Form 10-Q
period 1995-06-30
CENTURY PARK PICTURES CORP
filed 1995-08-22
CIK 728387

CONFORMED COPY


                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549



                                QUARTERLY REPORT

             Pursuant to Section 13 or 15(d) of the Securities and
                              Exchange Act of 1934


                        For Quarter ended June 30, 1995


                       CENTURY PARK PICTURES CORPORATION

             (Exact name of registrant as specified in its charter)



       Minnesota                          0-14247                 41-1458152
(State of Incorporation)          (Commission File Number)      (IRS ID Number)



4701 IDS Center, Minneapolis, Minnesota                             55402
(Address of principal executive offices)                          (zip code)


Registrant's telephone number, including area code:              (612) 333-5100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months and (2) has been subject to such filing
requirements for the past ninety (90) days.     _x_ Yes    ___ No

As at June 30, 1995, 8,636,952 common shares, $.001 par value, were outstanding.



                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         This information is included following "Index to Consolidated Financial Statements".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                   OPERATIONS

Period Ended June 30, 1995 compared to Period Ended June 30, 1994.

Admissions revenues were $1,824,950 for the quarter ended June 30, 1995, of which approximately $976,000 were generated by the Company's wholly owned subsidiary International Theatres Corporation ("ITC"), and $849,000 by the Company's 50.1% owned subsidiary Willy Bietak Productions, Inc. ("WBPI"). Admissions revenues were $1,490,783 for the quarter ended June 30, 1994, of which approximately $864,000 were generated by ITC and $627,000 by WBPI. The approximate $112,000 increase in revenues generated by ITC during the current period was primarily attributable to increased attendance and increased ticket prices, offset in part by increased promotional and complimentary tickets. The approximate $222,000 increase in revenues generated by WBPI during the current period was primarily attributable to timing and additional high season weeks in theme parks in the current year which resulted in increased revenue of approximately $74,000 in theme parks, and increased costume shop revenue of approximately $127,000.

ITC's food, beverage and merchandise sales were $950,296 for the quarter ended June 30, 1995, compared to $781,353 for the comparable prior year period, and their related cost of sales were $294,718 and $244,377, respectively. The approximate $169,000 increase in current year sales was due primarily to increased attendance. The cost of sales for both periods were comparable as a percent of food, beverage and merchandise sales.

Operating expenses for the quarter ended June 30, 1995 were $2,424,511 compared to $1,954,457 for the comparable prior year period, representing an increase of $470,054. ITC's operating expenses increased in the current year by approximately $304,000 primarily due to increased attendance, which was offset in part by cost containment actions taken by management since 1993. WBPI's operating expenses increased by approximately $166,000 in the current year primarily due to timing and additional high season weeks in theme parks in the current year which resulted in increased expenses of approximately $21,000 in theme parks, and increased costume shop expenses of approximately $125,000.

General and administrative expenses were $394,338 for the quarter ended June 30, 1995 compared to $474,483 for the comparable prior year period. The decrease in general and administrative expenses was primarily due to cost containment actions at ITC.

Net loss for the quarter ended June 30, 1995 was $363,089 compared to a net loss of $423,415 for the comparable prior year period. The reduction in net loss is primarily due to timing and additional high season weeks in theme parks in the current year which resulted in improved results for WBPI of approximately $89,000, which was offset by increased losses from of approximately $19,000 and $10,000 from CPPC and ITC, respectively.

                        LIQUIDITY AND SOURCES OF CAPITAL

Cash used by operating activities for the nine months ended June 30, 1995 was $224,364 compared to $408,350 for the comparable prior year period. The primary use of cash in operating activities was payment of accounts payable to ITC's vendors. The primary source of cash from operating activities was deferred revenue resulting from prepayments by ITC's customers, which represent gift certificates and tickets paid for in advance. Cash used in investing activities for the nine months ended June 30, 1995 was $8,191, which was primarily comprised of purchases of equipment of $55,627, which was offet in part by decreased amounts due from related parties of $47,436. Cash used in financing activities for the nine months ended June 30, 1995 was $173,272, which was used for reduction of notes payable and long-term capitalized lease obligations.

At June 30, 1995, the Company had a working capital deficit of ($1,804,922) and cash totaling $40,814. The working capital deficit at June 30, 1995 was primarily comprised of accounts payable of $513,566 and deferred revenues of $1,334,752, of which approximately $984,000 related to advance ticket sales for ITC's operations. Management believes the incremental cost that ITC will incur to realize these deferred revenues will be offset by the gross profit from food, beverage and merchandise sales to such customers.

The Company intends to continue to seek out potential acquisitions. It is probable that any significant acquisitions would require long-term financing. However, there are no assurances that the Company will complete any acquisitions or that it will obtain financing under terms acceptable to the Company.

Management intends to continue to restrict expenditures with respect to the future development of the Company's entertainment properties and to the marketing of its completed properties. The Company had no material commitments for capital expenditures as of June 30, 1995 and capital expenditures for the remainder of fiscal 1995 are expected to be immaterial.

Management believes its current cash position, along with anticipated cash flow from ITC's and WBPI's operations, and WBPI's existing bank line of credit providing for $100,000 available funds, will be sufficient to satisfy working capital requirements for fiscal 1995. However, there can be no assurances that anticipated cash flow from ITC's and WBPI's operations will be achieved. Management is currently evaluating its options for raising additional working capital. However, there are no assurances that additional working capital will be raised.



                                    PART II

ITEM 1.  LEGAL PROCEEDINGS.

                                      NONE

ITEM 2.  CHANGES IN SECURITIES.

                                      NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                                      NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                                      NONE

ITEM 5.  OTHER INFORMATION.

                                      NONE

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K.

                                      Exhibit 27 - For SEC Use

                                      NONE

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

Dated as of August 15, 1995.
                                      CENTURY PARK PICTURES CORPORATION

                                      By:/s/Ronald L. Leckelt
                                            Ronald L. Leckelt
                                            Chief Financial Officer

                                      By: /s/Thomas K. Scallen
                                             Thomas K. Scallen
                                             Chief Executive Officer



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Consolidated Balance Sheets                                     F-1

2.       Consolidated Statements of Operations                           F-2

3.       Consolidated Statements of Cash Flows                           F-3

4.       Notes to Consolidated Financial Statements                      F-4



               CENTURY PARK PICTURES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 1995 and September 30, 1994
                                  (Unaudited)


ASSETS                                                                                    June 30,   September 30,
                                                                                           1995          1994
CURRENT ASSETS
 Cash                                                                                    $   40,814   $  446,641
 Accounts receivable                                                                         41,301       86,699
 Inventories                                                                                 51,049       46,044
 Deferred show costs                                                                        153,548      150,549
 Due from related parties                                                                    98,619      146,055
 Prepaid expenses                                                                           178,547      167,061
    Total current assets                                                                    563,878    1,043,049

PROPERTY AND EQUIPMENT, at cost
 Building                                                                                 1,000,000    1,000,000
 Equipment                                                                                1,405,305    1,350,666
 Furniture and fixtures                                                                     169,014      168,026
                                                                                          2,574,319    2,518,692
 Less accumulated depreciation                                                            1,200,320      951,626
                                                                                          1,373,999    1,567,066
INTANGIBLES
 Cost in excess of net assets acquired, net of amortization                                 556,557      574,639
 Preacquisition costs, net of amortization                                                   22,500       11,925
                                                                                            579,057      586,564

                                                                                         $2,516,934   $3,196,679
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes payable                                                                           $   15,093   $   86,000
 Current maturities of capitalized lease obligations                                        155,000      139,037
 Contracts payable                                                                           16,372       73,764
 Accounts payable                                                                           513,566      636,451
 Deferred revenue                                                                         1,334,752      982,252
 Accrued expenses                                                                           334,017      329,830
      Total current liabilities                                                           2,368,800    2,247,334

LONG-TERM CAPITALIZED LEASE OBLIGATIONS                                                     604,596      722,924


STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, par value $.001 per share; authorized
     200,000,000 shares; issued 8,636,952 shares                                              8,637        8,637
 Additional paid in capital                                                               3,682,431    3,682,431
 Accumulated deficit                                                                     (4,147,530)  (3,464,647)
                                                                                           (456,462)     226,421

                                                                                         $2,516,934   $3,196,679


               CENTURY PARK PICTURES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three-Month and Nine-Month Periods Ended June30, 1995 and 1994
                                  (Unaudited)


                                                            Three-Month Periods            Nine-Month Periods
                                                            1995          1994            1995            1994
Revenues
 Admissions revenue                                     $ 1,824,950    $ 1,490,783    $ 5,154,210    $ 5,016,467

 Food, beverage and merchandise sales                       950,296        781,353      3,023,300      2,457,298
 Cost of Food, beverage and merchandise sales               294,718        244,377        905,884        767,610
  Gross profit                                              655,578        536,976      2,117,416      1,689,688

  Net revenues                                            2,480,528      2,027,759      7,271,626      6,706,155

Operating Costs and Expenses
 Operating costs                                          2,424,511      1,954,457      6,586,615      6,266,384
 General and administration                                 394,338        474,483      1,286,252      1,442,211
  Total operating costs and expenses                      2,818,849      2,428,940      7,872,867      7,708,595

  Operating  loss                                          (338,321)      (401,181)      (601,241)    (1,002,440)

Other, primarilly interest expense                          (27,012)       (35,943)       (81,306)      (100,167)

  Loss before income taxes and minority interest
    in loss of subsidiary                                  (365,333)      (437,124)      (682,547)    (1,102,607)

Federal and State Income Taxes                               (2,244)         1,514            337          3,448

  Loss before minority interest in loss of subsidiary      (363,089)      (438,638)      (682,884)    (1,106,055)

Minority Interest in Loss of Subsidiary                        --          (15,223)          --          (48,043)

  Net loss                                              ($  363,089)   ($  423,415)   ($  682,884)   ($1,058,012)

  Net loss per share of common stock                    ($     0.04)   ($     0.05)   ($     0.08)   ($     0.12)

  Weighted average number of common shares                8,636,952      8,636,952      8,636,952      8,636,952




               CENTURY PARK PICTURES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Nine-Month Periods Ended June 30, 1995 and 1994
                                  (Unaudited)


                                                            1995           1994
CASH FLOWS FROM  OPERATING ACTIVITIES
 Net loss                                               ($  682,884)   ($1,058,012)
 Adjustments to reconcile net loss to cash
  provided by operating activities:
   Depreciation and amortization                            256,201        230,738
   Minority interest in loss of subsidiary                     --          (48,043)
   Change in assets and liabilities:
 (Increase) decrease in-
     Accounts receivable                                     45,398         26,748
     Inventories                                             (5,005)          (595)
     Deferred show costs                                     (2,999)        12,142
     Prepaid expenses                                       (11,486)       (11,186)
  Increase (Decrease) in-
     Accounts payable and accrued expenses                 (176,089)       158,368
     Deferred revenue                                       352,500        278,909
     Income taxes payable                                      --            2,581

        Net cash used in operating activities              (224,364)      (408,350)


CASH FLOWS FROM INVESTING ACTIVITIES
 Cash paid for preacquisition costs                            --           (1,187)
 Increase in due from related parties                        47,436        (61,952)
 Purchase of property and equipment                         (55,627)       (67,149)

        Net cash used in investing activities                (8,191)      (130,288)


CASH FLOWS FROM FINANCING ACTIVITIES
 Net proceeds from issuance of common stock                    --             --
 Increase (decrease) in notes payable                       (70,907)          --
 Decrease in due to related parties                            --             --
 Reduction of long-term capitalized lease obligations      (102,365)       (92,111)

        Net cash used in financing activities              (173,272)       (92,111)

        Net decrease in cash                               (405,827)      (630,749)

        Cash, beginning of period                           446,641        592,971

        Cash (overdraft), end of period                 $    40,814    ($   37,778)



                       CENTURY PARK PICTURES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1.  Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures necessary for a fair presentation of results of operations, financial position, and consolidated cash flows in conformity with generally accepted accounting principles. However, such statements do reflect, in the opinion of management of the Company, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the results of operations for these periods.


Note 2.  Retroactive Change in Accounting

In July 1993, the Company acquired International Theatres Corporation (ITC), its wholly owned subsidiary, and accounted for certain leases assumed as capital leases. During 1994, it was determined that this method was not in accordance with generally accepted accounting principles.

During the year ended September 30, 1994, the Company retroactively changed its method of accounting for these leases. The leases were allocated between land and buildings based on fair values. The portion of the lease allocated to building was determined to be a capitalized lease obligation; however, the portion allocated to land was determined to be an operating lease in accordance with generally accepted accounting principles.

The financial statements for the quarter ended June 30, 1994, have been retroactively restated for this change. This change had the following effects as of and for the quarter ended June 30, 1994:

                                                Increase
                                               (Decrease)

               Leasehold interest in land     $(1,000,000)
               Accumulated depreciation            95,612
               Intangible assets               (1,140,974)
               Accrued expenses                     6,396
               Capitalized lease obligation    (2,197,213)
               Accumulated deficit                 35,577
               Net loss                            10,192