Form 10-K
period 1995-09-30
CENTURY PARK PICTURES CORP
filed 1996-02-14
CIK 728387

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  ANNUAL REPORT

                     Pursuant to Section 13 or 15(d) of the
                        Securities & Exchange Act of 1934

                    For fiscal year ended September 30, 1995

                        CENTURY PARK PICTURES CORPORATION
             (Exact name of registrant as specified in its charter)

         Minnesota                   0-14247                   41-1458152
(State of Incorporation)           (Commission                (IRS Employer
                                   File Number)           Identification Number)

4701 IDS Center, Minneapolis, Minnesota           55402
(Address of principal executive offices)       (zip code)

Registrant's telephone number:  (612) 333-5100



          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK par value $.001

Registrant has (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months and (2) has been subject to such filing requirements for the past ninety (90) days.

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As at December 31, 1995, 9,859,541 common shares were outstanding and the aggregate market value of the common shares (based upon the average bid and asked prices of these shares as at December 31, 1995 as reported by the National Quotation Bureau, Incorporated) of the Registrant held by non-affiliates was $305,192.44.


                                     PART I

         ITEM 1.  BUSINESS

         (a)  GENERAL DESCRIPTION OF BUSINESS

The Company develops, produces and markets various entertainment properties for the motion picture, pay/cable and commercial television markets and, until September 1995 through its 50.1% owned subsidiary, Willy Bietak Productions, Inc. ("WBPI"), produced and operated0 small touring ice shows and theme shows appearing in theatres, casinos, and major amusement parks and arenas. On September 29, 1995, in consideration of guarantees of certain bank debt of WBPI, provided WBPI by its minority shareholder, the Company transferred 65,900 of its shares of WBPI common stock to such minority shareholder, thereby reducing the Company's interest to 30%. The Company's wholly-owned subsidiary, International Theatres Corporation ("ITC") operates the Chanhassen Dinner Theatre in Chanhassen, Minnesota which the Company acquired in 1993.

The Company was organized under Minnesota law in 1983. The Company's executive offices are located at 4701 IDS Center, Minneapolis, Minnesota 55402 and its telephone number is (612) 333- 5100.

         (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company's operations are attributable to one business segment. The ownership, production, and operation of entertainment attractions.

         (c)  NARRATIVE DESCRIPTION OF BUSINESS

           (i)   International Theatres Corporation

           On July 29, 1993, the Company acquired International Theatres Corporation which operates the Chanhassen Dinner Theatre, located in suburban Minneapolis, which the Company believes is the largest dinner theater operation in the country. The facility, which was founded in 1968, encompasses 87,000 square feet and consists of four theaters and a related food service operation. The Chanhassen Dinner Theatre has a total theater capacity of over 1,100 and can serve 1,100 dinners in a two-hour period. Since the Company's purchase, the Chanhassen Dinner Theatre has been managed by Michael Brindisi, formerly the artistic director of Chanhassen Dinner Theatre.

           The Chanhassen Dinner Theatre's four theaters play to approximately 180,000 customers annually and have played to over 6 million customers since its inception. Each theater usually performs eight shows per week. The main theater, which seats 576 people for dinner and theater, typically offers a musical show, such as "42nd Street", which is currently being performed. The other theaters seat 250, 130, and 125 people respectively, and offer a variety of popular plays, such as "Nunsence", "Mass Appeal", "On Golden Pond", and "Sleuth". The facilities also include cocktail lounges, private banquet areas and a ballroom. The Chanhassen Dinner Theatre employs approximately 250 full-time employees, including 50 actors and musicians.

           Ticket prices, generally include dinner and a show, and vary from theatre to theatre. An in-house production staff produces each show, including the development of all costumes and scenery.
The Chanhassen Dinner Theatre is open all year.

           (ii)  Motion Pictures, Pay/Cable, and Television

           In producing entertainment properties for motion picture, pay/cable and commercial television, the Company has limited its costs to those incurred prior to the commencement of principal photography. It has been the Company's intention to produce or co-produce and arrange for the distribution of primarily feature length motion pictures with production financing derived from third party sources. The Company has reported no revenues from motion pictures, pay/cable and television during 1993, 1994 and 1995. At September 30, 1995, the Company had two (2) properties in various stages of production and development of which one (1) was substantially completed. All such properties have been charged to expenses.

           The profits of an enterprise involved in the entertainment industry generally and, particularly, the motion picture, television and music industries are greatly dependent upon the audience appeal of each creative product, compared with the cost of such product's purchase, development, production and distribution. Competition is intense both within the motion picture and television industry and other entertainment media. The Company is in competition with several major film studios, as well as with numerous "independent" motion picture and television production companies for the acquisition of artistic properties, and the services for creative and technical personnel.

         ITEM 2.  PROPERTIES

The Company leases, as its headquarters, 1,941 square feet of office space at 4701 IDS Center, Minneapolis, Minnesota 55402. The Company motion picture and television operations leases 160 square feet of office space at 3575 Cahuenga Blvd. West, Los Angeles, California 90048. Management believes that there is adequate space available in the Los Angeles area to accommodate its California operations.

International Theaters Corporation leases the Chanhassen Dinner Theatre facilities pursuant to two leases, both of which expire on May 31, 1999. The Company has an option to extend the term of these leases for two additional periods of five years each. The leases cover approximately 87,000 square feet and contain options to purchase the property for $3,665,000, before expiration.


         ITEM 3.  LEGAL PROCEEDINGS

                                      NONE


         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.


                                     PART II


         ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

         a.  Price Range of Common Stock

         The following table shows the range of the closing bid prices for the Common Stock in the over-the-counter market for the fiscal years ended September 30, 1995 and 1994. The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail markup, markdown, or commission and do not necessarily represent actual transactions.


         Fiscal Year 1995                         Bid Prices
         ----------------                         ----------
                                              High        Low
                                              ----        ---

         First Quarter                        1/16        1/32
         Second Quarter                       1/8         1/32
         Third Quarter                        3/32        1/32
         Fourth Quarter                       1/16        1/32


         Fiscal Year 1994                         Bid Prices
         ----------------                         ----------
                                              High        Low
                                              ----        ---

         First Quarter                        5/8         1/8
         Second Quarter                       3/4         1/4
         Third Quarter                         1          1/2
         Fourth Quarter                       5/8         1/8


         b.  Number of equity security holders' accounts at December
             31, 1995:
                                       980


         c.  Dividends:


         The Registrant has never paid any cash dividends on its Common Stock and does not plan to pay any cash dividends in the foreseeable future.


         ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA


                                     1995          1994 (b)     1993(a)(b)       1992(b)       1991(b)
                                 ------------   ------------   ------------   ------------   ------------
Revenues                         $ 6,665,876    $ 5,776,290    $   963,862    $         0    $         0
Net Income (Loss)                   (939,169)      (437,594)      (466,047)      (143,344)      (241,839)
Net Income (Loss) per Share             (.11)          (.05)          (.07)          (.05)          (.09)
Weighted Average Number
  of Common Shares                 8,636,952      8,636,952      6,437,917      2,636,952      2,636,952
Total Assets                       1,963,738      2,876,727      3,013,572         79,814        184,115
Long Term Debt                       562,187        722,924        861,961              0              0
(excluding current portion)
Stockholders' Equity (Deficit)      (643,455)       295,714        733,308         (5,598)       236,241


(a) The Company acquired ITC on July 29, 1993.
(b) Restated to reflect deconsolidation of WBPI. See Note 5 to Consolidated Financial Statements.


         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS


                                   OPERATIONS


          Year Ended September 30, 1995 compared to September 30, 1994


Admissions revenues were $4,064,623 for the year ended September 30, 1995 compared to $3,619,314 for the comparable prior year period. All of the admission revenues were attributable to the operations of ITC. The increase in admission revenues was primarily attributable to increased paid attendance.

All of the Company's food, beverage and merchandise sales and their related costs of sales were generated by ITC. Food, beverage and merchandise sales were $3,665,635 for the year ended September 30, 1995 compared to $3,157,027 for the comparable prior year period. The increase in such sales was primarily attributable to increased attendance. The cost of food, beverage and merchandise sales were $1,151,073 for the year ended September 30, 1995 compared to $1,011,814 for the comparable prior year period. Such costs as a percent of related sales were 31.4% and 32.0% for 1995 and 1994, respectively. The slight improvement in gross margin on food, beverage and merchandise sales were due primarily to increased prices.

Operating expenses were $5,843,601 for the year ended September 30, 1995 compared to $5,408,396 for the comparable prior year period. The increase in operating expenses was primarily attributable to increased attendance and more elaborate props in 1995, offset in part by reduced performers' compensation which was due to fewer performers in certain productions in 1995 compared to 1994.

General and administrative expenses were $1,243,295 for the year ended September 30, 1995 compared to $1,227,221 for the comparable prior year period. The increase was primarily due to inflationary increases in certain administrative costs.

Interest expense was $117,496 for the year ended September 30, 1995 compared to $139,305 for the comparable prior year period. Substantially all of the interest expense is related to ITC's capitalized leasehold interest in building as discussed in Note 3 to the Consolidated Financial Statements. The decrease in interest is due to the decrease in the outstanding balance of the capitalized leasehold interest.

Equity in net loss of WBPI was $7,040 for the year ended September 30, 1995 compared to $48,235 for the comparable prior year period. The Company's equity interest is 30%. See Note 5 to the Consolidated Financial Statements for condensed financial information of WBPI.


          Year Ended September 30, 1994 compared to September 30, 1993


Admissions revenues were $3,619,314 for the year ended September 30, 1994, all of which were generated by ITC. Admissions revenues were $603,697 for the year ended September 30, 1993, all of which were generated by ITC. The increase in admissions revenues was due to the inclusion of ITC's operations for the entire year in 1994 as compared to the period from July 29, 1993 to September 30, 1993 for the comparable prior year period.

All of the Company's food, beverage and merchandise sales and their related cost of sales were generated by ITC. The increase in such sales and cost of sales is attributable to the inclusion of ITC's operations for the entire year in 1994, as compared to the period from July 29, 1993, to September 30, 1993, for the comparable prior year period.

Operating expenses were $5,408,396 for the year ended September 30, 1994, all of which were attributable to the operations of ITC. Operating expenses were $833,304 for the year ended September 30, 1993, all of which were attributable to the operations of ITC. The increase in operating expenses was due to the inclusion of ITC's operations for the entire year in 1994, as compared to the period from July 29, 1993 to September 30, 1993 for the comparable prior year period.

General and administrative expenses were $1,227,221 for the year ended September 30, 1994 compared to $545,149 for the comparable prior year period. The increase was primarily attributable to the inclusion of ITC's operations for the entire year in 1994, as compared to the period from July 29, 1993 to September 30, 1993 for the comparable prior year period.

The Company incurred a consolidated operating loss of $1,168,157 for the year ended September 30, 1994, compared to an operating loss of $467,218 for the comparable prior year period. For the year ended September 30, 1994, ITC sustained an operating losses of approximately $753,000, and the Company, exclusive of ITC's operations, sustained an operating loss of approximately $415,000. For the year ended September 30, 1993, ITC and the Company incurred operating losses of approximately $57,000 and $410,000, respectively. The declining results for ITC are primarily related to declining attendance.

During 1994, the Company sold its interest in a letter of intent and option to purchase television stations for $865,000, net of commissions and reimbursement of direct expenses which had been reported as prepaid acquisition costs until such sale was completed. Such revenues are not anticipated to be reoccurring. Such amount has been reported as non-operating income. See Consolidated Statement of Operations and Note 9 to Consolidated Financial Statements.

Interest expense was $139,305 for the year ended September 30, 1994 compared to $37,852 for the comparable prior year period. Substantially all of these amounts related to the operations of ITC. The increase was primarily attributable to the inclusion of ITC's operations for the entire year in 1994, as compared to the period from July 29, 1993 to September 30, 1993 for the comparable prior year period.

Equity in net income (loss) of WBPI was $(48,235) for the year ended September 1994 compared to $11,103 for the comparable prior year period. The Company's equity interest is 30%. See Note 5 to Consolidated Financial Statements for condensed financial information of WBPI.


                        LIQUIDITY AND SOURCES OF CAPITAL


Cash provided by (used) in operating activities for the year ended September 30, 1995 was $(501,830) compared to ($518,187) in the comparable prior year period. Cash provided by investing activities was $65,166 for the year ended September 30, 1995 compared to $698,903 for the comparable prior year period. During 1994, the Company realized proceeds from sale of option of $985,598. Cash provided
(used) by financing activities was $41,582 for the year ended September 30, 1995, compared to $(113,935) for the comparable prior year period. The increase in 1995 was primarily due to the increase in excess of outstanding checks over bank balance of $122,659 and advances from related parties of $45,588.

At September 30, 1995, the Company had cash totaling $32,078 and a working capital deficit of $1,773,971. The working capital deficit was comprised primarily of accounts payable of $504,118 and deferred revenues of $848,612. Accounts payable at September 30, 1995, consisted primarily of ITC's open invoices that were subsequently paid in the first fiscal quarter of 1996. The deferred revenues consist primarily of advance ticket sales of ITC's operations. Management believes the incremental cost that ITC will incur to realize the revenues attributable to the customers that have purchased tickets in advance will be offset by the gross profit from food, beverage and merchandise sales to such customers.

Management intends to continue to restrict expenditures with respect to the future development of entertainment properties and to market its completed properties. Management believes these actions will maintain the Company's liquidity. The Company had no material commitments for capital expenditures as of September 30, 1995 and capital expenditures for fiscal 1996 are expected to be immaterial.

The Company intends to continue to seek out potential acquisitions, primarily but not necessarily limited to, television stations. The Company is currently investigating several multi-station acquisitions. However, these potential acquisitions are in the early stages of negotiation. The Company intends to finance any acquisitions with senior bank financing of approximately 60%, and the remainder with a combination of other debt and equity instruments. There are no assurances that the Company will successfully identify these or any other potential acquisitions or that, if identified, it will obtain financing under terms acceptable to the Company.

In September 1995, the Company's CEO entered into a letter of intent to lease, with the option to purchase, an arena football franchise, to be located in Minneapolis, Minnesota. In connection therewith, the CEO advanced funds of approximately $57,000 to or for the benefit of the lessor, the league and others. The Company is finalizing the acquisition of the CEO's interest in the franchise. The definitive lease agreement, the contractual arrangement with an arena and the consideration, if any, to be paid to the CEO, are in the process of finalization. If acquired, the franchise will be operated by Minnesota Arena Football, Inc., a wholly-owned subsidiary of the Company. The Company's exercise of the option to purchase the franchise will be dependent in any respect on the reception of this entertainment to the Minnesota consumer.

Management has caused several of ITC's costs to be reduced or eliminated for fiscal 1996. ITC's operating budget for fiscal 1996 projects net income. Management plans to continue to closely monitor the operations of ITC, taking quick action to control costs and cause expenses to be reduced, should actual revenues not meet budgeted revenues. ITC's operations are behind budget for the first fiscal quarter. However, management believes that advance ticket sales and advance bookings are indicative that the second quarter's results should approximate budget. Although ITC's operations are continuous throughout the year, ITC has historically generated profits during the first two fiscal quarters and has incurred losses during the third and fourth fiscal quarters. Management anticipates that ITC's results for the first and second fiscal quarters will provide sufficient funds to sustain their operations for the remainder of fiscal 1996.

In December, 1995, and early January, 1996, the Company received $312,423 from the exercise of warrants to purchase 1,249,692 shares of common stock. The proceeds are to be used to fund working capital requirements and if acquired, the acquisition costs, start up costs and operation of the arena football franchise.

Management believes its current cash position, including proceeds from exercise of stock warrants, is sufficient to sustain its operations for fiscal 1996, and to fund the cost relative to investigating potential acquisitions. Management also believes ITC will return to profitability and that ITC and the arena football franchise, if acquired, will provide sufficient funds to satisfy their working capital requirements for fiscal 1996. However, there can be no assurance that anticipated cash flow from ITC's and the arena football franchise's operations will be achieved.


                                    INFLATION


Inflation and changing prices have not had a significant impact on operations of the Company to date. It is anticipated that future cost increases will be recovered by adjustment in pricing admissions to the Chanhassen Dinner Theatre and the WBPI shows.


         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


This information is included following "Index to Financial Statements".


         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


                                      NONE


                                    PART III


         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AT SEPTEMBER 30, 1995


                                                                                Director/
                                                                                Officer
Name                                Office Held                                 Since            Age

Philip Rogers                       President, Director                         1983             61
Thomas K. Scallen                   Chief Executive Officer,
                                    Director                                    1983             70
Ronald L. Leckelt                   Chief Financial Officer                     1992             43
Howard L. Golden                    Director                                    1983             58
Bruce Lansbury                      Director                                    1983             65


Mr. Rogers became President and Director upon the Company's formation. Mr. Roger is also a principal of Philipico Picture Company, a motion picture and television production company.

Mr. Scallen became Chairman of the Board of Directors, Vice President, and Treasurer of CPPC upon its formation. Mr. Scallen was elected Chief Executive Officer of the Company on March 14, 1992. Mr. Scallen was president, director and principal stockholder of International Broadcasting Corporation, a publicly traded company engaged in entertainment activities, the presentation of touring shows, arena shows and motion picture or television productions until March 1992. International Broadcasting Corporation filed for protection under Chapter 11 of the Bankruptcy Act in August 1991.

Mr. Leckelt was elected Chief Financial Officer of the Company in June 1992. For the three years prior, Mr. Leckelt was a general services partner with the firm of McGladrey & Pullen, L.L.P., Certified Public Accountants and Consultants. Mr. Leckelt does not currently devote full time to the Company. Mr. Leckelt is also a partner with the firm of Sharp & Leckelt, Certified Public Accountants.

Mr. Golden became a Director of the Company upon its formation. Mr. Golden is the Chairman of the Board and Chief Executive Officer of Total Entertainment Corp., a company that distributes, syndicates and produces film and television programming.

Mr. Lansbury became a Director of the Company upon its formation. For more than the past five years, Mr. Lansbury has been an independent producer and is Supervising Producer and one of the writers for the television series "Murder She Wrote."


         ITEM 11.  EXECUTIVE COMPENSATION


Officer Compensation
--------------------
                                                          Cash and Cash Equivalent     Aggregate
                                                          ------------------------   ------------
      Name                 Capacity              Year     Salaries                   Remuneration
      ----                 --------              ----     --------                   ------------

Philip Rogers             President             1995         $  -0-                    $   -0-
                                                1994         $  -0-                    $   -0-
                                                1993         $  -0-                    $   -0-

Thomas K. Scallen         CEO                   1995         $135,000                  $135,000
                                                1994         $135,692                  $135,692
                                                1993         $ 70,023                  $ 70,023

Ronald L. Leckelt         CFO                   1995         $ 60,000                  $ 60,000
                                                1994         $ 60,000                  $ 60,000
                                                1993         $ 70,000                  $ 70,000

All Officers as a
   Group
 (4 in number)                                  1995         $195,000                  $195,000
                                                1994         $195,692                  $195,692
                                                1993         $140,023                  $140,023



Director Compensation


The Directors have not received any cash compensation. Directors, other than Messrs. Scallen and Rogers, each received 2 year options to purchase 10,000 shares of the Company's common stock at $1.50 per share in 1993. These options have been extended to expire September 30, 1996.


      ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
      MANAGEMENT


The following table sets forth as at September 30, 1995, the information with respect to common stock ownership of each person known to the Company to own beneficially more than five percent (5%) of the shares of the Company's common stock and all Directors and Officers as a group.

 Name                        Number of
& Address                     Shares    Percentage
---------                     ------    ----------
Thomas K. Scallen            1,619,480     18.8%

All Officers and Directors
as a Group (5 in number)     1,718,855     19.9%


      ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended September 30, 1994, the Company's CEO provided advances of $50,000 to the Company. This amount was paid during the fiscal year ended September 30, 1994. During the year ended September 30, 1995, no advances were made.

At September 30, 1995 and 1994, the Company has advances to the Company's CEO totalling $48,150 and $113,000, respectively. Subsequent to September 30, 1995, the advance of $48,150 was repaid by the Company's CEO. Interest on advances for the year ended September 30, 1994, was $1,057. For the year ended September 30, 1995, the Company did not charge any interest on these advances.

During the years ended September 30, 1995 and 1994, the Company paid the Company's CEO $24,000 per year rent for the use of a condominium in Los Angeles.

As of September 30, 1995, the Company had provided salary advances to the Company's CFO of $5,208. Subsequent to September 30, 1995, the advance of $5,208 was repaid by the Company's CFO through salary deferrals.

As of September 30, 1995, the Company owes the Company's CEO $20,500 for cumulative accrued salary and rent for the use of a condominium. These amounts are included in accrued expenses on the balance sheet.

As of September 30, 1995, the Company owes a company owned by the Company's CEO $45,588 for contracted salary and cash advances.

On September 29, 1995, in consideration of guarantees of certain bank debt of WBPI, provided WBPI by its minority shareholder, the Company transferred 65,900 of its shares of WBPI common stock to such minority shareholder, thereby reducing the Company's interest to 30%.

                                     PART IV

      ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS
      ON FORM 8-K

(a)  1.       Financial Statements.  See following "Index to Financial
              Statements".

     2. Financial Statement Schedules. See following "Index to Financial Statements".

(b)  Reports on Form 8-K
                                      NONE

(c)  Exhibits

      (3.) Articles of Incorporation and By-Laws are incorporated by reference to the Exhibits to the Registrant's
              Registration Statement of September 15, 1983.

      (4.) Rights of warrant holders set forth in Exhibits to Registration No.33-58546 effective April 12, 1993 incorporated by this reference.

      (10.) Stock Purchase Agreement, dated July 29, 1993 between registrant and International Broadcasting Corporation, International Theatres Corporation and National Westminster Bank USA attached as an Exhibit to Registrants Report on Form 8-K is incorporated by this reference.

      (21.) Registrant owns 30% of Willy Bietak Productions, Inc., a Nevada corporation.

      (22.i) Registrant is the sole shareholder of International Theatres Corporation, a Minnesota corporation ("ITC"). ITC does business under the registered trade name, Chanhassen Dinner Theatres.

      (22.ii) Registrant is the sole shareholder of Minnesota Arena Football, Inc., a Minnesota corporation ("MAF"). MAF will do business under the trade name Minnesota Fighting Pike.

      (23) Consent of experts and counsel filed in connection with Registration #33-58546 filed on February 17, 1993 are incorporated by this reference.

      (27)    Financial Data Schedule



CPPC\Form-10K-95




                CENTURY PARK PICTURES CORPORATION AND SUBSIDIARY

           CONSOLIDATED FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES
                     INCLUDED IN ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995


                                      INDEX

Page numbers refer to pages in the attached Consolidated Financial Statements:

                                                        Page

Independent Auditor's Report............................ F-1

Consolidated Balance Sheets - September 30, 1995
  and September 30, 1994................................ F-2

Consolidated Statements of Operations -
  Years ended September 30, 1995, 1994, and 1993........ F-4

Consolidated Statement of Changes in Common
  Stockholders' Equity - Years Ended
  September 30, 1995, 1994, and 1993.................... F-6

Consolidated Statements of Cash Flows -
  Years ended September 30, 1995, 1994, and 1993........ F-7

Notes to Consolidated Financial Statements.............. F-9



CPPC\Form-10K-95


                        CENTURY PARK PICTURESCCORPORATION

                                 AND SUBSIDIARY

                          CONSOLIDATED FINANCIAL REPORT


                               SEPTEMBER 30, 1995




                                    CONTENTS


INDEPENDENT AUDITOR'S REPORT                                                   1
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS

Consolidated balance sheets                                                2 - 3

Consolidated statements of operations                                      4 - 5

Consolidated statements of stockholders' equity                                6

Consolidated statements of cash flows                                      7 - 8

Notes to consolidated financial statements                                9 - 17
--------------------------------------------------------------------------------



                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Century Park Pictures Corporation
    and Subsidiary
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Century Park Pictures Corporation and Subsidiary as of September 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Park Pictures Corporation and Subsidiary as of September 30, 1995 and 1994, and the results of their operations, and their cash flows for each of the years in the three-year period ended September 30, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered recurring losses from operations, and its total liabilities exceeds its total assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 11 to the consolidated financial statements in 1995, the Company adopted Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.



Minneapolis, Minnesota
November 6, 1995, except for Note 12, as to which the date is January 4, 1996




CENTURY PARK PICTURES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
September 30, 1995 and 1994

ASSETS                                                             1995         1994
--------------------------------------------------------------------------------------
Current Assets
     Cash                                                      $   32,078   $  427,160
     Accounts receivable                                           21,229       22,359
     Inventories                                                   41,339       46,044
     Deferred show costs                                           40,350       31,462
     Due from WBPI                                                   --         77,280
     Due from related parties (Note 4)                             53,358      116,745
     Prepaid expenses:
         Royalties                                                 18,924         --
         Supplies                                                  28,114       30,157
         Other                                                     35,643       91,369
                                                               ----------   ----------
                   Total current assets                           271,035      842,576
                                                               ----------   ----------

Property and Equipment, at cost (Note 3)
     Leasehold interest in building                             1,000,000    1,000,000
     Equipment                                                    455,237      435,166
     Furniture and fixtures                                       447,670      426,050
                                                               ----------   ----------
                                                                1,902,907    1,861,216

     Less accumulated depreciation and amortization               701,440      413,629
                                                               ----------   ----------
                                                                1,201,467    1,447,587
                                                               ----------   ----------

Intangibles
     Cost in excess of net assets of business acquired, less
         accumulated amortization (Notes 2 and 11)                455,528      574,639
     Preacquisition costs                                          35,708       11,925
                                                               ----------   ----------
                                                                  491,236      586,564
                                                               ----------   ----------
                                                               $1,963,738   $2,876,727
                                                               ==========   ==========

See Notes to Consolidated Financial Statements.


LIABILITIES AND STOCKHOLDERS' EQUITY  (DEFICIT)                       1995          1994
------------------------------------------------------------------------------------------
Current Liabilities
     Current maturities of capitalized lease obligation         $   173,109    $   139,037
     Excess of outstanding checks over bank balance                 122,659           --
     Due to related company (Note 4)                                 45,588           --
     Accounts payable                                               504,118        556,537
     Deferred revenue                                               848,612        946,037
     Accrued expenses (Note 4):
         Compensation                                               139,422        104,133
         Other                                                      211,498        112,345
                                                                -----------    -----------
                   Total current liabilities                      2,045,006      1,858,089
                                                                -----------    -----------



Long-Term Capitalized Lease Obligation (Note 3)                     562,187        722,924
                                                                -----------    -----------



Commitments and Contingencies (Notes 8 and 10)



Stockholders' Equity (Deficit)
     Common stock, par value $0.001 per share; authorized
         200,000,000 shares; 8,636,952 issued and outstanding         8,637          8,637
     Additional paid-in capital                                   3,682,431      3,682,431
     Accumulated deficit                                         (4,334,523)    (3,395,354)
                                                                -----------    -----------
                                                                   (643,455)       295,714
                                                                -----------    -----------
                                                                $ 1,963,738    $ 2,876,727
                                                                ===========    ===========



CENTURY PARK PICTURES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 1995, 1994, AND 1993

                                                                                        1993
                                                          1995           1994         (Note 2)
-----------------------------------------------------------------------------------------------
Revenues:
     Admission revenues                               $ 4,064,623    $ 3,619,314    $   603,697
     Other                                                 86,691         11,763           --
                                                      -----------    -----------    -----------
                                                        4,151,314      3,631,077        603,697
                                                      -----------    -----------    -----------

     Food, beverage, and merchandise sales              3,665,635      3,157,027        511,925
     Cost of food, beverage, and merchandise sales      1,151,073      1,011,814        151,760
                                                      -----------    -----------    -----------
                   GROSS PROFIT ON FOOD, BEVERAGE,
                       AND MERCHANDISE SALES            2,514,562      2,145,213        360,165
                                                      -----------    -----------    -----------

                   NET REVENUES                         6,665,876      5,776,290        963,862
                                                      -----------    -----------    -----------

Operating costs and expenses:
     Operating:
         Performers' compensation                       1,512,326      1,797,843        174,776
         Costs of costumes, sets, and props               734,928        346,284         49,121
         Other production costs                         3,596,347      3,264,269        609,407
     Administration                                     1,243,295      1,227,221        545,149
     Depreciation and amortization (Note 11)              406,922        308,830         52,627
                                                      -----------    -----------    -----------
                                                        7,493,818      6,944,447      1,431,080
                                                      -----------    -----------    -----------

                   OPERATING LOSS                        (827,942)    (1,168,157)      (467,218)

Nonoperating income (expense):
     Sale of option (Note 9)                                 --          865,000           --
     Interest expense                                    (117,496)      (139,305)       (37,852)
     Other income                                          15,909         55,603         28,420
                                                      -----------    -----------    -----------
                   LOSS BEFORE EQUITY IN NET INCOME
                       (LOSS) OF WBPI AND INCOME
                       TAXES                             (929,529)      (386,859)      (476,650)

Equity in net income (loss) of WBPI                        (7,040)       (48,235)        11,103
                                                      -----------    -----------    -----------
                   LOSS BEFORE INCOME TAXES              (936,569)      (435,094)      (465,547)

Federal and state income taxes (Note 6)                     2,600          2,500            500
                                                      -----------    -----------    -----------
                   NET LOSS                           $  (939,169)   $  (437,594)   $  (466,047)
                                                      ===========    ===========    ===========

Net loss per share of common stock (Note 8)           $     (0.11)   $     (0.05)   $     (0.07)
Weighted average number of common  shares
       (Note 8)                                         8,636,952      8,636,952      6,437,917


See Notes to Consolidated Financial Statements.


CENTURY PARK PICTURES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1995, 1994, AND 1993


                                        Common Stock, Issued     Additional
                                      ------------------------     Paid-In     Accumulated
                                       Shares        Amount        Capital       Deficit        Total
----------------------------------------------------------------------------------------------------------
Balance, September 30, 1992            2,636,952   $     2,637   $ 2,483,478   $(2,491,713)   $    (5,598)
     Net loss                               --            --            --        (466,047)      (466,047)
     Sale of common stock (Note 8)     6,000,000         6,000     1,198,953          --        1,204,953
                                       ---------   -----------   -----------   -----------    -----------

Balance, September 30, 1993            8,636,952         8,637     3,682,431    (2,957,760)       733,308
     Net loss                               --            --            --        (437,594)      (437,594)
                                       ---------   -----------   -----------   -----------    -----------

Balance, September 30, 1994            8,636,952         8,637     3,682,431    (3,395,354)       295,714
     Net loss                               --            --            --        (939,169)      (939,169)
                                       ---------   -----------   -----------   -----------    -----------

Balance, September 30, 1995            8,636,952   $     8,637   $ 3,682,431   $(4,334,523)   $  (643,455)
                                       =========   ===========   ===========   ===========    ===========


See Notes to Consolidated Financial Statements



CENTURY PARK PICTURES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1995, 1994, AND 1993

                                                                                                                1993
                                                                             1995             1994            (Note 2)
---------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
     Net loss                                                           $      (939,169) $      (437,594)  $      (466,047)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation                                                           288,308          284,719            48,609
         Amortization                                                           119,111           24,111            10,518
         Gain on sale of option                                                       -         (865,000)                -
         Loss on disposal of property and  equipment                              2,490            6,152                 -
         Equity in net (income) loss of WBPI                                      7,040           48,235           (11,103)
         Change in assets and liabilities, net of effects of the
            acquisition of ITC:
            (Increase) decrease in:
                Accounts receivable                                               1,130           (3,353)           37,529
                Inventories                                                       4,705          (11,311)             (455)
                Deferred shows costs                                             (8,888)          46,243            40,813
                Prepaid expenses                                                 38,845          (35,073)           38,242
            Increase (decrease) in:
                Accounts payable and accrued expenses                            82,023          297,952            28,650
                Deferred revenue                                                (97,425)         127,232           (81,613)
                Income taxes payable                                                  -             (500)                -
                                                                        ---------------  ---------------   ---------------
                   NET CASH USED IN OPERATING ACTIVITIES                       (501,830)        (518,187)         (354,857)
                                                                        ---------------  ---------------   ---------------

Cash Flows From Investing Activities
     Capital expenditures                                                       (44,678)         (19,861)           (9,896)
     Purchase of ITC, net of cash acquired of $230,279                                -                -          (319,721)
     Cash paid for preacquisition costs                                         (23,783)         (72,121)          (60,402)
     Proceeds from sale of option (Note 9)                                            -          985,598                 -
     Increased investment in WBPI                                                     -                -           (14,027)
     (Increase) decrease in due from WBPI                                        77,280          (73,850)            3,430
     (Increase) decrease in advances made to related
         parties                                                                 56,347         (120,863)            6,725
                                                                        ---------------  ---------------   ---------------
                   NET CASH PROVIDED BY (USED IN)
                       INVESTING ACTIVITIES                                      65,166          698,903          (393,891)
                                                                        ---------------  ---------------   ---------------

Cash Flows From Financing Activities
     Excess of outstanding checks over bank balance                             122,659                -                 -
     Payments on long-term capitalized lease                                   (126,665)        (113,935)          (24,104)
     Increase (decrease) in advances from related parties                        45,588                -           (72,300)
     Net proceeds received on issuance of common stock                                -                -         1,204,953
                                                                        ---------------  ---------------   ---------------
                   NET CASH PROVIDED BY (USED IN)
                       FINANCING ACTIVITIES                                      41,582         (113,935)        1,108,549
                                                                        ---------------  ---------------   ---------------

                   NET INCREASE (DECREASE) IN CASH                             (395,082)         (66,781)          359,801

Cash
     Beginning of year                                                          427,160          360,379               578
                                                                        ---------------  ---------------   ---------------
     End of year                                                        $        32,078  $       427,160   $       360,379
                                                                        ===============  ===============   ===============

Supplemental Disclosures of Cash Flow Information
     Cash paid for interest                                             $       119,187  $       148,939   $        23,926
     Net cash paid (refund received) for income taxes                             2,600            1,868              (248)
                                                                        ===============  ===============   ===============

Acquisition of ITC (Note 2)
     Cash purchase price                                                $             -  $             -   $       550,000
                                                                        ===============  ===============   ===============

     Working capital deficit acquired, net of cash
         acquired of $230,279                                           $             -  $             -   $    (1,037,970)
     Fair value of property and equipment acquired                                    -                -         1,754,923
     Cost in excess of net assets of business acquired                                -                -           602,768
     Capital lease obligation assumed                                                 -                -        (1,000,000)
                                                                        ---------------  ---------------   ---------------
                                                                        $             -  $             -   $       319,721
                                                                        ===============  ===============   ===============

See Notes to Consolidated Financial Statements.


CENTURY PARK PICTURES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS: The Company is engaged in the development, production, and marketing of entertainment properties.

International Theatres Corporation (ITC), a 100 percent owned subsidiary, owns and operates the Chanhassen Dinner Theatres in Chanhassen, Minnesota (see Note
2).

The Company has a 30 percent investment in Willy Bietak Productions, Inc.
(WBPI), which produces touring ice shows and theme shows appearing in shopping malls, theaters, casinos, arenas, and major amusement parks throughout the United States.

Significant accounting policies:

PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ITC. All significant intercompany transactions and balances have been eliminated in consolidation.

INVESTMENT IN COMMON STOCK OF WBPI: As explained further in Note 5, during the year ended September 30, 1995, the Company adopted the equity method of accounting for its 30 percent investment in WBPI. Under this method, the Company's equity in the earnings or losses of the investee is reported currently in the Company's earnings. However, losses of the investee are reported only to the extent of the carrying amount of the investment plus any Company advances or commitments. The financial statements for 1993 and 1994 have been restated on a comparable basis. The effect of this restatement was to increase net income and retained earnings by $69,293 and $-0- for each of the years ended September 30, 1994 and 1993, respectively.

CASH AND CASH EQUIVALENTS: For purposes of reporting the statements of cash flows, the Company considers all cash accounts and all highly liquid debt instruments purchased with an original maturity of three months or less, to be cash equivalents.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

INVENTORIES: Inventories consist primarily of food and beverages and are stated at the lower of cost or market using the first-in, first-out method.

PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Depreciation is computed by the straight-line and various accelerated methods over the following estimated useful lives:



                                             Years
                                            -------
            Leasehold interest in building      6
            Equipment                          3-7
            Furniture and fixtures             3-7

ENTERTAINMENT PROPERTIES: Entertainment properties consist principally of story rights and scenarios in various stages of development as of each balance sheet date.

Costs incurred in connection with development and promotion of entertainment properties are deferred until the property is sold or abandoned. Investments in substantially completed properties that have been held for three years and not scheduled for production are expensed in accordance with Statement No. 53 issued by the Financial Accounting Standards Board. As of September 30, 1995 and 1994, all properties owed have been written off in accordance with Statement No. 53.

INTANGIBLES: Cost in excess of net assets of business acquired is being amortized by the straight-line method over a 25-year period.

The Company has capitalized certain preacquisition costs related to potential acquisitions in progress. These costs are expensed when the related acquisition is no longer a prospect or included as a cost of the completed acquisition.

LONG-LIVED ASSETS: During 1995, the Company adopted Financial Accounting Standards Board No. 121, Accounting for the Impairment of Long-Lived Assets. Historically, the Company reviewed its long-lived assets at each balance sheet date to determine potential impairment by comparing the carrying value of the long-lived assets with expected future net cash flows provided by operating activities of the long-lived assets. If the sum of the expected future net cash flows was less than the carrying value, the Company would record an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets.

Under the new method, the Company reviews impairment whenever events or changes in circumstances indicate that the carrying amount of the asset is not recoverable. Impairment is measured by comparing the carrying value of long-lived assets to estimated fair value of the long-lived assets.

DEFERRED SHOW COSTS: The Company's subsidiary capitalizes the costs of producing its dinner theater productions as deferred show costs and amortizes these costs over the show's estimated useful life.

DEFERRED REVENUE: Revenue received from ITC's advance ticket sales and gift certificates are recognized when used or upon expiration.

INCOME TAXES: As of September 30, 1995, the Company had net operating loss carryforwards approximating $1,635,000, which expire in varying amounts through 2010. The use of $161,000 of these net operating loss carryforwards has been limited due to the substantial change in the ownership of the Company (see Note
6).

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

LOSS PER SHARE: Loss per share is calculated based upon weighted average number of common shares outstanding.


NOTE 2. BUSINESS COMBINATION

On July 29, 1993, the Company acquired substantially all of the assets and liabilities of ITC, which owns and operates the Chanhassen Dinner Theater, for a total consideration of $1,550,000. The acquisition was financed by cash of $550,000 and a $1,000,000 capital lease. The assets acquired were recorded based on their fair market values as follows: working capital deficit acquired $1,037,970, net of cash acquired $230,279, property and equipment $1,754,923, and cost in excess of net assets of business acquired $602,768. In addition, the land used in the operations of ITC is leased under an operating lease (Note 7).

The acquisition was accounted for as a purchase and, accordingly, the operations of the acquired business are included in the accompanying consolidated financial statements from the effective date of the acquisition.

Unaudited pro forma consolidated operations for the year ended September 30, 1993, as if the acquisition occurred as of October 1, 1992, are as follows:


                                                            1993
            --------------------------------------------------------
            Net revenues                                $ 6,322,938
            Net loss                                       (569,499)
            Net loss per common share                         (0.09)



NOTE 3. LONG-TERM CAPITALIZED LEASE



                                                                               September 30
                                                                            -------------------
                                                                               1995     1994
-----------------------------------------------------------------------------------------------
            Capitalized lease obligation at 15.6%, due in monthly
             installments of $21,313, secured by the related buildings      $735,296   $861,961
            Less current portion                                             173,109    139,037
                                                                            --------   --------
                                                                            $562,187   $722,924
                                                                            ========   ========


Future minimum lease payments by year and in the aggregate under the capital lease are due as follows:


Year ending September 30:
 1996                                                        $277,063
 1997                                                         255,750
 1998                                                         255,750
 1999                                                         170,500
                                                             --------
Total minimum lease payments                                  959,063

Less amount representing interest                             223,767
                                                             --------
Present value of net minimum lease payments                  $735,296
                                                             ========



NOTE 4. RELATED-PARTY TRANSACTIONS
During the year ended September 30, 1994, the Company's CEO provided advances of $50,000 to the Company. This amount was paid during the fiscal year ended September 30, 1994. During the year ended September 30, 1995, no advances were made.

At September 30, 1995 and 1994, the Company has advances to the Company's CEO totaling $48,150 and $113,000, respectively. Subsequent to September 30, 1995, the advance of $48,150 was repaid by the Company's CEO. Interest on advances for the year ended September 30, 1994, was $1,057. For the year ended September 30, 1995, the Company did not charge any interest on these advances.

During the years ended September 30, 1995 and 1994, the Company paid the Company's CEO $24,000 per year rent for the use of a condominium in Los Angeles.

         As of September 30, 1995 and 1994, the Company has provided salary advances to the Company's CFO of $5,208. Subsequent to September 30, 1995, the advance of $5,208 was repaid by the Company's CFO through salary deferrals.

As of September 30, 1995, the Company owes the Company's CEO $20,500 for cumulative accrued salary and rent for the use of a condominium. These amounts are included in accrued expenses on the balance sheet.

As of September 30, 1995, the Company owes a company owed by the Company's CEO $45,588 for contracted salary and cash advances.


NOTE 5. INVESTMENT IN WBPI

During the year ended September 30, 1995, the Company transferred a portion of its investment in common stock of Willy Bietak Production, Inc. (WBPI) to Willy Bietak Enterprises, Inc. in consideration of the guarantees of certain bank debt of WBPI. This resulted in reducing the Company's ownership percentage in WBPI from 50.1 percent to 30 percent. This change in ownership percentage resulted in a deconsolidation of WBPI. These consolidated financial statements reflect the financial position, results of operations, and cash flows as if the deconsolidation occurred as of October 1, 1992.

Condensed financial information of WBPI as of September 30, 1995 and 1994, and for each of the years ended September 30, 1995, 1994, and 1993, is as follows:

                              1995       1994
                              ----       ----
BALANCE SHEET               $472,428   $248,443
Total current assets         170,447    119,479
Noncurrent assets            707,172    437,215
Total current liabilities


                                       1995          1994           1993
                                       ----          ----           ----
OPERATIONS
Admissions revenues                $ 2,906,753   $ 3,208,050    $ 2,715,958
Operating costs                      2,702,973     3,152,150      2,470,485
General and administrative costs       194,762       221,497        223,271
Nonoperating (income) expense            3,685        (3,473)        (2,810)
Income tax expense                         337         3,448          2,851
                                           ---         -----          -----
Net income (loss)                  $     4,996   $  (165,572)   $    22,161
                                   ===========   ===========    ===========


NOTE 6. INCOME TAX MATTERS

Deferred tax assets consist of the following components:

                                       1995         1994
                                       ----         ----
Deferred tax assets:
Deferred revenue                   $  339,000   $  378,000
Other                                  39,000       38,000
Net operating loss carryforwards      648,000      335,000
                                      -------      -------
                                    1,026,000      751,000

Less valuation allowance              577,000      312,000
                                      -------      -------
Total deferred tax assets             449,000      439,000
                                      -------      -------

Deferred tax liabilities:
Property and equipment                449,000      439,000
                                      -------      -------
Total deferred tax liabilities        449,000      439,000
                                      -------      -------
Net deferred tax assets            $       --   $       --
                                      =======      =======

During the year ended September 30, 1995, the Company recorded a valuation allowance of $577,000 on the deferred tax assets to reduce the total amounts that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. There was no other activity in the valuation allowance account during 1995.

Loss carryforwards for tax purposes as of September 30, 1995, have the following expiration dates which include any limitations on amounts which can be utilized.

                Expiration Date               Amount
--------------------------------------------------------------------------------
                   1998                    $    8,000
                   1999                        17,000
                   2000                        17,000
                   2001                        17,000
                   2002                        17,000
                   2003                        17,000
                   2004                        17,000
                   2005                        17,000
                   2006                        17,000
                   2007                        17,000
                   2008                       482,000
                   2009                       331,000
                   2010                       661,000
                                           ----------
                                           $1,635,000
                                           ==========


Total income tax benefit for each of the three years in the period ended September 30, 1995, is different than that expected, computed by applying the effective tax rate of 34 percent. The reasons for these differences between the expected credits and the actual credits are as follows:

                                                    1995         1994         1993
                                                    ----         ----         ----
Income tax benefit at federal statutory
rates excluding the investment in WBPI           $(317,000)   $(132,000)   $(162,000)
State taxes                                          2,600        2,500          500
Effect of limiting tax credit on net operating
losses to taxes paid in previous three years       317,000      132,000      162,000
                                                   -------      -------      -------
                                                 $   2,600    $   2,500    $     500
                                                 =========    =========    =========


NOTE 7. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES: The Company leases the land used in the operations of ITC under a lease which has been classified as an operating lease. The lease's minimum term expires May 31, 1999, and has two five-year renewal options.

In addition, the Company leases its office under a noncancelable operating lease.

Total rent expense under the above leases for the years ended September 30, 1995, 1994, and 1993, was $325,777, $346,093, and $122,012, respectively.
Minimum annual rental commitments under these leases over future years are as follows:

1996                        $       296,115
1997                                296,115
1998                                296,115
1999                                194,046
----                                -------
                            $     1,082,391
                            ===============


CAPITALIZED LEASES: The Company leases its building used in its operations under a capitalized lease (Note 3). The lease expires May 1999 with two five-year renewal options. In addition, the lease provides for options, which expire on April 1, 2001, to purchase the land and buildings.

The following is a summary of property under the capitalized lease:

                                       September 30
                                       ------------
                                    1995         1994
                                    ----         ----
Leasehold interest in building   $1,000,000   $1,000,000
Less accumulated amortization       371,428      200,000
                                    -------      -------
                                 $  628,572   $  800,000
                                 ==========   ==========


NOTE 8. COMMON STOCK MATTERS

PRIVATE PLACEMENT: During the year ended September 30, 1993, the Company completed a private placement of 1,500,000 units, each consisting of two shares of common stock and a two-year warrant for the purchase of two additional shares of common stock at an exercise price of $1.50 per share. During fiscal year ended September 30, 1995, the Company extended the exercise date on these warrants to December 18, 1995, and reduced the exercise price from $1.50 to $0.25 per share. The Company completed the sale during December 1992 and received net proceeds of $1,204,953, net of commission of $190,400 and direct expenses of the offering of $104,647. In accordance with the private placement documents, the Company registered the stock with the Securities and Exchange Commission during the year ended September 30, 1993.

In accordance with the private placement agreement, the Company issued one additional share per unit to the investors because the Company was unsuccessful in its attempts to register the shares with the Securities and Exchange Commission by March 18, 1993.

The agreement also contained a second deadline of April 18, 1993, for registering the shares, or an additional share per unit was to be issued. The Company registered the shares on April 12, 1993. However, the investors claimed they were entitled to the additional 1,500,000 shares because the original shares were not distributed to them by April 18, 1993. Subsequent to the year ended September 30, 1993, the Company decided to distribute the additional 1,500,000 shares of common stock to the investors. As of September 30, 1993, these additional shares have been reflected as issuable and treated as outstanding in the applicable per share amounts and disclosures.

ISSUANCE OF COMMON STOCK OPTIONS: The Company has issued three of its directors options to purchase up to 10,000 shares of common stock of the Company at an exercise price of $1.50 per share. These options have been extended to expire February 24, 1997.

NOTE 9. SALE OF OPTION

During the fiscal year ended September 30, 1993, the Company entered into a letter of intent and acquired an option to purchase two television stations. In August 1994, the Company sold the option for $985,598. The gain on the sale of the option has been reflected in the consolidated statement of operations net of related option acquisition costs in the amount of $120,598.

NOTE 10. CORPORATE LIQUIDITY

During 1995 and 1994, the Company incurred substantial losses of $939,169 and $437,594, respectively, and has a working capital deficit as of September 30, 1995, of $1,773,971. The impact of these losses is to limit the liquidity and available cash resources for operations.

The Company's plans as they relate to ITC include close monitoring of the 1996 budget with quick action to reduce expenses should revenues not meet with budgeted expectations.

The Company's operations exclusive of its subsidiary, ITC, consist of acquisition searches and certain administrative costs, both of which could be scaled back and/or financed by the Company's president and major stockholder. With these actions, management believes it will have sufficient cash to operate in the 1996 fiscal year.

NOTE 11. ADOPTION OF NEW ACCOUNTING POLICY

During the fourth quarter of the fiscal year ended September 30, 1995, the Company adopted Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Statement No. 121 requires that long-lived assets and identifiable intangibles to be held and used by an entity must be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Statement No. 121 provides criteria for determining when assets should be considered potentially impaired.

As a result of ongoing losses at ITC, the Company reviewed ITC's long-lived assets for possible impairments. As a result, as of September 30, 1995, the Company recognized an impairment charge of $95,000 related to its cost in excess of net assets of the business acquired in 1993, with no related tax benefit. This impairment charge was included in amortization expense in the consolidated financial statements. In determining the amount of the impairment charge, the Company developed its best estimate of the fair value of the long-lived assets and compared this to the carrying value of the long-lived assets. The excess of the carrying value over the fair value of the asset was recognized as an impairment loss.

NOTE 12. SUBSEQUENT EVENT

On December 22, 1995, and January 4, 1996, the Company received $312,423 from the exercise of stock warrants for the purchase of 1,249,692 shares of common stock at $0.25 per share.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th, day of February, 1996.

                                   CENTURY PARK PICTURES CORPORATION

                                   By: /s/ Thomas K. Scallen
                                       Thomas K. Scallen
                                       Chief Executive Officer

                                       and

                                   By: /s/ Ronald L. Leckelt
                                       Ronald L. Leckelt
                                       Chief Financial Officer

Pursuant to the Requirements of the Securities Exchange Act of 1934, this Report has been signed on behalf of the Registrant and in capacities and on the dates indicated.

/s/ Philip Rogers                                     February 12, 1996
Philip Rogers
President & Director

/s/ Thomas K. Scallen                                 February 12, 1996
Thomas K. Scallen
Chief Executive Officer & Director

/s/ Bruce Lansbury                                    February 12, 1996
Bruce Lansbury
Director

/s/ Howard Golden                                     February 12, 1996
Howard Golden
Director

/s/ Willy Bietak                                      February 12, 1996
Willy Bietak
Director