Form 10-Q
period 1995-12-31
CENTURY PARK PICTURES CORP
filed 1996-02-28
CIK 728387

CONFORMED COPY


                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549



                                QUARTERLY REPORT

              Pursuant to Section 13 or 15(d) of the Securities and
                              Exchange Act of 1934


                       For Quarter ended December 31, 1995


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

As at December 31, 1995, 9,859,541 common shares, $.001 par value, were outstanding.



                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         This information is included following "Index to Consolidated Financial Statements".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                   OPERATIONS

Period Ended December 31, 1995 compared to Period Ended December 31, 1994.

The Company's wholly owned subsidiary International Theatres Corporation's (ITC's) admissions revenues were $1,057,505 for the quarter ended December 31, 1995, compared to $1,221,112 for the quarter ended December 31, 1994. The $163,607 decrease in current period admissions revenues was primarily attributable to decreased attendance, and increased promotional and discounted tickets, offset in part by increased ticket prices.

ITC's food, beverage and merchandise sales were $1,089,208 for the quarter ended December 31, 1995, compared to $1,098,287 for the comparable prior year period, and their related cost of sales were $312,556 and $321,909, respectively. The $9,079 decrease in current period sales was due primarily to decreased attendance, offset in part by increased prices. The cost of sales for both periods were comparable as a percent of food, beverage and merchandise sales.

ITC's operating expenses for the quarter ended December 31, 1995 were $1,698,434 compared to $1,608,786 for the comparable prior year period, representing an increase of $89,648. The increase in the current year was primarily due to increased play mounting costs of approximately $35,000 and increased advertising costs of approximately $43,000.

General and administrative expenses were $320,677 for the quarter ended December 31, 1995 compared to $316,515 for the comparable prior year period. The increase in general and administrative expenses was primarily due to increased costs of investigating potential acquisitions offset in part by cost containment actions at ITC.

Net loss for the quarter ended December 31, 1995 was ($215,269) compared to a net income of $47,089 for the comparable prior year period. The decrease was primarily due to a decline in attendence at ITC.


                        LIQUIDITY AND SOURCES OF CAPITAL

Cash from (used by) operating activities for the quarter ended December 31, 1995 was ($7,482) compared to $131,819 for the comparable prior year period. The primary use of cash in operating activities was payment of accounts payable to ITC's vendors. The primary source of cash from operating activities was deferred revenue resulting from prepayments by ITC's customers, which represent gift certificates and tickets paid for in advance. Cash used in investing activities for the quarter ended December 31, 1995 was $26,317, which was primarily comprised of purchases of equipment of $72,312, which was offet in part by decreased amounts due from related parties of $52,504. Cash from financing activities for the quarter ended December 31, 1995 was $229,685, which was comprised of the net proceeds from sale of common stock of $305,649 upon exercise of stock warrants, offset in part by reduction of notes payable and long-term capitalized lease obligations.

At December 31, 1995, the Company had a working capital deficit of ($1,725,888) and cash totaling $227,964. The working capital deficit at December 31, 1995 was primarily comprised of accounts payable of $506,761, and deferred revenues of $1,259,488 related to advance ticket sales for ITC's operations. Management believes the incremental cost that ITC will incur to realize these deferred revenues will be offset by the gross profit from food, beverage and merchandise sales to such customers.

The Company intends to continue to seek out potential acquisitions. It is probable that any significant acquisitions would require long-term financing. However, there are no assurances that the Company will complete any acquisitions or that it will obtain financing under terms acceptable to the Company.

Management intends to continue to restrict expenditures with respect to the future development of the Company's entertainment properties and to the marketing of its completed properties. The Company had no material commitments for capital expenditures as of December 31, 1995 and capital expenditures for the remainder of fiscal 1996 are expected to be immaterial.

In September, 1995, the Company's CEO entered into a letter of intent to lease, with the option to purchase, an arena football franchise, to be located in Minneapolis, MN. In connection therewith, the CEO advanced funds of approximately $57,000 to or for the benefit of the lessor, the league and others. The Company is finalizing the acquisition of the CEO's interest in the franchise. The definitive lease agreement, the contractual arrangement with an arena and the consideration, if any, to be paid to the CEO, are in the process of finalization. If acquired, the franchise will be operated by Minnesota Arena Football, Inc., a wholly-owned subsidiary of the Company. The Company's exercise of the option to purchase the franchise will be dependent in any respect on the reception of this entertainment to the Minnesota consumer.

Management has caused several of ITC's costs to be reduced or eliminated for the remainder of fiscal 1996, and is currently investigating the decline in attendence realized during the first quarter. Management believes that advance ticket sales and advance bookings are indicative that the second quarter's attendence should return to budgeted levels. Management believes that ITC's anticipated results for the second quarter will provide sufficient funds to sustain their operations for the remainder of fiscal 1996.

Management believes its current cash position, including proceeds from exercise of stock warrants, will be sufficient to satisfy working capital requirements for fiscal 1996, and to fund costs relative to investigating potential acquisitions. In February 1996, ITC established a line of credit providing for available funds of $50,000. Management believes ITC will return to profitability and that ITC and the arena football franchise, if acquired, along with ITC's available line of credit, will provide sufficient funds to satisfy their working capital requirements for fiscal 1996. However, there can be no assurances that anticipated cash flow from ITC's and the arena football franchise's operations will be achieved


                                     PART II

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

Dated as of February 29, 1996.
                                              CENTURY PARK PICTURES CORPORATION

                                                     By: /s/Ronald L. Leckelt
                                                         Ronald L. Leckelt
                                                         Chief Financial Officer

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


1.       Consolidated Balance Sheets                                  F-1

2.       Consolidated Statements of Operations                        F-2

3.       Consolidated Statements of Cash Flows                        F-3

4.       Notes to Consolidated Financial Statements                   F-4




               CENTURY PARK PICTURES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1995 AND SEPTEMBER 30, 1995
                                   (UNAUDITED)


ASSETS                                                            December 31,   September 30,
                                                                     1995           1995
                                                                  -----------    -----------
CURRENT ASSETS
     Cash                                                         $   227,964    $    32,078
     Accounts receivable                                               42,626         21,229
     Inventories                                                       42,116         41,339
     Deferred show costs                                               78,693         40,350
     Due from related parties                                           7,651         53,358
     Prepaid expenses                                                 144,326         82,681
                                                                  -----------    -----------
          Total current assets                                        543,376        271,035
                                                                  -----------    -----------

PROPERTY AND EQUIPMENT, at cost
     Leasehold interest in building                                 1,000,000      1,000,000
     Equipment                                                        461,746        455,237
     Furniture and fixtures                                           447,670        447,670
                                                                  -----------    -----------
                                                                    1,909,416      1,902,907
     Less accumulated depreciation                                    775,898        701,440
                                                                  -----------    -----------
                                                                    1,133,518      1,201,467
                                                                  -----------    -----------
INTANGIBLES
     Cost in excess of net assets acquired, net of amortization       449,501        455,528
     Preacquisition costs, net of amortization                        108,020         35,708
                                                                  -----------    -----------
                                                                      557,521        491,236
                                                                  -----------    -----------

                                                                  $ 2,234,415    $ 1,963,738
                                                                  ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of capitalized lease obligations          $   166,672    $   173,109
     Excess of outstanding checks over bank balance                      --          122,659
     Due to related parties                                            20,022         45,588
     Accounts payable                                                 506,761        504,118
     Deferred revenue                                               1,259,488        848,612
     Accrued compensation                                              41,289        139,422
     Accrued other                                                    275,032        211,498
                                                                  -----------    -----------
            Total current liabilities                               2,269,264      2,045,006
                                                                  -----------    -----------

LONG-TERM CAPITALIZED LEASE OBLIGATIONS                               518,226        562,187
                                                                  -----------    -----------

STOCKHOLDERS' EQUITY
     Common stock, par value $.001 per share;
         authorized 200,000,000 shares;
         issued December 9,859,541 shares
         issued September 8,636,952 shares                              9,860          8,637
     Additional paid in capital                                     3,986,857      3,682,431
     Accumulated deficit                                           (4,549,792)    (4,334,523)
                                                                  -----------    -----------
                                                                     (553,075)      (643,455)
                                                                  -----------    -----------

                                                                  $ 2,234,415    $ 1,963,738
                                                                  ===========    ===========

                See Notes to Consolidated Financial Statements.


                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 1995 AND 1994
                                   (UNAUDITED)



                                                                  1995           1994
                                                               -----------    -----------
Revenues
     Admissions revenue                                        $ 1,057,505    $ 1,221,112
                                                               -----------    -----------

     Food, beverage and merchandise sales                        1,089,208      1,098,287
     Cost of Food, beverage and merchandise sales                  312,556        321,909
                                                               -----------    -----------
        Gross profit                                               776,652        776,378
                                                               -----------    -----------

        Net revenues                                             1,834,157      1,997,490
                                                               -----------    -----------

Operating Costs and Expenses
     Operating costs                                             1,698,434      1,608,786
     General and administration                                    320,677        316,515
                                                               -----------    -----------
        Total operating costs and expenses                       2,019,111      1,925,301
                                                               -----------    -----------

        Operating income (loss)                                   (184,954)        72,189

Other, primarily interest expense                                  (36,611)       (25,100)
                                                               -----------    -----------

        Income (loss) before equity in income (loss) of WBPI
          and income taxes                                        (221,565)        47,089

Equity in income (loss) of WBPI (Note 2)                             6,797           --
                                                               -----------    -----------

        Income (loss) before income taxes                         (214,768)        47,089

Income taxes                                                           501           --
                                                               -----------    -----------

        Net income (loss)                                      $  (215,269)   $    47,089
                                                               ===========    ===========

        Net income (loss) per share of common stock            $     (0.02)   $      0.01
                                                               ===========    ===========

        Weighted average number of common shares                 8,769,842      8,636,952
                                                               ===========    ===========

                See Notes to Consolidated Financial Statements.


               CENTURY PARK PICTURES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 1995 AND 1994
                                   (UNAUDITED)




                                                               1995          1994
                                                             ---------    ---------
CASH FLOWS FROM  OPERATING ACTIVITIES
     Net loss                                                $(215,269)   $  47,089
     Adjustments to reconcile net loss to cash
      provided by operating activities:
        Depreciation and amortization                           80,485       77,435
        Equity in net (income) loss of WBPI                     (6,797)        --
        Change in assets and liabilities:
        (Increase) decrease in-
          Accounts receivable                                  (21,397)     (22,386)
          Inventories                                             (777)      (3,050)
          Deferred show costs                                  (38,343)     (32,698)
          Prepaid expenses                                     (61,645)      (1,593)
        Increase (Decrease) in-
          Accounts payable and accrued expenses               (154,615)    (149,875)
          Deferred revenue                                     410,876      216,897
                                                             ---------    ---------

              Net cash from (used in) operating activities      (7,482)     131,819
                                                             ---------    ---------


CASH FLOWS FROM INVESTING ACTIVITIES
     Cash paid for preacquisition costs                        (72,312)     (25,239)
     Decrease in due from related parties                       52,504       44,670
     Purchase of property and equipment                         (6,509)     (12,801)
                                                             ---------    ---------

              Net cash from (used in) investing activities     (26,317)       6,630
                                                             ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from issuance of common stock                305,649         --
     Increase (decrease) in due to/from related parties        (25,566)        --
     Reduction of long-term capitalized lease obligations      (50,398)     (32,892)
                                                             ---------    ---------

              Net cash from (used in) financing activities     229,685      (32,892)
                                                             ---------    ---------

              Net increase in cash                             195,886      105,557

              Cash, beginning of period                         32,078      427,160
                                                             ---------    ---------

              Cash, end of period                            $ 227,964    $ 532,717
                                                             =========    =========


                See Notes to Consolidated Financial Statements.



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


Note 2.  Investment in WBPI

In September, 1995, the Company transferred a portion of its investment in Willy Bietak Productions, Inc. (WBPI) to Willy Bietak Enterprises, Inc. in consideration of the guarantees of certain bank debt of WBPI. This resulted in reducing the Company's ownership in WBPI from 50.1% to 30%. The change in ownership resulted in a deconsolidation of WBPI. The financial statements for the quarter ended December 31, 1994 have been restated as if the deconsolidation occurred as of October 1, 1994.