Form 10-Q
period 1996-03-31
CENTURY PARK PICTURES CORP
filed 1996-10-25
CIK 728387

CONFORMED COPY


                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549



                                QUARTERLY REPORT

              Pursuant to Section 13 or 15(d) of the Securities and
                              Exchange Act of 1934


                        For Quarter ended March 31, 1996


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months and (2) has been subject to such filing
requirements for the past ninety (90) days.                       x Yes   No

As at March 31, 1996, 9,886,641 common shares, $.001 par value, were outstanding.



                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         This information is included following "Index to Consolidated Financial Statements".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                                   OPERATIONS

Period Ended March 31, 1996 compared to Period Ended March 31, 1995.

The Company's wholly owned subsidiary International Theatres Corporation's (ITC's) admissions revenues were $1,133,488 for the quarter ended March 31, 1996, compared to $1,080,525 for the comparable prior year period. The $52,963 increase in current period admissions revenues was primarily attributable to increased attendance and increased ticket prices, offset in part by increased promotional and discounted tickets.

ITC's food, beverage and merchandise sales were $999,325 for the quarter ended March 31, 1996, compared to $974,717 for the comparable prior year period, and their related cost of sales were $288,524 and $289,527, respectively. The $24,608 increase in current period sales was due primarily to increased attendance and increased prices. The cost of sales for the current year period, as a percent of food, beverage and merchandise sales, was slighlty lower than the comparable prior year period, due increased selling prices.

ITC's operating expenses for the quarter ended March 31, 1996, were $1,666,984, compared to $1,625,331 for the comparable prior year period, representing an increase of $41,653. The increase in the current year was primarily due to increased play mounting costs and increased attendance.

General and administrative expenses were $302,694 for the quarter ended March 31, 1996, compared to $325,449 for the comparable prior year period. The decrease in general and administrative expenses was primarily due to decreased costs of investigating potential acquisitions and cost containment actions at ITC.

Net loss for the quarter ended March 31, 1996, was $157,090 compared to a net loss of $209,817 for the comparable prior year period. The decrease was primarily due to increased attendance at ITC and decreased costs of investigating potential acquisitions.


                        LIQUIDITY AND SOURCES OF CAPITAL

Cash used by operating activities for the six-month period ended March 31, 1996, was $182,268 compared to $99,785 for the comparable prior year period. The primary use of cash in operating activities was prepayment of start-up costs relative to the operations of Minnesota Arena Football, Inc. of approximately $248,000. The primary source of cash from operating activities was deferred revenue resulting from prepayments by ITC's customers, which represent gift certificates and tickets paid for in advance. Cash used in investing activities for the six-month period ended March 31, 1996, was $13,937, which was primarily comprised of purchases of equipment of $29,311 and preacquisition costs of $37,484, which was offet in part by decreased amounts due from related parties of $53,358. Cash from financing activities for the six-month period ended March 31, 1996, was $222,596, which was comprised of the net proceeds from sale of common stock of $314,424 upon exercise of stock warrants, offset in part by reduction of long-term capitalized lease obligations.

At March 31, 1996, the Company had a working capital deficit of ($1,829,777) and cash totaling $58,469. The working capital deficit at March 31, 1996, was primarily comprised of accounts payable of $499,056, and deferred revenues of $1,337,250 related to advance ticket sales for ITC's operations. Management believes the incremental cost that ITC will incur to realize these deferred revenues will be offset by the gross profit from food, beverage and merchandise sales to such customers.

The Company intends to continue to seek out potential acquisitions. It is probable that any significant acquisitions would require long-term financing. However, there are no assurances that the Company will complete any acquisitions or that it will obtain financing under terms acceptable to the Company.

The Company had no material commitments for capital expenditures as of March 31, 1996 and capital expenditures for the remainder of fiscal 1996 are expected to be immaterial.

Management has caused several of ITC's costs to be reduced or eliminated for the remainder of fiscal 1996. Management believes that advance ticket sales and advance bookings are indicative that the third quarter's attendance should approximate budgeted levels. Management believes that ITC's anticipated results for the third quarter will provide sufficient funds to sustain their operations for the remainder of fiscal 1996.

In September, 1995, the Company's CEO entered into a letter of intent to lease, with the option to purchase, an arena football franchise, to be located in Minneapolis, MN. In connection therewith, the CEO advanced funds of approximately $57,000 to or for the benefit of the lessor, the league and others. During the quarter ended March 31, 1996, the Company finalized the acquisition of the CEO's interest in the franchise. No additional consideration was paid to the CEO for his interest in the letter of intent. The definitive lease agreement and the contractual arrangement were also finalized during the quarter. The franchise is being operated by Minnesota Arena Football, Inc., (DBA The Minnesota Fighting Pike) a wholly-owned subsidiary of the Company. The Company's exercise of the option to purchase the franchise will be dependent in any respect on the reception of this entertainment to the Minnesota consumer.

During the third and fourth fiscal quarters, the arena football franchise failed to generate the anticipated cash flow. Consequently, during such quarters the Company's CEO advanced approximately $206,000 and the Company raised additional financing from outside sources of approximately $400,000. The financing raised from outside sources is currently payable, and is secured by the common stock of Minnesota Arena Football, Inc. Management anticipates such financing will be converted into the Company's common stock. Management is currently attempting to sell its interest in the arena football franchise. There are no assurances that the financing will be converted into the Company's common stock. There are also no assurances that the Company will be successful in its endeavors to sell its interest in the arena football franchise, or that the proceeds received from any such sale will be sufficient to pay the debts incurred by the arena football franchise during the third and fourth fiscal quarters.

The Company's independent auditors issued their opinion on the consolidated financial statements as of September 30, 1995, wherein they added an additional paragraph which raised substantial doubt as to the Company's ability to continue as a going concern. Management believes its current cash position, including proceeds from advances received from private individuals, will be sufficient to satisfy working capital requirements for fiscal 1996, and to fund costs relative to investigating potential acquisitions. In February 1996, ITC established a line of credit providing for available funds of $50,000. Management believes ITC will operate at a profitable level that, along with ITC's available line of credit, will provide sufficient funds to satisfy ITC's working capital requirements for fiscal 1996. However, there can be no assurances that anticipated cash flow from ITC's operations will be achieved.



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

Dated as of October 22, 1996.
                                     CENTURY PARK PICTURES CORPORATION

                                         By: /s/Thomas K. Scallen
                                             --------------------------------
                                             Thomas K. Scallen
                                             Chief Executive Officer



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Consolidated Balance Sheets F-1

2.   Consolidated Statements of Operations F-2

3.   Consolidated Statements of Cash Flows F-3

4.   Notes to Consolidated Financial Statements F-4



               CENTURY PARK PICTURES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1996 and September 30, 1995
                                   (Unaudited)


                                     ASSETS                           March 31,       September 30,
                                                                         1996             1995
                                                                     -----------      ------------
CURRENT ASSETS
     Cash                                                            $    58,469       $    32,078
     Accounts receivable                                                  71,049            21,229
     Inventories                                                          42,124            41,339
     Deferred show costs                                                 158,913            40,350
     Due from related parties                                               --              53,358
     Prepaid expenses                                                    384,109            82,681
                                                                     -----------       -----------
          Total current assets                                           714,664           271,035
                                                                     -----------       -----------

PROPERTY AND EQUIPMENT, at cost
     Leasehold interest in building                                    1,000,000         1,000,000
     Equipment                                                           477,004           455,237
     Furniture and fixtures                                              455,714           447,670
                                                                     -----------       -----------
                                                                       1,932,718         1,902,907
     Less accumulated depreciation                                       850,355           701,440
                                                                     -----------       -----------
                                                                       1,082,363         1,201,467
                                                                     -----------       -----------
INTANGIBLES
     Cost in excess of net assets acquired, net of amortization          443,474           455,528
     Preacquisition costs, net of amortization                            73,192            35,708
                                                                     -----------       -----------
                                                                         516,666           491,236
                                                                     -----------       -----------

                                                                     $ 2,313,693       $ 1,963,738
                                                                     ===========       ===========
                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Current maturities of capitalized lease obligations             $   172,826       $   173,109
     Excess of outstanding checks over bank balance                         --             122,659
     Due to related parties                                               48,537            45,588
     Accounts payable                                                    499,056           504,118
     Deferred revenue                                                  1,418,513           848,612
     Accrued compensation                                                 32,761           139,422
     Accrued expenses                                                    372,748           211,498
                                                                     -----------       -----------
            Total current liabilities                                  2,544,441         2,045,006
                                                                     -----------       -----------

LONG-TERM CAPITALIZED LEASE OBLIGATIONS                                  472,642           562,187
                                                                     -----------       -----------


STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, par value $.001 per share; authorized
         200,000,000 shares; issued March - 9,886,641 shares;
         issued September - 8,636,952 shares                               9,887             8,637
     Additional paid in capital                                        3,993,605         3,682,431
     Accumulated deficit                                              (4,706,882)       (4,334,523)
                                                                     -----------       -----------
                                                                        (703,390)         (643,455)
                                                                     -----------       -----------

                                                                     $ 2,313,693       $ 1,963,738
                                                                     ===========       ===========

                 See Notes to Consolidated Financial Statements.
                                       F-1




               CENTURY PARK PICTURES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three-Month and Six-Month Periods Ended March 31, 1996 and 1995
                                   (Unaudited)


                                                                    Three-Month Periods              Six-Month Periods
                                                                   1996            1995            1996             1995
                                                               -----------     -----------     -----------     -----------
Revenues
     Admissions revenue                                        $ 1,133,488     $ 1,080,525     $ 2,190,993     $ 2,301,637
                                                               -----------     -----------     -----------     -----------

     Food, beverage and merchandise sales                          999,325         974,717       2,088,533       2,073,004
     Cost of Food, beverage and merchandise sales                  288,254         289,257         600,810         611,166
                                                               -----------     -----------     -----------     -----------
        Gross profit                                               711,071         685,460       1,487,723       1,461,838
                                                               -----------     -----------     -----------     -----------

        Net revenues                                             1,844,559       1,765,985       3,678,716       3,763,475
                                                               -----------     -----------     -----------     -----------

Operating Costs and Expenses
     Operating costs                                             1,666,984       1,625,331       3,365,418       3,234,117
     General and administration                                    302,694         325,449         623,371         641,964
                                                               -----------     -----------     -----------     -----------
        Total operating costs and expenses                       1,969,678       1,950,780       3,988,789       3,876,081
                                                               -----------     -----------     -----------     -----------

        Operating loss                                            (125,119)       (184,795)       (310,073)       (112,606)

Other, primarily interest expense                                  (29,206)        (25,022)        (65,817)        (50,122)
                                                               -----------     -----------     -----------     -----------

        Loss before equity in income (loss) of WBPI
          and income taxes                                        (154,325)       (209,817)       (375,890)       (162,728)

Equity in income (loss) of WBPI                                     (2,264)           --             4,533            --
                                                               -----------     -----------     -----------     -----------

        Loss before minority interest in loss of subsidiary       (156,589)       (209,817)       (371,357)       (162,728)

Income taxes                                                           501            --             1,002            --
                                                               -----------     -----------     -----------     -----------

        Net loss                                               $  (157,090)    $  (209,817)    $  (372,359)    $  (162,728)
                                                               ===========     ===========     ===========     ===========

        Net loss per share of common stock                     $     (0.02)    $     (0.02)    $     (0.04)    $     (0.02)
                                                               ===========     ===========     ===========     ===========

        Weighted average number of common shares                 9,886,641       8,636,952       9,325,191       8,636,952
                                                               ===========     ===========     ===========     ===========

                 See Notes to Consolidated Financial Statements.
                                      F-2



               CENTURY PARK PICTURES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Six-Month Periods Ended March 31, 1996 and 1995
                                   (Unaudited)


                                                                    1996              1995
                                                                 ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                    $(372,359)        $(162,728)
     Adjustments to reconcile net loss to cash
      provided by operating activities:
        Depreciation and amortization                              160,969           155,073
        Equity in (income) loss of WBPI                             (4,533)             --
        Change in assets and liabilities:
        (Increase) decrease in-
          Accounts receivable                                      (49,820)            5,088
          Inventories                                                 (785)           (1,853)
          Deferred show costs                                     (118,563)          (85,444)
          Prepaid expenses                                        (301,428)            1,900
        Increase (Decrease) in-
          Accounts payable and accrued expenses                    (65,650)         (258,477)
          Deferred revenue                                         569,901           246,656
                                                                 ---------         ---------

              Net cash from operating activities                  (182,268)          (99,785)
                                                                 ---------         ---------


CASH FLOWS FROM INVESTING ACTIVITIES
     Cash paid for preacquisition costs                            (37,484)          (10,575)
     Reimbursement of prepaid acquisition costs                       --                --
     Increase in due from related parties                           53,358            29,580
     Purchase of property and equipment                            (29,811)          (26,446)
                                                                 ---------         ---------

              Net cash used in investing activities                (13,937)           (7,441)
                                                                 ---------         ---------


CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from sale of common stock                        312,424              --
     Reduction of long-term capitalized lease obligations          (89,828)          (66,999)
                                                                 ---------         ---------

              Net cash used in financing activities                222,596           (66,999)
                                                                 ---------         ---------

              Net decrease in cash                                  26,391          (174,225)

              Cash, beginning of period                             32,078           427,160
                                                                 ---------         ---------

              Cash, end of period                                $  58,469         $ 252,935
                                                                 =========         =========

                 See Notes to Consolidated Financial Statements.
                                       F-3



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

Note 2.  Investment in WBPI

In September, 1995, the Company transferred a portion of its investment in Willy Bietak Productions, Inc. (WBPI) to Willy Bietak Enterprises, Inc. in consideration of the guarantees of certain bank debt of WBPI. This resulted in reducing the Company's ownership in WBPI from 50.1% to 30%. The change in ownership resulted in a deconsolidation of WBPI. The financial statements for the three-month and six-month periods ended March 31, 1995 have been restated as if the deconsolidation occurred as of October 1, 1994.