Form 10-K/A
period 1995-09-30
CENTURY PARK PICTURES CORP
filed 1996-11-12
CIK 728387

AMENDED


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



                                     PART I

         ITEM 1.  BUSINESS

         (a)  GENERAL DESCRIPTION OF BUSINESS


The Company develops, produces and markets various entertainment properties for the motion picture, pay/cable and commercial television markets and, until September 1995 through its 50.1% owned subsidiary, Willy Bietak Productions, Inc. ("WBPI"), produces and operates small touring ice shows and theme shows appearing in theatres, casinos, and major amusement parks and arenas. On September 29, 1995, in consideration of guarantees of certain bank debt of WBPI, provided WBPI by its minority shareholder, the Company transferred 65,900 of its shares of WBPI common stock to such minority shareholder, thereby reducing the Company's interest to 30%. The Company's wholly-owned subsidiary, International Theatres Corporation ("ITC") operates the Chanhassen Dinner Theatre in Chanhassen, Minnesota which the Company acquired in 1993. The Company anticipates completing the acquisition of an Arena Football Franchise in the second fiscal quarter of 1996. The franchise is operated by a wholly-owned subsidiary, Minnesota Arena Football, Inc.

If ITC fails to generate anticipated cash flow, and if the Arena Football Franchise is not sold generating sufficient proceeds to pay its debts, the Company may be unable to continue as a going concern without raising additional funds from outside sources. Management is uncertain as to the likelihood of raising additional funds. (See Liquidity and Sources of Capital for Further Discussion.)


The Company was organized under Minnesota law in 1983. The Company's executive offices are located at 4701 IDS Center, Minneapolis, Minnesota 55402 and its telephone number is (612) 333- 5100.

         (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company's operations are attributable to one business segment. The ownership, production, and operation of entertainment attractions.


         (c)  ACCOUNTANTS OPINION

The Company's independent auditors issued their opinion on the Company's financial statements for the year ended September 30, 1995, which included an explanatory paragraph as to substantial doubt about the Company's ability to continue as a going concern. This doubt was raised primarily due to recurring losses from operations and due to the Company's working capital deficit of $1,773,971 at September 30, 1995.


         (d)  NARRATIVE DESCRIPTION OF BUSINESS


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

         ITEM 2.  PROPERTIES


The Company leases, as its headquarters, 1,941 square feet of office space at 4701 IDS Center, Minneapolis, Minnesota 55402. The Company's motion picture and television operations leases 160 square feet of office space at 3575 Cahuenga Blvd. West, Los Angeles, California 90048. Management believes that there is adequate space available in the Los Angeles area to accommodate its California operations.


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
         Fourth Quarter                       5/8         1/8



         b.  Number of equity security holders' accounts at December
             31, 1995:
                                       980


         c.  Dividends:

         The Registrant has never paid any cash dividends on its Common Stock and does not plan to pay any cash dividends in the foreseeable future.


         ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA


                                       1995              1994 (b)     1993(a)(b)       1992(b)       1991(b)
                                  ------------       ------------- --------------  ------------  -----------


Revenues                          $ 6,665,876     $ 5,776,290     $   963,862     $         0     $         0
Net Income (Loss)                    (939,169)       (437,594)       (466,047)       (143,344)       (241,839)
Net Income (Loss) per Share              (.11)           (.05)           (.07)           (.05)           (.09)
Weighted Average Number
  of Common Shares                  8,636,952       8,636,952       6,437,917       2,636,952       2,636,952
Total Assets                        1,963,738       2,876,727       3,013,572          79,814         184,115
Long Term Debt                        562,187         722,924         861,961               0               0
(excluding current portion)
Stockholders' Equity (Deficit)       (643,455)        295,714         733,308          (5,598)        236,241


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


Management intends to continue to restrict expenditures with respect to the future development of entertainment properties and to market its completed properties. The Company has two completed properties. The costs of development have been written off. (See Note 1 to Financial Statements) Accordingly, the Company will incur little, if any, costs of marketing. Management believes these actions will contribute to the Company's liquidity. The Company had no material commitments for capital expenditures as of September 30, 1995 and capital expenditures for fiscal 1996 are expected to be immaterial.

The Company intends to continue to seek out potential acquisitions, primarily but not necessarily limited to, television stations. The Company is currently investigating several multi-station acquisitions. However, these potential acquisitions are in the early stages of negotiation. The Company intends to finance any acquisitions with senior bank financing of approximately 60%, and the remainder with a combination of other debt and equity instruments. There are no assurances that the Company will successfully identify these or any other potential acquisitions or that, if identified, it will obtain financing under terms acceptable to the Company. Management presently does not consider an acquisition for a merger of the Company a viable alternative.
Management prefers to be independent.

In September 1995, the Company's CEO entered into a letter of intent to lease, with the option to purchase, an arena football franchise, to be located in Minneapolis, Minnesota. In connection therewith, the CEO advanced funds of approximately $57,000 to or for the benefit of the lessor, the league and others. During the second fiscal quarter, the Company will finalize the acquisition of the CEO's interest in the franchise with no consideration paid to the CEO. The definitive lease agreement and contractual arrangement with an arena are anticipated to be finalized during the second quarter. The franchise will be operated by Minnesota Arena Football, Inc., a wholly-owned subsidiary of the Company. The Company's exercise of the option to purchase the franchise will be dependent in any respect on the reception of this entertainment to the Minnesota consumer.

During the second and third fiscal quarter, the arena football franchise failed to generate the anticipated cash flow. Consequently, the Company raised additional financing from outside sources of approximately $400,000.00. Such financing is due in December, 1996, and is secured by the common stock of Minnesota Arena Football, Inc. Management anticipates the financing will be converted into the Company's common stock. Management is currently attempting to sell its interest in the arena football franchise. There are no assurances that the financing will be converted into the Company's common stock. There also are no assurances that the Company will be successful in its endeavors to sell its interest in the arena football franchise, or that the proceeds from any such sale will be sufficient to pay the debts incurred by the arena football franchise during the second and third fiscal quarters.

Management has caused several of ITC's costs to be reduced or eliminated for fiscal 1996. ITC's operating budget for fiscal 1996 projects net income. Management plans to continue to closely monitor the operations of ITC, taking quick action to control costs and cause expenses to be reduced, should actual revenues not meet budgeted revenues. ITC's operations are behind budget for the first fiscal quarter. However, management believes that advance ticket sales and advance bookings are indicative that the second quarter's results should approximate budget. Although ITC's operations are continuous throughout the year, ITC has historically generated profits during the first two fiscal quarters and has incurred losses during the third and fourth fiscal quarters. Management anticipates that ITC's results for the first and second fiscal quarters will provide sufficient funds to sustain their operations for the remainder of fiscal 1996. However, there is no assurance that ITC will produce net income for fiscal year 1996.

In December, 1995, and early January, 1996, the Company received $312,423 from the exercise of warrants to purchase 1,249,692 shares of common stock. The proceeds are to be used to fund working capital requirements, the acquisition costs, start up costs and operation of the arena football franchise.




The Company's independent auditors issued their opinion on the Company's financial statements for the year ended September 30, 1995, which included an explanatory paragraph as to substantial doubt about the Company's ability to continue as a going concern. This doubt was raised primarily due to recurring losses from operations and due to the Company's working capital deficit of $1,773,971 at September 30, 1995.

Management believes its current cash position, including proceeds from exercise of stock warrants, is sufficient to sustain its operations for fiscal 1996, and to fund the cost relative to investigating potential acquisitions. Management also believes ITC will return to profitability and that ITC will provide sufficient funds to satisfy its working capital requirements for fiscal 1996. However, there can be no assurance that anticipated cash flow from ITC's operations will be achieved.

If ITC fails to generate cash flow, and if the arena football franchise is not sold generating sufficient proceeds to pay its debts, the Company may be unable to continue as a going concern without raising additional funds from outside sources. Management is uncertain as to the likelihood of raising additional funds.

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

Under the new method, the Company reviews impairment whenever events or changes in circumstances indicate that the carrying amount of the assets is not recoverable. Impairment is measured by comparing the carrying value of long-lived assets to estimated fair value of the long-lived assets.


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



Mr. Rogers became President and Director upon the Company's formation in 1983. Mr. Roger is also a principal of Philipico Picture Company, a motion picture and television production company.

Mr. Scallen became Chairman of the Board of Directors, Vice President, and Treasurer of CPPC upon its formation in 1983. Mr. Scallen was elected Chief Executive Officer of the Company on March 14, 1992. Mr. Scallen was president, director and principal stockholder of International Broadcasting Corporation, a publicly traded company engaged in entertainment activities, the presentation of touring shows, arena shows and motion picture or television productions until March 1992. International Broadcasting Corporation filed for protection under Chapter 11 of the Bankruptcy Act in August 1991.



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


         ITEM 11.  EXECUTIVE COMPENSATION


Officer Compensation
                                                     Cash and Cash Equivalent     Aggregate
      Name                 Capacity         Year     Salaries                    Remuneration

Philip Rogers          President            1995     $  -0-                        $   -0-
                                            1994     $  -0-                        $   -0-
                                            1993     $  -0-                        $   -0-

Thomas K. Scallen      CEO                  1995     $ 135,000                     $ 135,000
                                            1994     $ 135,692                     $ 135,692
                                            1993     $  70,023                     $  70,023

Ronald L. Leckelt      CFO                  1995     $  60,000                     $  60,000
                                            1994     $  60,000                     $  60,000
                                            1993     $  70,000                     $  70,000

All Officers as a
   Group
 (4 in number)                              1995     $ 195,000                     $ 195,000
                                            1994     $ 195,692                     $ 195,692
                                            1993     $ 140,023                     $ 140,023



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

 Name                            Number of
& Address                         Shares                    Percentage


Thomas K. Scallen                1,619,480                      18.8%
Heron Cove, Unit B
Windham, NH 03087



All Officers and Directors
as a Group (5 in number)         1,718,855                      19.9%


      ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended September 30, 1994, the Company's CEO provided advances of $50,000 to the Company. This amount was paid during the fiscal year ended September 30, 1994. During the year ended September 30, 1995, no advances were made.


At September 30, 1995 and 1994, the Company has advances to the Company's CEO totalling $48,150 and $113,000, respectively. During 1995, the advances of $113,000 were reduced to $48,150 through a combination of payments and salary offsets. Subsequent to September 30, 1995, the advance of $48,150 was repaid by the Company's CEO. The advances were payable on demand. Interest on advances for the year ended September 30, 1994, was $1,057. For the year ended September 30, 1995, the Company did not charge any interest on these advances.

During the years ended September 30, 1995 and 1994, the Company paid the Company's CEO $24,000 per year rent for the use of a condominium in Los Angeles. The condominium is used for business meetings and entertainment and for lodging for business travel.



As of September 30, 1995, the Company had provided salary advances to the Company's CFO of $5,208. Subsequent to September 30, 1995, the advance of $5,208 was repaid by the Company's CFO through salary deferrals.


As of September 30, 1995, the Company owes the Company's CEO $20,000.00 and $0, respectively, for cumulative accrued salary and rent for the use of the Los Angeles condominium. These amounts are included in accrued expenses on the balance sheet.


As of September 30, 1995, the Company owes a company owned by the Company's CEO $45,588 for contracted salary and cash advances.


On September 29, 1995, in consideration of guarantees of revolving lines of bank debt of WBPI, provided WBPI by its minority shareholder, Willy Bietak the Company transferred 65,900 of its shares of WBPI common stock to such minority shareholder, thereby reducing the Company's interest to 30%.


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

      (25) Manually signed copies of powers of attorney for members of the Board of Directors.


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