Form 10-Q
period 1996-06-30
CENTURY PARK PICTURES CORP
filed 1997-05-07
CIK 728387

CONFORMED COPY


                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549



                                QUARTERLY REPORT

              Pursuant to Section 13 or 15(d) of the Securities and
                              Exchange Act of 1934


                         For Quarter ended June 30, 1996


                        CENTURY PARK PICTURES CORPORATION

             (Exact name of registrant as specified in its charter)



        Minnesota                       0-14247                    41-1458152
(State of Incorporation)        (Commission File Number)        (IRS ID Number)



4701 IDS Center, Minneapolis, Minnesota                                55402
(Address of principal executive offices)                             (zip code)


Registrant's telephone number, including area code:              (612) 333-5100
                                                                  -------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months and (2) has been subject to such filing
requirements for the past ninety (90) days.                    _x_ Yes __ No

As at June 30, 1996, 9,886,641 common shares, $.001 par value, were outstanding.



                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         This information is included following "Index to Consolidated Financial Statements".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                                   OPERATIONS

Period Ended June 30, 1996 compared to Period Ended June 30, 1995.

Admissions revenues were $1,301,638 for the quarter ended June 30, 1996, of which approximately $1,061,000 were generated by the Company's wholly owned subsidiary International Theatres Corporation (ITC) and approximately $240,600 were generated by the Company's wholly owned subsidiary Minnesota Arena Football, Inc., DBA The Minnesota Fighting Pike (The Pike). All of the Company's admissions for the comparable prior year period were generated by ITC. The approximate $85,400 increase in ITC's current period admissions revenues was primarily attributable to increased attendance and increased ticket prices, offset in part by increased promotional and discounted tickets.
The Pike began its first season in the quarter ended June 30, 1996.

ITC's food, beverage and merchandise sales were $959,900 for the quarter ended June 30, 1996, compared to $950,296 for the comparable prior year period, and their related cost of sales were $277,713 and $294,718, respectively. The $9,604 increase in current period sales was due primarily to increased attendance and increased prices. The cost of sales for the current year period, as a percent of food, beverage and merchandise sales, was slightly lower than the comparable prior year period, due to increased selling prices.

ITC's operating expenses for the quarter ended June 30, 1996, were $1,539,793, compared to $1,693,638 for the comparable prior year period, representing an decrease of $153,845. The decrease in the current year was primarily due to decreased play mounting costs and cost containment actions taken by management. The Pike's operating costs were $1,025,969 for the quarter ended June 30, 1996, its initial period of operations.

General and administrative expenses were $367,854 for the quarter ended June 30, 1996, compared to $304,227 for the comparable prior year period. The increase in general and administrative expenses was primarily due to the operations of The Pike.

Net loss for the quarter ended June 30, 1996, was $968,527 compared to a net loss of $392,667 for the comparable prior year period. The increased loss was primarily attributable to the operations of The Pike.


                        LIQUIDITY AND SOURCES OF CAPITAL

Cash used by operating activities for the nine-month period ended June 30, 1996, was $655,216 compared to $344,965 for the comparable prior year period. The primary use of cash in operating activities was prepayment of start-up costs relative to the operations of The Pike of approximately $248,000. The primary source of cash from operating activities was deferred revenue resulting from prepayments by ITC's customers, which represent gift certificates and tickets paid for in advance. Cash provided by investing activities for the nine-month period ended June 30, 1996, was $18,582, which was primarily comprised of purchases of equipment of $34,776 which was offset by decreased amounts due from related parties of $53,358. Cash from financing activities for the nine-month period ended June 30, 1996, was $581,710, which was comprised of the net proceeds from sale of common stock of $314,424 upon exercise of stock warrants, and proceeds from notes payable of $400,000, offset in part by reduction of long-term capitalized lease obligations.

At June 30, 1996, the Company had a working capital deficit of ($2,696,477) and a cash deficit of $($22,846). The working capital deficit at June 30, 1996, was primarily comprised of notes payable of $400,000, accounts payable and accrued expenses of $1,136,869, and deferred revenues of $1,280,320. Approximately $800,000 of the accounts payable and accrued expenses relate to The Pike. Management believes that a significant portion of these obligations would be discharged upon liquidation as discussed below. The majority of the deferred revenues relates to advance ticket sales for ITC's operations. .Management believes the incremental cost that ITC will incur to realize these deferred revenues will be offset by the gross profit from food, beverage and merchandise sales to such customers.

The Company intends to continue to seek out potential acquisitions. It is probable that any significant acquisitions would require long-term financing. However, there are no assurances that the Company will complete any acquisitions or that it will obtain financing under terms acceptable to the Company.

The Company had no material commitments for capital expenditures as of June 30, 1996 and capital expenditures for the remainder of fiscal 1996 are expected to be immaterial.

Management has caused several of ITC's costs to be reduced or eliminated for the remainder of fiscal 1996. Management believes that advance ticket sales and advance bookings are indicative that the fourth quarter's attendance should approximate budgeted levels. Management believes that ITC's anticipated results for the fourth quarter will provide sufficient funds to sustain their operations for the remainder of fiscal 1996.

In September, 1995, the Company's CEO entered into a letter of intent to lease, with the option to purchase, an arena football franchise, to be located in Minneapolis, MN. In connection therewith, the CEO advanced funds of approximately $57,000 to or for the benefit of the lessor, the league and others. During the quarter ended March 31, 1996, the Company finalized the acquisition of the CEO's interest in the franchise. No additional consideration was paid to the CEO for his interest in the letter of intent. The definitive lease agreement and the contractual arrangement were also finalized during the quarter ended March 31, 1996. The franchise was operated by The Pike.
The Company's option to purchase the franchise has since expired.

During the third and fourth fiscal quarters, The Pike failed to generate the anticipated cash flow. Consequently, during such quarters the Company's CEO advanced approximately $206,000 and the Company raised additional financing from outside sources of approximately $400,000. The financing raised from outside sources is currently payable, and is secured by the common stock of Minnesota Arena Football, Inc. Management anticipates such financing will be converted into the Company's common stock. However, there are no assurances that such financing will be converted into the Company's common stock. Throughout much of the third and fourth fiscal quarters, management attempted to sell its interest in the arena football franchise. Failing to do so, the option expired. Accordingly, The Pike has ceased operations. Management is evaluating the appropriate course of action for The Pike, which will most likely be liquidated either in or out of bankruptcy court.

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

Dated as of March 9, 1997.
                                           CENTURY PARK PICTURES CORPORATION

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


1.       Consolidated Balance Sheets                                      F-1

2.       Consolidated Statements of Operations                            F-2

3.       Consolidated Statements of Cash Flows                            F-3

4.       Notes to Consolidated Financial Statements                       F-4




               CENTURY PARK PICTURES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      June 30, 1996 and September 30, 1995
                                   (Unaudited)


                             ASSETS                                  June 30,      September 30,
                                                                       1996            1995
                                                                   -----------     ------------
CURRENT ASSETS
     Cash                                                          $   (22,846)    $    32,078
     Accounts receivable                                               130,935          21,229
     Inventories                                                        48,522          41,339
     Deferred show costs                                                75,719          40,350
     Due from related parties                                             --            53,358
     Prepaid expenses                                                  260,347          82,681
                                                                   -----------     -----------
           Total current assets                                        492,677         271,035
                                                                   ===========     ===========

PROPERTY AND EQUIPMENT, at cost
     Leasehold interest in building                                  1,000,000       1,000,000
     Equipment                                                         481,969         455,237
     Furniture and fixtures                                            455,714         447,670
                                                                   -----------     -----------
                                                                     1,937,683       1,902,907
     Less accumulated depreciation                                     924,814         701,440
                                                                   -----------     -----------
                                                                     1,012,869       1,201,467
                                                                   -----------     -----------
INTANGIBLES
     Cost in excess of net assets acquired, net of amortization        437,447         455,528
     Preacquisition costs, net of amortization                            --            35,708
                                                                   -----------     -----------
                                                                       437,447         491,236
                                                                   -----------     -----------

                                                                   $ 1,942,993     $ 1,963,738
                                                                   ===========     ===========
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Notes payable                                                 $   400,000     $      --
     Current maturities of capitalized lease obligations               178,826         173,109
     Excess of outstanding checks over bank balance                       --           122,659
     Due to related parties                                            193,391          45,588
     Accounts payable                                                  707,743         504,118
     Deferred revenue                                                1,280,068         848,612
     Accrued compensation                                               87,433         139,422
     Accrued expenses                                                  341,693         211,498
                                                                   -----------     -----------
             Total current liabilities                               3,189,154       2,045,006
                                                                   -----------     -----------

LONG-TERM CAPITALIZED LEASE OBLIGATIONS                                425,756         562,187
                                                                   -----------     -----------


STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, par value $.001 per share; authorized
         200,000,000 shares; issued March - 9,886,641 shares;
         issued September - 8,636,952 shares                             9,887           8,637
     Additional paid in capital                                      3,993,605       3,682,431
     Accumulated deficit                                            (5,675,409)     (4,334,523)
                                                                   -----------     -----------
                                                                    (1,671,917)       (643,455)
                                                                   -----------     -----------

                                                                   $ 1,942,993     $ 1,963,738
                                                                   ===========     ===========

                See Notes to Consolidated Financial Statements.


               CENTURY PARK PICTURES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three-Month and Nine-Month Periods Ended June 30, 1996 and 1995
                                   (Unaudited)


                                                                    Three-Month Periods              Nine-Month Periods
                                                                   1996            1995            1996            1995
                                                               -----------     -----------     -----------     -----------
Revenues
     Admissions revenue                                        $ 1,301,638     $   975,587     $ 3,492,631     $ 3,277,224
                                                               -----------     -----------     -----------     -----------

     Food, beverage and merchandise sales                          959,900         950,296       3,048,433       3,023,300
     Cost of Food, beverage and merchandise sales                  277,713         294,718         878,523         905,884
                                                               -----------     -----------     -----------     -----------
        Gross profit                                               682,187         655,578       2,169,910       2,117,416
                                                               -----------     -----------     -----------     -----------

        Net revenues                                             1,983,825       1,631,165       5,662,541       5,394,640
                                                               -----------     -----------     -----------     -----------

Operating Costs and Expenses
     Operating costs                                             2,565,762       1,693,638       5,931,180       4,927,755
     General and administration                                    367,854         304,227         991,225         946,191
                                                               -----------     -----------     -----------     -----------
        Total operating costs and expenses                       2,933,616       1,997,865       6,922,405       5,873,946
                                                               -----------     -----------     -----------     -----------

        Operating  loss                                           (949,791)       (366,700)     (1,259,864)       (479,306)

Other, primarilly interest expense                                 (24,439)        (25,967)        (90,256)        (76,089)
                                                               -----------     -----------     -----------     -----------

        Loss before equity in income (loss) of WBPI
          and income taxes                                        (974,230)       (392,667)     (1,350,120)       (555,395)

Equity in income (loss) of WBPI                                      6,204            --            10,737            --
                                                               -----------     -----------     -----------     -----------

        Loss before minority interest in loss of subsidiary       (968,026)       (392,667)     (1,339,383)       (555,395)

Income taxes                                                           501            --             1,503            --
                                                               -----------     -----------     -----------     -----------

        Net loss                                               $  (968,527)    $  (392,667)    $(1,340,886)    $  (555,395)
                                                               ===========     ===========     ===========     ===========

        Net loss per share of common stock                     $     (0.10)    $     (0.05)    $     (0.14)    $     (0.06)
                                                               ===========     ===========     ===========     ===========

        Weighted average number of common shares                 9,886,641       8,636,952       9,510,283       8,636,952
                                                               ===========     ===========     ===========     ===========

                See Notes to Consolidated Financial Statements.


               CENTURY PARK PICTURES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine-Month Periods Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                                  1996             1995
                                                               -----------     -----------
CASH FLOWS FROM  OPERATING ACTIVITIES
     Net loss                                                  $(1,340,886)    $  (555,395)
     Adjustments to reconcile net loss to cash
      provided by operating activities:
         Depreciation and amortization                             277,163         222,095
         Equity in (income) loss of WBPI                           (10,737)           --
         Change in assets and liabilities:
         (Increase) decrease in-
           Accounts receivable                                    (109,706)          5,920
           Inventories                                              (7,183)         (5,005)
           Deferred show costs                                     (35,369)         (4,269)
           Prepaid expenses                                       (177,666)         17,184
         Increase (Decrease) in-
           Accounts payable and accrued expenses                   317,712         (63,701)
           Deferred revenue                                        431,456          38,206
                                                               -----------     -----------

               Net cash used in operating activities              (655,216)       (344,965)
                                                               -----------     -----------


CASH FLOWS FROM INVESTING ACTIVITIES
     Reimbursement of prepaid acquisition costs                       --              --
     Increase in due from related parties                           53,358          28,783
     Purchase of property and equipment                            (34,776)        (39,846)
                                                               -----------     -----------

               Net cash from (used in) investing activities         18,582         (11,063)
                                                               -----------     -----------


CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from sale of common stock                        312,424            --
     Increase (decrease) in notes payable                          400,000            --
     Reduction of long-term capitalized lease obligations         (130,714)       (102,365)
                                                               -----------     -----------

               Net cash from (used in) financing activities        581,710        (102,365)
                                                               -----------     -----------

               Net decrease in cash                                (54,924)       (458,393)

               Cash, beginning of period                            32,078         427,160
                                                               -----------     -----------

               Cash (deficit), end of period                   $   (22,846)    $   (31,233)
                                                               ===========     ===========

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


Note 2.  Investment in WBPI

In September, 1995, the Company transferred a portion of its investment in Willy Bietak Productions, Inc. (WBPI) to Willy Bietak Enterprises, Inc. in consideration of the guarantees of certain bank debt of WBPI. This resulted in reducing the Company's ownership in WBPI from 50.1% to 30%. The change in ownership resulted in a deconsolidation of WBPI. The financial statements for the three-month and nine-month periods ended June 30, 1995 have been restated as if the deconsolidation occurred as of October 1, 1994.