Form 10-K
period 1996-09-30
CENTURY PARK PICTURES CORP
filed 1998-02-04
CIK 728387

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  ANNUAL REPORT

                     Pursuant to Section 13 or 15(d) of the
                        Securities & Exchange Act of 1934

                    For fiscal year ended September 30, 1996

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

                          COMMON STOCK par value $.001

Registrant has (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the 12 months next preceding September 30, 1996 and (2) has been subject to such filing requirements for the ninety
(90) days preceding September 30, 1996.

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of December 31, 1996, 9,887,000 common shares were outstanding. The aggregate market value of the common shares (based upon only limited and sporadic quotations not to exceed 1/10) of the Registrant held by non-affiliates was $816,815.

                                     PART I

         ITEM 1. BUSINESS

         (a) GENERAL DESCRIPTION OF BUSINESS

The Company develops, produces and markets various entertainment properties for the motion picture, pay/cable and commercial television markets and, until September 1995 through its 50.1% owned subsidiary, Willy Bietak Productions, Inc. ("WBPI"), produced and operates small touring ice shows and theme shows appearing in theatres, casinos, and major amusement parks and arenas. On September 29, 1995, in consideration of guarantees of certain bank debt of WBPI, provided WBPI by its minority shareholder, the Company transferred 65,900 of its shares of WBPI common stock to such minority shareholder, thereby reducing the Company's interest to 30%. The Company's wholly-owned subsidiary, International Theatres Corporation ("ITC") operates the Chanhassen Dinner Theatre in Chanhassen, Minnesota which the Company acquired in 1993.

If ITC fails to generate anticipated cash flow, the Company may be unable to continue as a going concern without raising additional funds from outside sources. Management is uncertain as to the likelihood of raising additional funds. (See Liquidity and Sources of Capital for Further Discussion.)

The Company was organized under Minnesota law in 1983. The Company's executive offices are located at 4701 IDS Center, Minneapolis, Minnesota 55402 and its telephone number is (612) 333-5100.

         (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company's operations are attributable to one business segment. The ownership, production, and operation of entertainment attractions.

         (c) ACCOUNTANTS OPINION

The Company's independent auditors issued their opinion on the Company's financial statements for the year ended September 30, 1996, which included an explanatory paragraph as to substantial doubt about the Company's ability to continue as a going concern. This doubt was raised primarily due to recurring losses from operations and due to the Company's working capital deficit of $2,949,739 at September 30, 1996.

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

           The Chanhassen Dinner Theatre's four theaters play to approximately 180,000 customers annually and have played to over 6 million customers since its inception. Each theater usually performs eight shows per week. The main theater, which seats 576 people for dinner and theater, typically offers a musical show, such as "42nd Street" and "Crazy For You". The other theaters seat 250, 130, and 125 people respectively, and offer a variety of popular plays, such as "Nunsence", "Mass Appeal", "On Golden Pond", and "Sleuth". The facilities also include cocktail lounges, private banquet areas and a ballroom. The Chanhassen Dinner Theatre employs approximately 250 full-time employees, including 50 actors and musicians.

           Ticket prices, generally include dinner and a show, and vary from theatre to theatre. An in-house production staff produces each show, including the development of all costumes and scenery. The Chanhassen Dinner Theatre is open all year.

           (ii) Motion Pictures, Pay/Cable, and Television

           In producing entertainment properties for motion picture, pay/cable and commercial television, the Company has limited its costs to those incurred prior to the commencement of principal photography. It has been the Company's intention to produce or co-produce and arrange for the distribution of primarily feature length motion pictures with production financing derived from third party sources. The Company has reported no revenues from motion pictures, pay/cable and television during 1994, 1995 and 1996. At September 30, 1996, the Company had two (2) properties in various stages of production and development of which one (1) was substantially completed. All such properties have been charged to expenses.

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

                                     PART II

         ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

         a. Price Range of Common Stock

         The following table shows the range of the closing bid prices for the Common Stock in the over-the-counter market for the fiscal years ended September 30, 1996 and 1995. The quotations for 1995 represent prices in the over-the-counter market between dealers in securities, do not include retail markup, markdown, or commission and do not necessarily represent actual transactions. For first quarter 1996 there was no established public trading market for the Company's common shares. There were only limited or sporadic quotations and none exceed 1/10.

         Fiscal Year 1996                         Bid Prices
         ----------------                         ----------
                                               High        Low
                                               ----        ---
         See above explanation


         Fiscal Year 1995                         Bid Prices
         ----------------                         ----------
                                               High        Low
                                               ----        ---

         First Quarter                         1/16        1/32
         Second Quarter                        1/8         1/32
         Third Quarter                         3/32        1/32
         Fourth Quarter                        1/16        1/32

         b. Number of equity security holders' accounts at December 31, 1996:

                                       980

         c. Dividends:

         The Registrant has never paid any cash dividends on its Common Stock and does not plan to pay any cash dividends in the foreseeable future.

         ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                           1996           1995           1994        1993(a)        1992
                          ------         ------         ------      ---------       -----
Revenues               $ 4,685,617    $ 4,151,314    $ 3,631,077    $ 603,697        $   0
Net Income (Loss)       (2,151,984)      (939,169)      (437,594)    (466,047)    (143,344)
Net Income (Loss)
  per Share                   (.22)          (.11)          (.05)        (.07)        (.05)
Weighted Average
  Number of
  Common Shares          9,751,594      8,636,952      8,636,952    6,437,917    2,636,952
Total Assets             1,740,952      1,963,738      2,876,727    3,013,572       79,814
Long Term Debt.            376,362        562,187        722,924      861,961            0
(excluding current portion)
Stockholders'
  Equity (Deficit)      (1,902,715)      (643,455)       295,714      733,308       (5,598)


(a) The Company acquired ITC on July 29, 1993.

         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

                                   OPERATIONS

          Year Ended September 30, 1996 compared to September 30, 1995

Admissions revenues attributable to the operations of ITC were $4,259,578 for the year ended September 30, 1996 compared to $4,064,623 for the comparable prior year period. The increase in revenues was primarily attributed to increased ticket prices and fewer available discounts, offset in part by a decrease in paid attendance. Admissions revenue attributable to the operation of PIKE were $291,579 for the year ended September 30, 1996, its only year of operation.

Food, beverage and merchandise sales attributable to the operation of ITC were $3,551,805 for the year ended September 30, 1996 compared to $3,665,635 for the comparable prior year period. The decrease was due to a decrease in attendance, offset by increased merchandise sales due to the opening of a gift shop and slight increases in prices. The cost of food, beverage and merchandise were $1,110,131 for the year ended September 30, 1996 compared to $1,151,073 for the comparable prior year period. Such costs as a percent of related sales were 31.2% and 31.4% for 1996 and 1995, respectively. The slight improvement in gross margin of food, beverage and merchandise sales were due primarily to increased prices and use of contract pricing for the purchase of major food products. Food, beverage and merchandise sales attributed to the operations of PIKE were $20,767 for the year ended September 30, 1996.

Operating Costs attributable to the operations of ITC were $5,797,235 for the year ended September 30, 1996 compared to $5,843,601 for the comparable prior year period. The decrease in operating costs was primarily attributable to a combination of fewer theatres in year round operation and decreased attendance which effects labor and direct operating costs. Operating costs attributable to the operation of PIKE were $555,216 for the year ended September 30, 1996, its only year of operation.

General and administrative expenses attributable to the operations of ITC were $791,433 for the year ended September 30, 1996 compared to $711,746 for the comparable prior year. The increase in operating expenses was primarily due to a combination of higher than expected credit card fees (related to increase usage), additional bank charges related to securing the line of credit and inflationary increases in certain administrative costs. General and administrative expenses attributable to the operation of PIKE were $1,311,533 for the year ended September 30, 1996, its only year of operation. General and administrative expenses attributed to CPPC were $485,598 for the year ended September 30, 1996 compared to $531,549 for the comparable prior year period. The decrease was primarily due to cost containment efforts.

Interest expense was $113,430 for the year ended September 30, 1996 compared to $117,496 for the comparable prior year period. Substantially all of the interest expense is related to ITC's capitalized leasehold interest in building. The decrease in interest is due to the decreases in the outstanding balance of the capitalized leasehold interest.

Equity in net income (loss) of WBPI was $42,397 for the year ended September 30, 1996 compared to ($7,040) for the comparable prior year period. The company's equity interest is 30%. See Note 4 to Consolidated Financial Statements for condensed financial information of WBPI.

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

                        LIQUIDITY AND SOURCES OF CAPITAL

Cash provided (used) by operating activities for the year ended September 30, 1996 was $(1,083,134) compared to $(501,830) in the comparable prior year period. Cash provided (used) by investing activities was ($7,455) for the year ended September 30, 1996 compared to $65,166 for the comparable prior year period. During 1995, the Company realized decreases in due from affiliates of $77,280, and decreases in due to affiliates of $56,347. Cash provided by financing activities was $1,087,711 for the year ended September 30, 1996, compared to $41,582 for the comparable prior year period. The increase in 1995 was primarily due to short-term borrowings of $450,000, advances from related parties of $580,300 and proceeds from issuance of commons stock of $312,424.

At September 30, 1996, the Company had cash totaling $29,200 and a working capital deficit of $2,949,739. The working capital deficit was comprised primarily of notes payable of $450,000 accounts payable of $931,141 and deferred revenues of $1,090,501. The deferred revenues consist primarily of advance ticket sales of ITC's operations. Management believes the incremental cost that ITC will incur to realize the revenues attributable to the customers that have purchased tickets in advance will be offset by the gross profit from food, beverage and merchandise sales to such customers.

Management intends to continue to restrict expenditures with respect to the future development of entertainment properties and to market its completed properties. The Company has two completed properties. The costs of development have been written off. Accordingly, the Company will incur little, if any, costs of marketing. Management believes these actions may contribute to the Company's liquidity. The Company had no material commitments for capital expenditures as of September 30, 1996 and capital expenditures for fiscal 1997 are expected to be immaterial.

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

In September 1995, the Company's CEO entered into a letter of intent to lease, with the option to purchase, an arena football franchise, the franchise will be operated by Minnesota Arena Football, Inc., a wholly-owned subsidiary of the Company (the "PIKE"), to be located in Minneapolis, Minnesota. In connection therewith, the CEO advanced funds of approximately $57,000 to or for the benefit of the lessor, the league and others. During the second fiscal quarter, the Company finalized the acquisition of the CEO's interest in the franchise with no consideration paid to the CEO. The definitive lease agreement and contractual arrangement with an arena were also finalized during the second quarter. The Company's exercise of the option to purchase the franchise will be dependent in any respect on the reception of this entertainment to the Minnesota consumer.

During the second and third fiscal quarter, the arena football franchise failed to generate the anticipated cash flow. Although, the Company raised additional financing from outside sources of approximately $400,000.00, due to inadequate cash flow and insufficient funds, the Company did not exercise its option to purchase the Franchise. Consequently, the operations of the PIKE were discontinued prior to September 30, 1996. Such financing will be due in December, 1996, and is secured by the common stock of Minnesota Arena Football, Inc. Management anticipates the majority of the financing will be converted into the Company's common stock. Management was unsuccessful in its attempts to sell the Company's interest in the PIKE. There are no assurances that the financing will be converted into the Company's common stock. Management is uncertain as to the alternate resolution of the liabilities of the PIKE. Management is evaluating the best course of action which may involve a bankruptcy filing of the PIKE.

Management caused several of ITC's costs to be reduced or eliminated for fiscal 1996. ITC's operating budget for fiscal 1997 projects net income. Management plans to continue to closely monitor the operations of ITC, taking quick action to control costs and cause expenses to be reduced, should actual revenues not meet budgeted revenues. ITC's operations are behind budget for the first fiscal quarter. However, management believes that advance ticket sales and advance bookings are indicative that the second quarter's results should approximate budget. Although ITC's operations are continuous throughout the year, ITC has historically generated profits during the first two fiscal quarters and has incurred losses during the third and fourth fiscal quarters. Management anticipates that ITC's results for the first and second fiscal quarters will provide sufficient funds to sustain their operations for the remainder of fiscal 1997. However, there is no assurance that ITC will produce net income for fiscal year 1997.

The Company's independent auditors issued their opinion on the Company's financial statements for the year ended September 30, 1996, which included an explanatory paragraph as to substantial doubt about the Company's ability to continue as a going concern. This doubt was raised primarily due to recurring losses from operations and due to the Company's working capital deficit of $2,949,739 at September 30, 1996.

Management believes its current cash position, including proceeds from exercise of stock warrants, is sufficient to sustain its operations for fiscal 1997, and to fund the cost relative to investigating potential acquisitions. Management also believes ITC will return to profitability and that ITC will provide sufficient funds to satisfy its working capital requirements for fiscal 1997. However, there can be no assurance that anticipated cash flow from

ITC's operations will be achieved.

If ITC fails to generate cash flow, the Company may be unable to continue as a going concern without raising additional funds from outside sources. Management is uncertain as to the likelihood of raising additional funds.

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

No impairment was recognized during the year ended September 30, 1996.

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

         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      NONE

                                    PART III

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AT SEPTEMBER 30, 1996

                                                          Director/
                                                          Officer
Name                         Office Held                  Since            Age
----                         -----------                  -----            ---

Philip Rogers           President, Director               1983             62
Thomas K. Scallen       Chief Executive Officer,
                        Director                          1983             71
Ronald L. Leckelt       Chief Financial Officer           1992             44
Bruce Lansbury          Director                          1983             66
Willy Bietak            Director                          1992             49


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

Mr. Bietak became a Director of the Company in 1992. He is President of Willy Bietak Productions, Inc. and has been associated with the Company since 1986.

         ITEM 11. EXECUTIVE COMPENSATION

Officer Compensation

                                         Cash and Cash Equivalent   Aggregate
      Name           Capacity    Year    Paid or Accrued Salaries   Remuneration
      ----           --------    ----    ------------------------   ------------

Philip Rogers        President   1996    $  -0-                     $   -0-
                                 1995    $  -0-                     $   -0-
                                 1994    $  -0-                     $   -0-

Thomas K. Scallen    CEO         1996    $135,000                   $135,000
                                 1995    $135,000                   $135,000
                                 1994    $135,692                   $135,692

Ronald L. Leckelt    CFO         1996    $ 60,000                   $ 60,000
                                 1995    $ 60,000                   $ 60,000
                                 1994    $ 60,000                   $ 60,000
All Officers as a
   Group
 (4 in number)                   1996    $195,000                   $195,000
                                 1995    $195,000                   $195,000
                                 1994    $195,692                   $195,692


Director Compensation

The Directors have not received any cash compensation. Directors, other than Messrs. Scallen and Rogers, each received 2 year options to purchase 10,000 shares of the Company's common stock at $1.50 per share in 1993. These options expired September 30, 1996.

         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as at September 30, 1996, the information with respect to common stock ownership of each person known to the Company to own beneficially more than five percent (5%) of the shares of the Company's common stock and all Directors and Officers as a group.

 Name                                  Number of
& Address                               Shares                    Percentage
---------                               ------                    ----------

Thomas K. Scallen                      1,619,480                     16.4%
Heron Cove, Unit B
Windham, NH 03087
All Officers and Directors
as a Group (5 in number)               1,718,855                     17.3%

         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended September 30, 1996, the Company's chief executive officer
(CEO) provided short-term advances of $580,300 to the Company. This amount is required to be reported as additional paid in capital in the accompanying financial statements. The advances contain specific repayment provisions and when repayments occur, there will be a reduction of additional paid in capital. The advances are secured by the Company's shares of stock in ITC. During the year ended September 30, 1995, no advances were made.

At September 30, 1995, the Company had advances to the Company's CEO totaling $48,150. Subsequent to September 30, 1995, the advances of $48,150 was repaid by the Company's CEO. At September 30, 1996 there were no advances to the Company's CEO. For the year ended September 30, 1995, the Company did not charge interest on these advances.

During the years ended September 30, 1995 and 1994, the Company paid the Company's CEO $24,000 rent for the use of a condominium in Los Angeles. No rent was paid during the year ended September 30, 1996.

As of September 30, 1996 and 1995, the Company owed the Company's CEO $77,500 and $2,500 respectively for cumulative accrued salary. These amounts are included in accrued expenses on the balance sheets.

As of September 30, 1996 and 1995, the Company owed a company owned by the Company's CEO $18,683 and $45,588, respectively for contracted services and cash advances.

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

      (21.) Registrant owns 30% of Willy Bietak Productions, Inc., a Nevada corporation. Incorporated by reference.

      (22.i) Registrant is the sole shareholder of International Theatres Corporation, a Minnesota corporation ("ITC"). ITC does business under the registered trade name, Chanhassen Dinner Theatres. Incorporated by reference.

      (22.ii) Registrant is the sole shareholder of Minnesota Arena
              Football, Inc., a Minnesota corporation ("MAF"). MAF did business under the trade name Minnesota Fighting Pike until 1995. Incorporated by reference.

      (25) Manually signed copies of powers of attorney for members of the Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 23rd day of January, 1998.

                                        CENTURY PARK PICTURES CORPORATION


                                        By: s/ Thomas K. Scallen
                                            -----------------------------
                                            Thomas K. Scallen
                                            Chief Executive Officer

                                            and

                                        By: s/ Ronald L. Leckelt
                                            -----------------------------
                                            Ronald L. Leckelt
                                            Chief Financial Officer

Pursuant to the Requirements of the Securities Exchange Act of 1934, this Report has been signed on behalf of the Registrant and in capacities and on the dates indicated.


*
s/ Philip Rogers                            January 23, 1998
----------------------
Philip Rogers
  President
  & Director

s/ Thomas K. Scallen                        January 23, 1998
----------------------
Thomas K. Scallen
Chief Executive Officer & Director

*
s/ Bruce Lansbury                           January 23, 1998
----------------------
Bruce Lansbury       Director

*
s/ Willy Bietak                             January 23, 1998
----------------------
Willy Bietak         Director

         * Signed pursuant to Power of Attorney
             (SEE EXHIBIT 25 HERETO)

                CENTURY PARK PICTURES CORPORATION AND SUBSIDIARY

           CONSOLIDATED FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES
                     INCLUDED IN ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                                      INDEX

Page numbers refer to pages in the attached Consolidated Financial Statements:

                                                                    Page
                                                                    ----

Independent Auditor's Report........................................ F-1

Consolidated Balance Sheets - September 30, 1996
  and September 30, 1995............................................ F-2

Consolidated Statements of Operations -
  Years ended September 30, 1996, 1995, and 1994.................... F-3

Consolidated Statement of Changes in Common
  Stockholders' Equity - Years Ended
  September 30, 1996, 1995, and 1994................................ F-4

Consolidated Statements of Cash Flows -
  Years ended September 30, 1996, 1995, and 1994.................... F-5

Notes to Consolidated Financial Statements.......................... F-6

[BLANSKI PETER KRONLAGE & ZOCH, P.A. LETTERHEAD]



BOARD OF DIRECTORS AND STOCKHOLDERS
CENTURY PARK PICTURES CORPORATION
MINNEAPOLIS, MINNESOTA


                          Independent Auditors' Report

We have audited the accompanying consolidated balance sheet of CENTURY PARK PICTURES CORPORATION as of September 30, 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of CENTURY PARK PICTURES CORPORATION as of September 30, 1995 and 1994, were audited by other auditors whose report dated November 6, 1995, on those statements included an explanatory paragraph that described substantial doubt about the Company's ability to continue as a going concern discussed in Note 11 to the financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CENTURY PARK PICTURES CORPORATION as of September 30, 1996, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has suffered recurring losses from operations, and its total liabilities exceeds its total assets. Those conditions raise substantial doubt about its ability to continue as a going concern. Management's plan regarding those matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                    /s/ Blanski Peter Kronlage & Zoch, P.A.

August 12, 1997
Minneapolis, Minnesota

                      [MCGLADREY & PULLEN, LLP LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Century Park Pictures Corporation
  and Subsidiary
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheet of Century Park Pictures Corporation and Subsidiary as of September 30, 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Park Pictures Corporation and Subsidiary as of September 30, 1995, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 1995, in conformity with general accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, and its total liabilities exceed its total assets. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/ McGladrey & Pullen, LLP
                                            McGLADREY & PULLEN, LLP

Minneapolis, Minnesota
November 6, 1995

                        CENTURY PARK PICTURES CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED SEPTEMBER 30, 1996, 1995, AND 1994

                        CENTURY PARK PICTURES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 1996 AND 1995

                                     ASSETS

                                                                  1996             1995
                                                              ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                                  $     29,200    $     32,078
   Accounts receivable                                             158,496          21,229
   Inventories                                                      49,206          41,339
   Deferred show costs                                               4,025          40,350
   Due from unconsolidated subsidiary                                1,918
   Due from related parties                                                         53,358
   Prepaid expenses:
      Royalties                                                     15,400          18,924
      Supplies                                                      29,172          28,114
      Other                                                         30,149          35,643
                                                              ------------    ------------

      Total current assets                                         317,566         271,035
                                                              ------------    ------------

PROPERTY, PLANT, AND EQUIPMENT:
   Leasehold interest in building                                1,000,000       1,000,000
   Equipment                                                       495,581         455,237
   Furniture and fixtures                                          447,670         447,670
                                                              ------------    ------------

                                                                 1,943,251       1,902,907
                                                              ------------    ------------

   Less accumulated depreciation and amortization                  993,680         701,440
                                                              ------------    ------------

                                                                   949,571       1,201,467
                                                              ------------    ------------

OTHER:
   Cost in excess of net assets of business acquired, less
      accumulated amortization                                     431,418         455,528
   Investment in unconsolidated subsidiary                          42,397
   Preacquisition costs                                                             35,708
                                                              ------------    ------------

                                                                   473,815         491,236
                                                              ------------    ------------

                                                              $  1,740,952    $  1,963,738
                                                              ============    ============

                 See notes to consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                 1996              1995
                                                             ------------     ------------
CURRENT LIABILITIES:
   Notes payable                                             $    450,000     $
   Current maturities of capitalized lease obligation             200,127          173,109
   Excess of outstanding checks over bank balance                                  122,659
   Due to related company                                          18,683           45,588
   Accounts payable                                               931,141          504,118
   Deferred revenue                                             1,090,501          848,612
   Accrued expenses:
      Compensation                                                236,100          139,422
      Other                                                       340,753          211,498
                                                             ------------     ------------

       Total current liabilities                                3,267,305        2,045,006
                                                             ------------     ------------

LONG-TERM CAPITALIZED LEASE OBLIGATION                            376,362          562,187
                                                             ------------     ------------


COMMITMENTS AND CONTINGENCIES (NOTE 7 AND 11)


STOCKHOLDERS' DEFICIT:
   Common stock, $0.001 par; 200,000,000 shares
     authorized 9,887,000 and 8,636,952 shares issued and
     and outstanding at September 30, 1996 and 1995,
     respectively                                                   9,887            8,637
   Additional paid-in capital                                   4,573,905        3,682,431
   Accumulated deficit                                         (6,486,507)      (4,334,523)
                                                             ------------     ------------

                                                               (1,902,715)        (643,455)
                                                             ------------     ------------

                                                             $  1,740,952     $  1,963,738
                                                             ============     ============

                        CENTURY PARK PICTURES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                                         1996             1995             1994
                                                     ------------     ------------     ------------
REVENUES:
    Admission revenues                               $  4,551,157     $  4,064,623     $  3,619,314
    Other                                                 134,460           86,691           11,763
                                                     ------------     ------------     ------------

                                                        4,685,617        4,151,314        3,631,077
                                                     ------------     ------------     ------------

    Food, beverage, and merchandise sales               3,572,572        3,665,635        3,157,027
    Cost of food, beverage, and merchandise sales       1,110,131        1,151,073        1,011,814
                                                     ------------     ------------     ------------

      GROSS PROFIT ON FOOD, BEVERAGE, AND
       MERCHANDISE SALES                                2,462,441        2,514,562        2,145,213
                                                     ------------     ------------     ------------

      NET REVENUES                                      7,148,058        6,665,876        5,776,290
                                                     ------------     ------------     ------------

Operating costs and expenses:
  Operating:
    Performers' compensation                            2,259,520        1,512,326        1,797,843
    Costs of costumes, sets, and props                    502,936          734,928          346,284
    Other production costs                              3,589,995        3,596,347        3,264,269
    Administration                                      2,588,564        1,243,295        1,227,221
    Depreciation and amortization                         316,738          406,922          308,830
                                                     ------------     ------------     ------------

                                                        9,257,753        7,493,818        6,944,447
                                                     ------------     ------------     ------------

      OPERATING LOSS                                   (2,109,695)        (827,942)      (1,168,157)

Nonoperating income (expense)
    Sale of option                                        865,000
    Interest expense                                     (113,430)        (117,496)        (139,305)
    Other income                                           30,744           15,909           55,603
                                                     ------------     ------------     ------------

      LOSS BEFORE EQUITY IN NET INCOME (LOSS)
       OF WBPI AND INCOME TAXES                        (2,192,381)        (929,529)        (386,859)

Equity in net income (loss) of WBPI                        42,397           (7,040)         (48,235)
                                                     ------------     ------------     ------------
      LOSS BEFORE INCOME TAXES                         (2,149,984)        (936,569)        (435,094)

Provision for federal and state income taxes                2,000            2,600            2,500
                                                     ------------     ------------     ------------
      NET LOSS                                       $ (2,151,984)    $   (939,169)    $   (437,594)
                                                     ============     ============     ============

Net loss per share of common stock                   $       (.22)    $       (.11)    $       (.05)
Weighted average number of common shares                9,751,594        8,636,952        8,636,952


                 See notes to consolidated financial statements.

                        CENTURY PARK PICTURES CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED SEPTEMBER 30, 1996, 1995, AND 1994

                                    Common Stock Issued        Additional
                                -------------------------        Paid-In       Accumulated
                                  Shares         Amount          Capital          Deficit           Total
                                ----------    -----------      -----------    --------------     ------------
Balance, September 30, 1993      8,636,952    $     8,637      $ 3,682,431    $  (2,957,760)     $   733,308

      Net loss                                                                     (437,594)        (437,594)
                                ----------    -----------      -----------    --------------     ------------

Balance, September 30, 1994      8,636,952          8,637        3,682,431       (3,395,354)         295,714

      Net loss                                                                     (939,169)        (939,169)
                                ----------    -----------      -----------    --------------     ------------

Balance, September 30, 1995      8,636,952          8,637        3,682,431       (4,334,523)        (643,455)

      Exercise of warrants       1,249,689          1,250          311,174                           312,424

      Advances from officer                                        580,300                           580,300

      Net loss                                                                   (2,151,984)      (2,151,984)
                                ----------    -----------      -----------    --------------     ------------

Balance, September 30, 1996      9,886,641    $     9,887      $ 4,573,905    $  (6,486,507)     $(1,902,715)
                                ==========    ===========      ===========    ==============     ============


                 See notes to consolidated financial statements.

                        CENTURY PARK PICTURES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                      1996             1995             1994
                                                                  ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $ (2,151,984)    $   (939,169)    $   (437,594)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
      Depreciation                                                     292,628          288,308          284,719
      Amortization                                                      24,110          119,111           24,111
      Gain on sale of option                                                                            (865,000)
      Loss on disposal of property and equipment                           513            2,490            6,152
      Equity in net (income) loss of unconsolidated subsidiary         (42,397)           7,040           48,235
      (Increase) decrease in:
        Accounts receivable                                           (137,267)           1,130           (3,353)
        Inventories                                                     (7,867)           4,705          (11,311)
        Deferred shows costs                                            36,325           (8,888)          46,243
        Prepaid expenses                                                 7,960           38,845          (35,073)
      Increase (decrease) in:
        Accounts payable and accrued expenses                          652,956           82,023          297,952
        Deferred revenue                                               241,889          (97,425)         127,232
        Income taxes payable                                                                                (500)
                                                                  ------------     ------------     ------------

         NET CASH USED IN OPERATING ACTIVITIES                      (1,083,134)        (501,830)        (518,187)
                                                                  ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property & equipment                                   (41,245)         (44,678)         (19,861)
   Cash paid for preacquisition costs                                   35,708          (23,783)         (72,121)
   Proceeds from sale of option                                                                          985,598
   (Increase) decrease in due from WBPI                                 (1,918)          77,280          (73,850)
   (Increase) decrease in advances made to related parties                               56,347         (120,863)
                                                                  ------------     ------------     ------------

         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            (7,455)          65,166          698,903
                                                                  ------------     ------------     ------------

                 See notes to consolidated financial statements.

                                                                1996             1995             1994
                                                            ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Excess of outstanding checks over bank balance           $   (122,659)    $    122,659     $
   Net borrowing on short-term notes                             450,000
   Payments on long-term capitalized lease                      (158,807)        (126,665)        (113,935)
   Increase in advances from related parties                      26,453           45,588
   Advances from officer                                         580,300
   Net proceeds received on issurance of common stock            312,424
                                                            ------------     ------------     ------------

      Net cash provided by (used in) financing activites       1,087,711           41,582         (113,935)
                                                            ------------     ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (2,878)        (395,082)          66,781
                                                            ------------     ------------     ------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    32,078          427,160          360,379
                                                            ------------     ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                    $     29,200     $     32,078     $    427,160
                                                            ============     ============     ============



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the year for interest                   $    103,982     $    119,187     $    148,939
                                                            ============     ============     ============

   Cash paid during the year for income taxes               $      2,000     $      2,600     $      1,868
                                                            ============     ============     ============

                        CENTURY PARK PICTURES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED SEPTEMBER 30, 1996, 1995, AND 1994

1.      DESCRIPTION OF BUSINESS AND CONSOLIDATION:

        CENTURY PARK PICTURES CORPORATION (the Company) is engaged in the development, production, and marketing of entertainment properties.

        International Theatres Corporation (ITC), a 100 percent owned subsidiary, owns and operates the Chanhassen Dinner Theatres in Chanhassen, Minnesota (see Note 2). During the normal course of business, ITC grants credit to its corporate clients. ITC performs on-going credit evaluations of its customers' financial condition and generally requires no collateral from them. Due to the nature of its business, the Company believes that no allowance for uncollectable amounts is necessary.

        Minnesota Arena Football, Inc. dba Minnesota Fighting Pike (Pike), a 100 percent owned subsidiary, was an indoor professional football team that the Company obtained the rights to during the fiscal year ended September 30, 1996. The Pike ceased operations on August 31, 1996. The net loss generated by the Pike was $1,484,961 for the fiscal year ended September 30, 1996. Management has not adopted a formal plan to dispose of the Pike.

        The Company has a 30 percent investment in Willy Bietak Productions, Inc. (WBPI), which produces touring ice shows and theme shows appearing in shopping malls, theatres, casinos, arenas, and major amusement parks throughout the United States.

        Principals of consolidation:
          The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ITC and Pike. All significant intercompany transactions and balances have been eliminated in consolidation.

       Investment in common stock of WBPI:
          As explained further in Note 4, during the year ended September 30, 1995, the Company adopted the equity method of accounting for its 30 percent investment in WBPI. Under this method, the Company's equity in the earnings or losses of the investee is reported currently in the Company's earnings. However, losses of the investee are reported only to the extent of the carrying amount of the investment plus any Company advances or commitments. The financial statements for 1994 have been restated on a comparable basis. The effect of this restatement was to increase net income and retained earnings by $69,293 for the year ended September 30, 1994.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Use of estimates:
          Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Actual results could vary from the estimates that were used.

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1996, 1995, AND 1994

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

        Property and equipment:
          Property and equipment are stated at the lower of depreciated cost or net realizable value. Depreciation is computed by the straight-line and various accelerated methods over the following estimated useful lives:

                                                                Years
                                                                -----

                       Leasehold interest in building              6
                       Equipment                                 3-7
                       Furniture and fixtures                    3-7

        Income taxes:
          Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the bases of property and equipment and accrued vacation for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future federal income taxes.

        Advertising costs:
          Advertising costs are charged to operations when the advertising first takes place. Advertising expense for the periods ended September 30, 1996, 1995 and 1994 was $952,117 and $536,673 and $401,337,
          respectively.

        Loss per share:
          Net loss per share is computed based upon the weighted average number of common shares outstanding during the year using the treasury stock method. Common equivalent shares are excluded as the effect would be anti-dilutive. Dilutive common equivalent shares consist of stock options and convertible debt. Fully diluted and primary earnings per share are the same amounts for all years presented.

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1996, 1995, AND 1994

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        Intangibles:
          Costs in excess of net assets of business acquired is being amortized on the straight-line basis over 25 years. Preacquistion costs are costs incurred in an attempt to acquire businesses. These costs are expensed if the business is not acquired.

3.      RELATED PARTY TRANSACTIONS:

        During the years ended September 30, 1996, the Company's chief executive officer (CEO) provided short-term advances of $580,300 to the Company. This amount is required to be reported as additional paid in capital in the accompanying financial statements. The advances contain specific repayment provisions and when repayments occur, there will be a reduction of additional paid in capital. The advances are secured by the Company's shares of stock in ITC. During the year ended September 30, 1995, no advances were made.

        At September 30, 1995, the Company had advances to the Company's CEO totaling $48,150. Subsequent to September 30, 1995, the advance of $48,150 was repaid by the Company's CEO. At September 30, 1996 there were no advances to the Company's CEO. For the year ended September 30, 1995, the Company did not charge interest on these advances.

        During the years ended September 30, 1995 and 1994, the Company paid the Company's CEO $24,000 rent for the use of a condominium in Los Angeles. No rent was paid during the year ended September 30, 1996.

        As of September 30, 1996 and 1995, the Company owed the Company's CEO $77,500 and $2,500, respectively for cumulative accrued salary. These amounts are included in accrued expenses on the balance sheets.

        As of September 30, 1996 and 1995, the Company owed a company owned by the Company's CEO $18,683 and $45,588 for contracted services and cash advances.

4.      INVESTMENT IN UNCONSOLIDATED SUBSIDIARY:

        During the year ended September 30, 1995, the Company transferred a portion of its investment in common stock of Willy Bietak Production, Inc. (WBPI) to Willy Bietak Enterprises, Inc. in consideration of the guarantees of certain bank debt of WBPI. This resulted in reducing the Company's ownership percentage in WBPI from 50.1% to 30%. This change in ownership percentage resulted in a deconsolidation of WBPI. These consolidated financial statements reflect the financial position, results of operations, and cash flows as if the deconsolidation occurred as of October 1, 1993.

        No value was recorded in the financial statements for the Company's equity interest at September 30, 1995.

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1996, 1995, AND 1994

4.      INVESTMENT IN UNCONSOLIDATED SUBSIDIARY (CONTINUED):

        Condensed financial information of WBPI as of September 30, 1996 and 1995, and for each of the years ended September 30, 1996, 1995, and 1994, is as follows:

                                                   1996             1995             1994
                                               ------------     ------------     ------------
        BALANCE SHEET
           Total current assets                $    225,829     $    472,428     $
           Total noncurrent assets                  343,486          170,447
           Total current liabilities                492,287          707,172
           Total noncurrent liabilities                   0                0
           Equity                                    77,028          (64,297)

        OPERATIONS
           Admissions revenues                 $  3,325,250     $  2,906,753     $  3,208,050
           Operating costs                        2,821,097        2,702,973        3,152,150
           General and administrative costs         368,660          194,762          221,497
           Nonoperating (income) expense             (7,128)           3,685           (3,473)
           Income tax expense                         1,297              337            3,448
                                               ------------     ------------     ------------

           Net income (loss)                   $   (141,324)    $      4,996     $   (165,572)
                                               ============     ============     ============

5.      NOTES PAYABLE:

        The Company has notes payable to various individuals totaling $400,000. The notes bear interest at the rate of 12% to 15% and are secured by the Company's right, title, and interest in the Pike. The notes matured between June and December 1996. The notes are convertible into common stock of the Company. These notes are in default at September 30, 1996.

        ITC obtained a line of credit with a bank during the year ended September 30, 1996. The total amount available was $50,000 at September 30, 1996. The line of credit bears interest at the rate of 2.5% over the bank's base rate and the amount outstanding at September 30, 1996 was $50,000. It is secured by all ITC assets. The line of credit matures January 1998.

        ITC also has a standby letter of credit of $50,000. There were no amounts outstanding on the letter of credit at September 30, 1996.

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1996, 1995, AND 1994

6.      INCOME TAXES:

        The Company's net deferred tax assets and liabilities consisted of the following at September 30:

                                                                         1996
                                                    ----------------------------------------------
                                                       Federal           State            Total
                                                    ------------     ------------     ------------
        Deferred tax assets:
            Other (current)                         $     29,000     $     10,000     $     39,000
            Property and equipment (non-current)         364,000          121,000          485,000
            Net operating loss carryforwards
               (non-current)                           1,110,000          439,000        1,549,000
                                                    ------------     ------------     ------------
                                                       1,503,000          570,000        2,073,000
            Valuation allowance                       (1,503,000)        (570,000)      (2,073,000)
                                                    ------------     ------------     ------------

                                                    $          0     $          0     $          0
                                                    ============     ============     ============

        Deferred tax liabilities                    $          0     $          0     $          0
                                                    ============     ============     ============


                                                                         1995
                                                    ----------------------------------------------
                                                       Federal           State            Total
                                                    ------------     ------------     ------------

        Deferred tax assets:
            Other (current)                         $     29,000     $     10,000     $     39,000
            Property and equipment (non-current)         337,000          112,000          449,000
            Net operating loss carryforwards
               (non-current)                             516,000          166,000          682,000
                                                    ------------     ------------     ------------
                                                         882,000          288,000        1,170,000
            Valuation allowance                         (882,000)        (288,000)      (1,170,000)
                                                    ------------     ------------     ------------

                                                    $          0     $          0     $          0
                                                    ============     ============     ============

        Deferred tax liabilities                    $          0     $          0     $          0
                                                    ============     ============     ============

        During the years ended September 30, 1996 and 1995, the Company recorded valuation allowances of $2,073,000 and $1,170,000, respectively, on the deferred tax assets to reduce the total amounts that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. There was no other activity in the valuation allowance accounts.

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1996, 1995, AND 1994

6.      INCOME TAXES (CONTINUED):

        Loss carryforwards for tax purposes as of September 30, 1996, have the following expiration dates which include any limitations on amounts which can be utilized.

                     Expiration Date                   Amount
                     ---------------              -----------
                           1998                   $     8,000
                           1999                        17,000
                           2000                        17,000
                           2001                        17,000
                           2002                        17,000
                           2003                        17,000
                           2004                        17,000
                           2005                        17,000
                           2006                        17,000
                           2007                        17,000
                           2008                       482,000
                           2009                       331,000
                           2010                       747,000
                           2011                     1,980,000
                                                  -----------
                                                  $ 3,701,000
                                                  ===========

        The Company's provision for income taxes differs from applying the U.S. federal income tax rate of 34% to income before income taxes. The primary differences result from the following as of September 30:

                                                      1996           1995            1994
                                                  -----------    -----------     -----------
        Income tax benefit at federal statutory
          rates excluding the investment in WBPI  $  (731,000)   $  (317,000)    $  (132,000)
        State taxes                                     2,000          2,600           2,500
        Effect of limiting tax credit on net
          operating losses to taxes paid              731,000        317,000         132,000
                                                  -----------    -----------     -----------

                                                  $     2,000    $     2,600     $     2,500
                                                  ===========    ===========     ===========

7.      COMMITMENTS AND CONTINGENCIES:

        Operating leases:
          The Company leases the land used in the operations of ITC under a noncancelable operating lease that expires May 31, 1999, and has two five-year renewal options.

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1996, 1995, AND 1994

7.      COMMITMENTS AND CONTINGENCIES (CONTINUED):

          The Company leases office space under a noncancelable operating lease that expires April 30, 1999. There is an option to renew the lease for an additional five years at an increased monthly rental.

          Total rent expense under the above leases for the years ended September 30, 1996, 1995, and 1994, was $292,669, $325,777, and
          $346,093, respectively. Future minimum rental payments required under these leases for each of the next five years are as follows:

                           1997                        $   297,571
                           1998                            297,571
                           1999                            194,895
                                                       -----------

                                                       $   790,037
                                                       ===========

       Capitalized leases:
         The Company leases the buildings used in the operations of ITC under a capitalized lease (Note 3). The lease expires May 1999 with two five-year renewal options. In addition, the lease provides for options, which expire on May 31, 1999, to purchase the land and buildings. Amortization expense was $171,429 for each of the years ended September 30, 1996, 1995, 1994.

         The following is a summary of leased assets and lease obligations included on the balance sheets at September 30:

                                                     1996             1995
                                                ------------     ------------

         Leasehold interest in building         $  1,000,000     $  1,000,000
         Less accumulated amortization               542,857          371,428
                                                ------------     ------------

            Net amortized value                 $    457,143     $    628,572
                                                ============     ============

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1996, 1995, AND 1994


7.      COMMITMENTS AND CONTINGENCIES (CONTINUED):

          Future minimum payments required under the lease together with the present value as of September 30, 1996 are as follows:

                    Year ending September 30:
                         1997                                    $   277,063
                         1998                                        255,750
                         1999                                        170,500
                                                                 -----------

                    Total minimum lease payments                     703,313

                    Less amount representing interest                126,824

                    Present value of net minimum lease payments      576,489

                    Less current portion                             200,127

                    Long-term portion                            $   376,362
                                                                 ===========

8.      STOCKHOLDER'S DEFICIT:

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

          During the year ended September 30, 1996, warrants to purchase 1,249,692 shares of common stock were exercised.

        Stock options:
          The Company has issued options to purchase up to 10,000 shares of common stock of the Company to three of its directors. The exercise price is $1.50 per share. These options expire February 24, 1998.

9.      RETIREMENT PLANS:

        ITC has a 401(k) incentive savings plan covering substantially all of its non-union employees. Eligible employees may defer up to 10% of their compensation to the plan. ITC will match 25% of the employees contribution up to 6% of the employees compensation.

        ITC also contributes to a retirement plan established by the union for its employees who are represented by a collective bargaining unit. The required contribution is 8% of gross wages.

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1996, 1995, AND 1994

9.      RETIREMENT PLANS (CONTINUED):

        For the years ended September 30, 1996, 1995, and 1994. ITC's contribution to the plans were $89,326, $87,750, and $71,730, respectively.

10.     SALE OF OPTION:

        During the fiscal year ended September 30, 1993, the Company entered into a letter of intent and acquired an option to purchase two television stations. In August 1994, the Company sold the option for $985,598. The gain on the sale of the option has been reflected in the consolidated statement of operations net of related option acquisition costs in the amount of $120,598.

11.     CORPORATE LIQUIDITY:

        During 1996, 1995, and 1994, the Company incurred substantial losses of $2,151,984, $939,169, and $437,594, respectively, and has a working capital deficit as of September 30, 1996 and 1995, of $2,949,739 and $1,773,971, respectively. The impact of these losses is to limit the liquidity and available cash resources for operations.

        The Company's plans as they relate to ITC include close monitoring of the 1997 budget with quick action to reduce expenses should revenues not meet with budgeted expectations.

        The Company's operations exclusive of its subsidiaries consist of acquisition searches and certain administrative costs, both of which could be scaled back and/or financed by the Company's CEO and major stockholder. With these actions, management believes it will have sufficient cash to operate in the 1997 fiscal year.

12. ADOPTION OF NEW ACCOUNTING POLICY:

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

        No impairment was recognized during the years ended September 30, 1996.

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1996, 1995, AND 1994

13.     FAIR VALUE OF FINANCIAL INSTRUMENTS:

        The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are as follows at September 30:

                                                        1996                   1995
                                               --------------------    ---------------------
                                               Carrying      Fair      Carrying       Fair
                                               Amount        Value     Amount         Value
                                               --------------------    ---------------------
        Assets:
           Cash and equivalents                $   29,200  $ 30,820    $  32,078    $ 32,078
        Liabilities:
           Checks written in excess of bank
              balance                                                    122,659     122,659
           Notes payable                          450,000   450,000

        The carrying amounts of cash and cash equivalents, checks written in excess of bank balance and the short-term notes payable approximate fair values.