Form 10-Q
period 1996-12-31
CENTURY PARK PICTURES CORP
filed 1998-02-04
CIK 728387

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549



                                QUARTERLY REPORT

              Pursuant to Section 13 or 15(d) of the Securities and
                              Exchange Act of 1934


                       For Quarter ended December 31, 1996


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

As at December 31, 1996, 9,886,641 common shares, $.001 par value, were outstanding.

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     This information is included following "Index to Consolidated Financial Statements".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                   OPERATIONS

Period Ended December 31, 1996 compared to Period Ended December 31, 1995.

Admissions revenues, all of which were generated by the Company's wholly owned subsidiary International Theatres Corporation (ITC), were $1,111,945 for the quarter ended December 31, 1996, compared to $1,057,505 for the comparable prior year period. The approximate $54,400 increase in ITC's current period admissions revenues was primarily attributable to increased ticket prices, offset in part by decreased attendance and increased promotional and discounted tickets.

ITC's food, beverage and merchandise sales were $1,053,156 for the quarter ended December 31, 1996, compared to $1,089,208 for the comparable prior year period, and their related cost of sales were $302,199 and $312,556, respectively. The approximate $36,000 decrease in current period sales was due primarily to decreased attendance offset in part by increased prices. The cost of sales, as a percent of food, beverage and merchandise sales, was comparable for both periods.

ITC's operating expenses for the quarter ended December 31, 1996, were $1,643,905, compared to $1,698,434 for the comparable prior year period, representing an approximate decrease of $54,500. The decrease in the current year was primarily due to decreased play mounting costs and cost containment actions taken by management.

General and administrative expenses were $278,470 for the quarter ended December 31, 1996, compared to $320,677 for the comparable prior year period. The approximate decrease of $42,200 in general and administrative expenses was primarily due to reduced expenditures relative to potential acquisitions and to cost containment actions taken by management.

                        LIQUIDITY AND SOURCES OF CAPITAL

Cash from (used in) operating activities for the quarter ended December 31, 1996, was $139,121 compared to $(7,482) for the comparable prior year period. The primary source of cash from operating activities was deferred revenue resulting from prepayments by ITC's customers, which represent gift certificates and tickets paid for in advance. Cash provided from (used in) investing activities for the quarter ended December 31, 1996, was $(8,172), which was primarily comprised of purchases of equipment of $10,090. Cash from (used in) financing activities for the quarter ended December 31, 1996, was $(108,263), which was comprised of reductions of notes payable and long-term capitalized lease obligations.

At December 31, 1996, the Company had a working capital deficit of ($3,053,053) and cash of $51,886. The working capital deficit at December 31, 1996, was primarily comprised of notes payable of $400,000, accounts payable and accrued expenses of $1,490,650, and deferred revenues of $1,404,263. Approximately $400,000 of the accounts payable and accrued expenses relate to The Pike. Management believes that a significant portion of these obligations would be discharged upon liquidation as discussed below. The deferred revenues relate to advance ticket sales for ITC's operations. Management believes the incremental cost that ITC will incur to realize these deferred revenues will be offset by the gross profit from food, beverage and merchandise sales to such customers.

The Company intends to continue to seek out potential acquisitions. It is probable that any significant acquisitions would require long-term financing. However, there are no assurances that the Company will complete any acquisitions or that it will obtain financing under terms acceptable to the Company.

The Company had no material commitments for capital expenditures as of December 31, 1996 and capital expenditures for the remainder of fiscal 1997 are expected to be immaterial.

Management believes that advance ticket sales and advance bookings are indicative that ITC's anticipated results will provide sufficient funds to sustain their operations for the remainder of fiscal 1997.

During the quarter ended March 31, 1996, the Company finalized the acquisition of an arena football franchise under a lease with an option to purchase the franchise. During fiscal year 1996 such franchise was operated through a wholly owned subsidiary, Minnesota Arena Football, Inc. (The Pike).

During the third and fourth fiscal quarters of fiscal year 1996, The Pike failed to generate the anticipated cash flow. Consequently, during such quarters the Company's CEO advanced approximately $206,000 and the Company raised additional financing from outside sources of approximately $400,000. The financing raised from outside sources is currently payable, and is secured by the common stock of Minnesota Arena Football, Inc.

Management anticipates such financing will be converted into the Company's common stock. However, there are no assurances that such financing will be converted into the Company's common stock. Throughout much of the third and fourth fiscal quarters of fiscal 1996, management attempted to sell its interest in the arena football franchise. Failing to do so, the option expired. Accordingly, The Pike has ceased operations. Management is evaluating the appropriate course of action for The Pike, which will most likely be liquidated either in or out of bankruptcy court.

The Company's independent auditors issued their opinion on the consolidated financial statements as of September 30, 1996, wherein they added an additional paragraph which raised substantial doubt as to the Company's ability to continue as a going concern. Management believes its current cash position will be sufficient to satisfy working capital requirements for fiscal 1997, and to fund costs relative to investigating potential acquisitions. ITC has a line of credit providing for available funds of $50,000. Management believes ITC will operate at a profitable level that, along with ITC's available line of credit, will provide sufficient funds to satisfy ITC's working capital requirements for fiscal 1997. However, there can be no assurances that anticipated cash flow from ITC's operations will be achieved.

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

Dated as of December 11, 1997.
                                               CENTURY PARK PICTURES CORPORATION

                                                      By:/s/Thomas K. Scallen
                                                         Thomas K. Scallen
                                                         Chief Executive Officer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Consolidated Balance Sheets                                 F-1

2.       Consolidated Statements of Operations                       F-2

3.       Consolidated Statements of Cash Flows                       F-3

4.       Notes to Consolidated Financial Statements                  F-4

               CENTURY PARK PICTURES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    December 31, 1996 and September 30, 1996
                                   (Unaudited)


                                      ASSETS                            December 31,   September 30,
                                                                            1996            1996
                                                                         -----------    -----------
CURRENT ASSETS
     Cash                                                                $    51,886    $    29,200
     Accounts receivable                                                     209,311        158,496
     Inventories                                                              59,557         49,206
     Deferred show costs                                                      38,146          4,025
     Due from related parties                                                   --            1,918
     Prepaid expenses                                                        131,975         74,721
                                                                         -----------    -----------
          Total current assets                                               490,875        317,566
                                                                         -----------    -----------
PROPERTY AND EQUIPMENT, at cost
     Leasehold interest in building                                        1,000,000      1,000,000
     Equipment                                                               505,671        495,581
     Furniture and fixtures                                                  447,670        447,670
                                                                         -----------    -----------
                                                                           1,953,341      1,943,251
     Less accumulated depreciation                                         1,067,690        993,680
                                                                         -----------    -----------
                                                                             885,651        949,571
                                                                         -----------    -----------
INTANGIBLES
     Cost in excess of net assets acquired, net of amortization              425,391        431,418
     Investment in unconsolidated subsidiary                                  31,976         42,397
                                                                         -----------    -----------
                                                                             457,367        473,815
                                                                         -----------    -----------
                                                                         $ 1,833,893    $ 1,740,952
                                                                         ===========    ===========
                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Notes payable                                                       $   400,000    $   450,000
     Current maturities of capitalized lease obligations                     200,000        200,127
     Excess of outstanding checks over bank balance                             --             --
     Due to related parties                                                   49,015         18,683
     Accounts payable                                                        884,943        931,141
     Deferred revenue                                                      1,404,263      1,090,501
     Accrued compensation                                                    136,250        236,100
     Accrued expenses                                                        469,457        340,753
                                                                         -----------    -----------
            Total current liabilities                                      3,543,928      3,267,305
                                                                         -----------    -----------

LONG-TERM CAPITALIZED LEASE OBLIGATIONS                                      318,226        376,362
                                                                         -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, par value $.001 per share; authorized
         200,000,000 shares; issued and outstanding  9,886,641 shares;         9,887          9,887
     Additional paid in capital                                            4,573,905      4,573,905
     Accumulated deficit                                                  (6,612,053)    (6,486,507)
                                                                         -----------    -----------
                                                                          (2,028,261)    (1,902,715)
                                                                         -----------    -----------
                                                                         $ 1,833,893    $ 1,740,952
                                                                         ===========    ===========


                See Notes to Consolidated Financial Statements.

               CENTURY PARK PICTURES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three-Month Periods Ended December 31, 1996 and 1995
                                   (Unaudited)


                                                                  Three-Month Periods
                                                                  1996           1995
                                                              -----------    -----------
Revenues
     Admissions revenue                                       $ 1,111,945    $ 1,057,505
                                                              -----------    -----------

     Food, beverage and merchandise sales                       1,053,156      1,089,208
     Cost of Food, beverage and merchandise sales                 302,199        312,556
                                                              -----------    -----------
        Gross profit                                              750,957        776,652
                                                              -----------    -----------

        Net revenues                                            1,862,902      1,834,157
                                                              -----------    -----------

Operating Costs and Expenses
     Operating costs                                            1,643,905      1,698,434
     General and administration                                   278,470        320,677
                                                              -----------    -----------
        Total operating costs and expenses                      1,922,375      2,019,111
                                                              -----------    -----------

        Operating  loss                                           (59,473)      (184,954)

Other, primarily interest expense                                 (55,151)       (36,611)
                                                              -----------    -----------

        Loss before equity in income (loss) of WBPI
          and income taxes                                       (114,624)      (221,565)

Equity in income (loss) of WBPI                                   (10,421)         6,797
                                                              -----------    -----------

        Loss before minority interest in loss of subsidiary      (125,045)      (214,768)

Income taxes                                                          501            501
                                                              -----------    -----------

        Net loss                                              $  (125,546)   $  (215,269)
                                                              ===========    ===========

        Net loss per share of common stock                    $     (0.01)   $     (0.02)
                                                              ===========    ===========

        Weighted average number of common shares                9,886,641      8,769,842
                                                              ===========    ===========


                See Notes to Consolidated Financial Statements.

               CENTURY PARK PICTURES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Three-Month Periods Ended December 31, 1996 and 1995
                                   (Unaudited)


                                                                1996          1995
                                                              ---------    ---------
CASH FLOWS FROM  OPERATING ACTIVITIES
     Net loss                                                 $(125,546)   $(215,269)
     Adjustments to reconcile net loss to cash
      provided by operating activities:
         Depreciation and amortization                           90,458       80,485
         Equity in (income) loss of WBPI                         10,421       (6,797)
         Change in assets and liabilities:
         (Increase) decrease in-
           Accounts receivable                                  (50,815)     (21,397)
           Inventories                                          (10,351)        (777)
           Deferred show costs                                  (34,121)     (38,343)
           Prepaid expenses                                     (57,254)     (61,645)
         Increase (Decrease) in-
           Accounts payable and accrued expenses                  2,567     (154,615)
           Deferred revenue                                     313,762      410,876
                                                              ---------    ---------

               Net cash from (used in) operating activities     139,121       (7,482)
                                                              ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Cash paid for preacquisition costs                            --        (72,312)
     Increase in due from related parties                         1,918       52,504
     Purchase of property and equipment                         (10,090)      (6,509)
                                                              ---------    ---------

               Net cash from (used in) investing activities      (8,172)     (26,317)
                                                              ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from sale of common stock                        --        305,649
     Increase (decrease) in notes payable                       (50,000)        --
     Increase (decrease) in due to/from related parties            --        (25,566)
     Reduction of long-term capitalized lease obligations       (58,263)     (50,398)
                                                              ---------    ---------

               Net cash from (used in) financing activities    (108,263)     229,685
                                                              ---------    ---------

               Net decrease in cash                              22,686      195,886

               Cash, beginning of period                         29,200       32,078
                                                              ---------    ---------

               Cash (deficit), end of period                  $  51,886    $ 227,964
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