Form 10-Q
period 1997-03-31
CENTURY PARK PICTURES CORP
filed 1998-02-04
CIK 728387

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                QUARTERLY REPORT

              Pursuant to Section 13 or 15(d) of the Securities and
                              Exchange Act of 1934


                        For Quarter ended March 31, 1997


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

As at March 31, 1997, 9,886,641 common shares, $.001 par value, were outstanding.

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     This information is included following "Index to Consolidated Financial Statements".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                   OPERATIONS

Period Ended March 31, 1997 compared to Period Ended March 31, 1996.

Admissions revenues, all of which were generated by the Company's wholly owned subsidiary International Theatres Corporation (ITC), were $937,088 for the quarter ended March 31, 1997, compared to $1,133,488 for the comparable prior year period. The approximate $196,000 decrease in ITC's current period admissions revenues was primarily attributable to decreased attendance and increased promotional and discounted tickets, offset in part by increased ticket prices.

ITC's food, beverage and merchandise sales were $796,919 for the quarter ended March 31, 1997, compared to $999,325 for the comparable prior year period, and their related cost of sales were $237,625 and $288,254, respectively. The approximate $202,000 decrease in current period sales was due primarily to decreased attendance offset in part by increased prices. The cost of sales, as a percent of food, beverage and merchandise sales, was comparable for both periods.

ITC's operating expenses for the quarter ended March 31, 1997, were $1,495,624, compared to $1,666,984 for the comparable prior year period, representing an approximate decrease of $170,000. The decrease in the current year was primarily due to decreased attendance and decreased play mounting costs and cost containment actions taken by management.

General and administrative expenses were $247,095 for the quarter ended March 31, 1997, compared to $302,694 for the comparable prior year period. The approximate decrease of $56,000 in general and administrative expenses was primarily due to reduced expenditures relative to potential acquisitions and to cost containment actions taken by management.

                        LIQUIDITY AND SOURCES OF CAPITAL

Cash from (used in) operating activities for the six-month period ended March 31, 1997, was $138,145 compared to $(182,268) for the comparable prior year period. The primary source of cash from operating activities was deferred revenue resulting from prepayments by ITC's customers, which represent gift certificates and tickets paid for in advance. Cash provided from (used in) investing activities for the six-month period ended March 31, 1997, was $(8,172), which was primarily comprised of purchases of equipment of $10,090. Cash from (used in) financing activities for the six-month period ended March 31, 1997, was $(103,847), which was comprised of reductions of notes payable and long-term capitalized lease obligations.

At March 31, 1997, the Company had a working capital deficit of ($3,297,396) and cash of $55,326. The working capital deficit at March 31, 1997, was primarily comprised of notes payable of $400,000, accounts payable and accrued expenses of $1,498,713, and deferred revenues of $1,545,361. Approximately $330,000 of the accounts payable and accrued expenses relate to The Pike. Management believes that a significant portion of these obligations would be discharged upon liquidation as discussed below. The deferred revenues relate to advance ticket sales for ITC's operations. Management believes the incremental cost that ITC will incur to realize these deferred revenues will be offset by the gross profit from food, beverage and merchandise sales to such customers.

The Company intends to continue to seek out potential acquisitions. It is probable that any significant acquisitions would require long-term financing. However, there are no assurances that the Company will complete any acquisitions or that it will obtain financing under terms acceptable to the Company.

The Company had no material commitments for capital expenditures as of March 31, 1997 and capital expenditures for the remainder of fiscal 1997 are expected to be immaterial.

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


1.       Consolidated Balance Sheets                             F-1

2.       Consolidated Statements of Operations                   F-2

3.       Consolidated Statements of Cash Flows                   F-3

4.       Notes to Consolidated Financial Statements              F-4

               CENTURY PARK PICTURES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1997 and September 30, 1996
                                   (Unaudited)


                                      ASSETS                            March 31,    September 30,
                                                                           1997          1996
                                                                       -----------    -----------
CURRENT ASSETS
     Cash                                                              $    55,326    $    29,200
     Accounts receivable                                                   194,920        158,496
     Inventories                                                            44,815         49,206
     Deferred show costs                                                   124,228          4,025
     Due from related parties                                                 --            1,918
     Prepaid expenses                                                      130,372         74,721
                                                                       -----------    -----------
          Total current assets                                             549,661        317,566
                                                                       -----------    -----------
PROPERTY AND EQUIPMENT, at cost
     Leasehold interest in building                                      1,000,000      1,000,000
     Equipment                                                             505,671        495,581
     Furniture and fixtures                                                447,670        447,670
                                                                       -----------    -----------
                                                                         1,953,341      1,943,251
     Less accumulated depreciation                                       1,141,700        993,680
                                                                       -----------    -----------
                                                                           811,641        949,571
                                                                       -----------    -----------
INTANGIBLES
     Cost in excess of net assets acquired, net of amortization            419,364        431,418
     Investment in unconsolidated subsidiary                                21,555         42,397
                                                                       -----------    -----------
                                                                           440,919        473,815
                                                                       -----------    -----------

                                                                       $ 1,802,221    $ 1,740,952
                                                                       ===========    ===========
                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Notes payable                                                     $   450,000    $   450,000
     Current maturities of capitalized lease obligations                   200,000        200,127
     Excess of outstanding checks over bank balance                           --             --
     Due to related parties                                                152,983         18,683
     Accounts payable                                                      919,919        931,141
     Deferred revenue                                                    1,545,361      1,090,501
     Accrued compensation                                                  170,000        236,100
     Accrued expenses                                                      408,794        340,753
                                                                       -----------    -----------
            Total current liabilities                                    3,847,057      3,267,305
                                                                       -----------    -----------

LONG-TERM CAPITALIZED LEASE OBLIGATIONS                                    272,642        376,362
                                                                       -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, par value $.001 per share; authorized
       200,000,000 shares; issued and outstanding  9,886,641 shares;         9,887          9,887
     Additional paid in capital                                          4,573,905      4,573,905
     Accumulated deficit                                                (6,901,270)    (6,486,507)
                                                                       -----------    -----------
                                                                        (2,317,478)    (1,902,715)
                                                                       -----------    -----------

                                                                       $ 1,802,221    $ 1,740,952
                                                                       ===========    ===========


                See Notes to Consolidated Financial Statements.

               CENTURY PARK PICTURES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three-Month and Six-Month Periods Ended March 31, 1997 and 1996
                                   (Unaudited)


                                                                  Three-Month Periods            Six-Month Periods
                                                                   1997          1996           1997            1996
                                                               -----------    -----------    -----------    -----------
Revenues
     Admissions revenue                                        $   937,088    $ 1,133,488    $ 2,049,033    $ 2,190,993
                                                               -----------    -----------    -----------    -----------

     Food, beverage and merchandise sales                          796,919        999,325      1,850,075      2,088,533
     Cost of Food, beverage and merchandise sales                  237,625        288,254        539,824        600,810
                                                               -----------    -----------    -----------    -----------
         Gross profit                                              559,294        711,071      1,310,251      1,487,723
                                                               -----------    -----------    -----------    -----------

         Net revenues                                            1,496,382      1,844,559      3,359,284      3,678,716
                                                               -----------    -----------    -----------    -----------

Operating Costs and Expenses
     Operating costs                                             1,495,624      1,666,984      3,139,529      3,365,418
     General and administration                                    247,095        302,694        525,565        623,371
                                                               -----------    -----------    -----------    -----------
         Total operating costs and expenses                      1,742,719      1,969,678      3,665,094      3,988,789
                                                               -----------    -----------    -----------    -----------

         Operating  loss                                          (246,337)      (125,119)      (305,810)      (310,073)

Other, primarily interest expense                                  (31,958)       (29,206)       (87,109)       (65,817)
                                                               -----------    -----------    -----------    -----------
         Loss before equity in income (loss) of WBPI
           and income taxes                                       (278,295)      (154,325)      (392,919)      (375,890)

Equity in income (loss) of WBPI                                    (10,421)        (2,264)       (20,842)         4,533
                                                               -----------    -----------    -----------    -----------

         Loss before minority interest in loss of subsidiary      (288,716)      (156,589)      (413,761)      (371,357)

Income taxes                                                           501            501          1,002          1,002
                                                               -----------    -----------    -----------    -----------

         Net loss                                              $  (289,217)   $  (157,090)   $  (414,763)   $  (372,359)
                                                               ===========    ===========    ===========    ===========

         Net loss per share of common stock                    $     (0.03)   $     (0.02)   $     (0.04)   $     (0.04)
                                                               ===========    ===========    ===========    ===========

         Weighted average number of common shares                9,886,641      9,886,641      9,886,641      9,325,191
                                                               ===========    ===========    ===========    ===========


                See Notes to Consolidated Financial Statements.

               CENTURY PARK PICTURES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Six-Month Periods Ended March 31, 1997 and 1996
                                   (Unaudited)


                                                                 1997         1996
                                                              ---------    ---------
CASH FLOWS FROM  OPERATING ACTIVITIES
     Net loss                                                 $(414,763)   $(372,359)
     Adjustments to reconcile net loss to cash
      provided by operating activities:
         Depreciation and amortization                          180,916      160,969
         Equity in (income) loss of WBPI                         20,842       (4,533)
         Change in assets and liabilities:
         (Increase) decrease in-
           Accounts receivable                                  (36,424)     (49,820)
           Inventories                                            4,391         (785)
           Deferred show costs                                 (120,203)    (118,563)
           Prepaid expenses                                     (55,651)    (301,428)
         Increase (Decrease) in-
           Accounts payable and accrued expenses                104,177      (65,650)
           Deferred revenue                                     454,860      569,901
                                                              ---------    ---------

               Net cash from (used in) operating activities     138,145     (182,268)
                                                              ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Cash paid for preacquisition costs                            --        (37,484)
     Increase in due from related parties                         1,918       53,358
     Purchase of property and equipment                         (10,090)     (29,811)
                                                              ---------    ---------

               Net cash from (used in) investing activities      (8,172)     (13,937)
                                                              ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from sale of common stock                        --        312,424
     Increase (decrease) in notes payable                          --           --
     Increase (decrease) in due to/from related parties            --           --
     Reduction of long-term capitalized lease obligations      (103,847)     (89,828)
                                                              ---------    ---------

               Net cash from (used in) financing activities    (103,847)     222,596
                                                              ---------    ---------

               Net decrease in cash                              26,126       26,391

               Cash, beginning of period                         29,200       32,078
                                                              ---------    ---------

               Cash (deficit), end of period                  $  55,326    $  58,469
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