Form 10-Q
period 1997-06-30
CENTURY PARK PICTURES CORP
filed 1998-02-04
CIK 728387

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549



                                QUARTERLY REPORT

              Pursuant to Section 13 or 15(d) of the Securities and
                              Exchange Act of 1934


                         For Quarter ended June 30, 1997


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

As at June 30, 1997, 9,886,641 common shares, $.001 par value, were outstanding.

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     This information is included following "Index to Consolidated Financial Statements".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                   OPERATIONS

Period Ended June 30, 1997 compared to Period Ended June 30, 1996.

Admissions revenues for the quarter ended June 30, 1997, all of which were generated by the Company's wholly owned subsidiary International Theatres Corporation (ITC), were $1,129,799. Admissions revenues for the quarter ended June 30, 1996 were $1,301,638, of which approximately $1,061,000 were generated by ITC and approximately $240,600 by the Company's wholly owned subsidiary, Minnesota Arena Football, Inc. (The Pike). The approximate $69,000 increase in ITC's current period admissions revenues was primarily attributable to increased ticket prices, offset in part by decreased attendance and increased promotional and discounted tickets.

ITC's food, beverage and merchandise sales were $945,377 for the quarter ended June 30, 1997, compared to $959,900 for the comparable prior year period, and their related cost of sales were $277,527 and $277,713, respectively. The approximate $15,000 decrease in current period sales was due primarily to decreased attendance offset in part by increased prices. The cost of sales, as a percent of food, beverage and merchandise sales, was comparable for both periods.

Operating expenses for the quarter ended June 30, 1997, all of which were generated by ITC, were $1,474,811. Operating expenses for the quarter ended June 30, 1996 were $2,565,762, of which approximately $1,540,000 were generated by ITC and approximately $1,026,000 by The Pike. The approximate $65,000 decrease in ITC's operating expenses was primarily due to decreased attendance and play mounting costs and cost containment actions taken by management.

General and administrative expenses were $289,309 for the quarter ended June 30, 1997, compared to $367,854 for the comparable prior year period. The approximate decrease of $79,000 in general and administrative expenses was primarily due to closing The Pike's operations in fiscal year 1996 and to reduced expenditures relative to potential acquisitions and to cost containment actions taken by management.

                        LIQUIDITY AND SOURCES OF CAPITAL

Cash from (used in) operating activities for the nine-month period ended June 30, 1997, was $159,849 compared to $(655,216) for the comparable prior year period. The primary source of cash from operating activities was deferred revenue resulting from prepayments by ITC's customers, which represent gift certificates and tickets paid for in advance. Cash provided from (used in) investing activities for the nine-month period ended June 30, 1997, was $(18,607), which was primarily comprised of purchases of equipment of $20,525. Cash from (used in) financing activities for the nine-month period ended June 30, 1997, was $(151,114), which was comprised of reductions of notes payable and long-term capitalized lease obligations.

At June 30, 1997, the Company had a working capital deficit of ($3,286,593) and cash of $19,328. The working capital deficit at June 30, 1997, was primarily comprised of notes payable of $400,000, accounts payable and accrued expenses of $1,443,242, and deferred revenues of $1,427,118. Approximately $330,000 of the accounts payable and accrued expenses relate to The Pike. Management believes that a significant portion of these obligations would be discharged upon liquidation as discussed below. The deferred revenues relate to advance ticket sales for ITC's operations. Management believes the incremental cost that ITC will incur to realize these deferred revenues will be offset by the gross profit from food, beverage and merchandise sales to such customers.

The Company intends to continue to seek out potential acquisitions. It is probable that any significant acquisitions would require long-term financing. However, there are no assurances that the Company will complete any acquisitions or that it will obtain financing under terms acceptable to the Company.

The Company had no material commitments for capital expenditures as of June 30, 1997 and capital expenditures for the remainder of fiscal 1997 are expected to be immaterial.

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


1.       Consolidated Balance Sheets                               F-1

2.       Consolidated Statements of Operations                     F-2

3.       Consolidated Statements of Cash Flows                     F-3

4.       Notes to Consolidated Financial Statements                F-4

               CENTURY PARK PICTURES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      June 30, 1997 and September 30, 1996
                                   (Unaudited)


                                ASSETS                                     June 30,    September 30,
                                                                             1997           1996
                                                                         -----------    -----------
CURRENT ASSETS
     Cash                                                                $    19,328    $    29,200
     Accounts receivable                                                     206,991        158,496
     Inventories                                                              32,323         49,206
     Deferred show costs                                                      68,630          4,025
     Due from related parties                                                   --            1,918
     Prepaid expenses                                                        118,289         74,721
                                                                         -----------    -----------
          Total current assets                                               445,561        317,566
                                                                         -----------    -----------

PROPERTY AND EQUIPMENT, at cost
     Leasehold interest in building                                        1,000,000      1,000,000
     Equipment                                                               516,106        495,581
     Furniture and fixtures                                                  447,670        447,670
                                                                         -----------    -----------
                                                                           1,963,776      1,943,251
     Less accumulated depreciation                                         1,215,710        993,680
                                                                         -----------    -----------
                                                                             748,066        949,571
                                                                         -----------    -----------
INTANGIBLES
     Cost in excess of net assets acquired, net of amortization              413,337        431,418
     Investment in unconsolidated subsidiary                                  11,134         42,397
                                                                         -----------    -----------
                                                                             424,471        473,815
                                                                         -----------    -----------

                                                                         $ 1,618,098    $ 1,740,952
                                                                         ===========    ===========
             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Notes payable                                                       $   450,000    $   450,000
     Current maturities of capitalized lease obligations                     200,000        200,127
     Excess of outstanding checks over bank balance                             --             --
     Due to related parties                                                  211,794         18,683
     Accounts payable                                                        849,015        931,141
     Deferred revenue                                                      1,427,118      1,090,501
     Accrued compensation                                                    203,750        236,100
     Accrued expenses                                                        390,477        340,753
                                                                         -----------    -----------
            Total current liabilities                                      3,732,154      3,267,305
                                                                         -----------    -----------

LONG-TERM CAPITALIZED LEASE OBLIGATIONS                                      225,375        376,362
                                                                         -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, par value $.001 per share; authorized
         200,000,000 shares; issued and outstanding  9,886,641 shares;         9,887          9,887
     Additional paid in capital                                            4,573,905      4,573,905
     Accumulated deficit                                                  (6,923,223)    (6,486,507)
                                                                         -----------    -----------
                                                                          (2,339,431)    (1,902,715)
                                                                         -----------    -----------

                                                                         $ 1,618,098    $ 1,740,952
                                                                         ===========    ===========



                See Notes to Consolidated Financial Statements.

               CENTURY PARK PICTURES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three-Month and Nine-Month Periods Ended June 30, 1997 and 1996
                                   (Unaudited)


                                                                 Three-Month Periods           Nine-Month Periods
                                                                 1997           1996           1997           1996
                                                              -----------    -----------    -----------    -----------
Revenues
     Admissions revenue                                       $ 1,129,799    $ 1,301,638    $ 3,178,832    $ 3,492,631
                                                              -----------    -----------    -----------    -----------

     Food, beverage and merchandise sales                         945,377        959,900      2,795,452      3,048,433
     Cost of Food, beverage and merchandise sales                 277,527        277,713        817,351        878,523
                                                              -----------    -----------    -----------    -----------
        Gross profit                                              667,850        682,187      1,978,101      2,169,910
                                                              -----------    -----------    -----------    -----------

        Net revenues                                            1,797,649      1,983,825      5,156,933      5,662,541
                                                              -----------    -----------    -----------    -----------

Operating Costs and Expenses
     Operating costs                                            1,474,811      2,565,762      4,614,340      5,931,180
     General and administration                                   289,309        367,854        814,874        991,225
                                                              -----------    -----------    -----------    -----------
        Total operating costs and expenses                      1,764,120      2,933,616      5,429,214      6,922,405
                                                              -----------    -----------    -----------    -----------

        Operating  loss                                            33,529       (949,791)      (272,281)    (1,259,864)

Other, primarily interest expense                                 (44,560)       (24,439)      (131,669)       (90,256)
                                                              -----------    -----------    -----------    -----------
        Loss before equity in income (loss) of WBPI
          and income taxes                                        (11,031)      (974,230)      (403,950)    (1,350,120)

Equity in income (loss) of WBPI                                   (10,421)         6,204        (31,263)        10,737
                                                              -----------    -----------    -----------    -----------

        Loss before minority interest in loss of subsidiary       (21,452)      (968,026)      (435,213)    (1,339,383)

Income taxes                                                          501            501          1,503          1,503
                                                              -----------    -----------    -----------    -----------

        Net loss                                              $   (21,953)   $  (968,527)   $  (436,716)   $(1,340,886)
                                                              ===========    ===========    ===========    ===========

        Net loss per share of common stock                    $     (0.00)   $     (0.10)   $     (0.04)   $     (0.14)
                                                              ===========    ===========    ===========    ===========

        Weighted average number of common shares                9,886,641      9,886,641      9,886,641      9,510,283
                                                              ===========    ===========    ===========    ===========


                See Notes to Consolidated Financial Statements.

               CENTURY PARK PICTURES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine-Month Periods Ended June 30, 1997 and 1996
                                   (Unaudited)


                                                                 1997           1996
                                                              -----------    -----------
CASH FLOWS FROM  OPERATING ACTIVITIES
     Net loss                                                 $  (436,716)   $(1,340,886)
     Adjustments to reconcile net loss to cash
      provided by operating activities:
         Depreciation and amortization                            271,374        277,163
         Equity in (income) loss of WBPI                           31,263        (10,737)
         Change in assets and liabilities:
         (Increase) decrease in-
           Accounts receivable                                    (48,495)      (109,706)
           Inventories                                             16,883         (7,183)
           Deferred show costs                                    (64,605)       (35,369)
           Prepaid expenses                                       (43,568)      (177,666)
         Increase (Decrease) in-
           Accounts payable and accrued expenses                   97,096        317,712
           Deferred revenue                                       336,617        431,456
                                                              -----------    -----------

               Net cash from (used in) operating activities       159,849       (655,216)
                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Cash paid for preacquisition costs                              --             --
     Increase in due from related parties                           1,918         53,358
     Purchase of property and equipment                           (20,525)       (34,776)
                                                              -----------    -----------

               Net cash from (used in) investing activities       (18,607)        18,582
                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from sale of common stock                          --          312,424
     Increase (decrease) in notes payable                            --          400,000
     Increase (decrease) in due to/from related parties              --             --
     Reduction of long-term capitalized lease obligations        (151,114)      (130,714)
                                                              -----------    -----------

               Net cash from (used in) financing activities      (151,114)       581,710
                                                              -----------    -----------

               Net decrease in cash                                (9,872)       (54,924)

               Cash, beginning of period                           29,200         32,078
                                                              -----------    -----------

               Cash (deficit), end of period                  $    19,328    $   (22,846)
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