Form 10-K
period 1997-09-30
CENTURY PARK PICTURES CORP
filed 1998-08-06
CIK 728387

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  ANNUAL REPORT

                     Pursuant to Section 13 or 15(d) of the
                        Securities & Exchange Act of 1934

                    For fiscal year ended September 30, 1997

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

                          COMMON STOCK par value $.001

Registrant has (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the 12 months next preceding September 30, 1997 and (2) has been subject to such filing requirements for the ninety
(90) days preceding September 30, 1997.

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of December 31, 1997, 9,886,641 common shares were outstanding. The aggregate market value of the common shares (based upon only limited and sporadic quotations not to exceed $1/10) of the Registrant held by non-affiliates was $816,815.

                                     PART I

         ITEM 1. BUSINESS

         (a) GENERAL DESCRIPTION OF BUSINESS

The Company develops, produces and markets various entertainment properties for the motion picture, pay/cable and commercial television markets and, until September 1995 through its then 50.1% owned subsidiary, Willy Bietak Productions, Inc. ("WBPI"), produced and operated small touring ice shows and theme shows appearing in theatres, casinos, and major amusement parks and arenas. On September 29, 1995, in consideration of guarantees of certain bank debt of WBPI, provided WBPI by its minority shareholder, the Company transferred 65,900 of its shares of WBPI common stock to such minority shareholder, thereby reducing the Company's interest to 30%. The Company's wholly-owned subsidiary, International Theatres Corporation ("ITC") operates the Chanhassen Dinner Theatre in Chanhassen, Minnesota which the Company acquired in 1993.

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

         (c) ACCOUNTANTS OPINION

The Company's independent auditors issued their opinion on the Company's financial statements for the year ended September 30, 1997, which included an explanatory paragraph as to substantial doubt about the Company's ability to continue as a going concern. This doubt was raised primarily due to recurring losses from operations and due to the Company's working capital deficit of $2,998,840 at September 30, 1997.

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

         The Chanhassen Dinner Theatre's four theaters play to approximately 180,000 customers annually and have played to over 6 million customers since its inception. Each theater usually performs eight shows per week. The main theater, which seats 576 people for dinner and theater, typically offers a musical show, such as "Brigadoon". The other theaters seat 250, 130, and 125 people respectively, and offer a variety of popular plays, such as "Nunsence", "Mass Appeal", "On Golden Pond", and "Sleuth". The facilities also include cocktail lounges, private banquet areas and a ballroom. The Chanhassen Dinner Theatre employs approximately 250 full-time employees, including 50 actors and musicians.

         Ticket prices, generally include dinner and a show, and vary from theatre to theatre. An in-house production staff produces each show, including the development of all costumes and scenery. The Chanhassen Dinner Theatre is open all year.

         (ii) Motion Pictures, Pay/Cable, and Television

         In producing entertainment properties for motion picture, pay/cable and commercial television, the Company has limited its costs to those incurred prior to the commencement of principal photography. It has been the Company's intention to produce or co-produce and arrange for the distribution of primarily feature length motion pictures with production financing derived from third party sources. The Company has reported no revenues from motion pictures, pay/cable and television during 1995, 1996 and 1997. At September 30, 1997, the Company had two (2) properties in various stages of production and development of which one (1) was substantially completed. All such properties have been charged to expenses.

         The profits of an enterprise involved in the entertainment industry generally and, particularly, the motion picture, television and music industries are greatly dependent upon the audience appeal of each creative product, compared with the cost of such product's purchase, development, production and distribution. Competition is intense both within the motion picture and television industry and other entertainment media. The Company is in competition with major film studios, as well as with numerous "independent" motion picture and television production companies for the acquisition of artistic properties, and the services of creative and technical personnel.

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

         ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings that involve primary claims for damages in excess of 10 percent of current assets of the Company.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                                     PART II

         ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

         a. Price Range of Common Stock

         The following table shows the range of the closing bid prices for the Common Stock in the over-the-counter market for the fiscal years ended September 30, 1997 and 1996. Since the first quarter 1996 there is no established public trading market for the

Company's common shares. There were only limited or sporadic quotations and none exceed $.10.

         Fiscal Years 1996 and 1997         Bid Prices

                                         High        Low
                                         ----        ---

         See above explanation

         b. Number of equity security holders' accounts at December 31, 1997:

                                       509

         c. Dividends:

         The Registrant has never paid any cash dividends on its Common Stock and does not plan to pay any cash dividends in the foreseeable future.

         ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                   1997            1996            1995            1994           1993(a)
                                  ------          ------          ------          ------         ---------
Revenues                       $ 4,453,624     $ 4,685,617     $ 4,151,314     $ 3,631,077     $   963,862
Net Income (Loss)                 (426,078)     (2,151,984)       (939,169)       (437,594)       (466,047)
Net Income (Loss)
  per Share                           (.04)           (.22)           (.11)           (.05)           (.07)
Weighted Average
  Number of
  Common Shares                  9,751,594       9,751,594       8,636,952       8,636,952       6,437,917
Total Assets                     1,311,966       1,740,952       1,963,738       2,876,727       3,013,572
Long Term Debt                     161,537         376,362         562,187         722,924         861,961
(excluding current portion)
Stockholders'
  Equity (Deficit)              (2,071,627)     (1,902,715)       (643,455)        295,714         733,308


(a)      The Company acquired ITC on July 29, 1993.

         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

                                   OPERATIONS

          Year Ended September 30, 1997 compared to September 30, 1996

Admissions revenues attributable to the operations of ITC were $4,414,412 for the year ended September 30, 1997 compared to $4,259,578 for the comparable prior year period. The increase in revenues was primarily attributed to increased ticket prices, strategic use of discounts, offset and a shift in attendance from the smaller theatres to the main theatres. Admissions revenue attributable to the operation of PIKE was $291,579 for the year ended September 30, 1996, its only year of operation.

Food, beverage and merchandise sales attributable to the operation of ITC were $3,394,836 for the year ended September 30, 1997 compared to $3,551,805 for the comparable prior year period. The decrease was primarily due to a decrease in attendance. The cost of food, beverage and merchandise were $1,085,101 for the year ended September 30, 1997 compared to $1,110,131 for the comparable prior year period. Such costs as a percent of related sales were 32.0% and 31.32% for 1997 and 1996, respectively. The slight decrease in gross margin of food, beverage and merchandise sales was due primarily to increased costs of food and beverages. Food, beverage and merchandise sales attributed to the operations of PIKE were $20,767 for the year ended September 30, 1996.

Operating Costs attributable to the operations of ITC were $5,598,720 for the year ended September 30, 1997 compared to $5,797,235 for the comparable prior year period. The decrease in operating costs was primarily attributable to a combination of fewer theatres in year round operation and decreased attendance which effects labor and direct operating costs. Operating costs attributable to the operation of PIKE were $555,216 for the year ended September 30, 1996, its only year of operation.

General and administrative expenses attributable to the operations of ITC were $809,527 for the year ended September 30, 1997 compared to $791,433 for the comparable prior year. The increase in operating expenses was primarily due to inflationary increases in certain administrative costs. General and administrative expenses attributable to the operation of PIKE were $71,655 for the year ended September 30, 1997 compared to $1,311,533 for the comparable year, its only year of operation. General and administrative expenses attributed to CPPC were $226,196 for the year ended September 30, 1997 compared to $485,598 for the comparable prior year period. The decrease was primarily due to cost containment efforts.

Interest expense was $164,976 for the year ended September 30, 1997 compared to $113,430 for the comparable prior year period. Substantially all of the interest expense is related to ITC's capitalized leasehold interest in building. The increase in interest is due to funds borrowed by the Company and lent to PIKE.Equity in net income (loss) of WBPI was ($41,688) for the year ended September 30, 1997 compared to $42,397 for the comparable prior year period. The company's equity interest is 30%. See Note 4 to Consolidated Financial Statements for condensed financial information of WBPI.

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

Food, beverage and merchandise sales attributable to the operation of ITC were $3,551,805 for the year ended September 30, 1996 compared to $3,665,635 for the comparable prior year period. The decrease was due to a decrease in attendance, offset by increased merchandise sales due to the opening of a gift shop and slight increases in prices. The cost of food, beverage and merchandise were $1,110,131 for the year ended September 30, 1996 compared to $1,151,073 for the comparable prior year period. Such costs as a percent of related sales were 31.3% and 31.4% for 1996 and 1995, respectively. The slight improvement in gross margin of food, beverage and merchandise sales were due primarily to increased prices and use of contract pricing for the purchase of major food products. Food, beverage and merchandise sales attributed to the operations of PIKE were $20,767 for the year ended September 30, 1996.

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


                        LIQUIDITY AND SOURCES OF CAPITAL

Cash provided (used) by operating activities for the year ended September 30, 1997 was $(11,714) compared to $(1,083,134) in the comparable prior year period. Cash used by investing activities was ($25,023) for the year ended September 30, 1997, which was comprised of purchases of property and equipment. Cash provided by financing activities was $38,357 for the year ended September 30, 1997, which was comprised of advances from officers of $238,483, offset in part by payment on long-term capitalized leases.

At September 30, 1997, the Company had cash totaling $30,820 and a working capital deficit of $2,998,840. The working capital deficit was comprised primarily of notes payable of $450,000 accounts payable of $864,353 and deferred revenues of $1,074,006. The deferred revenues consist primarily of advance ticket sales of ITC's operations. Management believes the incremental cost that ITC will incur to realize the revenues attributable to the customers that have purchased tickets in advance will be offset by the gross profit from food, beverage and merchandise sales to such customers.

Management intends to continue to restrict expenditures with respect to the future development of entertainment properties and to market its completed properties. The Company has two completed properties. The costs of development have been written off. Accordingly, the Company will incur little, if any, costs of marketing. Management believes these actions may contribute to the Company's liquidity. The Company had no material commitments for capital expenditures as of September 30, 1997 and capital expenditures for fiscal 1998 are expected to be immaterial.

The Company intends to continue to seek out potential acquisitions, primarily but not necessarily limited to, television stations. The Company continues to investigate multi-station acquisitions. However, potential acquisitions are in the early stages of investigations. The Company intends to finance any acquisitions with senior bank financing of approximately 60%, and the remainder with a combination of other debt and equity instruments. There are no assurances that the Company will successfully identify these or any other potential acquisitions or that, if identified, it will obtain financing under terms acceptable to the Company. Management presently does not consider an acquisition or a merger of the Company a viable alternative. Management prefers to be independent.

During 1996, the Company acquired a leasehold interest in an arena football franchise, which operated during 1996 as the PIKE from the Company's CEO, with no consideration paid to the CEO. The leasehold interest contained an option to purchase the franchise.

The arena football franchise failed to generate the anticipated cash flow. Although, the Company raised additional financing from outside sources of approximately $400,000, due to inadequate cash flow and insufficient funds, the Company did not exercise its option to purchase the Franchise. Consequently, the operations of the PIKE were discontinued prior to September 30, 1996. Such financing was due in December, 1996, and is secured by the common stock of Minnesota Arena Football, Inc. Management anticipates the majority of the financing will be converted into the Company's common stock. Management attempted to sell the Company's interest in the PIKE, but was unsuccessful. There are no assurances that the financing will be converted into the Company's common stock. Management is uncertain as to the alternate resolution of the liabilities of the PIKE. Management continues to evaluate the best course of action which may involve a bankruptcy filing of the PIKE.

Management caused several of ITC's costs to be reduced or eliminated for fiscal 1997. ITC's operating budget for fiscal 1998 projects net income. Management plans to continue to closely monitor the operations of ITC, taking quick action to control costs and cause expenses to be reduced, should actual revenues not meet budgeted revenues. Additionally, management believes that advance ticket sales and advance bookings are indicative that the second quarter's results should approximate budget. Although ITC's operations are continuous throughout the year, ITC has historically generated profits during the first two fiscal quarters and has incurred losses during the third and fourth fiscal quarters. Management anticipates that ITC's results for the first and second fiscal quarters will provide sufficient funds to sustain their operations for the remainder of fiscal 1998. However, there is no assurance that ITC will produce net income for fiscal year 1998.

The Company's independent auditors issued their opinion on the Company's financial statements for the year ended September 30, 1997, which included an explanatory paragraph as to substantial doubt about the Company's ability to continue as a going concern. This doubt was raised primarily due to recurring losses from operations and due to the Company's working capital deficit of $2,998,840 at September 30, 1997.

Management believes its current cash position, including proceeds from possible exercise of stock warrants, is sufficient to sustain its operations for fiscal 1998, and to fund the cost relative to investigating potential acquisitions. Management also believes ITC will operate profitably and that ITC will provide sufficient funds to satisfy its working capital requirements for fiscal 1998. However, there can be no assurance that anticipated cash flow from ITC's operations will be achieved.

If ITC fails to generate sufficient cash flow, the Company may be unable to continue as a going concern without raising additional funds from outside sources. Management is uncertain as to the likelihood of raising additional funds.

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

No impairment was recognized during the year ended September 30, 1997.


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

         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      NONE

                                    PART III

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AT SEPTEMBER 30, 1997

                                                            Director/
                                                            Officer
Name                    Office Held                         Since            Age
----                    -----------                         -----            ---

Philip Rogers           President, Director                 1983             63
Thomas K. Scallen       Chief Executive Officer,
                        Director                            1983             72
Ronald L. Leckelt       Chief Financial Officer             1992             45
Bruce Lansbury          Director                            1983             67
Willy Bietak            Director                            1992             50


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

Mr. Leckelt was elected Chief Financial Officer of the Company in June 1992. Mr. Leckelt does not currently devote full time to the Company. Mr. Leckelt also practices public accounting with the firm of Sharp & Leckelt, Certified Public Accountants.

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

         ITEM 11. EXECUTIVE COMPENSATION

Officer Compensation

                                             Cash and Cash Equivalent   Aggregate
      Name             Capacity      Year    Paid or Accrued Salaries   Remuneration
      ----             --------      ----    ------------------------   ------------
Philip Rogers          President     1997    $  -0-                     $   -0-
                                     1996    $  -0-                     $   -0-
                                     1995    $  -0-                     $   -0-

Thomas K. Scallen      CEO           1997    $135,000                   $135,000
                                     1996    $135,000                   $135,000
                                     1995    $135,000                   $135,000

Ronald L. Leckelt      CFO           1997    $ 60,000                   $ 60,000
                                     1996    $ 60,000                   $ 60,000
                                     1995    $ 60,000                   $ 60,000

All Officers as a
  Group
 (4 in number)                       1997    $195,000                   $195,000
                                     1996    $195,000                   $195,000
                                     1995    $195,000                   $195,000


Director Compensation

The Directors have not received any cash compensation. Directors, other than Messrs. Scallen and Rogers, each received 2 year options to purchase 10,000 shares of the Company's common stock at $1.50 per share in 1993. These options expired September 30, 1996.

         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as at September 30, 1997, the information with respect to common stock ownership of each person known to the Company to own beneficially more than five percent (5%) of the shares of the Company's common stock and all Directors and Officers as a group.

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

         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the years ended September 30, 1997 and 1996, the Company's chief executive officer (CEO) provided short-term advances of $257,166 and $580,300, respectively to the Company. These amounts are required to be reported as additional paid in capital in the accompanying financial statements. The advances contain specific repayment provisions and when repayments occur, there will be a reduction of additional paid in capital. The advances are secured by the Company's shares of stock in ITC.

At September 30, 1995, the Company had advances to the Company's CEO totaling $48,150. Subsequent to September 30, 1995, the advances of $48,150 were repaid by the Company's CEO. At September 30, 1997 and 1996 there were no advances to the Company's CEO. For the year ended September 30, 1995, the Company did not charge interest on these advances.

During the year ended September 30, 1995, the Company paid the Company's CEO $24,000 rent for the use of a condominium in Los Angeles. No rent was paid during the years ended September 30, 1997 and 1996.

As of September 30, 1997 and 1996, the Company owed the Company's CEO $152,500 and $77,500 respectively for cumulative accrued salary. These amounts are included in accrued expenses on the accompanying balance sheets.

As of September 30, 1997 and 1996, the Company owed the Company's CFO $75,000 and $15,000 respectively for cumulative accrued salary. These amounts are included in accrued expenses on the accompanying balance sheets.

As of September 30, 1996, the Company owed a company owned by the Company's CEO $18,683 for contracted services and cash advances. The Company's CEO sold this company during the fiscal year ended September 30, 1997, and this amount is now owed to the Company's CEO.

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

(22.ii) Registrant is the sole shareholder of Minnesota Arena Football, Inc., a Minnesota corporation ("MAF"). MAF did business under the trade name Minnesota Fighting Pike until 1996.

(25) Manually signed copies of powers of attorney for members of the Board of Directors.

(27)     Financial Data Schedule.

                CENTURY PARK PICTURES CORPORATION AND SUBSIDIARY

           CONSOLIDATED FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES
                     INCLUDED IN ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

                                      INDEX

Page numbers refer to pages in the attached Consolidated Financial Statements:

                                                                          Page
                                                                          ----

Independent Auditor's Report.............................................. F-1

Consolidated Balance Sheets - September 30, 1997
  and September 30, 1996.................................................. F-2

Consolidated Statements of Operations -
  Years ended September 30, 1997, 1996, and 1995.......................... F-3

Consolidated Statement of Changes in Common
  Stockholders' Equity - Years Ended
  September 30, 1997, 1996, and 1995...................................... F-4

Consolidated Statements of Cash Flows -
  Years ended September 30, 1997, 1996, and 1995.......................... F-5

Notes to Consolidated Financial Statements................................ F-6

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 23rd day of February, 1998.

                                        CENTURY PARK PICTURES CORPORATION


                                        By:  s/ Thomas K. Scallen
                                            ---------------------------------
                                            Thomas K. Scallen
                                            Chief Executive Officer

                                            and

                                        By:  s/ Ronald L. Leckelt
                                            ---------------------------------
                                            Ronald L. Leckelt
                                            Chief Financial Officer

Pursuant to the Requirements of the Securities Exchange Act of 1934, this Report has been signed on behalf of the Registrant and in capacities and on the dates indicated.


*
s/ Philip Rogers                                  February 23, 1998
----------------------------------
Philip Rogers
  President & Director


s/ Thomas K. Scallen                              February 23, 1998
----------------------------------
Thomas K. Scallen
Chief Executive Officer & Director


*
s/ Bruce Lansbury                                 February 23, 1998
----------------------------------
Bruce Lansbury       Director


*
s/ Willy Bietak                                   February 23, 1998
----------------------------------
Willy Bietak         Director


         * Signed pursuant to Power of Attorney
              (SEE EXHIBIT 25 HERETO)

                        CENTURY PARK PICTURES CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995

                        CENTURY PARK PICTURES CORPORATION
                 YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995

                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page

Independent auditors' report                                                  1

Financial statements:

   Consolidated balance sheets                                                2

   Consolidated statements of operations                                      3

   Consolidated statements of changes in stockholders' equity                 4

   Consolidated statements of cash flows                                      5

   Notes to consolidated financial statements                               6-15

BPK&Z   BLANSKI PETER KRONLAGE & ZOCH, P.A. [LETTERHEAD]
        CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS



BOARD OF DIRECTORS AND STOCKHOLDERS
CENTURY PARK PICTURES CORPORATION
MINNEAPOLIS, MINNESOTA

                          Independent Auditors' Report

We have audited the accompanying consolidated balance sheet of CENTURY PARK PICTURES CORPORATION as of September 30, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of CENTURY PARK PICTURES CORPORATION as of September 30, 1995, were audited by other auditors whose report dated November 6, 1995, on those statements included an explanatory paragraph that described substantial doubt about the Company's ability to continue as a going concern discussed in
Note 11 to the financial statements.

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

In our opinion, the 1997 and 1996 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CENTURY PARK PICTURES CORPORATION as of September 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


                                /s/ BLANSKI PETER KRONLAGE & ZOCH, P.A.

November 15, 1997

                      [McGladrey & Pullen, LLP Letterhead]
                  Certified Public Accountants and Consultants


                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Century Park Pictures Corporation
  and Subsidiary
Minneapolis, Minnesota

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit), and cash flows for Century Park Pictures Corporation and Subsidiary for the year ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above for Century Park Pictures Corporation and Subsidiary present fairly, in all material respects, the results of their operations and their cash flows for the year ended September 30, 1995, in conformity with generally accepted accounting principles.

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


                                       /s/ McGladrey & Pullen, LLP
                                       McGLADREY & PULLEN, LLP

Minneapolis, Minnesota
November 6, 1995

                        CENTURY PARK PICTURES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 1997 AND 1996

                                     ASSETS

                                                                 1997           1996
                                                              ----------    ----------
CURRENT ASSETS:
   Cash                                                       $   30,820    $   29,200
   Accounts receivable                                            45,675       158,496
   Inventories                                                    42,256        49,206
   Deferred show costs                                            21,717         4,025
   Due from unconsolidated subsidiary                              1,918         1,918
   Prepaid expenses:
      Royalties                                                   12,460        15,400
      Supplies                                                    31,657        29,172
      Other                                                       36,713        30,149
                                                              ----------    ----------

      Total current assets                                       223,216       317,566
                                                              ----------    ----------

PROPERTY, PLANT, AND EQUIPMENT:
   Leasehold interest in building                              1,000,000     1,000,000
   Equipment                                                     517,796       495,581
   Furniture and fixtures                                        450,478       447,670
                                                              ----------    ----------

                                                               1,968,274     1,943,251
                                                              ----------    ----------

   Less accumulated depreciation and amortization              1,291,285       993,680
                                                              ----------    ----------

                                                                 676,989       949,571
                                                              ----------    ----------
OTHER:
   Cost in excess of net assets of business acquired, less
      accumulated amortization                                   411,052       431,418
   Investment in unconsolidated subsidiary                           709        42,397
                                                              ----------    ----------

                                                                 411,761       473,815
                                                              ----------    ----------

                                                              $1,311,966    $1,740,952
                                                              ==========    ==========

                 See notes to consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                             1997            1996
                                                         -----------     -----------
CURRENT LIABILITIES:
   Notes payable                                         $   450,000     $   450,000
   Current maturities of capitalized lease obligation        214,826         200,127
   Due to related company                                                     18,683
   Accounts payable                                          864,353         931,141
   Deferred revenue                                        1,074,006       1,090,501
   Accrued expenses:
      Compensation                                           371,016         236,100
      Other                                                  247,855         340,753
                                                         -----------     -----------


       Total current liabilities                           3,222,056       3,267,305
                                                         -----------     -----------

LONG-TERM CAPITALIZED LEASE OBLIGATION                       161,537         376,362
                                                         -----------     -----------


COMMITMENTS AND CONTINGENCIES (NOTE 7 AND 11)


STOCKHOLDERS' DEFICIT:
   Common stock, $0.001 par; 200,000,000 shares
     authorized 9,886,641 and shares issued and
     outstanding                                               9,887           9,887
   Additional paid-in capital                              4,831,071       4,573,905
   Accumulated deficit                                    (6,912,585)     (6,486,507)
                                                         -----------     -----------

                                                          (2,071,627)     (1,902,715)
                                                         -----------     -----------

                                                         $ 1,311,966     $ 1,740,952
                                                         ===========     ===========

                        CENTURY PARK PICTURES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995

                                                         1997            1996            1995
                                                     -----------     -----------     -----------
REVENUES:
    Admission revenues                               $ 4,414,412     $ 4,551,157     $ 4,064,623
    Other                                                 39,212         134,460          86,691
                                                     -----------     -----------     -----------

      TOTAL REVENUES                                   4,453,624       4,685,617       4,151,314
                                                     -----------     -----------     -----------

    Food, beverage, and merchandise sales              3,394,836       3,572,572       3,665,635
    Cost of food, beverage, and merchandise sales      1,085,101       1,110,131       1,151,073
                                                     -----------     -----------     -----------

      GROSS PROFIT ON FOOD, BEVERAGE, AND
       MERCHANDISE SALES                               2,309,735       2,462,441       2,514,562
                                                     -----------     -----------     -----------

      NET REVENUES                                     6,763,359       7,148,058       6,665,876
                                                     -----------     -----------     -----------

Operating costs and expenses:
  Operating:
    Performers' compensation                           1,421,274       2,259,520       1,512,326
    Costs of costumes, sets, and props                   410,547         502,936         734,928
    Other production costs                             3,766,899       3,589,995       3,596,347
    Administration                                     1,107,378       2,588,564       1,243,295
    Depreciation and amortization                        317,971         316,738         406,922
                                                     -----------     -----------     -----------

                                                       7,024,069       9,257,753       7,493,818
                                                     -----------     -----------     -----------

      OPERATING LOSS                                    (260,710)     (2,109,695)       (827,942)

Nonoperating income (expense)
    Interest expense                                    (164,976)       (113,430)       (117,496)
    Other income                                          43,396          30,744          15,909
                                                     -----------     -----------     -----------

      LOSS BEFORE EQUITY IN NET INCOME (LOSS)
       OF UNCONSOLIDATED SUBSIDIARY AND
       INCOME TAXES                                     (382,290)     (2,192,381)       (929,529)

Equity in net income (loss) of unconsolidated
    subsidiary                                           (41,688)         42,397          (7,040)
                                                     -----------     -----------     -----------
      LOSS BEFORE INCOME TAXES                          (423,978)     (2,149,984)       (936,569)

Provision for federal and state income taxes               2,100           2,000           2,600
                                                     -----------     -----------     -----------
      NET LOSS                                       $  (426,078)    $(2,151,984)    $  (939,169)
                                                     ===========     ===========     ===========

Net loss per share of common stock                   $      (.04)    $      (.22)    $      (.11)
Weighted average number of common shares               9,751,594       9,751,594       8,636,952


                 See notes to consolidated financial statements.

                        CENTURY PARK PICTURES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995

                      INCREASE (DECREASE) IN CASH AND CASH
                                   EQUIVALENTS

                                                                     1997          1996            1995
                                                                  ---------     -----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                      $(426,078)    $(2,151,984)    $(939,169)
    Adjustments to reconcile net loss to net cash used in
     operating activities:
      Depreciation                                                  297,605         292,628       288,308
      Amortization                                                   20,366          24,110       119,111
      Loss on disposal of property and equipment                                        513         2,490
      Equity in net (income) loss of unconsolidated subsidiary       41,688         (42,397)        7,040
      (Increase) decrease in:
        Accounts receivable                                         112,821        (137,267)        1,130
        Inventories                                                   6,950          (7,867)        4,705
        Deferred shows costs                                        (17,692)         36,325        (8,888)
        Prepaid expenses                                             (6,109)          7,960        38,845
      Increase (decrease) in:
        Accounts payable and accrued expenses                       (24,770)        652,956        82,023
        Deferred revenue                                            (16,495)        241,889       (97,425)
                                                                  ---------     -----------     ---------

         NET CASH USED IN OPERATING ACTIVITIES                      (11,714)     (1,083,134)     (501,830)
                                                                  ---------     -----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property & equipment                               (25,023)        (41,245)      (44,678)
    Cash paid for preacquisition costs                                               35,708       (23,783)
    (Increase) decrease in due from unconsolidated subsidiary                        (1,918)       77,280
    Decrease in advances made to related parties                                                   56,347
                                                                  ---------     -----------     ---------

         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        (25,023)         (7,455)       65,166
                                                                  ---------     -----------     ---------



                                                                     1997          1996            1995
                                                                  ---------     -----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Excess of outstanding checks over bank balance                $             $  (122,659)    $ 122,659
    Net borrowing on short-term notes                                               450,000
    Payments on long-term capitalized lease                        (200,126)       (158,807)     (126,665)
    Increase in advances from related parties                                        26,453        45,588
    Advances from officer                                           238,483         580,300
    Net proceeds received on issurance of common stock                              312,424
                                                                  ---------     -----------     ---------

      Net cash provided by financing activites                       38,357       1,087,711        41,582
                                                                  ---------     -----------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  1,620          (2,878)     (395,082)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       29,200          32,078       427,160
                                                                  ---------     -----------     ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                          $  30,820     $    29,200     $  32,078
                                                                  =========     ===========     =========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid during the year for interest                        $ 100,359     $   103,982     $ 119,187
                                                                  =========     ===========     =========

    Cash paid during the year for income taxes                    $   2,100     $     2,000     $   2,600
                                                                  =========     ===========     =========


                        CENTURY PARK PICTURES CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995

                                     Common Stock Issued          Additional
                                   ------------------------         Paid-In     Accumulated
                                     Shares       Amount            Capital        Deficit            Total
                                   ----------  ------------     -------------  --------------    --------------
Balance, September 30, 1994         8,636,952  $      8,637     $   3,682,431  $   (3,395,354)   $      295,714
                                   ----------  ------------     -------------  --------------    --------------

      Net loss                                                                       (939,169)         (939,169)
                                   ----------  ------------     -------------  --------------    --------------

Balance, September 30, 1995         8,636,952         8,637         3,682,431      (4,334,523)         (643,455)

      Exercise of warrants          1,249,689         1,250           311,174                           312,424

      Advances from officer                                           580,300                           580,300

      Net loss                                                                     (2,151,984)       (2,151,984)
                                   ----------  ------------     -------------  --------------    --------------

Balance, September 30, 1996         9,886,641         9,887         4,573,905      (6,486,507)       (1,902,715)

      Advances from officer                                           257,166                           257,166

      Net loss                                                                       (426,078)         (426,078)
                                   ----------  ------------     -------------  --------------    --------------

Balance, September 30, 1997         9,886,641  $      9,887    $    4,831,071  $   (6,912,585)   $   (2,071,627)
                                   ==========  ============    ==============  ==============    ==============

                        CENTURY PARK PICTURES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995

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

        Minnesota Arena Football, Inc. dba Minnesota Fighting Pike (Pike), a 100 percent owned subsidiary, was an indoor professional football team that the Company obtained the rights to during the fiscal year ended September 30, 1996. The Pike ceased operations on August 31, 1996. The net loss generated by the Pike was $1,484,961 for the fiscal year ended September 30, 1996 with an additional loss of $104,582 for the fiscal year ended September 30, 1997. Management has not adopted a formal plan to dispose of the Pike.

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

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        Cash:
          The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.

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

        Advertising costs:
          Advertising costs are charged to operations when the advertising first takes place. Advertising expense for the periods ended September 30, 1997, 1996 and 1995 was $661,468 and $952,117 and $536,673,
          respectively.

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

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        Intangibles:
          Costs in excess of net assets of business acquired is being amortized on the straight-line basis over 25 years

3.      RELATED PARTY TRANSACTIONS:

        During the years ended September 30, 1997 and 1996, the Company's chief executive officer (CEO) provided short-term advances of $257,166 and $580,300, respectively to the Company. This amount is required to be reported as additional paid in capital in the accompanying financial statements. The advances contain specific repayment provisions and when repayments occur, there will be a reduction of additional paid in capital. The advances are secured by the Company's shares of stock in ITC. During the year ended September 30, 1995, no advances were made.

        At September 30, 1995, the Company had advances to the Company's CEO totaling $48,150. Subsequent to September 30, 1995, the advance of $48,150 was repaid by the Company's CEO. At September 30, 1997 and 1996 there were no advances to the Company's CEO. For the year ended September 30, 1995, the Company did not charge interest on these advances.

        During the year ended September 30, 1995, the Company paid the Company's CEO $24,000 rent for the use of a condominium in Los Angeles. No rent was paid during the years ended September 30, 1997 and 1996.

        As of September 30, 1997 and 1996, the Company owed the Company's CEO $152,500 and $77,500, respectively for cumulative accrued salary. These amounts are included in accrued expenses on the balance sheets.

        As of September 30, 1996, the Company owed a company owned by the Company's CEO $18,683 for contracted services and cash advances. The Company's CEO sold this company during the fiscal year ended September 30, 1997 and this amount is now owed to the Company's CEO.

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

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995

4.      INVESTMENT IN UNCONSOLIDATED SUBSIDIARY (CONTINUED):

        Condensed financial information of WBPI as of September 30, 1997 and 1996, and for each of the years ended September 30, 1997, 1996, and 1995, is as follows:

                                                  1997           1996             1995
                                              -----------     -----------     -----------
        BALANCE SHEET
           Total current assets               $    65,866     $   225,829     $
           Total noncurrent assets                582,828         343,486
           Total current liabilities              710,625         492,287
           Total noncurrent liabilities                 0               0
           Equity                                 (61,931)         77,028

        OPERATIONS
           Admissions revenues                $ 2,520,646     $ 3,325,250     $ 2,906,753
           Operating costs                      2,173,233       2,821,097       2,702,973
           General and administrative costs       462,471         386,660         194,762
           Nonoperating (income) expense           (2,419)         (7,128)          3,685
           Income tax expense                      26,319           1,297             337
                                              -----------     -----------     -----------

           Net income (loss)                  $  (138,958)    $   141,324     $     4,996
                                              ===========     ===========     ===========

5.      NOTES PAYABLE:

        The Company has notes payable to various individuals totaling $400,000 at September 30, 1997 and 1996. The notes bear interest at the rate of 12% to 15% and are secured by the Company's right, title, and interest in the Pike. The notes matured between June and December 1996. The notes are convertible into common stock of the Company. These notes are in default at September 30, 1997 and 1996. As of September 30, 1997, the notes had not been converted into common stock.

        ITC obtained a line of credit with a bank during the year ended September 30, 1996. The total amount available was $50,000 at September 30, 1997 and 1996. The line of credit bears interest at the rate of 2.5% over the bank's base rate and the amount outstanding at September 30, 1997 and 1996 was $50,000. The line of credit is secured by all ITC assets and matures January 1998.

        ITC also has a standby letter of credit of $50,000. There were no amounts outstanding on the letter of credit at September 30, 1997 and 1996.

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995

6.      INCOME TAXES:

        The Company's net deferred tax assets and liabilities consisted of the following at September 30:

                                                               1997
                                            -------------------------------------------
                                              Federal          State           Total
                                            -----------     -----------     -----------
Deferred tax assets:
    Other (current)                         $    97,000     $    32,000     $   129,000
    Property and equipment (non-current)        385,000         129,000         514,000
    Net operating loss carryforwards
       (non-current)                          1,155,000         453,000       1,608,000
                                            -----------     -----------     -----------
                                              1,637,000         614,000       2,251,000

    Valuation allowance                      (1,637,000)       (614,000)     (2,251,000)
                                            -----------     -----------     -----------

                                            $         0     $         0     $         0
                                            ===========     ===========     ===========

Deferred tax liabilities                    $         0     $         0     $         0
                                            ===========     ===========     ===========


                                                               1996
                                            -------------------------------------------
                                              Federal          State           Total
                                            -----------     -----------     -----------

Deferred tax assets:
    Other (current)                         $    29,000     $    10,000     $    39,000
    Property and equipment (non-current)        364,000         121,000         485,000
    Net operating loss carryforwards
       (non-current)                          1,110,000         439,000       1,549,000
                                            -----------     -----------     -----------
                                              1,503,000         570,000       2,073,000

    Valuation allowance                      (1,503,000)       (570,000)     (2,073,000)
                                            -----------     -----------     -----------

                                            $         0     $         0     $         0
                                            ===========     ===========     ===========

Deferred tax liabilities                    $         0     $         0     $         0
                                            ===========     ===========     ===========

        During the years ended September 30, 1997 and 1996, the Company recorded valuation allowances of $2,251,000 and $2,073,000, respectively, on the deferred tax assets to reduce the total amounts that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. There was no other activity in the valuation allowance accounts.

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995

6.      INCOME TAXES (CONTINUED):

        Loss carryforwards for tax purposes as of September 30, 1997, have the following expiration dates which include any limitations on amounts which can be utilized.

                     Expiration Date                      Amount
                     ---------------                 -----------
                           1998                      $     8,000
                           1999                           17,000
                           2000                           17,000
                           2001                           17,000
                           2002                           17,000
                           2003                           17,000
                           2004                           17,000
                           2005                           17,000
                           2006                           17,000
                           2007                           17,000
                           2008                          482,000
                           2009                          331,000
                           2010                          747,000
                           2011                        1,970,000
                           2012                          160,000
                                                     -----------
                                                     $ 3,851,000
                                                     ===========

       The Company's provision for income taxes differs from applying the U.S. federal income tax rate of 34% to income before income taxes. The primary differences result from the following as of September 30:

                                                       1997           1996            1995
                                                    ----------     ----------      ----------
       Income tax benefit at federal statutory
         rates excluding the investment in WBPI     $ (145,000)    $ (731,000)     $ (317,000)
       States taxes                                      2,100          2,000           2,600
       Effect of limiting tax credit on net
         operating losses to taxes paid             $  145,000     $  731,000      $  317,000
                                                    ----------     ----------      ----------

                                                    $    2,100     $    2,000      $    2,600
                                                    ==========     ==========      ==========

7.     COMMITMENTS AND CONTINGENCIES:

       Operating leases:
         The Company leases the land used in the operations of ITC under a noncancelable operating lease that expires May 31, 1999, and has two five-year renewal options.

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995

7.      COMMITMENTS AND CONTINGENCIES (CONTINUED):

         The Company leases office space under a noncancelable operating lease that expires April 30, 1999. There is an option to renew the lease for an additional five years at an increased monthly rental.

         Total rent expense under the above leases for the years ended September 30, 1997, 1996, and 1995, was $301,453, $292,669, and $325,777,
         respectively. Future minimum rental payments required under these leases for each of the next five years are as follows:

                           1998               $  300,443
                           1999                  196,571
                                              ----------

                                              $  497,014
                                              ==========

       Capitalized leases:
         The Company leases the buildings used in the operations of ITC under a capitalized lease. The lease expires May 1999 with two five-year renewal options. In addition, the lease provides for options, which expire on May 31, 1999, to purchase the land and buildings. Amortization expense was $171,429 for each of the years ended September 30, 1997, 1996, 1995.

         The following is a summary of leased assets and lease obligations included on the balance sheets at September 30:

                                                1997             1996
                                            ------------     ------------

         Leasehold interest in building     $  1,000,000     $  1,000,000
         Less accumulated amortization           714,286          542,857
                                            ------------     ------------

           Net amortized value              $    285,714     $    457,143
                                            ============     ============

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995

7.      COMMITMENTS AND CONTINGENCIES (CONTINUED):

           Future minimum payments required under the lease together with the present value as of September 30, 1997 are as follows:

               Year ending September 30:
                    1998                                      $ 255,750
                    1999                                        170,500
                                                              ---------

               Total minimum lease payments                     426,250

               Less amount representing interest                 49,887
                                                              ---------

               Present value of net minimum lease payments      376,363

               Less current portion                             214,826
                                                              ---------

               Long-term portion                              $ 161,537
                                                              =========

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

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995

9.      RETIREMENT PLANS (CONTINUED):

        For the years ended September 30, 1997, 1996, and 1995. ITC's contribution to the plans were $26,114, $89,326, and $87,750, respectively.

10.     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

        Non-cash transactions:
        During the year ended September 30, 1997 an officer of the Company assumed $18,683 of obligations due to non-related parties. There were no non-cash transactions for the years ended September 30, 1996 and 1995.

11.     CORPORATE LIQUIDITY:

        During 1997, 1996, and 1995, the Company incurred substantial losses of $426,078, $2,151,984, and $939,169, respectively, and has a working capital deficit as of September 30, 1997, and 1996 of $2,948,840 and $2,949,739, respectively. The impact of these losses is to limit the liquidity and available cash resources for operations.

        The Company's plans as they relate to ITC include close monitoring of the 1998 budget with quick action to reduce expenses should revenues not meet with budgeted expectations.

        The Company's operations exclusive of its subsidiaries consist of acquisition searches and certain administrative costs, both of which could be scaled back and/or financed by the Company's CEO and major stockholder (see Note 3). With these actions, management believes it will have sufficient cash to operate in the 1998 fiscal year.

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

        No impairment was recognized during the years ended September 30, 1997 or 1996.

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995

13.     FAIR VALUE OF FINANCIAL INSTRUMENTS:

        The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are as follows at September 30:

                                     1997                        1996
                              -------------------        -------------------
                              Carrying      Fair         Carrying      Fair
                              Amount        Value        Amount        Value
                              -------------------        -------------------

        Assets:
           Cash               $ 30,820    $ 30,820      $ 29,200     $ 29,200
        Liabilities:
           Notes payable       450,000     450,000       450,000      450,000

        The carrying amounts of cash and the short-term notes payable approximate fair values.