Form 10-Q
period 1997-12-31
CENTURY PARK PICTURES CORP
filed 1998-08-06
CIK 728387

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549



                                QUARTERLY REPORT

              Pursuant to Section 13 or 15(d) of the Securities and
                              Exchange Act of 1934


                       For Quarter ended December 31, 1997


                        CENTURY PARK PICTURES CORPORATION

             (Exact name of registrant as specified in its charter)



             Minnesota                   0-14247                41-1458152
             ---------                   -------                ----------
      (State of Incorporation)   (Commission File Number)   (IRS ID Number)



4701 IDS Center, Minneapolis, Minnesota                              55402
---------------------------------------                              -----
(Address of principal executive offices)                         (zip code)


Registrant's telephone number, including area code:         (612) 333-5100
                                                             -------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months and (2) has been subject to such filing requirements for the past ninety (90) days. _x_ Yes ___ No

As at December 31, 1997, 9,886,641 common shares, $.001 par value, were outstanding.

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         This information is included following "Index to Consolidated Financial Statements".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                   OPERATIONS

Period Ended December 31, 1997 compared to Period Ended December 31, 1996.

Admissions revenues, all of which were generated by the Company's wholly owned subsidiary International Theatres Corporation (ITC), were $1,335,998 for the quarter ended December 31, 1997, compared to $1,111,945 for the comparable prior year period. The approximate $224,000 increase in ITC's current period admissions revenues was primarily attributable to increased ticket prices and increased attendance.

ITC's food, beverage and merchandise sales were $1,190,412 for the quarter ended December 31, 1997, compared to $1,053,156 for the comparable prior year period, and their related cost of sales were $350,617 and $302,199, respectively. The approximate $137,300 increase in current period sales was due primarily to increased attendance and increased prices. The cost of sales, as a percent of food, beverage and merchandise sales, was comparable for both periods.

ITC's operating expenses for the quarter ended December 31, 1997, were $1,840,287, compared to $1,643,905 for the comparable prior year period, representing an approximate increase of $196,400. The increase in the current year was primarily due to increased attendance.

General and administrative expenses were $312,731 for the quarter ended December 31, 1997, compared to $278,470 for the comparable prior year period. The approximate increase of $34,200 in general and administrative expenses was primarily due to increased overhead expenditures relative to ITC.

                        LIQUIDITY AND SOURCES OF CAPITAL

Cash from operating activities for the quarter ended December 31, 1997, was $305,554 compared to $139,121 for the comparable prior year period. The primary source of cash from operating activities was deferred revenue resulting from prepayments by ITC's customers, which represent gift certificates and tickets paid for in advance. Cash provided from (used in) investing activities for the quarter ended December 31, 1997, was $(68,435), which was primarily comprised of purchases of equipment. Cash from (used in) financing activities for the quarter ended December 31, 1997, was $(72,841), which was comprised of reductions of notes payable and long-term capitalized lease obligations, offset by advances from officer.

At December 31, 1997, the Company had a working capital deficit of ($2,983,902) and cash of $195,098. The working capital deficit at December 31, 1997, was primarily comprised of notes payable of $400,000, accounts payable and accrued expenses of $1499,825, and deferred revenues of $1,584,288. Approximately $340,000 of the accounts payable and accrued expenses relate to The Pike. Management believes that a significant portion of these obligations would be discharged upon liquidation as discussed below. The deferred revenues relate to advance ticket sales for ITC's operations. Management believes the incremental cost that ITC will incur to realize these deferred revenues will be offset by the gross profit from food, beverage and merchandise sales to such customers.

The Company intends to continue to seek out potential acquisitions. It is probable that any significant acquisitions would require long-term financing. However, there are no assurances that the Company will complete any acquisitions or that it will obtain financing under terms acceptable to the Company.

The Company had no material commitments for capital expenditures as of December 31, 1997 and capital expenditures for the remainder of fiscal 1998 are expected to be immaterial.

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

The Company's independent auditors issued their opinion on the consolidated financial statements as of September 30, 1997, wherein they added an additional paragraph which raised substantial doubt as to the Company's ability to continue as a going concern. Management believes its current cash position will be sufficient to satisfy working capital requirements for fiscal 1998, and to fund costs relative to investigating potential acquisitions. ITC has a line of credit providing for available funds of $50,000. Management believes ITC will operate at a profitable level that, along with ITC's available line of credit, will provide sufficient funds to satisfy ITC's working capital requirements for fiscal 1998. However, there can be no assurances that anticipated cash flow from ITC's operations will be achieved.

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

Dated as of July 29, 1998.
                                      CENTURY PARK PICTURES CORPORATION

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


1.       Consolidated Balance Sheets                                        F-1

2.       Consolidated Statements of Operations                              F-2

3.       Consolidated Statements of Cash Flows                              F-3

4.       Notes to Consolidated Financial Statements                         F-4

               CENTURY PARK PICTURES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    December 31, 1997 and September 30, 1997
                                  (Unaudited)

                                                                      Decenber 31,  September 30,
                        ASSETS                                            1997           1997
                                                                     -------------   -----------
CURRENT ASSETS
  Cash                                                                $   195,098    $    30,820
  Accounts receivable                                                     272,774         45,675
  Inventories                                                              48,508         42,256
  Deferred show costs                                                      42,016         21,717
  Due from unconsolidated subsidiary                                         --            1,918
  Prepaid expenses                                                        141,815         80,830
                                                                      -----------    -----------
       Total current assets                                               700,211        223,216
                                                                      -----------    -----------

PROPERTY AND EQUIPMENT, at cost
  Leasehold interest in building                                        1,000,000      1,000,000
  Equipment                                                               586,231        517,796
  Furniture and fixtures                                                  450,478        450,478
                                                                      -----------    -----------
                                                                        2,036,709      1,968,274
  Less accumulated depreciation                                         1,387,219      1,291,285
                                                                      -----------    -----------
                                                                          649,490        676,989
                                                                      -----------    -----------
INTANGIBLES
  Cost in excess of net assets acquired, net of amortization              405,493        411,052
  Investment in unconsolidated subsidiary                                    --              709
                                                                      -----------    -----------
                                                                          405,493        411,761
                                                                      -----------    -----------

                                                                      $ 1,755,194    $ 1,311,966
                                                                      ===========    ===========

                 LIABILIITES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Notes payable                                                       $   400,000    $   450,000
  Current maturities of capitalized lease obligations                     200,000        214,826
  Accounts payable                                                        771,396        864,353
  Deferred revenue                                                      1,584,288      1,074,006
  Accrued compensation                                                    261,250        371,016
  Accrued expenses                                                        467,179        247,855
                                                                      -----------    -----------
           Total current liabilities                                    3,684,113      3,222,056
                                                                      -----------    -----------

LONG-TERM CAPITALIZED LEASE OBLIGATIONS                                   137,122        161,537
                                                                      -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, par value $.001 per share; authorized
    200,000,000 shares; issued and outstanding  9,886,641 shares;           9,887          9,887
  Additional paid in capital                                            4,847,471      4,831,071
  Accumulated deficit                                                  (6,923,399)    (6,912,585)
                                                                      -----------    -----------
                                                                       (2,066,041)    (2,071,627)
                                                                      -----------    -----------

                                                                      $ 1,755,194    $ 1,311,966
                                                                      ===========    ===========

                 See Notes to Consolidated Financial Statements.

               CENTURY PARK PICTURES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three-Month Periods Ended December 31, 1997 and 1996
                                  (Unaudited)


                                                       Three-Month Periods
                                                       1997           1996
                                                   -----------    -----------
Revenues
  Admissions revenue                               $ 1,335,998    $ 1,111,945
                                                   -----------    -----------

  Food, beverage and merchandise sales               1,190,412      1,053,156
  Cost of Food, beverage and merchandise sales         350,617        302,199
                                                   -----------    -----------
     Gross profit                                      839,795        750,957
                                                   -----------    -----------

     Net revenues                                    2,175,793      1,862,902
                                                   -----------    -----------

Operating Costs and Expenses
  Operating costs                                    1,840,287      1,643,905
  General and administration                           312,731        278,470
                                                   -----------    -----------
     Total operating costs and expenses              2,153,018      1,922,375
                                                   -----------    -----------

     Operating  income (loss)                           22,775        (59,473)

Other, primarily interest expense                      (29,661)       (55,151)
                                                   -----------    -----------

     Loss before equity in income (loss) of WBPI
       and income taxes                                 (6,886)      (114,624)

Equity in income (loss) of WBPI                         (2,627)       (10,421)
                                                   -----------    -----------

     Loss before income taxes                           (9,513)      (125,045)

Income taxes                                             1,301            501
                                                   -----------    -----------

     Net loss                                      $   (10,814)   $  (125,546)
                                                   ===========    ===========

     Net loss per share of common stock            $     (0.00)   $     (0.01)
                                                   ===========    ===========

     Weighted average number of common shares        9,886,641      9,886,641
                                                   ===========    ===========


                See Notes to Consolidated Financial Statements.

               CENTURY PARK PICTURES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Three-Month Periods Ended December 31, 1997 and 1996
                                   (Unaudited)

                                                                1997         1996
                                                            -----------   ----------
CASH FLOWS FROM  OPERATING ACTIVITIES
     Net loss                                                $ (10,814)   $(125,546)
     Adjustments to reconcile net loss to cash
      provided by operating activities:
        Depreciation and amortization                          101,493       90,458
        Equity in (income) loss of WBPI                          2,627       10,421
        Change in assets and liabilities:
        (Increase) decrease in-
          Accounts receivable                                 (227,099)     (50,815)
          Inventories                                           (6,252)     (10,351)
          Deferred show costs                                  (20,299)     (34,121)
          Prepaid expenses                                     (60,985)     (57,254)
        Increase (Decrease) in-
          Accounts payable and accrued expenses                 16,601        2,567
          Deferred revenue                                     510,282      313,762
                                                             ---------    ---------

              Net cash from operating activities               305,554      139,121
                                                             ---------    ---------


CASH FLOWS FROM INVESTING ACTIVITIES
     Increase in due from related parties                         --          1,918
     Purchase of property and equipment                        (68,435)     (10,090)
                                                             ---------    ---------

              Net cash from (used in) investing activities     (68,435)      (8,172)
                                                             ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES
     Officer advances reported as paid in capital               16,400         --
     Increase (decrease) in notes payable                      (50,000)     (50,000)
     Reduction of long-term capitalized lease obligations      (39,241)     (58,263)
                                                             ---------    ---------

              Net cash from (used in) financing activities     (72,841)    (108,263)
                                                             ---------    ---------

              Net increase in cash                             164,278       22,686

              Cash, beginning of period                         30,820       29,200
                                                             ---------    ---------

              Cash, end of period                            $ 195,098    $  51,886
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

Note 2. Officer Advances Included In Additional Paid In Capital:

At December 31, 1997, the company owed the Company's CEO $853,866 for short-term advances provided to the Company. Such amount is required to be reported as additional paid in capital. The advances contain specific repayment provisions and when repayment occurs, there will be a reduction of additional paid in capital. The advances are secured by the Company's shares of stock in ITC.