Form 10-Q
period 1998-03-31
CENTURY PARK PICTURES CORP
filed 1998-08-06
CIK 728387

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549



                                QUARTERLY REPORT

              Pursuant to Section 13 or 15(d) of the Securities and
                              Exchange Act of 1934


                        For Quarter ended March 31, 1998


                        CENTURY PARK PICTURES CORPORATION

             (Exact name of registrant as specified in its charter)



       Minnesota                    0-14247                          41-1458152
       ---------                    -------                          ----------
(State of Incorporation)    (Commission File Number)             (IRS ID Number)



4701 IDS Center, Minneapolis, Minnesota                                   55402
---------------------------------------                                   -----
(Address of principal executive offices)                              (zip code)


Registrant's telephone number, including area code:               (612) 333-5100
                                                                  --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months and (2) has been subject to such filing
requirements for the past ninety (90) days.               _x_ Yes ___ No

As at March 31, 1998, 9,886,641 common shares, $.001 par value, were outstanding.

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

        This information is included following "Index to Consolidated Financial Statements".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                   OPERATIONS

Period Ended March 31, 1998 compared to Period Ended March 31, 1997.

Admissions revenues, all of which were generated by the Company's wholly owned subsidiary International Theatres Corporation (ITC), were $1,179,758 for the quarter ended March 31, 1998, compared to $937,088 for the comparable prior year period. The approximate $242,700 increase in ITC's current period admissions revenues was primarily attributable to increased attendance and increased ticket prices.

ITC's food, beverage and merchandise sales were $900,640 for the quarter ended March 31, 1998, compared to $796,919 for the comparable prior year period, and their related cost of sales were $272,793 and $237,625, respectively. The approximate $103,700 increase in current period sales was due primarily to increased attendance and increased prices. The cost of sales, as a percent of food, beverage and merchandise sales, was comparable for both periods.

ITC's operating expenses for the quarter ended March 31, 1998, were $1,640,661, compared to $1,495,624 for the comparable prior year period, representing an approximate increase of $145,000. The increase in the current year was primarily due to increased attendance.

General and administrative expenses were $246,520 for the quarter ended March 31, 1998, which were very comparable to the $247,095 for the comparable prior year period.

                        LIQUIDITY AND SOURCES OF CAPITAL

Cash from operating activities for the six-month period ended March 31, 1998, was $286,599 compared to $138,145 for the comparable prior year period. The primary source of cash from operating activities was deferred revenue resulting from prepayments by ITC's customers, which represent gift certificates and tickets paid for in advance. Cash provided from (used in) investing activities for the six-month period ended March 31, 1998, was $(100,038), which was primarily comprised of purchases of equipment. Cash from (used in) financing activities for the six-month period ended March 31, 1998, was $(126,403), which was comprised of reductions of notes payable and long-term capitalized lease obligations, offset by advances from officer.

At March 31, 1998, the Company had a working capital deficit of ($3,074,970) and cash of $90,978. The working capital deficit at March 31, 1998, was primarily comprised of notes payable of $400,000, accounts payable and accrued expenses of $1,447,232, and deferred revenues of $1,701,770. Approximately $340,000 of the accounts payable and accrued expenses relate to The Pike. Management believes that a significant portion of these obligations would be discharged upon liquidation as discussed below. The deferred revenues relate to advance ticket sales for ITC's operations. Management believes the incremental cost that ITC will incur to realize these deferred revenues will be offset by the gross profit from food, beverage and merchandise sales to such customers.

The Company intends to continue to seek out potential acquisitions. It is probable that any significant acquisitions would require long-term financing. However, there are no assurances that the Company will complete any acquisitions or that it will obtain financing under terms acceptable to the Company.

The Company had no material commitments for capital expenditures as of March 31, 1998 and capital expenditures for the remainder of fiscal 1998 are expected to be immaterial.

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


1.       Consolidated Balance Sheets                                      F-1

2.       Consolidated Statements of Operations                            F-2

3.       Consolidated Statements of Cash Flows                            F-3

4.       Notes to Consolidated Financial Statements                       F-4

               CENTURY PARK PICTURES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1998 and September 30, 1997
                                   (Unaudited)

                                                    ASSETS                          March 31,     September 30,
                                                                                      1998            1997
                                                                                  -----------     -----------
CURRENT ASSETS
     Cash                                                                         $    90,978     $    30,820
     Accounts receivable                                                              243,509          45,675
     Inventories                                                                       50,066          42,256
     Deferred show costs                                                              125,696          21,717
     Due from unconsolidated subsidiary                                                  --             1,918
     Prepaid expenses                                                                 163,783          80,830
                                                                                  -----------     -----------
          Total current assets                                                        674,032         223,216
                                                                                  -----------     -----------

PROPERTY AND EQUIPMENT, at cost
     Leasehold interest in building                                                 1,000,000       1,000,000
     Equipment                                                                        617,834         517,796
     Furniture and fixtures                                                           450,478         450,478
                                                                                  -----------     -----------
                                                                                    2,068,312       1,968,274
     Less accumulated depreciation                                                  1,482,211       1,291,285
                                                                                  -----------     -----------
                                                                                      586,101         676,989
                                                                                  -----------     -----------
INTANGIBLES
     Cost in excess of net assets acquired, net of amortization                       399,934         411,052
     Investment in unconsolidated subsidiary                                             --               709
                                                                                  -----------     -----------
                                                                                      399,934         411,761
                                                                                  -----------     -----------

                                                                                  $ 1,660,067     $ 1,311,966
                                                                                  ===========     ===========
                                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Notes payable                                                                $   400,000     $   450,000
     Current maturities of capitalized lease obligations                              200,000         214,826
     Accounts payable                                                                 647,953         864,353
     Deferred revenue                                                               1,701,770       1,074,006
     Accrued compensation                                                             291,000         371,016
     Accrued expenses                                                                 508,279         247,855
                                                                                  -----------     -----------
            Total current liabilities                                               3,749,002       3,222,056
                                                                                  -----------     -----------

LONG-TERM CAPITALIZED LEASE OBLIGATIONS                                                83,060         161,537
                                                                                  -----------     -----------


STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, par value $.001 per share; authorized
         200,000,000 shares; issued and outstanding  9,886,641 shares;                  9,887           9,887
     Additional paid in capital                                                     4,847,971       4,831,071
     Accumulated deficit                                                           (7,029,853)     (6,912,585)
                                                                                  -----------     -----------
                                                                                   (2,171,995)     (2,071,627)
                                                                                  -----------     -----------

                                                                                  $ 1,660,067     $ 1,311,966
                                                                                  ===========     ===========

                See Notes to Consolidated Financial Statements.

               CENTURY PARK PICTURES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three-Month and Six-Month Periods Ended March 31, 1998 and 1997
                                   (Unaudited)

                                                            Three-Month Periods               Six-Month Periods
                                                           1998             1997            1998            1997
                                                        -----------     -----------     -----------     -----------
Revenues
     Admissions revenue                                 $ 1,179,758     $   937,088     $ 2,515,756     $ 2,049,033
                                                        -----------     -----------     -----------     -----------

     Food, beverage and merchandise sales                   900,640         796,919       2,091,052       1,850,075
     Cost of Food, beverage and merchandise sales           272,793         237,625         623,410         539,824
                                                        -----------     -----------     -----------     -----------
         Gross profit                                       627,847         559,294       1,467,642       1,310,251
                                                        -----------     -----------     -----------     -----------

         Net revenues                                     1,807,605       1,496,382       3,983,398       3,359,284
                                                        -----------     -----------     -----------     -----------

Operating Costs and Expenses
     Operating costs                                      1,640,661       1,495,624       3,480,948       3,139,529
     General and administration                             246,520         247,095         559,251         525,565
                                                        -----------     -----------     -----------     -----------
         Total operating costs and expenses               1,887,181       1,742,719       4,040,199       3,665,094
                                                        -----------     -----------     -----------     -----------

         Operating  loss                                    (79,576)       (246,337)        (56,801)       (305,810)

Other, primarily interest expense                           (26,377)        (31,958)        (56,038)        (87,109)
                                                        -----------     -----------     -----------     -----------

         Loss before equity in income (loss) of WBPI
           and income taxes                                (105,953)       (278,295)       (112,839)       (392,919)

Equity in income (loss) of WBPI                                --           (10,421)         (2,627)        (20,842)
                                                        -----------     -----------     -----------     -----------

         Loss before income taxes                          (105,953)       (288,716)       (115,466)       (413,761)

Income taxes                                                    501             501           1,802           1,002
                                                        -----------     -----------     -----------     -----------

         Net loss                                       $  (106,454)    $  (289,217)    $  (117,268)    $  (414,763)
                                                        ===========     ===========     ===========     ===========

         Net loss per share of common stock             $     (0.01)    $     (0.03)    $     (0.01)    $     (0.04)
                                                        ===========     ===========     ===========     ===========

         Weighted average number of common shares         9,886,641       9,886,641       9,886,641       9,886,641
                                                        ===========     ===========     ===========     ===========



                See Notes to Consolidated Financial Statements.

               CENTURY PARK PICTURES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Six-Month Periods Ended March 31, 1998 and 1997
                                   (Unaudited)

                                                                  1998          1997
                                                               ---------     ---------
CASH FLOWS FROM  OPERATING ACTIVITIES
     Net loss                                                  $(117,268)    $(414,763)
     Adjustments to reconcile net loss to cash
      provided by operating activities:
         Depreciation and amortization                           202,044       180,916
         Equity in (income) loss of WBPI                           2,627        20,842
         Change in assets and liabilities:
         (Increase) decrease in-
           Accounts receivable                                  (197,834)      (36,424)
           Inventories                                            (7,810)        4,391
           Deferred show costs                                  (103,979)     (120,203)
           Prepaid expenses                                      (82,953)      (55,651)
         Increase (Decrease) in-
           Accounts payable and accrued expenses                 (35,992)      104,177
           Deferred revenue                                      627,764       454,860
                                                               ---------     ---------

               Net cash from operating activities                286,599       138,145
                                                               ---------     ---------


CASH FLOWS FROM INVESTING ACTIVITIES
     Increase in due from related parties                           --           1,918
     Purchase of property and equipment                         (100,038)      (10,090)
                                                               ---------     ---------

               Net cash from (used in) investing activities     (100,038)       (8,172)
                                                               ---------     ---------


CASH FLOWS FROM FINANCING ACTIVITIES
     Officer advances reported as paid in capital                 16,900          --
     Increase (decrease) in notes payable                        (50,000)         --
     Reduction of long-term capitalized lease obligations        (93,303)     (103,847)
                                                               ---------     ---------

               Net cash from (used in) financing activities     (126,403)     (103,847)
                                                               ---------     ---------

               Net increase in cash                               60,158        26,126

               Cash, beginning of period                          30,820        29,200
                                                               ---------     ---------

               Cash, end of period                             $  90,978     $  55,326
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

Note 2. Officer Advances Included In Additional Paid In Capital:

At March 31, 1998, the company owed the Company's CEO $854,366 for short-term advances provided to the Company. Such amount is required to be reported as additional paid in capital. The advances contain specific repayment provisions and when repayment occurs, there will be a reduction of additional paid in capital. The advances are secured by the Company's shares of stock in ITC.