Form 10-Q
period 1998-06-30
CENTURY PARK PICTURES CORP
filed 1998-08-06
CIK 728387

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549



                                QUARTERLY REPORT

              Pursuant to Section 13 or 15(d) of the Securities and
                              Exchange Act of 1934


                         For Quarter ended June 30, 1998


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

As at June 30, 1998, 9,886,641 common shares, $.001 par value, were outstanding.

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

        This information is included following "Index to Consolidated Financial Statements".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                   OPERATIONS

Period Ended June 30, 1998 compared to Period Ended June 30, 1997

Admissions revenues for the quarter ended June 30, 1998, all of which were generated by the Company's wholly owned subsidiary International Theatres Corporation (ITC), were $1,225,183, compared to $1,129,799 for the comparable prior year period. The approximate $95,400 increase in ITC's current period admissions revenues was primarily attributable to increased ticket prices and increased attendance.

ITC's food, beverage and merchandise sales were $1,020,920 for the quarter ended June 30, 1998, compared to $945,377 for the comparable prior year period, and their related cost of sales were $299,268 and $277,527, respectively. The approximate $75,500 increase in current period sales was due primarily to increased attendance and increased prices. The cost of sales, as a percent of food, beverage and merchandise sales, was comparable for both periods.

ITC's operating expenses for the quarter ended June 30, 1998 were $1,584,771, compared to $1,474,811 for the comparable prior year period. The approximate $110,000 increase in ITC's operating expenses was primarily due to increased attendance.

General and administrative expenses were $300,424 for the quarter ended June 30, 1998, compared to $289,309 for the comparable prior year period. The approximate increase of $11,000 in general and administrative expenses was primarily due to inflationary increases.

                        LIQUIDITY AND SOURCES OF CAPITAL

Cash from operating activities for the nine-month period ended June 30, 1998, was $278,511 compared to $159,849 for the comparable prior year period. The primary source of cash from operating activities was deferred revenue resulting from prepayments by ITC's customers, which represent gift certificates and tickets paid for in advance. Cash provided from (used in) investing activities for the nine-month period ended June 30, 1998, was $(136,692), which was primarily comprised of purchases of equipment. Cash from (used in) financing activities for the nine-month period ended June 30, 1998, was $(134,573), which was comprised of reductions of notes payable and long-term capitalized lease obligations, offset by advances from officer.

At June 30, 1998, the Company had a working capital deficit of ($3,022,322) and cash of $38,066. The working capital deficit at June 30, 1998, was primarily comprised of notes payable of $400,000, accounts payable and accrued expenses of $1,403,364, and deferred revenues of $1,521,352. Approximately $340,000 of the accounts payable and accrued expenses relate to The Pike. Management believes that a significant portion of these obligations would be discharged upon liquidation as discussed below. The deferred revenues relate to advance ticket sales for ITC's operations. Management believes the incremental cost that ITC will incur to realize these deferred revenues will be offset by the gross profit from food, beverage and merchandise sales to such customers.

The Company intends to continue to seek out potential acquisitions. It is probable that any significant acquisitions would require long-term financing. However, there are no assurances that the Company will complete any acquisitions or that it will obtain financing under terms acceptable to the Company.

The Company had no material commitments for capital expenditures as of June 30, 1998 and capital expenditures for the remainder of fiscal 1998 are expected to be immaterial.

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


1.       Consolidated Balance Sheets                                        F-1

2.       Consolidated Statements of Operations                              F-2

3.       Consolidated Statements of Cash Flows                              F-3

4.       Notes to Consolidated Financial Statements                         F-4

               CENTURY PARK PICTURES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 1998 and September 30, 1997
                                  (Unaudited)

                                                                     June 30,     September 30,
                                     ASSETS                            1998            1997
                                                                   ------------   ------------
CURRENT ASSETS
  Cash                                                              $    38,066    $    30,820
  Accounts receivable                                                   250,967         45,675
  Inventories                                                            46,563         42,256
  Deferred show costs                                                    61,681         21,717
  Due from unconsolidated subsidiary                                       --            1,918
  Prepaid expenses                                                      145,117         80,830
                                                                    -----------    -----------
       Total current assets                                             542,394        223,216
                                                                    -----------    -----------

PROPERTY AND EQUIPMENT, at cost
  Leasehold interest in building                                      1,000,000      1,000,000
  Equipment                                                             654,488        517,796
  Furniture and fixtures                                                450,478        450,478
                                                                    -----------    -----------
                                                                      2,104,966      1,968,274
  Less accumulated depreciation                                       1,577,203      1,291,285
                                                                    -----------    -----------
                                                                        527,763        676,989
                                                                    -----------    -----------
INTANGIBLES
  Cost in excess of net assets acquired, net of amortization            394,375        411,052
  Investment in unconsolidated subsidiary                                  --              709
                                                                    -----------    -----------
                                                                        394,375        411,761
                                                                    -----------    -----------

                                                                    $ 1,464,532    $ 1,311,966
                                                                    ===========    ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Notes payable                                                     $   440,000    $   450,000
  Current maturities of capitalized lease obligations                   200,000        214,826
  Accounts payable                                                      629,993        864,353
  Deferred revenue                                                    1,521,352      1,074,006
  Accrued compensation                                                  320,750        371,016
  Accrued expenses                                                      452,621        247,855
                                                                    -----------    -----------
         Total current liabilities                                    3,564,716      3,222,056
                                                                    -----------    -----------

LONG-TERM CAPITALIZED LEASE OBLIGATIONS                                  26,990        161,537
                                                                    -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, par value $.001 per share; authorized
    200,000,000 shares; issued and outstanding  9,886,641 shares;         9,887          9,887
  Additional paid in capital                                          4,855,871      4,831,071
  Accumulated deficit                                                (6,992,932)    (6,912,585)
                                                                    -----------    -----------
                                                                     (2,127,174)    (2,071,627)
                                                                    -----------    -----------

                                                                    $ 1,464,532    $ 1,311,966
                                                                    ===========    ===========

                 See Notes to Consolidted Financial Statements.

               CENTURY PARK PICTURES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three-Month and Nine-Month Periods Ended June 30, 1998 and 1997
                                   (Unaudited)

                                                      Three-Month Periods           Nine-Month Periods
                                                      1998           1997           1998           1997
                                                 ------------    -----------    -----------    -----------
Revenues
  Admissions revenue                              $ 1,225,183    $ 1,129,799    $ 3,740,939    $ 3,178,832
                                                  -----------    -----------    -----------    -----------

  Food, beverage and merchandise sales              1,020,920        945,377      3,111,972      2,795,452
  Cost of Food, beverage and merchandise sales        299,268        277,527        922,678        817,351
                                                  -----------    -----------    -----------    -----------
    Gross profit                                      721,652        667,850      2,189,294      1,978,101
                                                  -----------    -----------    -----------    -----------

    Net revenues                                    1,946,835      1,797,649      5,930,233      5,156,933
                                                  -----------    -----------    -----------    -----------

Operating Costs and Expenses
  Operating costs                                   1,584,771      1,474,811      5,065,719      4,614,340
  General and administration                          300,424        289,309        859,675        814,874
                                                  -----------    -----------    -----------    -----------
    Total operating costs and expenses              1,885,195      1,764,120      5,925,394      5,429,214
                                                  -----------    -----------    -----------    -----------

    Operating  income (loss)                           61,640         33,529          4,839       (272,281)

Other, primarily interest expense                     (24,218)       (44,560)       (80,256)      (131,669)
                                                  -----------    -----------    -----------    -----------

    Income (loss) before equity in income
       (loss) of WBPI and income taxes                 37,422        (11,031)       (75,417)      (403,950)

Equity in income (loss) of WBPI                          --          (10,421)        (2,627)       (31,263)
                                                  -----------    -----------    -----------    -----------

    Income (loss) before income taxes                  37,422        (21,452)       (78,044)      (435,213)

Income taxes                                              501            501          2,303          1,503
                                                  -----------    -----------    -----------    -----------

    Net income (loss)                             $    36,921    $   (21,953)   $   (80,347)   $  (436,716)
                                                  ===========    ===========    ===========    ===========

    Net income (loss) per share of common stock   $      0.00    $     (0.00)   $     (0.01)   $     (0.04)
                                                  ===========    ===========    ===========    ===========

    Weighted average number of common shares        9,886,641      9,886,641      9,886,641      9,886,641
                                                  ===========    ===========    ===========    ===========

                See Notes to Consolidated Financial Statements.

               CENTURY PARK PICTURES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine-Month Periods Ended June 30, 1998 and 1997
                                   (Unaudited)

                                                                 1998          1997
                                                              ----------    ----------
CASH FLOWS FROM  OPERATING ACTIVITIES
  Net loss                                                     $ (80,347)   $(436,716)
  Adjustments to reconcile net loss to cash
   provided by operating activities:
    Depreciation and amortization                                302,595      271,374
    Equity in (income) loss of WBPI                                2,627       31,263
    Change in assets and liabilities:
    (Increase) decrease in-
      Accounts receivable                                       (205,292)     (48,495)
      Inventories                                                 (4,307)      16,883
      Deferred show costs                                        (39,964)     (64,605)
      Prepaid expenses                                           (64,287)     (43,568)
    Increase (Decrease) in-
      Accounts payable and accrued expenses                      (79,860)      97,096
      Deferred revenue                                           447,346      336,617
                                                               ---------    ---------

          Net cash from operating activities                     278,511      159,849
                                                               ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in due from related parties                              --          1,918
  Purchase of property and equipment                            (136,692)     (20,525)
                                                               ---------    ---------

          Net cash from (used in) investing activities          (136,692)     (18,607)
                                                               ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Officer advances reported as paid in capital                    24,800         --
  Increase (decrease) in notes payable                           (10,000)        --
  Reduction of long-term capitalized lease obligations          (149,373)    (151,114)
                                                               ---------    ---------

          Net cash from (used in) financing activities          (134,573)    (151,114)
                                                               ---------    ---------

          Net increase (decrease) in cash                          7,246       (9,872)

          Cash, beginning of period                               30,820       29,200
                                                               ---------    ---------

          Cash, end of period                                  $  38,066    $  19,328
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

Note 2. Officer Advances Included In Additional Paid In Capital:

At June 30, 1998, the company owed the Company's CEO $862,266 for short-term advances provided to the Company. Such amount is required to be reported as additional paid in capital. The advances contain specific repayment provisions and when repayment occurs, there will be a reduction of additional paid in capital. The advances are secured by the Company's shares of stock in ITC.