Form 10-K
period 1998-09-30
CENTURY PARK PICTURES CORP
filed 1999-03-16
CIK 728387

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  ANNUAL REPORT

                     Pursuant to Section 13 or 15(d) of the
                        Securities & Exchange Act of 1934

                    For fiscal year ended September 30, 1998

                        CENTURY PARK PICTURES CORPORATION
             (Exact name of registrant as specified in its charter)

         Minnesota                   0-14247                     41-1458152
-------------------------          ------------                ----------------
(State of Incorporation)           (Commission                 (IRS Employer
                                   File Number)                Identification
                                                               Number)

4701 IDS Center, Minneapolis, Minnesota                           55402
---------------------------------------                        ------------
(Address of principal executive offices)                        (zip code)

Registrant's telephone number:  (612) 333-5100

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK par value $.001
                          ----------------------------

Registrant has (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the 12 months next preceding September 30, 1998 and (2) has been subject to such filing requirements for the ninety
(90) days preceding September 30, 1998.

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of December 31, 1998, 9,886,641 common shares were outstanding. The aggregate market value of the common shares (based upon only limited and sporadic quotations not to exceed $1/10) of the

Registrant held by non-affiliates was $ 816,815.

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

On December 17, 1998 the Board of Directors passed a resolution to transfer the Company's interest in ITC and WBPI to the Company's CEO as repayment of $100,000 in advances the Company's CEO made to the Company. In setting the $100,000 amount the Board of Directors obtained and relied upon an independent market analysis of ITC and WBPI.(See Liquidity and Sources of Capital for further discussion)

The Company may be unable to continue as a going concern without raising additional funds from outside sources. Management is uncertain as to the likelihood of raising additional funds. (See Liquidity and Sources of Capital for Further Discussion.)

The Company was organized under Minnesota law in 1983. The Company's executive offices are located at 4701 IDS Center, Minneapolis, Minnesota 55402 and its telephone number is (612) 333- 5100.

         (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company's operations are attributable to one business segment. The ownership, production, and operation of entertainment attractions.

         (c) ACCOUNTANTS OPINION

The Company's independent auditors issued their opinion on the Company's financial statements for the year ended September 30, 1998, which included an explanatory paragraph as to substantial doubt about the Company's ability to continue as a going concern. This doubt was raised primarily due to recurring losses from operations and due to the Company's stockholders' deficit of $2,135,511 at September 30, 1998.

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

           Ticket prices, generally include dinner and a show, and vary from theatre to theatre. An in-house production staff produces each show, including the development of all costumes and scenery. The Chanhassen Dinner Theatre is open all year. (See General Description of Business for discussion of disposal of ITC)

           (ii) Motion Pictures, Pay/Cable, and Television

           In producing entertainment properties for motion picture, pay/cable and commercial television, the Company has limited its costs to those incurred prior to the commencement of principal photography. It has been the Company's intention to produce or co-produce and arrange for the distribution of primarily feature length motion pictures with production financing derived from third party sources. The Company has reported no revenues from motion pictures, pay/cable and television during 1995, 1996 and 1997. At September 30, 1998, the Company had two (2) properties in various stages of production and development of which one (1) was substantially completed. All such properties have been charged to expenses.

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

         ITEM 2. PROPERTIES

The Company leases, as its headquarters, 1,941 square feet of office space at 4701 IDS Center, Minneapolis, Minnesota 55402. The Company's motion picture and television operations lease 160 square feet of office space at 3575 Cahuenga Blvd. West, Los Angeles, California 90048. An affiliate of the Company presently is advancing the rent for this space. Management believes that there is adequate space available in the Los Angeles area to accommodate its California operations.

International Theaters Corporation leases the Chanhassen Dinner Theatre facilities pursuant to two leases, both of which expire on May 31, 1999. The Company has an option to extend the term of these leases for two additional periods of five years each. The leases cover approximately 87,000 square feet and contain options to purchase the property for $3,665,000, before expiration. (See Item 1(a) General Description of Business for discussion of disposal of ITC.

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


                                     PART II


         ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

         a. Price Range of Common Stock

         The following table shows the range of the closing bid prices for the Common Stock in the over-the-counter market for the fiscal years ended September 30, 1998 and 1997. Since the first quarter 1996 there was no established public trading market for the Company's common shares. There were only limited or sporadic quotations and none exceed $.10.

         Fiscal Years 1997 and 1998         Bid Prices
         --------------------------         ----------
                                          High        Low

         See above explanation


         b. Number of equity security holders' accounts at December 31, 1998:

                                       509


         c. Dividends:

         The Registrant has never paid any cash dividends on its Common Stock and does not plan to pay any cash dividends in the foreseeable future.


         ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA **

                                   1998            1997            1996            1995           1994
                                   ----            ----            ----            ----           ----
Revenues                       $        --     $        --     $   383,033     $        --     $        --
Income (Loss) from
Continuing Operations             (308,698)       (391,748)     (1,988,093)       (670,721)        326,502
Income (Loss) from
Continuing Operations
per Share                            (0.03)           (.04)           (.20)           (.08)            .04
Weighted Average
Number of
Common Shares                    9,886,641       9,886,641       9,751,594       8,636,952       8,636,952
      Total Assets               1,174,146       1,311,966       1,740,952       1,963,738       2,876,727
Long Term Debt                          --         161,537         376,362         562,187         722,924
(excluding current portion)
Stockholders'
  Equity (Deficit)              (2,135,511)     (2,071,627)     (1,902,715)       (643,455)        295,714

         ** Restated to reflect the reclassification of ITC's operations and the Company's equity in the operations of WBI to discontinued operations. See Note 13 to Consolidated Financial Statements

         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

                                   OPERATIONS
          Year ended September 30, 1998 compared to September 30, 1997

         Due to the disposal of ITC and WBPI as discussed in Item 1(a), their respective revenues and expenses have been classified as discontinued operations. Continuing operations consisted primarily of administrative expenses and interest expense. Administrative expenses were $221,883 for 1998 compared to $297,851 for 1997. The decrease is primarily due to the elimination of expenses related to the Minnesota Arena Football, Inc. ("PIKE"). [See Footnote 1 to Financial Statements] Interest expense was $98,313 for 1998 compared to $91,981 for 1997. The increase is primarily due to a full years interest in 1998 and only a partial year in 1997, on notes payable.


          Year Ended September 30, 1997 compared to September 30, 1996

         Continuing operations for 1996 included the operations of the Pike. There were no operations related to the Pike since 1996, other than administrative expenses. As such, there were no revenues, performers compensation or production costs for 1997. Such respective amounts were $383,033, $476,226 and $78,990 for 1996.

         Administrative expenses attributable to the Pike were $71,655 for 1997 compared to $1,311,533 for 1996. The amount for 1996 included costs related to operating The Pike whereas the amount for 1997 only included costs relative to settlements and other costs related to closing down the Pike.

         Interest expense was $91,981 for 1997 compared to $17,758 for 1996. The increase was due to additional borrowing during 1997.


                        LIQUIDITY AND SOURCES OF CAPITAL


Cash provided (used) by operating activities for the year ended September 30, 1998 was $275,974 compared to $(11,714) in the comparable prior year period. Cash used by investing activities was ($157,995) for the year ended September 30, 1998, which was primarily comprised of purchases of property and equipment. Cash used by financing activities was $(131,862) for the year ended

September 30, 1998, which was comprised of payments on long-term capitalized leases offset in part by advances from officers of $75,665.

Management intends to continue to restrict expenditures with respect to the future development of entertainment properties and to market its completed properties. The Company has two completed properties. The costs of development have been written off. Accordingly, the Company will incur little, if any, costs of marketing. Management believes these actions may contribute to the Company's liquidity. The Company had no material commitments for capital expenditures as of September 30, 1998 and capital expenditures for fiscal 1999 are expected to be immaterial.

During the fiscal years ended September 30, 1998, 1997, and 1996, the Company incurred substantial losses of $139,549, $426,078 and $2,151,984, respectively, and has a working capital deficit as of September 30, 1998 and 1997 of $3,006,272 and $2,998,840, respectively. The impact of these losses is to limit the liquidity and available cash resources for operations.

During the fiscal years ended September 30, 1998, 1997, and 1996, the Company's CEO made cash advances to the Company in order to meet cash flow needs. These advances were secured by the Company's shares of stock in ITC and WPBI. Subsequent to September 30, 1998 the Company's management, with approval of the Board of Directors, transferred the assets and operations of ITC and the Company's investment in WBPI to the CEO as partial repayment of the advances made to the Company. This left the Company with no on-going operating business or operating assets. All that remains are the liabilities of Pike and the Company.

The company's operations exclusive of its subsidiaries consist of acquisition searches and certain administrative costs, both of which could be scaled back and/or financed by the Company's CEO and major stockholder.

The Company intends to continue to seek out potential acquisitions, primarily but not necessarily limited to, television stations. The Company continues to investigate multi-station acquisitions. However, potential acquisitions are in the early stages of investigations. The Company intends to finance any acquisitions with senior bank financing of approximately 60%, and the remainder with a combination of other debt and equity instruments. There are no assurances that the Company will successfully identify these or any other potential acquisitions or that, if identified, it will obtain financing under terms acceptable to the Company. Management presently considers an acquisition or a merger of the Company a viable alternative.

The Company raised during 1996 financing from outside sources of approximately $400,000, due to inadequate cash flow and insufficient funds of the Pike. Such financing was due in December, 1996, and is secured by the common stock of Minnesota Arena Football, Inc. Management anticipates the majority of the financing will be converted into the Company's common stock. Management attempted to sell the Company's interest in the PIKE, but was unsuccessful. There are no assurances that the financing will be converted into the Company's common stock. Management is uncertain as to the alternate resolution of the liabilities of the PIKE. Management continues to evaluate the best course of action which may involve a bankruptcy filing of the PIKE.

The Company's independent auditors issued their opinion on the Company's financial statements for the year ended September 30, 1998, which included an explanatory paragraph as to substantial doubt about the Company's ability to continue as a going concern. This doubt was raised primarily due to recurring losses from operations, the Company's stockholder's deficit of $2,135,511 at September 30, 1998, and to no ongoing operations.


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


         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      NONE

                                    PART III

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AT SEPTEMBER 30, 1998

                                                            Director/
                                                            Officer
Name                      Office Held                       Since          Age
----                      -----------                       -----          ---
Philip Rogers             President, Director               1983           64
Thomas K. Scallen         Chief Executive Officer,          1983           73
                          Chief Financial Officer
                          Director

Bruce Lansbury            Director                          1983           68
Willy Bietak              Director                          1992           51


Mr. Rogers became President and Director upon the Company's formation in 1983. Mr. Roger is also a principal of Philipico Picture Company, a motion picture and television production company.

Mr. Scallen became Chairman of the Board of Directors, Vice President, and Treasurer of CPPC upon its formation in 1983. Mr. Scallen was elected Chief Executive Officer of the Company on March 14, 1992. Mr. Scallen assumed the responsibilities of chief financial officer in 1998. Mr. Scallen was president, director and principal stockholder of International Broadcasting Corporation, a publicly traded company engaged in entertainment activities, the presentation of touring shows, arena shows and motion picture or television productions until March 1992. International Broadcasting Corporation filed for protection under Chapter 11 of the Bankruptcy Act in August 1991.

Mr. Leckelt was elected Chief Financial Officer of the Company in June 1992. Mr. Leckelt did not currently devote full time to the Company. Mr. Leckelt resigned as chief financial officer in 1998.

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


                         ITEM 11. EXECUTIVE COMPENSATION

Officer Compensation
--------------------
                                         Cash and Cash Equivalent   Aggregate
      Name           Capacity    Year    Paid or Accrued Salaries   Remuneration
      ----           --------    ----    ------------------------   ------------

Philip Rogers        President   1998    $  -0-                     $   -0-
                                 1997    $  -0-                     $   -0-
                                 1996    $  -0-                     $   -0-

Thomas K. Scallen    CEO         1998    $135,000                   $135,000

                                 1997    $135,000                   $135,000
                                 1996    $135,000                   $135,000

Ronald L. Leckelt    CFO         1998    $ 60,000                   $ 60,000
                                 1997    $ 60,000                   $ 60,000
                                 1996    $ 60,000                   $ 60,000

All Officers as a
   Group
 (4 in number)                   1998    $195,000                   $195,000
                                 1997    $195,000                   $195,000
                                 1996    $195,000                   $195,000


Director Compensation
---------------------

The Directors have not received any cash compensation. Directors, other than Messrs. Scallen and Rogers, each received 2 year options to purchase 10,000 shares of the Company's common stock at $1.50 per share in 1993. These options expired September 30, 1996.

         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth as at September 30, 1998, the information with respect to common stock ownership of each person known to the Company to own beneficially more than five percent (5%) of the shares of the Company's common stock and all Directors and Officers as a group.

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


         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the years ended September 30, 1998 and 1997, the Company's chief executive officer (CEO) provided short-term advances of $75,665 and $275,166, respectively to the Company. These amounts are required to be reported as additional paid in capital in the accompanying financial statements. The advances contain specific repayment provisions and when repayments occur, there will be a reduction of additional paid in capital. The advances are secured by the Company's shares of stock in ITC.

As of September 30, 1998 and 1997, the Company owed the Company's CEO $227,500 and $152,500 respectively for cumulative accrued salary. These amounts are included in accrued expenses on the accompanying balance sheets.

As of September 30, 1998 and 1997, the Company owed the Company's CFO $127,000 and $75,000 respectively for cumulative accrued salary. These amounts are included in accrued expenses on the accompanying balance sheets.

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

        (21.) Registrant owned 30% of Willy Bietak Productions, Inc., a Nevada corporation.

        (22.i) Registrant was the sole shareholder of International Theatres Corporation, a Minnesota corporation ("ITC"). ITC does business under the registered trade name, Chanhassen Dinner Theatres.

        (22.ii) Registrant is the sole shareholder of Minnesota Arena Football, Inc., a Minnesota corporation ("MAF"). MAF did business under the trade name Minnesota Fighting Pike until 1996.

        (25) Manually signed copies of powers of attorney for members of the Board of Directors.

        (27)    Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 23rd day of February, 1999.

                                          CENTURY PARK PICTURES CORPORATION



                                          By:   s/ Thomas K. Scallen
                                             -----------------------------------
                                                 Thomas K. Scallen
                                              Chief Executive Officer



Pursuant to the Requirements of the Securities Exchange Act of 1934, this Report has been signed on behalf of the Registrant and in capacities and on the dates indicated.


*
 s/Philip Rogers                            February 23, 1999
-------------------------
Philip Rogers
  President
  & Director


 s/ Thomas K. Scallen                       February 23, 1999
-------------------------
Thomas K. Scallen
Chief Executive Officer & Director


*
 s/ Bruce Lansbury                          February 23, 1999
-------------------------
Bruce Lansbury        Director


*
 s/ Willy Bietak                            February 23, 1999
-------------------------
Willy Bietak          Director


      * Signed pursuant to Power of Attorney
             (SEE EXHIBIT 25 HERETO)

                CENTURY PARK PICTURES CORPORATION AND SUBSIDIARY

           CONSOLIDATED FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES
                     INCLUDED IN ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998


                                      INDEX

Page numbers refer to pages in the attached Consolidated Financial Statements:

                                                                            Page
                                                                            ----

Independent Auditors' Report................................................ 1

Consolidated Balance Sheets - September 30, 1998
  and September 30, 1997....................................................  2

Consolidated Statements of Operations -
  Years ended September 30, 1998, 1997, and 1996............................ 3

Consolidated Statements of changes in
  Stockholders' deficit - Years Ended
  September 30, 1998, 1997, and 1996........................................ 4

Consolidated Statements of Cash Flows -
  Years ended September 30, 1998, 1997, and 1996............................ 5

Notes to Consolidated Financial Statements.................................. 6

[LOGO] BPK&Z

[BLANSKI PETER KRONLAGE & ZOCH, P.A. LETTERHEAD]




BOARD OF DIRECTORS AND STOCKHOLDERS
CENTURY PARK PICTURES CORPORATION
MINNEAPOLIS, MINNESOTA

                          Independent Auditors' Report

We have audited the accompanying consolidated balance sheets of CENTURY PARK PICTURES CORPORATION as of September 30, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended September 30, 1998, 1997, and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CENTURY PARK PICTURES CORPORATION as of September 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years ended September 30, 1998, 1997, and 1996 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has suffered recurring losses from operations, and its total liabilities exceed its total assets. Those conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note
11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                   /s/ BLANSKI PETER KRONLAGE & ZOCH, P.A.


November 6, 1998
(except for Note 13, as to which the date is December 31, 1998)

                        CENTURY PARK PICTURES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 1998 AND 1997

                                     ASSETS

                                                                  1998          1997
                                                               ----------    ----------
CURRENT ASSETS:
    Cash                                                       $   16,977    $   30,820
    Accounts receivable                                            70,043        45,675
    Inventories                                                    45,771        42,256
    Deferred show costs                                            74,525        21,717
    Due from unconsolidated subsidiary                                293         1,918
    Prepaid expenses                                               95,776        80,830

                                                               ----------    ----------

      Total current assets                                        303,385       223,216
                                                               ----------    ----------

PROPERTY, PLANT, AND EQUIPMENT:
    Leasehold interest in building                              1,000,000     1,000,000
    Equipment                                                     636,728       517,796
    Furniture and fixtures                                        454,414       450,478
                                                               ----------    ----------

                                                                2,091,142     1,968,274
    Less accumulated depreciation and amortization              1,609,195     1,291,285
                                                               ----------    ----------

                                                                  481,947       676,989
                                                               ----------    ----------
OTHER
    Cost in excess of net assets of business acquired, less
      accumulated amortization                                    388,814       411,052
    Investment in unconsolidated subsidiary                                         709
                                                               ----------    ----------

                                                                  388,814       411,761
                                                               ----------    ----------

                                                               $1,174,146    $1,311,966
                                                               ==========    ==========

                 See notes to consolidated financial statements

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                              1998            1997
                                                          -----------     -----------
CURRENT LIABILITIES:
    Notes payable                                         $   450,000     $   450,000
    Current maturities of capitalized lease obligation        168,836         214,826
    Accounts payable                                          636,986         864,353
    Deferred revenue                                        1,187,607       1,074,006
    Accrued expenses:
      Compensation                                            546,041         371,016
      Other                                                   320,187         247,855
                                                          -----------     -----------

       Total current liabilities                            3,309,657       3,222,056
                                                          -----------     -----------

LONG-TERM CAPITALIZED LEASE OBLIGATION                                        161,537
                                                          -----------     -----------



COMMITMENTS AND CONTINGENCIES (NOTE 7 AND 11)


STOCKHOLDERS' DEFICIT:
    Common stock, $0.001 par; 200,000,000 shares
     authorized 9,886,641 and shares issued and
     outstanding                                                9,887           9,887
    Additional paid-in capital                              4,906,736       4,831,071
    Accumulated deficit                                    (7,052,134)     (6,912,585)
                                                          -----------     -----------

                                                           (2,135,511)     (2,071,627)
                                                          -----------     -----------

                                                          $ 1,174,146     $ 1,311,966
                                                          ===========     ===========

                        CENTURY PARK PICTURES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        SEPTEMBER 30, 1998, 1997 AND 1996

                                                           1998            1997            1996
                                                       -----------     -----------     -----------
REVENUE:
    Admission revenues                                 $         0     $         0     $   362,266
    Food, beverage and merchandise sales                                                    20,767
                                                       -----------     -----------     -----------

                                                                 0               0         383,033
                                                       -----------     -----------     -----------
OPERATING COSTS AND EXPENSES:
    Performers' compensation                                                               476,226
    Other production costs                                                                  78,990
    Administration                                         221,883         297,851       1,797,131
    Depreciation and amortization                              942           1,920           1,920
                                                       -----------     -----------     -----------

                                                           222,825         299,771       2,354,267
                                                       -----------     -----------     -----------

OPERATING LOSS                                            (222,825)       (299,771)     (1,971,234)
                                                       -----------     -----------     -----------

NONOPERATING INCOME (EXPENSE):
    Interest expense                                       (98,313)        (91,981)        (17,758)
    Other income                                            12,440               4             899
                                                       -----------     -----------     -----------

                                                           (85,873)        (91,977)        (16,859)
                                                       -----------     -----------     -----------

LOSS FROM CONTINUING OPERATIONS                           (308,698)       (391,748)     (1,988,093)
                                                       -----------     -----------     -----------

DISCONTINUED OPERATIONS (SEE NOTE 13):
    Income (loss) from operations of ITC (less
      applicable income taxes of $2,000, $2,100 and
      $2,000 for 1998, 1997 and 1996, respectively)        171,483           7,358        (206,288)
    Equity in net income (loss) from operations of
      WBPI (less applicable income taxes of $0)             (2,334)        (41,688)         42,397
                                                       -----------     -----------     -----------

NET LOSS                                               $  (139,549)    $  (426,078)    $(2,151,984)
                                                       ===========     ===========     ===========

Loss from continuing operations per share of
    common stock                                       $     (0.03)    $     (0.04)    $     (0.20)
                                                       ===========     ===========     ===========
Income (loss) from discontinued operations per
    share of common stock                              $      0.02     $      0.00     $     (0.02)
                                                       ===========     ===========     ===========

Net loss per share of common stock                     $     (0.01)    $     (0.04)    $     (0.22)
                                                       ===========     ===========     ===========

Weighted average number of common shares                 9,886,641       9,886,641       9,751,594
                                                       ===========     ===========     ===========

                 See notes to consolidated financial statements
                                                                               3

                        CENTURY PARK PICTURES CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                 YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996

                                     Common Stock Issued         Additional
                                 ---------------------------       Paid-In      Accumulated
                                    Shares         Amount          Capital         Deficit         Total
                                 -----------     -----------     -----------    -----------     -----------
Balance, September 30, 1995        8,636,952     $     8,637     $ 3,682,431    $(4,334,523)    $  (643,455)

        Exercise of warrants       1,249,689           1,250         311,174                        312,424

        Advances from officer                                        580,300                        580,300

        Net loss                                                                 (2,151,984)     (2,151,984)
                                 -----------     -----------     -----------    -----------     -----------

Balance, September 30, 1996        9,886,641           9,887       4,573,905     (6,486,507)     (1,902,715)

        Advances from officer                                        257,166                        257,166

        Net loss                                                                   (426,078)       (426,078)
                                 -----------     -----------     -----------    -----------     -----------

Balance, September 30, 1997        9,886,641           9,887       4,831,071     (6,912,585)     (2,071,627)

        Advances from officer                                         75,665                         75,665

        Net loss                                                                   (139,549)       (139,549)
                                 -----------     -----------     -----------    -----------     -----------

Balance, September 30, 1998        9,886,641     $     9,887     $ 4,906,736    $(7,052,134)    $(2,135,511)
                                 ===========     ===========     ===========    ===========     ===========

                 See notes to consolidated financial statements
                                                                               4

                        CENTURY PARK PICTURES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996

                           INCREASE (DECREASE) IN CASH

                                                                        1998           1997             1996
                                                                    -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Continuing operations:
      Net loss                                                      $  (308,698)    $  (391,748)    $(1,988,093)
      Adjustments to reconcile net loss to net cash
       used in operating activities:
        Depreciation                                                        942           1,920           1,919
        Loss on disposal of property and equipment
        (Increase) decrease in assets:
           Prepaid expenses                                                                              10,581
        Increase (decrease) in liabilities:
           Accounts payable                                             (61,378)        (12,902)        342,419
           Accured expenses                                             224,593         101,909         183,790
                                                                    -----------     -----------     -----------

         CASH USED IN CONTINUING OPERATIONS BEFORE
           INCOME TAXES                                                (144,541)       (300,821)     (1,449,384)
                                                                    -----------     -----------     -----------

    Discontinued operations (See Note 13):
      Net income (loss)                                                 169,149         (34,330)       (163,891)
      Adjustments to reconcile net loss to net cash provided by
       operating activities:
        Depreciation                                                    338,568         295,685         290,709
        Amortization                                                     22,238          20,366          24,110
        Loss on disposal of property and equipment                       15,112                             513
        Equity in net (income) loss of unconsolidated subsidiary            709          41,688         (42,397)
        (Increase) decrease in assets:
           Accounts receivable                                          (24,368)        112,821        (137,267)
           Inventories                                                   (3,515)          6,950          (7,867)
           Deferred shows costs                                         (52,808)        (17,692)         36,325
           Prepaid expenses                                             (14,946)         (6,109)         (2,621)
        Increase (decrease) in liabilities:
           Accounts payable                                            (165,989)        (53,886)         84,604
           Deferred revenue                                             113,601         (16,495)        241,889
           Accured expenses                                              22,764         (59,891)         42,143
                                                                    -----------     -----------     -----------

         CASH PROVIDED BY DISCONTINUED OPERATIONS BEFORE
           INCOME TAXES                                                 420,515         289,107         366,250
                                                                    -----------     -----------     -----------

            NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         275,974         (11,714)     (1,083,134)
                                                                    -----------     -----------     -----------

                 See notes to consolidated financial statements

                                                                      1998            1997           1996
                                                                  -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Continuing operations:
     Cash paid for preacquisition costs                           $               $               $    35,708
    Discontinued operations:
     Purchases of property, plant, and equipment                     (159,580)        (25,023)        (41,245)
     (Increase) decrease in due from unconsolidated subsidiary          1,625                          (1,918)
                                                                  -----------     -----------     -----------

            NET CASH USED IN INVESTING ACTIVITIES                    (157,955)        (25,023)         (7,455)
                                                                  -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Continuing operations:
     Net borrowing on short-term notes                                                                400,000
     Increase in advances from related parties                                                         26,453
     Advances from officer                                             75,665         253,483         580,300
     Net proceeds received on issurance of common stock                                               312,424
    Discontinued operations:
     Advances to officer                                                              (15,000)
     Excess of outstanding checks over bank balance                                                  (122,659)
     Net borrowing on short-term notes                                                                 50,000
     Payments on long-term capitalized lease obligation              (207,527)       (200,126)       (158,807)
                                                                  -----------     -----------     -----------

        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITES           (131,862)         38,357       1,087,711
                                                                  -----------     -----------     -----------

NET INCREASE (DECREASE) IN CASH                                       (13,843)          1,620          (2,878)
                                                                  -----------     -----------     -----------

CASH AT BEGINNING OF YEAR                                              30,820          29,200          32,078
                                                                  -----------     -----------     -----------

CASH AT END OF YEAR                                               $    16,977     $    30,820     $    29,200
                                                                  ===========     ===========     ===========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid during the year for interest                        $    46,593     $   100,359     $   103,982
                                                                  ===========     ===========     ===========

    Cash paid during the year for income taxes                    $     2,000     $     2,100     $     2,000
                                                                  ===========     ===========     ===========

                        CENTURY PARK PICTURES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996


1.      DESCRIPTION OF BUSINESS AND CONSOLIDATION:

        CENTURY PARK PICTURES CORPORATION (the Company) is engaged in the development, production, and marketing of entertainment properties.

        International Theatres Corporation (ITC), a 100 percent owned subsidiary, owns and operates the Chanhassen Dinner Theatres in Chanhassen, Minnesota (see Note 13). During the normal course of business, ITC grants credit to its corporate clients. ITC performs on-going credit evaluations of its customers' financial condition and generally requires no collateral from them. Due to the nature of its business, the Company believes that no allowance for uncollectable amounts is necessary.

        Minnesota Arena Football, Inc. dba Minnesota Fighting Pike (Pike), a 100 percent owned subsidiary, was an indoor professional football team that the Company obtained the rights to during the fiscal year ended September 30, 1996. The Pike ceased operations on August 31, 1996. The net loss generated by the Pike was $1,484,961 for the fiscal year ended September 30, 1996 with additional losses of $104,582 and $48,019 for the fiscal years ended September 30, 1997 and 1998 respectively. Management has not adopted a formal plan to dispose of the Pike.

        The Company has a 30 percent investment in Willy Bietak Productions, Inc. (WBPI), which produces touring ice shows and theme shows appearing in shopping malls, theatres, casinos, arenas, and major amusement parks throughout the United States (see Note 13).

        Principals of consolidation:
          The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ITC and Pike. All significant intercompany transactions and balances have been eliminated in consolidation.

        Investment in common stock of WBPI:
          The Company uses the equity method of accounting for its 30 percent investment in WBPI. Under this method, the Company's equity in the earnings or losses of the investee is reported currently in the Company's earnings. However, losses of the investee are reported only to the extent of the carrying amount of the investment plus any Company advances or commitments.

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

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        Cash:
          The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.

        Inventories:
          Inventories consist primarily of food and beverages and are stated at the lower of cost or market using the first-in, first-out method.

        Property, plant, and equipment:
          Property and equipment are stated at the lower of depreciated cost or net realizable value. Depreciation is computed using the straight-line and various accelerated methods over the following estimated useful lives:

                                                          Years
                                                          -----
              Leasehold interest in building                  6
              Equipment                                     3-7
              Furniture and fixtures                        3-7

        Income taxes:
          Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the bases of property, plant, and equipment and accrued vacation for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future federal income taxes.

        Advertising costs:
          Advertising costs are charged to operations when the advertising first takes place. Advertising expense for the periods ended September 30, 1998, 1997 and 1996 was $621,204, $661,468 and $952,117, respectively.

        Intangibles:
          Costs in excess of net assets of business acquired is being amortized on the straight-line basis over 25 years

        Earnings per share:
          During the year ended September 30, 1998, the Company adopted FASB Statement No. 128 EARNINGS PER Share. Statement No. 128 simplifies the computation of earnings per share and makes it comparable to international standards. Primary earnings per share using common stock equivalents is eliminated and replaced by basic earnings per share, which reflects no dilution.

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        Earnings per share (continued):
          Statement No. 128 requires all prior-period earnings per share data to be restated to conform to the statement. The Company's basic earnings per share amounts calculated under Statement No. 128 were the same as primary earnings per share presented in prior years financial statements.

          The Company's net loss per share is computed based upon the weighted average number of common shares outstanding during the year using the treasury stock method. The Company is not required to present diluted earnings per share as these potential common shares would be anti-dilative. Dilutive common equivalent shares consist of stock options and convertible debt.

        Comprehensive income:
          During the year ended September 30, 1998, the Company adopted FASB Statement No. 130, REPORTING COMPREHENSIVE INCOME. Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

          There were no items of comprehensive income for the years ended September 30, 1998, 1997 or 1996.

3.      RELATED PARTY TRANSACTIONS:

        During the years ended September 30, 1998 and 1997, the Company's chief executive officer (CEO) provided short-term advances of $75,665 and $257,166, respectively to the Company. This amount is required to be reported as additional paid-in capital in the accompanying consolidated financial statements. The advances contain specific repayment provisions and when repayments occur, there will be a reduction of additional paid-in capital. The advances are secured by the Company's shares of stock in ITC (see Note 13). A summary of additional paid-in capital is as follows as of September 30, 1998:

              Advances from officer                    $  913,131
              Other paid-in capital                     3,993,605
                                                       ----------

              Total additional paid-in capital         $4,906,736
                                                       ==========

        As of September 30, 1998 and 1997, the Company owed the Company's CEO $227,500 and $152,500, respectively for cumulative accrued salary. These amounts are included in accrued expenses on the accompanying consolidated balance sheets.

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996


4.      INVESTMENT IN UNCONSOLIDATED SUBSIDIARY:

        Condensed financial information of WBPI as of September 30, 1998 and 1997, and for each of the years ended September 30, 1998, 1997, and 1996, is as follows:

                                                   1998            1997            1996
                                               -----------     -----------     -----------
        BALANCE SHEET
           Total current assets                $    71,595     $    65,866     $
           Total noncurrent assets                 512,595         582,828
           Total current liabilities               220,757         710,625
           Total noncurrent liabilities            433,145               0
           Equity                                  (69,712)        (61,931)

        OPERATIONS
           Admissions revenues                 $ 2,783,839     $ 2,520,646     $ 3,325,250
           Operating costs                       2,221,433       2,173,233       2,821,097
           General and administrative costs        602,161         462,471         368,660
           Nonoperating income                      32,142           2,419           7,128
           Income tax expense                          168          26,319           1,297
                                               -----------     -----------     -----------

           Net income (loss)                   $    (7,781)    $  (138,958)    $   141,324
                                               ===========     ===========     ===========

5.      NOTES PAYABLE:

        The Company has notes payable to various individuals totaling $400,000 at September 30, 1998 and 1997. The notes bear interest at the rate of 12% to 15% and are secured by the Company's right, title, and interest in the Pike. The notes matured between June and December 1996. The notes are convertible into common stock of the Company. These notes are in default at September 30, 1998 and 1997. As of September 30, 1998, the holders of the notes had not exercised their right to convert.

        ITC had an available line of credit with a bank totaling $50,000 at September 30, 1998 and 1997. The line of credit bears interest at the rate of 2.5% over the bank's base rate and the amount outstanding at September 30, 1998 and 1997 was $50,000 each year. The line of credit is secured by all ITC assets and matures April 1999.

        ITC also has a standby letter of credit of $50,000 for the actor's union. There were no amounts outstanding on the letter of credit at September 30, 1998 and 1997.

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996


6.      INCOME TAXES:

        The Company's net deferred tax assets and liabilities consisted of the following at September 30:

                                                                        1998
                                                    -------------------------------------------
                                                      Federal          State            Total
                                                    -----------     -----------     -----------
        Deferred tax assets:
            Other (current)                         $   142,000     $    47,000     $   189,000
            Property and equipment (non-current)        444,000         148,000         592,000
            Net operating loss carryforwards
               (non-current)                          1,082,000         428,000       1,510,000
                                                    -----------     -----------     -----------
                                                      1,668,000         623,000       2,291,000

            Valuation allowance                      (1,668,000)       (623,000)     (2,291,000)
                                                    -----------     -----------     -----------

                                                    $         0     $         0     $         0
                                                    ===========     ===========     ===========

        Deferred tax liabilities                    $         0     $         0     $         0
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
                                                    ===========     ===========     ===========

        During the years ended September 30, 1998 and 1997, the Company recorded valuation allowances of $2,291,000 and $2,251,000, respectively, on the deferred tax assets to reduce the total amounts that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. There was no other activity in the valuation allowance accounts.

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996


6.      INCOME TAXES (CONTINUED):

        The Company has loss carryforwards totaling approximately $3,608,000 that may be offset against future taxable income. If not used, the carryfowards will expire as follows:

                     Expiration Date                Amount
                     ---------------             ----------
                           2008                  $  401,000
                           2009                     331,000
                           2010                     747,000
                           2011                   1,969,000
                           2012                     160,000
                                                 ----------
                                                 $3,608,000
                                                 ==========

        The Company's provision for income taxes differs from applying the U.S. federal income tax rate of 34% to income before income taxes. A reconciliation between taxes computed at the federal statutory rate and the consolidated effective rate is as follows for the years ended September 30:

                                                             1998         1997          1996
                                                          ---------     ---------     ---------
        Income tax benefit from continuing
           operations at federal statutory rates          $(105,000)    $(133,000)    $(676,000)

        Income tax expense (benefit) from
          discontinued operations at federal
          statutory rates                                    58,000       (12,000)      (55,000)
        States taxes                                          2,000         2,100         2,000
        Effect of limiting tax credit on net
            operating losses from continuing
            operations to taxes paid                        105,000       133,000       676,000
        Effect of limiting tax credit on net operating
          (income) losses from discontinued
          operations to taxes paid                          (58,000)       12,000        55,000
                                                          ---------     ---------     ---------

                                                          $   2,000     $   2,100     $   2,000
                                                          =========     =========     =========

7.      COMMITMENTS AND CONTINGENCIES:

        Operating leases:
          The Company leases the land used in the operations of ITC and certain office equipment under noncancelable operating leases (see Note 13). The lease for the land expires May 31, 1999 and has two five-year renewal options. The lease terms for the office equipment vary from 60 to 72 months.

          The Company leases office space under a noncancelable operating lease that expires April 30, 1999. There is an option to renew the lease for an additional five years at an increased monthly rental. The space has been sub-leased to a Company owned by the Company's CEO. The Company incurred no expense related to this lease during the fiscal year ended September 30, 1998.

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996


7.      COMMITMENTS AND CONTINGENCIES (CONTINUED):

        Operating leases (continued):
          Total rent expense under the above leases for the years ended September 30, 1998, 1997, and 1996, was $271,138, $301,453, and
          $292,669, respectively. Future minimum rental payments required under these leases at September 30, 1998 are as follows:

                  Year ending September 30:

                            1999                      $  213,040
                            2000                          16,469
                            2001                           6,533
                            2002                           5,656
                            2003                           4,023
                                                      ----------

                                                      $  245,721
                                                      ==========

        Capitalized leases:
          The Company leases the buildings used in the operations of ITC under a capitalized lease (see Note 13). The lease expires May 1999 with two five-year renewal options. In addition, the lease provides for options, which expire on May 31, 1999, to purchase the land and buildings.

          The Company also leases a ticketing system used in the operations of ITC under a capitalized lease (see Note 13). The lease expires in 1999.

          Amortization expense was $172,655, $171,429, and $171,429 for the years ended September 30, 1998, 1997, and 1996, respectively and is included in depreciation expense on the accompanying financial statements.

          The following is a summary of leased assets and lease obligations included on the consolidated balance sheets at September 30:

                                                    1998              1997
                                                 -----------      -----------

             Leasehold interest in building      $ 1,000,000      $ 1,000,000
             Equipment                                17,169
                                                 -----------      -----------

                                                   1,017,169        1,000,000

             Less accumulated amortization           886,940          714,286
                                                 -----------      -----------

                Net unamortized value            $   130,229      $   285,714
                                                 ===========      ===========

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996


7.      COMMITMENTS AND CONTINGENCIES (CONTINUED):

        Capitalized lease (continued):
          Future minimum payments required under the lease together with the present value as of September 30, 1998 are as follows:

                    Year ending September 30:
                         1999                                     $  178,593
                                                                  ----------

                    Total minimum lease payments                     178,593

                    Less amount representing interest                  9,757
                                                                  ----------

                    Present value of net minimum lease payments      168,836

                    Less current portion                             168,836
                                                                  ----------

                    Long-term portion                             $        0
                                                                  ==========

8.      STOCKHOLDER'S DEFICIT:

        Exercise of warrants:
          During the year ended September 30, 1993, the Company completed a private placement of 1,500,000 units, each consisting of two shares of common stock and a two-year warrant for the purchase of two additional shares of common stock at an exercise price of $1.50 per share. During fiscal year ended September 30, 1995, the Company extended the exercise date on these warrants to December 18, 1995, and reduced the exercise price from $1.50 to $0.25 per share.

          During the year ended September 30, 1996, warrants to purchase 1,249,692 shares of common stock were exercised.

        Stock options:
          The Company issued options to purchase up to 10,000 shares of common stock of the Company to three of its directors. The exercise price is $1.50 per share. These options expired February 24, 1998.

9.      RETIREMENT PLANS:

        ITC has a 401(k) incentive savings plan covering substantially all of its non-union employees. Eligible employees may defer up to 10% of their compensation to the plan. ITC will match 25% of the employees' contribution up to 6% of the employees' compensation.

        ITC also contributes to a retirement plan established by the union for its employees who are represented by a collective bargaining unit. The required contribution is 8% of gross wages.

        For the years ended September 30, 1998, 1997, and 1996. ITC's contribution to the plans were $29,312, $26,114, and $89,326, respectively

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996


10.     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

        Non-cash transactions:
          During the year ended September 30, 1997 an officer of the Company assumed $18,683 of obligations due to non-related parties. This amount is included in advances from officer on the accompanying financial statements. There were no non-cash transactions for the years ended September 30, 1998 and 1996.

11.     CORPORATE LIQUIDITY:

        During the fiscal years ended September 30, 1998, 1997, and 1996, the Company incurred substantial losses of $139,549, $426,078, and $2,151,984, respectively, and has a working capital deficit as of September 30, 1998, and 1997 of $3,006,272 and $2,998,840, respectively.
        The impact of these losses is to limit the liquidity and available cash resources for operations.

        During the fiscal years ended September 30, 1998, 1997, and 1996, the Company's CEO made cash advances to the Company in order to meet cash flow needs. These advances are secured by the Company's shares of stock in ITC (see Note 3). Subsequent to September 30, 1998, the Company's management, with approval by the Board of Directors, transferred the assets and operations of ITC and the Company's investment in WBPI to the CEO as partial repayment of the advances made to the Company (see Note
        13). This left the Company with no on-going operating business or operating assets. All that remains are the liabilities of Pike and the Company.

        The Company's operations exclusive of its subsidiaries consist of acquisition searches and certain administrative costs, both of which could be scaled back and/or financed by the Company's CEO and major stockholder (see Note 3). Management intends to purchase a Company that will have sufficient cash to operate in the 1999 fiscal year.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS:

        The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are as follows at September 30:

                                       1998                      1997
                              ---------------------     ----------------------
                               Carrying     Fair         Carrying      Fair
                               Amount       Value        Amount        Value
                              ---------------------     ----------------------
        Assets:
           Cash               $  16,977   $  16,977     $  30,820    $  30,820
        Liabilities:
           Notes payable        450,000     450,000       450,000      450,000

        The carrying amounts of cash and the short-term notes payable approximate fair values.

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996


13.     SUBSEQUENT EVENT:

        On December 17, 1998 the Board of Directors passed a resolution to transfer the Company's interest in ITC and WBPI to the Company's CEO as repayment of $100,000 in advances the Company's CEO made to the Company (see Note 3). In setting the $100,000 amount, the Board of Directors obtained and relied upon an independent market analysis of ITC and WBPI.

        On December 31, 1998 the Company's CEO forgave the remainder of the advances of approximately $800,000 owed to him by the Company.

        The net assets of ITC and WBPI at September 30, 1998 are as follows:

            Cash                                                    $    16,667
            Accounts receivable                                          70,043
            Inventories                                                  45,771
            Deferred show costs                                          74,525
            Due from related parties                                    139,755
            Due from unconsolidated subsidiary                              293
            Due from officer                                             15,000
            Prepaid expenses                                             94,850
            Property, plant, and equipment - net                        481,947
            Cost in excess of net assets of business acquired - net     388,814
            Notes payable                                               (50,000)
            Current maturities of capitalized lease obligation         (168,836)
            Accounts payable                                           (353,326)
            Deferred revenue                                         (1,187,607)
            Accrued expenses:
            Compensation                                               (191,541)
            Other                                                      (112,436)
                                                                    -----------

                                                                    $  (736,081)
                                                                    ===========

        The effect on the September 30, 1999 financial statements will be to reclassify approximately $900,000 out of additional paid-in capital and recognize a gain from debt forgiveness of approximately $800,000.