Form 10-Q
period 1998-12-31
CENTURY PARK PICTURES CORP
filed 1999-05-25
CIK 728387

CONFORMED COPY


                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                QUARTERLY REPORT

              Pursuant to Section 13 or 15(d) of the Securities and
                              Exchange Act of 1934


                       For Quarter ended December 31, 1998


                        CENTURY PARK PICTURES CORPORATION

             (Exact name of registrant as specified in its charter)



        Minnesota                     0-14247                        41-1458152
 ----------------------        ----------------------             -------------
(State of Incorporation)      (Commission File Number)           (IRS ID Number)



4701 IDS Center, Minneapolis, Minnesota                                   55402
---------------------------------------                                --------
(Address of principal executive offices)                              (zip code)


Registrant's telephone number, including area code:               (612) 333-5100
                                                                   -------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months and (2) has been subject to such filing
requirements for the past ninety (90) days.           _X_ Yes   ___ No

As at December 31, 1998, 9,886,641 common shares, $.001 par value, were outstanding.

                          PART I   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

        This information is included following "Index to Consolidated Financial Statements".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                   OPERATIONS

Period Ended December 31, 1998 compared to Period Ended December 31, 1997.

Due to the disposal of International Theatres Corporation (ITC) and Willy Bietak Productions, Inc (WBPI), their respective revenues and expenses have been classified as discontinued operations. Continuing operations consisted primarily of administrative expenses and interest expense. Administrative expenses were $2,690 for 1998 compared to $36,128 for 1997. The decrease is primarily due to the reduction of office rent resulting from subleasing office space to a company owned by the Company's CEO. Interest expense was $15,000 for 1998 and 1997, representing interest accruing on notes payable.

Period Ended December 31, 1997 compared to Period Ended December 31, 1996.

Continuing operations for 1996 included administrative expenses attributable to the operations of the Pike. There were no other operations related to the Pike since 1996. Administrative expenses were $36,128 for 1997 compared to $60,872 for 1996. The decrease is primarily due to the elimination of expenses relative to the Pike after 1996. Interest expense was $15,000 for 1997 compared to $12,167 for 1996 and consisted primarily of interest accruing on notes payable.


                        LIQUIDITY AND SOURCES OF CAPITAL

Cash used in operating activities of continuing operations for the quarter ended December 31, 1998, was $73,366 compared to $42,457 for the comparable prior year period. The primary use of cash in operating activities was the reduction of accounts payable and accrued expenses. Cash flows from investing and financing activities during the quarter ended December 31, 1998, were attributable to discontinued operations.

At December 31, 1998, the Company had a working capital deficit of ($1,189,188) and cash of $120. The working capital deficit at December 31, 1998, was primarily comprised of notes payable of $400,000, accounts payable and accrued expenses of $435,734, and accrued compensation of $354,500. Approximately $302,000 of the accounts payable and accrued expenses relate to The Pike. Management believes that a significant portion of these obligations would be discharged upon liquidation as discussed below.

The Company intends to continue to seek out potential acquisitions. It is probable that any significant acquisitions would require long-term financing. However, there are no assurances that the Company will complete any acquisitions or that it will obtain financing under terms acceptable to the Company.

The Company had no material commitments for capital expenditures as of December 31, 1998 and capital expenditures for the remainder of fiscal 1999 are expected to be immaterial.

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

The Company's independent auditors issued their opinion on the consolidated financial statements as of September 30, 1998, wherein they added an additional paragraph which raised substantial doubt as to the Company's ability to continue as a going concern.

Since the Company has no operations as of December 31, 1998, Management believes its current cash position will be sufficient to satisfy working capital requirements for fiscal 1999. However, the Company would require capital from sources yet to be determined to fund costs relative to investigating potential acquisitions.

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

Dated as of April 30, 1999.
                                               CENTURY PARK PICTURES CORPORATION

                                                     By:/s/ Thomas K. Scallen
                                                        Thomas K. Scallen
                                                        Chief Executive Officer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


1.      Consolidated Balance Sheets                                          F-1

2.      Consolidated Statements of Operations                                F-2

3.      Consolidated Statements of Cash Flows                                F-3

4.      Notes to Consolidated Financial Statements                           F-4

               CENTURY PARK PICTURES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    December 31, 1998 and September 30, 1998
                                   (Unaudited)

                                     ASSETS                                  Decenber 31,     September 30,
                                                                                 1998              1998
                                                                             -----------       -----------
CURRENT ASSETS
      Cash                                                                   $       120       $    16,977
      Accounts receivable                                                             --            70,043
      Inventories                                                                     --            45,771
      Deferred show costs                                                             --            74,525
      Due from unconsolidated subsidiary                                              --               293
      Prepaid expenses                                                               926            95,776
                                                                             -----------       -----------
             Total current assets                                                  1,046           303,385
                                                                             -----------       -----------

PROPERTY AND EQUIPMENT, at cost
      Leasehold interest in building                                                  --         1,000,000
      Equipment                                                                       --           636,728
      Furniture and fixtures                                                      94,077           454,414
                                                                             -----------       -----------
                                                                                  94,077         2,091,142
      Less accumulated depreciation                                               94,077         1,609,195
                                                                             -----------       -----------
                                                                                      --           481,947
                                                                             -----------       -----------
INTANGIBLES
      Cost in excess of net assets acquired, net of amortization                      --           388,814
                                                                             -----------       -----------
                                                                                      --           388,814
                                                                             -----------       -----------

                                                                             $     1,046       $ 1,174,146
                                                                             ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
      Notes payable                                                          $   400,000       $   450,000
      Current maturities of capitalized lease obligations                             --           168,836
      Accounts payable                                                           283,659           636,986
      Deferred revenue                                                                --         1,187,607
      Accrued compensation                                                       354,500           546,041
      Accrued expenses                                                           152,075           320,187
                                                                             -----------       -----------
               Total current liabilities                                       1,190,234         3,309,657
                                                                             -----------       -----------

STOCKHOLDERS' EQUITY (DEFICIT)
      Common stock, par value $.001 per share; authorized
          200,000,000 shares; issued and outstanding  9,886,641 shares;            9,887             9,887
      Additional paid in capital                                               3,993,605         4,906,736
      Accumulated deficit                                                     (5,192,680)       (7,052,134)
                                                                             -----------       -----------
                                                                              (1,189,188)       (2,135,511)
                                                                             ===========       ===========

                                                                             $     1,046       $ 1,174,146
                                                                             ===========       ===========

                See Notes to Consolidated Financial Statements.

               CENTURY PARK PICTURES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three-Month Periods Ended December 31, 1998 and 1997
                                   (Unaudited)

                                                                       Three-Month Periods
                                                                     1998              1997
                                                                 -----------       -----------
Operating Expenses
      General and administration                                 $     2,690       $    36,128
                                                                 -----------       -----------

           Operating loss                                             (2,690)          (36,128)

Interest expense                                                     (15,000)          (15,000)
                                                                 -----------       -----------

           Loss from continuing operations                           (17,690)          (51,128)
                                                                 -----------       -----------

Discontinued operations (Note 2)
      Income from operations of ITC                                   34,307            42,941
      Equity in loss from operations of WBPI                              --            (2,627)
      Gain on forgiveness of debt                                    986,307                --
      Gain on disposal of WBPI & ITC                                 856,530                --
                                                                 -----------       -----------

           Income from discontinued operations                     1,877,144            40,314
                                                                 -----------       -----------

           Income (loss) before income taxes                       1,859,454           (10,814)

Income taxes (Note 3)                                                     --                --
                                                                 -----------       -----------

           Net income (loss)                                     $ 1,859,454       $   (10,814)
                                                                 ===========       ===========

           Loss from continuing operations per share of
             common stock                                        $     (0.00)      $     (0.01)
                                                                 ===========       ===========

           Income from discontinued operations per share of
             common stock                                        $      0.19       $      0.00
                                                                 ===========       ===========

           Net income (loss) per share of common stock           $      0.19       $     (0.00)
                                                                 ===========       ===========

           Weighted average number of common shares                9,886,641         9,886,641

                See Notes to Consolidated Financial Statements.

               CENTURY PARK PICTURES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Three-Month Periods Ended December 31, 1998 and 1997
                                   (Unaudited)

                                                                                                       1998              1997
                                                                                                   -----------       -----------
CASH FLOWS FROM  OPERATING ACTIVITIES
       Continuing operations:
            Net loss                                                                               $   (17,690)      $   (51,128)
            Adjustments to reconcile net loss to cash
             provided by operating activities:
                 Depreciation and amortization                                                              --               942
                 Increase (Decrease) in-
                   Accounts payable and accrued expenses                                               (55,676)            7,729
                                                                                                   -----------       -----------

                       Cash used in continuing operations                                              (73,366)          (42,457)
                                                                                                   -----------       -----------

       Discontinued operations:
            Net income (loss)                                                                        1,877,144            40,314
            Adjustments to reconcile net loss to cash
             provided by operating activities:
                 Depreciation and amortization                                                          72,133           100,551
                 Gain on forgiveness of debt                                                          (986,307)               --
                 Gain on disposal of WBPI & ITC                                                       (856,530)               --
                 Net change in working capital components relative to discontinued operations           70,991           223,546
                                                                                                   -----------       -----------

                       Cash provided by discontinued operations                                        177,431           364,411
                                                                                                   -----------       -----------

                       Net cash provided by operating activities                                       104,065           321,954
                                                                                                   -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
            Purchase of property and equipment                                                         (35,608)          (68,435)
                                                                                                   -----------       -----------

                       Net cash used in investing activities                                           (35,608)          (68,435)
                                                                                                   -----------       -----------


CASH FLOWS FROM FINANCING ACTIVITIES
            Decrease in notes payable                                                                  (25,000)          (50,000)
            Reduction of long-term capitalized lease obligations                                       (60,314)          (39,241)
                                                                                                   -----------       -----------

                       Net cash used in financing activities                                           (85,314)          (89,241)
                                                                                                   -----------       -----------

                       Net increase (decrease) in cash                                                 (16,857)          164,278

                       Cash, beginning of period                                                        16,977            30,820
                                                                                                   -----------       -----------

                       Cash, end of period                                                         $       120       $   195,098
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

Note 2.  Discontinued Operations:

On December 17, 1998 the Board of Directors passed a resolution to transfer the Company's interest in ITC and WBPI to the Company's CEO as repayment of $100,000 in advances the Company's CEO made to the Company. In setting the $100,000 amount, the Board of Directors obtained and relied upon an independent market analysis of ITC and WBPI. Because of the net deficit position of ITC and WBPI as of December 17, 1998, the transfer resulted in a gain on disposal of $856,530.

On December 31, 1998 the Company's CEO forgave the remainder of the advances and related accrued interest totaling $986,307.

Note 3.  Income Taxes

The accompanying financial statements reflect no income tax expense due to the anticipated utilization of net operating loss carryforwards.