Form 10-Q
period 1999-03-31
CENTURY PARK PICTURES CORP
filed 1999-05-25
CIK 728387

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                QUARTERLY REPORT

              Pursuant to Section 13 or 15(d) of the Securities and
                              Exchange Act of 1934


                        For Quarter ended March 31, 1999


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

As at March 31, 1999, 9,886,641 common shares, $.001 par value, were outstanding.

                          PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         This information is included following "Index to Consolidated Financial Statements".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                   OPERATIONS

Period Ended March 31, 1999 compared to Period Ended March 31, 1998.

Due to the disposal of International Theatres Corporation (ITC) and Willy Bietak Productions, Inc (WBPI) in the first quarter, their respective revenues and expenses have been classified as discontinued operations. Continuing operations consisted primarily of administrative expenses and interest expense. Administrative expenses were a net credit of $(463) for the quarter ended March 31, 1999 compared to $76,216 for 1998. The net credit in 1999 was due to a rent credit received during the quarter ended March 31, 1999. The decrease in administrative expenses from 1998 is primarily due to the reduction of office rent resulting from subleasing office space to a company owned by the Company's CEO. Interest expense was $15,000 for 1998 and 1997, representing interest accruing on notes payable.

Period Ended March 31, 1998 compared to Period Ended March 31, 1997.

Administrative expenses were $76,216 for 1998 compared to $54,189 for 1997. The increase is primarily due to expenses relative to administative costs of discontinued operations absorbed by the Company and efforts in searching for potential acquisitions. Interest expense was $15,000 for 1998 compared to $11,625 for 1997 and consisted primarily of interest accruing on notes payable.

                        LIQUIDITY AND SOURCES OF CAPITAL

Cash used in operating activities of continuing operations for the six-months ended March 31, 1999, was $72,903 compared to $47,903 for the comparable prior year period. The primary use of cash in operating activities was the reduction of accounts payable and accrued expenses. Cash flows from investing and financing activities during the six-months ended March 31, 1999, were primarily attributable to discontinued operations.

At March 31, 1999, the Company had a working capital deficit of ($1,203,525) and cash of $783. The working capital deficit at March 31, 1999, was primarily comprised of notes payable of $400,000, accounts payable and accrued expenses of $435,734, and accrued compensation of $354,500. Approximately $302,000 of the accounts payable and accrued expenses relate to The Pike. Management believes that a significant portion of these obligations would be discharged upon liquidation as discussed below.

The Company intends to continue to seek out potential acquisitions. It is probable that any significant acquisitions would require long-term financing. However, there are no assurances that the Company will complete any acquisitions or that it will obtain financing under terms acceptable to the Company.

The Company had no material commitments for capital expenditures as of March 31, 1999 and capital expenditures for the remainder of fiscal 1999 are expected to be immaterial.

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

Since the Company has no operations as of March 31, 1999, Management believes its current cash position will be sufficient to satisfy working capital requirements for fiscal 1999. However, the Company would require capital from sources yet to be determined to fund costs relative to investigating potential acquisitions.

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


1.  Consolidated Balance Sheets                                              F-1

2.  Consolidated Statements of Operations                                    F-2

3.  Consolidated Statements of Cash Flows                                    F-3

4.  Notes to Consolidated Financial Statements                               F-4

               CENTURY PARK PICTURES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1999 and September 30, 1998
                                   (Unaudited)

                                     ASSETS                                  Decenber 31,      September 30,
                                                                                 1998              1998
                                                                             -----------       -----------
CURRENT ASSETS
      Cash                                                                   $       783       $    16,977
      Accounts receivable                                                             --            70,043
      Inventories                                                                     --            45,771
      Deferred show costs                                                             --            74,525
      Due from unconsolidated subsidiary                                              --               293
      Prepaid expenses                                                               926            95,776
                                                                             -----------       -----------
             Total current assets                                                  1,709           303,385
                                                                             -----------       -----------

PROPERTY AND EQUIPMENT, at cost
      Leasehold interest in building                                                  --         1,000,000
      Equipment                                                                       --           636,728
      Furniture and fixtures                                                      94,077           454,414
                                                                             -----------       -----------
                                                                                  94,077         2,091,142
      Less accumulated depreciation                                               94,077         1,609,195
                                                                             -----------       -----------
                                                                                      --           481,947
                                                                             -----------       -----------
INTANGIBLES
      Cost in excess of net assets acquired, net of amortization                      --           388,814
                                                                             -----------       -----------
                                                                                      --           388,814
                                                                             -----------       -----------

                                                                             $     1,709       $ 1,174,146
                                                                             ===========       ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
      Notes payable                                                          $   400,000       $   450,000
      Current maturities of capitalized lease obligations                             --           168,836
      Accounts payable                                                           283,659           636,986
      Deferred revenue                                                                --         1,187,607
      Accrued compensation                                                       354,500           546,041
      Accrued expenses                                                           167,075           320,187
                                                                             -----------       -----------
               Total current liabilities                                       1,205,234         3,309,657
                                                                             -----------       -----------

STOCKHOLDERS' EQUITY (DEFICIT)
      Common stock, par value $.001 per share; authorized
          200,000,000 shares; issued and outstanding  9,886,641 shares;            9,887             9,887
      Additional paid in capital                                               3,993,805         4,906,736
      Accumulated deficit                                                     (5,207,217)       (7,052,134)
                                                                             -----------       -----------
                                                                              (1,203,525)       (2,135,511)
                                                                             -----------       -----------

                                                                             $     1,709       $ 1,174,146
                                                                             ===========       ===========

                See Notes to Consolidated Financial Statements.

               CENTURY PARK PICTURES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three-Month and Six-Month Periods Ended March 31, 1999 and 1998
                                   (Unaudited)

                                                                        Three-Month Periods                  Six-Month Periods
                                                                      1999              1998              1999              1998
                                                                  -----------       -----------       -----------       -----------
Operating Expenses
       General and administration                                 $      (463)      $    76,216             2,227           112,344
                                                                  -----------       -----------       -----------       -----------

            Operating income (loss)                                       463           (76,216)           (2,227)         (112,344)

Interest expense                                                      (15,000)          (15,000)          (30,000)          (30,000)
                                                                  -----------       -----------       -----------       -----------

            Loss from continuing operations                           (14,537)          (91,216)          (32,227)         (142,344)
                                                                  -----------       -----------       -----------       -----------

Discontinued operations (Note 2)
       Income from operations of ITC                                       --           (15,238)           34,307            27,703
       Equity in loss from operations of WBPI                              --                --                --            (2,627)
       Gain on forgiveness of debt                                         --                --           986,307                --
       Gain on disposal of WBPI & ITC                                      --                --           856,530                --
                                                                  -----------       -----------       -----------       -----------

            Income from discontinued operations                            --           (15,238)        1,877,144            25,076
                                                                  -----------       -----------       -----------       -----------

            Income (loss) before income taxes                         (14,537)         (106,454)        1,844,917          (117,268)

Income taxes (Note 3)                                                      --                --                --                --
                                                                  -----------       -----------       -----------       -----------

            Net income (loss)                                     $   (14,537)      $  (106,454)      $ 1,844,917       $  (117,268)
                                                                  ===========       ===========       ===========       ===========

            Loss from continuing operations per share of
              common stock                                        $     (0.00)      $     (0.01)      $     (0.00)      $     (0.01)
                                                                  ===========       ===========       ===========       ===========

            Income from discontinued operations per share of
              common stock                                        $        --       $     (0.00)      $      0.19       $      0.00
                                                                  ===========       ===========       ===========       ===========

            Net income (loss) per share of common stock           $     (0.00)      $     (0.01)      $      0.19       $     (0.01)
                                                                  ===========       ===========       ===========       ===========

            Weighted average number of common shares                9,886,641         9,886,641         9,886,641         9,886,641
                                                                  ===========       ===========       ===========       ===========

                See Notes to Consolidated Financial Statements.

               CENTURY PARK PICTURES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Six-Month Periods Ended March 31, 1999 and 1998
                                   (Unaudited)

                                                                                                       1999              1998
                                                                                                   -----------       -----------
CASH FLOWS FROM  OPERATING ACTIVITIES
       Continuing operations:
            Net loss                                                                               $   (32,227)      $  (142,344)
            Adjustments to reconcile net loss to cash
             provided by operating activities:
                 Depreciation and amortization                                                              --               942
                 Increase (Decrease) in-
                   Accounts payable and accrued expenses                                               (40,676)           93,499
                                                                                                   -----------       -----------

                       Cash used in continuing operations                                              (72,903)          (47,903)
                                                                                                   -----------       -----------

       Discontinued operations:
            Net income (loss)                                                                        1,877,144            25,076
            Adjustments to reconcile net loss to cash
             provided by operating activities:
                 Depreciation and amortization                                                          72,133           201,102
                 Gain on forgiveness of debt                                                          (986,307)               --
                 Gain on disposal of WBPI & ITC                                                       (856,530)               --
                 Net change in working capital components relative to discontinued operations           70,991           125,224
                                                                                                   -----------       -----------

                       Cash provided by discontinued operations                                        177,431           351,402
                                                                                                   -----------       -----------

                       Net cash provided by operating activities                                       104,528           303,499
                                                                                                   -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
            Purchase of property and equipment                                                         (35,608)         (100,038)
                                                                                                   -----------       -----------

                       Net cash used in investing activities                                           (35,608)         (100,038)
                                                                                                   -----------       -----------


CASH FLOWS FROM FINANCING ACTIVITIES
            Decrease in notes payable                                                                  (25,000)          (50,000)
            Capital contributed by officer                                                                 200                --
            Reduction of long-term capitalized lease obligations                                       (60,314)          (93,303)
                                                                                                   -----------       -----------

                       Net cash used in financing activities                                           (85,114)         (143,303)
                                                                                                   -----------       -----------

                       Net increase (decrease) in cash                                                 (16,194)           60,158

                       Cash, beginning of period                                                        16,977            30,820
                                                                                                   -----------       -----------

                       Cash, end of period                                                         $       783       $    90,978
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