Form 10-Q
period 1999-06-30
CENTURY PARK PICTURES CORP
filed 1999-08-16
CIK 728387

CONFORMED COPY


                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549



                                QUARTERLY REPORT

              Pursuant to Section 13 or 15(d) of the Securities and
                              Exchange Act of 1934


                         For Quarter ended June 30, 1999


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months and (2) has been subject to such filing requirements for the past ninety (90) days. x Yes _ No

As at June 30, 1999, 9,886,641 common shares, $.001 par value, were outstanding.

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

         This information is included following "Index to Consolidated Financial Statements".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                   OPERATIONS

Period Ended June 30, 1999 compared to Period Ended June 30, 1998.

Due to the disposal of International Theatres Corporation (ITC) and Willy Bietak Productions, Inc (WBPI) in the first quarter, their respective revenues and expenses have been classified as discontinued operations. Continuing operations consisted primarily of administrative expenses and interest expense. Administrative expenses were $730 for the quarter ended June 30, 1999 compared to $51,063 for 1998. The decrease in administrative expenses from 1998 is primarily due to the reduction of office rent resulting from subleasing office space to a company owned by the Company's CEO. Interest expense was $15,000 for 1999 and 1998, representing interest accruing on notes payable.


Period Ended June 30, 1998 compared to Period Ended June 30, 1997.

Administrative expenses were $51,063 for 1998 compared to $95,442 for 1997. The decrease is primarily due to nonrepeating administative costs of the Pike in 1998 as compared to 1997. Interest expense was $15,000 for 1998 compared to $10,000 for 1997 and consisted primarily of interest accruing on notes payable.


                        LIQUIDITY AND SOURCES OF CAPITAL

Cash used in operating activities of continuing operations for the nine-months ended June 30, 1999, was $73,633 compared to $69,216 for the comparable prior year period. The primary use of cash in operating activities was the reduction of accounts payable and accrued expenses. Cash flows from investing and financing activities during the nine-months ended June 30, 1999, were primarily attributable to discontinued operations.

At June 30, 1999, the Company had a working capital deficit of ($1,219,255) and cash of $53. The working capital deficit at June 30, 1999, was primarily comprised of notes payable of $400,000, accounts payable and accrued expenses of $465,734, and accrued compensation of $354,500. Approximately $302,000 of the accounts payable and accrued expenses relate to The Pike. Management believes that a significant portion of these obligations would be discharged upon liquidation as discussed below.

The Company intends to continue to seek out potential acquisitions. It is probable that any significant acquisitions would require long-term financing. However, there are no assurances that the Company will complete any acquisitions or that it will obtain financing under terms acceptable to the Company.

The Company had no material commitments for capital expenditures as of June 30, 1999 and capital expenditures for the remainder of fiscal 1999 are expected to be immaterial.

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

Since the Company has no operations as of June 30, 1999, the Company would require capital from sources yet to be determined to satisfy its working capital requirements and to fund costs relative to investigating potential acquisitions.

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

Dated as of August 11, 1999.
                                               CENTURY PARK PICTURES CORPORATION

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


1.       Consolidated Balance Sheets                                        F-1

2.       Consolidated Statements of Operations                              F-2

3.       Consolidated Statements of Cash Flows                              F-3

4.       Notes to Consolidated Financial Statements                         F-4

               CENTURY PARK PICTURES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 1999 and September 30, 1998
                                  (Unaudited)


                              ASSETS                                   June 30,     September 30,
                                                                         1999            1998
                                                                      -----------    -----------
CURRENT ASSETS
  Cash                                                                $        53    $    16,977
  Accounts receivable                                                           -         70,043
  Inventories                                                                   -         45,771
  Deferred show costs                                                           -         74,525
  Due from unconsolidated subsidiary                                            -            293
  Prepaid expenses                                                            926         95,776
                                                                      -----------    -----------
      Total current assets                                                    979        303,385
                                                                      -----------    -----------

PROPERTY AND EQUIPMENT, at cost
  Leasehold interest in building                                                -      1,000,000
  Equipment                                                                     -        636,728
  Furniture and fixtures                                                   94,077        454,414
                                                                      -----------    -----------
                                                                           94,077      2,091,142
  Less accumulated depreciation                                            94,077      1,609,195
                                                                      -----------    -----------
                                                                                -        481,947
                                                                      -----------    -----------
INTANGIBLES
  Cost in excess of net assets acquired, net of amortization                    -        388,814
                                                                      -----------    -----------
                                                                                -        388,814
                                                                      -----------    -----------

                                                                      $       979    $ 1,174,146
                                                                      ===========    ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Notes payable                                                       $   400,000    $   450,000
  Current maturities of capitalized lease obligations                           -        168,836
  Accounts payable                                                        283,659        636,986
  Deferred revenue                                                              -      1,187,607
  Accrued compensation                                                    354,500        546,041
  Accrued expenses                                                        182,075        320,187
                                                                      -----------    -----------
        Total current liabilities                                       1,220,234      3,309,657
                                                                      -----------    -----------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, par value $.001 per share; authorized
      200,000,000 shares; issued and outstanding 9,886,641 shares;          9,887          9,887
  Additional paid in capital                                            3,993,805      4,906,736
  Accumulated deficit                                                  (5,222,947)    (7,052,134)
                                                                      -----------    -----------
                                                                       (1,219,255)    (2,135,511)
                                                                      -----------    -----------

                                                                      $       979    $ 1,174,146
                                                                      ===========    ===========

                See Notes to Consolidated Financial Statements.

               CENTURY PARK PICTURES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
    For the Three-Month and Nine-Month Periods Ended June 30, 1999 and 1998
                                  (Unaudited)

                                                           Three-Month Periods          Nine-Month Periods
                                                           1999          1998           1999           1998
                                                       -----------    -----------    -----------    -----------
Operating Expenses
  General and administration                           $       730    $    51,063          2,957        163,407
                                                       -----------    -----------    -----------    -----------

    Operating income (loss)                                   (730)       (51,063)        (2,957)      (163,407)

Interest expense                                           (15,000)       (15,000)       (45,000)       (45,000)
                                                       -----------    -----------    -----------    -----------

    Loss from continuing operations                        (15,730)       (66,063)       (47,957)      (208,407)
                                                       -----------    -----------    -----------    -----------

Discontinued operations (Note 2)
  Income from operations of ITC                                  -        102,984         34,307        130,687
  Equity in loss from operations of WBPI                         -              -              -         (2,627)
  Gain on forgiveness of debt                                    -              -        986,307              -
  Gain on disposal of WBPI & ITC                                 -              -        856,530              -
                                                       -----------    -----------    -----------    -----------

    Income from discontinued operations                          -        102,984      1,877,144        128,060
                                                       -----------    -----------    -----------    -----------

    Income (loss) before income taxes                      (15,730)        36,921      1,829,187        (80,347)

Income taxes (Note 3)                                            -              -              -              -
                                                       -----------    -----------    -----------    -----------
    Net income (loss)                                  $   (15,730)   $    36,921    $ 1,829,187    $   (80,347)
                                                       ===========    ===========    ===========    ===========

    Loss from continuing operations per share of
      common stock                                     $     (0.00)   $     (0.01)   $     (0.00)   $     (0.02)
                                                       ===========    ===========    ===========    ===========

    Income from discontinued operations per share of
      common stock                                      $        -    $      0.01    $      0.19    $      0.01
                                                       ===========    ===========    ===========    ===========

    Net income (loss) per share of common stock        $     (0.00)   $      0.00    $      0.19    $     (0.01)
                                                       ===========    ===========    ===========    ===========

    Weighted average number of common shares             9,886,641      9,886,641      9,886,641      9,886,641
                                                       ===========    ===========    ===========    ===========



                See Notes to Consolidated Financial Statements.

               CENTURY PARK PICTURES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Nine-Month Periods Ended June 30, 1999 and 1998
                                  (Unaudited)

                                                                                        1999           1998
                                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Continuing operations:
    Net loss                                                                         $   (47,957)   $  (208,407)
    Adjustments to reconcile net loss to cash
     provided by operating activities:
      Depreciation and amortization                                                            -            942
      Increase (Decrease) in-
        Accounts payable and accrued expenses                                            (25,676)       138,249
                                                                                     -----------    -----------

            Cash used in continuing operations                                           (73,633)       (69,216)
                                                                                     -----------    -----------

  Discontinued operations:
    Net income (loss)                                                                  1,877,144        128,060
    Adjustments to reconcile net loss to cash
     provided by operating activities:
      Depreciation and amortization                                                       72,133        201,102
      Gain on forgiveness of debt                                                       (986,307)             -
      Gain on disposal of WBPI & ITC                                                    (856,530)             -
      Net change in working capital components relative to discontinued operations        70,991         (9,359)
                                                                                     -----------    -----------

            Cash provided by discontinued operations                                     177,431        319,803
                                                                                     -----------    -----------

            Net cash provided by operating activities                                    103,798        250,587
                                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                                   (35,608)      (100,038)
                                                                                     -----------    -----------

            Net cash used in investing activities                                        (35,608)      (100,038)
                                                                                     -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES
    Decrease in notes payable                                                            (25,000)       (50,000)
    Capital contributed by officer                                                           200              -
    Reduction of long-term capitalized lease obligations                                 (60,314)       (93,303)
                                                                                     -----------    -----------

            Net cash used in financing activities                                        (85,114)      (143,303)
                                                                                     -----------    -----------

            Net increase (decrease) in cash                                              (16,924)         7,246

            Cash, beginning of period                                                     16,977         30,820
                                                                                     -----------    -----------

            Cash, end of period                                                      $        53    $    38,066
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