Form 10-K
period 1999-09-30
CENTURY PARK PICTURES CORP
filed 2000-01-18
CIK 728387

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  ANNUAL REPORT

                     Pursuant to Section 13 or 15(d) of the
                        Securities & Exchange Act of 1934

                    For fiscal year ended September 30, 1999

                        CENTURY PARK PICTURES CORPORATION
             (Exact name of registrant as specified in its charter)

         Minnesota                         0-14247                  41-1458152
------------------------                 -----------              --------------
(State of Incorporation)                 (Commission              (IRS Employer
                                         File Number)             Identification
                                                                  Number)

4701 IDS Center, Minneapolis, Minnesota                               55402
----------------------------------------                          --------------
(Address of principal executive offices)                            (zip code)

Registrant's telephone number:  (612) 333-5100

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK par value $.001

Registrant has (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the 12 months next preceding September 30, 1998 and (2) has been subject to such filing requirements for the ninety
(90) days preceding September 30, 1999.

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of December 31, 1999, 9,886,641 common shares were outstanding. The aggregate market value of the common shares (based upon only limited and sporadic quotations not to exceed $1/10) of the Registrant held by non-affiliates was $816,815.

                                     PART I

     ITEM 1. BUSINESS

     (a)  GENERAL DESCRIPTION OF BUSINESS

The Company develops, produces and markets various entertainment properties for the motion picture, pay/cable and commercial television markets and, until September 1995 through its then 50.1% owned subsidiary, Willy Bietak Productions, Inc. ("WBPI"), produced and operated small touring ice shows and theme shows appearing in theatres, casinos, and major amusement parks and arenas. On September 29, 1995, in consideration of guarantees of certain bank debt of WBPI, provided WBPI by its minority shareholder, the Company transferred 65,900 of its shares of WBPI common stock to such minority shareholder, thereby reducing the Company's interest to 30%. Until December 1998 a wholly-owned subsidiary, International Theatres Corporation ("ITC"), of the Company operated the Chanhassen Dinner Theatre in Chanhassen, Minnesota which the Company acquired in 1993.

On December 17, 1998 the Board of Directors passed a resolution to transfer the Company's interest in ITC and its remaining interest in WBPI to the Company's CEO as repayment of $100,000 in advances the Company's CEO made to the Company. In setting the $100,000 amount the Board of Directors obtained and relied upon an independent market analysis of ITC and WBPI.(See Liquidity and Sources of Capital for further discussion)

The Company may be unable to continue as a going concern without raising additional funds from outside sources. Management is uncertain as to the likelihood of raising additional funds. (See Liquidity and Sources of Capital for Further Discussion.)

The Company was organized under Minnesota law in 1983. The Company's executive offices are located at 4701 IDS Center, Minneapolis, Minnesota 55402 and its telephone number is (612) 333- 5100.

     (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company's operations are attributable to one business segment. The ownership, production, and operation of entertainment attractions.

     (c)  ACCOUNTANTS OPINION

The Company's independent auditors issued their opinion on the Company's financial statements for the year ended September 30, 1999, which included an explanatory paragraph as to substantial doubt about the Company's ability to continue as a going concern.

This doubt was raised primarily due to recurring losses from operations and due to the Company's stockholders' deficit of $1,224,096 at September 30, 1999.

     (d)  NARRATIVE DESCRIPTION OF BUSINESS

          (i)  International Theatres Corporation

          On December 17, 1998 the Board of Directors in reliance upon an independent market analysis transferred International Theatres Corporation to the Company's CEO as partial repayment of $100,000 in advances. (See Footnote 13 to Financial Statements)

          (ii) Motion Pictures, Pay/Cable, and Television

          In producing entertainment properties for motion picture, pay/cable and commercial television, the Company has limited its costs to those incurred prior to the commencement of principal photography. It has been the Company's intention to produce or co-produce and arrange for the distribution of primarily feature length motion pictures with production financing derived from third party sources. The Company has reported no revenues from motion pictures, pay/cable and television during 1997, 1998 and 1999. At September 30, 1999, the Company had two (2) properties in various stages of production and development of which one (1) was substantially completed. All such properties have been charged to expenses.

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

     ITEM 2. PROPERTIES

The Company leases, as its headquarters, 1,941 square feet of office space at 4701 IDS Center, Minneapolis, Minnesota 55402. The Company's motion picture and television operations lease 160 square feet of office space at 3575 Cahuenga Blvd. West, Los Angeles, California 90048. Affiliates of the Company are presently advancing the rent for this space. Management believes that there is adequate space available in the Los Angeles area to accommodate its California operations.

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


                                     PART II

     ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

     a.   Price Range of Common Stock

     The following table shows the range of the closing bid prices for the Common Stock in the over-the-counter market for the fiscal years ended September 30, 1999 and 1998. Since the first quarter 1996 there was no established public trading market for the Company's common shares. There were only limited or sporadic quotations and none exceed $.10.

     Fiscal Years 1998 and 1999           Bid Prices
     --------------------------           ----------
                                        High        Low
                                        ----        ---

     See above explanation


     b.   Number of equity security holders' accounts at December 31, 1999:

                                     509

     c.   Dividends:

     The Registrant has never paid any cash dividends on its Common Stock and does not plan to pay any cash dividends in the foreseeable future.

     ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA **

                                     1999           1998            1997           1996             1995
                                    ------          ----           ------          ----           ------
Revenues                       $        --     $        --     $        --     $   383,033     $        --
Income (Loss) from
Continuing Operations              (67,027)       (308,698)       (391,748)     (1,988,093)       (670,721)
Income (Loss) from
Continuing Operations
per Share                            (0.01)           (.03)           (.04)           (.20)           (.08)
Weighted Average
Number of
Common Shares                    9,886,641       9,886,641       9,886,641       9,751,594       8,636,952
      Total Assets             $       955     $ 1,174,146     $ 1,311,966     $ 1,740.952     $ 1,963,738
Long Term Debt                          --              --     $   161,537     $   376,362     $   562,187
(excluding current portion)
Stockholders'
  Equity (Deficit)             $(1,224,096)    $(2,135,511)    $(2,071.627)    $(1,902,715)    $  (643,455)

     ** Restated to reflect the reclassification of ITC's operations and the Company's equity in the operations of WBPI to discontinued operations. See
     Note 13 to Consolidated Financial Statements

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS


                                   OPERATIONS

          Year ended September 30, 1999 compared to September 30, 1998

     Due to the disposal of ITC and WBPI as discussed in Item 1(a), their respective revenues and expenses have been classified as discontinued operations. Continuing operations consisted primarily of administrative expenses and interest expense. Administrative expenses were $15,530 for 1999 compared to $221,883 for 1998. The decrease is primarily due to the elimination of expenses related to ITC. Interest expense was $51,497 for 1999 compared to $ 98,313 for 1998. The decrease was primarily due to the elimination of interest expense attributable to the Pike in 1998.

        Year Ended September 30, 1998 compared to September 30, 1997

     Due to the disposal of ITC and WBPI as discussed in Item 1(a), their respective revenues and expenses have been classified as discontinued operations. Continuing operations consisted primarily of administrative expenses and interest expense.

     Administrative expenses were $221,883 for 1999 compared to $297,851 for 1998. The decrease is primarily due to the elimination of expenses related to the Minnesota Arena Football, Inc. ("PIKE"). [See Footnote 1 to Financial Statements] Interest expense was $98,313 for 1999 compared to $91,981 for 1998. The increase is primarily due to a full years interest in 1998 and only a partial year in 1997, on notes payable.


                        LIQUIDITY AND SOURCES OF CAPITAL


Cash used by continuing operating activities for the year ended September 30, 1999 was $17,213 compared to $144,541 in the comparable prior year period. Cash provided by discontinued operating activities for the year ended September 30, 1999 was $382,553 compared to $420,515 for the comparable prior year. Cash used by investing and financing activities was $48,809 and $333,479 respectively, substantially all of which related to discontinued operations.

Management intends to continue to restrict expenditures with respect to the future development of entertainment properties and to market its completed properties. The Company has two completed properties. The costs of development have been written off. Accordingly, the Company will incur little, if any, costs of marketing. Management believes these actions may contribute to the Company's liquidity. The Company had no material commitments for capital expenditures as of September 30, 1999 and capital expenditures for fiscal 2000 are expected to be immaterial.

During the fiscal years ended September 30, 1999, 1998, and 1997, the Company incurred substantial losses from continuing operations of $ 67,027, $ 308,698 and $ 391,748, respectively, and has a working capital deficit as of September 30, 1999 of $1,224,096. The impact of these losses is to limit the liquidity and available cash resources for operations.

During the fiscal years ended September 30, 1999, 1998 and 1997, the Company's CEO made cash advances to the Company in order to meet cash flow needs. These advances were secured by the Company's shares of stock in ITC and WPBI. Subsequent to September 30, 1998 the Company's management, with approval of the Board of Directors, transferred the assets and operations of ITC and the Company's investment in WBPI to the CEO as partial repayment of the advances made to the Company. See Note 13 to Financial Statements This left the Company with no on-going operating business or operating assets. All that remains are the liabilities of Pike and the Company.

The Company's operations subsequent to the disposition of its subsidiaries consist of acquisition searches and certain administrative costs, both of which could be scaled back and/or financed by the Company's CEO and major stockholder.

The Company intends to continue to seek out potential acquisitions, However, potential acquisitions are in the early stages of investigations. The Company intends to finance any acquisitions with senior bank financing of approximately 60%, and the remainder with a combination of other debt and equity instruments. There are no assurances that the Company will successfully identify these or any other potential acquisitions or that, if identified, it will obtain financing under terms acceptable to the Company. Management presently considers an acquisition or a merger of the Company a viable alternative.

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

The Company's independent auditors issued their opinion on the Company's financial statements for the year ended September 30, 1999, which included an explanatory paragraph as to substantial doubt about the Company's ability to continue as a going concern. This doubt was raised primarily due to recurring losses from operations, the Company's stockholder's deficit of $1,224,096 at September 30, 1999, and to no ongoing operations.

                                    INFLATION

Inflation and changing prices have not had a significant impact on operations of the Company to date.

     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information is included following "Index to Financial Statements".


     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      NONE

                                    PART III

     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AT SEPTEMBER 30, 1999

                                                 Director/
                                                 Officer
Name                 Office Held                 Since        Age
----                 -----------                 -----        ---

Philip Rogers        President, Director         1983         65
Thomas K. Scallen    Chief Executive Officer,    1983         74
                     Chief Financial Officer,
                                  Director

Bruce Lansbury       Director                    1983         69
Willy Bietak         Director                    1992         52

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

     ITEM 11. EXECUTIVE COMPENSATION

Officer Compensation
                                         Cash and Cash Equivalent  Aggregate
                                         ------------------------  ---------
      Name           Capacity    Year    Paid or Accrued Salaries   Remuneration
      ----           --------    ----    ------------------------   ------------

Philip Rogers       President    1999    $  -0-                        $   -0-
                                 1998    $  -0-                        $   -0-
                                 1997    $  -0-                        $   -0-

Thomas K. Scallen   CEO          1999    $  -0-                        $   -0-
                                 1998    $135,000                      $ 135,000
                                 1997    $135,000                      $ 135,000


All Officers as a
   Group
 (2 in number)**                 1999    $  -0-                        $   -0-
                                 1998    $195,000                      $ 195,000
                                 1997    $195,000                      $ 195,000

** Mr. Ronald Leckelt resigned as CFO in 1998. For each of the years 1997 and 1998 the Company has accrued $60,000 salary due Mr. Leckelt.

Director Compensation

The Directors have not received any cash compensation. Directors, other than Messrs. Scallen and Rogers, each received 2 year options to purchase 10,000 shares of the Company's common stock at $1.50 per share in 1993. These options expired September 30, 1996.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as at September 30, 1999, the information with respect to common stock ownership of each person known to the Company to own beneficially more than five percent (5%) of the shares of the Company's common stock and all Directors and Officers as a group.

 Name                             Number of
& Address                          Shares           Percentage
---------                         ---------         ----------

Thomas K. Scallen                 1,619,480            16.4%
Heron Cove, Unit B
Windham, NH 03087

All Officers and Directors
as a Group (5 in number)          1,718,855            17.3%

     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the years ended September 30, 1999 and 1998, the Company's chief executive officer (CEO) provided short-term advances of $2,770 and $75,665, respectively to the Company. These amounts were required to be reported as additional paid in capital in the accompanying financial statements. The advances contained specific repayment provisions and, as such, when repayments occur, a corresponding reduction additional paid in capital would occur. The advances are secured by the Company's shares of stock in ITC.

On December 17, 1998, the Board of Directors passed a resolution to transfer the Company's interest in its subsidiaries ITC and WBPI to the Company's CEO as repayment of $100,000 in advances the Company's CEO had made to the Company (see
Note 5 to Financial Statements). In setting the $100,000 amount the Board of Directors obtained and relied upon an independent market analysis of ITC and WBPI.

On December 31, 1998 the Company's CEO forgave the remainder of the advances of approximately $1,081,000 owed to him by the Company.

As of September 30, 1999 and 1998, the Company owed the Company's CEO $227,500 for cumulative accrued salary. These amounts are included in accrued expenses on the accompanying balance sheets.

As of September 30, 1999 and 1998, the Company owed the Company's former CFO $127,000 for cumulative accrued salary. These amounts are included in accrued expenses on the accompanying balance sheets.

As of September 30, 1996, the Company owed a company owned by the Company's CEO $18,683 for contracted services and cash advances. The Company's CEO sold this company during the fiscal year ended September 30, 1997, and the amount due the Company's CEO was forgiven.




               THIS PORTION OF THIS PAGE INTENTIONALLY LEFT BLANK

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

          (25) Manually signed powers of attorney for members of the Board of Directors, filed with Registrants 1998 annual report on Form 10-K are incorporated by this reference.

          (27)      Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 14th day of January, 2000.

                                       CENTURY PARK PICTURES CORPORATION



                                       By: /s/ Thomas K. Scallen
                                           -------------------------------------
                                                Thomas K. Scallen
                                           Chief Executive Officer


Pursuant to the Requirements of the Securities Exchange Act of 1934, this Report has been signed on behalf of the Registrant and in capacities and on the dates indicated.


*
/s/ Philip Rogers                             January 14, 2000
-------------------------------
Philip Rogers
  President
  & Director


/s/ Thomas K. Scallen                         January 14, 2000
-------------------------------
Thomas K. Scallen
Chief Executive Officer & Director


*
/s/ Bruce Lansbury                            January 14, 2000
-------------------------------
Bruce Lansbury     Director


*
/s/ Willy Bietak                              January 14, 2000
-------------------------------
Willy Bietak       Director


     * Signed pursuant to Power of Attorney
            (SEE EXHIBIT 25 HERETO)

                CENTURY PARK PICTURES CORPORATION AND SUBSIDIARY

           CONSOLIDATED FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES
                     INCLUDED IN ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999


                                      INDEX

Page numbers refer to pages in the attached Consolidated Financial Statements:

                                                                            Page
                                                                            ----

Independent Auditors' Report................................................ 1

Consolidated Balance Sheets - September 30, 1999
  and September 30, 1998...................................................  2

Consolidated Statements of Operations -
  Years ended September 30, 1999, 1998, and 1997............................ 3

Consolidated Statements of changes in
  Stockholders' deficit - Years Ended
  September 30, 1999, 1998, and 1997........................................ 4

Consolidated Statements of Cash Flows -
  Years ended September 30, 1999, 1998, and 1997............................ 5

Notes to Consolidated Financial Statements.................................. 6

                        CENTURY PARK PICTURES CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997


                                    CONTENTS


                                                                            Page

Independent auditors' report                                                 1

Financial statements:

   Consolidated balance sheets                                               2

   Consolidated statements of operations                                     3

   Consolidated statements of changes in stockholders' deficit               4

   Consolidated statements of cash flows                                     5

   Notes to consolidated financial statements                              6-15

BOARD OF DIRECTORS AND STOCKHOLDERS
CENTURY PARK PICTURES CORPORATION
MINNEAPOLIS, MINNESOTA


                          Independent Auditors' Report

We have audited the accompanying consolidated balance sheets of CENTURY PARK PICTURES CORPORATION as of September 30, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended September 30, 1999, 1998, and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CENTURY PARK PICTURES CORPORATION as of September 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for the years ended September 30, 1999, 1998, and 1997 in conformity with generally accepted accounting principles.

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




Blanski Peter Kronlage & Zoch, P.A.
Minneapolis, Minnesota
November 22, 1999

                        CENTURY PARK PICTURES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 1999 AND 1998


                                     ASSETS

                                                                   1999          1998
                                                                ----------    ----------
CURRENT ASSETS:
     Cash                                                       $       29    $   16,977
     Accounts receivable                                                          70,043
     Inventories                                                                  45,771
     Deferred show costs                                                          74,525
     Due from unconsolidated subsidiary                                              293
     Prepaid expenses                                                  926        95,776

                                                                ----------    ----------

        Total current assets                                           955       303,385
                                                                ----------    ----------

PROPERTY, PLANT, AND EQUIPMENT:
     Leasehold interest in building                                            1,000,000
     Equipment                                                                   636,728
     Furniture and fixtures                                         94,077       454,414
                                                                ----------    ----------

                                                                    94,077     2,091,142
     Less accumulated depreciation and amortization                 94,077     1,609,195
                                                                ----------    ----------

                                                                                 481,947
                                                                ----------    ----------
OTHER:
     Cost in excess of net assets of business acquired, less
        accumulated amortization                                                 388,814
                                                                ----------    ----------

                                                                $      955    $1,174,146
                                                                ==========    ==========


                        See notes to financial statements

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                              1999             1998
                                                           -----------     -----------
CURRENT LIABILITIES:
     Notes payable                                         $   400,000     $   450,000
     Current maturities of capitalized lease obligation                        168,836
     Accounts payable                                          281,979         636,986
     Deferred revenue                                                        1,187,607
     Accrued expenses:
        Compensation                                           354,500         546,041
        Other                                                  188,572         320,187
                                                           -----------     -----------

         Total current liabilities                           1,225,051       3,309,657
                                                           -----------     -----------


COMMITMENTS AND CONTINGENCIES (NOTE 7 AND 11)


STOCKHOLDERS' DEFICIT:
     Common stock, $0.001 par; 200,000,000 shares
      authorized 9,886,641 and shares issued and
      outstanding                                                9,887           9,887
     Additional paid-in capital                              3,993,605       4,906,736
     Accumulated deficit                                    (5,227,588)     (7,052,134)
                                                           -----------     -----------

                                                            (1,224,096)     (2,135,511)
                                                           -----------     -----------

                                                           $       955     $ 1,174,146
                                                           ===========     ===========

                        CENTURY PARK PICTURES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997

                                                           1999            1998            1997
                                                        -----------     -----------     -----------
REVENUE                                                 $         0     $         0     $         0
                                                        -----------     -----------     -----------

OPERATING COSTS AND EXPENSES:
     Administration                                          15,530         221,883         297,851
     Depreciation and amortization                                              942           1,920
                                                        -----------     -----------     -----------
                                                             15,530         222,825         299,771
                                                        -----------     -----------     -----------
OPERATING LOSS                                              (15,530)       (222,825)       (299,771)
                                                        -----------     -----------     -----------

NONOPERATING INCOME (EXPENSE):
     Other income                                                            12,440               4
     Interest expense                                       (51,497)        (98,313)        (91,981)
                                                        -----------     -----------     -----------
                                                            (51,497)        (85,873)        (91,977)
                                                        -----------     -----------     -----------
LOSS FROM CONTINUING OPERATIONS                             (67,027)       (308,698)       (391,748)
                                                        -----------     -----------     -----------

DISCONTINUED OPERATIONS (SEE NOTE 13):
     Income (loss) from operations of ITC (less
       applicable income taxes of $426, $2,000 and
       $2,100 for 1999, 1998 and 1997, respectively)       (350,331)        171,483           7,358
     Equity in net income (loss) from operations of
       WBPI (less applicable income taxes of $0)             74,647          (2,334)        (41,688)
     Gain on disposal of ITC (less applicable
       taxes of $574)                                     1,086,703
                                                        -----------     -----------     -----------
                                                            811,019         169,149         (34,330)
                                                        -----------     -----------     -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                     743,992        (139,549)       (426,078)
                                                        -----------     -----------     -----------

EXTRAORDINARY ITEM:
     Gain on debt forgiveness (net of income
       taxes of $0) (Note 13)                             1,080,554
                                                        -----------     -----------     -----------

NET INCOME (LOSS)                                       $ 1,824,546     $  (139,549)    $  (426,078)
                                                        ===========     ===========     ===========

Loss from continuing operations per
     share of common stock                              $     (0.01)    $     (0.03)    $     (0.04)
                                                        ===========     ===========     ===========
Income (loss) from discontinued operations per
     share of common stock                              $     (0.03)    $      0.02     $      0.00
                                                        ===========     ===========     ===========
Gain on disposal of ITC per
     share of common stock                              $      0.11     $      0.00     $      0.00
                                                        ===========     ===========     ===========
Extraordinary item - debt forgiveness per
     share of common stock                              $      0.11     $      0.00     $      0.00
                                                        ===========     ===========     ===========

Net income (loss) per share of common stock             $      0.18     $     (0.01)    $     (0.04)
                                                        ===========     ===========     ===========

Weighted average number of common shares                  9,886,641       9,886,641       9,886,641
                                                        ===========     ===========     ===========


                       See notes to financial statements                       3

                        CENTURY PARK PICTURES CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                 YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997

                                       Common Stock Issued         Additional
                                   ---------------------------       Paid-In      Accumulated
                                      Shares          Amount         Capital        Deficit          Total
                                   -----------     -----------     -----------    -----------     -----------
Balance, September 30, 1996          9,886,641     $     9,887     $ 4,573,905    $(6,486,507)    $(1,902,715)

          Advances from officer                                        257,166                        257,166

          Net loss                                                                   (426,078)       (426,078)
                                   -----------     -----------     -----------    -----------     -----------

Balance, September 30, 1997          9,886,641           9,887       4,831,071     (6,912,585)     (2,071,627)

          Advances from officer                                         75,665                         75,665

          Net loss                                                                   (139,549)       (139,549)
                                   -----------     -----------     -----------    -----------     -----------

Balance, September 30, 1998          9,886,641           9,887       4,906,736     (7,052,134)     (2,135,511)

          Forgiveness of debt
             by officer                                               (913,131)                      (913,131)

          Net income                                                                1,824,546       1,824,546
                                   -----------     -----------     -----------    -----------     -----------

Balance, September 30, 1999          9,886,641     $     9,887     $ 3,993,605    $(5,227,588)    $(1,224,096)
                                   ===========     ===========     ===========    ===========     ===========


                       See notes to financial statements                       4

                        CENTURY PARK PICTURES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997

                           INCREASE (DECREASE) IN CASH

                                                                          1999            1998             1997
                                                                       -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Continuing operations:
        Net income (loss)                                              $ 1,013,527     $  (308,698)    $  (391,748)
        Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
           Depreciation                                                                        942           1,920
           Gain on forgiveness of debt                                  (1,080,554)
           Increase (decrease) in liabilities:
              Accounts payable                                              (1,683)        (61,378)        (12,902)
              Accrued expenses                                              51,497         224,593         101,909
                                                                       -----------     -----------     -----------

            CASH USED IN CONTINUING OPERATIONS BEFORE
              INCOME TAXES                                                 (17,213)       (144,541)       (300,821)
                                                                       -----------     -----------     -----------

     Discontinued operations (See Note 13):
        Net income (loss)                                                  811,019         169,149         (34,330)
        Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
           Depreciation                                                     77,526         338,568         295,685
           Amortization                                                    388,814          22,238          20,366
           Gain on disposition of ITC                                   (1,086,703)
           Loss on disposal of property and equipment                        3,055          15,112
           Equity in net (income) loss of unconsolidated subsidiary        (74,647)            709          41,688
           (Increase) decrease in assets:
              Accounts receivable                                         (220,339)        (24,368)        112,821
              Inventories                                                  (14,498)         (3,515)          6,950
              Deferred shows costs                                         (99,914)        (52,808)        (17,692)
              Prepaid expenses                                             (58,617)        (14,946)         (6,109)
           Increase (decrease) in liabilities:
              Accounts payable                                             (68,441)       (165,989)        (53,886)
              Deferred revenue                                             679,006         113,601         (16,495)
              Accrued expenses                                              46,292          22,764         (59,891)
                                                                       -----------     -----------     -----------

            CASH PROVIDED BY DISCONTINUED OPERATIONS BEFORE
              INCOME TAXES                                                 382,553         420,515         289,107
                                                                       -----------     -----------     -----------

                NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        365,340         275,974         (11,714)
                                                                       -----------     -----------     -----------


                        See notes to financial statements                      5

                                                                          1999            1998             1997
                                                                       -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Discontinued operations:
      Purchases of property, plant, and equipment                      $   (48,809)    $  (159,580)    $   (25,023)
      (Increase) decrease in due from unconsolidated subsidiary                              1,625
                                                                       -----------     -----------     -----------

                NET CASH USED IN INVESTING ACTIVITIES                      (48,809)       (157,955)        (25,023)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Continuing operations:
      Advances from officer                                                  2,700          75,665         253,483
     Discontinued operations:
      Advances to officer                                                                                  (15,000)
      Cash transferred with disposition of ITC                            (250,864)
      Net payments on short-term notes                                     (25,000)
      Payments on long-term capitalized lease obligation                   (60,315)       (207,527)       (200,126)
                                                                       -----------     -----------     -----------

           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            (333,479)       (131,862)         38,357
                                                                       -----------     -----------     -----------

NET INCREASE (DECREASE) IN CASH                                            (16,948)        (13,843)          1,620
                                                                       -----------     -----------     -----------

CASH AT BEGINNING OF YEAR                                                   16,977          30,820          29,200
                                                                       -----------     -----------     -----------

CASH AT END OF YEAR                                                    $        29     $    16,977     $    30,820
                                                                       ===========     ===========     ===========




SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid during the year for interest                            $     5,668     $    46,593     $   100,359
                                                                       ===========     ===========     ===========

     Cash paid during the year for income taxes                        $     1,000     $     2,000     $     2,100
                                                                       ===========     ===========     ===========

                        CENTURY PARK PICTURES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997


1.       DESCRIPTION OF BUSINESS AND CONSOLIDATION (SEE NOTE 13):

         CENTURY PARK PICTURES CORPORATION (the Company) is engaged in the development, production, and marketing of entertainment properties.

         International Theatres Corporation (ITC), was a 100 percent owned subsidiary, that owned and operated the Chanhassen Dinner Theatres in Chanhassen, Minnesota. During the year ended September 30, 1999, ITC was transferred to the majority shareholder. During the normal course of business, ITC granted credit to its corporate clients. ITC performed on-going credit evaluations of its customers' financial condition and generally required no collateral from them. Due to the nature of its business, the Company believed that no allowance for uncollectible amounts was necessary.

         Minnesota Arena Football, Inc. dba Minnesota Fighting Pike (Pike), a 100 percent owned subsidiary, was an indoor professional football team that the Company obtained the rights to during the fiscal year ended September 30, 1996. The Pike ceased operations on August 31, 1996. The net losses generated by the Pike were $48,019, and $104,582 for the fiscal years ended September 30, 1998, and 1997, respectively. During the year ended September 30, 1999, The Pike recognized income of $627,835 due to forgiveness of debt to a shareholder and a related company. Management has not adopted a formal plan to dispose of the Pike.

         The Company had a 30 percent investment in Willy Bietak Productions, Inc. (WBPI), which produces touring ice shows and theme shows appearing in shopping malls, theatres, casinos, arenas, and major amusement parks throughout the United States. During the year ended September 30, 1999, WBPI was transferred to the majority shareholder.

         Principals of consolidation:
           The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Pike. All significant intercompany transactions and balances have been eliminated in consolidation.

         Investment in common stock of WBPI:
           The Company used the equity method of accounting for its 30 percent investment in WBPI. Under this method, the Company's equity in the earnings or losses of the investee was reported currently in the Company's earnings. However, losses of the investee were reported only to the extent of the carrying amount of the investment plus any Company advances or commitments.

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

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         Cash:
           The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits.

         Inventories:
           Inventories consisted primarily of food and beverages and are stated at the lower of cost or market using the first-in, first-out method.

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

         Advertising costs:
           Advertising costs are charged to operations when the advertising first takes place. Advertising expense for the periods ended September 30, 1999, 1998 and 1997 was $201,346, $621,204and $661,468,
           respectively.

         Intangibles:
           Costs in excess of net assets of business acquired have been amortized on the straight-line basis over 25 years (see Note 13).

3.       RELATED PARTY TRANSACTIONS:

         During the years ended September 30, 1999 and 1998, the Company's chief executive officer (CEO) provided short-term advances of $2,700 and $75,665, respectively, to the Company. This amount was required to be reported as additional paid-in capital in the accompanying consolidated financial statements. The advances contained specific repayment provisions and when repayments occur, there will be a reduction of additional paid-in capital. The advances were secured by the Company's shares of stock in ITC (see Note 13).

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997


3.       RELATED PARTY TRANSACTIONS (CONTINUED):

         As of September 30, 1999 and 1998, the Company owed the Company's CEO $227,500 for cumulative accrued salary. This amount is included in accrued expenses on the accompanying consolidated balance sheets.

4.       INVESTMENT IN UNCONSOLIDATED SUBSIDIARY:

         During the year ended September 30, 1999, the Company's investment in WBPI was transferred to the Company's CEO as partial repayment of the advances the CEO made to the Company (see Note 13).

         Condensed financial information of WBPI as of September 30, 1999 and 1998, and for the three months ended December 31, 1998, and the fiscal years ended September 30, 1998, and 1997, is as follows:

                                                  1999         1998         1997
                                               ----------   ----------   ----------
         BALANCE SHEET
             Total current assets               $           $   71,595   $

             Total noncurrent assets                           512,595
             Total current liabilities                         220,757
             Total noncurrent liabilities                      433,145
             Equity                                            (69,712)

         OPERATIONS
             Admissions revenues               $1,305,657   $2,783,839   $2,520,646
             Operating costs                      921,656    2,221,433    2,173,233
             General and administrative costs     138,716      602,161      462,471
             Nonoperating income                    6,401       32,142        2,419
             Income tax expense                     2,864          168       26,319
                                               ----------   ----------   ----------

             Net income (loss)                 $  248,822   $   (7,781)  $ (138,958)
                                               ==========   ==========   ==========

         Operations for WBPI for the period ended December 31, 1998 represents a portion of that Company's total fiscal year. Results of operations detailed above for the three-month period ended December 31, 1998, may not be reflective of an entire years operation.

5.       NOTES PAYABLE:

         The Company has notes payable to various individuals totaling $400,000 at September 30, 1999 and 1998. The notes bear interest at the rate of 12% to 15% and are secured by the Company's right, title, and interest in the Pike. The notes matured between June and December 1996. The notes are convertible into common stock of the Company. These notes are in default at September 30, 1999 and 1998. As of September 30, 1999, the holders of the notes had not exercised their right to convert.

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997


5.       NOTES PAYABLE (CONTINUED):

         ITC had an available line of credit with a bank totaling $50,000 at September 30, 1998. The line of credit bore interest at the rate of 2.5% over the bank's base rate and the amount outstanding at September 30, 1998 was $50,000 (see Note 13).

         ITC also had a standby letter of credit of $50,000 for the actor's union. There were no amounts outstanding on the letter of credit at September 30, 1998 (see Note 13).

6.       INCOME TAXES:

         The Company's net deferred tax assets and liabilities consisted of the following at September 30:

                                                                   1999
                                                    ------------------------------------
                                                      Federal      State         Total
                                                    ----------   ----------   ----------
         Deferred tax assets:
              Other (current)                       $   96,000   $   35,000   $  131,000
              Net operating loss carryforwards
                  (non-current)                        564,000      227,000      791,000
                                                    ----------   ----------   ----------
                                                       660,000      262,000      922,000

              Valuation allowance                     (660,000)    (262,000)    (922,000)
                                                    ----------   ----------   ----------

                                                    $        0   $        0   $        0
                                                    ==========   ==========   ==========

         Deferred tax liabilities                   $        0   $        0   $        0
                                                    ==========   ==========   ==========

                                                                   1998
                                                    ------------------------------------
                                                      Federal      State         Total
                                                    ----------   ----------   ----------

         Deferred tax assets:
              Other (current)                       $  142,000   $   47,000   $  189,000
              Property and equipment (non-current)     444,000      148,000      592,000
              Net operating loss carryforwards
                  (non-current)                      1,082,000      428,000    1,510,000
                                                    ----------   ----------   ----------
                                                     1,668,000      623,000    2,291,000

              Valuation allowance                   (1,668,000)    (623,000)  (2,291,000)
                                                    ----------   ----------   ----------

                                                    $        0   $        0   $        0
                                                    ==========   ==========   ==========

         Deferred tax liabilities                   $        0   $        0   $        0
                                                    ==========   ==========   ==========

         During the years ended September 30, 1999 and 1998, the Company recorded valuation allowances of $922,000 and $2,291,000, respectively, on the deferred tax assets to reduce the total amounts that management believes will ultimately be realized. Realization of deferred tax

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997


6.       INCOME TAXES (CONTINUED):

         assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. There was no other activity in the valuation allowance accounts.

         The Company has loss carryforwards totaling approximately $1,879,000 that may be offset against future taxable income. If not used, the carryforwards will expire as follows:

                 Expiration Date               Amount
                 ---------------               ------
                     2000                    $   17,000
                     2001                        17,000
                     2002                        17,000
                     2003                        17,000
                     2004                        17,000
                     2005                        17,000
                     2006                        17,000
                     2007                        17,000
                     2011                     1,581,000
                     2012                       162,000
                                             ----------
                                             $1,879,000
                                             ==========

         The Company's provision for income taxes differs from applying the U.S. federal income tax rate of 34% to income before income taxes. A reconciliation between taxes computed at the federal statutory rate and the consolidated effective rate is as follows for the years ended September 30:

                                                             1999         1998         1997
                                                          ---------    ---------    ---------
         Income tax benefit from continuing
            Operations at federal statutory rates         $ (23,000)   $(105,000)   $(133,000)

         Income tax expense (benefit) from
           Discontinued operations at federal
           Statutory rates                                  250,000       58,000      (12,000)
         States taxes                                         1,000        2,000        2,100
         Effect of limiting tax credit on net
           operating losses from continuing
           operations to taxes paid                          23,000      105,000      133,000
         Effect of limiting tax credit on net operating
           (income) losses from discontinued
           operations to taxes paid                        (250,000)     (58,000)      12,000
                                                          ---------    ---------    ---------

                                                          $   1,000    $   2,000    $   2,100
                                                          =========    =========    =========

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997


7.       COMMITMENTS AND CONTINGENCIES:

         Operating leases:
           The Company leased the land used in the operations of ITC and certain office equipment under noncancelable operating leases (see Note 13).

           The Company leases office space under a noncancelable operating lease that expires August 31, 2000. The space has been sub-leased to a Company owned by the Company's CEO. The Company incurred no expense related to this lease during the fiscal year ended September 30, 1999.

           Total rent expense under the above leases for the years ended September 30, 1999, 1998, and 1997, was $58,448, $271,138, and
           $301,453, respectively. For the year ending September 30, 2000, future minimum rental payments required under these leases are $30,247. There are no required lease payments after September 30, 2000.

         Capitalized leases (see Note 13):
           The Company leased the buildings used in the operations of ITC under a capitalized lease.

           Amortization expense was $36,684, $172,655, and $171,429 for the years ended September 30, 1999, 1998, and 1997, respectively and is included in depreciation expense on the accompanying financial statements.

           The following is a summary of leased assets and lease obligations included on the consolidated balance sheet at September 30, 1998:

                 Leasehold interest in building       $ 1,000,000
                 Equipment                                 17,169
                                                      -----------

                                                        1,017,169

                 Less accumulated amortization            886,940
                                                      -----------

                     Net unamortized value            $   130,229
                                                      ===========

8.       STOCKHOLDER'S DEFICIT:

         Stock options:
           The Company issued options to purchase up to 10,000 shares of common stock of the Company to three of its directors. The exercise price is $1.50 per share. These options expired February 24, 1998.

9.       RETIREMENT PLANS (SEE NOTE 13):

         ITC had a 401(k) incentive savings plan covering substantially all of its non-union employees. Eligible employees may defer up to 10% of their compensation to the plan. ITC will match 25% of the employees' contribution up to 6% of the employees' compensation.

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997


9.       RETIREMENT PLANS (SEE NOTE 13) (CONTINUED):

         ITC also contributed to a retirement plan established by the union for its employees who are represented by a collective bargaining unit. The required contribution is 8% of gross wages.

         ITC's contribution to the plans were $6,580, $29,312, and $26,114, for the period ended December 17, 1998, and the years ended September 30, 1998 and 1997, respectively.

10.      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

         Non-cash transactions:
           During the year ended September 30, 1999, the Company's interest in ITC and WBPI was transferred to the Company's CEO as repayment of advances the CEO made to the Company (see Note 13). This resulted in a non-cash forgiveness of debt of $1,086,703 for ITC, $452,719 for the Company, and $627,835 for the Pike.

           During the year ended September 30, 1997 an officer of the Company assumed $18,683 of obligations due to non-related parties. This amount is included in advances from officer on the accompanying financial statements. There were no non-cash transactions for the year ended September 30, 1998.

11.      CORPORATE LIQUIDITY (SEE NOTE 13):

         During the fiscal years ended September 30, 1998, and 1997, the Company incurred substantial losses of $139,549, and $426,078, respectively, and had a working capital deficit as of September 30, 1998 of $3,006,272. The impact of these losses was to limit the liquidity and available cash resources for operations. During the year ended September 30, 1999, the company had income of $1,824,546 due primarily to the gain on disposal of ITC and gains on debt forgiveness to ITC and a shareholder. The Company had a working capital deficit as of September 30, 1999 of $1,224,096.

         During the fiscal years ended September 30, 1998, and 1997, the Company's CEO made cash advances to the Company in order to meet cash flow needs. These advances were secured by the Company's shares of stock in ITC. On December 17, 1998, the Company's management, with approval by the Board of Directors, transferred the assets and operations of ITC and the Company's investment in WBPI to the CEO as partial repayment of the advances made to the Company. This left the Company with no on-going operating business or operating assets.

         The Company's operations exclusive of its subsidiaries consist of acquisition searches and certain administrative costs, both of which could be scaled back and/or financed by the Company's CEO and major stockholder. Management intends to purchase a Company that will have sufficient cash to operate in the 2000 fiscal year.

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997


12.      FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are as follows at September 30:

                                     1999                   1998
                              -------------------   -------------------
                              Carrying     Fair     Carrying     Fair
                               Amount      Value     Amount      Value
                              -------------------   -------------------
         Assets:
            Cash              $     29   $     29   $ 16,977   $ 16,977
         Liabilities:
            Notes payable      400,000    400,000    450,000    450,000

         The carrying amounts of cash and the short-term notes payable approximate fair values.

13.      DISCONTINUED OPERATIONS:

         On December 17, 1998 the Board of Directors passed a resolution to transfer the Company's interest in ITC and WBPI to the Company's CEO as repayment of $100,000 in advances the Company's CEO made to the Company (see Note 3). In setting the $100,000 amount, the Board of Directors obtained and relied upon an independent market analysis of ITC and WBPI.

         The net assets of ITC at December 17, 1998, the date of the transfer, were as follows:

         Cash                                                       $   250,865
         Accounts receivable                                            290,382
         Inventories                                                     60,269
         Deferred show costs                                            174,439
         Due from related parties                                       168,986
         Prepaid expenses                                               153,467
         Property, plant, and equipment - net                           450,175
         Cost in excess of net assets of business acquired - net
         Notes payable                                                  (25,000)
         Current maturities of capitalized lease obligation            (108,521)
         Accounts payable                                              (284,885)
         Deferred revenue                                            (1,866,613)
         Accrued expenses:
            Compensation                                               (255,607)
            Other                                                       (94,660)
                                                                    -----------

                                                                    $(1,086,703)
                                                                    ===========

         The net assets of WBPI at December 17, 1998, were as follows:

         Due from unconsolidated subsidiary                         $       293
         Investment in unconsolidated subsidiary                         74,647
                                                                    -----------

                                                                    $    74,940
                                                                    ===========

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997


13.      DISCONTINUED OPERATIONS (CONTINUED):

         Revenues generated by ITC were $2,267,889, $8,641,542, and $7,848,460 for the period ended December 17, 1998, and the years ended September 30, 1998, and 1997, respectively. The income (loss) from operations of ITC were $(350,331), $171,483, and $7,358 for the period ended December 17, 1998, and the years ended September 30, 1998 and 1997, respectively. The loss from operations for the period ended December 17,1998, included the writedown of goodwill in the amount of $384,062 as a result of a review of the recoverability of the carrying amount of the goodwill.

         On December 31, 1998 the Company's CEO forgave the remainder of the advances owed to him by the Company and the Pike. The amount of the advances forgiven and net gain on debt forgiveness were as follows:

             Company                                      $   527,659
             Pike                                             627,835
                                                          -----------

             Advances forgiven                              1,155,494
             Net assets of WBPI transferred to CEO            (74,940)
                                                          -----------

           Gain on debt forgiveness                       $ 1,080,554
                                                          ===========

14.      SEGMENT INFORMATION:

         During the year ended September 30, 1999, the Company adopted Financial Accounting Standards Board Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. The Company has two reportable segments: ITC and Pike (see Note 13). The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Corporate operations include administrative expenses and corporate assets, which include cash and prepaid expenses.

         Segment information is as follows:

                                    Fiscal year
                                       Ended
                                   September 30,           ITC               Pike           Corporate           Total
                               ---------------------- --------------- ------------------ ---------------- ------------------
                                        1999           $                $                 $  (67,027)      $     (67,027)
                                        1998                                (48,019)        (260,679)           (308,698)
Segment profit                          1997                               (104,582)        (287,166)           (391,748)
                               ---------------------------------------------------------------------------------------------

                                        1999                                                  51,497              51,497
                                        1998                                 53,313           45,000              98,313
Interest expense                        1997                                 32,927           59,054              91,981
                               ---------------------------------------------------------------------------------------------

                                        1999                77,526                                                77,526
                                        1998               338,568                               942             339,510
Depreciation                            1997               295,685                             1,920             297,605
                               ---------------------------------------------------------------------------------------------

Income (loss) from                      1999               736,372                            74,647             811,019
discontinued                            1998               171,483                            (2,334)            169,149
operations                              1997                 7,358                           (41,688)            (34,330)
                               ---------------------------------------------------------------------------------------------

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997


14.      SEGMENT INFORMATION (CONTINUED):

                                        1999           $                $   627,835       $  452,719       $   1,080,554
Extraordinary                           1998                                                                           0
item                                    1997                                                                           0
                               ---------------------------------------------------------------------------------------------

Identifiable                            1999                                                     955                 955
assets                                  1998               672,617                           501,529           1,174,146
                               ---------------------------------------------------------------------------------------------

Capital                                 1999                48,809                                                48,809
expenditures                            1998               159,580                                               159,580

         Revenues from external customers, revenues from transactions with other segments, interest revenue, equity in the net income of investees accounted for by the equity method and income tax expense or benefit were zero for the years ended September 30, 1999, 1998, and 1997.