Form 10-Q
period 1999-12-31
CENTURY PARK PICTURES CORP
filed 2000-02-16
CIK 728387

CONFORMED COPY


                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549



                                QUARTERLY REPORT

              Pursuant to Section 13 or 15(d) of the Securities and
                              Exchange Act of 1934


                       For Quarter ended December 31, 1999


                        CENTURY PARK PICTURES CORPORATION

             (Exact name of registrant as specified in its charter)



Minnesota                             0-14247                 41-1458152
------------------------      ------------------------      ---------------
(State of Incorporation)      (Commission File Number)      (IRS ID Number)



4701 IDS Center, Minneapolis, Minnesota                            55402
---------------------------------------                         --------
(Address of principal executive offices)                       (zip code)


Registrant's telephone number, including area code:       (612) 333-5100
                                                           -------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months and (2) has been subject to such filing
requirements for the past ninety (90) days. _x_ Yes   ___ No

As at December 31, 1999, 9,886,641 common shares, $.001 par value, were outstanding.

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
------------------------------

         This information is included following "Index to Consolidated Financial Statements".

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
--------------

                                   OPERATIONS

Period Ended December 31, 1999 compared to Period Ended December 31, 1998.
--------------------------------------------------------------------------

Continuing operations consisted primarily of administrative expenses and interest expense. Administrative expenses were $24 for 1999 compared to $2,690 for 1998. The decrease is primarily due to the timing of expenses related to filing the Company's annual report. Such costs are expected to be comparable for the current year and will be incurred in the second quarter. Interest expense was $12,871 for 1999 and $15,000 for 1998, representing interest accruing on notes payable.

Period Ended December 31, 1998 compared to Period Ended December 31, 1997.
--------------------------------------------------------------------------

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


                        LIQUIDITY AND SOURCES OF CAPITAL

Cash used in operating activities of continuing operations for the quarter ended December 31, 1999, was $24 compared to $73,366 for the comparable prior year period. The primary use of cash in operating activities was the payment of bank service charges. Cash flows from investing and financing activities during the quarter ended December 31, 1999 consisted of advances from the Company's CEO totaling $100.

At December 31, 1999, the Company had a working capital deficit of ($1,236,991) and cash of $105. The working capital deficit at December 31, 1999, was primarily comprised of notes payable of $400,000, accounts payable and accrued expenses of $483,422, and accrued compensation of $354,500. Approximately $302,000 of the accounts payable and accrued expenses relate to The Pike. Management believes that a significant portion of these obligations would be discharged upon liquidation as discussed below.

The Company intends to continue to seek out potential acquisitions. It is probable that any significant acquisitions would require long-term financing. However, there are no assurances that the Company will complete any acquisitions or that it will obtain financing under terms acceptable to the Company.

The Company had no material commitments for capital expenditures as of December 31, 1999 and capital expenditures for the remainder of fiscal 2000 are expected to be immaterial.

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

The Company's independent auditors issued their opinion on the consolidated financial statements as of September 30, 1999, wherein they added an additional paragraph which raised substantial doubt as to the Company's ability to continue as a going concern.

Since the Company has no operations as of December 31, 1999, Management believes its current cash position will be sufficient to satisfy working capital requirements for fiscal 2000. However, the Company would require capital from sources yet to be determined to fund costs relative to investigating potential acquisitions.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.
---------------------------

                                      NONE

ITEM 2.  CHANGES IN SECURITIES.
-------------------------------

                                      NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
-----------------------------------------

                                      NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

                                      NONE

ITEM 5.  OTHER INFORMATION.
---------------------------

                                      NONE

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K.
------------------------------------------

                                      NONE

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

Dated as of February 15, 2000.
                                         CENTURY PARK PICTURES CORPORATION

                                                   By:/s/Thomas K. Scallen
                                                      Thomas K. Scallen
                                                      Chief Executive Officer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.       Consolidated Balance Sheets                                     F-1

2.       Consolidated Statements of Operations                           F-2

3.       Consolidated Statements of Cash Flows                           F-3

4.       Notes to Consolidated Financial Statements                      F-4

                CENTURY PARK PICTURES CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                    December 31, 1999 and September 30, 1999
                                   (Unaudited)


                                        ASSETS                                                 Decenber 31,    September 30,
                                                                                                  1999             1999
                                                                                               ------------    -------------
CURRENT ASSETS
     Cash                                                                                      $       105     $        29
     Prepaid expenses                                                                                  926             926
                                                                                               -----------     -----------
           Total current assets                                                                      1,031             955
                                                                                               -----------     -----------

PROPERTY AND EQUIPMENT, at cost
     Furniture and fixtures                                                                         94,077          94,077
                                                                                               -----------     -----------
                                                                                                    94,077          94,077
     Less accumulated depreciation                                                                  94,077          94,077
                                                                                               -----------     -----------

                                                                                               $     1,031     $       955
                                                                                               ===========     ===========
                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Notes payable                                                                             $   400,000     $   400,000
     Due to related parties                                                                            100              --
     Accounts payable                                                                              281,978         281,979
     Accrued compensation                                                                          354,500         354,500
     Accrued expenses                                                                              201,444         188,572
                                                                                               -----------     -----------
             Total current liabilities                                                           1,238,022       1,225,051
                                                                                               -----------     -----------

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, par value $.001 per share; authorized
         200,000,000 shares; issued and outstanding  9,886,641 shares;                               9,887           9,887
     Additional paid in capital                                                                  3,993,605       3,993,605
     Accumulated deficit                                                                        (5,240,483)     (5,227,588)
                                                                                               -----------     -----------
                                                                                                (1,236,991)     (1,224,096)
                                                                                               -----------     -----------

                                                                                               $     1,031     $       955
                                                                                               ===========     ===========

                 See Notes to Consolidated Financial Statements.

                CENTURY PARK PICTURES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three-Month Periods Ended December 31, 1999 and 1998
                                   (Unaudited)

                                                                 Three-Month Periods
                                                                1999            1998
                                                             -----------     -----------
Operating Expenses
     General and administration                              $        24     $     2,690
                                                             -----------     -----------

         Operating loss                                              (24)         (2,690)

Interest expense                                                 (12,871)        (15,000)
                                                             -----------     -----------

         Loss from continuing operations                         (12,895)        (17,690)
                                                             -----------     -----------

Discontinued operations (Note 2)
     Income from operations of ITC                                    --          34,307
     Gain on forgiveness of debt                                      --         986,307
     Gain on disposal of WBPI & ITC                                   --         856,530
                                                             -----------     -----------

         Income from discontinued operations                          --       1,877,144
                                                             -----------     -----------

         Income (loss) before income taxes                       (12,895)      1,859,454

Income taxes (Note 3)                                                 --              --
                                                             -----------     -----------

         Net income (loss)                                   $   (12,895)    $ 1,859,454
                                                             ===========     ===========

         Loss from continuing operations per share of
           common stock                                      $     (0.00)    $     (0.00)
                                                             ===========     ===========

         Income from discontinued operations per share of
           common stock                                      $        --     $      0.19
                                                             ===========     ===========

         Net income (loss) per share of common stock         $     (0.00)    $      0.19
                                                             ===========     ===========

         Weighted average number of common shares              9,886,641       9,886,641
                                                             ===========     ===========

                 See Notes to Consolidated Financial Statements.

                CENTURY PARK PICTURES CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Three-Month Periods Ended December 31, 1999 and 1998
                                   (Unaudited)

                                                                                               1999           1998
                                                                                             --------     -----------
CASH FLOWS FROM  OPERATING ACTIVITIES
     Continuing operations:
         Net loss                                                                            $(12,895)    $   (17,690)
         Adjustments to reconcile net loss to cash
          provided by operating activities:
             Increase (Decrease) in-
               Accounts payable and accrued expenses                                           12,871         (55,676)
                                                                                             --------     -----------

                   Cash used in continuing operations                                             (24)        (73,366)
                                                                                             --------     -----------

     Discontinued operations:
         Net income (loss)                                                                         --       1,877,144
         Adjustments to reconcile net loss to cash
          provided by operating activities:
             Depreciation and amortization                                                         --          72,133
             Gain on forgiveness of debt                                                           --        (986,307)
             Gain on disposal of WBPI & ITC                                                        --        (856,530)
             Net change in working capital components relative to discontinued operations          --          70,991
                                                                                             --------     -----------

                   Cash provided by discontinued operations                                        --         177,431
                                                                                             --------     -----------

                   Net cash provided by operating activities                                      (24)        104,065
                                                                                             --------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of property and equipment                                                        --         (35,608)
                                                                                             --------     -----------

                   Net cash used in investing activities                                           --         (35,608)
                                                                                             --------     -----------


CASH FLOWS FROM FINANCING ACTIVITIES
         Decrease in notes payable                                                                 --         (25,000)
         Increase (decrease) in due to/from related parties                                       100              --
         Reduction of long-term capitalized lease obligations                                      --         (60,314)
                                                                                             --------     -----------

                   Net cash used in financing activities                                          100         (85,314)
                                                                                             --------     -----------

                   Net increase (decrease) in cash                                                 76         (16,857)

                   Cash, beginning of period                                                       29          16,977
                                                                                             --------     -----------

                   Cash, end of period                                                       $    105     $       120
                                                                                             ========     ===========

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