Form 10-K/A
period 1999-09-30
CENTURY PARK PICTURES CORP
filed 2000-05-02
CIK 728387

FORM 10-KA


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  ANNUAL REPORT

                     Pursuant to Section 13 or 15(d) of the
                        Securities & Exchange Act of 1934

                    For fiscal year ended September 30, 1999

                        CENTURY PARK PICTURES CORPORATION
             (Exact name of registrant as specified in its charter)

         Minnesota                         0-14247                  41-1458152
--------------------------               -----------              ------------
(State of Incorporation)                 (Commission              (IRS Employer
                                         File Number)             Identification
                                                                     Number)

4701 IDS Center, Minneapolis, Minnesota                                  55402
---------------------------------------                                --------
(Address of principal executive offices)                              (zip code)

Registrant's telephone number:  (612) 333-5100
                                --------------

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

                                     PART I

         ITEM 1.  BUSINESS

         (a)  GENERAL DESCRIPTION OF BUSINESS


The Company develops, produces and markets various entertainment properties, including without limitation, the intellectual product(s) of entities engaged in the motion picture, television, and theatrical state productions,such as creative writers, producers and directors, for the motion picture, pay/cable and commercial television markets and, until September 1995 through its then 50.1% owned subsidiary, Willy Bietak Productions, Inc. ("WBPI"), produced and operated small touring ice shows and theme shows appearing in theatres, casinos, and major amusement parks and arenas. On September 29, 1995, in consideration of guarantees of certain bank debt of WBPI, provided WBPI by its minority shareholder, the Company transferred 65,900 of its shares of WBPI common stock to such minority shareholder, thereby reducing the Company's interest to 30%. Until December 1998 a wholly-owned subsidiary, International Theatres Corporation ("ITC"), of the Company operated the Chanhassen Dinner Theatre in Chanhassen, Minnesota which the Company acquired in 1993.

On December 17, 1998 the Board of Directors passed a resolution to transfer the Company's interest in ITC and its remaining interest in WBPI to the Company's CEO as repayment of $100,000 on account of advances made to the Company by the Company's CEO. In setting the $100,000 amount the Board of Directors obtained and relied upon an independent market analysis of ITC and WBPI by Lingate Financial Group, a Minnesota corporation.(See Exhibit and Liquidity and Sources of Capital)


The Company may be unable to continue as a going concern without raising additional funds from outside sources. Management is uncertain as to the likelihood of raising additional funds. (See Liquidity and Sources of Capital for Further Discussion.)

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

         (d)  NARRATIVE DESCRIPTION OF BUSINESS

           (i) International Theatres Corporation


           As previously discussed, on December 17, 1998 the Board of Directors in reliance upon an independent market analysis transferred International Theatres Corporation to the Company's CEO as partial repayment of $100,000 on advances. (See Footnote 13 to Financial Statements)


           (ii) Motion Pictures, Pay/Cable, and Television


           In producing entertainment properties for motion picture, pay/cable and commercial television, the Company has limited its costs to those incurred prior to the commencement of principal photography, either at a studio or on selected site(s). It has been the Company's intention to produce or co-produce and arrange for the distribution of primarily feature length motion pictures with production financing derived from third party sources. The Company has reported no revenues from motion pictures, pay/cable and television during 1997, 1998 and 1999. At September 30, 1999, the Company had two (2) properties only one of which was substantially completed. All entertainment properties have been charged to expenses.

           The profits of an enterprise involved in the entertainment industry generally and, particularly, the motion picture, television and music industries are greatly dependent upon the audience appeal of each creative product, compared with the cost of such product's purchase, development, production and distribution. Competition is intense both within the motion picture and television industry and other entertainment media. The Company is in competition with major film studios, as well as with numerous "independent" motion picture and television production companies for the acquisition of artistic properties, and the services of artistic, creative and technical personnel. The Company is unaware of any recognized approach to determined its or any participants' postion in these industries. Moreover, the Company's financial resources does not suggest that it would be considered a "major participant in these industsries.

         ITEM 2.  PROPERTIES/REAL ESTATE RELATED


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

         ITEM 3.  LEGAL PROCEEDINGS


The Company is not involved in any material legal proceedings.


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


         Fiscal Years 1998 and 1999         Bid Prices
         --------------------------         ----------
                                          High        Low
                                          ----        ---

         See above explanation


         b. Number of equity security holders' accounts at December 31, 1999:
                                       509
                                       ---

         c. Dividends:

         The Registrant has never paid any cash dividends on its Common Stock and does not plan to pay any cash dividends in the foreseeable future.


         ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA  **


                                   1999            1998            1997           1996              1995
                                   ----            ----            ----           ----              ----

Revenues                       $        --     $        --     $        --     $   383,033     $        --
Income (Loss) from
Continuing Operations              (67,027)       (308,698)       (391,748)     (1,988,093)       (670,721)
Income (Loss) from
Continuing Operations
per Share                            (0.01)           (.03)           (.04)           (.20)           (.08)
Weighted Average
Number of
Common Shares                    9,886,641       9,886,641       9,886,641       9,751,594       8,636,952
      Total Assets             $       955     $ 1,174,146     $ 1,311,966     $ 1,740,952     $ 1,963,738
Long Term Debt                          --              --     $   161,537     $   376,362     $   562,187
(excluding current portion)
Stockholders'
  Equity (Deficit)             $(1,224,096)    $(2,135,511)    $(2,071,627)    $(1,902,715)    $  (643,455)

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


                                   OPERATIONS

          Year ended September 30, 1999 compared to September 30, 1998


         Due to the disposal of ITC and WBPI as discussed in Item 1(a), their respective revenues and expenses have been classified as discontinued operations. Continuing operations consisted primarily of administrative expenses and interest expense. Administrative expenses were $15,530 for 1999 compared to $221,883 for 1998. The decrease is primarily due to the elimination officers' salaires of approximately $150,000 insurance of approximately $13,000, employees' benefits of approximately $20,000 and professional fees of approximately $8,000. Interest expense was $51,497 for 1999 compared to $98,313 for 1998. The decrease was primarily due to the elimination of interest expense attributable to the Pike in 1998.


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


Management intends to continue to restrict expenditures with respect to the future development of entertainment properties and to market its completed properties. The Company has two properties one of which is substantially completed. The costs of development have been written off. The Company believes it will incur little, if any, costs of marketing. Management believes these actions may contribute to the Company's liquidity. The Company had no material commitments for capital expenditures as of September 30, 1999 and capital expenditures for fiscal 2000 are expected to be immaterial.


During the fiscal years ended September 30, 1999, 1998, and 1997, the Company incurred substantial losses from continuing operations of $ 67,027, $ 308,698 and $ 391,748, respectively, and has a working capital deficit as of September 30, 1999 of $1,224,096.

The impact of these losses is to limit the liquidity and available cash resources for operations.


During the fiscal years ended September 30, 1999, 1998 and 1997, the Company's CEO made cash advances to the Company in order to meet cash flow needs. These advances were secured by the Company's shares of stock in ITC and WPBI. Subsequent to September 30, 1998 the Company's management, with approval of the Board of Directors, transferred the assets and operations of ITC and the Company's investment in WBPI to the CEO as partial repayment of the advances made to the Company. There can be no assurances that the Company's CEO and majorstockholder will advance any amount(s) either as loans or capital contributions in the future. See Note 13 to Financial Statements This left the Company with no on-going operating business or operating assets. All that remains are the liabilities of Pike and the Company.

The Company's operations subsequent to the disposition of its subsidiaries consist of acquisition searches and certain administrative costs, both of which could be scaled back and/or financed by the Company's CEO and major stockholder. There can be no assurances that the Company's CEO and major stockholder will advance any amount(s) either as loans or capital contributions in the future.

The Company intends to continue to seek out potential acquisitions. However, potential acquisitions are in the early stages of investigations. Since the Company has no bank lines of credit it intends to finance any acquisitions with to be negotiated senior bank financing of approximately 60%, and the remainder with a combination of other debt and equity instruments. There are no assurances that the Company will successfully identify these or any other potential acquisitions or that, if identified, it will obtain financing under terms acceptable to the Company. Management presently considers an acquisition or a merger of the Company a viable alternative.



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

The Company's independent auditors issued their opinion on the Company's financial statements for the year ended September 30, 1999, which included an explanatory paragraph as to substantial doubt about the Company's ability to continue as a going concern. This doubt was raised primarily due to recurring losses from operations, the Company's stockholder's deficit of $1,224,096 at September 30, 1999, and to no ongoing operations. Currently, the Company has no specific viable plans intended to mitigate the effect of such conditions, other than its plans to accquire a company that will generate sufficient cash flows for continued existance.


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


         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      NONE

                                    PART III


         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AT SEPTEMBER 30, 1999

                                                                                Director/
                                                                                Officer
Name                                Office Held                                 Since            Age
----                                -----------                                 -----            ---

Philip Rogers                       President, Director                         1983             65
Thomas K. Scallen                   Chief Executive Officer,                    1983             74
                                    Chairman of the Board
                                    of Directors,


Bruce Lansbury                      Director                                    1983             69
Willy Bietak                        Director                                    1992             52


Mr. Rogers became President and Director upon the Company's formation in 1983. Mr. Roger is also a principal of Philipico

Picture Company, a motion picture and television production company and is a principal of Rogers & Associates.


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

         ITEM 11.  EXECUTIVE COMPENSATION


Officer Compensation
--------------------
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

Ronald Leckelt**           CFO



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

 Name                             Number of
NAME & Address                      Shares                    Percentage

Thomas K. Scallen                 1,619,480                      16.4%
Heron Cove, Unit B
Windham, NH 03087


Philip Rogers                        99,375                       1%
c/o Rogers & Associates
3575 Cahuenga Blved. W.
Los Angles, CA 90068


All Officers and Directors
as a Group (5 in number)          1,718,855                      17.3%

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


      (24) Manually signed powers of attorney for members of the Board of Directors, filed with Registrants 1998 annual report on Form 10-K are incorporated by this reference.


      (27) Financial Data Schedule.


      (99) Value Opinion re: WBPI and International Theatres Corp.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 1st day of May 2000.

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


*
s/ Philip Rogers                             May 1, 2000
-----------------------
Philip Rogers
  President
  & Director


/ Thomas K. Scallen                          May 1, 2000
----------------------
Thomas K. Scallen
Chief Executive Officer & Director


*
/ Bruce Lansbury                             May 1, 2000
----------------------
Bruce Lansbury    Director

*
s/ Willy Bietak                              May 1, 2000
----------------------
Willy Bietak      Director


      * Signed pursuant to Power of Attorney
         (SEE EXHIBIT 25 HERETO)

                CENTURY PARK PICTURES CORPORATION AND SUBSIDIARY

           CONSOLIDATED FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES
                     INCLUDED IN ANNUAL REPORT ON FORM 10-KA
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999


                                      INDEX

Page numbers refer to pages in the attached Consolidated Financial Statements:

                                                                            Page

Independent Auditors' Report................................................ 1

Consolidated Balance Sheets - September 30, 1999
  and September 30, 1998.................................................... 2

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



November 22, 1999
Minneapolis, Minnesota

                                       CENTURY PARK PICTURES CORPORATION
                                          CONSOLIDATED BALANCE SHEETS
                                          SEPTEMBER 30, 1999 AND 1998



                                                     ASSETS

                                                                  1999           1998
                                                               ----------   -------------
CURRENT ASSETS:
    Cash                                                       $      29    $      16,977
    Accounts receivable                                                            70,043
    Inventories                                                                    45,771
    Deferred show costs                                                            74,525
    Due from unconsolidated subsidiary                                                293
    Prepaid expenses                                                 926           95,776
                                                                 --------     ------------

      Total current assets                                           955          303,385
                                                                 --------     ------------

PROPERTY, PLANT, AND EQUIPMENT:
    Leasehold interest in building                                              1,000,000
    Equipment                                                                     636,728
    Furniture and fixtures                                        94,077          454,414
                                                                 --------     ------------

                                                                  94,077        2,091,142
    Less accumulated depreciation and amortization                94,077        1,609,195
                                                                 --------     ------------

                                                                                  481,947
                                                                 --------     ------------
OTHER:
    Cost in excess of net assets of business acquired, less
      accumulated amortization                                                    388,814
                                                                 --------     ------------

                                                               $     955    $   1,174,146
                                                                 ========     ============

                        See notes to financial statements

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                             1999            1998
                                                          -----------     -----------
CURRENT LIABILITIES:
    Notes payable                                         $   400,000     $   450,000
    Current maturities of capitalized lease obligation                        168,836
    Accounts payable                                          281,979         636,986
    Deferred revenue                                                        1,187,607
    Accrued expenses:
      Compensation                                            354,500         546,041
      Other                                                   188,572         320,187
                                                          -----------     -----------

       Total current liabilities                            1,225,051       3,309,657
                                                          -----------     -----------


COMMITMENTS AND CONTINGENCIES (NOTE 7 AND 11)


STOCKHOLDERS' DEFICIT:
    Common stock, $0.001 par; 200,000,000 shares
     authorized 9,886,641 and shares issued and
     outstanding                                                9,887           9,887
    Additional paid-in capital                              6,160,862       4,906,736
    Accumulated deficit                                    (7,394,845)     (7,052,134)
                                                          -----------     -----------

                                                           (1,224,096)     (2,135,511)
                                                          -----------     -----------

                                                          $       955     $ 1,174,146
                                                          ===========     ===========

                       See notes to financial statements

                        CENTURY PARK PICTURES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997

                                                         1999            1998            1997
                                                      -----------     -----------     -----------
REVENUE                                               $         0     $         0     $         0
                                                      -----------     -----------     -----------

OPERATING COSTS AND EXPENSES:
    Administration                                         15,530         221,883         297,851
    Depreciation and amortization                                             942           1,920
                                                      -----------     -----------     -----------

                                                           15,530         222,825         299,771
                                                      -----------     -----------     -----------

OPERATING LOSS                                            (15,530)       (222,825)       (299,771)
                                                      -----------     -----------     -----------

NONOPERATING INCOME (EXPENSE):
    Other income                                                           12,440               4
    Interest expense                                      (51,497)        (98,313)        (91,981)
                                                      -----------     -----------     -----------

                                                          (51,497)        (85,873)        (91,977)
                                                      -----------     -----------     -----------

LOSS FROM CONTINUING OPERATIONS                           (67,027)       (308,698)       (391,748)
                                                      -----------     -----------     -----------

DISCONTINUED OPERATIONS (SEE NOTE 13):
    Income (loss) from operations of ITC (less
     applicable income taxes of $426, $2,000 and
     $2,100 for 1999, 1998 and 1997, respectively)       (350,331)        171,483           7,358
    Equity in net income (loss) from operations of

     WBPI (less applicable income taxes of $0)             74,647          (2,334)        (41,688)
                                                      -----------     -----------     -----------


                                                         (275,684)        169,149         (34,330)
                                                      -----------     -----------     -----------

NET LOSS                                              $  (342,711)    $  (139,549)    $  (426,078)
                                                      ===========     ===========     ===========


Loss from continuing operations per
    share of common stock                             $     (0.01)    $     (0.03)    $     (0.04)
                                                      ===========     ===========     ===========

Income (loss) from discontinued operations per
    share of common stock                             $     (0.03)    $      0.02     $     (0.00)
                                                      ===========     ===========     ===========




Net loss per share of common stock                    $     (0.03)    $     (0.01)    $     (0.04)
                                                      ===========     ===========     ===========

Weighted average number of common shares                9,886,641       9,886,641       9,886,641
                                                      ===========     ===========     ===========

                       See notes to financial statements

                        CENTURY PARK PICTURES CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                 YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997



                                              Common Stock Issued           Additional
                                         ----------------------------         Paid-In          Accumulated
                                             Shares       Amount              Capital            Deficit               Total
                                         ---------------  -----------      --------------   -------------------    ---------------

Balance, September 30, 1996                  9,886,641  $      9,887    $      4,573,905  $         (6,486,507)  $     (1,902,715)

        Advances from officer                                                    257,166                                  257,166

        Net loss                                                                                      (426,078)          (426,078)
                                         --------------   -----------      --------------   -------------------    ---------------

Balance, September 30, 1997                  9,886,641         9,887           4,831,071            (6,912,585)        (2,071,627)

        Advances from officer                                                     75,665                                   75,665

        Net loss                                                                                      (139,549)          (139,549)
                                         --------------   -----------      --------------   -------------------    ---------------

Balance, September 30, 1998                  9,886,641         9,887           4,906,736            (7,052,134)        (2,135,511)

        Forgiveness of debt by officer
          and transfer of assets                                               1,254,126                                1,254,126

        Net loss                                                                                      (342,711)          (342,711)
                                         --------------   -----------      --------------   -------------------    ---------------

Balance, September 30, 1999                  9,886,641  $      9,887    $      6,160,862  $         (7,394,845)  $     (1,224,096)
                                         ==============   ===========      ==============   ===================    ===============

                        See notes to financial statements

                        CENTURY PARK PICTURES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997

                           INCREASE (DECREASE) IN CASH

                                                                       1999          1998          1997
                                                                     ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Continuing operations:
      Net loss                                                       $ (67,027)    $(308,698)    $(391,748)
      Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:

                         Depreciation                                                    942         1,920
                                                                     ---------     ---------     ---------


                                                                       (67,027)     (307,756)     (389,828)
         Increase (decrease) in liabilities:
           Accounts payable                                             (1,683)      (61,378)      (12,902)
           Accrued expenses                                             51,497       224,593       101,909
                                                                     ---------     ---------     ---------

          CASH USED IN CONTINUING OPERATIONS BEFORE
           INCOME TAXES                                                (17,213)     (144,541)     (300,821)
                                                                     ---------     ---------     ---------

    Discontinued operations (See Note 13):
      Net income (loss)                                               (275,684)      169,149       (34,330)
      Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
         Depreciation                                                   77,526       338,568       295,685
         Amortization                                                  388,814        22,238        20,366


         Loss on disposal of property and equipment                      3,055        15,112
         Equity in net (income) loss of unconsolidated subsidiary      (74,647)          709        41,688
         (Increase) decrease in assets:
           Accounts receivable                                        (220,339)      (24,368)      112,821
           Inventories                                                 (14,498)       (3,515)        6,950
           Deferred shows costs                                        (99,914)      (52,808)      (17,692)
           Prepaid expenses                                            (58,617)      (14,946)       (6,109)
         Increase (decrease) in liabilities:
           Accounts payable                                            (68,441)     (165,989)      (53,886)
           Deferred revenue                                            679,006       113,601       (16,495)
           Accrued expenses                                             46,292        22,764       (59,891)
                                                                     ---------     ---------     ---------

          CASH PROVIDED BY DISCONTINUED OPERATIONS BEFORE
           INCOME TAXES                                                382,553       420,515       289,107
                                                                     ---------     ---------     ---------

            NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        365,340       275,974       (11,714)
                                                                     ---------     ---------     ---------

                        See notes to financial statements

                                                                    1999          1998          1997
                                                                  ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Discontinued operations:
     Purchases of property, plant, and equipment                  $ (48,809)    $(159,580)    $ (25,023)
     (Increase) decrease in due from unconsolidated subsidiary                     1,625
                                                                  ---------     ---------     ---------

            NET CASH USED IN INVESTING ACTIVITIES                   (48,809)     (157,955)      (25,023)
                                                                  ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Continuing operations:
     Advances from officer                                            2,700        75,665       253,483
    Discontinued operations:
     Advances to officer                                                                        (15,000)
     Cash transferred with disposition of ITC                      (250,864)
     Net payments on short-term notes                               (25,000)
     Payments on long-term capitalized lease obligation             (60,315)     (207,527)     (200,126)
                                                                  ---------     ---------     ---------

         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       (333,479)     (131,862)       38,357
                                                                  ---------     ---------     ---------

NET INCREASE (DECREASE) IN CASH                                     (16,948)      (13,843)        1,620
                                                                  ---------     ---------     ---------

CASH AT BEGINNING OF YEAR                                            16,977        30,820        29,200
                                                                  ---------     ---------     ---------

CASH AT END OF YEAR                                               $      29     $  16,977     $  30,820
                                                                  =========     =========     =========




SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid during the year for interest                        $   5,668     $  46,593     $ 100,359
                                                                  =========     =========     =========

    Cash paid during the year for income taxes                    $   1,000     $   2,000     $   2,100
                                                                  =========     =========     =========

                        See notes to financial statements

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


        Earnings per share:
          The Company's net loss per share is computed based upon the weighted average number of common shares outstanding during the year using the treasury stock method. The Company is not required to present diluted earnings per share as these potential common shares would be anti-dilative. Dilutive common equivalent shares consist of stock options and convertible debt.

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

        Condensed financial information of WBPI as of September 30, 1999 and 1998, and for the three months ended December 31, 1998, and the fiscal years ended September 30, 1998, and 1997, is as follows:

                                                           1999                 1998              1997
                                                     ----------------     --------------     ---------
        BALANCE SHEET
           Total current assets                      $                    $       71,595     $
           Total noncurrent assets                                               512,595
           Total current liabilities                                             220,757
           Total noncurrent liabilities                                          433,145
           Equity                                                                (69,712)

        OPERATIONS
           Admissions revenues                       $      1,305,657     $    2,783,839     $   2,520,646
           Operating costs                                    921,656          2,221,433         2,173,233
           General and administrative costs                   138,716            602,161           462,471
           Nonoperating income                                  6,401             32,142             2,419
           Income tax expense                                   2,864                168            26,319
                                                     ----------------     --------------     -------------

           Net income (loss)                         $        248,822     $       (7,781)    $    (138,958)
                                                     ================     ==============     =============

        Operations for WBPI for the period ended December 31, 1998, represents a portion of that Company's total fiscal year. Results of operations detailed above for the three-month period ended December 31, 1998, may not be reflective of an entire years operation.

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

6.      INCOME TAXES:

        The Company's net deferred tax assets and liabilities consisted of the following at September 30:

                                                                               1999
                                                          -----------------------------------------------
                                                            Federal            State           Total
                                                          -------------      -----------    -------------
         Deferred tax assets:
             Other (current)                            $      96,000      $     35,000   $     131,000
             Net operating loss carryforwards
                (non-current)                                 564,000           227,000         791,000
                                                        -------------      ------------   -------------
                                                              660,000           262,000         922,000

             Valuation allowance                             (660,000)         (262,000)       (922,000)
                                                        --------------     -------------  --------------

                                                        $           0      $          0   $           0
                                                        =============      ============   =============

         Deferred tax liabilities                       $           0      $          0   $           0
                                                        =============      ============   =============

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997


6.      INCOME TAXES (CONTINUED):

                                                                               1998
                                                          -----------------------------------------------
                                                            Federal            State           Total
                                                          -------------      -----------    -------------
         Deferred tax assets:
             Other (current)                            $     142,000      $     47,000   $     189,000
             Property and equipment (non-current)             444,000           148,000         592,000
             Net operating loss carryforwards
                (non-current)                               1,082,000           428,000       1,510,000
                                                        -------------      ------------   -------------
                                                            1,668,000           623,000       2,291,000

             Valuation allowance                           (1,668,000)         (623,000)     (2,291,000)
                                                        -------------      ------------   -------------

                                                        $           0      $          0   $           0
                                                        =============      ============   =============

         Deferred tax liabilities                       $           0      $          0   $           0
                                                        =============      ============   =============

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

        The Company has loss carryforwards totaling approximately $1,879,000 that may be offset against future taxable income. If not used, the carryforwards will expire as follows:

                     Expiration Date                 Amount
                     ---------------           ------------
                           2000               $      17,000
                           2001                      17,000
                           2002                      17,000
                           2003                      17,000
                           2004                      17,000
                           2005                      17,000
                           2006                      17,000
                           2007                      17,000
                           2011                   1,581,000
                           2012                     162,000
                                               ------------
                                              $   1,879,000
                                               ============

       The Company's provision for income taxes differs from applying the U.S. federal income tax rate of 34% to income before income taxes. A reconciliation between taxes computed at the federal statutory rate and the consolidated effective rate is as follows for the years ended September 30:

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997


6.      INCOME TAXES (CONTINUED):

                                                                 1999              1998                1997
                                                             -------------    ---------------      --------------
       Income tax benefit from continuing
          Operations at federal statutory rates           $       (23,000)  $      (105,000)     $       (133,000)

       Income tax expense (benefit) from
         Discontinued operations at federal
         Statutory rates                                          250,000            58,000               (12,000)
       States taxes                                                 1,000             2,000                 2,100
       Effect of limiting tax credit on net
           operating losses from continuing
           operations to taxes paid                                23,000           105,000               133,000
       Effect of limiting tax credit on net operating
         (income) losses from discontinued
         operations to taxes paid                                (250,000)          (58,000)               12,000
                                                          ---------------   ---------------      ----------------

                                                          $         1,000   $         2,000      $          2,100
                                                          ===============   ===============      ================

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

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997


7.     COMMITMENTS AND CONTINGENCIES (CONTINUED):

       Capitalized leases (see Note 13) (continued):

         The following is a summary of leased assets and lease obligations included on the consolidated balance sheet at September 30, 1998:

             Leasehold interest in building                    $      1,000,000
             Equipment                                                   17,169
                                                                 ---------------

                                                                      1,017,169

             Less accumulated amortization                              886,940
                                                                 ---------------

                Net unamortized value                          $        130,229
                                                                 ===============

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

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997


11.     CORPORATE LIQUIDITY (SEE NOTE 13):


        During the fiscal years ended September 30, 1999, 1998, and 1997, the Company incurred substantial losses of $342,711, $139,549, and $426,078, respectively, and had working capital deficits as of September 30, 1999 and 1998 of $1,224,096 and $3,006,272, respectively. The impact of these losses was to limit the liquidity and available cash resources for operations.


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

12.     FAIR VALUE OF FINANCIAL INSTRUMENTS:

        The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are as follows at September 30:

                                   1999                      1998
                            ---------------------      -----------------------
                            Carrying      Fair         Carrying       Fair
                            Amount        Value        Amount         Value
                            ---------------------      -----------------------
        Assets:
           Cash             $       29  $       29   $    16,977    $   16,977
        Liabilities:
           Notes payable       400,000     400,000       450,000       450,000

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

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997


13.    DISCONTINUED OPERATIONS (CONTINUED):

       The net assets of ITC at December 17, 1998, the date of the transfer, were as follows:

               Cash                                                      $       250,865
               Accounts receivable                                               290,382
               Inventories                                                        60,269
               Deferred show costs                                               174,439
               Due from related parties                                          168,986
               Prepaid expenses                                                  153,467
               Property, plant, and equipment - net                              450,175
               Cost in excess of net assets of business acquired - net
               Notes payable                                                     (25,000)
               Current maturities of capitalized lease obligation               (108,521)
               Accounts payable                                                 (284,885)
               Deferred revenue                                               (1,866,613)
               Accrued expenses:
                 Compensation                                                   (255,607)
                 Other                                                           (94,660)
                                                                         ---------------

                                                                         $    (1,086,703)
                                                                         ===============

       The net assets of WBPI at December 17, 1998, were as follows:

               Due from unconsolidated subsidiary                        $           293
               Investment in unconsolidated subsidiary                            74,647
                                                                         ---------------

                                                                         $        74,940
                                                                         ===============

       Revenues generated by ITC were $2,267,889, $8,641,542, and $7,848,460 for the period ended December 17, 1998, and the years ended September 30, 1998, and 1997, respectively. The income (loss) from operations of ITC were $(350,331), $171,483, and $7,358 for the period ended December 17, 1998, and the years ended September 30, 1998, and 1997, respectively. The loss from operations for the period ended December 17, 1998, included the writedown of goodwill in the amount of $384,062 as a result of a review of the recoverability of the carrying amount of the goodwill.


       On December 31, 1998 the Company's CEO forgave the remainder of the advances owed to him by the Company and the Pike. The amount of the advances forgiven and net gain on debt forgiveness were reported as additional paid-in capital in the accompanying consolidated financial statements. The net gain on debt forgiveness was as follows:


               Company                                     $       527,659
               Pike                                                627,835
                                                           ---------------

               Advances forgiven                                 1,155,494
               Net assets of WBPI transferred to CEO               (74,940)
                                                           ---------------

              Gain on debt forgiveness                     $     1,080,554
                                                           ===============

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

       Segment information is as follows:

                         Fiscal year
                            ended
                        September 30,         ITC            Pike          Corporate         Total
                       --------------------------------------------------------------------------------
Segment profit               1999       $              $               $   (67,027)    $     (67,027)
                             1998                           (48,019)      (260,679)         (308,698)
                             1997                          (104,582)      (287,166)         (391,748)
                       --------------------------------------------------------------------------------

Interest expense             1999                                           51,497            51,497
                             1998                            53,313         45,000            98,313
                             1997                            32,927         59,054            91,981
                       --------------------------------------------------------------------------------

Depreciation                 1999             77,526                                          77,526
                             1998            338,568                           942           339,510
                             1997            295,685                         1,920           297,605
                       --------------------------------------------------------------------------------

Income (loss) from           1999            736,372                        74,647           811,019
discontinued                 1998            171,483                        (2,334)          169,149
operations                   1997              7,358                       (41,688)          (34,330)
                       --------------------------------------------------------------------------------

Extraordinary                1999                           627,835        452,719         1,080,554
item                         1998                                                                  0
                             1997                                                                  0
                       --------------------------------------------------------------------------------

Identifiable                 1999                                              955               955
assets                       1998            672,617                       501,529         1,174,146
                       --------------------------------------------------------------------------------

Capital                      1999             48,809                                          48,809
expenditures                 1998            159,580                                         159,580
                       --------------------------------------------------------------------------------

        Revenues from external customers, revenues from transactions with other segments, interest revenue, equity in the net income of investees accounted for by the equity method and income tax expense or benefit were zero for the years ended September 30, 1999, 1998, and 1997.