Form 10-Q
period 2000-03-31
CENTURY PARK PICTURES CORP
filed 2000-05-12
CIK 728387

CONFORMED COPY


                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549



                                QUARTERLY REPORT

              Pursuant to Section 13 or 15(d) of the Securities and
                              Exchange Act of 1934


                        For Quarter ended March 31, 2000


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
                                                                   -------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months and (2) has been subject to such filing requirements for the past ninety (90) days. _x_ Yes ___ No

As at March 31, 2000, 9,886,641 common shares, $.001 par value, were outstanding.

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         This information is included following "Index to Consolidated Financial Statements".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                   OPERATIONS

Quarter Ended March 31, 2000 compared to Period Ended March 31, 1999.

Continuing operations consisted primarily of administrative expenses and interest expense. Administrative expenses were $25 for 2000 compared to a net credit of ($463) for 1999. The net credit in 1999 was due to a rent credit received during the quarter ended March 31, 1999. Interest expense was $12,875 for 2000 and $15,000 for 1999, representing interest accruing on notes payable.

Quarter Ended March 31, 1999 compared to Period Ended March 31, 1998.

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

                        LIQUIDITY AND SOURCES OF CAPITAL

Cash used in operating activities of continuing operations for the six-month period ended March 31, 2000, was $48 compared to $72,903 for the comparable prior year period. The primary use of cash in operating activities during the current year was the payment of bank service charges. Cash flows from investing and financing activities during the six-month period ended March 31, 2000, consisted of advances from the Company's CEO totaling $100.

At March 31, 2000, the Company had a working capital deficit of ($1,249,889) and cash of $81. The working capital deficit at March 31, 2000, was primarily comprised of notes payable of $400,000, accounts payable and accrued expenses of $496,296, and accrued compensation of $354,500. Approximately $302,000 of the accounts payable and accrued expenses relate to The Pike. Management believes that a significant portion of these obligations would be discharged upon liquidation as discussed below.

The Company intends to continue to seek out potential acquisitions. It is probable that any significant acquisitions would require long-term financing. However, there are no assurances that the Company will complete any acquisitions or that it will obtain financing under terms acceptable to the Company.

The Company had no material commitments for capital expenditures as of March 31, 2000 and capital expenditures for the remainder of fiscal 2000 are expected to be immaterial.

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

The Company's independent auditors issued their opinion on the consolidated financial statements as of September 30, 1999, wherein they added an additional paragraph which raised substantial doubt as to the Company's ability to continue as a going concern. This doubt was raised primarily due to recurring losses from operations, the Company's stockholders' deficit of $1,224,096 as of September 31, 1999, and to no ongoing operations. Currently, the Company has no specific viable plans intended to mitigate the effect of such conditions, other than its plans to acquire a company that will generate sufficient cash flows for continued existence.

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

Dated as of May 11, 2000.
                                        CENTURY PARK PICTURES CORPORATION

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


1.       Consolidated Balance Sheets                                      F-1

2.       Consolidated Statements of Operations                            F-2

3.       Consolidated Statements of Cash Flows                            F-3

4.       Notes to Consolidated Financial Statements                       F-4

                CENTURY PARK PICTURES CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      Mach 31, 2000 and September 30, 1999
                                   (Unaudited)


                                          ASSETS                              March 31,        September 30,
                                                                                2000                1999
                                                                             -----------         -----------
CURRENT ASSETS
    Cash                                                                     $        81         $        29
    Prepaid expenses                                                                 926                 926
                                                                             -----------         -----------
         Total current assets                                                      1,007                 955
                                                                             -----------         -----------

PROPERTY AND EQUIPMENT, at cost
    Furniture and fixtures                                                        94,077              94,077
                                                                             -----------         -----------
                                                                                  94,077              94,077
    Less accumulated depreciation                                                 94,077              94,077
                                                                             -----------         -----------
                                                                                       -                   -
                                                                             -----------         -----------
                                                                             $     1,007         $       955
                                                                             ===========         ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Notes payable                                                            $   400,000         $   400,000
    Due to related parties                                                           100                   -
    Accounts payable                                                             281,978             281,979
    Accrued compensation                                                         354,500             354,500
    Accrued expenses                                                             214,318             188,572
                                                                             -----------         -----------
         Total current liabilities                                             1,250,896           1,225,051
                                                                             -----------         -----------

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, par value $.001 per share; authorized
        200,000,000 shares; issued and outstanding  9,886,641 shares;              9,887               9,887
    Additional paid in capital (Note 4)                                        6,160,862           6,160,862
    Accumulated deficit                                                       (7,420,638)         (7,394,845)
                                                                             -----------         -----------
                                                                              (1,249,889)         (1,224,096)
                                                                             -----------         -----------

                                                                             $     1,007         $       955
                                                                             ===========         ===========


                See Notes to Consolidated Financial Statements.

                CENTURY PARK PICTURES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three-Month and Six-Month Periods Ended March 31, 2000 and 1999
                                   (Unaudited)

                                                                Three-Month Periods                     Six-Month Periods
                                                             2000                1999                2000                1999
                                                          -----------         -----------         -----------         -----------
Operating Expenses
    General and administration                            $        25         $      (463)                 47               2,227
                                                          -----------         -----------         -----------         -----------

       Operating loss                                             (25)                463                 (47)             (2,227)

Interest expense                                              (12,875)            (15,000)            (25,746)            (30,000)
                                                          -----------         -----------         -----------         -----------

       Loss from continuing operations                        (12,900)            (14,537)            (25,793)            (32,227)
                                                          -----------         -----------         -----------         -----------

Discontinued operations (Note 2)
    Income from operations of ITC                                   -                   -                   -              34,307
                                                          -----------         -----------         -----------         -----------

       Income from discontinued operations                          -                   -                   -              34,307
                                                          -----------         -----------         -----------         -----------

       Income (loss) before income taxes                      (12,900)            (14,537)            (25,793)              2,080

Income taxes (Note 3)                                               -                   -                   -                   -
                                                          -----------         -----------         -----------         -----------

       Net income (loss)                                  $   (12,900)        $   (14,537)        $   (25,793)        $     2,080
                                                          ===========         ===========         ===========         ===========

       Loss from continuing operations per share of
         common stock                                     $     (0.00)        $     (0.00)        $     (0.00)        $      0.00
                                                          ===========         ===========         ===========         ===========

       Income from discontinued operations per share of
         common stock                                     $         -         $         -         $         -         $      0.00
                                                          ===========         ===========         ===========         ===========

       Net income (loss) per share of common stock        $     (0.00)        $     (0.00)        $     (0.00)        $      0.00
                                                          ===========         ===========         ===========         ===========

       Weighted average number of common shares             9,886,641           9,886,641           9,886,641           9,886,641
                                                          ===========         ===========         ===========         ===========




                See Notes to Consolidated Financial Statements.

                CENTURY PARK PICTURES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Six-Month Periods Ended March 31, 2000 and 1999
                                   (Unaudited)

                                                                                                 2000              1999
                                                                                               ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Continuing operations:
        Net loss                                                                               $ (25,793)        $ (32,227)
        Adjustments to reconcile net loss to cash
         provided by operating activities:
           Increase (Decrease) in-
             Accounts payable and accrued expenses                                                25,745           (40,676)
                                                                                               ---------         ---------

                 Cash used in continuing operations                                                  (48)          (72,903)
                                                                                               ---------         ---------

     Discontinued operations:
        Net income (loss)                                                                              -            34,307
        Adjustments to reconcile net loss to cash
         provided by operating activities:
           Depreciation and amortization                                                               -            72,133
           Net change in working capital components relative to discontinued operations                -            70,991
                                                                                               ---------         ---------

                 Cash provided by discontinued operations                                              -           177,431
                                                                                               ---------         ---------

                 Net cash provided by (used in) operating activities                                 (48)          104,528
                                                                                               ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of property and equipment                                                             -           (35,608)
                                                                                               ---------         ---------

                 Net cash used in investing activities                                                 -           (35,608)
                                                                                               ---------         ---------


CASH FLOWS FROM FINANCING ACTIVITIES
        Decrease in notes payable                                                                      -           (25,000)
        Increase (decrease) in due to/from related parties                                           100               200
        Reduction of long-term capitalized lease obligations                                           -           (60,314)
                                                                                               ---------         ---------

                 Net cash provided by (used in) financing activities                                 100           (85,114)
                                                                                               ---------         ---------

                 Net increase (decrease) in cash                                                      52           (16,194)

                 Cash, beginning of period                                                            29            16,977
                                                                                               ---------         ---------

                 Cash, end of period                                                           $      81         $     783
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

Note 2.  Discontinued Operations:

On December 17, 1998 the Board of Directors passed a resolution to transfer the Company's interest in ITC and WBPI to the Company's CEO as repayment of $100,000 in advances the Company's CEO made to the Company. In setting the $100,000 amount, the Board of Directors obtained and relied upon an independent market analysis of ITC and WBPI. Because of the net deficit position of ITC and WBPI as of December 17, 1998, the transfer resulted in a gain on disposal of $856,530. On December 31, 1998 the Company's CEO forgave the remainder of the advances and related accrued interest totaling $986,307 (see Note 4).

Note 3.  Income Taxes:

The accompanying financial statements reflect no income tax expense due to the anticipated utilization of net operating loss carryforwards.

Note 4.  Reclassification of 1999 Amounts:

The statement of operations for the six-month period ended March 31, 1999 previously reflected a gain on the disposal of discontinued operations of $856,530 and a gain on forgiveness of debt of discontinued operations of $986,307 (see Note 2). Such amounts have been reclassified to additional paid in capital on the financial statements presented herein.