Form 10-Q
period 2000-06-30
CENTURY PARK PICTURES CORP
filed 2000-08-14
CIK 728387

CONFORMED COPY


                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549



                                QUARTERLY REPORT

              Pursuant to Section 13 or 15(d) of the Securities and
                              Exchange Act of 1934


                         For Quarter ended June 30, 2000


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
                                                            --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months and (2) has been subject to such filing requirements for the past ninety (90) days. __X__ Yes _____ No

As at June 30, 2000, 9,886,641 common shares, $.001 par value, were outstanding.

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         This information is included following "Index to Consolidated Financial Statements".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                   OPERATIONS

Quarter Ended June 30, 2000 compared to Quarter Ended June 30, 1999.

Continuing operations consisted primarily of administrative expenses and interest expense. Administrative expenses, which were primarily bank charges in 2000, were $24 for 2000 compared to $730 for 1999. Interest expense was $12,873 for 2000 and $15,000 for 1999, representing interest accruing on notes payable.

Quarter Ended June 30, 1999 compared to Quarter Ended June 30, 1998.

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

                        LIQUIDITY AND SOURCES OF CAPITAL

Cash used in operating activities of continuing operations for the nine-month period ended June 30, 2000, was $72 compared to $73,633 for the comparable prior year period. The primary use of cash in operating activities during the current year was the payment of bank service charges. Cash flows from investing and financing activities during the nine-month period ended June 30, 2000, consisted of advances from the Company's CEO totaling $100.

At June 30, 2000, the Company had a working capital deficit of ($1,262,786) and cash of $57. The working capital deficit at June 30, 2000, was primarily comprised of notes payable of $400,000, accounts payable and accrued expenses of $509,169, and accrued compensation of $354,500. Approximately $302,000 of the accounts payable and accrued expenses relate to The Pike. Management believes that a significant portion of these obligations would be discharged upon liquidation as discussed below.

The Company intends to continue to seek out potential acquisitions. It is probable that any significant acquisitions would require long-term financing. However, there are no assurances that the Company will complete any acquisitions or that it will obtain financing under terms acceptable to the Company.

The Company had no material commitments for capital expenditures as of June 30, 2000 and capital expenditures for the remainder of fiscal 2000 are expected to be immaterial.

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

The Company's independent auditors issued their opinion on the consolidated financial statements as of September 30, 1999, wherein they added an additional paragraph which raised substantial doubt as to the Company's ability to continue as a going concern. This doubt was raised primarily due to recurring losses from operations, the Company's stockholders' deficit of $1,224,096 as of September 30, 1999, and to no ongoing operations. Currently, the Company has no specific viable plans intended to mitigate the effect of such conditions, other than its plans to acquire a company that will generate sufficient cash flows for continued existence.

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

Dated as of August 14, 2000.
                                          CENTURY PARK PICTURES CORPORATION

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


1.       Consolidated Balance Sheets                                 F-1

2.       Consolidated Statements of Operations                       F-2

3.       Consolidated Statements of Cash Flows                       F-3

4.       Notes to Consolidated Financial Statements                  F-4

                CENTURY PARK PICTURES CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      June 30, 2000 and September 30, 1999
                                   (Unaudited)


                             ASSETS                                         June 30,      September 30,
                                                                              2000            1999
                                                                          -----------     -----------
CURRENT ASSETS
     Cash                                                                 $        57     $        29
     Prepaid expenses                                                             926             926
                                                                          -----------     -----------
           Total current assets                                                   983             955
                                                                          -----------     -----------

PROPERTY AND EQUIPMENT, at cost
     Furniture and fixtures                                                    94,077          94,077
                                                                          -----------     -----------
                                                                               94,077          94,077
     Less accumulated depreciation                                             94,077          94,077
                                                                          -----------     -----------
                                                                                   --              --
                                                                          -----------     -----------

                                                                          $       983     $       955
                                                                          ===========     ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Notes payable                                                        $   400,000     $   400,000
     Due to related parties                                                       100              --
     Accounts payable                                                         281,978         281,979
     Accrued compensation                                                     354,500         354,500
     Accrued expenses                                                         227,191         188,572
                                                                          -----------     -----------
             Total current liabilities                                      1,263,769       1,225,051
                                                                          -----------     -----------

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, par value $.001 per share; authorized
         200,000,000 shares; issued and outstanding  9,886,641 shares;          9,887           9,887
     Additional paid in capital (Note 4)                                    6,160,862       6,160,862
     Accumulated deficit                                                   (7,433,535)     (7,394,845)
                                                                          -----------     -----------
                                                                           (1,262,786)     (1,224,096)
                                                                          -----------     -----------
                                                                          $       983     $       955
                                                                          ===========     ===========

                See Notes to Consolidated Financial Statements.

                CENTURY PARK PICTURES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three-Month and Nine-Month Periods Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                                 Three-Month Periods              Nine-Month Periods
                                                                 2000            1999            2000            1999
                                                             -----------     -----------     -----------     -----------
Operating Expenses
     General and administration                              $        24     $       730              71           2,957
                                                             -----------     -----------     -----------     -----------

         Operating loss                                              (24)           (730)            (71)         (2,957)

Interest expense                                                 (12,873)        (15,000)        (38,619)        (45,000)
                                                             -----------     -----------     -----------     -----------

         Loss from continuing operations                         (12,897)        (15,730)        (38,690)        (47,957)
                                                             -----------     -----------     -----------     -----------

Discontinued operations (Note 2)
     Income from operations of ITC                                    --              --              --          34,307
                                                             -----------     -----------     -----------     -----------

         Income from discontinued operations                          --              --              --          34,307
                                                             -----------     -----------     -----------     -----------

         Income (loss) before income taxes                       (12,897)        (15,730)        (38,690)        (13,650)

Income taxes (Note 3)                                                 --              --              --              --
                                                             -----------     -----------     -----------     -----------

         Net income (loss)                                   $   (12,897)    $   (15,730)    $   (38,690)    $   (13,650)
                                                             ===========     ===========     ===========     ===========

         Loss from continuing operations per share of
           common stock                                      $     (0.00)    $     (0.00)    $     (0.00)    $     (0.00)
                                                             ===========     ===========     ===========     ===========

         Income from discontinued operations per share of
           common stock                                      $        --     $        --     $        --     $      0.00
                                                             ===========     ===========     ===========     ===========

         Net income (loss) per share of common stock         $     (0.00)    $     (0.00)    $     (0.00)    $     (0.00)
                                                             ===========     ===========     ===========     ===========

         Weighted average number of common shares              9,886,641       9,886,641       9,886,641       9,886,641
                                                             ===========     ===========     ===========     ===========


                See Notes to Consolidated Financial Statements.

                CENTURY PARK PICTURES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine-Month Periods Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                                                              2000          1999
                                                                                            ---------     ---------
CASH FLOWS FROM  OPERATING ACTIVITIES
     Continuing operations:
         Net loss                                                                           $ (38,690)    $ (47,957)
         Adjustments to reconcile net loss to cash
          provided by operating activities:
            Increase (Decrease) in-
              Accounts payable and accrued expenses                                            38,618       (25,676)
                                                                                            ---------     ---------

                  Cash used in continuing operations                                              (72)      (73,633)
                                                                                            ---------     ---------

     Discontinued operations:
         Net income (loss)                                                                         --        34,307
         Adjustments to reconcile net loss to cash
          provided by operating activities:
            Depreciation and amortization                                                          --        72,133
            Net change in working capital components relative to discontinued operations           --        70,991
                                                                                            ---------     ---------

                  Cash provided by discontinued operations                                         --       177,431
                                                                                            ---------     ---------

                  Net cash provided by (used in) operating activities                             (72)      103,798
                                                                                            ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of property and equipment                                                        --       (35,608)
                                                                                            ---------     ---------

                  Net cash used in investing activities                                            --       (35,608)
                                                                                            ---------     ---------


CASH FLOWS FROM FINANCING ACTIVITIES
         Decrease in notes payable                                                                 --       (25,000)
         Increase (decrease) in due to/from related parties                                       100           200
         Reduction of long-term capitalized lease obligations                                      --       (60,314)
                                                                                            ---------     ---------

                  Net cash provided by (used in) financing activities                             100       (85,114)
                                                                                            ---------     ---------

                  Net increase (decrease) in cash                                                  28       (16,924)

                  Cash, beginning of period                                                        29        16,977
                                                                                            ---------     ---------

                  Cash, end of period                                                       $      57     $      53
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

Note 4.  Reclassification of 1999 Amounts:

The statement of operations for the nine-month period ended June 30, 1999 previously reflected a gain on the disposal of discontinued operations of $856,530 and a gain on forgiveness of debt of discontinued operations of $986,307 (see Note 2). Such amounts have been reclassified to additional paid in capital on the financial statements presented herein.