Form 10-K/A
period 2000-09-30
CENTURY PARK PICTURES CORP
filed 2001-04-12
CIK 728387

FORM 10-KA

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  ANNUAL REPORT

                     Pursuant to Section 13 or 15(d) of the
                        Securities & Exchange Act of 1934

                    For fiscal year ended September 30, 2000

                        CENTURY PARK PICTURES CORPORATION
             (Exact name of registrant as specified in its charter)

       Minnesota                     0-14247                    41-1458152
------------------------    ------------------------     -----------------------
(State of Incorporation)    (Commission IRS Employer     (Identification Number)
                                  File Number)

4701 IDS Center, Minneapolis, Minnesota           55402
---------------------------------------        ----------
(Address of principal executive offices)       (zip code)

Registrant's telephone number: (612) 333-5100
                               --------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE
                                      ----

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK par value $.001
                          ----------------------------

Registrant has (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the 12 months next preceding September 30, 1999 and (2) has been subject to such filing requirements for the ninety
(90) days preceding September 30, 2000.

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of December 31, 2000, 9,886,641 common shares were outstanding. The aggregate market value of the common shares (based upon only limited and sporadic quotations not to exceed $1/10) of the Registrant held by non-affiliates was $ 816,815.

                                     PART I

         ITEM 1. BUSINESS

         (a) GENERAL DESCRIPTION OF BUSINESS

The Company develops, produces and markets various entertainment properties, including without limitation, the intellectual product(s) of entities engaged in the motion picture, television, and theatrical state productions, such as creative writers, producers and directors, for the motion picture, pay/cable and commercial television markets and, until September 1995 through its then 50.1% owned subsidiary, Willy Bietak Productions, Inc. ("WBPI"), produced and operated small touring ice shows and theme shows appearing in theatres, casinos, and major amusement parks and arenas. On September 29, 1995, in consideration of guarantees of certain bank debt of WBPI, provided WBPI by its minority shareholder, the Company transferred 65,900 of its shares of WBPI common stock to such minority shareholder, thereby reducing the Company's interest to 30%. Until December 1998 a wholly-owned subsidiary, International Theatres Corporation ("ITC"), of the Company operated the Chanhassen Dinner Theatre in Chanhassen, Minnesota which the Company acquired in 1993.

On December 17, 1998 the Board of Directors passed a resolution to transfer the Company's interest in ITC and its remaining interest in WBPI to the Company's CEO as repayment of $100,000 on account of advances made to the Company by the Company's CEO. In setting the $100,000 amount the Board of Directors obtained and relied upon an independent market analysis of ITC and WBPI by Lingate Financial Group, a Minnesota corporation.

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

         (c) ACCOUNTANTS OPINION

The Company's independent auditors issued their opinion on the Company's financial statements for the year ended September 30, 2000, which included an explanatory paragraph as to substantial doubt about the Company's ability to continue as a going concern. This doubt was raised primarily due to recurring losses from operations and due to the Company's stockholders' deficit of $1,282,326 at September 30, 2000.

         (d) NARRATIVE DESCRIPTION OF BUSINESS

             (i) International Theatres Corporation

         As previously discussed, on December 17, 1998 the Board of Directors in reliance upon an independent market analysis transferred International Theatres Corporation to the Company's CEO as partial repayment of $100,000 of advances. (See Footnote 13 to Financial Statements)

             (ii) Motion Pictures, Pay/Cable, and Television

         In producing entertainment properties for motion picture, pay/cable and commercial television, the Company has limited its costs to those incurred prior to the commencement of principal photography, either at a studio or on selected site(s). It has been the Company's intention to produce or co-produce and arrange for the distribution of primarily feature length motion pictures with production financing derived from third party sources. The Company has reported no revenues from motion pictures, pay/cable and television during 1998, 1998 and 2000. At September 30, 2000, the Company had two (2) properties of which only one of which was substantially completed. All entertainment properties have been charged to expenses.

         The profits of an enterprise involved in the entertainment industry generally and, particularly, the motion picture, television and music industries are greatly dependent upon the audience appeal of each creative product, compared with the cost of such product's purchase, development, production and distribution. Competition is intense both within the motion picture and television industry and other entertainment media. The Company is in competition with major film studios, as well as with numerous "independent" motion picture and television production companies for the acquisition of artistic properties, and the services of artistic, creative and technical personnel. The Company is unaware of any recognized approach to determined its or any participants' position in these industries. Moreover, the Company's financial resources does not suggest that it would be considered a "major participant in these industries.

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

                                     PART II

         ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

         a. Price Range of Common Stock

         The following table shows the range of the closing bid prices for the Common Stock in the over-the-counter market for the fiscal years ended September 30, 2000 and 1999. Since the first quarter 1996 there was no established public trading market for the Company's common shares. There were only limited or sporadic quotations and none exceed $.10.

Fiscal Years 1999 and 2000             Bid Prices
--------------------------             ----------
                                          High          Low
                                          ----          ---

         See above explanation

         b. Number of equity security holders' accounts at December 31, 2000:

                                  509
                                  ---

         c. Dividends:

         The Registrant has never paid any cash dividends on its Common Stock and does not plan to pay any cash dividends in the foreseeable future.

         ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA **

                                     2000           1999           1998           1997           1996
                                     ----           ----           ----           ----           ----
Revenues                         $        --    $        --    $        --    $        --    $   383,033

Income (Loss) from
   Continuing Operations             (65,649)       (67,207)      (308,698)      (391,748)    (1,988,093)
Income (Loss) from
   Continuing Operations
   per Share                           (0.01)          (.01)          (.03)          (.04)          (.20)
Weighted Average
   Number of                       9,886,641      9,886,641      9,886,641      9,886,641      9,751,596
Total Assets                     $       959    $       955    $ 1,176,146    $ 1,311,966    $ 1,740,952
Long Term Debt
   (excluding current portion)
                                 $        --    $        --    $        --    $   161,537    $   376,362
Stockholders'
Stockholders'
   Equity (Deficit)              $(1,282,326)   $(1,224,096)   $(2,135,511)   $(2,071,627)   $(1,902,715)

** Restated to reflect the reclassification of ITC's operations and the Company's equity in the operations of WBPI to discontinued operations. See Note 13 to Consolidated Financial Statements


         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

                                   OPERATIONS

           YEAR ENDED SEPTEMBER 30,2000 COMPARED TO SEPTEMBER 30,1999

Continuing operations consisted primarily of administrative expenses and interest expenses. Administrative expenses were $14,149 for 2000 compared to $15,530 for 1999. Interest expense was $51,500 for 2000 compared to $51,497 for 1999.

          Year ended September 30, 1999 compared to September 30, 1998

Due to the disposal of ITC and WBPI as discussed in Item 1(a), their respective revenues and expenses have been classified as discontinued operations. Continuing operations consisted primarily of administrative expenses and interest expense. Administrative expenses were $15,530 for 1999 compared to $221,883 for 1998. The decrease is primarily due to the elimination of expenses related to ITC. Interest expense was $51,497 for 1999 compared to $ 98,313 for 1998. The decrease was primarily due to the elimination of interest expense attributable to the Pike in 1999.

                        LIQUIDITY AND SOURCES OF CAPITAL

Cash used by continuing operating activities for the year ended September 30, 2000 was $7,415 compared to $17,213 in the comparable prior year period. Cash provided by discontinued operating activities for the year ended September 30, 1999 was $382,553. Cash provided by financing activities for the year ended September 30, 2000 was comprised of $7,419 in advances from the Company's CEO.Cash used by investing and financing activities was $48,809 for the year ended September 30, 1999 substantially all of which related to discontinued operations.

Management intends to continue to restrict expenditures with respect to the future development of entertainment properties and to market its completed properties. The Company has two completed properties. The costs of development have been written off. Accordingly, the Company will incur little, if any, costs of marketing. Management believes these actions may contribute to the Company's liquidity. The Company had no material commitments for capital expenditures as of September 30, 2000 and capital expenditures for fiscal 2001 are expected to be immaterial.

During the fiscal years ended September 30, 2000, 1999, and 1998, the Company incurred substantial losses from continuing operations of $65,649, $ 67,027, and $ 308,698, respectively, and has a working capital deficit as of September 30, 2000 of $1,282,326. The impact of these losses is to limit the liquidity and available cash resources for operations.

During the fiscal years ended September 30, 1999 and 1998 and 1997, the Company's CEO made cash advances to the Company in order to meet cash flow needs. These advances were secured by the Company's shares of stock in ITC and WPBI. In December 1998 the Company's management, with approval of the Board of Directors, transferred the assets and operations of ITC and the Company's investment in WBPI to the CEO as partial repayment of the advances made to the Company. There can be no assurances that the Company's CEO and major stockholder will advance any amount(s) either as loans or capital contributions in the future. See Note 13 to Financial Statements. This left the Company with no on-going operating business or operating assets.

The Company's operations subsequent to the disposition of its subsidiaries consist of acquisition searches and certain administrative costs, both of which could be scaled back and/or financed by the Company's CEO and major stockholder. There can e no assurances that the Company's CEO and major stockholder will advance any amount(s) either as loans or capital contributions in the future.

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

The Company raised during 1996 financing from outside sources of approximately $400,000, due to inadequate cash flow and insufficient funds of the Pike. Such financing was due in December, 1996, and is secured by the common stock of the Pike. Management anticipates the majority of the financing will be converted into the Company's common stock. Management attempted to sell the Company's interest in the Pike, but was unsuccessful. There are no assurances that the financing will be converted into the Company's common stock. During the year ended September 30, 2000, the Pike was legally dissolved. The Company's consolidated balance sheet includes $302,179 of liabilities of the Pike as of September 30, 2000. Management is uncertain of the ultimate resolution of such liabilities. Absent further action it is believed these liabilities will be removed and a corresponding gain on extinguishment of debt will be recognized when the statute of limitations expire in 2002.

The Company's independent auditors issued their opinion on the Company's financial statements for the year ended September 30, 2000, which included an explanatory paragraph as to substantial doubt about the Company's ability to continue as a going concern. This doubt was raised primarily due to recurring losses from operations, the Company's stockholder's deficit of $ 1,282,326 at September 30, 2000, and to no ongoing operations.

                                    INFLATION

Inflation and changing prices have not had a significant impact on operations of the Company to date.

         ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information is included following "Index to Financial Statements".

         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      NONE

                                    PART III

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AT SEPTEMBER 30, 2000

                                                     Director/
                                                      Officer
Name                        Office Held                Since        Age
----                        -----------                -----        ---

Philip Rogers          President, Director             1983          66
Thomas K. Scallen      Chief Executive Officer,        1983          75
                          Chairman of the Board
                          of Directors
Bruce Lansbury         Director                        1983          70
Willy Bietak           Director                        1992          53

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

         ITEM 11. EXECUTIVE COMPENSATION

Officer Compensation
--------------------

                                             Cash and Cash Equivalent      Aggregate
       Name            Capacity     Year     Paid or Accrued Salaries     Remuneration
       ----            --------     ----     -------------------------    ------------
Philip Rogers         President     2000     $   -0-                      $   -0-
                                    1999     $   -0-                      $   -0-
                                    1998     $   -0-                      $   -0-

Thomas K. Scallen     CEO           2000     $   -0-                      $   -0-
                                    1999     $135,000                     $135,000
Ronald Leckelt**      CFO           1998     $135,000                     $135,000


All Officers as a
   Group
 (2 in number)**                    2000     $   -0-                      $   -0-
                                    1999     $195,000                     $195,000
                                    1998     $195,000                     $195,000

** Mr. Ronald Leckelt resigned as CFO in 1998. For 1998 the Company has accrued $60,000 salary due Mr. Leckelt.

Director Compensation
---------------------

The Directors have not received any cash compensation. Directors, other than Messrs. Scallen and Rogers, each received 2 year options to purchase 10,000 shares of the Company's common stock at $1.50 per share in 1993. These options expired September 30, 1996.

         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as at September 30, 2000, the information with respect to common stock ownership of each person known to the Company to own beneficially more than five percent (5%) of the shares of the Company's common stock and all Directors and Officers as a group.

                             Number of
Name & Address                 Shares            Percentage
--------------                 ------            ----------

Thomas K. Scallen             1,619,480            16.4%
Heron Cove, Unit B
Windham, NH 03087

Philip Rogers                    99,375             1.0%
Rogers & Associates
3575 Cahuenga Blvd. W.
Los Angles, CA 90068

All Officers and Directors
as a Group (5 in number)      1,718,855            17.3%

         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the years ended September 30, 2000 and 1999, the Company's chief executive officer (CEO) provided short-term advances of $7,419 and $2,770, respectively to the Company. These amounts were required to be reported as additional paid in capital in the accompanying financial statements. The advances contained specific repayment provisions and, as such, when repayments occur, a corresponding reduction additional paid in capital would occur.

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

As of September 30, 2000 and 1999, the Company owed the Company's CEO $227,500 for cumulative accrued salary. These amounts are included in accrued expenses on the accompanying balance sheets.

As of September 30, 2000 and 1999, the Company owed the Company's former CFO $127,000 for cumulative accrued salary. These amounts are included in accrued expenses on the accompanying balance sheets.

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

         (22.11) Registrant is the sole shareholder of Minnesota Arena Football, Inc., a Minnesota corporation ("MAF"). MAF did business under the trade name Minnesota Fighting Pike until 1996.

         (24) Manually signed powers of attorney for members of the Board of Directors, filed with Registrants 1998 annual report on Form 10-K are incorporated by this reference.

         (27)     Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 9th day of April, 2001.

                                        CENTURY PARK PICTURES CORPORATION

                                        By: /s/ Thomas K. Scallen
                                            -----------------------------------
                                                Thomas K. Scallen
                                                Chief Executive Officer

Pursuant to the Requirements of the Securities Exchange Act of 1934, this Report has been signed on behalf of the Registrant and in capacities and on the dates indicated.

*
/s/ Philip Rogers                                                  March 1, 2001
------------------------------
Philip Rogers
 President
 & Director

/s/ Thomas K. Scallen                                              March 1, 2001
----------------------------------
Thomas K. Scallen
Chief Executive Officer & Director

*
/s/ Willy Bietak                                                   March 1, 2001
----------------------------------
Willy Bietak Director


         * Signed pursuant to Power of Attorney
                 (SEE EXHIBIT 25 ON FILE)

                CENTURY PARK PICTURES CORPORATION AND SUBSIDIARY

           CONSOLIDATED FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES
                     INCLUDED IN ANNUAL REPORT ON FORM 10-KA
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000


                                      INDEX
                                      -----

Page numbers refer to pages in the attached Consolidated Financial Statements:

                                                                            Page
                                                                            ----

Independent Auditors' Report..................................................1

Consolidated Balance Sheets - September 30, 2000
  and September 30, 1999......................................................2

Consolidated Statements of Operations -
  Years ended September 30, 2000, 1999, and 1998..............................3

Consolidated Statements of changes in
  Stockholders' deficit - Years Ended
  September 30, 2000, 1999, and 1998..........................................4

Consolidated Statements of Cash Flows -
  Years ended September 30, 2000
  1999, and 1998..............................................................5

Notes to Consolidated Financial Statements....................................6

                        CENTURY PARK PICTURES CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998


                                    CONTENTS


                                                                            Page

Independent auditors' report                                                 1

Financial statements:

   Consolidated balance sheets                                               2

   Consolidated statements of operations                                     3

   Consolidated statements of changes in stockholders' deficit               4

   Consolidated statements of cash flows                                     5

   Notes to consolidated financial statements                               6-14

BOARD OF DIRECTORS AND STOCKHOLDERS
CENTURY PARK PICTURES CORPORATION
MINNEAPOLIS, MINNESOTA


                          Independent Auditors' Report

We have audited the accompanying consolidated balance sheets of CENTURY PARK PICTURES CORPORATION as of September 30, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended September 30, 2000, 1999, and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CENTURY PARK PICTURES CORPORATION as of September 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for the years ended September 30, 2000, 1999, and 1998 in conformity with generally accepted accounting principles.

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



December 5, 2000

                        CENTURY PARK PICTURES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2000 AND 1999

                                     ASSETS

                                                                   2000          1999
                                                               ------------     ------------
CURRENT ASSETS:
    Cash                                                       $         33     $         29
    Prepaid expenses                                                    926              926
                                                               ------------     ------------

       Total current assets                                             959              955
                                                               ------------     ------------
PROPERTY, PLANT, AND EQUIPMENT:
    Furniture and fixtures                                           94,077           94,077
    Less accumulated depreciation and amortization                   94,077           94,077
                                                               ------------     ------------

                                                                          0                0
                                                               ------------     ------------

                                                               $        959     $        955
                                                               ============     ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Notes payable                                              $    400,000     $    400,000
    Accounts payable                                                279,686          281,979
    Accrued expenses:
       Compensation                                                 354,500          354,500
       Interest                                                     217,134          165,634
       Other                                                         31,965           22,938
                                                               ------------     ------------

        Total current liabilities                                 1,283,285        1,225,051
                                                               ------------     ------------

COMMITMENTS AND CONTINGENCIES (NOTES 7 AND 11)

STOCKHOLDERS' DEFICIT:
    Common stock, $0.001 par; 200,000,000 shares
      authorized; 9,886,641 shares issued and outstanding             9,887            9,887
    Additional paid-in capital                                    6,168,281        6,160,862
    Accumulated deficit                                          (7,460,494)      (7,394,845)
                                                               ------------     ------------

                                                                 (1,282,326)      (1,224,096)
                                                               ------------     ------------

                                                               $        959     $        955
                                                               ============     ============


                       See notes to financial statements                       2

                        CENTURY PARK PICTURES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998

                                                          2000             1999             1998
                                                      ------------     ------------     ------------
REVENUE                                               $          0     $          0     $          0
                                                      ------------     ------------     ------------
OPERATING COSTS AND EXPENSES:
    Administration                                          14,149           15,530          221,883
    Depreciation and amortization                                                                942
                                                      ------------     ------------     ------------
                                                            14,149           15,530          222,825
                                                      ------------     ------------     ------------
OPERATING LOSS                                             (14,149)         (15,530)        (222,825)
                                                      ------------     ------------     ------------
NONOPERATING INCOME (EXPENSE):
    Other income                                                                              12,440
    Interest expense                                       (51,500)         (51,497)         (98,313)
                                                      ------------     ------------     ------------
                                                           (51,500)         (51,497)         (85,873)
                                                      ------------     ------------     ------------
LOSS FROM CONTINUING OPERATIONS                            (65,649)         (67,027)        (308,698)
                                                      ------------     ------------     ------------
DISCONTINUED OPERATIONS (SEE NOTE 13):
    Income (loss) from operations of ITC (less
     applicable income taxes of  $426 and $2,000
     for 1999 and 1998, respectively)                                      (350,331)         171,483
    Equity in net income (loss) from operations of
     WBPI (less applicable income taxes of $0)                               74,647           (2,334)
                                                      ------------     ------------     ------------
                                                                 0         (275,684)         169,149
                                                      ------------     ------------     ------------
NET LOSS                                              $    (65,649)    $   (342,711)    $   (139,549)
                                                      ============     ============     ============

Loss from continuing operations per
    share of common stock                             $      (0.01)    $      (0.01)    $      (0.03)
                                                      ============     ============     ============
Income (loss) from discontinued operations per
    share of common stock                             $       0.00     $      (0.03)    $       0.02
                                                      ============     ============     ============

Net loss per share of common stock                    $      (0.01)    $      (0.04)    $      (0.01)
                                                      ============     ============     ============

Weighted average number of common shares                 9,886,641        9,886,641        9,886,641
                                                      ============     ============     ============


                       See notes to financial statements                       3

                        CENTURY PARK PICTURES CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                 YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998


                                               Common Stock Issued         Additional
                                           ---------------------------       Paid-In       Accumulated
                                             Shares           Amount         Capital         Deficit           Total
                                           -----------     -----------     -----------     -----------      -----------
Balance, September 30, 1997                  9,886,641     $     9,887     $ 4,831,071     $(6,912,585)     $(2,071,627)

        Advances from officer                                                   75,665                           75,665

        Net loss                                                                              (139,549)        (139,549)
                                           -----------     -----------     -----------     -----------      -----------

Balance, September 30, 1998                  9,886,641           9,887       4,906,736      (7,052,134)      (2,135,511)

        Forgiveness of debt by officer
          and transfer of assets                                             1,254,126                        1,254,126

        Net loss                                                                              (342,711)        (342,711)
                                           -----------     -----------     -----------     -----------      -----------

Balance, September 30, 1999                  9,886,641           9,887       6,160,862      (7,394,845)      (1,224,096)

        Advances from officer                                                    7,419                            7,419

        Net loss                                                                               (65,649)         (65,649)
                                           -----------     -----------     -----------     -----------      -----------

Balance, September 30, 2000                  9,886,641     $     9,887     $ 6,168,281     $(7,460,494)     $(1,282,326)
                                           ===========     ===========     ===========     ===========      ===========


                       See notes to financial statements                       4

                        CENTURY PARK PICTURES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998

                           INCREASE (DECREASE) IN CASH

                                                                    2000             1999             1998
                                                                ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Continuing operations:
  Net loss                                                      $    (65,649)    $    (67,027)    $   (308,698)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation                                                                                           942
                                                                ------------     ------------     ------------

                                                                     (65,649)         (67,027)        (307,756)
    Increase (decrease) in liabilities:
       Accounts payable                                               (2,293)          (1,683)         (61,378)
       Accrued expenses                                               60,527           51,497          224,593
                                                                ------------     ------------     ------------

     CASH USED IN CONTINUING OPERATIONS BEFORE
      INCOME TAXES                                                    (7,415)         (17,213)        (144,541)
                                                                ------------     ------------     ------------

Discontinued operations (See Note 13):
  Net income (loss)                                                                  (275,684)         169,149
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
    Depreciation                                                                       77,526          338,568
    Amortization                                                                      388,814           22,238
    Loss on disposal of property and equipment                                          3,055           15,112
    Equity in net (income) loss of unconsolidated subsidiary                          (74,647)             709
    (Increase) decrease in assets:
       Accounts receivable                                                           (220,339)         (24,368)
       Inventories                                                                    (14,498)          (3,515)
       Deferred shows costs                                                           (99,914)         (52,808)
       Prepaid expenses                                                               (58,617)         (14,946)
    Increase (decrease) in liabilities:
       Accounts payable                                                               (68,441)        (165,989)
       Deferred revenue                                                               679,006          113,601
       Accrued expenses                                                                46,292           22,764
                                                                ------------     ------------     ------------
     CASH PROVIDED BY DISCONTINUED OPERATIONS BEFORE
       INCOME TAXES                                                                   382,553          420,515
                                                                ------------     ------------     ------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                     (7,415)         365,340          275,974
                                                                ------------     ------------     ------------


                       See notes to financial statements

                                                                   2000             1999             1998
                                                               ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Discontinued operations:
     Purchases of property, plant, and equipment               $                $    (48,809)    $   (159,580)
     Decrease in due from unconsolidated subsidiary                                                     1,625
                                                               ------------     ------------     ------------
            NET CASH USED IN INVESTING ACTIVITIES                                    (48,809)        (157,955)
                                                               ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Continuing operations:
     Advances from officer                                            7,419            2,700           75,665
    Discontinued operations:
     Advances to officer
     Cash transferred with disposition of ITC                                       (250,864)
     Net payments on short-term notes                                                (25,000)
     Payments on long-term capitalized lease obligation                              (60,315)        (207,527)
                                                               ------------     ------------     ------------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           7,419         (333,479)        (131,862)
                                                               ------------     ------------     ------------
NET INCREASE (DECREASE) IN CASH                                           4          (16,948)         (13,843)
                                                               ------------     ------------     ------------
CASH AT BEGINNING OF YEAR                                                29           16,977           30,820
                                                               ------------     ------------     ------------
CASH AT END OF YEAR                                            $         33     $         29     $     16,977
                                                               ============     ============     ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid during the year for interest                     $                $      5,668     $     46,593
                                                               ============     ============     ============
    Cash paid during the year for income taxes                 $                $      1,000     $      2,000
                                                               ============     ============     ============

                        CENTURY PARK PICTURES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998


1.     DESCRIPTION OF BUSINESS AND CONSOLIDATION:

       CENTURY PARK PICTURES CORPORATION (the Company) is engaged in the development, production, and marketing of entertainment properties.

       International Theatres Corporation (ITC) was a 100 percent owned subsidiary, which owned and operated the Chanhassen Dinner Theatres in Chanhassen, Minnesota. During the year ended September 30, 1999, ITC was transferred to the majority shareholder (see Note 13). During the normal course of business, ITC granted credit to its corporate clients. ITC performed on-going credit evaluations of its customers' financial condition and generally required no collateral from them. Due to the nature of its business, the Company believed that no allowance for uncollectible amounts was necessary.

       Minnesota Arena Football, Inc. dba Minnesota Fighting Pike (Pike), a 100 percent owned subsidiary, was an indoor professional football team that the Company obtained the rights to during the fiscal year ended September 30, 1996. The Pike ceased operations on August 31, 1996. The net losses generated by the Pike were ($48,019) and ($104,582) for the fiscal years ended September 30, 1998 and 1997, respectively. During the year ended September 30, 1999, the Pike recognized income of $627,835 due to forgiveness of debt to a shareholder and a related company. As of December 31, 1999, Minnesota Arena Football was legally disolved.

       Investment in common stock of WBPI:
         The Company had a 30 percent investment in Willy Bietak Productions, Inc. (WBPI), which produces touring ice shows and theme shows appearing in shopping malls, theatres, casinos, arenas, and major amusement parks throughout the United States. During the year ended September 30, 1999, WBPI was transferred to the majority shareholder.

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

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

       Property, plant, and equipment:
         Property and equipment consists of furniture and fixtures and is stated at the lower of depreciated cost or net realizable value. All assets are fully depreciated at December 31, 2000 and therefore, no depreciation expense has been recorded.

       Income taxes:
         Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes recognized for accrued expenses and operating losses that are available to offset future federal income taxes (see Note 6).

       Advertising costs:
         Advertising costs are charged to operations when the advertising first takes place. Advertising expense for the periods ended September 30, 2000, 1999 and 1998 were $0, $201,346 and $621,204, respectively.

       Earnings per share:
         The Company's net income (loss) per share is computed based upon the weighted average number of common shares outstanding during the year using the treasury stock method. There are no dilative common shares outstanding because the exercise price of outstanding stock options exceeds the current market price of a share of the Company's common stock. Therefore, normal earnings per share and dilutive earnings per share are the same.

3.     RELATED PARTY TRANSACTIONS:

       During the years ended September 30, 2000, 1999 and 1998, the Company's chief executive officer (CEO) provided short-term advances of $7,419, $2,700 and $75,665, respectively, to the Company. This amount was required to be reported as additional paid-in capital in the accompanying consolidated financial statements. During 1999 and 1998 the advances contained specific repayment provisions and when repayments occur, there will be a reduction of additional paid-in capital. The advances were secured by the Company's shares of stock in ITC (see Note 13).

       As of September 30, 2000, 1999 and 1998, the Company owed the Company's CEO $227,500 for cumulative accrued salary. This amount is included in accrued expenses on the accompanying consolidated balance sheets.

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998


4.     INVESTMENT IN UNCONSOLIDATED SUBSIDIARY:

       During the year ended September 30, 1999, the Company's investment in WBPI was transferred to the Company's majority shareholder as partial repayment of the advances the majority shareholder made to the Company (see Note 13).

       Condensed financial information of WBPI as of September 30, 1999 and 1998, and for the three months ended December 31, 1998, and the fiscal year ended September 30, 1998 was as follows:

                                                 1999            1998
                                             -----------     -----------

       BALANCE SHEET
         Total current assets                $               $    71,595

         Total noncurrent assets
         Total current liabilities                               220,757
         Total noncurrent liabilities                            433,145
         Equity                                                  (69,712)

       OPERATIONS
         Admissions revenues                 $ 1,305,657     $ 2,783,839
         Operating costs                        (921,656)     (2,221,433)
         General and administrative costs       (138,716)       (602,161)
         Nonoperating income                       6,401          32,142
         Income tax expense                       (2,864)           (168)
                                             -----------     -----------
         Net income (loss)                   $   248,822     $    (7,781)
                                             ===========     ===========
         30% share                           $    74,647     $    (2,334)
                                             ===========     ===========

       Operations for WBPI for the period ended December 31, 1998, represented a portion of that Company's total fiscal year. Results of operations detailed above for the three-month period ended December 31, 1998, may not be reflective of an entire year's operation.

5.     NOTES PAYABLE:

       The Company has notes payable to various individuals totaling $400,000 at September 30, 2000 and 1999. The notes bear interest at the rate of 12% to 15% and were secured by the Company's right, title, and interest in the Pike. The notes matured between June and December 1996. The notes are convertible into common stock of the Company. These notes are in default at September 30, 2000 and 1999. As of September 30, 2000, the holders of the notes had not exercised their right to convert.

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998


6.     INCOME TAXES:

       The Company's net deferred tax assets and liabilities consisted of the following at September 30:

                                                        2000
                                       ---------------------------------------
                                         Federal        State         Total
                                       -----------   -----------   -----------

       Deferred tax assets:
           Other (current)             $    96,000   $    35,000   $   131,000
           Net operating loss
              carryforwards
              (non-current)                937,000       100,000     1,037,000
                                       -----------   -----------   -----------
                                         1,033,000       135,000     1,168,000

           Valuation allowance          (1,033,000)     (135,000)   (1,168,000)
                                       -----------   -----------   -----------

                                       $         0   $         0   $         0
                                       ===========   ===========   ===========

       Deferred tax liabilities        $         0   $         0   $         0
                                       ===========   ===========   ===========

                                                        1999
                                       ---------------------------------------
                                         Federal        State         Total
                                       -----------   -----------   -----------

       Deferred tax assets:
           Other (current)             $    96,000   $    35,000   $   131,000
           Net operating loss
              carryforwards
              (non-current)                564,000       227,000       791,000
                                       -----------   -----------   -----------
                                           660,000       262,000       922,000

           Valuation allowance            (660,000)     (262,000)     (922,000)
                                       -----------   -----------   -----------

                                       $         0   $         0   $         0
                                       ===========   ===========   ===========

       Deferred tax liabilities        $         0   $         0   $         0
                                       ===========   ===========   ===========


       During the year ended September 30, 2000, certain estimates and assumptions were changed as they related to the net operating loss carryforwards. The effect of this change was to increase the estimated net operating loss carryforwards.

       During the years ended September 30, 2000 and 1999, the Company recorded valuation allowances of $1,168,000 and $922,000, respectively, on the deferred tax assets to reduce the total amounts that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. There was no other activity in the valuation allowance accounts.

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998


6.     INCOME TAXES (CONTINUED):

       The Company has loss carryforwards totaling approximately $4,148,000 that may be offset against future taxable income. If not used, the carryforwards will expire as follows:

                 Expiration Date         Federal          State
                 ---------------       -----------     -----------
                       2002            $    20,000     $
                       2003                 31,000
                       2004                 34,000         219,000
                       2005                                 46,000
                       2006                 17,000         115,000
                       2007                 17,000         130,000
                       2008                419,000         384,000
                       2010                486,000          30,000
                       2011              1,877,000          33,000
                       2012                162,000           2,000
                       2015                 60,000          66,000
                                       -----------     -----------
                                       $ 3,123,000     $ 1,025,000
                                       ===========     ===========

       The Company's provision for income taxes differs from applying the U.S. federal income tax rate of 34% to income before income taxes. A reconciliation between taxes computed at the federal statutory rate and the consolidated effective rate is as follows for the years ended September 30:

                                                 2000        1999        1998
                                              ---------   ---------   ---------

       Income tax benefit from continuing
         operations at federal statutory
         rates                                $ (24,000)  $ (23,000)  $(105,000)

       Income tax expense (benefit) from
         discontinued operations at federal
         statutory rates                                    250,000     (58,000)
       States taxes                                           1,000       2,000
       Effect of limiting tax credit on net
         operating losses from continuing
         operations to taxes paid                24,000      23,000     105,000
       Effect of limiting tax credit on net
         operating (income) losses from
         discontinued operations to taxes
         paid                                              (250,000)    (58,000)
                                              ---------   ---------   ---------
                                              $           $   1,000   $   2,000
                                              =========   =========   =========

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998


7.     COMMITMENTS AND CONTINGENCIES:

       Operating leases:
         The Company leases office space under a noncancelable operating lease that expires August 31, 2001. The space has been sub-leased to a Company owned by the Company's CEO. The Company incurred no expense related to this lease during the fiscal year ended September 30, 2000. The company has required minimum lease payments of $30,247 for the year ended September 30, 2001

         Prior to the transfer of ITC, the Company leased the land used in the operations of ITC and certain office equipment under noncancelable operating leases (see Note 13). Total rent expense under those leases for the years ended September 30, 1999 and 1998 was $58,448, and $271,138, respectively.

       Capitalized leases (see Note 13):
         Prior to the transfer of ITC, the Company leased the buildings used in the operations of ITC under a capitalized lease. Amortization expense was $36,684, and $172,655 for the years ended September 30, 1999, and 1998, respectively, and was included in depreciation expense on the accompanying financial statements. The disposition of the building and the capitalized lease was included in the transfer of ITC's assets (Note 13).

8.     RETIREMENT PLANS (SEE NOTE 13):

       Prior to its transfer, ITC had a 401(k) incentive savings plan covering substantially all of its non-union employees. Eligible employees could defer up to 10% of their compensation to the plan. ITC matched 25% of the employees' contribution up to 6% of the employees' compensation.

       ITC also contributed to a retirement plan established by the union for its employees who were represented by a collective bargaining unit. The required contribution was 8% of gross wages.

       ITC's contribution to the plans were $6,580, and $29,312 for the period ended December 17, 1998, and the year ended September 30, 1998, respectively.

9.     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

       Non-cash transactions:
         During the year ended September 30, 1999, the Company's interest in ITC and WBPI was transferred to the Company's CEO as repayment of advances the CEO made to the Company (see Note 13). This resulted in a non-cash forgiveness of debt of $452,719 for the Company, $1,086,703 for ITC, and $627,835 for the Pike.

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998


11.    CORPORATE LIQUIDITY (SEE NOTE 13):

       During the fiscal years ended September 30, 2000, 1999 and 1998, the Company incurred substantial losses of $65,649, $342,711 and $139,549, respectively, and had working capital deficits as of September 30, 2000, 1999 and 1998 of $1,282,326, $1,224,096 and $3,006,272, respectively. Due to these losses, the Company has no liquidity and available cash resources to finance further operations.

       During the fiscal year ended September 30, 1998, the Company's CEO made cash advances to the Company in order to meet cash flow needs. These advances were secured by the Company's shares of stock in ITC. On December 17, 1998, the Company's management, with approval by the Board of Directors, transferred the assets and operations of ITC and the Company's investment in WBPI to the CEO as partial repayment of the advances made to the Company. This left the Company without any on-going operating business or operating assets.

       The Company's operations exclusive of its subsidiaries consist of acquisition searches and certain administrative costs, both of which could be scaled back and/or financed by the Company's CEO and major stockholder. Management intends to continue to explore options to purchase a company that will have sufficient cash flow to support operations.

12.    FAIR VALUE OF FINANCIAL INSTRUMENTS:

       The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are as follows at September 30:

                                     2000                      1999
                             -------------------      --------------------
                             Carrying      Fair       Carrying       Fair
                             Amount        Value      Amount         Value
                             -------------------      --------------------
       Assets:
         Cash                $     33   $     33      $     29   $     29
       Liabilities:
         Notes payable        400,000    400,000       400,000    400,000

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

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998


13.    DISCONTINUED OPERATIONS (CONTINUED):

       The net assets of ITC at December 17, 1998 the date of the transfer, were as follows:

          Cash                                                     $    250,865
          Accounts receivable                                           290,382
          Inventories                                                    60,269
          Deferred show costs                                           174,439
          Due from related parties                                      168,986
          Prepaid expenses                                              153,467
          Property, plant, and equipment - net                          450,175
          Cost in excess of net assets of business acquired - net
          Notes payable                                                 (25,000)
          Current maturities of capitalized lease obligation           (108,521)
          Accounts payable                                             (284,885)
          Deferred revenue                                           (1,866,613)
          Accrued expenses:
            Compensation                                               (255,607)
            Other                                                       (94,660)
                                                                   ------------

                                                                   $ (1,086,703)
                                                                   ============

       The net assets of WBPI at December 17, 1998, were as follows:

          Due from unconsolidated subsidiary                       $        293
          Investment in unconsolidated subsidiary                        74,647
                                                                   ------------

                                                                   $     74,940
                                                                   ============

       Revenues generated by ITC were $2,267,889, and $8,641,542 for the period ended December 17, 1998, and the year ended September 30, 1998, respectively. The income (loss) from operations of ITC were $(350,331) and $171,483 for the period ended December 17, 1998, and the year ended September 30, 1998, respectively. The loss from operations for the period ended December 17, 1998 included the writedown of goodwill in the amount of $384,062 as a result of a review of the recoverability of the carrying amount of the goodwill.

       On December 31, 1998 the Company's CEO forgave the remainder of the advances owed to him by the Company and the Pike. The amount of the advances forgiven and net gain on debt forgiveness were reported as additional paid-in capital in the accompanying consolidated financial statements. The net gain on debt forgiveness was as follows:

          Company                                                  $    527,659
          Pike                                                          627,835
                                                                   ------------

          Advances forgiven                                           1,155,494
          Net assets of WBPI transferred to CEO                         (74,940)
                                                                   ------------

          Gain on debt forgiveness                                 $  1,080,554
                                                                   ============

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998


14.    SEGMENT INFORMATION:

       During the year ended September 30, 1999, the Company adopted Financial Accounting Standards Board Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. During the year ended September 30, 1999, the Company had two reportable segments: ITC and Pike (see Note
       13). The Company's reportable segments were strategic business units that offer different products and services. They were managed separately because each business requires different technology and marketing strategies. Corporate operations include administrative expenses and corporate assets, which include cash and prepaid expenses. At September 30, 2000, the Company had one reportable segment, Pike.

       Segment information is as follows:

                            Fiscal year
                               ended
                           September 30,       ITC           Pike        Corporate        Total
                           -------------   -----------   -----------   ------------    -----------
       Segment profit           2000       $             $             $    (65,649)   $   (65,649)
                                1999                                        (67,027)       (67,027)
                                1998                         (48,019)      (260,679)      (308,698)
                           -----------------------------------------------------------------------
       Interest expense         2000                                         51,500         51,500
                                1999                                         51,497         51,497
                                1998                          53,313         45,000         98,313
                           -----------------------------------------------------------------------
       Depreciation             2000
                                1999            77,526                                      77,526
                                1998           338,568                          942        339,510
                           -----------------------------------------------------------------------
       Income (loss) from       2000
       discontinued             1999           736,372                       74,647        811,019
       operations               1998           171,483                       (2,334)       169,149
                           -----------------------------------------------------------------------
       Extraordinary            2000
       item                     1999                         627,835        452,719      1,080,554
                                1998
                           -----------------------------------------------------------------------
       Identifiable             2000                                            959            959
       assets                   1999                                            955            955
                           -----------------------------------------------------------------------
       Capital                  2000
       expenditures             1999            48,809                                      48,809
                           -----------------------------------------------------------------------

        Revenues from external customers, revenues from transactions with other segments, interest revenue, equity in the net income of investees accounted for by the equity method and income tax expense or benefit were zero for the years ended September 30, 2000, 1999, and 1998.