Form 10-Q
period 2000-12-31
CENTURY PARK PICTURES CORP
filed 2001-09-24
CIK 728387

CONFORMED COPY


                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549



                                QUARTERLY REPORT

              Pursuant to Section 13 or 15(d) of the Securities and
                              Exchange Act of 1934


                       For Quarter ended December 31, 2000


                        CENTURY PARK PICTURES CORPORATION

             (Exact name of registrant as specified in its charter)



        Minnesota                    0-14247                     41-1458152
        ---------              ----------------------          -------------
(State of Incorporation)      (Commission File Number)        (IRS ID Number)



4701 IDS Center, Minneapolis, Minnesota                            55402
---------------------------------------                          ----------
(Address of principal executive offices)                         (zip code)


Registrant's telephone number, including area code:               (612) 333-5100
                                                                  --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months and (2) has been subject to such filing requirements for the past ninety (90) days. x Yes _ No

As at December 31, 2000, 9,886,641 common shares, $.001 par value, were outstanding.

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         This information is included following "Index to Consolidated Financial Statements".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                   OPERATIONS

Period Ended December 31, 2000 compared to Period Ended December 31, 1999.

Operations consisted primarily of administrative expenses and interest expense. Administrative expenses were $2,054 for 2000 compared to $24 for 1999. The increase is primarily due to the timing of expenses related to filing the Company's annual report. Interest expense was $12,875 for 2000 and $12,871 for 1999, representing interest accruing on notes payable.

Period Ended December 31, 1999 compared to Period Ended December 31, 1998.

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


                        LIQUIDITY AND SOURCES OF CAPITAL

Cash used in operating activities for the quarter ended December 31, 2000, was $2,055 compared to $24 for the comparable prior year period. The primary use of cash in operating activities was the payment of accounting fees. Cash flows from investing and financing activities during the quarters ended December 31, 2000 and 1999 consisted of advances from the Company's CEO totaling $2,078 and $100, respectively.

At December 31, 2000, the Company had a working capital deficit of ($1,297,255) and cash of $56. The working capital deficit at December 31, 2000, was primarily comprised of notes payable of $400,000, accounts payable and accrued expenses of $541,659, and accrued compensation of $354,500. Approximately $302,000 of the accounts payable and accrued expenses relate to The Pike. Management believes that a significant portion of these obligations would be discharged upon liquidation as discussed below.

The Company intends to continue to seek out potential acquisitions. It is probable that any significant acquisitions would require long-term financing. However, there are no assurances that the Company will complete any acquisitions or that it will obtain financing under terms acceptable to the Company.

The Company had no material commitments for capital expenditures as of December 31, 2000 and capital expenditures for the remainder of fiscal 2001 are expected to be immaterial.

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

The Company's independent auditors issued their opinion on the consolidated financial statements as of September 30, 2000, wherein they added an additional paragraph which raised substantial doubt as to the Company's ability to continue as a going concern. This doubt was raised primarily due to recurring losses from operations, the Company's stockholders' deficit of $1,282,326 as of September 31, 2000, and to no ongoing operations. Currently, the Company has no specific viable plans intended to mitigate the effect of such conditions, other than its plans to acquire a company that will generate sufficient cash flows for continued existence.

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

Dated as of September 10, 2001.

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


1.       Consolidated Balance Sheets                                         F-1

2.       Consolidated Statements of Operations                               F-2

3.       Consolidated Statements of Cash Flows                               F-3

4.       Notes to Consolidated Financial Statements                          F-4

                CENTURY PARK PICTURES CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                    December 31, 2000 and September 30, 2000
                                  (Unaudited)

                                                December 31,    September 30,
                         ASSETS                    2000            2000
                                               -------------    -------------
CURRENT ASSETS
  Cash                                          $        56     $        33
  Prepaid expenses                                      926             926
                                               -------------    -------------
     Total current assets                               982             959
                                               -------------    -------------

PROPERTY AND EQUIPMENT, at cost
  Furniture and fixtures                             94,077          94,077
                                               -------------    -------------
                                                     94,077          94,077
  Less accumulated depreciation                      94,077          94,077
                                               -------------    -------------
                                                         --              --
                                               -------------    -------------

                                                $       982     $       959
                                               =============   ==============

                 LIABILITITES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Notes payable                                 $   400,000     $   400,000
  Due to related parties                              2,078              --
  Accounts payable                                  279,686         279,686
  Accrued compensation                              354,500         354,500
  Accrued expenxes                                  261,973         249,099
                                               -------------    -------------
     Total current liabilities                  $ 1,298,237     $ 1,283,285
                                               -------------    -------------


STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, par value $.001 per share
    authorized 200,000,000 shares; issued
    and outstanding 9,886,641 shares;                 9,887           9,887
  Additional paid in capital                      6,168,281       6,168,281
  Accumulated deficit                            (7,475,423)     (7,460,494)
                                               -------------    -------------
                                                 (1,297,255)     (1,282,326)
                                               -------------    -------------

                                                $       982     $       959
                                               =============   ==============

                See Notes to Consolidated Financial Statements.

                CENTURY PARK PICTURES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three-Month Periods Ended December 31, 2000 and 1999
                                   (Unaudited)

                                                         Three-Month Periods
                                                         2000           1999
                                                      ----------     ----------
Operating Expenses
   General and administration                         $    2,054     $       24
                                                      ----------     ----------

      Operating loss                                      (2,054)           (24)

Interest expense                                         (12,875)       (12,871)
                                                      ----------     ----------

      Income (loss) before income taxes                  (14,929)       (12,895)

Income taxes                                                  --             --
                                                      ----------     ----------

      Net income (loss)                               $  (14,929)    $  (12,895)
                                                      ==========     ==========

      Net income (loss) per share of common stock     $    (0.00)    $    (0.00)
                                                      ==========     ==========

      Weighted average number of common shares         9,886,641      9,886,641
                                                      ==========     ==========




                See Notes to Consolidated Financial Statements.

                CENTURY PARK PICTURES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Three-Month Periods Ended December 31, 2000 and 1999
                                   (Unaudited)


                                                           2000         1999
                                                        ---------     ---------
CASH FLOWS FROM  OPERATING ACTIVITIES
 Net loss                                               $ (14,929)    $ (12,895)
 Adjustments to reconcile net loss to cash
  provided by operating activities:
   Increase (Decrease) in-
     Accounts payable and accrued expenses                 12,874        12,871
                                                        ---------     ---------

       Net cash provided by operating activities           (2,055)          (24)
                                                        ---------     ---------


CASH FLOWS FROM FINANCING ACTIVITIES
 Increase (decrease) in due to/from related parties         2,078           100
                                                        ---------     ---------

       Net cash provided by (used in) financing
        activities                                          2,078           100
                                                        ---------     ---------

       Net increase (decrease) in cash                         23            76

       Cash, beginning of period                               33            29
                                                        ---------     ---------

       Cash, end of period                              $      56     $     105
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