Form 10-Q
period 2001-03-31
CENTURY PARK PICTURES CORP
filed 2001-09-24
CIK 728387

CONFORMED COPY


                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549



                                QUARTERLY REPORT

              Pursuant to Section 13 or 15(d) of the Securities and
                              Exchange Act of 1934


                        For Quarter ended March 31, 2001


                        CENTURY PARK PICTURES CORPORATION

             (Exact name of registrant as specified in its charter)



       Minnesota                         0-14247                   41-1458152
       ---------                 ----------------------            ----------
(State of Incorporation)        (Commission File Number)        (IRS ID Number)



4701 IDS Center, Minneapolis, Minnesota                              55402
---------------------------------------                            ----------
(Address of principal executive offices)                           (zip code)


Registrant's telephone number, including area code:              (612) 333-5100
                                                                  -------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months and (2) has been subject to such filing
requirements for the past ninety (90) days.      _X_ Yes   ___ No

As at March 31, 2001, 9,886,641 common shares, $.001 par value, were outstanding.

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         This information is included following "Index to Consolidated Financial Statements".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                   OPERATIONS

Quarter Ended March 31, 2001 compared to Period Ended March 31, 2000.

Operations consisted primarily of administrative expenses and interest expense. Administrative expenses were $975 for 2001 compared to $25 for 2000. Interest expense was $12,875 for 2001 and 2000, representing interest accruing on notes payable.

Quarter Ended March 31, 2000 compared to Period Ended March 31, 1999.

Operations consisted primarily of administrative expenses and interest expense. Administrative expenses were $25 for 2000 compared to a net credit of ($463) for 1999. The net credit in 1999 was due to a rent credit received during the quarter ended March 31, 1999. Interest expense was $12,875 for 2000 and $15,000 for 1999, representing interest accruing on notes payable.


                        LIQUIDITY AND SOURCES OF CAPITAL

Cash used in operating activities of continuing operations for the six-month period ended March 31, 2001, was $3029 compared to $48 for the comparable prior year period. The primary use of cash in operating activities during the current year was the payment of accounting fees. Cash flows from investing and financing activities during the six-month periods ended March 31, 2001 and 2000, consisted of advances from the Company's CEO totaling $2,996 and $100, respectively.

At March 31, 2001, the Company had a working capital deficit of ($1,311,104) and no cash. The working capital deficit at March 31, 2001, was primarily comprised of notes payable of $400,000, accounts payable and accrued expenses of $554,534, and accrued compensation of $354,500. Approximately $302,000 of the accounts payable and accrued expenses relate to The Pike. Management believes that a significant portion of these obligations would be discharged upon liquidation as discussed below.

The Company intends to continue to seek out potential acquisitions. It is probable that any significant acquisitions would require long-term financing. However, there are no assurances that the Company will complete any acquisitions or that it will obtain financing under terms acceptable to the Company.

The Company had no material commitments for capital expenditures as of March 31, 2001 and capital expenditures for the remainder of fiscal 2001 are expected to be immaterial.

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


1.       Consolidated Balance Sheets                                         F-1

2.       Consolidated Statements of Operations                               F-2

3.       Consolidated Statements of Cash Flows                               F-3

4.       Notes to Consolidated Financial Statements                          F-4

                CENTURY PARK PICTURES CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2001 and September 30, 2000
                                  (Unaudited)


                                             March 31,     September 30,
                    ASSETS                     2001            2000
                                            -----------     -----------
CURRENT ASSETS
  Cash                                      $        --     $        33
  Prepaid expenses                                  926             926
                                            -----------     -----------
     Total current assets                           926             959
                                            -----------     -----------
PROPERTY AND EQUIPMENT, at cost
  Furniture and fixtures                         94,077          94,077
                                            -----------     -----------
                                                 94,077          94,077
  Less accumulated depreciation                  94,077          94,077
                                            -----------     -----------
                                                     --              --
                                            -----------     -----------

                                            $       926     $       959
                                            ===========     ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Notes payable                             $   400,000     $   400,000
  Due to related parties                          2,996              --
  Accounts payable                              279,686         279,686
  Accrued compensation                          354,500         354,500
  Accrued expenses                              274,848         249,099
                                            -----------     -----------
     Total current liabilities                1,312,030       1,283,285
                                            -----------     -----------

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $.001 per share;
 authorized 200,000,000 shares; issued
 and outstanding  9,886,641 shares;               9,887           9,887
Additional paid in capital (Note 4)           6,168,281       6,168,281
Accumulated deficit                          (7,489,272)     (7,460,494)
                                            -----------     -----------
                                             (1,311,104)     (1,282,326)
                                            -----------     -----------

                                            $       926     $       959
                                            ===========     ===========

                See Notes to Consolidated Financial Statements.

                CENTURY PARK PICTURES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three-Month and Six-Month Periods Ended March 31, 2001 and 2000
                                   (Unaudited)

                                                     Three-Month Periods            Six-Month Periods
                                                     2001           2000           2001           2000
                                                  -----------    -----------    -----------    -----------
Operating Expenses
  General and administration                      $       975    $        25          3,028             47
                                                  -----------    -----------    -----------    -----------

    Operating loss                                       (975)           (25)        (3,028)           (47)

Interest expense                                      (12,875)       (12,875)       (25,750)       (25,746)
                                                  -----------    -----------    -----------    -----------

    Income (loss) before income taxes                 (13,850)       (12,900)       (28,778)       (25,793)

Income taxes                                               --             --             --             --
                                                  -----------    -----------    -----------    -----------

    Net income (loss)                             $   (13,850)   $   (12,900)   $   (28,778)   $   (25,793)
                                                  ===========    ===========    ===========    ===========

    Net income (loss) per share of common stock   $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)
                                                  ===========    ===========    ===========    ===========

    Weighted average number of common shares        9,886,641      9,886,641      9,886,641      9,886,641
                                                  ===========    ===========    ===========    ===========




                See Notes to Consolidated Financial Statements.

                CENTURY PARK PICTURES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Six-Month Periods Ended March 31, 2001 and 2000
                                   (Unaudited)


                                                          2001         2000
                                                        ---------    ---------
CASH FLOWS FROM  OPERATING ACTIVITIES
  Net loss                                              $ (28,778)   $ (25,793)
  Adjustments to reconcile net loss to cash
   provided by operating activities:
    Increase (Decrease) in-
     Accounts payable and accrued expenses                 25,749       25,745
                                                        ---------    ---------
      Net cash provided by (used in) operating
       activities                                          (3,029)         (48)
                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in due to/from related
   parties                                                  2,996          100
                                                        ---------    ---------
      Net cash provided by (used in) financing
       activities                                           2,996          100
                                                        ---------    ---------
      Net increase (decrease) in cash                         (33)          52

      Cash, beginning of period                                33           29
                                                        ---------    ---------

      Cash, end of period                               $      --    $      81
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