Form 10-Q
period 2001-06-30
CENTURY PARK PICTURES CORP
filed 2001-09-24
CIK 728387

CONFORMED COPY


                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549



                                QUARTERLY REPORT

              Pursuant to Section 13 or 15(d) of the Securities and
                              Exchange Act of 1934


                         For Quarter ended June 30, 2001


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

As at June 30, 2001, 9,886,641 common shares, $.001 par value, were outstanding.

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         This information is included following "Index to Consolidated Financial Statements".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                   OPERATIONS

Quarter Ended June 30, 2001 compared to Quarter Ended June 30, 2000.

Operations consisted primarily of administrative expenses and interest expense. Administrative expenses, which were primarily legal and accounting fees in 2001, were $10,850 for 2001 compared to $24 for 2000. Interest expense was $12,875 for 2001 and $12,873 for 2000, representing interest accruing on notes payable.

Quarter Ended June 30, 2000 compared to Quarter Ended June 30, 1999.

Operations consisted primarily of administrative expenses and interest expense. Administrative expenses, which were primarily bank charges in 2000, were $24 for 2000 compared to $730 for 1999. Interest expense was $12,873 for 2000 and $15,000 for 1999, representing interest accruing on notes payable.


                        LIQUIDITY AND SOURCES OF CAPITAL

Cash used in operating activities of continuing operations for the nine-month period ended June 30, 2001, was $13,878 compared to $72 for the comparable prior year period. The primary use of cash in operating activities during the current year was the payment of legal and accounting fees. Cash flows from investing and financing activities during the nine-month period ended June 30, 2001, consisted of advances from the Company's CEO totaling $13,845.

At June 30, 2001, the Company had a working capital deficit of ($1,334,828) and no cash. The working capital deficit at June 30, 2001, was primarily comprised of notes payable of $400,000, accounts payable and accrued expenses of $567,409, and accrued compensation of $354,500. Approximately $302,000 of the accounts payable and accrued expenses relate to The Pike. Management believes that a significant portion of these obligations would be discharged upon liquidation as discussed below.

The Company intends to continue to seek out potential acquisitions. It is probable that any significant acquisitions would require long-term financing. However, there are no assurances that the Company will complete any acquisitions or that it will obtain financing under terms acceptable to the Company.

The Company had no material commitments for capital expenditures as of June 30, 2001 and capital expenditures for the remainder of fiscal 2001 are expected to be immaterial.

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


1.       Consolidated Balance Sheets                                         F-1

2.       Consolidated Statements of Operations                               F-2

3.       Consolidated Statements of Cash Flows                               F-3

4.       Notes to Consolidated Financial Statements                          F-4

                CENTURY PARK PICTURES CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      June 30, 2001 and September 30, 2000
                                   (Unaudited)


                      ASSETS                       June 30,     September 30,
                                                     2001          2000
                                                 -----------    -----------
CURRENT ASSETS
     Cash                                        $        --    $        33
     Prepaid expenses                                    926            926
                                                 -----------    -----------
           Total current assets                          926            959
                                                 -----------    -----------

PROPERTY AND EQUIPMENT, at cost
     Furniture and fixtures                           94,077         94,077
                                                 -----------    -----------
                                                      94,077         94,077
     Less accumulated depreciation                    94,077         94,077
                                                 -----------    -----------
                                                          --             --
                                                 -----------    -----------
                                                 $       926    $       959
                                                 ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Notes payable                               $   400,000    $   400,000
     Due to related parties                           13,845             --
     Accounts payable                                279,686        279,686
     Accrued compensation                            354,500        354,500
     Accrued expenses                                287,723        249,099
                                                 -----------    -----------
             Total current liabilities             1,335,754      1,283,285
                                                 -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, par value $.001 per share;
      authorized 200,000,000 shares; issued
      and outstanding  9,886,641 shares;               9,887          9,887
     Additional paid in capital (Note 4)           6,168,281      6,168,281
     Accumulated deficit                          (7,512,996)    (7,460,494)
                                                 -----------    -----------
                                                  (1,334,828)    (1,282,326)
                                                 -----------    -----------

                                                 $       926    $       959
                                                 ===========    ===========

                See Notes to Consolidated Financial Statements.

                CENTURY PARK PICTURES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three-Month and Nine-Month Periods Ended June 30, 2001 and 2000
                                   (Unaudited)

                                                                     Three-Month Periods            Nine-Month Periods
                                                                      2001          2000           2001           2000
                                                                  -----------    -----------    -----------    -----------
Operating Expenses
     General and administration                                   $    10,850    $        24         13,877             71
                                                                  -----------    -----------    -----------    -----------

         Operating loss                                               (10,850)           (24)       (13,877)           (71)

Interest expense                                                      (12,875)       (12,873)       (38,625)       (38,619)
                                                                  -----------    -----------    -----------    -----------

         Income (loss) before income taxes                            (23,725)       (12,897)       (52,502)       (38,690)

Income taxes (Note 3)                                                      --             --             --             --
                                                                  -----------    -----------    -----------    -----------

         Net income (loss)                                        $   (23,725)   $   (12,897)   $   (52,502)   $   (38,690)
                                                                  ===========    ===========    ===========    ===========

         Net income (loss) per share of common stock              $     (0.00)   $     (0.00)   $     (0.01)   $     (0.00)
                                                                  ===========    ===========    ===========    ===========

         Weighted average number of common shares                   9,886,641      9,886,641      9,886,641      9,886,641
                                                                  ===========    ===========    ===========    ===========






                See Notes to Consolidated Financial Statements

                CENTURY PARK PICTURES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine-Month Periods Ended June 30, 2001 and 2000
                                   (Unaudited)

                                                      2001            2000
                                                   ---------       ---------
CASH FLOWS FROM  OPERATING ACTIVITIES
 Net loss                                          $ (52,502)      $ (38,690)
 Adjustments to reconcile net loss to cash
  provided by operating activities:
   Increase (Decrease) in-
    Accounts payable and accrued expenses             38,624          38,618
                                                   ---------       ---------

     Net cash provided by (used in) operating
     activities                                      (13,878)            (72)
                                                   ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Increase (decrease) in due to/from related
  parties                                             13,845             100
                                                   ---------       ---------

     Net cash provided by (used in) financing
      activities                                      13,845             100
                                                   ---------       ---------

     Net increase (decrease) in cash                     (33)             28

     Cash, beginning of period                            33              29
                                                   ---------       ---------

     Cash, end of period                           $      --       $      57
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