Form 10-K
period 2001-09-30
CENTURY PARK PICTURES CORP
filed 2002-02-22
CIK 728387

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  ANNUAL REPORT

                     Pursuant to Section 13 or 15(d) of the
                        Securities & Exchange Act of 1934

                    For fiscal year ended September 30, 2001

                        CENTURY PARK PICTURES CORPORATION
             (Exact name of registrant as specified in its charter)

         Minnesota                   0-14247                 41-1458152
--------------------------         -----------             --------------
(State of Incorporation)           (Commission             (IRS Employer
                                   File Number)            Identification
                                                           Number)

4701 IDS Center, Minneapolis, Minnesota                       55402
---------------------------------------                    -----------
(Address of principal executive offices)                   (zip code)

Registrant's telephone number:  (612) 333-5100
                                --------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE
                                      ----

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK par value $.001
                          ----------------------------

Registrant has (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the 12 months next preceding September 30, 2000 and (2) has been subject to such filing requirements for the ninety
(90) days preceding September 30, 2001.

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of December 31, 2001, 9,886,641 common shares were outstanding. The aggregate market value of the common shares (based upon only limited and sporadic quotations not to exceed $1/10) of the Registrant held by non-affiliates was $816,815.

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

         (c) ACCOUNTANTS OPINION

The Company's independent auditors issued their opinion on the Company's financial statements for the year ended September 30, 2001, which included an explanatory paragraph as to substantial doubt about the Company's ability to continue as a going concern. This doubt was raised primarily due to recurring losses from operations and due to the Company's stockholders' deficit of $ 1,032,516 at September 30, 2001.

         (d) NARRATIVE DESCRIPTION OF BUSINESS

                  (i) International Theatres Corporation

                  As previously discussed, on December 17, 1998 the Board of Directors in reliance upon an independent market analysis transferred International Theatres Corporation to the Company's CEO as partial repayment of $100,000 of advances. (See Footnote 12 to Financial Statements)

                  (ii) Motion Pictures, Pay/Cable, and Television

                  In producing entertainment properties for motion picture, pay/cable and commercial television, the Company has limited its costs to those incurred prior to the commencement of principal photography, either at a studio or on selected site(s). It has been the Company's intention to produce or co-produce and arrange for the distribution of primarily feature length motion pictures with production financing derived from third party sources. The Company has reported no revenues from motion pictures, pay/cable and television during 1999, 2000 and 2001. At September 30, 2001, the Company had two (2) properties of which only one of which was substantially completed. All entertainment properties have been charged to expenses.

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

                                     PART II

         ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

         a. Price Range of Common Stock

         The following table shows the range of the closing bid prices for the Common Stock in the over-the-counter market for the fiscal years ended September 30, 2001 and 2000. Since the first quarter 1996 there was no established public trading market for the Company's common shares. There were only limited or sporadic quotations and none exceed $.10.

         Fiscal Years 2000 and 2001         Bid Prices
         --------------------------         ----------
                                          High        Low
                                          ----        ---

         See above explanation

         b. Number of equity security holders' accounts at December 31, 2001:
         509

         c. Dividends:

         The Registrant has never paid any cash dividends on its Common Stock and does not plan to pay any cash dividends in the foreseeable future.

         ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA **

                                   2001             2000             1999             1998             1997
                               ------------     ------------     ------------     ------------     ------------
Revenues                       $         --     $         --     $         --     $         --     $         --
Income (Loss) from
Continuing Operations               (67,069)         (65,649)         (67,207)        (308,698)        (391,748)
  Income (Loss) from
Continuing Operations
per Share                             (0.01)            (.01)            (.01)            (.03)            (.04)
Weighted Average
Number of
Common Shares                     9,886,641        9,886,641        9,886,641        9,886,641        9,886,41
      Total Assets             $        926     $        959     $        955     $  1,176,146     $  1,311,966
Long Term Debt                           --               --               --                           161,537
(excluding current portion)
Stockholders'
  Equity (Deficit)             $ (1,032,516)    $ (1,282,326)    ($ 1,224,096)    ($ 2,135,511)    $ (2,071,627)


         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

                                   OPERATIONS

         YEAR ENDED SEPTEMBER 30, 2001 TO YEAR ENDED SEPTEMBER 30 1999
                  Continuing operations consisted primarily of administrative expenses and interest expenses. Administrative expenses were $15,569 for 2001 compared to $14,149 for 2000. Interest expense were $51,500 for 2001 and 2000. During 2001 the Company recorded a gain on extinguishment of Pike debt of $302,179. (See note 13 to consolidated financial statements. The gain was reported as an extra ordinary item.

         YEAR ENDED SEPTEMBER 30, 2000 COMPARED TO SEPTEMBER 30, 1999
                  Continuing operations consisted primarily of administrative expenses and interest expenses. Administrative expenses were $14,149 for 2000 compared to $15,530 for 1999. Interest expense was $51,500 for 2000 compared to $ 51,497 for 1999.

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

                        LIQUIDITY AND SOURCES OF CAPITAL

         Cash used by continuing operating activities for the year ended September 30, 2001 was $14,733 compared to $7,415 in the comparable prior year period. Cash provided by financing activities for the year ended September 30, 2001 was comprised of $14,700 in advances from the Company's CEO.

         Management intends to continue to restrict expenditures with respect to the future development of entertainment properties and to market its completed properties. The Company has two completed properties. The costs of development have been written off. Accordingly, the Company will incur little, if any, costs of marketing. Management believes these actions may contribute to the Company's liquidity. The Company had no material commitments for capital expenditures as of September 30, 2001 and capital expenditures for fiscal 2002 are expected to be immaterial.

         During the fiscal years ended September 30, 2001, 2000, and 1999, the Company incurred substantial losses from continuing operations of $ 67,069, $65,649, and $ 67,027, respectively, and has a working capital deficit as of September 30, 2001 of $1,032,516. The impact of these losses is to limit the liquidity and available cash resources for operations.

         During the fiscal years ended September 30, 1999 and 1998 and 1997, the Company's CEO made cash advances to the Company in order to meet cash flow needs. These advances were secured by the Company's shares of stock in ITC and WPBI. In December 1998 the Company's management, with approval of the Board of Directors, transferred the assets and operations of ITC and the Company's investment in WBPI to the CEO as partial repayment of the advances made to the Company. There can be no assurances that the Company's CEO and major stockholder will advance any amount(s) either as loans or capital contributions in the future. See Note 12 to Financial Statements This left the Company with no on-going operating business or operating assets.

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

         The Company raised during 1996 financing from outside sources of approximately $400,000, due to inadequate cash flow and insufficient funds of the Pike. Such financing was due in December, 1996, and is secured by the common stock of the Pike. Management anticipates the majority of the financing will be converted into the Company's common stock. Management attempted to sell the Company's interest in the Pike, but was unsuccessful. There are no assurances that the financing will be converted into the Company's common stock. During the year ended September 30, 2001, the Pike was legally dissolved. The Company's consolidated balance sheet includes $302,179 of liabilities of the Pike as of September 30, 2000. These liabilities were removed from the consolidated balance sheet as of September 30, 2001 and a gain on extinguishment was recognized. (See Note 13 to the consolidated financial statements)

         The Company's independent auditors issued their opinion on the Company's financial statements for the year ended September 30, 2001, which included an explanatory paragraph as to substantial doubt about the Company's ability to continue as a going concern. This doubt was raised primarily due to recurring losses from operations, the Company's stockholder's deficit of $ 1,032,516 at September 30, 2001, and to no ongoing operations.

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

         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      NONE

                                    PART III


         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AT SEPTEMBER 30, 2001

                                                        Director/
                                                        Officer
Name                  Office Held                       Since            Age
----                  -----------                       -----            ---

Philip Rogers         President, Director               1983             67

Thomas K. Scallen     Chief Executive Officer,          1983             76
                      Chairman of the Board
                      of Directors,

Willy Bietak          Director                          1992             54


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

         ITEM 11. EXECUTIVE COMPENSATION

Officer Compensation
--------------------
                                         Cash and Cash Equivalent   Aggregate
      Name            Capacity    Year   Paid or Accrued Salaries   Remuneration
      ----            --------    ----   ------------------------   ------------

Philip Rogers         President   2001   $  -0-                     $  -0-
                                  2000   $  -0-                     $  -0-
                                  1999   $  -0-                     $  -0-
Thomas K. Scallen     CEO         2001   $  -0-                     $  -0-
                                  2000   $  -0-
                                  1999   $  -0-
  All Officers as a
  Group
  (2 in number)                   2001   $  -0-                     $  -0-
                                  2000                 $ 195,000
                                  1999                 $ 195,000


Director Compensation
---------------------

The Directors have not received any cash compensation. Directors, other than Messrs. Scallen and Rogers, each received 2 year options to purchase 10,000 shares of the Company's common stock at $1.50 per share in 1993. These options expired September 30, 1996.


         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth as at September 30, 2001, the information with respect to common stock ownership of each person known to the Company to own beneficially more than five percent (5%) of the shares of the Company's common stock and all Directors and Officers as a group.

                                      Number of
Name & Address                          Shares              Percentage
--------------                          ------              ----------

Thomas K. Scallen                     1,619,480             16.4%
Heron Cove, Unit B
Windham, NH 03087

Philip Rogers                            99,375              1%
Rogers & Associates
3575 Cahuenga Blvd. W.
Los Angles, CA 90068

All Officers and Directors
as a Group (3) in number)             1,718,855             17.3%

         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the years ended September 30, 2001 and 2000, the Company's chief executive officer (CEO) provided short-term advances of $14,700 and $7,419, respectively to the Company. These amounts were required to be reported as additional paid in capital in the accompanying financial statements. The advances contained specific repayment provisions and, as such, when repayments occur, a corresponding reduction additional paid in capital would occur.

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

As of September 30, 2001 and 2000, the Company owed the Company's CEO $227,500 for cumulative accrued salary. These amounts are included in accrued expenses on the accompanying balance sheets.



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

      (24) Manually signed powers of attorney for members of the Board of Directors, filed herewith are incorporated by this reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 20th day of February, 2002.

                              CENTURY PARK PICTURES CORPORATION



                              By:  s/ Thomas K. Scallen
                                  -------------------------------
                                      Thomas K. Scallen
                                  Chief Executive Officer



Pursuant to the Requirements of the Securities Exchange Act of 1934, this Report has been signed on behalf of the Registrant and in capacities and on the dates indicated.


*
s/ Philip Rogers                                         February 18, 2002
-----------------------
Philip Rogers
  President
  & Director


s/ Thomas K. Scallen                                     February 18, 2002
----------------------
Thomas K. Scallen
Chief Executive Officer & Director


*
s/ Willy Bietak                                          February 18, 2002
----------------------
Willy Bietak Director


      * Signed pursuant to Power of Attorney

                CENTURY PARK PICTURES CORPORATION AND SUBSIDIARY

           CONSOLIDATED FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES
                     INCLUDED IN ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001


                                      INDEX

Page numbers refer to pages in the attached Consolidated Financial Statements:

                                                                            Page
                                                                            ----

Independent Auditors' Report................................................ 1

Consolidated Balance Sheets - September 30, 2001
  and September 30, 2000...................................................  2

Consolidated Statements of Operations -
  Years ended September 30, 2001, 2000, and 1999............................ 3

Consolidated Statements of changes in
  Stockholders' deficit - Years Ended
  September 30, 2001, 2000, and 1999........................................ 4

Consolidated Statements of Cash Flows -
  Years ended September 30, 2001, 2000,
  and 1999.................................................................. 5

Notes to Consolidated Financial Statements.................................. 6

                        CENTURY PARK PICTURES CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED SEPTEMBER 30, 2001, 2000, AND 1999

                        CENTURY PARK PICTURES CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED SEPTEMBER 30, 2001, 2000, AND 1999


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

BOARD OF DIRECTORS AND STOCKHOLDERS
CENTURY PARK PICTURES CORPORATION
MINNEAPOLIS, MINNESOTA


                          Independent Auditors' Report

We have audited the accompanying consolidated balance sheets of CENTURY PARK PICTURES CORPORATION as of September 30, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended September 30, 2001, 2000, and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CENTURY PARK PICTURES CORPORATION as of September 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for the years ended September 30, 2001, 2000, and 1999 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has suffered recurring losses from operations, and its total liabilities exceed its total assets. Those conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note
10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Blanski Peter Kronlage & Zoch, P.A.


November 29, 2001

                        CENTURY PARK PICTURES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2001 AND 2000


                                     ASSETS

                                                                   2001             2000
                                                               ------------     ------------
CURRENT ASSETS:
    Cash                                                       $                $         33
    Prepaid expenses                                                    926              926
                                                               ------------     ------------

      Total current assets                                              926              959
                                                               ------------     ------------

PROPERTY, PLANT, AND EQUIPMENT:
    Furniture and fixtures                                           94,077           94,077
    Less accumulated depreciation and amortization                   94,077           94,077
                                                               ------------     ------------

                                                                          0                0
                                                               ------------     ------------

                                                               $        926     $        959
                                                               ============     ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Notes payable                                              $    400,000     $    400,000
    Accounts payable                                                  1,281          279,686
    Accrued expenses:
      Compensation                                                  354,500          354,500
      Interest                                                      268,634          217,134
      Other                                                           9,027           31,965
                                                               ------------     ------------

       Total current liabilities                                  1,033,442        1,283,285
                                                               ------------     ------------

COMMITMENTS AND CONTINGENCIES (NOTES 7 AND 10)

STOCKHOLDERS' DEFICIT:
    Common stock, $0.001 par; 200,000,000 shares
     authorized; 9,886,641 shares issued and outstanding              9,887            9,887
    Additional paid-in capital                                    6,182,981        6,168,281
    Accumulated deficit                                          (7,225,384)      (7,460,494)
                                                               ------------     ------------
                                                                 (1,032,516)      (1,282,326)
                                                               ------------     ------------

                                                               $        926     $        959
                                                               ============     ============


                       See notes to financial statements

                        CENTURY PARK PICTURES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED SEPTEMBER 30, 2001, 2000, AND 1999

                                                        2001             2000             1999
                                                    ------------     ------------     ------------
REVENUE                                             $          0     $          0     $          0

OPERATING COSTS AND EXPENSES:                             15,569           14,149           15,530
                                                    ------------     ------------     ------------

OPERATING LOSS                                           (15,569)         (14,149)         (15,530)
                                                    ------------     ------------     ------------

NONOPERATING EXPENSE:
    Interest expense                                     (51,500)         (51,500)         (51,497)
                                                    ------------     ------------     ------------

                                                         (51,500)         (51,500)         (51,497)
                                                    ------------     ------------     ------------

LOSS FROM CONTINUING OPERATIONS                          (67,069)         (65,649)         (67,027)
                                                    ------------     ------------     ------------
DISCONTINUED OPERATIONS (SEE NOTE 12):
    Loss from operations of ITC (less applicable
      income taxes of $426)                                                               (350,331)
    Equity in net income from operations of
      WBPI (less applicable income taxes of $0)                                             74,647
                                                    ------------     ------------     ------------

                                                               0                0         (275,684)
                                                    ------------     ------------     ------------

LOSS BEFORE EXTRAORDINARY ITEM                           (67,069)         (65,649)        (342,711)
                                                    ------------     ------------     ------------

EXTRAORDINARY ITEMS (SEE NOTE 13):
    Gain on extinguishment of debt (less
      applicable income taxes of $0)                     302,179
                                                    ------------     ------------     ------------

NET INCOME (LOSS)                                   $    235,110     $    (65,649)    $   (342,711)
                                                    ============     ============     ============


Loss from continuing operations per
    share of common stock                           $      (0.01)    $      (0.01)    $      (0.01)
                                                    ============     ============     ============

Income (loss) from discontinued operations
    per share of common stock                       $       0.00     $       0.00     $      (0.03)
                                                    ============     ============     ============

Income from extraordinary item per
    share of common stock                           $       0.03     $       0.00     $       0.00
                                                    ============     ============     ============

Net income (loss) per share of common stock         $       0.02     $      (0.01)    $      (0.04)
                                                    ============     ============     ============

Weighted average number of common shares               9,886,641        9,886,641        9,886,641
                                                    ============     ============     ============


                       See notes to financial statements

                        CENTURY PARK PICTURES CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                 YEARS ENDED SEPTEMBER 30, 2001, 2000, AND 1999

                                              Common Stock Issued          Additional
                                         ----------------------------       Paid-In       Accumulated
                                              Shares         Amount         Capital         Deficit           Total
                                          ------------    ------------    ------------    ------------     ------------
Balance, September 30, 1998                  9,886,641    $      9,887    $  4,906,736    $ (7,052,134)    $ (2,135,511)

        Forgiveness of debt by officer
          and transfer of assets                                             1,254,126                        1,254,126

        Net loss                                                                              (342,711)        (342,711)
                                          ------------    ------------    ------------    ------------     ------------

Balance, September 30, 1999                  9,886,641           9,887       6,160,862      (7,394,845)      (1,224,096)

        Advances from officer                                                    7,419                            7,419

        Net loss                                                                               (65,649)         (65,649)
                                          ------------    ------------    ------------    ------------     ------------

Balance, September 30, 2000                  9,886,641           9,887       6,168,281      (7,460,494)      (1,282,326)

        Advances from officer                                                   14,700                           14,700

        Net income                                                                             235,110          235,110
                                          ------------    ------------    ------------    ------------     ------------

Balance, September 30, 2001                  9,886,641    $      9,887    $  6,182,981    $ (7,225,384)    $ (1,032,516)
                                          ============    ============    ============    ============     ============


                       See notes to financial statements

                        CENTURY PARK PICTURES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED SEPTEMBER 30, 2001, 2000, AND 1999

                           INCREASE (DECREASE) IN CASH

                                                                         2001             2000             1999
                                                                     ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Continuing operations:
      Net income (loss)                                              $    235,110     $    (65,649)    $    (67,027)
      Adjustments to reconcile net loss to net cash
       used in operating activities:
           Gain on extinguishment of debt                                (302,179)               0                0
                                                                     ------------     ------------     ------------

                                                                          (67,069)         (65,649)         (67,027)
         Increase (decrease) in liabilities:
           Accounts payable                                                   836           (2,293)          (1,683)
           Accrued expenses                                                51,500           60,527           51,497
                                                                     ------------     ------------     ------------

          CASH PROVIDED (USED) BY CONTINUING OPERATIONS
           BEFORE INCOME TAXES                                            (14,733)          (7,415)         (17,213)
                                                                     ------------     ------------     ------------

    Discontinued operations (See Note 12):
      Net income (loss)                                                                                    (275,684)
      Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
         Depreciation                                                                                        77,526
         Amortization                                                                                       388,814
         Loss on disposal of property and equipment                                                           3,055
         Equity in net (income) loss of unconsolidated subsidiary                                           (74,647)
         (Increase) decrease in assets:
           Accounts receivable                                                                             (220,339)
           Inventories                                                                                      (14,498)
           Deferred shows costs                                                                             (99,914)
           Prepaid expenses                                                                                 (58,617)
         Increase (decrease) in liabilities:
           Accounts payable                                                                                 (68,441)
           Deferred revenue                                                                                 679,006
           Accrued expenses                                                                                  46,292
                                                                     ------------     ------------     ------------

          CASH PROVIDED BY DISCONTINUED OPERATIONS BEFORE
           INCOME TAXES                                                         0                0          382,553
                                                                     ------------     ------------     ------------

            NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES              (14,733)          (7,415)         365,340
                                                                     ------------     ------------     ------------


                       See notes to financial statements

                                                                         2001             2000             1999
                                                                     ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Discontinued operations:
     Purchases of property, plant, and equipment                     $                $                $    (48,809)
                                                                     ------------     ------------     ------------

            NET CASH USED IN INVESTING ACTIVITIES                               0                0          (48,809)
                                                                     ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Continuing operations:
     Advances from officer                                                 14,700            7,419            2,700
    Discontinued operations:
     Cash transferred with disposition of ITC                                                              (250,864)
     Net payments on short-term notes                                                                       (25,000)
     Payments on long-term capitalized lease obligation                                                     (60,315)
                                                                     ------------     ------------     ------------

         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               14,700            7,419         (333,479)
                                                                     ------------     ------------     ------------

NET INCREASE (DECREASE) IN CASH                                               (33)               4          (16,948)
                                                                     ------------     ------------     ------------

CASH AT BEGINNING OF YEAR                                                      33               29           16,977
                                                                     ------------     ------------     ------------

CASH AT END OF YEAR                                                  $          0     $         33     $         29
                                                                     ============     ============     ============



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid during the year for interest                           $          0     $          0     $      5,668
                                                                     ============     ============     ============

    Cash paid during the year for income taxes                       $          0     $          0     $      1,000
                                                                     ============     ============     ============

                        CENTURY PARK PICTURES CORPORATION
                   NOTES TO CONSOLIDATED FINANICAL STATEMENTS
                 YEARS ENDED SEPTEMBER 30, 2001, 2000, AND 1999


1.      DESCRIPTION OF BUSINESS AND CONSOLIDATION:

        CENTURY PARK PICTURES CORPORATION (the Company) is engaged in the development, production, and marketing of entertainment properties.

        International Theatres Corporation (ITC) was a 100 percent owned subsidiary, which owned and operated the Chanhassen Dinner Theatres in Chanhassen, Minnesota. During the year ended September 30, 1999, ITC was transferred to the majority shareholder (see Note 12). During the normal course of business, ITC granted credit to its corporate clients. ITC performed on-going credit evaluations of its customers' financial condition and generally required no collateral from them.

        Minnesota Arena Football, Inc. dba Minnesota Fighting Pike (Pike), a 100 percent owned subsidiary, was an indoor professional football team that the Company obtained the rights to during the fiscal year ended September 30, 1996. The Pike ceased operations on August 31, 1996. During the year ended September 30, 1999, the Pike recognized income of $627,835 due to forgiveness of debt to a shareholder and a related company. As of December 31, 1999, Minnesota Arena Football was legally dissolved. During the year ended September 30, 2001, all outstanding liabilities of Minnesota Arena Football were written off (see Note 13).

        Investment in common stock of WBPI:
          The Company had a 30 percent investment in Willy Bietak Productions, Inc. (WBPI), which produced touring ice shows and theme shows appearing in shopping malls, theaters, casinos, arenas, and major amusement parks throughout the United States. During the year ended September 30, 1999, WBPI was transferred to the majority shareholder (see Note 12).

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

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Use of estimates:
          Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Actual results could vary from the estimates that were used.

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANICAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 2001, 2000, AND 1999


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        Property and equipment:
          Property and equipment consists of furniture and fixtures and is stated at the lower of depreciated cost or net realizable value. All assets are fully depreciated at December 31, 2001 and therefore, no depreciation expense has been recorded.

        Income taxes:
          Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes recognized for accrued expenses and operating losses that are available to offset future federal income taxes (see Note 6).

        Advertising costs:
          Advertising costs are charged to operations when the advertising first takes place. Advertising expense for the periods ended September 30, 2001, 2000 and 1999 were $0, $0 and $201,346, respectively.

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

3.      RELATED PARTY TRANSACTIONS:

        During the years ended September 30, 2001, 2000 and 1999, the Company's chief executive officer (CEO) provided short-term advances of $14,700, $7,419 and $2,700, respectively, to the Company. This amount was required to be reported as additional paid-in capital in the accompanying consolidated financial statements. During 1999 the advances contained specific repayment provisions and when repayments occur, there will be a reduction of additional paid-in capital.

        As of September 30, 2001, 2000 and 1999, the Company owed the Company's CEO $227,500 for cumulative accrued salary. This amount is included in accrued expenses on the accompanying consolidated balance sheets.

4.      INVESTMENT IN UNCONSOLIDATED SUBSIDIARY:

        During the year ended September 30, 1999, the Company's investment in WBPI was transferred to the Company's majority shareholder as partial repayment of the advances the majority shareholder made to the Company (see Note 12).

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANICAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 2001, 2000, AND 1999


4.      INVESTMENT IN UNCONSOLIDATED SUBSIDIARY (CONTINUED):

        Condensed financial information of WBPI as of September 30, 1999 was as follows:

        OPERATIONS
           Admissions revenues                 $  1,305,657
           Operating costs                         (921,656)
           General and administrative costs        (138,716)
           Nonoperating income                        6,401
           Income tax expense                        (2,864)
                                               ------------

           Net income (loss)                   $    248,822
                                               ============

           30% share                           $     74,647
                                               ============

5.      NOTES PAYABLE:

        The Company has notes payable to various individuals totaling $400,000 at September 30, 2001, 2000, and 1999. The notes bear interest at the rate of 12% to 15% and were secured by the Company's right, title, and interest in the Pike. The notes matured between June and December 1996. The notes are convertible into common stock of the Company. These notes are in default at September 30, 2001, 2000, and 1999. As of September 30, 2001, the holders of the notes had not exercised their right to convert.

6.      INCOME TAXES:

        The Company's net deferred tax assets and liabilities consisted of the following at September 30:

                                                                   2001
                                               --------------------------------------------
                                                  Federal          State           Total
                                               ------------    ------------    ------------
        Deferred tax assets:
            Other (current)                    $     96,000    $     35,000    $    131,000
            Net operating loss carryforwards
               (non-current)                        932,000          77,000       1,009,000
                                               ------------    ------------    ------------
                                                  1,028,000         112,000       1,140,000

            Valuation allowance                  (1,028,000)       (112,000)     (1,140,000)
                                               ------------    ------------    ------------

                                               $          0    $          0    $          0
                                               ============    ============    ============

        Deferred tax liabilities               $          0    $          0    $          0
                                               ============    ============    ============

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANICAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 2001, 2000, AND 1999


6.      INCOME TAXES (CONTINUED):

                                                                   2000
                                               --------------------------------------------
                                                  Federal          State           Total
                                               ------------    ------------    ------------
        Deferred tax assets:
            Other (current)                    $     96,000    $     35,000    $    131,000
            Net operating loss carryforwards
               (non-current)                        937,000         100,000       1,037,000
                                               ------------    ------------    ------------
                                                  1,015,000         138,000       1,168,000

            Valuation allowance                  (1,033,000)       (138,000)     (1,168,000)
                                               ------------    ------------    ------------

                                               $          0    $          0    $          0
                                               ============    ============    ============

        Deferred tax liabilities               $          0    $          0    $          0
                                               ============    ============    ============


        During the year ended September 30, 2000, certain estimates and assumptions were changed as they related to the net operating loss carryforwards. The effect of this change was to increase the estimated net operating loss carryforwards.

        During the years ended September 30, 2001, 2000, and 1999, the Company recorded valuation allowances of $ 1,140,000, $1,168,000 and $922,000, respectively, on the deferred tax assets to reduce the total amounts that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. There was no other activity in the valuation allowance accounts.

        The Company has loss carryforwards that may be offset against future taxable income. If not used, the carryforwards will expire as follows:

               Expiration Date                      Federal           State
               ---------------                   ------------     ------------
                     2002                        $      3,000     $
                     2003                              31,000
                     2004                              34,000
                     2005                                               30,000
                     2006                              17,000          115,000
                     2007                              17,000          130,000
                     2008                             419,000          384,000
                     2010                             486,000           30,000
                     2011                           1,877,000           33,000
                     2012                             162,000            2,000
                     2015                              60,000           66,000
                                                 ------------     ------------

                                                 $  3,106,000     $    790,000
                                                 ============     ============

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANICAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 2001, 2000, AND 1999


6.      INCOME TAXES (CONTINUED):

        The Company's provision for income taxes differs from applying the U.S. federal income tax rate of 34% to income before income taxes. A reconciliation between taxes computed at the federal statutory rate and the consolidated effective rate is as follows for the years ended September 30:

                                                                  2001          2000          1999
                                                               ----------    ----------    ----------
        Income tax benefit from continuing
           operations at federal statutory rates               $  (23,000)   $  (24,000)   $  (23,000)

        Income tax expense (benefit) from
          discontinued operations at federal
          statutory rates                                                                     250,000
        States taxes                                                                            1,000
        Effect of limiting tax credit on net
            operating losses from continuing
            operations to taxes paid                               23,000        24,000        23,000
        Effect of limiting tax credit on net operating
          (income) losses from discontinued
          operations to taxes paid                                                           (250,000)
                                                               ----------    ----------    ----------

                                                               $             $             $    1,000
                                                               ==========    ==========    ==========

7.      COMMITMENTS AND CONTINGENCIES:

        Operating leases:
          The Company leases office space under a noncancelable operating lease that expires August 31, 2002. The space has been sub-leased to a Company owned by the Company's CEO. The Company incurred no expense related to this lease during the fiscal year ended September 30, 2001.

          Prior to the transfer of ITC, the Company leased the land used in the operations of ITC and certain office equipment under noncancellable operating leases (see Note 12). Total rent expense under those leases for the year ended September 30, 1999 was $58,448.

        Capitalized leases (see Note 12):
          Prior to the transfer of ITC, the Company leased the buildings used in the operations of ITC under a capitalized lease. Amortization expense was $36,684, for the year ended September 30, 1999, and was included in depreciation expense on the accompanying financial statements. The disposition of the building and the capitalized lease was included in the transfer of ITC's assets.

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANICAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 2001, 2000, AND 1999


8.      RETIREMENT PLANS (SEE NOTE 12):

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

9.      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

        Non-cash transactions:
          During the year ended September 30, 2001, the charter of the Pike was dissolved. This resulted in a non-cash forgiveness of debt for the Company of $302,179. Accounts payable was reduced by $279,241, and accrued expenses were reduced by $22,938.

          During the year ended September 30, 1999, the Company's interest in ITC and WBPI was transferred to the Company's CEO as repayment of advances the CEO made to the Company (see Note 12). This resulted in a non-cash forgiveness of debt of $452,719 for the Company, $1,086,703 for ITC, and $627,835 for the Pike.

10.     CORPORATE LIQUIDITY (SEE NOTE 12):

        During the fiscal year ended September 30, 1999, the Company incurred substantial losses of $342,711, and had working capital deficits as of September 30, 2001, 2000 and 1999 of $1,032,516, $980,147, and
        $1,224,096, respectively. Due to these losses, the Company has no liquidity and available cash resources to finance further operations.

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

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANICAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 2001, 2000, AND 1999


11.     FAIR VALUE OF FINANCIAL INSTRUMENTS:

        The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are as follows at September 30:

                                                   2001                     2000
                                         -----------------------   -----------------------
                                          Carrying       Fair       Carrying       Fair
                                           Amount       Value        Amount        Value
                                         -----------------------   -----------------------
        Assets:
          Cash                           $        0   $        0   $       33   $       33
        Liabilities:
          Notes payable                     400,000      400,000      400,000      400,000

        The carrying amounts of cash and the short-term notes payable approximate fair values.

12.     DISCONTINUED OPERATIONS:

        On December 17, 1998 the Board of Directors passed a resolution to transfer the Company's interest in ITC and WBPI to the Company's CEO as repayment of $100,000 in advances the Company's CEO made to the Company (see Note 3). In setting the $100,000 amount, the Board of Directors obtained and relied upon an independent market analysis of ITC and WBPI.

        Revenues generated by ITC were $2,267,889, for the period ended December 17, 1998. The loss from operations of ITC was $350,331 for the period ended December 17, 1998, and included the writedown of goodwill in the amount of $384,062 as a result of a review of the recoverability of the carrying amount of the goodwill.

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
                                                       ============

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANICAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 2001, 2000, AND 1999


13.     EXTRAORDINARY ITEM:

        During the year ended September 30, 2001, the Pike statute of limitations for payment of liabilities expired and liabilities of $302,179 to unrelated parties were written off resulting in the following extraordinary gain:

               Extraordinary gain on extinguishment of debt   $  302,179

               Income taxes                                     (119,165)

               Effect of net operating loss carry-forwards       119,165
                                                              ----------

               Extraordinary gain net of income taxes         $  302,179
                                                              ==========

14.     SEGMENT INFORMATION:

        During the year ended September 30, 1999, the Company had two reportable segments: ITC and Pike (see Note 12). The Company's reportable segments were strategic business units that offer different products and services. They were managed separately because each business requires different technology and marketing strategies. Corporate operations include administrative expenses and corporate assets, which include cash and prepaid expenses. At September 30, 2001, the Company did not have any reportable segments.

                        CENTURY PARK PICTURES CORPORATION
             NOTES TO CONSOLIDATED FINANICAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 2001, 2000, AND 1999


14.     SEGMENT INFORMATION (CONTINUED):

        Segment information is as follows:

                         Fiscal year
                           ended
                        September 30,         ITC            Pike         Corporate          Total
                       ---------------   ------------    -----------    -------------    -------------
Segment profit               2001        $               $              $  (67,069)      $   (67,069)
                             2000                                          (65,649)          (65,649)
                             1999                                          (67,027)          (67,027)
                       -------------------------------------------------------------------------------

Interest expense             2001                                           51,500            51,500
                             2000                                           51,500            51,500
                             1999                                           51,497            51,497
                       -------------------------------------------------------------------------------

Depreciation                 2001
                             2000
                             1999
                       -------------------------------------------------------------------------------

Income (loss) from           2001
discontinued                 2000
operations                   1999           (350,331)                       74,647          (275,684)
                       -------------------------------------------------------------------------------

Extraordinary                2001                           302,179                          302,179
item                         2000
                             1999
                       -------------------------------------------------------------------------------

Identifiable                 2001                                              926               926
assets                       2000                                              959               959
                       -------------------------------------------------------------------------------

Capital                      2001
expenditures                 2000
                       -------------------------------------------------------------------------------

        Revenues from external customers, revenues from transactions with other segments, interest revenue, equity in the net income of investees accounted for by the equity method and income tax expense or benefit were zero for the years ended September 30, 2000, 1999, and 1998.