Form 10QSB
period 2001-12-31
CENTURY PARK PICTURES CORP
filed 2002-10-28
CIK 728387

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------

(Mark one)
__X__ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

              FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

_____ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from __________ to __________

--------------------------------------------------------------------------------

                         Commission File Number: 0-14247

                        CENTURY PARK PICTURES CORPORATION
        (Exact name of small business issuer as specified in its charter)

        Minnesota                                              41-1458152
------------------------                                ------------------------
(State of incorporation)                                (IRS Employer ID Number)

                     4701 IDS Center, Minneapolis, MN 55402
                     --------------------------------------
                    (Address of principal executive offices)

                                 (612) 333-5100
                                 --------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ___ NO _X_

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 24, 2002: 9,886,641
                                           ---------------------------

Transitional Small Business Disclosure Format (check one):   YES ___ NO _X_

                        CENTURY PARK PICTURES CORPORATION

               Form 10-QSB for the Quarter ended December 31, 2001

                                Table of Contents


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                  3

  Item 2 Management's Discussion and Analysis or Plan of Operation            12


PART II - OTHER INFORMATION

  Item 4 Submission of Matters to a Vote of Security Holders                  14

  Item 6 Exhibits and Reports on Form 8-K                                     14


SIGNATURES                                                                    14

ITEM 1 - PART I - FINANCIAL STATEMENTS

                        CENTURY PARK PICTURES CORPORATION
                                 BALANCE SHEETS
                    December 31, 2001 and September 30, 2001

                                                              (Unaudited)        (Audited)
                                                              December 31,     September 31,
                                                                  2001              2001
                                                              ------------     ------------
                                     ASSETS
                                     ------

CURRENT ASSETS
   Cash on hand and in bank                                   $         --     $         --
                                                              ------------     ------------
     TOTAL CURRENT ASSETS                                               --               --
                                                              ------------     ------------

PROPERTY AND EQUIPMENT - AT COST
   Furniture and fixtures                                           94,077           94,077
     Less accumulated depreciation                                 (94,077)         (94,077)
                                                              ------------     ------------
     NET PROPERTY AND EQUIPMENT                                         --               --
                                                              ------------     ------------

OTHER ASSETS
   Rent deposits                                                       926              926
                                                              ------------     ------------

TOTAL ASSETS                                                  $        926     $        926
                                                              ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
   Notes payable                                              $    400,000     $    400,000
   Accounts payable                                                  1,281            1,281
   Accrued compensation                                            354,500          354,500
   Accrued interest payable                                        281,509          268,634
   Other accrued expenses                                            9,027            9,027
   Advances from shareholder                                         1,495               --
                                                              ------------     ------------
     TOTAL CURRENT LIABILITIES                                   1,047,812        1,033,442
                                                              ------------     ------------


COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY
   Common stock - $0.001 par value
     200,000,000 shares authorized
     9,886,641 shares issued and outstanding, respectively           9,887            9,887
   Additional paid-in capital                                    6,182,981        6,182,981
   Accumulated deficit                                          (7,239,754)      (7,225,384)
                                                              ------------     ------------

     TOTAL SHAREHOLDERS' EQUITY                                 (1,045,391)      (1,032,516)
                                                              ------------     ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $        926     $        926
                                                              ============     ============

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                        CENTURY PARK PICTURES CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                  Three months ended December 31, 2001 and 2000

                                   (UNAUDITED)

                                                         Three months     Three months
                                                             ended            ended
                                                         December 31,     December 31,
                                                              2001            2000
                                                         ------------     ------------
REVENUES                                                 $         --     $         --

EXPENSES
   General and administrative expenses                          1,495            2,054
                                                         ------------     ------------

LOSS FROM OPERATIONS                                           (1,495)          (2,054)

OTHER INCOME (EXPENSE)
   Interest expense                                           (12,875)         (14,929)
                                                         ------------     ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                        (14,370)         (14,929)

PROVISION FOR INCOME TAXES                                         --               --
                                                         ------------     ------------

NET LOSS                                                      (14,370)         (14,929)

OTHER COMPREHENSIVE INCOME                                         --               --
                                                         ------------     ------------

COMPREHENSIVE LOSS                                       $    (14,370)    $    (14,929)
                                                         ============     ============

Loss per weighted-average share
   of common stock outstanding,
   computed on Net Loss - basic
   and fully diluted                                              nil              nil
                                                         ============     ============

Weighted-average number of shares
   of common stock outstanding                              9,886,641        9,886,641
                                                         ============     ============

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                        CENTURY PARK PICTURES CORPORATION
                            STATEMENTS OF CASH FLOWS
                  Three months ended December 31, 2001 and 2000

                                   (UNAUDITED)

                                                              Three months     Three months
                                                                  ended            ended
                                                              December 31,     December 31,
                                                                  2001             2000
                                                              ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                   $    (14,370)    $    (14,929)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Increase (Decrease) in
         Accounts payable and accrued expenses                      12,875           12,874
                                                              ------------     ------------

NET CASH USED IN OPERATING ACTIVITIES                               (1,495)          (2,055)
                                                              ------------     ------------


CASH FLOWS FROM INVESTING ACTIVITIES                                    --               --
                                                              ------------     ------------


CASH FLOWS FROM FINANCING ACTIVITIES
   Funds advanced by officer/shareholder                             1,495               --
   Amounts paid by shareholder on behalf
     of Company for operating expenses                                  --            2,078
                                                              ------------     ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                            1,495            2,078
                                                              ------------     ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        --               23

Cash and cash equivalents at beginning of period                        --               33
                                                              ------------     ------------

Cash and cash equivalents at end of period                    $         --     $         56
                                                              ============     ============

SUPPLEMENTAL DISCLOSURES OF INTEREST AND INCOME TAXES PAID
   Interest paid during the period                            $         --     $         --
                                                              ============     ============
   Income taxes paid (refunded)                               $         --     $         --
                                                              ============     ============


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                        CENTURY PARK PICTURES CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Century Park Pictures Corporation (Company) was incorporated in 1983 in accordance with the Laws of the State of Minnesota.

The Company develops, produces and markets various entertainment properties, including without limitation, the intellectual product(s) of entities engaged in the motion picture, television, and theatrical state productions, such as creative writers, producers and directors, for the motion picture, pay/cable and commercial television markets.

A brief synopsis of the Company's former operations and subsidiaries is as follows:

   International Theatres Corporation (ITC) was a 100 percent owned subsidiary, which owned and operated the Chanhassen Dinner Theatres in Chanhassen, Minnesota. During the year ended September 30, 1999, ITC was transferred to the Company's majority shareholder. During the normal course of business, ITC granted credit to its corporate clients. ITC performed on-going credit evaluations of its customers' financial condition and generally required no collateral from them.

   Minnesota Arena Football, Inc. d.b.a. Minnesota Fighting Pike (Pike), a 100 percent owned subsidiary, was an indoor professional football team that te Company obtained the rights to during the fiscal year ended September 30, 1996. The Pike ceased operations on August 31, 1996. As of December 31, 1999, Minnesota Arena Football was legally dissolved. During the year ended September 30, 2001, all outstanding liabilities of Minnesota Arena Football were written off.

   The Company had a 30 percent investment in Willy Bietak Productions, Inc.
   (WBPI), which produced touring ice shows and theme shows appearing in shopping malls, theaters, casinos, arenas, and major amusement parks throughout the United States. During the year ended September 30, 1999, the Company's investment in WBPI was transferred to the Company's majority shareholder.

The Company has effectively had no operations, assets or liabilities since its fiscal year ended September 30, 1999.


NOTE B - PREPARATION OF FINANCIAL STATEMENTS

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has adopted a year-end of September 30.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended September 30, 2001. The information presented within these interim financial statements may not include all disclosures required by accounting principles generally accepted in the United States of America and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending September 30, 2002.

                        CENTURY PARK PICTURES CORPORATION

NOTE B - PREPARATION OF FINANCIAL STATEMENTS - CONTINUED

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.


NOTE C - GOING CONCERN UNCERTAINTY

The Company has effectively had no operations, assets or liabilities since its fiscal year ended September 30, 1999.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

The Company anticipates offering future sales of equity securities. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and upon additional funds loaned by management and/or significant stockholders to preserve the integrity of the corporate entity at this time. In the event, the Company is unable to acquire advances from management and/or significant stockholders, the Company's ongoing operations would be negatively impacted.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding.

In such a restricted cash flow scenario, the Company would be unable to complete our business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

                        CENTURY PARK PICTURES CORPORATION

NOTE C - GOING CONCERN UNCERTAINTY - CONTINUED

The Company has no operating activities, no cash on hand, no profit and operates a business plan with inherent risk. Because of these factors, our auditors have issued an audit opinion for the Company which includes a statement describing our going concern status. This means, in our auditor's opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

While the Company is of the opinion that good faith estimates of the Company's ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.


NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Cash and cash equivalents

   For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2. Property and equipment

   Property and equipment consists of furniture and fixtures and is stated at the lower of depreciated cost or net realizable value. All assets are fully depreciated at December 31, 2001.

3. Income Taxes

   The Company uses the asset and liability method of accounting for income taxes. At December 31, 2001 and September 31, 2001, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

   As of December 31, 2001 and September 30, 2001, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have limited net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of any future change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

4. Income (Loss) per share

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2001 and 2000, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

                        CENTURY PARK PICTURES CORPORATION

NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company's earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The company does not use derivative instruments to moderate its exposure to financial risk, if any.


NOTE F - NOTES PAYABLE

The Company has notes payable to various individuals totaling $400,000 at December 31, 2001 and September 30, 2001. The notes bear interest at the rate of 12% to 15% and were secured by the Company's right, title, and interest in the Pike. The notes originally matured between June and December 1996.

On July 31, 2002, the Company's Board of Directors and the respective noteholders approved the extension of the ultimate maturity date of the notes through December 3, 2003. In conjunction with the extension, the noteholders agreed to discontinue the accrual of interest subsequent to July 31, 2002. The effect of the discontinuance of interest accruals subsequent to July 31, 2002 will be charged to operations as a component of interest expense with an offset to contributed additional paid-in capital to recognize the economic effect of these notes in the respective future period.

The noteholders have the right to convert, at any time at the holder's option, all outstanding principal, accrued, but unpaid, interest as of July 31, 2002 into shares of the Company's restricted, unregistered common stock at a conversion rate of $0.01 per share. As of December 31, 2001, the holders of the notes had not exercised their right to convert.


NOTE G - RELATED PARTY TRANSACTIONS

Through December 31, 2001, the Company's controlling shareholder has advanced the Company approximately $1,495 to support operations, settle outstanding trade accounts payable and provide working capital. The advance is repayable upon demand and is non-interest bearing and is unsecured.

During the year ended September 30, 2001, the Company's Chief Executive Officer provided short-term advances of $14,700 to the Company. These amounts were treated as contributed capital and, as such, recorded as additional paid-in capital in the accompanying financial statements.

As of December 31, 2001 and September 30, 2001, respectively, the Company owed the Company's Chief Executive Officer approximately $227,500 for cumulative accrued salary.

                        CENTURY PARK PICTURES CORPORATION

NOTE H - INCOME TAXES

The components of income tax (benefit) expense for the three months ended December 31, 2001 and 2000, respectively, are as follows:

                                                                 Three months    Three months
                                                                     ended          ended
                                                                 December 31,    December 31,
                                                                     2001            2000
                                                                 ------------    ------------
      Federal:
       Current                                                   $         --    $         --
       Deferred                                                            --              --
                                                                 ------------    ------------
                                                                           --              --
                                                                 ------------    ------------
     State:
       Current                                                             --              --
       Deferred                                                            --              --
                                                                 ------------    ------------
                                                                           --              --
                                                                 ------------    ------------
         Total                                                   $         --    $         --
                                                                 ============    ============

As of December 31, 2001, the Company has a Federal net operating loss carryforward of approximately $3,100,000 and a State net operating loss carryforward of approximately $790,000 to offset future taxable income. Subject to current regulations, these carryforwards will expire between 2002 and 2015.

The Company's income tax expense for each of the three month periods ended December 31, 2001 and 2000, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                 Three months     Three months
                                                                    ended            ended
                                                                 December 31,     December 31,
                                                                     2001             2000
                                                                 ------------     ------------
Statutory rate applied to earnings (loss) before income taxes    $       (500)    $       (710)
   Increase (decrease) in income taxes resulting from:
     State income taxes                                                    --               --
     Other, including reserve for deferred tax asset                      500              710
                                                                 ------------     ------------

       Income tax expense                                        $         --     $         --
                                                                 ============     ============

Temporary differences, consisting primarily of statutory differences between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2001 and September 30, 2001, respectively:

                                                                 December 31,     September 30,
                                                                     2001             2001
                                                                 ------------     ------------
       Deferred tax assets
         Net operating loss carryforwards                        $  1,009,000     $  1,009,000
         Other                                                        131,000          131,000
                                                                 ------------     ------------
                                                                    1,140,000        1,140,000
         Less valuation allowance                                  (1,140,000)      (1,140,000)
                                                                 ------------     ------------

           Net Deferred Tax Asset                                $         --     $         --
                                                                 ============     ============

                        CENTURY PARK PICTURES CORPORATION

NOTE H - INCOME TAXES - CONTINUED

During the three months ended December 31, 2001 and the year ended September 30, 2001, respectively, the valuation allowance increased (decreased) by approximately $-0- and $(28,000).


NOTE I - COMMITMENTS AND CONTINGENCIES

The Company leases office space under a noncancellable operating lease that expires August 31, 2002. The space has been sub-leased to a Company owned by the Company's CEO. The Company incurred no expense related to this lease during the three month periods ended December 31, 2001 and 2000, respectively.




                (Remainder of this page left blank intentionally)

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1) CAUTION REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2) REPORTING CRITERIA

The Registrant qualifies for reporting under Regulation S-B of the U. S. Securities and Exchange Commission. Accordingly, concurrent with the filing of this document, the Registrant adopts the reporting provisions and format of Regulation S-B.

(3) RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

Century Park Pictures Corporation (Company) was incorporated in 1983 in accordance with the Laws of the State of Minnesota.

The Company develops, produces and markets various entertainment properties, including without limitation, the intellectual product(s) of entities engaged in the motion picture, television, and theatrical state productions, such as creative writers, producers and directors, for the motion picture, pay/cable and commercial television markets.

A brief synopsis of the Company's former operations and subsidiaries is as follows:

  International Theatres Corporation (ITC) was a 100 percent owned subsidiary, which owned and operated the Chanhassen Dinner Theatres in Chanhassen, Minnesota. During the year ended September 30, 1999, ITC was transferred to the Company's majority shareholder. During the normal course of business, ITC granted credit to its corporate clients. ITC performed on-going credit evaluations of its customers' financial condition and generally required no collateral from them.

  Minnesota Arena Football, Inc. d.b.a. Minnesota Fighting Pike (Pike), a 100 percent owned subsidiary, was an indoor professional football team that te Company obtained the rights to during the fiscal year ended September 30, 1996. The Pike ceased operations on August 31, 1996. As of December 31, 1999, Minnesota Arena Football was legally dissolved. During the year ended September 30, 2001, all outstanding liabilities of Minnesota Arena Football were written off.

  The Company had a 30 percent investment in Willy Bietak Productions, Inc.
  (WBPI), which produced touring ice shows and theme shows appearing in shopping malls, theaters, casinos, arenas, and major amusement parks throughout the United States. During the year ended September 30, 1999, the Company's investment in WBPI was transferred to the Company's majority shareholder.

The Company has effectively had no operations, assets or liabilities since its fiscal year ended September 30, 1999.

General and administrative expenses for the three months ended December 31, 2001 and 2000 were approximately $1,495 and $2,054, respectively. Interest expense accrued on the $400,000 in notes payable was approximately $12,875 for each of the respective three month periods.

Net income (loss) for the three months ended December 31, 2001 and 2000, respectively, was approximately $(14,370) and $(14,929). Earnings per share for the respective quarters ended December 31, 2001 and 2000 was $0.00 and $0.00 on the weighted-average post-reverse split shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934.

At December 31, 2001 and September 30, 2001, respectively, the Company had working capital of approximately $(1,047,812) and $(1,033,442).

Management intends to continue to restrict expenditures with respect to the future development of entertainment properties and to market its completed properties. The Company has two completed properties. The costs of development have been written off. Accordingly, the Company will incur little, if any, costs of marketing. Management believes these actions may contribute to the Company's liquidity. The Company had no material commitments for capital expenditures as of December 31, 2001 and anticipates no significant capital expenditures for future periods.

The Company intends to continue to seek out potential acquisitions. Since the Company has no available bank lines of credit, there are no assurances that the Company will be able to successfully identify any potential acquisitions or that, if identified, it will obtain financing under terms acceptable to the Company. Management presently considers an acquisition or a merger of the Company a viable alternative.

The Company anticipates offering future sales of equity securities. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and upon additional funds loaned by management and/or significant stockholders to preserve the integrity of the corporate entity at this time. In the event, the Company is unable to acquire advances from management and/or significant stockholders, the Company's ongoing operations would be negatively impacted.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding.

In such a restricted cash flow scenario, the Company would be unable to complete our business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

The Company has no operating activities, no cash on hand, no profit and operates a business plan with inherent risk. Because of these factors, our auditors have issued an audit opinion for the Company which includes a statement describing our going concern status. This means, in our auditor's opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

While the Company is of the opinion that good faith estimates of the Company's ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

   None

ITEM 2 - CHANGES IN SECURITIES

   None

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

   None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

ITEM 5 - OTHER INFORMATION

   None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   Exhibits
   --------
     99.1  CEO/CFO Certification Pursuant to 18 USC, Section 1330, as adopted pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

   Reports on Form 8-K
   -------------------
     October 17, 2002   Reporting an Item 4 - Change in Registrant's Certifying
                        Accountant.

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               CENTURY PARK PICTURES CORPORATION

Dated: October 24, 2002                                   /s/ Thomas K. Scallen.
       ----------------                        ---------------------------------
                                                               Thomas K. Scallen
                                              Chairman, Chief Executive Officer,
                                            Chief Financial Officer and Director