Form 10QSB
period 2002-06-30
CENTURY PARK PICTURES CORP
filed 2002-10-28
CIK 728387

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------

(Mark one)
__X__ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

              FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                        CENTURY PARK PICTURES CORPORATION

                 Form 10-QSB for the Quarter ended June 30, 2002

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

ITEM 1 - PART I - FINANCIAL STATEMENTS

                        CENTURY PARK PICTURES CORPORATION
                                 BALANCE SHEETS
                      June 30, 2002 and September 30, 2001

                                                              (Unaudited)       (Audited)
                                                                June 30,       September 31,
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
                                                              ============     ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

 CURRENT LIABILITIES
   Notes payable                                              $    400,000     $    400,000
   Accounts payable                                                  1,281            1,281
   Accrued compensation                                            354,500          354,500
   Accrued interest payable                                        307,259          268,634
   Other accrued expenses                                            9,027            9,027
   Advances from shareholder                                         7,855               --
                                                              ------------     ------------
     TOTAL CURRENT LIABILITIES                                   1,079,922        1,033,442
                                                              ------------     ------------


COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY
   Common stock - $0.001 par value
     200,000,000 shares authorized
     9,886,641 shares issued and outstanding, respectively           9,887            9,887
   Additional paid-in capital                                    6,182,981        6,182,981
   Accumulated deficit                                          (7,271,864)      (7,225,384)
                                                              ------------     ------------

     TOTAL SHAREHOLDERS' EQUITY                                 (1,078,996)      (1,032,516)
                                                              ------------     ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $        926     $        926
                                                              ============     ============


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                        CENTURY PARK PICTURES CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
               Nine and Three months ended June 30, 2002 and 2001

                                   (UNAUDITED)

                                          Nine months       Nine months     Three months     Three months
                                             ended             ended           ended            ended
                                            June 30,          June 30,        June 30,         June 30,
                                              2002              2001            2002             2001
                                          ------------     ------------     ------------     ------------
REVENUES                                  $         --     $         --     $         --     $         --
                                          ------------     ------------     ------------     ------------

EXPENSES
   General and administrative expenses           7,855           13,877            1,481           10,850
                                          ------------     ------------     ------------     ------------

LOSS FROM OPERATIONS                            (7,855)         (13,877)          (1,481)         (10,850)

OTHER INCOME (EXPENSE)
   Interest expense                            (38,625)         (38,625)         (12,875)         (12,875)
                                          ------------     ------------     ------------     ------------

LOSS BEFORE PROVISION FOR INCOME TAXES         (46,480)         (52,502)         (14,356)         (23,725)

PROVISION FOR INCOME TAXES                          --               --               --               --
                                          ------------     ------------     ------------     ------------

NET LOSS                                       (46,480)         (52,502)         (14,356)         (23,725)

OTHER COMPREHENSIVE INCOME                          --               --               --               --
                                          ------------     ------------     ------------     ------------

COMPREHENSIVE LOSS                        $    (46,480)    $    (52,502)    $    (14,356)    $    (23,725)
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

                        CENTURY PARK PICTURES CORPORATION
                            STATEMENTS OF CASH FLOWS
                    Nine months ended June 30, 2002 and 2001

                                   (UNAUDITED)

                                                               Nine months      Nine months
                                                                  ended            ended
                                                                June 30,         June 30,
                                                                  2002             2001
                                                              ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                   $    (46,480)    $    (52,502)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Increase (Decrease) in
         Accounts payable and accrued expenses                      38,625           38,624
                                                              ------------     ------------

NET CASH USED IN OPERATING ACTIVITIES                               (7,855)         (13,878)
                                                              ------------     ------------


CASH FLOWS FROM INVESTING ACTIVITIES                                    --               --
                                                              ------------     ------------


CASH FLOWS FROM FINANCING ACTIVITIES
   Funds advanced by officer/shareholder                             7,855               --
   Amounts paid by shareholder on behalf
     of Company for operating expenses                                  --           13,845
                                                              ------------     ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                            7,855           13,845
                                                              ------------     ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        --              (33)

Cash and cash equivalents at beginning of period                        --               33
                                                              ------------     ------------

Cash and cash equivalents at end of period                    $         --     $         --
                                                              ============     ============

SUPPLEMENTAL DISCLOSURES OF INTEREST AND INCOME TAXES PAID
   Interest paid during the period                            $         --     $         --
                                                              ============     ============
   Income taxes paid (refunded)                               $         --     $         --
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

3. Income Taxes

   The Company uses the asset and liability method of accounting for income taxes. At June 30, 2002 and September 31, 2001, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

   As of June 30, 2002 and September 30, 2001, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have limited net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of any future change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

4. Income (Loss) per share

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2002 and 2001, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

The noteholders have the right to convert, at any time at the holder's option, all outstanding principal, accrued, but unpaid, interest as of July 31, 2002 into shares of the Company's restricted, unregistered common stock at a conversion rate of $0.01 per share. As of June 30, 2002, the holders of the notes had not exercised their right to convert.


NOTE G - RELATED PARTY TRANSACTIONS

Through June 30, 2002, the Company's controlling shareholder has advanced the Company approximately $7,855 to support operations, settle outstanding trade accounts payable and provide working capital. The advance is repayable upon demand and is non-interest bearing and is unsecured.

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

                        CENTURY PARK PICTURES CORPORATION

NOTE H - INCOME TAXES

The components of income tax (benefit) expense for the nine months ended June 30, 2002 and 2001, respectively, are as follows:

                                                                  Nine months     Nine months
                                                                     ended           ended
                                                                   June 30,        June 30,
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
                                                                 ============    ============

As of June 30, 2002, the Company has a Federal net operating loss carryforward of approximately $3,100,000 and a State net operating loss carryforward of approximately $790,000 to offset future taxable income. Subject to current regulations, these carryforwards will expire between 2002 and 2015.

The Company's income tax expense for each of the nine month periods ended June 30, 2002 and 2001, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                  Nine months      Nine months
                                                                     ended           ended
                                                                   June 30,         June 30,
                                                                     2002             2001
                                                                 ------------     ------------
Statutory rate applied to earnings (loss) before income taxes    $    (15,800)    $    (17,850)
   Increase (decrease) in income taxes resulting from:
     State income taxes                                                    --               --
     Other, including reserve for deferred tax asset                   15,800           17,850
                                                                 ------------     ------------

       Income tax expense                                        $         --     $         --
                                                                 ============     ============

Temporary differences, consisting primarily of statutory differences between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of June 30, 2002 and September 30, 2001, respectively:

                                                                    June 30,      September 30,
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
                                                                 ============     ============

                        CENTURY PARK PICTURES CORPORATION

NOTE H - INCOME TAXES - CONTINUED

During the nine months ended June 30, 2002 and the year ended September 30, 2001, respectively, the valuation allowance increased (decreased) by approximately $-0- and $(28,000).


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

General and administrative expenses for the nine months ended June 30, 2002 and 2001, were approximately $7,855 and $13,877, respectively. Interest expense accrued on the $400,000 in notes payable was approximately $38,625 for each of the respective nine month periods.

Net income (loss) for the nine months ended June 30, 2002 and 2001, respectively, was approximately $(46,480) and $(52,502). Earnings per share for the respective quarters ended June 30, 2002 and 2001, was $0.00 and $0.00 on the weighted-average post-reverse split shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934.

At June 30, 2002 and September 30, 2001, respectively, the Company had working capital of approximately $(1,078,996) and $(1,033,442).

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