Form 10KSB
period 2002-09-30
CENTURY PARK PICTURES CORP
filed 2002-12-20
CIK 728387

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

--------------------------------------------------------------------------------

(Mark one)

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ______________ to _____________

--------------------------------------------------------------------------------

                         Commission File Number: 0-14247

                        CENTURY PARK PICTURES CORPORATION
        (Exact name of small business issuer as specified in its charter)

         Minnesota                                            41-1458152
---------------------------                          ---------------------------
 (State of incorporation)                              (IRS Employer ID Number)

                     4701 IDS Center, Minneapolis, MN 55402
                     --------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (612) 333-5100
                                 --------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------

      Securities registered under Section 12 (b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock: $0.001 par value

--------------------------------------------------------------------------------

Check whether the issuer has (1) filed all reports required to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended September 30, 2002 was $-0-.

The aggregate market value of voting common equity held by non-affiliates as of December 11, 2002 was approximately $816,800, based upon only limited and sporadic quotations, not to exceed $0.10, of the Company's common stock.

As of December 11, 2002, there were 9,886,641 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes ___   No _X_

                        CENTURY PARK PICTURES CORPORATION

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

Item 1 -  Description of Business                                             3
Item 2 -  Description of Property                                             4
Item 3 -  Legal Proceedings                                                   4
Item 4 -  Submission of Matters to a Vote of Security Holders                 4

PART II

Item 5 -  Market for Company's Common Stock and Related Stockholders Matters  4
Item 6 -  Management's Discussion and Analysis or Plan of Operation           4
Item 7 -  Financial Statements                                                6
Item 8 -  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosures                             6

PART III

Item 9 -  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act                  7
Item 10 - Executive Compensation                                              7
Item 11 - Security Ownership of Certain Beneficial Owners And Management      8
Item 12 - Certain Relationships and Related Transactions                      8
Item 13 - Controls and Procedures                                             8

PART IV

Item 14 - Exhibits and Reports on 8-K                                         9

SIGNATURES                                                                    9

CERTIFICATIONS PURSUANT TO SARBANES OXLEY ACT OF 2002                        10

CAUTION REGARDING FORWARD-LOOKING INFORMATION

All statements contained in this Form 10-KSB, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe," "anticipate," "expect" and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

Such risks include, among others, the following: international, national and local general economic and market conditions: our ability to sustain, manage or forecast our growth; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Consequently, all of the forward-looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.

As used in this Form 10-KSB, unless the context requires otherwise, "we" or "us" or the "Company" means Century Park Pictures Corporation.


                                     PART I


ITEM 1 - DESCRIPTION OF BUSINESS

General
-------

The Company develops, produces and markets various entertainment properties, including without limitation, the intellectual product(s) of entities engaged in the motion picture, television, and theatrical state productions, such as creative writers, producers and directors, for the motion picture, pay/cable and commercial television markets and, until September 1995 through its then 50.1% owned subsidiary, Willy Bietak Productions, Inc. ("WBPI"), produced and operated small touring ice shows and theme shows appearing in theaters, casinos, and major amusement parks and arenas. On September 29, 1995, in consideration of guarantees of certain bank debt of WBPI, provided WBPI by its minority shareholder, the Company transferred 65,900 of its shares of WBPI common stock to such minority shareholder, thereby reducing the Company's interest to 30%. Until December 1998, a wholly-owned subsidiary, International Theatres Corporation ("ITC"), of the Company operated the Chanhassen Dinner Theatre in Chanhassen, Minnesota which the Company acquired in 1993.

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

The Company has no operations as of the date of this filing and is seeking a suitable business combination transaction through either acquisition or merger. Accordingly, the Company's has only one identifiable business segment.

Description of Business Operations

In prior years, the Company was involved in the production of various entertainment properties for motion picture, pay/cable and commercial television. The Company has limited its costs to those incurred prior to the commencement of principal photography, either at a studio or on selected site(s). It has been the Company's intention to produce or co-produce and arrange for the distribution of primarily feature length motion pictures with production financing derived from third party sources. The Company has reported no revenues from motion pictures, pay/cable and television since 1998. At September 30, 2002, the Company had two (2) properties of which only one of which was substantially completed. All entertainment properties have been charged to expense in prior years.

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


ITEM 2 - DESCRIPTION OF PROPERTY

The Company leases, as its headquarters, 1,941 square feet of office space at 4701 IDS Center, Minneapolis, Minnesota 55402. Due to the limited operations of the Company and insignificant amount of office space required at this time, affiliates of the Company are presently utilizing virtually all of the available space in this facility and are responsible for the rental payments.


ITEM 3 - LEGAL PROCEEDINGS

The Company is not involved in any material legal proceedings.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report.


                                     PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Since the first quarter 1996, there has been no established public trading market for the Company's common shares. There have been only very limited or sporadic quotations and none exceed $0.10 per share.

As of November 27, 2002, there are approximately 509 separate holders of record of the Company's common stock, exclusive of shares held in street name.

The Registrant has never paid any cash dividends on its Common Stock and does not plan to pay any cash dividends in the foreseeable future.


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS
---------------------

We have had no revenue for either of the years ended September 30, 2002 and 2001.

Year ended September 30, 2002 compared to Year ended September 30, 2001
-----------------------------------------------------------------------

General and administrative expenses for the years ended September 30, 2002 and 2001 were approximately $59,000 and $67,000, respectively. The principal component of these expenditures was the accrual of interest on $400,000 in outstanding notes payable. Interest expense for the years ended September 30, 2002 and 2001was approximately $51,500 in each respective year. Included in interest expense is approximately $8,585 in imputed interest calculated as a result of the respective noteholders agreeing to discontinue their rights to interest subsequent to July 31, 2002.

The Company's expenditures consist solely of items necessary to comply with the Company's periodic reporting obligations under the Securities Exchange Act of 1934 and are not necessarily reflective of what may be expected in future periods when the Company either commences more extensive business operations or acquires another operating entity through either acquisition or merger.

Year ended September 30, 2001 compared to Year ended September 30, 2000
-----------------------------------------------------------------------

Continuing operations consisted primarily of administrative expenses and interest expenses. Administrative expenses were $15,569 for 2001 compared to $14,149 for 2000. Interest expense were $51,500 for 2001 and 2000. During 2001 the Company recorded a gain on extinguishment of Pike debt of $302,179. The gain was reported as an extra ordinary item.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash used by continuing operating activities for the years ended September 30, 2002 and 2001 was approximately $8,700 and $15,000, respectively. These cash requirements have been provided by advances from the Company's Chief Executive Officer. For all periods prior to October 1, 2001, these advances have been treated as additional paid-in capital. Commencing October 1, 2001, the Company's Chief Executive Officer has made these advances as working capital advances which are repayable upon demand at some undesignated future date and are non-interest bearing.

Management intends to continue to restrict expenditures with respect to the future development of entertainment properties and to market its completed properties. The Company has two completed properties. The costs of development have been written off. Accordingly, the Company will incur little, if any, costs of marketing. Management believes these actions may contribute to the Company's liquidity. The Company has no material commitments for capital expenditures as of September 30, 2002.

It is the intent of the Company's Chief Executive Officer and/or significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding.

The Company intends to continue to seek out potential acquisitions; however, the Company is not in discussion with any potential acquisition candidate. The Company has no existing credit facilities to facilitate such activities. Any future acquisition is anticipated to be financed with "to be negotiated" senior bank financing, composing approximately 60% of the transaction, with the remainder to be financed through a combination of other debt and equity instruments. There are no assurances that the Company will successfully identify these or any other potential acquisitions or that, if identified, it will obtain financing under terms acceptable to or affordable by the Company. Management presently considers a business combination transaction, through either an acquisition or merger, to be a viable situation.

OUTSTANDING NOTES PAYABLE
-------------------------

During 1996, the Company raised approximately $400,000 through promissory notes to support the operations of Minnesota Arena Football, Inc. dba Minnesota Fighting Pike (Pike), a former 100.0% owned subsidiary. The Pike was an indoor professional football team that operations on August 31, 1996. This subsidiary was legally dissolved as of December 31, 1999. Of the notes, approximately $350,000 was raised from unrelated third party investors and approximately $50,000 was raised from the Tom Scallen, the Company's Chief Executive Officer.

The notes bear interest at rates ranging between 12.0% to 15.0% and were secured by the Company's right, title, and interest in the Pike. The notes originally matured between June and December 1996. The Company remains liable for the $400,000 in outstanding debt.

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

GOING CONCERN ISSUES
--------------------

The Company's independent auditors issued their respective opinions on the Company's financial statements for the years ended September 30, 2002 and 2001, respectively, which included an explanatory paragraph as to substantial doubt about the Company's ability to continue as a going concern. This doubt was raised primarily due to recurring losses from operations, the Company's stockholder's deficit of $1,092,000 at September 30, 2002, and to no ongoing operations.

INFLATION
---------

Inflation and changing prices have not had a significant impact on operations of the Company to date.


ITEM 7 - FINANCIAL STATEMENTS

The required accompanying financial statements begin on page F-1 of this document.


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 4, 2002, the Company's independent certified public accounting firm, Blanski Peter Kronlage & Zoch, P. A. (Blanski) of Minneapolis, Minnesota formally notified the Company, in writing, that it was discontinuing providing auditing services to all of it's publicly-owned clients. Blanski had previously notified the Company verbally of it's intention to resign as the Company's independent auditor.

No accountant's report on the financial statements for either of the past two
(2) years contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern opinion expressing substantial doubt about the ability of the Company to continue as a going concern.

During the Company's two most recent fiscal years (ended September 30, 2001 and 2000) and from September 30, 2001 to the date of this Report, there were no disagreements with Blanski on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure. There were no reportable events, as described in Item 304(a)(1)(v) of Regulation S-K, during the Company's two most recent fiscal years (ended September 30, 2001 and 2000) and from September 30, 2001 to the date of this Report.

On October 2, 2002, subsequent to the oral notification of the resignation of Blanski, the Company's Board of Directors approved the retention of the accounting firm of S. W. Hatfield, CPA of Dallas, Texas as its independent auditors for the fiscal year ending September 30,2002. During the Company's two most recent fiscal years ended September 30, 2001, and the subsequent interim periods through the date of this Report, the Company did not consult with S. W. Hatfield, CPA regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.


                                    PART III


ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers serving the Company are as follows:

            Name                Age            Position Held and Tenure
            ----                ---            ------------------------

       Philip Rogers            68         President, Director since 1983

       Thomas K. Scallen        77           Chief Executive Officer and
                                          Chairman of the Board of Directors
                                                     since 1983

       Willy Bietak             55              Director since 1992

Mr. Rogers became President and Director upon the Company's formation in 1983. Mr. Rogers is also a principal of Philipico Picture Company, a motion picture and television production company.

Mr. Scallen became Chairman of the Board of Directors, Vice President, and Treasurer of the Company upon its formation in 1983. Mr. Scallen was elected Chief Executive Officer of the Company on March 14, 1992. Mr. Scallen assumed the responsibilities of chief financial officer in 1998. Mr. Scallen was president, director and principal stockholder of International Broadcasting Corporation, a publicly traded company engaged in entertainment activities, the presentation of touring shows, arena shows and motion picture or television productions until March 1992. International Broadcasting Corporation filed for protection under Chapter 11 of the Bankruptcy Act in August 1991.

Mr. Bietak became a Director of the Company in 1992. He is President of Willy Bietak Productions, Inc. and has been associated with the Company since 1986.

The Company's Directors, as named above, will serve until the next annual meeting of the Company's stockholders or until their successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's board. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of the Company's affairs.

The directors and officers will devote their time to the Company's affairs on an as needed basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month. There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission (the "Commission") initial reports of beneficial ownership and reports of changes in beneficial ownership of our Common Stock. The rules promulgated by the Commission under Section 16(a) of the Exchange Act require those persons to furnish us with copies of all reports filed with the Commission pursuant to
Section 16(a). The information in this section is based solely upon a review of Forms 3, Forms 4, and Forms 5 received by us.

During the years ended September 30, 2002 and 2001, respectively, the Company is unaware of any action which would require the filing of either a Form 3, Form 4 or Form 5 by any required person, as defined in Section 16(a).


ITEM 10 - EXECUTIVE COMPENSATION

There was no compensation paid during either of the respective years ended December 31, 2002 or 2001.

None of the Company's current or former officers or directors receives or has received any salary from Company during the preceding five years. The Company does not anticipate entering into employment agreements with any of its officers or directors in the near future. Directors do not receive compensation for their services as directors and are not reimbursed for expenses incurred in attending board meeting.

Director Compensation
---------------------

The Company's Directors have not received any cash compensation during the years ended September 30, 2002 or 2001.


                (Remainder of this page left blank intentionally)

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as at September 30, 2002, the information with respect to common stock ownership of each person known to the Company to own beneficially more than five percent (5%) of the shares of the Company's common stock and all Directors and Officers as a group.
                                                                 % of Class
   Name and address             Number of Shares             Beneficially Owned
   ----------------             ----------------             ------------------
Thomas K. Scallen                  1,619,480                       16.4%
Heron Cove, Unit B
Windham, NH 03087

Philip Rogers                         99,375                          1%
Rogers & Associates
3575 Cahuenga Blvd. W.
Los Angles, CA 90068

All Officers and Directors
as a Group (3) in number)          1,718,855                       17.3%


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended September 30, 2002, the Company's Chief Executive Officer advanced the Company approximately $8,865 to support operations, settle outstanding trade accounts payable and provide working capital. The advance is repayable upon demand and is non-interest bearing and is unsecured.

During the years ended September 30, 2001 and 2000, the Company's Chief Executive Officer provided short-term advances of $14,700 and $7,419, respectively to the Company. These amounts were required to be reported as additional paid in capital in the accompanying financial statements.

As of September 30, 2002 and September 30, 2001, respectively, the Company owed the Company's Chief Executive Officer approximately $227,500 for cumulative accrued salary.


ITEM 13 - CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

                                     PART VI


ITEM 14 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

3 Articles of Incorporation and By-Laws are incorporated by reference to the Exhibits to the Registrant's Registration Statement of September 15, 1983

4 Rights of warrant holders set forth in Exhibits to Registration No.33-58546 effective April 12, 1993 incorporated by this reference.

10 Stock Purchase Agreement, dated July 29, 1993 between registrant and International Broadcasting Corporation, International Theatres Corporation and National Westminster Bank USA attached as an Exhibit to Registrant's Report on Form 8-K is incorporated by this reference

24 Manually signed powers of attorney for members of the Board of Directors, filed herewith are incorporated by this reference.

Reports on Form 8-K
-------------------

October 3, 2002 - Reporting an Item 4 - Changes in Registrant's Certifying Accountant

--------------------------------------------------------------------------------

                                   SIGNATURES

In accord with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               CENTURY PARK PICTURES CORPORATION

Dated: December 11, 2002                                   /s/ Thomas K. Scallen
       -----------------                                 -----------------------
                                                               Thomas K. Scallen
                                                         Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 11, 2002                                   /s/ Philip Rogers
       -----------------                                 -----------------------
                                                                   Philip Rogers
                                                          President and Director

Dated: December 11, 2002                                   /s/ Thomas K. Scallen
       -----------------                                 -----------------------
                                                               Thomas K. Scallen
                                                         Chief Executive Officer
                                                                    and Director

Dated: December 11, 2002                                   /s/ Willy Bietak
       -----------------                                 -----------------------
                                                                    Willy Bietak
                                                                        Director

                    CERTIFICATION PURSUANT TO 18 USC, SECTION
            1350, AS ADOPTED PURSUANT TO SECTIONS 302 AND 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Century Park Pictures Corporation (Registrant) on Form 10-QSB for the year ended September 30, 2002, as filed with the Securities and Exchange Commission, on the date hereof, I, Thomas K. Scallen, Chief Executive Officer and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to ss.302 and promulgated as 18 USC 1350 pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(1) I have reviewed this Annual Report on Form 10-QSB of Century Park Pictures Corporation for the year ended September 30, 2002.

(2) Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

(4) The registrant's other certifying officers, if any, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     (1) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;
     (2) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and
     (3) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers, if any, and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (1) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
     (2) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers, if any, and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Thomas K. Scallen                                   Dated: December 11, 2002
---------------------                                          -----------------

Thomas K. Scallen
Chief Executive Officer and
Chief Financial Officer

                        CENTURY PARK PICTURES CORPORATION

                                    CONTENTS

                                                                            Page
                                                                            ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
   S. W. Hatfield, CPA                                                       F-2
   Blanski Peter Kronlage & Zoch, P.A.                                       F-3

FINANCIAL STATEMENTS
   Balance Sheets
     as of September 30, 2002 and 2001                                       F-4

   Statements of Operations and Comprehensive Income (Loss)
     for the years ended September 30, 2002 and 2001                         F-5

   Statement of Changes in Shareholders' Equity
     for the years ended September 30, 2002 and 2001                         F-6

   Statements of Cash Flows
     for the years ended September 30, 2002 and 2001                         F-7

   Notes to Financial Statements                                             F-8

S. W. HATFIELD, CPA
certified public accountants

Member:    Texas Society of Certified Public Accountants
           Press Club of Dallas



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

Board of Directors and Stockholders
Century Park Pictures Corporation

We have audited the accompanying balance sheet of Century Park Pictures Corporation (a Minnesota corporation) as of September 30, 2002 and the related statements of operations and comprehensive loss, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Park Pictures Corporation as of September 30, 2002 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.



                                                 /s/ S. W. Hatfield, CPA
                                                 S. W. HATFIELD, CPA
Dallas, Texas
December 3, 2002

                      Use our past to assist your future(SM)

(secure mailing address)                   (overnight delivery/shipping address)
P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com

                          Independent Auditors' Report
                          ----------------------------


BOARD OF DIRECTORS AND STOCKHOLDERS
CENTURY PARK PICTURES CORPORATION
MINNEAPOLIS, MINNESOTA

We have audited the accompanying consolidated balance sheets of CENTURY PARK PICTURES CORPORATION as of September 30, 2001, and the related statements of operations, changes in stockholders' deficit, and cash flows for the year ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CENTURY PARK PICTURES CORPORATION as of September 30, 2001, and the results of its operations and its cash flows for the year ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has suffered recurring losses from operations, and its total liabilities exceed its total assets. Those conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Blanski Peter Kronlage & Zoch, P.A.

Minneapolis, Minnesota
November 29, 2001

                        CENTURY PARK PICTURES CORPORATION
                                 BALANCE SHEETS
                           September 30, 2002 and 2001

                                                                  September 30,   September 30,
                                                                       2002           2001
                                                                   -----------     -----------
                                     ASSETS
                                     ------
CURRENT ASSETS
   Cash on hand and in bank                                        $        --     $        --
                                                                   -----------     -----------
     TOTAL CURRENT ASSETS                                                   --              --
                                                                   -----------     -----------

PROPERTY AND EQUIPMENT - AT COST
   Furniture and fixtures                                               94,077          94,077
     Less accumulated depreciation                                     (94,077)        (94,077)
                                                                   -----------     -----------
     NET PROPERTY AND EQUIPMENT                                             --              --
                                                                   -----------     -----------

OTHER ASSETS
   Rent deposits                                                           926             926
                                                                   -----------     -----------

TOTAL ASSETS                                                       $       926     $       926
                                                                   ===========     ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

 CURRENT LIABILITIES
   Notes payable                                                   $   400,000     $   400,000
   Accounts payable                                                         --           1,281
   Accrued compensation                                                354,500         354,500
   Accrued interest payable                                            311,549         268,634
   Other accrued expenses                                                9,027           9,027
   Advances from shareholder                                             8,865              --
                                                                   -----------     -----------
     TOTAL CURRENT LIABILITIES                                       1,083,941       1,033,442
                                                                   -----------     -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Common stock - $0.001 par value
     200,000,000 shares authorized
     9,886,641 shares issued and outstanding, respectively               9,887           9,887
   Additional paid-in capital                                        6,191,566       6,182,981
   Accumulated deficit                                              (7,284,468)     (7,225,384)
                                                                   -----------     -----------

     TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                           (1,083,015)     (1,032,516)
                                                                   -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)               $       926     $       926
                                                                   ===========     ===========

The accompanying notes are an integral part of these financial statements.

                        CENTURY PARK PICTURES CORPORATION
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                     Years ended September 30, 2002 and 2001

                                                    Year ended      Year ended
                                                   September 30,   September 30,
                                                       2002             2001
                                                    -----------     -----------

REVENUES                                            $        --     $        --
                                                    -----------     -----------

EXPENSES
  General and administrative expenses                     7,584          15,569
                                                    -----------     -----------

LOSS FROM OPERATIONS                                     (7,584)        (15,569)

OTHER EXPENSE
  Interest expense                                      (51,500)        (51,500)
                                                    -----------     -----------

LOSS BEFORE PROVISION FOR INCOME TAXES
  AND EXTRAORDINARY ITEM                                (59,084)        (67,069)

PROVISION FOR INCOME TAXES                                   --              --
                                                    -----------     -----------

NET LOSS BEFORE EXTRAORDINARY ITEM                      (59,084)        (67,069)

EXTRAORDINARY ITEM
  Gain on extinguishment of debt, net
    of applicable income taxes of $-0-                       --         302,179
                                                    -----------     -----------

NET INCOME (LOSS)                                       (59,084)        235,110

OTHER COMPREHENSIVE INCOME                                   --              --
                                                    -----------     -----------

COMPREHENSIVE INCOME (LOSS)                         $   (59,084)    $   235,110
                                                    ===========     ===========

Income (Loss) per weighted-average
  share of common stock outstanding,
  computed on Net Loss - basic and fully diluted
    From operations                                 $     (0.01)    $     (0.01)
    From extraordinary item                                0.00            0.03
                                                    -----------     -----------
      Total                                         $     (0.01)    $      0.02
                                                    ===========     ===========

Weighted-average number of shares
   of common stock outstanding                        9,886,641       9,886,641
                                                    ===========     ===========


The accompanying notes are an integral part of these financial statements.

                        CENTURY PARK PICTURES CORPORATION
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     Years ended September 30, 2002 and 2001

                                                                         Additional
                                              Common Stock                paid-in       Accumulated
                                         Shares          Amount           capital          deficit            Total
                                      -----------      -----------      -----------      -----------       -----------
BALANCES AT
   OCTOBER 1, 2000                      9,886,641      $     9,887      $ 6,168,281      $(7,460,494)      $(1,282,326)

Capital contributed
   to support operations                       --               --           14,700               --            14,700

Net income for the year                        --               --               --          235,110           235,110
                                      -----------      -----------      -----------      -----------       -----------

BALANCES AT
   SEPTEMBER 30, 2001                   9,886,641            9,887        6,182,981       (7,225,384)       (1,032,516)

Contribution of imputed interest
   on suspended interest on
   notes payable                               --               --            8,585               --             8,585

Net loss for the year                          --               --               --          (59,084)          (59,084)
                                      -----------      -----------      -----------      -----------       -----------

BALANCES AT
   SEPTEMBER 30, 2002                   9,886,641      $     9,887      $ 6,191,566      $(7,284,468)      $(1,083,015)
                                      ===========      ===========      ===========      ===========       ===========

The accompanying notes are an integral part of these financial statements.

                        CENTURY PARK PICTURES CORPORATION
                            STATEMENTS OF CASH FLOWS
                     Year ended September 30, 2002 and 2001

                                                              Year ended    Year ended
                                                            September 30,  September 30,
                                                                 2002          2001
                                                              ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                                          $ (59,084)    $ 235,110
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Contribution of imputed interest
         on suspended interest on
         notes payable                                            8,585            --
       Gain on extinguishment of debt                                --      (302,179)
       Increase (Decrease) in
         Accounts payable                                        (1,281)          836
         Accrued interest payable                                42,915        51,500
                                                              ---------     ---------

NET CASH USED IN OPERATING ACTIVITIES                            (8,865)      (14,733)
                                                              ---------     ---------


CASH FLOWS FROM INVESTING ACTIVITIES                                 --            --
                                                              ---------     ---------


CASH FLOWS FROM FINANCING ACTIVITIES
   Funds advanced by officer/shareholder                          8,865            --
   Capital contributed to support operations                         --        14,700
                                                              ---------     ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                         8,865        14,700
                                                              ---------     ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     --           (33)

Cash and cash equivalents at beginning of period                     --            33
                                                              ---------     ---------

Cash and cash equivalents at end of period                    $      --     $      --
                                                              =========     =========

SUPPLEMENTAL DISCLOSURES OF INTEREST AND INCOME TAXES PAID
   Interest paid during the period                            $      --     $      --
                                                              =========     =========
   Income taxes paid (refunded)                               $      --     $      --
                                                              =========     =========

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

A brief synopsis of the Company's former operations and subsidiaries are as follows:

   International Theatres Corporation (ITC) was a 100 percent owned subsidiary, which owned and operated the Chanhassen Dinner Theatres in Chanhassen, Minnesota. During the year ended September 30, 1999, ITC was transferred to the Company's majority shareholder.

   Minnesota Arena Football, Inc. d.b.a. Minnesota Fighting Pike (Pike), a 100 percent owned subsidiary, was an indoor professional football team. The Pike ceased operations on August 31, 1996. As of December 31, 1999, Minnesota Arena Football was legally dissolved. During the year ended September 30, 2001, the statute of limitations for all claims related to all outstanding liabilities of Minnesota Arena Football expired and were written off as an extraordinary item in the accompanying financial statements.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

                        CENTURY PARK PICTURES CORPORATION

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

1.   Cash and cash equivalents
     -------------------------

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

                        CENTURY PARK PICTURES CORPORATION

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

(2)  Property and equipment
     ----------------------

     Property and equipment consists of furniture and fixtures and is stated at the lower of depreciated cost or net realizable value.

3.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2002 and 2001, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of September 30, 2002 and 2001, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have limited net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of any future change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

4.   Income (Loss) per share
     -----------------------

     Basic earnings (loss) per share is computed by dividing the net income
     (loss) by the weighted-average number of shares of common stock outstanding. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2002 and 2001, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


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

                        CENTURY PARK PICTURES CORPORATION

NOTE F - NOTES PAYABLE

The Company has twelve separate notes payable to various individuals, including one to the Company's Chief Executive Officer of $50,000, aggregating $400,000 at September 30, 2002 and 2001, respectively. The notes bear interest at rates ranging between 12% to 15% and were secured by the Company's right, title, and interest in the Pike. The notes originally matured between June and December 1996.

On July 31, 2002, the Company's Board of Directors and the respective noteholders approved the extension of the ultimate maturity date of the notes through December 3, 2003. In conjunction with the extension, the noteholders agreed to discontinue the accrual of interest subsequent to July 31, 2002.

The effect of the discontinuance of interest accruals subsequent to July 31, 2002 will be charged to operations as a component of interest expense with an offset to contributed additional paid-in capital to recognize the economic effect of the suspended and forgiven interest on these notes in the respective future period.

For the period from August 1, 2002 through September 30, 2002, the Company has recognized approximately $8,585 in additional paid-in capital due to the suspended interest on these notes.

The noteholders have the right to convert, at any time at the holder's option, all outstanding principal, accrued, but unpaid, interest as of July 31, 2002 into shares of the Company's restricted, unregistered common stock at a conversion rate of $0.01 per share. As of September 30, 2002, the holders of the notes had not exercised their right to convert.


NOTE G - RELATED PARTY TRANSACTIONS

Through September 30, 2002, the Company's Chief Executive Officer has advanced the Company approximately $8,865 to support operations, settle outstanding trade accounts payable and provide working capital. The advance is repayable upon demand and is non-interest bearing and is unsecured.

During the year ended September 30, 2001, the Company's Chief Executive Officer provided short-term advances of $14,700 to the Company. These amounts were treated as contributed capital and, as such, recorded as additional paid-in capital in the accompanying financial statements.

As of September 30, 2002 and September 30, 2001, respectively, the Company owed the Company's Chief Executive Officer approximately $227,500 for cumulative accrued salary.



                (Remainder of this page left blank intentionally)

                        CENTURY PARK PICTURES CORPORATION

NOTE H - INCOME TAXES

The components of income tax (benefit) expense for the years ended September 30, 2002 and 2001, respectively, are as follows:

                                                  Year ended       Year ended
                                                 September 30,    September 30,
                                                     2002             2001
                                                 ------------------------------
      Federal:
       Current                                   $          --    $          --
       Deferred                                             --               --
                                                 -------------    -------------
                                                            --               --
                                                 -------------    -------------
     State:
       Current                                              --               --
       Deferred                                             --               --
                                                 -------------    -------------
                                                            --               --
                                                 -------------    -------------
         Total                                   $          --    $          --
                                                 =============    =============


As of September 30, 2002, the Company has a Federal net operating loss carryforward of approximately $3,100,000 and a State net operating loss carryforward of approximately $790,000 to offset future taxable income. Subject to current regulations, these carryforwards will expire between 2002 and 2015.

The Company's income tax expense for each of the years ended September30, 2002 and 2001, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                 Year ended        Year ended
                                                September 30,     September 30,
                                                    2002              2001
                                                -------------------------------

Statutory rate applied to earnings (loss)
  before income taxes                           $    (20,000)     $     (23,000)
   Increase (decrease) in income taxes
     resulting from:
       State income taxes                                 --                 --
       Other, including reserve for deferred
         tax asset                                    20,000             23,000
                                                ------------      -------------

       Income tax expense                       $         --      $          --
                                                ============      =============


Temporary differences, consisting primarily of statutory differences between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of September 30, 2002 and 2001, respectively:

                                                    September 30, 2002
                                                    ------------------
                                             Federal       State        Total
                                           ----------   ----------   ----------
Deferred tax assets:
   Other (current)                         $   96,000   $   35,000   $  131,000
   Net operating loss carryforwards
     (non-current)                            932,000       77,000    1,009,000
                                           ----------   ----------   ----------
                                            1,028,000      112,000    1,140,000
Valuation allowance                        (1,028,000)    (112,000)  (1,140,000)
                                           ----------   ----------   ----------

   Net Deferred tax asset                  $       --   $       --   $       --
                                           ==========   ==========   ==========

Deferred tax liabilities                   $       --   $       --   $       --
                                           ==========   ==========   ==========

                        CENTURY PARK PICTURES CORPORATION

NOTE H - INCOME TAXES - CONTINUED
                                                    September 30, 2002
                                                    ------------------
                                             Federal       State        Total
                                           ----------   ----------   ----------
Deferred tax assets:
   Other (current)                         $   96,000   $   35,000   $  131,000
   Net operating loss carryforwards
     (non-current)                            932,000       77,000    1,009,000
                                           ----------   ----------   ----------
                                            1,028,000      112,000    1,140,000
Valuation allowance                        (1,028,000)    (112,000)  (1,140,000)
                                           ----------   ----------   ----------

   Net Deferred tax asset                  $       --   $       --   $       --
                                           ==========   ==========   ==========

Deferred tax liabilities                   $       --   $       --   $       --
                                           ==========   ==========   ==========

During the years ended September 30, 2002 and 2001, respectively, the Company recorded valuation allowances of $ and $1,140,000, respectively, on the deferred tax assets to reduce the total amounts that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. There was no other activity in the valuation allowance accounts

During the years ended September 30, 2002 and 2001,respectively, the valuation allowance increased (decreased) by approximately $-0- and $(5,000).


NOTE I - EXTRAORDINARY ITEM

During the year ended September 30, 2001, statute of limitations for payment of liabilities to unrelated third parties incurred by the Pike expired. Accordingly at September 30, 2001, Pike liabilities due to unrelated third parties, incurred in prior years, of approximately $302,179 were written off resulting in the following extraordinary gain:

     Extraordinary gain on extinguishment of debt                 $ 302,179
       Income taxes                                                (119,165)
       Effect of net operating loss carry-forwards                  119,165
                                                                  ---------

     Extraordinary gain net of income taxes                       $ 302,179
                                                                  =========


NOTE J - COMMITMENTS AND CONTINGENCIES

The Company leases office space under a noncancellable operating lease that expires August 31, 2002. The space has been sub-leased to a separate company owned by the Company's CEO. The Company incurred no expense related to this lease during either of the years ended September 30, 2002 and 2001, respectively.