Form 10QSB
period 2002-12-31
CENTURY PARK PICTURES CORP
filed 2003-01-23
CIK 728387

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB


(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended December 31, 2002

[ ] Transition Report Under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from ______________ to _____________


                         Commission File Number: 0-14247


                        Century Park Pictures Corporation
        (Exact name of small business issuer as specified in its charter)


       Minnesota                                          41-1458152
(State of incorporation)                             (IRS Employer ID Number)

                     4701 IDS Center, Minneapolis, MN 55402
                    (Address of principal executive offices)

                                 (612) 333-5100
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: January 15, 2003: 9,886,641

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                        CENTURY PARK PICTURES CORPORATION

               Form 10-QSB for the Quarter ended December 31, 2002

                                Table of Contents


                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                3

  Item 2 Management's Discussion and Analysis or Plan of Operation          11

  Item 3 Controls and Procedures                                            13


PART II - OTHER INFORMATION

  Item 4 Submission of Matters to a Vote of Security Holders                13

  Item 6 Exhibits and Reports on Form 8-K                                   13


SIGNATURES                                                                  14

ITEM 1 - PART 1 - FINANCIAL STATEMENTS

                        Century Park Pictures Corporation
                                 Balance Sheets
                           December 31, 2002 and 2001

                                   (Unaudited)

                                                                          December 31,         December 31,
                                                                             2002                 2001
                                                                          -----------          -----------
                                     ASSETS
CURRENT ASSETS
  Cash on hand and in bank                                                $        --          $        --
                                                                          -----------          -----------
      TOTAL CURRENT ASSETS                                                         --                   --
                                                                          -----------          -----------

PROPERTY AND EQUIPMENT - AT COST
  Furniture and fixtures                                                       94,077               94,077
  Less accumulated depreciation                                               (94,077)             (94,077)
                                                                          -----------          -----------
      NET PROPERTY AND EQUIPMENT                                                   --                   --
                                                                          -----------          -----------

OTHER ASSETS
  Rent deposits                                                                   926                  926
                                                                          -----------          -----------

TOTAL ASSETS                                                              $       926          $       926
                                                                          ===========          ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES
  Notes payable                                                           $   400,000          $   400,000
  Accounts payable                                                                 --                1,281
  Accrued compensation                                                        354,500              354,500
  Accrued interest payable                                                    311,549              281,509
  Other accrued expenses                                                        9,027                9,027
  Advances from shareholder                                                    16,435                1,495
                                                                          -----------          -----------
      TOTAL CURRENT LIABILITIES                                             1,091,511            1,047,812
                                                                          -----------          -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock - $0.001 par value. 200,000,000 shares authorized
   9,886,641 shares issued and outstanding, respectively                        9,887                9,887
  Additional paid-in capital                                                6,204,545            6,182,981
  Accumulated deficit                                                      (7,305,017)          (7,239,754)
                                                                          -----------          -----------

      TOTAL SHAREHOLDERS' EQUITY                                           (1,090,585)          (1,045,391)
                                                                          -----------          -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $       926          $       926
                                                                          ===========          ===========

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                        Century Park Pictures Corporation
                 Statements of Operations and Comprehensive Loss
                  Three months ended December 31, 2002 and 2001

                                   (Unaudited)

                                                                      Three months         Three months
                                                                         ended                ended
                                                                      December 31,         December 31,
                                                                         2002                 2001
                                                                      -----------          -----------
REVENUES                                                              $        --          $        --
                                                                      -----------          -----------
EXPENSES
  General and administrative expenses                                       7,570                1,495
                                                                      -----------          -----------

LOSS FROM OPERATIONS                                                       (7,570)              (1,495)

OTHER INCOME (EXPENSE)
  Interest expense                                                        (12,979)             (12,875)
                                                                      -----------          -----------

LOSS BEFORE PROVISION FOR INCOME TAXES                                    (20,549)             (14,370)

PROVISION FOR INCOME TAXES                                                     --                   --
                                                                      -----------          -----------

NET LOSS                                                                  (20,549)             (14,370)

OTHER COMPREHENSIVE INCOME                                                     --                   --
                                                                      -----------          -----------

COMPREHENSIVE LOSS                                                    $   (20,549)         $   (14,370)
                                                                      ===========          ===========
Loss per weighted-average share of common stock outstanding,
 computed on Net Loss - basic and fully diluted                               nil                  nil
                                                                      ===========          ===========

Weighted-average number of shares of common stock outstanding           9,886,641            9,886,641
                                                                      ===========          ===========

The  financial  information  presented  herein has been  prepared by  management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                        Century Park Pictures Corporation
                            Statements of Cash Flows
                  Three months ended December 31, 2002 and 2001

                                   (Unaudited)

                                                                      Three months         Three months
                                                                         ended                ended
                                                                      December 31,         December 31,
                                                                         2002                 2001
                                                                      -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                             $(20,549)            $(14,370)
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Contribution of interest expense related to suspended
     interest payable on notes payable                                   12,979                   --
    Increase (Decrease) in accounts payable and accrued expenses             --               12,875
                                                                       --------             --------

NET CASH USED IN OPERATING ACTIVITIES                                    (7,570)              (1,495)
                                                                       --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES                                         --                   --
                                                                       --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Funds advanced by officer/shareholder                                   7,570                1,495
  Amounts paid by shareholder on behalf of Company for
   operating expenses                                                        --                   --
                                                                       --------             --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                 7,570                1,495
                                                                       --------             --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             --                   --

Cash and cash equivalents at beginning of period                             --                   --
                                                                       --------             --------

Cash and cash equivalents at end of period                             $     --             $     --
                                                                       ========             ========

SUPPLEMENTAL DISCLOSURES OF INTEREST AND INCOME TAXES PAID
  Interest paid during the period                                      $     --             $     --
                                                                       ========             ========
  Income taxes paid (refunded)                                         $     --             $     --
                                                                       ========             ========

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

In prior periods, the Company developed, produced and marketed various entertainment properties, including without limitation, the intellectual product(s) of entities engaged in the motion picture, television, and theatrical state productions, such as creative writers, producers and directors, for the motion picture, pay/cable and commercial television markets.

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

3. INCOME TAXES

   The Company uses the asset and liability method of accounting for income taxes. At December 31, 2002 and 2001, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

   As of December 31, 2002 and 2001, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have limited net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of any future change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

                        Century Park Pictures Corporation

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

4. INCOME (LOSS) PER SHARE

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding. The calculation of fully diluted earnings (loss) per share at he dilutive effect of the exercise of outstanding options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2002 and 2001, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

For the period from August 1, 2002 through September 30, 2002 and the period from October 1, 2002 through December 31, 2002, the Company has recognized approximately $8,585 and $12,979, respectively, in additional paid-in capital due to the suspended interest on these notes.

The noteholders have the right to convert, at any time at the holder's option, all outstanding principal, accrued, but unpaid, interest as of July 31, 2002 into shares of the Company's restricted, unregistered common stock at a conversion rate of $0.01 per share. As of December 31, 2002, the holders of the notes had not exercised their right to convert.

                        Century Park Pictures Corporation

NOTE G - RELATED PARTY TRANSACTIONS

Through December 31, 2002, the Company's Chief Executive Officer has advanced the Company approximately $16,435 to support operations, settle outstanding trade accounts payable and provide working capital. The advance is repayable upon demand and is non-interest bearing and is unsecured.

As of December 31, 2002 and 2001, respectively, the Company owed the Company's Chief Executive Officer approximately $354,500 for cumulative accrued salary.

NOTE H - INCOME TAXES

The components of income tax (benefit) expense for the three months ended December 31, 2002 and 2001, respectively, are as follows:

                                    Three months           Three months
                                        ended                 ended
                                     December 31,          December 31,
                                         2002                  2001
                                      ---------             ---------
      Federal:
       Current                        $      --             $      --
       Deferred                              --                    --
                                      ---------             ---------
                                             --                    --
                                      ---------             ---------
     State:
       Current                               --                    --
       Deferred                              --                    --
                                      ---------             ---------
                                             --                    --
                                      ---------             ---------
         Total                        $      --             $      --
                                      =========             =========

As of December 31, 2002, the Company has a Federal net operating loss carryforward of approximately $3,100,000 and a State net operating loss carryforward of approximately $790,000 to offset future taxable income.
Subject to current regulations, these carryforwards will expire between 2002 and 2015.

The Company's income tax expense for each of the three months ended December 31, 2002 and 2001, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                Three months      Three months
                                                                    ended            ended
                                                                 December 31,     December 31,
                                                                     2002             2001
                                                                  ---------        ---------
Statutory rate applied to earnings (loss) before income taxes      $(6,990)         $(4,885)
 Increase (decrease) in income taxes resulting from:
  State income taxes                                                    --               --
  Other, including reserve for deferred tax asset                    6,990            4,885
                                                                   -------          -------

      Income tax expense                                           $    --          $    --
                                                                   =======          =======

                        Century Park Pictures Corporation

NOTE H - INCOME TAXES - CONTINUED

Temporary differences, consisting primarily of statutory differences between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of the respective years ended September 30, 2002 and 2001.

                                                               Year ended September 30, 2002
                                                       ----------------------------------------------
                                                       Federal             State             Total
                                                       -------             -----             -----
Deferred tax assets:
  Other (current)                                     $    96,000       $    35,000       $   131,000
  Net operating loss carryforwards (non-current)          932,000            77,000         1,009,000
                                                      -----------       -----------       -----------
                                                        1,028,000           112,000         1,140,000
Valuation allowance                                    (1,028,000)         (112,000)       (1,140,000)
                                                      -----------       -----------       -----------

     Net Deferred tax asset                           $        --       $        --       $        --
                                                      ===========       ===========       ===========

Deferred tax liabilities                              $        --       $        --       $        --
                                                      ===========       ===========       ===========

                                                               Year ended September 30, 2001
                                                       ----------------------------------------------
                                                       Federal             State             Total
                                                       -------             -----             -----
Deferred tax assets:
  Other (current)                                     $    96,000       $    35,000       $   131,000
  Net operating loss carryforwards (non-current)          932,000            77,000         1,009,000
                                                      -----------       -----------       -----------
                                                        1,028,000           112,000         1,140,000
Valuation allowance                                    (1,028,000)         (112,000)       (1,140,000)
                                                      -----------       -----------       -----------

     Net Deferred tax asset                           $        --       $        --       $        --
                                                      ===========       ===========       ===========

Deferred tax liabilities                              $        --       $        --       $        --
                                                      ===========       ===========       ===========

During the years ended September 30, 2002 and 2001, respectively, the valuation allowance increased (decreased) by approximately $-0- and $(5,000). During the years ended September 30, 2002 and 2001, respectively, the Company recorded valuation allowances of $1,140,000, respectively, on the deferred tax assets to reduce the total amounts that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. There was no other activity in the valuation allowance accounts

NOTE J - COMMITMENTS AND CONTINGENCIES

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

(2) RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

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

General and administrative expenses for the three months ended December 31, 2002 and 2001 were approximately $7,570 and $1,495, respectively. Interest expense on the outstanding $400,000 in notes payable was approximately $12,979 and $12,875 for each of the respective three month periods.

On July 31, 2002, the Company's Board of Directors and the respective noteholders approved the extension of the ultimate maturity date of the notes through December 3, 2003. In conjunction with the extension, the noteholders agreed to discontinue the accrual of interest subsequent to July 31, 2002. The effect of the discontinuance of interest accruals subsequent to July 31, 2002 will be charged to operations as a component of interest expense with an offset to contributed additional paid-in capital to recognize the economic effect of the suspended and forgiven interest on these notes in the respective future period. For the period from August 1, 2002 through September 30, 2002 and the three months ended December 31, 2002, the Company has recognized approximately $8,585 and $12,979, respectively, in additional paid-in capital due to the suspended interest on these notes.

Net income (loss) for the three months ended December 31, 2002 and 2001, respectively, was approximately $(20,549) and $(14,370). Earnings per share for the respective quarters ended December 31, 2002 and 2001 was $0.00 and $0.00 on the weighted-average post-reverse split shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 (Exchange Act).

At December 31, 2001 and September 30, 2001, respectively, the Company had working capital of approximately $(1,047,812) and $(1,033,442).

Management intends to continue to restrict expenditures with respect to the future development of entertainment properties and to market its completed properties. The Company has two completed properties. The costs of development have been written off. Accordingly, the Company will incur little, if any, costs of marketing. Management believes these actions may contribute to the Company's liquidity. The Company has no material commitments for capital expenditures as of December 31, 2002 and anticipates no significant capital expenditures for future periods.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive Officer and Chief Financial Officer.
Based upon that evaluation, the Company's President, Chief Executive Officer, and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

   Exhibits - None

   Reports on Form 8-K - None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CENTURY PARK PICTURES CORPORATION


Dated: January 15, 2003                     /s/ Thomas K. Scallen
       ----------------                     ------------------------------------
                                                               Thomas K. Scallen
                                              Chairman, Chief Executive Officer,
                                            Chief Financial Officer and Director

                 CERTIFICATION PURSUANT TO 18 USC, SECTION 1350,
 AS ADOPTED PURSUANT TO SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Century Park Pictures Corporation (Registrant) on Form 10-QSB for the quarter ended December 31, 2002, as filed with the Securities and Exchange Commission, on the date hereof, I, Thomas K. Scallen, Chief Executive Officer and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to ss.302 and promulgated as 18 USC 1350 pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Century Park Pictures Corporation for the quarter ended December 31, 2002.

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4. The registrant's other certifying officers, if any, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     1. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     2. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     3.   presented  in  this  Quarterly   Report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers, if any, and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     1. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     2. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers, if any, and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Thomas K. Scallen                                    Dated: January 15, 2003
------------------------                                        ----------------
Thomas K. Scallen
Chief Executive Officer and
Chief Financial Officer