Form 10QSB
period 2003-03-31
CENTURY PARK PICTURES CORP
filed 2003-05-08
CIK 728387

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 5, 2003: 9,886,641

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                        CENTURY PARK PICTURES CORPORATION

                Form 10-QSB for the Quarter ended March 31, 2003

                                Table of Contents

                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

  Item 1  Financial Statements                                              3

  Item 2  Management's Discussion and Analysis or Plan of Operation        11

  Item 3  Controls and Procedures                                          13

PART II - OTHER INFORMATION

  Item 1  Legal Proceedings                                                13

  Item 2  Changes in Securities                                            13

  Item 3  Defaults on Senior Securities                                    13

  Item 4  Submission of Matters to a Vote of Security Holders              13

  Item 5  Other Information                                                13

  Item 6  Exhibits and Reports on Form 8-K                                 13

SIGNATURES                                                                 14

CERTIFICATION                                                              15

ITEM 1 - PART 1 - FINANCIAL STATEMENTS

                        CENTURY PARK PICTURES CORPORATION
                                 BALANCE SHEETS
                             March 31, 2003 and 2002

                                   (UNAUDITED)

                                                                   March 31,           March 31,
                                                                     2003                2002
                                                                  -----------         -----------
                                     ASSETS
CURRENT ASSETS
  Cash on hand and in bank                                        $        --         $        --
                                                                  -----------         -----------
      TOTAL CURRENT ASSETS                                                 --                  --
                                                                  -----------         -----------

PROPERTY AND EQUIPMENT - AT COST
  Furniture and fixtures                                               94,077              94,077
  Less accumulated depreciation                                       (94,077)            (94,077)
                                                                  -----------         -----------
      NET PROPERTY AND EQUIPMENT                                           --                  --
                                                                  -----------         -----------
OTHER ASSETS
  Rent deposits                                                           926                 926
                                                                  -----------         -----------

TOTAL ASSETS                                                      $       926         $       926
                                                                  ===========         ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                                   $   400,000         $   400,000
  Accounts payable                                                         --               1,281
  Accrued compensation                                                354,500             354,500
  Accrued interest payable                                            311,549             294,384
  Other accrued expenses                                                9,027               9,027
  Advances from shareholder                                            19,143               6,374
                                                                  -----------         -----------
      TOTAL CURRENT LIABILITIES                                     1,094,219           1,065,566
                                                                  -----------         -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock - $0.001 par value
    200,000,000 shares authorized
    9,886,641 shares issued and outstanding, respectively               9,887               9,887
   Additional paid-in capital                                       6,217,524           6,182,981
   Accumulated deficit                                             (7,320,704)         (7,257,508)
                                                                  -----------         -----------

      TOTAL SHAREHOLDERS' EQUITY                                   (1,093,293)         (1,064,640)
                                                                  -----------         -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $       926         $       926
                                                                  ===========         ===========

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                        CENTURY PARK PICTURES CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
               Six and Three months ended March 31, 2003 and 2002

                                   (UNAUDITED)

                                             Six months        Six months      Three months       Three months
                                               ended             ended            ended              ended
                                              March 31,         March 31,        March 31,          March 31,
                                                2003              2002             2003              2002
                                            -----------       -----------       -----------       -----------
REVENUES                                    $        --       $        --       $        --       $        --
                                            -----------       -----------       -----------       -----------
EXPENSES
  General and administrative expenses            10,278             6,374             2,708             4,879
                                            -----------       -----------       -----------       -----------

LOSS FROM OPERATIONS                            (10,278)           (6,374)           (2,708)           (4,879)

OTHER INCOME (EXPENSE)
  Interest expense                              (25,958)          (25,750)          (12,979)          (12,875)
                                            -----------       -----------       -----------       -----------

LOSS BEFORE PROVISION FOR INCOME TAXES          (36,236)          (32,124)          (15,687)          (17,754)
PROVISION FOR INCOME TAXES                           --                --                --                --
                                            -----------       -----------       -----------       -----------

NET LOSS                                        (36,236)          (32,124)          (15,687)          (17,754)

OTHER COMPREHENSIVE INCOME                           --                --                --                --
                                            -----------       -----------       -----------       -----------

COMPREHENSIVE LOSS                          $   (36,236)      $   (32,124)      $   (15,687)      $   (17,754)
                                            ===========       ===========       ===========       ===========
Loss per weighted-average share
 of common stock outstanding,
 computed on Net Loss - basic
 and fully diluted                                  nil               nil               nil               nil
                                            ===========       ===========       ===========       ===========

Weighted-average number of shares
 of common stock outstanding                  9,886,641         9,886,641         9,886,641         9,886,641
                                            ===========       ===========       ===========       ===========

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                        CENTURY PARK PICTURES CORPORATION
                            STATEMENTS OF CASH FLOWS
                    Six months ended March 31, 2003 and 2002

                                   (UNAUDITED)

                                                                 Six months       Six months
                                                                   ended            ended
                                                                  March 31,        March 31,
                                                                    2003             2002
                                                                  --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                        $(36,236)        $(32,124)
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Contribution of interest expense related to
     suspended interest payable on notes payable                    25,958               --
    Increase (Decrease) in
     Accounts payable and accrued expenses                              --           25,750
                                                                  --------         --------

NET CASH USED IN OPERATING ACTIVITIES                              (10,278)          (6,374)
                                                                  --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES                                    --               --
                                                                  --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Funds advanced by officer/shareholder                            10,278            6,374
   Amounts paid by shareholder on behalf
     of Company for operating expenses                                  --               --
                                                                  --------         --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                           10,278            6,374
                                                                  --------         --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        --               --

Cash and cash equivalents at beginning of period                        --               --
                                                                  --------         --------

Cash and cash equivalents at end of period                        $     --         $     --
                                                                  ========         ========

SUPPLEMENTAL DISCLOSURES OF INTEREST AND INCOME TAXES PAID
  Interest paid during the period                                 $     --         $     --
                                                                  ========         ========
  Income taxes paid (refunded)                                    $     --         $     --
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

3.   INCOME TAXES

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2003 and 2002, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of March 31, 2003 and 2002, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have limited net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of any future change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

                        CENTURY PARK PICTURES CORPORATION

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

4.   INCOME (LOSS) PER SHARE

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock outstanding. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2003 and 2002, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

NOTE F - NOTES PAYABLE

The Company has twelve separate notes payable to various individuals aggregating $400,000, including one to the Company's Chief Executive Officer of $50,000, at March 31, 2003 and 2002, respectively. The notes bear interest at rates ranging between 12% to 15% and were secured by the Company's right, title, and interest in the Pike. The notes originally matured between June and December 1996.

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

For the period from August 1, 2002 through September 30, 2002 and the period from October 1, 2002 through March 31, 2003, the Company has recognized approximately $8,585 and $25,958, respectively, in additional paid- in capital due to the suspended interest on these notes.

The noteholders have the right to convert, at any time at the holder's option, all outstanding principal and accrued, but unpaid, interest as of July 31, 2002 into shares of the Company's restricted, unregistered common stock at a conversion rate of $0.01 per share. As of March 31, 2003, the holders of the notes had not exercised their right to convert.

                        CENTURY PARK PICTURES CORPORATION

NOTE G - RELATED PARTY TRANSACTIONS

Through March 31, 2003, the Company's Chief Executive Officer has advanced the Company approximately $19,143 to support operations, settle outstanding trade accounts payable and provide working capital. The advance is repayable upon demand and is non-interest bearing and is unsecured.

As of March 31, 2003 and 2002, respectively, the Company owed the Company's Chief Executive Officer approximately $354,500 for cumulative accrued salary.

NOTE H - INCOME TAXES

The components of income tax (benefit) expense for the six months ended March 31, 2003 and 2002, respectively, are as follows:

                                        Six months              Six months
                                          ended                   ended
                                         March 31,               March 31,
                                           2003                    2002
                                       ------------            ------------
      Federal:
       Current                         $         --            $         --
       Deferred                                  --                      --
                                       ------------            ------------
                                                 --                      --
                                       ------------            ------------
     State:
       Current                                   --                      --
       Deferred                                  --                      --
                                       ------------            ------------
                                                 --                      --
                                       ------------            ------------
         Total                         $         --            $         --
                                       ============            ============

As of March 31, 2003, the Company has a Federal net operating loss carryforward of approximately $3,100,000 and a State net operating loss carryforward of approximately $790,000 to offset future taxable income. Subject to current regulations, these carryforwards will expire between 2002 and 2015.

The Company's income tax expense for each of the six months ended March 31, 2003 and 2002, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                    Six months       Six months
                                                                      ended            ended
                                                                     March 31,        March 31,
                                                                       2003             2002
                                                                     --------         --------
Statutory rate applied to earnings (loss) before income taxes        $(12,320)        $(10,900)
Increase (decrease) in income taxes resulting from:
  State income taxes                                                       --               --
  Other, including reserve for deferred tax asset                      12,320           10,900
                                                                     --------         --------

      Income tax expense                                             $     --         $     --
                                                                     ========         ========

                        CENTURY PARK PICTURES CORPORATION

NOTE H - INCOME TAXES - CONTINUED

Temporary differences, consisting primarily of statutory differences between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of the respective years ended September 30, 2002 and 2001.

                                                              Year ended September 30, 2002
                                                      -----------------------------------------------
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
                                                      ===========       ===========       ===========

                                                              Year ended September 30, 2001
                                                      -----------------------------------------------
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

The Company leases office space under a noncancellable operating lease that expires August 31, 2002. The space has been sub-leased to a separate company owned by the Company's CEO. The Company incurred no expense related to this lease during either of the years ended September 30, 2002 and 2001, respectively, nor the six month periods ended March 31, 2003 and 2002, respectively.

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

General and administrative expenses for the six months ended March 31, 2003 and 2002, respectively, were approximately $10,278 and $6,374, respectively. Interest expense on the outstanding $400,000 in notes payable was approximately $25,958 and $25,750 for each of the respective six month periods.

On July 31, 2002, the Company's Board of Directors and the respective noteholders approved the extension of the ultimate maturity date of the notes through December 3, 2003. In conjunction with the extension, the noteholders agreed to discontinue the accrual of interest subsequent to July 31, 2002. The effect of the discontinuance of interest accruals subsequent to July 31, 2002 will be charged to operations as a component of interest expense with an offset to contributed additional paid-in capital to recognize the economic effect of the suspended and forgiven interest on these notes in the respective future period. For the period from August 1, 2002 through September 30, 2002 and the six months ended March 31, 2003, the Company has recognized approximately $8,585 and $25,958, respectively, in additional paid-in capital due to the suspended interest on these notes.

Net income (loss) for the six months ended March 31, 2003 and 2002, respectively, was approximately $(36,236) and $(32,124). Earnings per share for the respective six month periods ended March 31, 2003 and 2002 was $0.00 and $0.00 on the weighted-average post-reverse split shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 (Exchange Act).

At March 31, 2003 and 2002, respectively, the Company had working capital of approximately $(1,094,219) and $(1,065,566).

Management intends to continue to restrict expenditures with respect to the future development of entertainment properties and to market its completed properties. The Company has two completed properties. The costs of development have been written off. Accordingly, the Company will incur little, if any, costs of marketing. Management believes these actions may contribute to the Company's liquidity. The Company has no material commitments for capital expenditures as of March 31, 2003 and anticipates no significant capital expenditures for future periods.

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

Exhibits
   99.1  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.


Reports on Form 8-K - None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CENTURY PARK PICTURES CORPORATION


Dated: May 5, 2003                          /s/ Thomas K. Scallen.
       -----------                          ------------------------------------
                                                               Thomas K. Scallen
                                              Chairman, Chief Executive Officer,
                                            Chief Financial Officer and Director

                    CERTIFICATION PURSUANT TO 18 USC, SECTION
                  1350, AS ADOPTED PURSUANT TO SECTIONS 302 OF
                           SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Century Park Pictures Corporation (Registrant) on Form 10-QSB for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission, on the date hereof, I, Thomas K. Scallen, Chief Executive and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002, that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Century Park Pictures Corporation for the quarter ended March 31, 2003.

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

4. The registrant's other certifying officers, if any, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a)  designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;
     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and
     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers, if any, and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers, if any, and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Thomas K. Scallen                                       Dated: May 5, 2003
---------------------                                              -----------
Thomas K. Scallen
Chief Executive Officer and
Chief Financial Officer