Form 10QSB
period 2003-06-30
CENTURY PARK PICTURES CORP
filed 2003-07-31
CIK 728387

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended June 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 25, 2003: 63,670,141

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X ]

                        CENTURY PARK PICTURES CORPORATION

                 Form 10-QSB for the Quarter ended June 30, 2003

                                Table of Contents


                                                                        Page
                                                                        ----
PART I - FINANCIAL INFORMATION

  Item 1   Financial Statements                                            3

  Item 2   Management's Discussion and Analysis or Plan of Operation      12

  Item 3   Controls and Procedures                                        14

PART II - OTHER INFORMATION

  Item 1   Legal Proceedings                                              14

  Item 2   Changes in Securities                                          14

  Item 3   Defaults Upon Senior Securities                                15

  Item 4   Submission of Matters to a Vote of Security Holders            15

  Item 5   Other Information                                              15

  Item 6   Exhibits and Reports on Form 8-K                               15

SIGNATURES                                                                16

ITEM 1 - PART 1 - FINANCIAL STATEMENTS

                        CENTURY PARK PICTURES CORPORATION
                                 BALANCE SHEETS
                             June 30, 2003 and 2002

                                   (UNAUDITED)

                                                                 June 30, 2003       June 30, 2002
                                                                 -------------       -------------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                       $        --         $        --
                                                                  -----------         -----------
     TOTAL CURRENT ASSETS                                                  --                  --
                                                                  -----------         -----------

PROPERTY AND EQUIPMENT - AT COST
   Furniture and fixtures                                              94,077              94,077
   Less accumulated depreciation                                      (94,077)            (94,077)
                                                                  -----------         -----------
     NET PROPERTY AND EQUIPMENT                                            --                  --
                                                                  -----------         -----------
OTHER ASSETS
   Rent deposits                                                          926                 926
                                                                  -----------         -----------

TOTAL ASSETS                                                      $       926         $       926
                                                                  ===========         ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable                                                  $   100,000         $   400,000
   Accounts payable                                                        --               1,281
   Accrued compensation                                               354,500             354,500
   Accrued interest payable                                            73,714             307,259
   Other accrued expenses                                               9,027               9,027
   Advances from shareholder                                           20,917               7,855
                                                                  -----------         -----------
     TOTAL CURRENT LIABILITIES                                        558,158           1,079,922
                                                                  -----------         -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common stock - $0.001 par value
     200,000,000 shares authorized
     63,670,141 and 9,886,641 shares
     issued and outstanding, respectively                              63,670               9,887
   Additional paid-in capital                                       6,713,597           6,182,981
   Accumulated deficit                                             (7,334,499)         (7,271,864)
                                                                  -----------         -----------

     TOTAL SHAREHOLDERS' EQUITY                                      (557,232)         (1,078,996)
                                                                  -----------         -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $       926         $       926
                                                                  ===========         ===========

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                        CENTURY PARK PICTURES CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
               Nine and Three months ended June 30, 2003 and 2002

                                   (UNAUDITED)

                                              Nine months      Nine months    Three months     Three months
                                                 ended            ended           ended           ended
                                             June 30, 2003    June 30, 2002   June 30, 2003   June 30, 2002
                                             -------------    -------------   -------------   -------------
REVENUES                                      $        --      $       --      $        --      $       --
                                              -----------      ----------      -----------      ----------
EXPENSES
   General and administrative expenses             12,051           7,855            1,774           1,481
                                              -----------      ----------      -----------      ----------

LOSS FROM OPERATIONS                              (12,051)         (7,855)          (1,774)         (1,481)

OTHER INCOME (EXPENSE)
   Interest expense                               (37,980)        (36,625)         (12,022)        (12,875)
                                              -----------      ----------      -----------      ----------

LOSS BEFORE PROVISION FOR INCOME TAXES            (50,031)        (46,480)         (13,796)        (14,356)

PROVISION FOR INCOME TAXES                             --              --               --              --
                                              -----------      ----------      -----------      ----------

NET LOSS                                          (50,031)        (46,480)         (13,796)        (14,356)

OTHER COMPREHENSIVE INCOME                             --              --               --              --
                                              -----------      ----------      -----------      ----------

COMPREHENSIVE LOSS                            $   (50,031)     $  (46,480)     $   (13,796)     $  (14,356)
                                              ===========      ==========      ===========      ==========
Loss per weighted-average share
 of common stock outstanding,
 computed on Net Loss - basic
 and fully diluted                                    nil             nil              nil             nil
                                              ===========      ==========      ===========      ==========
Weighted-average number of shares
 of common stock outstanding                   11,068,696       9,886,641       13,432,806       9,886,641
                                              ===========      ==========      ===========      ==========

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                        CENTURY PARK PICTURES CORPORATION
                            STATEMENTS OF CASH FLOWS
                    Nine months ended June 30, 2003 and 2002

                                   (UNAUDITED)

                                                                             Nine months       Nine months
                                                                                ended             ended
                                                                            June 30, 2003     June 30, 2002
                                                                            -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                                   $ (50,031)        $ (46,480)
   Adjustments to reconcile net income to net cash
    provided by operating activities
     Contribution of interest expense related to
      suspended interest payable on notes payable                                37,980                --
     Increase (Decrease) in
      Accounts payable and accrued expenses                                          --            38,625
                                                                              ---------         ---------

NET CASH USED IN OPERATING ACTIVITIES                                           (12,051)           (7,855)
                                                                              ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES                                                 --                --
                                                                              ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Funds advanced by officer/shareholder                                         12,051             7,855
                                                                              ---------         ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                        12,051             7,855
                                                                              ---------         ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     --                --

Cash and cash equivalents at beginning of period                                     --                --
                                                                              ---------         ---------

Cash and cash equivalents at end of period                                    $      --         $      --
                                                                              =========         =========
SUPPLEMENTAL DISCLOSURES OF INTEREST AND INCOME TAXES PAID
   Interest paid during the period                                            $      --         $      --
                                                                              =========         =========
   Income taxes paid (refunded)                                               $      --         $      --
                                                                              =========         =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
   Conversion of outstanding notes payable into common stock                  $ 300,000         $      --
                                                                              =========         =========
   Conversion of accrued interest payable into common stock                   $ 237,834         $      --
                                                                              =========         =========

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended September 30, 2002. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending September 30, 2003.

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

                        CENTURY PARK PICTURES CORPORATION

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

3. INCOME TAXES

   The Company uses the asset and liability method of accounting for income taxes. At June 30, 2003 and 2002, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

   As of June 30, 2003 and 2002, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have limited net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of any future change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

4. INCOME (LOSS) PER SHARE

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2003 and 2002, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

NOTE F - NOTES PAYABLE

The Company has twelve separate notes payable to various individuals aggregating $400,000, including one to the Company's Chief Executive Officer of $50,000, at June 30, 2003 and 2002, respectively. The notes bear interest at rates ranging between 12% to 15% and were secured by the Company's right, title, and interest in the Pike. The notes originally matured between June and December 1996.

                        CENTURY PARK PICTURES CORPORATION

NOTE F - NOTES PAYABLE - CONTINUED

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

For the period from August 1, 2002 through September 30, 2002 and the period from October 1, 2002 through June 30, 2003, the Company has recognized approximately $8,583 and $37,980, respectively, in additional paid-in capital due to the suspended interest on these notes.

The noteholders have the right to convert, at any time at the holder's option, all outstanding principal and accrued, but unpaid, interest as of July 31, 2002 into shares of the Company's restricted, unregistered common stock at a conversion rate of $0.01 per share. On June 25, 2003, noteholders aggregating $300,000 in outstanding principal and $237,835 in accrued interest payable exercised their respective conversion rights and received an aggregate 53,783,500 shares of restricted, common stock upon conversion. As of June 30, 2003, there were four (4) $25,000 notes outstanding with accrued interest payable on these notes of approximately $73,714.

NOTE G - RELATED PARTY TRANSACTIONS

Through June 30, 2003, the Company's Chief Executive Officer has advanced the Company approximately $20,917 to support operations, settle outstanding trade accounts payable and provide working capital. The advance is repayable upon demand and is non-interest bearing and is unsecured.

As of June 30, 2003 and 2002, respectively, the Company owed the Company's Chief Executive Officer approximately $354,500 for cumulative accrued salary.

NOTE H - INCOME TAXES

The components of income tax (benefit) expense for the nine months ended June 30, 2003 and 2002, respectively, are as follows:

                                      Nine months               Nine months
                                         ended                     ended
                                     June 30, 2003             June 30, 2002
                                     -------------             -------------
      Federal:
       Current                        $         --             $         --
       Deferred                                 --                       --
                                      ------------             ------------
                                                --                       --
                                      ------------             ------------
     State:
       Current                                  --                       --
       Deferred                                 --                       --
                                      ------------             ------------
                                                --                       --
                                      ------------             ------------
         Total                        $         --             $         --
                                      ============             ============

                        CENTURY PARK PICTURES CORPORATION

NOTE H - INCOME TAXES - CONTINUED

As of June 30, 2003, the Company has a Federal net operating loss carryforward of approximately $3,100,000 and a State net operating loss carryforward of approximately $790,000 to offset future taxable income. Subject to current regulations, these carryforwards will expire between 2002 and 2015.

The Company's income tax expense for each of the nine month periods ended June 30, 2003 and 2002, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                    Nine months      Nine months
                                                                       ended            ended
                                                                   June 30, 2003    June 30, 2002
                                                                   -------------    -------------
Statutory rate applied to earnings (loss) before income taxes        $(17,000)        $(15,800)
Increase (decrease) in income taxes resulting from:
  State income taxes                                                       --               --
  Other, including reserve for deferred tax asset                      17,000           15,800
                                                                     --------         --------
     Income tax expense                                              $     --         $     --
                                                                     ========         ========

Temporary differences, consisting primarily of statutory differences between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of the respective years ended September 30, 2002 and 2001.

                                                                Year ended September 30, 2002
                                                     ---------------------------------------------
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
                                                     ===========      ===========      ===========

                                                                Year ended September 30, 2001
                                                     ---------------------------------------------
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
                                                     ===========      ===========      ===========

                        CENTURY PARK PICTURES CORPORATION

NOTE H - INCOME TAXES - CONTINUED

During the years ended September 30, 2002 and 2001, respectively, the valuation allowance increased (decreased) by approximately $-0- and $(5,000). During the years ended September 30, 2002 and 2001, respectively, the Company recorded valuation allowances of $1,140,000, respectively, on the deferred tax assets to reduce the total amounts that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. There was no other activity in the valuation allowance accounts

NOTE J - COMMON STOCK TRANSACTIONS

On June 25, 2003, the Company issued an aggregate 53,783,500 shares of restricted, unregistered common stock in redemption of various outstanding notes payable in the face amount of approximately $300,000 and accrued interest payable of approximately $237,835, pursuant to the conversion terms of the respective notes. The valuation of this transaction was equal to the "fair value" of the Company's common stock on the conversion date.

NOTE K - COMMITMENTS AND CONTINGENCIES

The Company leases office space under a noncancellable operating lease that expires August 31, 2002. The space has been sub-leased to a separate company owned by the Company's CEO. The Company incurred no expense related to this lease during either of the years ended September 30, 2002 and 2001, respectively, nor the nine month periods ended June 30, 2003 and 2002, respectively.


                (Remainder of this page left blank intentionally)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General and administrative expenses for the nine months ended June 30, 2003 and 2002, respectively, were approximately $12,052 and $7,855, respectively. Interest expense on the outstanding $400,000 in notes payable was approximately $37,980 and $38,625 for each of the respective nine month periods.

On July 31, 2002, the Company's Board of Directors and the respective noteholders approved the extension of the ultimate maturity date of the notes through December 3, 2003. In conjunction with the extension, the noteholders agreed to discontinue the accrual of interest subsequent to July 31, 2002. The effect of the discontinuance of interest accruals subsequent to July 31, 2002 will be charged to operations as a component of interest expense with an offset to contributed additional paid-in capital to recognize the economic effect of the suspended and forgiven interest on these notes in the respective future period. For the period from August 1, 2002 through September 30, 2002 and the nine months ended June 30, 2003, the Company has recognized approximately $8,585 and $37,980, respectively, in additional paid-in capital due to the suspended interest on these notes. On June 25, 2003, holders of eight (8) notes totaling $300,000, with accrued interest payable of approximately $237,835 exercised their conversion rights and were issued an aggregate 53,783,500 shares of common stock.

Net income (loss) for the nine months ended June 30, 2003 and 2002, respectively, was approximately $(50,031) and $(46,480). Earnings per share for the respective nine month periods ended June 30, 2003 and 2002 was $0.00 and $0.00 on the weighted-average post-reverse split shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 (Exchange Act).

At June 30, 2003 and 2002, respectively, the Company had working capital of approximately $(558,158) and $(1,079,922).

Management intends to continue to restrict expenditures with respect to the future development of entertainment properties and to market its completed properties. The Company has two completed properties. The costs of development have been written off. Accordingly, the Company will incur little, if any, costs of marketing. Management believes these actions may contribute to the Company's liquidity. The Company has no identified commitments for capital expenditures as of June 30, 2003 and anticipates no significant capital expenditures for future periods.

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

ITEM 3 - CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive and Financial Officer. Based upon that evaluation, the Company's President, Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive and Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - CHANGES IN SECURITIES

On June 25, 2003, holders of eight (8) separate notes payable issued by the Company exercised their conversion rights to receive restricted, unregistered common stock of the Company in satisfaction of the outstanding principal and any accrued, but unpaid, interest. The contractual conversion rate was $0.01 per share. The following table shows the shares issued in settlement of the outstanding principal and accrued interest.

                             Outstanding       Accrued Interest     Number of
   Noteholder                  Principal           Payable        Shares Issued
   ----------                  ---------           -------        -------------
Anthony Silverman              $100,000         $    94,404         19,440,400
Anthony Silverman                15,000              26,067          2,606,700
Emmett Mitchell                  10,000               7,378          1,737,800
Fred Bernstein                   50,000              37,005          8,700,500
M. A. Leibovit                   25,000              18,445          4,344,500
Thomas Miller                    25,000              43,303          4,330,300
Thomas Miller                    25,000              43,445          4,344,500
Thomas Scallen (*)               50,000              32,788          8,278,800
                               --------         -----------         ----------
                               $300,000         $   237,835         53,783,500
                               ========         ===========         ==========
----------
(*) Mr. Scallen is the Company's President and Chief Executive Officer.

The Company experienced a defacto change in control as the number of shares issued in the debt conversion, exclusive of Mr. Scallen's shares, equal approximately 71.47% of the issued and outstanding shares of the Company's common stock, post-conversion.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

   31.1  Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
   32.1  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Reports on Form 8-K - None

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CENTURY PARK PICTURES CORPORATION


Dated: July 29, 2003                        /s/ Thomas K. Scallen.
       -------------                        ------------------------------------
                                                               Thomas K. Scallen
                                              Chairman, Chief Executive Officer,
                                            Chief Financial Officer and Director