Form 10KSB
period 2003-09-30
CENTURY PARK PICTURES CORP
filed 2003-11-06
CIK 728387

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

--------------------------------------------------------------------------------

(Mark one)

[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

    For the fiscal year ended September 30, 2003

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

                 4701 IDS Center, Minneapolis, Minnesota, 55402
               (Address of principal executive offices) (Zip Code)

                                 (612) 333-5100
                           (Issuer's telephone number)

--------------------------------------------------------------------------------

      Securities registered under Section 12 (b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock: $0.001 par value

--------------------------------------------------------------------------------

Check  whether  the issuer  has (1) filed all  reports  required  to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended September 30, 2003 was $-0-.

The aggregate market value of voting common equity held by non-affiliates as of November 1, 2003 was approximately $816,800, based upon only limited and sporadic quotations, not to exceed $0.10, on the Company's common stock.

As of November 1, 2003, there were 62,993,541 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ]  No [X]

                        CENTURY PARK PICTURES CORPORATION

                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----
PART I

Item 1 -  Description of Business                                             2
Item 2 -  Description of Property                                             3
Item 3 -  Legal Proceedings                                                   3
Item 4 -  Submission of Matters to a Vote of Security Holders                 3

PART II

Item 5 -  Market for Company's Common Stock and Related Stockholders
          Matters                                                             3
Item 6 -  Management's Discussion and Analysis or Plan of Operation           4
Item 7 -  Financial Statements                                                5
Item 8 -  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosures                             6

PART III

Item 9 -  Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                   6
Item 10 - Executive Compensation                                              7
Item 11 - Security Ownership of Certain Beneficial Owners And Management      8
Item 12 - Certain Relationships and Related Transactions                      8
Item 13 - Controls and Procedures                                             9

PART IV

Item 14 - Exhibits and Reports on 8-K                                         9

SIGNATURES                                                                   10

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

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

GENERAL

In prior years, the Company developed, produced and marketed various entertainment properties, including without limitation, the intellectual product(s) of entities engaged in the motion picture, television, and theatrical state productions, such as creative writers, producers and directors, for the motion picture, pay/cable and commercial television markets and, until September 1995 through its then 50.1% owned subsidiary, Willy Bietak Productions, Inc. ("WBPI"), produced and operated small touring ice shows and theme shows appearing in theaters, casinos, and major amusement parks and arenas. On September 29, 1995, in consideration of guarantees of certain bank debt of WBPI, provided WBPI by its minority shareholder, the Company transferred 65,900 of its shares of WBPI common stock to such minority shareholder, thereby reducing the Company's interest to 30%. Until December 1998, a wholly-owned subsidiary, International Theatres Corporation ("ITC"), of the Company operated the Chanhassen Dinner Theatre in Chanhassen, Minnesota which the Company acquired in 1993.

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

DESCRIPTION OF FORMER BUSINESS OPERATIONS

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

As of November 1, 2002, there are approximately 509 separate holders of record of the Company's common stock, exclusive of shares held in street name.

The Registrant has never paid any cash dividends on its Common Stock and does not plan to pay any cash dividends in the foreseeable future.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We have had no revenue for either of the years ended September 30, 2002 and 2001.

YEAR ENDED SEPTEMBER 30, 2003 COMPARED TO YEAR ENDED SEPTEMBER 30, 2002

General and administrative expenses for the years ended September 30, 2003 and 2002 were approximately $60,000 and $59,000, respectively. The principal component of these expenditures was the accrual of interest on outstanding notes payable. Interest expense for the years ended September 30, 2003 and 2002 was approximately $41,000 and $51,500 in each respective year. Included in interest expense for Fiscal 2003 and 2002 is approximately $41,000 and $8,585 in imputed interest calculated as a result of the respective noteholders agreeing to discontinue their rights to interest subsequent to July 31, 2002.

The Company's expenditures consist solely of items necessary to comply with the Company's periodic reporting obligations under the Securities Exchange Act of 1934 and are not necessarily reflective of what may be expected in future periods when the Company either commences more extensive business operations or acquires another operating entity through either acquisition or merger.

YEAR ENDED SEPTEMBER 30, 2002 COMPARED TO YEAR ENDED SEPTEMBER 30, 2001

General and administrative expenses for the years ended September 30, 2002 and 2001 were approximately $59,000 and $67,000, respectively. The principal component of these expenditures was the accrual of interest on $400,000 in outstanding notes payable. Interest expense for the years ended September 30, 2002 and 2001 was approximately $51,500 in each respective year. Included in interest expense is approximately $8,585 in imputed interest calculated as a result of the respective noteholders agreeing to discontinue their rights to interest subsequent to July 31, 2002.

The Company's expenditures consist solely of items necessary to comply with the Company's periodic reporting obligations under the Securities Exchange Act of 1934 and are not necessarily reflective of what may be expected in future periods when the Company either commences more extensive business operations or acquires another operating entity through either acquisition or merger.

LIQUIDITY AND CAPITAL RESOURCES

Cash used by continuing operating activities for the years ended September 30, 2003 and 2002 was approximately $19,000 and $8,700, respectively. These cash requirements have been provided by advances from the Company's Chief Executive Officer. For all periods prior to October 1, 2001, these advances have been treated as additional paid-in capital. Commencing October 1, 2001, the Company's Chief Executive Officer has made these advances as working capital advances which are repayable upon demand at some undesignated future date and are non-interest bearing.

Management intends to continue to restrict expenditures with respect to the future development of entertainment properties and to market its completed properties. The Company has two completed properties. The costs of development have been written off. Accordingly, the Company will incur little, if any, costs of marketing. Management believes these actions may contribute to the Company's liquidity. The Company has no material commitments for capital expenditures as of September 30, 2003.

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

On June 25, 2003, noteholders aggregating $300,000 in outstanding principal and $237,835 in accrued interest payable exercised their respective conversion rights and received an aggregate 53,783,500 shares of restricted, common stock upon conversion. As of September 30, 2003, there were four (4) $25,000 notes outstanding with accrued interest payable on these notes of approximately $73,714.

GOING CONCERN ISSUES

The Company's independent auditors issued their respective opinions on the Company's financial statements for the years ended September 30, 2003 and 2002, respectively, which included an explanatory paragraph as to substantial doubt about the Company's ability to continue as a going concern. This doubt was raised primarily due to recurring losses from operations, the Company's stockholder's deficit of approximately $564,000 at September 30, 2003, and to no ongoing operations.

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

                                    PART III

ITEM 9  -  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers serving the Company are as follows:

         Name                  Age              Position Held and Tenure
         ----                  ---              ------------------------

     Philip Rogers              69            President, Director since 1983

     Thomas K. Scallen          78            Chief Executive Officer and
                                              Chairman of the Board since 1983

     Willy Bietak               56            Director since 1992

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

The Company's Directors, as named above, will serve until the next annual meeting of the Company's stockholders or until their successors are duly elected and have qualified. Directors will be elected for one- terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's board. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of the Company's affairs.

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

During the year ended September 30, 2002, the Company is unaware of any action which would require the filing of either a Form 3, Form 4 or Form 5 by any required person, as defined in Section 16(a).

During the year ended September 30, 2003, the Company issued an aggregate 53,106,900 shares of restricted, unregistered common stock to various individuals in settlement of various convertible notes payable and accrued interest. None of the parties listed below, constituting recipients of 5.0% or more of the Company's outstanding common stock, post transaction, to the best of the Company's knowledge, has filed the respective Form 3, Form 4 or Form 5, as necessary, related to these transactions:

     Anthony Silverman                           22,047,100 shares
     Fred Burnstein                              8,700,500 shares
     Thomas K. Scallen                           7,491,700 shares
     Thomas F. Miller                            8,674,800 shares
     Mark Leibovit                               2,227,500 shares
     Alice Wintz Leibovit Living Trust           2,227,500 shares

ITEM 10 - EXECUTIVE COMPENSATION

There was no compensation paid during either of the respective years ended December 31, 2003 and 2002.

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

DIRECTOR COMPENSATION

The Company's Directors have not received any cash compensation during the years ended September 30, 2003 or 2002.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as at September 30, 2003, the information with respect to common stock ownership of each person known to the Company to own beneficially more than five percent (5%) of the shares of the Company's common stock and all Directors and Officers as a group.

                                                                 % of Class
   Name and address                      Number of Shares     Beneficially Owned
   ----------------                      ----------------     ------------------

Anthony Silverman                          22,047,100              35.00%
7305 E. DeAcero Drive
Phoenix AZ 85028

Thomas K. Scallen                           9,111,180              14.46%
4701 IDS Center
Minneapolis MN 55402

Fred Burnstein                              8,700,500              13.81%
2900 Norwest Center
510 First Avenue, Suite 610
Minneapolis MN 55402

Thomas F. Miller                            8,674,800              13.77%
13015 Star Ridge Drive
Sun City West AZ 85375

Mark Leibovit and                           4,455,000               7.07%
Alice Wintz Leibovit Living Trust, collectively
4701 IDS Center
Minneapolis MN 55402

Philip Rogers                                  99,375               0.16%
3575 Cahuenga Blvd. W.
Los Angeles CA 90068

All Officers and Directors                  9,210,555              14.62%
as a Group (three (3) in number)

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During each of the years ended September 30, 2003 and 2002, the Company's Chief Executive Officer advanced the Company approximately $19,000 and $8,865, respectively, to support operations, settle outstanding trade accounts payable and provide working capital. The advance is repayable upon demand and is non-interest bearing and is unsecured.

During the years ended September 30, 2001 and 2000, the Company's Chief Executive Officer provided short-term advances of $14,700 and $7,419, respectively to the Company. These amounts were reported as additional paid in capital in the accompanying financial statements.

As of September 30, 2003 and 2002, respectively, the Company owed the Company's Chief Executive Officer approximately $227,500 for cumulative accrued salary.

ITEM 13 - CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive and Chief Financial Officer. Based upon that evaluation, the Company's President and Chief Executive and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

                                     PART VI

ITEM 14 - EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

3 Articles of Incorporation and By-Laws are incorporated by reference to the Exhibits to the Registrant's Registration Statement of September 15, 1983
4 Rights of warrant holders set forth in Exhibits to Registration No.33-58546, effective April 12, 1993, incorporated by this reference.
10 Stock Purchase Agreement, dated July 29, 1993 between registrant and International Broadcasting Corporation, International Theatres Corporation and National Westminster Bank USA attached as an Exhibit to Registrant's Report on Form 8-K is incorporated by this reference
24 Manually signed powers of attorney for members of the Board of Directors, filed herewith are incorporated by this reference.
31.1   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORTS ON FORM 8-K

None


                (Remainder of this page left blank intentionally)

                                   SIGNATURES

In accord with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               CENTURY PARK PICTURES CORPORATION


Dated: November 4, 2003                          /s/ Thomas K. Scallen
       ----------------                          -------------------------------
                                                               Thomas K. Scallen
                                                         Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: November 4, 2003                          /s/ Philip Rogers
       ----------------                          -------------------------------
                                                                   Philip Rogers
                                                          President and Director


Dated: November 4, 2003                          /s/ Thomas K. Scallen
       ----------------                          -------------------------------
                                                               Thomas K. Scallen
                                                         Chief Executive Officer
                                                                    and Director


Dated: November 4, 2003                          /s/ Willy Bietak
       ----------------                          -------------------------------
                                                                    Willy Bietak
                                                                        Director

                        CENTURY PARK PICTURES CORPORATION

                                    CONTENTS

                                                                        Page
                                                                        ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                       F-2

FINANCIAL STATEMENTS
   Balance Sheets
     as of September 30, 2003 and 2002                                   F-4

   Statements of Operations and Comprehensive Income (Loss)
     for the years ended September 30, 2003 and 2002                     F-5

   Statement of Changes in Shareholders' Equity
     for the years ended September 30, 2003 and 2002                     F-6

   Statements of Cash Flows
     for the years ended September 30, 2003 and 2002                     F-7

   Notes to Financial Statements                                         F-8

                        LETTERHEAD OF S. W. HATFIELD, CPA

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Century Park Pictures Corporation

We have audited the accompanying balance sheets of Century Park Pictures Corporation (a Minnesota corporation) as of September 30, 2003 and 2002 and the related statements of operations and comprehensive loss, changes in shareholders' equity and cash flows for each of the years tended.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Park Pictures Corporation as of September 30, 2003 and 2002 and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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


                                       /s/ S. W. HATFIELD, CPA
Dallas, Texas
October 23, 2003

                        CENTURY PARK PICTURES CORPORATION
                                 BALANCE SHEETS
                           September 30, 2003 and 2002

                                                                 September 30,       September 30,
                                                                     2003               2002
                                                                  -----------        -----------
                                     ASSETS
CURRENT ASSETS
  Cash on hand and in bank                                        $        --        $        --
                                                                  -----------        -----------
     TOTAL CURRENT ASSETS                                                  --                 --
                                                                  -----------        -----------

PROPERTY AND EQUIPMENT - AT COST
  Furniture and fixtures                                               94,077             94,077
     Less accumulated depreciation                                    (94,077)           (94,077)
                                                                  -----------        -----------
     NET PROPERTY AND EQUIPMENT                                            --                 --
                                                                  -----------        -----------

OTHER ASSETS
  Rent deposits                                                           926                926
                                                                  -----------        -----------

TOTAL ASSETS                                                      $       926        $       926
                                                                  ===========        ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Notes payable                                                   $   100,000        $   400,000
  Accrued compensation                                                354,500            354,500
  Accrued interest payable                                             73,714            311,549
  Other accrued expenses                                                9,027              9,027
  Advances from shareholder                                            27,887              8,865
                                                                  -----------        -----------
     TOTAL CURRENT LIABILITIES                                        565,128          1,083,941
                                                                  -----------        -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
  Common stock - $0.001 par value
    200,000,000 shares authorized
    62,993,541 and 9,886,641 shares
     issued and outstanding, respectively                              62,994              9,887
  Additional paid-in capital                                        6,717,299          6,191,566
  Accumulated deficit                                              (7,344,495)        (7,284,468)
                                                                  -----------        -----------

     TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                            (564,202)        (1,083,015)
                                                                  -----------        -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)              $       926        $       926
                                                                  ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                        CENTURY PARK PICTURES CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     Years ended September 30, 2003 and 2002

                                                        Year ended           Year ended
                                                       September 30,        September 30,
                                                           2003                 2002
                                                       ------------         ------------
REVENUES                                               $         --         $         --
                                                       ------------         ------------
EXPENSES
  General and administrative expenses                        19,022                7,584
                                                       ------------         ------------

LOSS FROM OPERATIONS                                        (19,022)              (7,584)

OTHER EXPENSE
  Interest expense                                          (41,005)             (51,500)
                                                       ------------         ------------
LOSS BEFORE PROVISION FOR INCOME TAXES
 AND EXTRAORDINARY ITEM                                     (60,027)             (59,084)

PROVISION FOR INCOME TAXES                                       --                   --
                                                       ------------         ------------

NET INCOME (LOSS)                                           (60,027)             (59,084)

OTHER COMPREHENSIVE INCOME                                       --                   --
                                                       ------------         ------------

COMPREHENSIVE INCOME (LOSS)                            $    (60,027)        $    (59,084)
                                                       ============         ============
Income (Loss) per weighted-average
 share of common stock outstanding,
 computed on Net Loss - basic and fully diluted                 nil         $      (0.01)
                                                       ============         ============
Weighted-average number of shares
 of common stock outstanding                             24,145,480            9,886,641
                                                       ============         ============

   The accompanying notes are an integral part of these financial statements.

                        CENTURY PARK PICTURES CORPORATION
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     Years ended September 30, 2003 and 2002


                                                  Common Stock       Additional
                                              ------------------      paid-in      Accumulated
                                              Shares      Amount      capital        deficit          Total
                                              ------      ------      -------        -------          -----
BALANCES AT OCTOBER 1, 2001                  9,886,641    $ 9,887    $6,182,981    $(7,225,384)    $(1,032,516)

Contribution of imputed interest
 on suspended interest on notes payable             --         --         8,585             --           8,585

Net loss for the year                               --         --            --        (59,084)        (59,084)
                                            ----------    -------    ----------    -----------     -----------

BALANCES AT SEPTEMBER 30, 2002               9,886,641      9,887     6,191,566     (7,284,468)     (1,083,015)

Conversion of notes payable and
 accrued interest payable to common stock   53,106,900     53,107       477,962             --         531,069

Forgiveness of accrued interest                     --         --         6,766             --           6,766

Contribution of imputed interest on
 suspended interest on notes payable                --         --        41,005             --          41,005

Net loss for the year                               --         --            --        (60,027)        (60,027)
                                            ----------    -------    ----------    -----------     -----------

BALANCES AT SEPTEMBER 30, 2003              62,993,541    $62,994    $6,717,299    $(7,344,495)    $  (564,202)
                                            ==========    =======    ==========    ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                        CENTURY PARK PICTURES CORPORATION
                            STATEMENTS OF CASH FLOWS
                     Years ended September 30, 2003 and 2002

                                                                 Year ended       Year ended
                                                                September 30,    September 30,
                                                                    2003             2002
                                                                  --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                               $(60,027)        $(59,084)
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Contribution of imputed interest on
     suspended interest on notes payable                            41,005            8,585
    Gain on extinguishment of debt                                      --               --
    Increase (Decrease) in
      Accounts payable                                                  --           (1,281)
      Accrued interest payable                                          --           42,915
                                                                  --------         --------
NET CASH USED IN OPERATING ACTIVITIES                              (19,022)          (8,865)
                                                                  --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES                                    --               --
                                                                  --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Funds advanced by officer/shareholder                             19,022            8,865
                                                                  --------         --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           19,022            8,865
                                                                  --------         --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        --               --

Cash and cash equivalents at beginning of period                        --               --
                                                                  --------         --------

Cash and cash equivalents at end of period                        $     --         $     --
                                                                  ========         ========

SUPPLEMENTAL DISCLOSURES OF INTEREST AND INCOME TAXES PAID
  Interest paid during the period                                 $     --         $     --
                                                                  ========         ========
  Income taxes paid (refunded)                                    $     --         $     --
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

In prior periods, the Company developed, produced and marketed various entertainment properties, including without limitation, the intellectual product(s) of entities engaged in the motion picture, television, and theatrical stage productions, such as creative writers, producers and directors, for the motion picture, pay/cable and commercial television markets.

The Company has effectively had no operations, assets or liabilities since its fiscal year ended September 30 1999.

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

2    PROPERTY AND EQUIPMENT

     Property and equipment consists of furniture and fixtures and is stated at the lower of depreciated cost or net realizable value.

3.   INCOME TAXES

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2003 and 2002, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of September 30, 2003 and 2002, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have limited net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of any future change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

                        CENTURY PARK PICTURES CORPORATION

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

4.   INCOME (LOSS) PER SHARE

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock outstanding. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2003 and 2002, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

                        CENTURY PARK PICTURES CORPORATION

NOTE F - NOTES PAYABLE - CONTINUED

The noteholders have the right to convert, at any time at the holder's option, all outstanding principal and accrued, but unpaid, interest as of July 31, 2002 into shares of the Company's restricted, unregistered common stock at a conversion rate of $0.01 per share. On June 25, 2003, noteholders aggregating $300,000 in outstanding principal and $231,900 in accrued interest payable exercised their respective conversion rights and received an aggregate 53,106,900 shares of restricted, common stock upon conversion. As of September 30, 2003, there were four (4) $25,000 notes outstanding with accrued interest payable on these notes of approximately $73,714.

NOTE G - RELATED PARTY TRANSACTIONS

Through September 30, 2003, the Company's Chief Executive Officer has advanced the Company approximately $28,000 to support operations, settle outstanding trade accounts payable and provide working capital. The advance is repayable upon demand and is non-interest bearing and is unsecured.

As of September 30, 2003 and 2002, respectively, the Company owed the Company's Chief Executive Officer approximately $354,500 for cumulative accrued salary.

NOTE H - INCOME TAXES

The components of income tax (benefit) expense for the years ended September 30, 2003 and 2002, respectively, are as follows:

                                      Year ended                Year ended
                                     September 30,             September 30,
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
                                      ============             ============

As of September 30, 2003, the Company has a Federal net operating loss carryforward of approximately $3,100,000 and a State net operating loss carryforward of approximately $790,000 to offset future taxable income. Subject to current regulations, these carryforwards will expire between 2002 and 2015.

                (Remainder of this page left blank intentionally)

                        CENTURY PARK PICTURES CORPORATION

NOTE H - INCOME TAXES - CONTINUED

The Company's income tax expense for each of the years ended September 30, 2003 and 2002, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                    Year ended      Year ended
                                                   September 30,   September 30,
                                                       2003            2002
                                                     --------        --------

Statutory rate applied to earnings (loss) before
 income taxes                                        $(20,400)       $(17,000)
Increase (decrease) in income taxes resulting from:
  State income taxes                                       --              --
  Other, including reserve for deferred tax asset      20,400          17,000
                                                     --------        --------

     Income tax expense                              $     --        $     --
                                                     ========        ========

Temporary differences, consisting primarily of statutory differences between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of the respective years ended September 30, 2003 and 2002.

                                                               Year ended September 30, 2003
                                                        ------------------------------------------
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
                                                      ===========       ===========       ===========

                                                               Year ended September 30, 2002
                                                        ------------------------------------------
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
                                                      ===========       ===========       ===========

                        CENTURY PARK PICTURES CORPORATION

NOTE H - INCOME TAXES - CONTINUED

During the years ended September 30, 2003 and 2002, respectively, the valuation allowance increased (decreased) by approximately $-0- and $-0-. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

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

NOTE K - COMMITMENTS AND CONTINGENCIES

The Company leases office space under a noncancellable operating lease that expires August 31, 2002. The space has been sub-leased to a separate company owned by the Company's CEO. The Company incurred no expense related to this lease during either of the years ended September 30, 2003 and 2002, respectively.



                (Remainder of this page left blank intentionally)