Form 10QSB
period 2003-12-31
CENTURY PARK PICTURES CORP
filed 2004-01-13
CIK 728387

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended December 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: January 9, 2004: 62,993,541

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                        CENTURY PARK PICTURES CORPORATION

               Form 10-QSB for the Quarter ended December 31, 2003

                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation         12

  Item 3   Controls and Procedures                                           14


PART II - OTHER INFORMATION

  Item 1   Legal Proceedings                                                 14

  Item 2   Changes in Securities                                             14

  Item 3   Defaults Upon Senior Securities                                   14

  Item 4   Submission of Matters to a Vote of Security Holders               14

  Item 5   Other Information                                                 14

  Item 6   Exhibits and Reports on Form 8-K                                  15


SIGNATURES                                                                   15

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                        CENTURY PARK PICTURES CORPORATION
                                 BALANCE SHEETS
                           December 31, 2003 and 2002

                                   (UNAUDITED)

                                                                  December 31,        December 31,
                                                                     2003                2002
                                                                  -----------         -----------
                                     ASSETS
CURRENT ASSETS
  Cash on hand and in bank                                        $        --         $        --
                                                                  -----------         -----------
      TOTAL CURRENT ASSETS                                                 --                  --
                                                                  -----------         -----------

PROPERTY AND EQUIPMENT - AT COST
  Furniture and fixtures                                               94,077              94,077
  Less accumulated depreciation                                       (94,077)            (94,077)
                                                                  -----------         -----------
      NET PROPERTY AND EQUIPMENT                                           --                  --
                                                                  -----------         -----------
OTHER ASSETS
  Rent deposits                                                           926                 926
                                                                  -----------         -----------

TOTAL ASSETS                                                      $       926         $       926
                                                                  ===========         ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable                                                   $   100,000         $   400,000
  Accounts payable                                                         --                  --
  Accrued compensation                                                354,500             354,500
  Accrued interest payable                                             73,714             311,549
  Other accrued expenses                                                9,027               9,027
  Advances from shareholder                                            30,821              16,435
                                                                  -----------         -----------
      TOTAL CURRENT LIABILITIES                                       568,062           1,091,511
                                                                  -----------         -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock - $0.001 par value
   200,000,000 shares authorized
   62,993,541 and 9,886,641 shares
   issued and outstanding, respectively                                62,994               9,887
  Additional paid-in capital                                        6,720,299           6,204,545
  Accumulated deficit                                              (7,350,429)         (7,305,017)
                                                                  -----------         -----------

      TOTAL SHAREHOLDERS' EQUITY                                     (567,136)         (1,090,585)
                                                                  -----------         -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $       926         $       926
                                                                  ===========         ===========

 The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                        CENTURY PARK PICTURES CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                  Three months ended December 31, 2003 and 2002

                                   (UNAUDITED)

                                             Three months         Three months
                                                ended                ended
                                              December 31,         December 31,
                                                 2003                 2002
                                             ------------         ------------

REVENUES                                     $         --         $         --
                                             ------------         ------------
EXPENSES
  General and administrative expenses               2,934                7,570
                                             ------------         ------------

LOSS FROM OPERATIONS                               (2,934)              (7,570)

OTHER INCOME (EXPENSE)
  Interest expense                                 (3,000)             (12,979)
                                             ------------         ------------

LOSS BEFORE PROVISION FOR INCOME TAXES             (5,934)             (20,549)

PROVISION FOR INCOME TAXES                             --                   --
                                             ------------         ------------

NET LOSS                                           (5,934)             (20,549)

OTHER COMPREHENSIVE INCOME                             --                   --
                                             ------------         ------------

COMPREHENSIVE LOSS                           $     (5,934)        $    (20,549)
                                             ============         ============
Loss per weighted-average share of common
 stock outstanding, computed on Net Loss -
 basic and fully diluted                              nil                  nil
                                             ============         ============
Weighted-average number of shares
 of common stock outstanding                   62,993,541            9,886,641
                                             ============         ============

 The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                        CENTURY PARK PICTURES CORPORATION
                            STATEMENTS OF CASH FLOWS
                  Three months ended December 31, 2003 and 2002

                                   (UNAUDITED)

                                                                Three months      Three months
                                                                    ended            ended
                                                                 December 31,      December 31,
                                                                    2003             2002
                                                                  --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                        $ (5,934)        $(20,549)
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Contribution of interest expense related to
     suspended interest payable on notes payable                     3,000           12,979
    Increase (Decrease) in
      Accounts payable and accrued expenses                             --               --
                                                                  --------         --------

NET CASH USED IN OPERATING ACTIVITIES                               (2,934)          (7,570)
                                                                  --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES                                    --               --
                                                                  --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Funds advanced by officer/shareholder                              2,934            7,570
                                                                  --------         --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                            2,934            7,570
                                                                  --------         --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        --               --

Cash and cash equivalents at beginning of period                        --               --
                                                                  --------         --------

Cash and cash equivalents at end of period                        $     --         $     --
                                                                  ========         ========

SUPPLEMENTAL DISCLOSURES OF INTEREST AND INCOME TAXES PAID
  Interest paid during the period                                 $     --         $     --
                                                                  ========         ========
  Income taxes paid (refunded)                                    $     --         $     --
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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended September 30, 2003. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending September 30, 2004.

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

2. Property and equipment

   Property and equipment consists of furniture and fixtures and is recorded at historical cost. These costs were depreciated over the estimated useful lives of the individual assets using the straight-line method.

   Gains and losses from disposition of property and equipment are recognized as incurred and are included in operations.

                        CENTURY PARK PICTURES CORPORATION

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

3. Income Taxes

   The Company uses the asset and liability method of accounting for income taxes. At December 31, 2003 and 2002, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

   As of December 31, 2003 and 2002, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have limited net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of any future change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

4. Income (Loss) per share

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2003 and 2002, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

NOTE F - NOTES PAYABLE

The Company has four separate $25,000 notes payable to various unrelated individuals aggregating $100,000 outstanding at December 31, 2003. These notes bear interest at 12% and were secured by the Company's right, title, and interest in the Pike. The notes originally matured between June and December 1996.

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

For the respective three month periods ending December 31, 2003 and 2002, the Company has recognized approximately $3,000 and $12,979 in additional paid-in capital due to the suspended interest on these notes.

On June 25, 2003, noteholders aggregating $300,000 in outstanding principal and $231,900 in accrued interest payable exercised their respective conversion rights and received an aggregate 53,106,900 shares of restricted, common stock upon conversion.

NOTE G - RELATED PARTY TRANSACTIONS

Through December 31, 2003, the Company's Chief Executive Officer has advanced the Company an aggregate of approximately $30,821 to support operations, settle outstanding trade accounts payable and provide working capital. The advance is repayable upon demand and is non-interest bearing and is unsecured.

As of December 31, 2003 and 2002, respectively, the Company owed the Company's Chief Executive Officer approximately $354,500 for cumulative accrued salary in prior years.

NOTE H - INCOME TAXES

The components of income tax (benefit) expense for the three months ended December 31, 2002 and 2001, respectively, are as follows:

                                       Three months           Three months
                                          ended                   ended
                                       December 31,            December 31,
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
                                       ============            ============

As of December 31, 2003, the Company has a Federal net operating loss carryforward of approximately $3,100,000 and a State net operating loss carryforward of approximately $790,000 to offset future taxable income.
Subject to current regulations, these carryforwards will expire between 2002 and 2015.

                        CENTURY PARK PICTURES CORPORATION

NOTE H - INCOME TAXES - CONTINUED

The Company's income tax expense for each of the three months ended December 31, 2003 and 2002, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                   Three months     Three months
                                                       ended           ended
                                                    December 31,    December 31,
                                                        2003            2002
                                                      -------         -------
Statutory rate applied to earnings (loss)
 before income taxes                                  $(2,000)        $(6,990)
Increase (decrease) in income taxes resulting from:
 State income taxes                                        --              --
 Other, including reserve for deferred tax asset        2,000           6,990
                                                      -------         -------

    Income tax expense                                $    --         $    --
                                                      =======         =======

Temporary differences, consisting primarily of statutory differences between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of the respective years ended September 30, 2003 and 2002.

                                                               Year ended September 30, 2003
                                                     ---------------------------------------------------
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
                                                     ===========         ===========         ===========

                                                               Year ended September 30, 2002
                                                     ---------------------------------------------------
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

                        CENTURY PARK PICTURES CORPORATION

NOTE I - COMMON STOCK TRANSACTIONS

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


NOTE J - COMMITMENTS AND CONTINGENCIES

The Company leases office space under a noncancellable operating lease that expired on August 31, 2002. The space has been sub-leased to a separate company owned by the Company's CEO. The Company incurred no expense related to this lease during either of the years ended September 30, 2003 and 2002, respectively.

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

General and administrative expenses for the three months ended December 31, 2003 and 2002 were approximately $5,900 and $20,500, respectively. Interest expense on the outstanding $100,000 and $400,000 in notes payable was approximately $3,000 and $12,979 for each of the respective three month periods.

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

Net income (loss) for the three months ended December 31, 2003 and 2002, respectively, was approximately $(5,900) and $(20,500). Earnings per share for the respective quarters ended December 31, 2003 and 2002 was $0.00 and $0.00 on the weighted-average post-reverse split shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 (Exchange Act).

At December 31, 2003 and September 30, 2003, respectively, the Company had working capital of approximately $(568,000) and $(1,091,500).

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

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   Exhibits

   31.1  Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
   32.1  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

   Reports on Form 8-K - None

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CENTURY PARK PICTURES CORPORATION


Dated: January 9, 2004                      /s/ Thomas K. Scallen.
       ---------------                      ------------------------------------
                                                               Thomas K. Scallen
                                              Chairman, Chief Executive Officer,
                                            Chief Financial Officer and Director