Form 10QSB
period 2004-03-31
CENTURY PARK PICTURES CORP
filed 2004-05-24
CIK 728387

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 2004

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

--------------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: April 28, 2004: 62,993,541

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                        CENTURY PARK PICTURES CORPORATION

                Form 10-QSB for the Quarter ended March 31, 2004

                                Table of Contents


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis or Plan of Operation           12

  Item 3 Controls and Procedures                                             13


PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                   14

  Item 2 Changes in Securities                                               14

  Item 3 Defaults Upon Senior Securities                                     14

  Item 4 Submission of Matters to a Vote of Security Holders                 14

  Item 5 Other Information                                                   14

  Item 6 Exhibits and Reports on Form 8-K                                    14

SIGNATURES                                                                   14

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS


                        CENTURY PARK PICTURES CORPORATION
                                 BALANCE SHEETS
                             March 31, 2004 and 2003

                                   (UNAUDITED)

                                                               March 31,             March 31,
                                                                 2004                  2003
                                                              -----------           -----------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                   $        --           $        --
                                                              -----------           -----------
      TOTAL CURRENT ASSETS                                             --                    --
                                                              -----------           -----------

PROPERTY AND EQUIPMENT - AT COST
   Furniture and fixtures                                          94,077                94,077
   Less accumulated depreciation                                  (94,077)              (94,077)
                                                              -----------           -----------
      NET PROPERTY AND EQUIPMENT                                       --                    --
                                                              -----------           -----------
OTHER ASSETS
   Rent deposits                                                      926                   926
                                                              -----------           -----------

TOTAL ASSETS                                                  $       926           $       926
                                                              ===========           ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                              $   100,000           $   400,000
   Accounts payable                                                    --                    --
   Accrued compensation                                           354,500               354,500
   Accrued interest payable                                        73,714               311,549
   Other accrued expenses                                           9,027                 9,027
   Advances from shareholder                                       32,414                19,143
                                                              -----------           -----------
      TOTAL CURRENT LIABILITIES                                   569,655             1,094,219
                                                              -----------           -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common stock - $0.001 par value
    200,000,000 shares authorized
    62,993,541 and 9,886,641 shares
    issued and outstanding, respectively                           62,994                 9,887
   Additional paid-in capital                                   6,723,299             6,217,524
   Accumulated deficit                                         (7,355,022)           (7,320,704)
                                                              -----------           -----------

      TOTAL SHAREHOLDERS' EQUITY                                 (568,729)           (1,093,293)
                                                              -----------           -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $       926           $       926
                                                              ===========           ===========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                        CENTURY PARK PICTURES CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
               Six and Three months ended March 31, 2004 and 2003

                                   (UNAUDITED)

                                           Six months        Six months      Three months      Three months
                                             ended             ended             ended            ended
                                            March 31,         March 31,         March 31,        March 31,
                                              2004              2003              2004             2003
                                          ------------      ------------      ------------     ------------
REVENUES                                  $         --      $         --      $         --     $         --
                                          ------------      ------------      ------------     ------------

EXPENSES
   General and administrative expenses           4,527            10,278             1,593            2,708
                                          ------------      ------------      ------------     ------------

LOSS FROM OPERATIONS                            (4,527)          (10,278)           (1,593)          (2,708)

OTHER INCOME (EXPENSE)
   Interest expense                             (6,000)          (25,958)           (3,000)         (12,875)
                                          ------------      ------------      ------------     ------------

LOSS BEFORE PROVISION FOR INCOME TAXES         (10,527)          (36,236)           (4,593)         (15,687)

PROVISION FOR INCOME TAXES                          --                --                --               --
                                          ------------      ------------      ------------     ------------

NET LOSS                                       (10,527)          (36,236)           (4,593)         (15,687)

OTHER COMPREHENSIVE INCOME                          --                --                --               --
                                          ------------      ------------      ------------     ------------

COMPREHENSIVE LOSS                        $    (10,527)     $    (36,236)     $     (4,593)    $    (15,687)
                                          ============      ============      ============     ============
Loss per weighted-average share
 of common stock outstanding,
 computed on Net Loss - basic
 and fully diluted                                 nil               nil               nil              nil
                                          ============      ============      ============     ============

Weighted-average number of shares
 of common stock outstanding                62,993,541         9,886,641        62,993,541        9,886,641
                                          ============      ============      ============     ============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                        CENTURY PARK PICTURES CORPORATION
                            STATEMENTS OF CASH FLOWS
                    Six months ended March 31, 2004 and 2003

                                   (UNAUDITED)

                                                                   Six months         Six months
                                                                     ended              ended
                                                                    March 31,          March 31,
                                                                      2004               2003
                                                                    --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                         $(10,527)          $(36,236)
   Adjustments to reconcile net income to net cash
    provided by operating activities
      Contribution of interest expense related to
       suspended interest payable on notes payable                     6,000             25,958
      Increase (Decrease) in
        Accounts payable and accrued expenses                             --                 --
                                                                    --------           --------

NET CASH USED IN OPERATING ACTIVITIES                                 (4,527)           (10,278)
                                                                    --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                                      --                 --
                                                                    --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Funds advanced by officer/shareholder                               4,527             10,278
                                                                    --------           --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                              4,527             10,278
                                                                    --------           --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          --                 --

Cash and cash equivalents at beginning of period                          --                 --
                                                                    --------           --------

Cash and cash equivalents at end of period                          $     --           $     --
                                                                    ========           ========

SUPPLEMENTAL DISCLOSURES OF INTEREST AND INCOME TAXES PAID
   Interest paid during the period                                  $     --           $     --
                                                                    ========           ========
   Income taxes paid (refunded)                                     $     --           $     --
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

                        CENTURY PARK PICTURES CORPORATION

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

3. INCOME TAXES

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2004 and 2003, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of March 31, 2004 and 2003, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have limited net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of any future change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

4. INCOME (LOSS) PER SHARE

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock outstanding. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2004 and 2003, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

For the respective six month periods ending March 31, 2004 and 2003, the Company has recognized approximately $6,000 and $26,000 in additional paid-in capital due to the suspended interest on these notes.

On June 25, 2003, noteholders aggregating $300,000 in outstanding principal and $231,900 in accrued interest payable exercised their respective conversion rights and received an aggregate 53,106,900 shares of restricted, common stock upon conversion.

NOTE G - RELATED PARTY TRANSACTIONS

Through March 31, 2004, the Company's Chief Executive Officer has advanced the Company an aggregate of approximately $32,400 to support operations, settle outstanding trade accounts payable and provide working capital. The advance is repayable upon demand and is non-interest bearing and is unsecured.

As of March 31, 2004 and 2003, respectively, the Company owed the Company's Chief Executive Officer approximately $354,500 for cumulative accrued salary in prior years.


NOTE H - INCOME TAXES

The components of income tax (benefit) expense for the six months ended March 31, 2004 and 2003, respectively, are as follows:

                                       Six months               Six months
                                         ended                    ended
                                        March 31,                March 31,
                                          2004                     2003
                                      ------------             ------------
      Federal:
       Current                        $         --             $         --
       Deferred                                 --                       --
                                      ------------             ------------
                                                --                       --
                                      ------------             ------------
     State:
       Current                                  --                       --
       Deferred                                 --                       --
                                      ------------             ------------
                                                --                       --
                                      ------------             ------------
         Total                        $         --             $         --
                                      ============             ============

As of March 31, 2004, the Company has a Federal net operating loss carryforward of approximately $3,100,000 and a State net operating loss carryforward of approximately $790,000 to offset future taxable income. Subject to current regulations, these carryforwards expire through 2015.

                        CENTURY PARK PICTURES CORPORATION

NOTE H - INCOME TAXES - CONTINUED

The Company's income tax expense for each of the six months ended March 31, 2004 and 2003, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                      Six months         Six months
                                                                        ended              ended
                                                                       March 31,          March 31,
                                                                         2004               2003
                                                                       --------           --------
Statutory rate applied to earnings (loss) before income taxes          $ (3,600)          $(12,320)
  Increase (decrease) in income taxes resulting from:
    State income taxes                                                       --                 --
    Other, including reserve for deferred tax asset                       3,600             12,320
                                                                       --------           --------

       Income tax expense                                              $     --           $     --
                                                                       ========           ========

Temporary differences, consisting primarily of statutory differences between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of the respective years ended September 30, 2003 and 2002.

                                                                  Year ended September 30, 2003
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

NOTE J - COMMITMENTS AND CONTINGENCIES

The Company leases office space under a noncancellable operating lease that expired on August 31, 2002. The space has been sub-leased to a separate company owned by the Company's CEO. The Company incurred no expense related to this lease during either of the years ended September 30, 2003 and 2002, respectively, or subsequent thereto.

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

General and administrative expenses for the six months ended March 31, 2004 and 2003 were approximately $4,500 and $10,300, respectively. Interest expense on the outstanding $100,000 and $400,000 in notes payable was approximately $6,000 and $26,000 for each of the respective six month periods.

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

Net income (loss) for the six months ended March 31, 2004 and 2003, respectively, was approximately $(10,500) and $(36,200). Earnings per share for the respective quarters ended March 31, 2004 and 2003 was $0.00 and $0.00 on the weighted-average post-reverse split shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 (Exchange Act).

At March 31, 2004 and September 30, 2003, respectively, the Company had working capital of approximately $(570,000) and $(1,091,500).

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

                                            CENTURY PARK PICTURES CORPORATION


Dated: April 28, 2004                       /s/ Thomas K. Scallen.
       --------------                       ------------------------------------
                                                               Thomas K. Scallen
                                              Chairman, Chief Executive Officer,
                                            Chief Financial Officer and Director