Form 10QSB/A
period 2003-12-31
CENTURY PARK PICTURES CORP
filed 2004-08-06
CIK 728387

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-QSB/A

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

--------------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 3, 2004: 72,456,441

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

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS


                        CENTURY PARK PICTURES CORPORATION
                                 BALANCE SHEETS
                           December 31, 2003 and 2002

                                   (UNAUDITED)

                                                                      (Restated)
                                                                      December 31,          December 31,
                                                                         2003                  2002
                                                                      -----------           -----------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                           $        --           $        --
                                                                      -----------           -----------
     TOTAL CURRENT ASSETS                                                      --                    --
                                                                      -----------           -----------
PROPERTY AND EQUIPMENT - AT COST
   Furniture and fixtures                                                  94,077                94,077
   Less accumulated depreciation                                          (94,077)              (94,077)
                                                                      -----------           -----------
     NET PROPERTY AND EQUIPMENT                                                --                    --
                                                                      -----------           -----------
OTHER ASSETS
   Rent deposits                                                              926                   926
                                                                      -----------           -----------

TOTAL ASSETS                                                          $       926           $       926
                                                                      ===========           ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                                      $        --           $   400,000
   Accounts payable - trade                                                    --                    --
   Other accrued expenses                                                   9,027                 9,027
   Accrued interest payable                                                    --               311,549
   Advances from shareholder                                               30,821                16,435
   Accrued officer compensation                                           354,500               354,500
                                                                      -----------           -----------
     TOTAL CURRENT LIABILITIES                                            394,348             1,091,511
                                                                      -----------           -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common stock - $0.001 par value
     200,000,000 shares authorized. 72,456,441 and 9,886,641
     shares issued and outstanding, respectively                           72,456                 9,887
   Additional paid-in capital                                           6,804,569             6,204,545
   Accumulated deficit                                                 (7,270,447)           (7,305,017)
                                                                      -----------           -----------

     TOTAL SHAREHOLDERS' EQUITY                                          (393,422)           (1,090,585)
                                                                      -----------           -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $       926           $       926
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

                        CENTURY PARK PICTURES CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                  Three months ended December 31, 2003 and 2002

                                   (UNAUDITED)

                                                                  (Restated)
                                                                  Three months           Three months
                                                                     ended                  ended
                                                                  December 31,           December 31,
                                                                      2003                   2002
                                                                  ------------           ------------
REVENUES                                                          $         --           $         --
                                                                  ------------           ------------

EXPENSES
   General and administrative expenses                                  10,804                  7,570
                                                                  ------------           ------------

LOSS FROM OPERATIONS                                                   (10,804)                (7,570)

OTHER INCOME (EXPENSE)
   Interest expense                                                     (2,104)               (12,979)
                                                                  ------------           ------------

LOSS BEFORE PROVISION FOR INCOME TAXES AND EXTRAORDINARY ITEM          (12,908)               (20,549)

PROVISION FOR INCOME TAXES                                                  --                     --
                                                                  ------------           ------------

LOSS BEFORE EXTRAORDINARY ITEM                                         (12,908)               (20,549)

EXTRAORDINARY ITEM
   Forgiveness and extinguishment of
    notes payable and accrued interest                                  86,956                     --
                                                                  ------------           ------------

NET INCOME (LOSS)                                                       74,048                (20,549)

OTHER COMPREHENSIVE INCOME                                                  --                     --
                                                                  ------------           ------------

COMPREHENSIVE INCOME (LOSS)                                       $     74,048           $    (20,549)
                                                                  ============           ============
Netloss per weighted-average share of common
 stock outstanding, calculated on Net Loss -
 basic and fully diluted
  From continuing operations                                      $      (0.00)          $      (0.00)
  From extraordinary item                                                 0.00                   0.00
                                                                  ------------           ------------
                                                                  $      (0.00)          $      (0.00)
                                                                  ============           ============
Weighted-average number of shares
 of common stock outstanding                                        65,728,304              9,886,641
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

                        CENTURY PARK PICTURES CORPORATION
                            STATEMENTS OF CASH FLOWS
                  Three months ended December 31, 2003 and 2002

                                   (UNAUDITED)

                                                                          (Restated)
                                                                          Three months       Three months
                                                                             ended              ended
                                                                          December 31,       December 31,
                                                                              2003               2002
                                                                          ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                                                        $ 74,048           $(20,549)
   Adjustments to reconcile net income to net cash
    provided by operating activities
      Forgiveness of notes payable and accrued interest                      (86,956)                --
      Consulting fees paid with common stock                                   7,870                 --
      Contribution of interest expense related to
       suspended interest payable on notes payable                             2,104             12,979
      Increase (Decrease) in
       Accounts payable and accrued expenses                                      --                 --
                                                                            --------           --------

NET CASH USED IN OPERATING ACTIVITIES                                         (2,934)            (7,570)
                                                                            --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                                              --                 --
                                                                            --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Funds advanced by officer/shareholder                                       2,934              7,570
                                                                            --------           --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                      2,934              7,570
                                                                            --------           --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  --                 --

Cash and cash equivalents at beginning of period                                  --                 --
                                                                            --------           --------

Cash and cash equivalents at end of period                                  $     --           $     --
                                                                            ========           ========

SUPPLEMENTAL DISCLOSURES OF INTEREST AND INCOME TAXES PAID
   Interest paid during the period                                          $     --           $     --
                                                                            ========           ========
   Income taxes paid (refunded)                                             $     --           $     --
                                                                            ========           ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
   Conversion of outstanding notes payable into common stock                $ 50,000           $     --
                                                                            ========           ========
   Conversion of accrued interest payable into common stock                 $ 36,758           $     --
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

                        CENTURY PARK PICTURES CORPORATION

NOTE F - NOTES PAYABLE - CONTINUED

On June 25, 2003, noteholders aggregating $300,000 in outstanding principal and $231,900 in accrued interest payable exercised their respective conversion rights and received an aggregate 53,106,900 shares of restricted, common stock upon conversion.

On December 3, 2003, the final ultimate maturity date, one remaining noteholder exercised his conversion rights and converted approximately $50,000 in principal and $36,758 in accrued interest payable into 8,675,800 shares of restricted, unregistered common stock.

On December 3, 2003, upon the failure to convert or post a claim for repayment, the Company's Board of Directors, with the approval of legal counsel, voided the remaining outstanding unconverted notes payable of approximately $50,000 and the associated accrued interest of approximately $36,956 and recognized a one-time gain on the technical forgiveness of these debts.

For the respective three month periods ending December 31, 2003 and 2002, the Company has recognized approximately $2,107 and $12,979 in additional paid-in capital due to the suspended interest on these notes.

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

The Company's income tax expense for each of the three months ended December 31, 2003 and 2002, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                   Three months     Three months
                                                       ended           ended
                                                    December 31,    December 31,
                                                        2003            2002
                                                      -------         -------
Statutory rate applied to earnings (loss)
 before income taxes                                 $ 25,000         $(6,990)
Increase (decrease) in income taxes resulting from:
 State income taxes                                        --              --
 Other, including reserve for deferred tax asset      (25,000)          6,990
                                                     --------         -------

    Income tax expense                               $     --         $    --
                                                     ========         =======

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

                        CENTURY PARK PICTURES CORPORATION

NOTE I - COMMON STOCK TRANSACTIONS

On June 25, 2003, the Company issued an aggregate 53,783,500 shares of restricted, unregistered common stock in redemption of various outstanding notes payable in the face amount of approximately $300,000 and accrued interest payable of approximately $237,835, pursuant to the conversion terms of the respective notes. The valuation of this transaction was equal to the "fair value" of the Company's common stock on the conversion date. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

On December 3, 2003, the Company issued 8,675,800 shares of restricted, unregistered common stock in redemption of two (2) notes payable in the face amount of approximately $50,000 and accrued interest payable of approximately $36,758, pursuant to the conversion terms of the respective notes. The valuation of this transaction was equal to the "fair value" of the Company's common stock on the conversion date. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

On December 3, 2003, the Company issued 787,100 shares of restricted, unregistered common stock as compensation for fees associated with the conversion of the outstanding notes payable and accrued interest payable. This transaction was valued at approximately $7,871, which was equal to the "fair value" of the Company's common stock on the conversion date. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

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

General and administrative expenses for the three months ended December 31, 2003 and 2002 were approximately $10,804 and $20,500, respectively. Interest expense on the outstanding $100,000 and $400,000 in notes payable was approximately $2,107 and $12,979 for each of the respective three month periods.

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

On December 3, 2003, the final ultimate maturity date, one remaining noteholder exercised his conversion rights and converted approximately $50,000 in principal and $36,758 in accrued interest payable into 8,675,800 shares of restricted, unregistered common stock.

On December 3, 2003, upon the failure to convert or post a claim for repayment, the Company's Board of Directors, with the approval of legal counsel, voided the remaining outstanding unconverted notes payable of approximately $50,000 and the associated accrued interest of approximately $36,956 and recognized a one-time gain on the technical forgiveness of these debts.

On December 3, 2003, the Company issued 787,100 shares of restricted, unregistered common stock as compensation for fees associated with the conversion of the outstanding notes payable and accrued interest payable. This transaction was valued at approximately $7,871, which was equal to the "fair value" of the Company's common stock on the conversion date. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

Net income (loss) for the three months ended December 31, 2003 and 2002, respectively, was approximately $74,048 and $(20,500). Earnings per share for the respective quarters ended December 31, 2003 and 2002 was $0.00 and $0.00 on the weighted-average post-reverse split shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 (Exchange Act).

At December 31, 2003 and September 30, 2003, respectively, the Company had working capital of approximately $(394,000) and $(1,091,500).

Management intends to continue to restrict expenditures with respect to the future development of entertainment properties and to market its completed properties. The Company has two completed properties. The costs of development have been written off. Accordingly, the Company will incur little, if any, costs of marketing. Management believes these actions may contribute to the Company's liquidity. The Company has no material commitments for capital expenditures as of December 31, 2003 and anticipates no significant capital expenditures for future periods.

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

                                          CENTURY PARK PICTURES CORPORATION

Dated: August 3, 2004                     /s/ Thomas K. Scallen
       --------------                     --------------------------------------
                                                               Thomas K. Scallen
                                              Chairman, Chief Executive Officer,
                                            Chief Financial Officer and Director