Form 10QSB/A
period 2004-03-31
CENTURY PARK PICTURES CORP
filed 2004-08-06
CIK 728387

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 3, 2004: 74,456,441

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                        CENTURY PARK PICTURES CORPORATION

               Form 10-QSB/A for the Quarter ended March 31, 2004

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

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS


                        CENTURY PARK PICTURES CORPORATION
                                 BALANCE SHEETS
                             March 31, 2004 and 2003

                                   (UNAUDITED)

                                                                    (Restated)
                                                                     March 31,             March 31,
                                                                       2004                  2003
                                                                    -----------           -----------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                         $        --           $        --
                                                                    -----------           -----------
     TOTAL CURRENT ASSETS                                                    --                    --
                                                                    -----------           -----------
PROPERTY AND EQUIPMENT - AT COST
   Furniture and fixtures                                                94,077                94,077
   Less accumulated depreciation                                        (94,077)              (94,077)
                                                                    -----------           -----------
     NET PROPERTY AND EQUIPMENT                                              --                    --
                                                                    -----------           -----------
OTHER ASSETS
   Rent deposits                                                            926                   926
                                                                    -----------           -----------

TOTAL ASSETS                                                        $       926           $       926
                                                                    ===========           ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                                    $        --           $   400,000
   Accounts payable - trade                                                  --                    --
   Accrued interest payable                                                  --               311,549
   Other accrued expenses                                                 9,027                 9,027
   Advances from shareholder                                             32,414                19,143
   Accrued compensation                                                 354,500               354,500
                                                                    -----------           -----------
     TOTAL CURRENT LIABILITIES                                          395,941             1,094,219
                                                                    -----------           -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common stock - $0.001 par value
    200,000,000 shares authorized. 72,456,441 and
    9,886,641 shares issued and outstanding, respectively                72,456                 9,887
   Additional paid-in capital                                         6,804,569             6,217,524
   Accumulated deficit                                               (7,272,040)           (7,320,704)
                                                                    -----------           -----------

     TOTAL SHAREHOLDERS' EQUITY                                        (395,015)           (1,093,293)
                                                                    -----------           -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $       926           $       926
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

                        CENTURY PARK PICTURES CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
               Six and Three months ended March 31, 2004 and 2003

                                   (UNAUDITED)

                                                 (Restated)                        (Restated)
                                                 Six months       Six months      Three months    Three months
                                                   ended            ended            ended           ended
                                                  March 31,        March 31,        March 31,       March 31,
                                                    2004             2003             2004            2003
                                                 -----------      -----------      -----------     -----------
REVENUES                                         $        --      $        --      $        --     $        --
                                                 -----------      -----------      -----------     -----------
EXPENSES
   General and administrative expenses                12,397           10,278            1,591           2,708
                                                 -----------      -----------      -----------     -----------

LOSS FROM OPERATIONS                                 (12,397)         (10,278)          (1,591)         (2,708)

OTHER INCOME (EXPENSE)
   Interest expense                                   (2,104)         (25,958)              --         (12,875)
                                                 -----------      -----------      -----------     -----------
LOSS BEFORE PROVISION FOR
 INCOME TAXES AND EXTRAORDINARY ITEM                 (14,501)         (36,236)          (1,591)        (15,687)

PROVISION FOR INCOME TAXES                                --               --               --              --
                                                 -----------      -----------      -----------     -----------

LOSS BEFORE EXTRAORDINARY ITEM                       (14,501)         (36,236)          (1,591)        (15,687)

EXTRAORDINARY ITEM
   Forgiveness and extinguishment of
    notes payable and accrued interest                86,956               --               --              --
                                                 -----------      -----------      -----------     -----------

NET INCOME (LOSS)                                     72,455          (36,236)          (1,591)        (15,687)

OTHER COMPREHENSIVE INCOME                                --               --               --              --
                                                 -----------      -----------      -----------     -----------

COMPREHENSIVE INCOME (LOSS)                      $    72,455      $   (36,236)     $    (1,591)    $   (15,687)
                                                 ===========      ===========      ===========     ===========

Net loss per weighted-average share of common
 stock outstanding, calculated on Net Loss -
 basic and fully diluted
   From continuing operations                    $     (0.00)     $     (0.00)     $     (0.00)    $     (0.00)
   From extraordinary item                              0.00             0.00             0.00            0.00
                                                 -----------      -----------      -----------     -----------
                                                 $     (0.00)     $     (0.00)     $     (0.00)    $     (0.00)
                                                 ===========      ===========      ===========     ===========
Weighted-average number of shares
   of common stock outstanding                    69,198,721        9,886,641       72,456,441       9,886,641
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

                        CENTURY PARK PICTURES CORPORATION
                            STATEMENTS OF CASH FLOWS
                    Six months ended March 31, 2004 and 2003

                                   (UNAUDITED)

                                                                          (Restated)
                                                                          Six months        Six months
                                                                            ended             ended
                                                                           March 31,         March 31,
                                                                             2004              2003
                                                                          -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                                $ 72,455           $(36,236)
   Adjustments to reconcile net income to net cash
    provided by operating activities
     Forgiveness of notes payable and accrued interest                      (86,956)                --
     Consulting fees paid with common stock                                   7,870                 --
     Contribution of interest expense related to
      suspended interest payable on notes payable                             2,104             25,958
     Increase (Decrease) in
       Accounts payable and accrued expenses                                     --                 --
                                                                           --------           --------

NET CASH USED IN OPERATING ACTIVITIES                                        (4,527)           (10,278)
                                                                           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                                             --                 --
                                                                           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Funds advanced by officer/shareholder                                      4,527             10,278
                                                                           --------           --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                     4,527             10,278
                                                                           --------           --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 --                 --

Cash and cash equivalents at beginning of period                                 --                 --
                                                                           --------           --------

Cash and cash equivalents at end of period                                 $     --           $     --
                                                                           ========           ========
SUPPLEMENTAL DISCLOSURES OF INTEREST AND INCOME TAXES PAID
   Interest paid during the period                                         $     --           $     --
                                                                           ========           ========
   Income taxes paid (refunded)                                            $     --           $     --
                                                                           ========           ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
   Conversion of outstanding notes payable into common stock               $ 50,000           $     --
                                                                           ========           ========
   Conversion of accrued interest payable into common stock                $ 36,758           $     --
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

NOTE F - NOTES PAYABLE -CONTINUED

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

For the respective six month periods ending March 31, 2004 and 2003, the Company has recognized approximately $2,107 and $12,979 in additional paid-in capital due to the suspended interest on these notes.

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

The Company's income tax expense for each of the six months ended March 31, 2004 and 2003, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                      Six months         Six months
                                                                        ended              ended
                                                                       March 31,          March 31,
                                                                         2004               2003
                                                                       --------           --------
Statutory rate applied to earnings (loss) before income taxes           $24,600           $(12,320)
  Increase (decrease) in income taxes resulting from:
    State income taxes                                                       --                 --
    Other, including reserve for deferred tax asset                     (24,600)            12,320
                                                                       --------           --------

       Income tax expense                                              $     --           $     --
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

Net income (loss) for the six months ended March 31, 2004 and 2003, respectively, was approximately $72,455 and $(36,200). Earnings per share for the respective quarters ended March 31, 2004 and 2003 was $0.00 and $0.00 on the weighted-average post-reverse split shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 (Exchange Act).

At March 31, 2004 and September 30, 2003, respectively, the Company had working capital of approximately $(396,000) and $(1,091,500).

Management intends to continue to restrict expenditures with respect to the future development of entertainment properties and to market its completed properties. The Company has two completed properties. The costs of development have been written off. Accordingly, the Company will incur little, if any, costs of marketing. Management believes these actions may contribute to the Company's liquidity. The Company has no material commitments for capital expenditures as of March 31, 2004 and anticipates no significant capital expenditures for future periods.

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


Dated: August 3, 2004                       /s/ Thomas K. Scallen
       --------------                       ------------------------------------
                                                               Thomas K. Scallen
                                              Chairman, Chief Executive Officer,
                                            Chief Financial Officer and Director