Form 10QSB
period 2004-06-30
CENTURY PARK PICTURES CORP
filed 2004-08-06
CIK 728387

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended June 30, 2004

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

                        CENTURY PARK PICTURES CORPORATION

                 Form 10-QSB for the Quarter ended June 30, 2004

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

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                        CENTURY PARK PICTURES CORPORATION
                                 BALANCE SHEETS
                             June 30, 2004 and 2003

                                   (UNAUDITED)

                                                                       June 30,              June 30,
                                                                         2004                  2003
                                                                      -----------           -----------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                           $        --           $        --
                                                                      -----------           -----------
     TOTAL CURRENT ASSETS                                                      --                    --
                                                                      -----------           -----------
PROPERTY AND EQUIPMENT - AT COST
   Furniture and fixtures                                                      --                94,077
   Less accumulated depreciation                                               --               (94,077)
                                                                      -----------           -----------
     NET PROPERTY AND EQUIPMENT                                                --                    --
                                                                      -----------           -----------
OTHER ASSETS
   Rent deposits                                                              926                   926
                                                                      -----------           -----------

TOTAL ASSETS                                                          $       926           $       926
                                                                      ===========           ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                                      $        --           $   100,000
   Accounts payable - trade                                                    --                    --
   Accrued interest payable                                                    --                73,714
   Other accrued expenses                                                      --                 9,027
   Advances from shareholder                                               33,970                20,917
   Accrued compensation                                                   354,500               354,500
                                                                      -----------           -----------
     TOTAL CURRENT LIABILITIES                                            388,470               558,158
                                                                      -----------           -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common stock - $0.001 par value
     200,000,000 shares authorized. 72,456,441 and
      63,670,141 shares issued and outstanding, respectively               72,456                63,670
   Additional paid-in capital                                           6,804,569             6,713,597
   Accumulated deficit                                                 (7,264,569)           (7,334,499)
                                                                      -----------           -----------

     TOTAL SHAREHOLDERS' EQUITY                                          (387,544)             (557,232)
                                                                      -----------           -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $       926           $       926
                                                                      ===========           ===========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                        CENTURY PARK PICTURES CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
               Nine and Three months ended June 30, 2004 and 2003

                                   (UNAUDITED)

                                               Nine months     Nine months     Three months    Three months
                                                  ended           ended           ended           ended
                                                 June 30,        June 30,        June 30,        June 30,
                                                   2004            2003            2004            2003
                                               -----------     -----------     -----------     -----------
REVENUES                                       $        --     $        --     $        --     $        --
                                               -----------     -----------     -----------     -----------
EXPENSES
   General and administrative expenses               4,926          12,051          (7,472)          1,774
                                               -----------     -----------     -----------     -----------

INCOME (LOSS) FROM OPERATIONS                       (4,926)        (12,051)          7,472          (1,774)

OTHER INCOME (EXPENSE)
   Interest expense                                 (2,104)        (37,980)             --         (12,022)
                                               -----------     -----------     -----------     -----------
LOSS BEFORE PROVISION FOR
 INCOME TAXES AND EXTRAORDINARY ITEM                (7,030)        (50,031)          7,472         (13,796)

PROVISION FOR INCOME TAXES                              --              --              --              --
                                               -----------     -----------     -----------     -----------

LOSS BEFORE EXTRAORDINARY ITEM                      (7,030)        (50,031)          7,472         (13,796)

EXTRAORDINARY ITEM
   Forgiveness and extinguishment of
    notes payable and accrued interest              86,956              --              --              --
                                               -----------     -----------     -----------     -----------

NET INCOME (LOSS)                                   79,926         (50,031)          7,472         (13,796)

OTHER COMPREHENSIVE INCOME                              --              --              --              --
                                               -----------     -----------     -----------     -----------

COMPREHENSIVE INCOME (LOSS)                    $    79,926     $   (50,031)    $     7,472     $   (13,796)
                                               ===========     ===========     ===========     ===========

Netloss per weighted-average share of common
 stock outstanding, calculated on Net Loss -
 basic and fully diluted
  From continuing operations                   $     (0.00)    $     (0.00)    $     (0.00)    $     (0.00)
  From extraordinary item                             0.00            0.00            0.00            0.00
                                               -----------     -----------     -----------     -----------
                                               $     (0.00)    $     (0.00)    $     (0.00)    $     (0.00)
                                               ===========     ===========     ===========     ===========
Weighted-average number of shares
 of common stock outstanding                    70,280,665      11,068,696      72,456,441      13,432,806
                                               ===========     ===========     ===========     ===========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                        CENTURY PARK PICTURES CORPORATION
                            STATEMENTS OF CASH FLOWS
                    Nine months ended June 30, 2004 and 2003

                                   (UNAUDITED)

                                                                             Nine months       Nine months
                                                                                ended             ended
                                                                               June 30,          June 30,
                                                                                 2004              2003
                                                                              ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                                   $  79,926         $ (50,031)
   Adjustments to reconcile net income to net cash
    provided by operating activities
      Forgiveness of notes payable and accrued interest                         (86,956)               --
      Consulting fees paid with common stock                                      7,870                --
      Contribution of interest expense related to
       suspended interest payable on notes payable                                2,104            37,980
      Increase (Decrease) in
        Accounts payable and accrued expenses                                    (9,027)               --
                                                                              ---------         ---------

NET CASH USED IN OPERATING ACTIVITIES                                            (6,083)          (12,051)
                                                                              ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES                                                 --                --
                                                                              ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Funds advanced by officer/shareholder                                          6,083            12,051
                                                                              ---------         ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                         6,083            12,051
                                                                              ---------         ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     --                --

Cash and cash equivalents at beginning of period                                     --                --
                                                                              ---------         ---------

Cash and cash equivalents at end of period                                    $      --         $      --
                                                                              =========         =========

SUPPLEMENTAL DISCLOSURES OF INTEREST AND INCOME TAXES PAID
   Interest paid during the period                                            $      --         $      --
                                                                              =========         =========
   Income taxes paid (refunded)                                               $      --         $      --
                                                                              =========         =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
   Conversion of outstanding notes payable into common stock                  $  50,000         $ 300,000
                                                                              =========         =========
   Conversion of accrued interest payable into common stock                   $  36,758         $ 237,834
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

                        CENTURY PARK PICTURES CORPORATION

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

3. INCOME TAXES

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2004 and 2003, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of June 30, 2004 and 2003, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have limited net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of any future change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

4. INCOME (LOSS) PER SHARE

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) available to common shareholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements. Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income (loss) position at the calculation date.

     The Company had no common stock equivalents outstanding at June 30, 2004 or 2003, respectively.

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

                (Remainder of this page left blank intentionally)

                        CENTURY PARK PICTURES CORPORATION

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

For the respective nine month periods ending June 30, 2004 and 2003, the Company has recognized approximately $2,107 and $36,625 in additional paid-in capital due to the suspended interest on these notes.

NOTE G - RELATED PARTY TRANSACTIONS

Through June 30, 2004, the Company's Chief Executive Officer has advanced the Company an aggregate of approximately $33,970 to support operations, settle outstanding trade accounts payable and provide working capital. The advance is repayable upon demand and is non-interest bearing and is unsecured.

As of June 30, 2004 and 2003, respectively, the Company owed the Company's Chief Executive Officer approximately $354,500 for cumulative accrued salary in prior years.

NOTE H - INCOME TAXES

The components of income tax (benefit) expense for the six months ended June 30, 2004 and 2003, respectively, are as follows:

                                      Nine months              Nine months
                                         ended                    ended
                                        June 30,                 June 30,
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
                                      ============             ============

                        CENTURY PARK PICTURES CORPORATION

NOTE H - INCOME TAXES - CONTINUED

As of June 30, 2004, the Company has a Federal net operating loss carryforward of approximately $3,100,000 and a State net operating loss carryforward of approximately $790,000 to offset future taxable income. Subject to current regulations, these carryforwards expire through 2015.

The Company's income tax expense for each of the nine months ended June 30, 2004 and 2003, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                 Nine months       Nine months
                                                                    ended             ended
                                                                   June 30,          June 30,
                                                                     2004              2003
                                                                  --------           --------
Statutory rate applied to earnings (loss) before income taxes      $27,200           $(15,800)
  Increase (decrease) in income taxes resulting from:
    State income taxes                                                  --                 --
    Other, including reserve for deferred tax asset                (27,200)            15,800
                                                                  --------           --------

       Income tax expense                                         $     --           $     --
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

General and administrative expenses for the nine months ended June 30, 2004 and 2003 were approximately $4,926 and $12,050, respectively. Interest expense on the outstanding notes payable was approximately $2,104 and $36,625 for each of the respective nine month periods. During the quarter ended June 30, 2004, management reviewed and settled an outstanding accrual for legal fees which had been estimated and accrued in prior periods. As of June 30, 2004, the only liabilities of the Company are accrued officers compensation from prior years and amounts due for funds paid on the Company's behalf to support the corporate entity and maintain the Company's required filings under the Securities Exchange Act of 1934, as amended.

On July 31, 2002, the Company's Board of Directors and the respective noteholders approved the extension of the ultimate maturity date of various notes payable to December 3, 2003. In conjunction with the extension, the individual noteholders agreed to discontinue the accrual of interest subsequent to July 31, 2002. The effect of the discontinuance of interest accruals subsequent to July 31, 2002 will be charged to operations as a component of interest expense with an offset to contributed additional paid-in capital to recognize the economic effect of the suspended and forgiven interest on these notes in the respective future period.

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

On December 3, 2003, upon the failure to convert or post a claim for repayment, the Company's Board of Directors, upon the advise of legal counsel, voided the remaining outstanding unconverted notes payable aggregating approximately $50,000 and the associated accrued interest of approximately $36,956 and recognized a one-time gain on the technical forgiveness of these debts.

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

Net income (loss) for the six months ended June 30, 2004 and 2003, respectively, was approximately $79,926 and $(46,500). Earnings per share for the respective quarters ended June 30, 2004 and 2003 was $0.00 and $0.00 on the weighted-average post-reverse split shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 (Exchange Act).

At June 30, 2004 and September 30, 2003, respectively, the Company had working capital of approximately $(388,470) and $(558,000).

Management intends to continue to restrict expenditures with respect to the future development of entertainment properties and to market its completed properties. The Company has two completed properties. The costs of development have been written off. Accordingly, the Company will incur little, if any, costs of marketing. Management believes these actions may contribute to the Company's liquidity. The Company has no material commitments for capital expenditures as of June 30, 2004 and anticipates no significant capital expenditures for future periods.

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