Form 10KSB
period 2004-09-30
CENTURY PARK PICTURES CORP
filed 2004-11-09
CIK 728387

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

--------------------------------------------------------------------------------

(Mark one)
[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

    For the fiscal year ended September 30, 2004

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

Check  whether  the issuer  has (1) filed all  reports  required  to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended September 30, 2004 was $-0-.

The aggregate market value of voting common equity held by non-affiliates as of November 2, 2004 was approximately $816,800, based upon only limited and sporadic quotations, not to exceed $0.10, on the Company's common stock.

As of November 2, 2004, there were 72,456,441 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes [ ] No [X]

                        CENTURY PARK PICTURES CORPORATION

                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----
PART I

Item 1 -  Description of Business                                              3
Item 2 -  Description of Property                                              4
Item 3 -  Legal Proceedings                                                    4
Item 4 -  Submission of Matters to a Vote of Security Holders                  4

PART II

Item 5 -  Market for Company's Common Stock and Related Stockholders Matters   4
Item 6 -  Management's Discussion and Analysis or Plan of Operation            5
Item 7 -  Financial Statements                                                 7
Item 8 -  Changes in and Disagreements with Accountant on Accounting and
          Financial Disclosures                                                7
Item 8A - Controls and Procedures                                              7

PART III

Item 9 -  Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                    8
Item 10 - Executive Compensation                                               9
Item 11 - Security Ownership of Certain Beneficial Owners And Management      10
Item 12 - Certain Relationships and Related Transactions                      10
Item 13 - Exhibits and Reports on Form 8-K                                    10
Item 14 - Principal Accountant's Fees and Services                            11

SIGNATURES                                                                    12

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

As of November 2, 2004, there are approximately 526 separate holders of record of the Company's common stock, exclusive of shares held in street name.

The Registrant has never paid any cash dividends on its Common Stock and does not plan to pay any cash dividends in the foreseeable future.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We have had no revenue for either of the years ended September 30, 2004 and 2003.

YEAR ENDED SEPTEMBER 30, 2004 COMPARED TO YEAR ENDED SEPTEMBER 30, 2003

General and administrative expenses for the years ended September 30, 2004 and 2003 were approximately $12,000 and $60,000, respectively. The principal component of these expenditures was the accrual of interest on outstanding notes payable and operating expenses related to maintaining the Company's compliance with the Securities Exchange Act of 1934. Interest expense for the years ended September 30, 2004 and 2003 was approximately $2,100 in each respective year. Included in interest expense for Fiscal 2004 and 2003 is approximately $2,100 and $41,000 in imputed interest calculated as a result of the respective noteholders agreeing to discontinue their rights to interest subsequent to July 31, 2002.

The Company's expenditures consist solely of items necessary to comply with the Company's periodic reporting obligations under the Securities Exchange Act of 1934 and are not necessarily reflective of what may be expected in future periods when the Company either commences more extensive business operations or acquires another operating entity through either acquisition or merger.

On December 3, 2003, upon the failure to timely convert or post a timely claim for repayment, the Company's Board of Directors, acting upon the advise of legal counsel, voided the remaining outstanding unconverted notes payable aggregating approximately $50,000 and the associated accrued interest of approximately $36,956 and recognized a one-time gain on the technical forgiveness of these debts.

YEAR ENDED SEPTEMBER 30, 2003 COMPARED TO YEAR ENDED SEPTEMBER 30, 2002

General and administrative expenses for the years ended September 30, 2002 and 2001 were approximately $60,000 and $59,000, respectively. The principal component of these expenditures was the accrual of interest on $400,000 in outstanding notes payable. Interest expense for the years ended September 30, 2003 and 2002was approximately $41,000 and $51,500, respectively. Included in interest expense is approximately $41,000 and $8,585 in imputed interest calculated as a result of the respective noteholders agreeing to discontinue their rights to interest subsequent to July 31, 2002.

The Company's expenditures consist solely of items necessary to comply with the Company's periodic reporting obligations under the Securities Exchange Act of 1934 and are not necessarily reflective of what may be expected in future periods when the Company either commences more extensive business operations or acquires another operating entity through either acquisition or merger.

LIQUIDITY AND CAPITAL RESOURCES

Cash used by continuing operating activities for the years ended September 30, 2004 and 2002 was approximately $9,800 and $19,000, respectively. These cash requirements have been provided by advances from the Company's Chief Executive Officer. For all periods prior to October 1, 2001, these advances have been treated as additional paid-in capital. Commencing October 1, 2001, the Company's Chief Executive Officer has made these advances as working capital advances which are repayable upon demand at some undesignated future date and are non-interest bearing.

Management intends to continue to restrict expenditures with respect to the future development of entertainment properties and to market its completed properties. The Company has two completed properties. The costs of development have been written off. Accordingly, the Company will incur little, if any, costs of marketing. Management believes these actions may contribute to the Company's liquidity. The Company has no material commitments for capital expenditures as of September 30, 2004.

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

On December 3, 2003, upon the failure to timely convert or post a timely claim for repayment, the Company's Board of Directors, acting upon the advise of legal counsel, voided the remaining outstanding unconverted notes payable of approximately $50,000 and the associated accrued interest of approximately $36,956 and recognized a one-time gain on the technical forgiveness of these debts.

GOING CONCERN ISSUES

The Company's independent auditors issued their respective opinions on the Company's financial statements for the years ended September 30, 2004 and 2002, respectively, which included an explanatory paragraph as to substantial doubt about the Company's ability to continue as a going concern. This doubt was raised primarily due to recurring losses from operations, the Company's stockholder's deficit of approximately $392,000 at September 30, 2004, and to no ongoing operations.

INFLATION

 Inflation and changing prices have not had a significant impact on operations of the Company to date.

ITEM 7 - FINANCIAL STATEMENTS

The required accompanying financial statements begin on page F-1 of this document.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A - CONTROLS AND PROCEDURES

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


               (Remainder of this page left blank intentionally)

                                    PART III

ITEM 9 - DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers serving the Company are as follows:

           Name              Age             Position Held and Tenure
           ----              ---             ------------------------
    Philip Rogers            70           President, Director since 1983

    Thomas K. Scallen        79           Chief Executive Officer and
                                          Chairman of the Board since 1983

    Willy Bietak             57           Director since 1992

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

During the year ended September 30, 2004, the Company issued 8,675,800 and 787,100 shares of restricted, unregistered stock, respectively, to Mark Rosenberg in settlement of two (2) convertible notes payable and accrued interest and to Thomas K. Scallen as compensation associated with the conversion of the outstanding notes payable and accrued interest payable. Mr. Rosenberg and Mr. Scallen, constituting recipients of 5.0% or more of the Company's outstanding stock, post transaction, to the best of the Company's knowledge, has filed the respective Form 3, Form 4 or Form 5, as necessary, related to these transactions.

     Mark Rosenberg                                    8,675,800 shares
     Thomas K. Scallen                                   787,100 shares


ITEM 10 - EXECUTIVE COMPENSATION

There was no cash compensation paid during either of the respective years ended December 31, 2004, 2003 or 2002.

We issued our President, Thomas K. Scallen, 787,100 shares of unregistered, restricted common stock as compensation associated with the conversion of the outstanding notes payable and accrued interest payable. This transaction was valued at approximately $7,871, which was equal to the "fair value" of the Company's common stock on the conversion date. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction..

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

DIRECTOR COMPENSATION

The Company's Directors have not received any cash compensation during the years ended September 30, 2004 or 2003.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as at September 30, 2004, the information with respect to common stock ownership of each person known to the Company to own beneficially more than five percent (5%) of the shares of the Company's common stock and all Directors and Officers as a group.

                                                                  % of Class
   Name and address                        Number of Shares   Beneficially Owned
   ----------------                        ----------------   ------------------
Anthony Silverman
7305 E. DeAcero Drive
Phoenix AZ 85028                               22,047,100           30.43%

Thomas K. Scallen
4701 IDS Center
Minneapolis MN 55402                            9,898,280           13.66%

Mark Rosenberg
6516 E. Montreal Place
Scottsdale AZ 85254                             8,755,800           12.08%

Fred Burnstein
2900 Norwest Center
510 First Avenue, Suite 610
Minneapolis MN 55402                            8,700,500           12.01%

Thomas F. Miller
13015 Star Ridge Drive
Sun City West AZ 85375                          8,674,800           11.97%

Mark Leibovit and
Alice Wintz Leibovit Living Trust, collectively
4701 IDS Center
Minneapolis MN 55402                            4,455,000            6.15%

Philip Rogers
3575 Cahuenga Blvd. W.
Los Angeles CA 90068                               99,375            0.14%

All Officers and Directors
as a Group (three (3) in number)                9,997,655           13.80%

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During each of the years ended September 30, 2004 and 2003, the Company's Chief Executive Officer advanced the Company approximately $9,850 and $19,000, respectively, to support operations, settle outstanding trade accounts payable and provide working capital. The advance is repayable upon demand and is non-interest bearing and is unsecured.

As of September 30, 2004 and 2003, respectively, the Company owed the Company's Chief Executive Officer approximately $354,500 for cumulative accrued salary.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

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

Reports on Form 8-K

None

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to it's principal accountant, S. W. Hatfield, CPA of Dallas, Texas


                                              Year ended            Year ended
                                             September 30,         September 30,
                                                 2004                  2003
                                                ------                ------
      1. Audit fees                             $5,512                $8,094
      2. Audit-related fees                         --                    --
      3. Tax fees                                   --
      4. All other fees                             --                    --
                                                ------                ------

         Totals                                 $5,512                $8,094
                                                ======                ======

The Company has no formal audit committee. However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors is the Company's defacto audit committee.

In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees." The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management and the independent auditors the quality and adequacy of the Company's internal controls. The Board reviewed with the independent auditors their management letter on internal controls, if one was issued by the Company's auditors.

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees".

The Board reviewed the audited financial statements of the Company as of and for the years ended September 30, 2004 and 2003 with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended September 30, 2004, for filing with the Securities and Exchange Commission.

The Company's principal accountant, S. W. Hatfield, CPA did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

                                   SIGNATURES

In accord with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CENTURY PARK PICTURES CORPORATION


Dated: November 2, 2004                    /s/ Thomas K. Scallen
       ----------------                    -------------------------------------
                                                               Thomas K. Scallen
                                                         Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 2, 2004                    /s/ Philip Rogers
       ----------------                    -------------------------------------
                                                                   Philip Rogers
                                                          President and Director


Dated: November 2, 2004                    /s/ Thomas K. Scallen
       ----------------                    -------------------------------------
                                                               Thomas K. Scallen
                                                         Chief Executive Officer
                                                                    and Director


Dated: November 2, 2004                    /s/ Willy Bietak
       ----------------                    -------------------------------------
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

                        CENTURY PARK PICTURES CORPORATION

                                    CONTENTS

                                                                          Page
                                                                          ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                         F-2

FINANCIAL STATEMENTS
   Balance Sheets
     as of September 30, 2004 and 2003                                     F-4

   Statements of Operations and Comprehensive Income (Loss)
     for the years ended September 30, 2004 and 2003                       F-5

   Statement of Changes in Shareholders' Equity
     for the years ended September 30, 2004 and 2003                       F-6

   Statements of Cash Flows
     for the years ended September 30, 2004 and 2003                       F-7

   Notes to Financial Statements                                           F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Century Park Pictures Corporation

We have audited the accompanying balance sheets of Century Park Pictures Corporation (a Minnesota corporation) as of September 30, 2004 and 2003 and the related statements of operations and comprehensive loss, changes in shareholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Park Pictures Corporation as of September 30, 2004 and 2003 and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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


                                          /s/ S. W. Hatfield, CPA
                                          --------------------------
                                          S. W. HATFIELD, CPA
Dallas, Texas
October 22, 2004

                        CENTURY PARK PICTURES CORPORATION
                                 BALANCE SHEETS
                           September 30, 2004 and 2003

                                                                        September 30,         September 30,
                                                                            2004                  2003
                                                                         -----------           -----------
                                     ASSETS

CURRENT ASSETS
   Cash on hand and in bank                                              $        --           $        --
                                                                         -----------           -----------
      TOTAL CURRENT ASSETS                                                        --                    --
                                                                         -----------           -----------

PROPERTY AND EQUIPMENT - AT COST
   Furniture and fixtures                                                     94,077                94,077
   Less accumulated depreciation                                             (94,077)              (94,077)
                                                                         -----------           -----------
      NET PROPERTY AND EQUIPMENT                                                  --                    --
                                                                         -----------           -----------
OTHER ASSETS
   Rent deposits                                                                 926                   926
                                                                         -----------           -----------

TOTAL ASSETS                                                             $       926           $       926
                                                                         ===========           ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Notes payable                                                         $        --           $   100,000
   Accounts payable - trade                                                      395                    --
   Accrued officer compensation                                              354,500               354,500
   Accrued interest payable                                                       --                73,714
   Other accrued expenses                                                         --                 9,027
   Advances from shareholder                                                  37,744                27,887
                                                                         -----------           -----------
      TOTAL CURRENT LIABILITIES                                              392,639               565,128
                                                                         -----------           -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Common stock - $0.001 par value
     200,000,000 shares authorized
     72,456,441 and 62,993,541 shares
      issued and outstanding, respectively                                    72,456                62,994
   Additional paid-in capital                                              6,804,569             6,717,299
   Accumulated deficit                                                    (7,268,738)           (7,344,495)
                                                                         -----------           -----------
      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                  (391,713)             (564,202)
                                                                         -----------           -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                     $       926           $       926
                                                                         ===========           ===========

   The accompanying notes are an integral part of these financial statements.

                        CENTURY PARK PICTURES CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     Years ended September 30, 2004 and 2003

                                                          Year ended             Year ended
                                                         September 30,          September 30,
                                                             2004                   2003
                                                         ------------           ------------
REVENUES                                                 $         --           $         --
                                                         ------------           ------------
EXPENSES
   General and administrative expenses                          9,095                 19,022
                                                         ------------           ------------

LOSS FROM OPERATIONS                                           (9,095)               (19,022)

OTHER EXPENSE
   Interest expense                                            (2,104)               (41,005)
                                                         ------------           ------------

LOSS BEFORE PROVISION FOR INCOME TAXES
 AND EXTRAORDINARY ITEM                                       (11,199)               (60,027)

PROVISION FOR INCOME TAXES                                         --                     --
                                                         ------------           ------------

LOSS BEFORE EXTRAORDINARY ITEM                                (11,199)               (60,027)

EXTRAORDINARY ITEM
   Extinguishment of notes payable and
    accrued interest, net of income taxes                      86,956                     --
                                                         ------------           ------------

NET INCOME (LOSS)                                              75,757                (60,027)

OTHER COMPREHENSIVE INCOME                                         --                     --
                                                         ------------           ------------

COMPREHENSIVE INCOME (LOSS)                              $     75,757           $    (60,027)
                                                         ============           ============
Income (Loss) per weighted-average
 share of common stock outstanding,
 computed on Net Loss - basic and fully diluted
   From continuing operations                            $      (0.00)          $      (0.00)
   From extraordinary item                                       0.00                   0.00
                                                         ------------           ------------
                                                         $      (0.00)          $      (0.00)
                                                         ============           ============
Weighted-average number of shares
 of common stock outstanding                               70,827,581             24,145,480
                                                         ============           ============

   The accompanying notes are an integral part of these financial statements.

                        CENTURY PARK PICTURES CORPORATION
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     Years ended September 30, 2004 and 2003

                                            Common Stock        Additional
                                       --------------------       paid-in      Accumulated
                                       Shares        Amount       capital        deficit           Total
                                       ------        ------       -------        -------           -----
BALANCES AT OCTOBER 1, 2002           9,886,641     $ 9,887     $6,191,566     $(7,284,468)     $(1,083,015)

Conversion of notes payable
 and accrued interest payable
 to common stock                     53,106,900      53,107        477,962              --          531,069

Forgiveness of accrued interest              --          --          6,766              --            6,766

Contribution of imputed interest
 on suspended interest on
 notes payable                               --          --         41,005              --           41,005

Net loss for the year                        --          --             --         (60,027)         (60,027)
                                     ----------     -------     ----------     -----------      -----------

BALANCES AT SEPTEMBER 30, 2003       62,993,541      62,994      6,717,299      (7,344,495)        (564,202)

Conversion of notes payable
 and accrued interest payable
 to common stock                      8,675,800       8,675         78,082              --           86,758

Contribution of imputed interest
 on suspended interest on
 notes payable                               --          --          2,104              --            2,104

Common stock issued for
 debt conversion services               787,100         787          7,084              --            7,871

Net loss for the year                        --          --             --          75,757           75,757
                                     ----------     -------     ----------     -----------      -----------

BALANCES AT SEPTEMBER 30, 2004       72,456,441     $72,456     $6,804,569     $(7,268,738)     $  (391,713)
                                     ==========     =======     ==========     ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                        CENTURY PARK PICTURES CORPORATION
                            STATEMENTS OF CASH FLOWS
                     Years ended September 30, 2004 and 2003

                                                                   Year ended         Year ended
                                                                  September 30,      September 30,
                                                                      2004               2003
                                                                    --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                                                $ 75,757           $(60,027)
   Adjustments to reconcile net income to net cash
    provided by operating activities
      Extinguishment of notes payable and accrued interest           (86,956)                --
      Consulting fees paid with common stock                           7,870                 --
      Contribution of interest expense related to
       suspended interest payable on notes payable                     2,104             41,005
   Increase (Decrease) in
      Accounts payable                                                   395                 --
      Other accrued expenses                                          (9,027)                --
      Accrued interest payable                                            --                 --
                                                                    --------           --------
NET CASH USED IN OPERATING ACTIVITIES                                 (9,857)           (19,022)
                                                                    --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                                      --                 --
                                                                    --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Funds advanced by officer/shareholder                               9,857             19,022
                                                                    --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              9,857             19,022
                                                                    --------           --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          --                 --

Cash and cash equivalents at beginning of period                          --                 --
                                                                    --------           --------

Cash and cash equivalents at end of period                          $     --           $     --
                                                                    ========           ========

SUPPLEMENTAL DISCLOSURES OF INTEREST AND INCOME TAXES PAID
   Interest paid during the period                                  $     --           $     --
                                                                    ========           ========
   Income taxes paid (refunded)                                     $     --           $     --
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

(2) Property and equipment

     Property and equipment consists of furniture and fixtures and is stated at the lower of depreciated cost or net realizable value.

3. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2004 and 2003, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of September 30, 2004 and 2003, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have limited net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of any future change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     The Company had no common stock equivalents outstanding at September 30, 2004 or 2003, respectively.

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

                        CENTURY PARK PICTURES CORPORATION

NOTE F - NOTES PAYABLE - CONTINUED

On December 3, 2003, upon the failure to timely convert or post a timely claim for repayment, the Company's Board of Directors, acting upon the advise of legal counsel, voided the remaining outstanding unconverted notes payable of approximately $50,000 and the associated accrued interest of approximately $36,956 and recognized a one-time gain on the technical forgiveness of these debts.

For the respective years ended September 30, 2004 and 2003, the Company has recognized approximately $2,104 and $41,005 in additional paid-in capital for imputation of suspended interest on these notes.

NOTE G - RELATED PARTY TRANSACTIONS

Through September 30, 2004, the Company's Chief Executive Officer has advanced the Company approximately $37,744 to support operations, settle outstanding trade accounts payable and provide working capital. The advance is repayable upon demand and is non-interest bearing and is unsecured.

As of September 30, 2004 and 2003, respectively, the Company owed the Company's Chief Executive Officer approximately $354,500 for cumulative accrued salary.


NOTE H - INCOME TAXES

The components of income tax (benefit) expense for the years ended September 30, 2004 and 2003, respectively, are as follows:

                                       Year ended               Year ended
                                      September 30,            September 30,
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
                                      ============             ============

As of September 30, 2004, the Company has a Federal net operating loss carryforward of approximately $3,100,000 and a State net operating loss carryforward of approximately $790,000 to offset future taxable income. Subject to current regulations, these carryforwards will expire between 2002 and 2015.

                (Remainder of this page left blank intentionally)

                        CENTURY PARK PICTURES CORPORATION

NOTE H - INCOME TAXES - CONTINUED

The Company's income tax expense for each of the years ended September 30, 2004 and 2003, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                    Year ended      Year ended
                                                   September 30,   September 30,
                                                       2004            2003
                                                     --------        --------

Statutory rate applied to earnings (loss) before
 income taxes                                        $ 25,750        $ 20,400
Increase (decrease) in income taxes resulting from:
  State income taxes                                       --              --
  Other, including reserve for deferred tax asset    $(25,750)        (20,400)
                                                     --------        --------

     Income tax expense                              $     --        $     --
                                                     ========        ========

Temporary differences, consisting primarily of statutory differences between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of the respective years ended September 30, 2004 and 2003.

                                                               Year ended September 30, 2004
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
                                                      ===========       ===========       ===========

                        CENTURY PARK PICTURES CORPORATION

NOTE H - INCOME TAXES - CONTINUED

During the years ended September 30, 2004 and 2003, respectively, the valuation allowance increased (decreased) by approximately $-0- and $-0-. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

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


                (Remainder of this page left blank intentionally)