Form 10QSB
period 2004-12-31
CENTURY PARK PICTURES CORP
filed 2005-02-03
CIK 728387

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: January 24, 2005: 72,456,441

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                        CENTURY PARK PICTURES CORPORATION

               Form 10-QSB for the Quarter ended December 31, 2004

                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis or Plan of Operation           12

  Item 3 Controls and Procedures                                             14


PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                   14

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds         14

  Item 3 Defaults Upon Senior Securities                                     14

  Item 4 Submission of Matters to a Vote of Security Holders                 14

  Item 5 Other Information                                                   14

  Item 6 Exhibits                                                            14


SIGNATURES                                                                   15

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                        CENTURY PARK PICTURES CORPORATION
                                 BALANCE SHEETS
                           December 31, 2004 and 2003

                                   (UNAUDITED)

                                                                                          (Restated)
                                                                    December 31,          December 31,
                                                                       2004                  2003
                                                                    -----------           -----------
                                     ASSETS
CURRENT ASSETS
  Cash on hand and in bank                                          $        --           $        --
                                                                    -----------           -----------

      TOTAL CURRENT ASSETS                                                   --                    --
                                                                    -----------           -----------
PROPERTY AND EQUIPMENT - AT COST
  Furniture and fixtures                                                 94,077                94,077
  Less accumulated depreciation                                         (94,077)              (94,077)
                                                                    -----------           -----------
      NET PROPERTY AND EQUIPMENT                                             --                    --
                                                                    -----------           -----------
OTHER ASSETS
  Rent deposits                                                             926                   926
                                                                    -----------           -----------

TOTAL ASSETS                                                        $       926           $       926
                                                                    ===========           ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable - trade                                          $       320           $        --
  Other accrued expenses                                                     --                 9,027
  Advances from shareholder                                              41,393                30,821
  Accrued officer compensation                                          354,500               354,500
                                                                    -----------           -----------
      TOTAL CURRENT LIABILITIES                                         396,213               394,348
                                                                    -----------           -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock - $0.001 par value
   200,000,000 shares authorized
   72,456,441 shares issued and outstanding, respectively                72,456                72,456
  Additional paid-in capital                                          6,804,569             6,804,569
  Accumulated deficit                                                (7,272,312)           (7,270,447)
                                                                    -----------           -----------

      TOTAL SHAREHOLDERS' EQUITY                                       (395,287)             (393,422)
                                                                    -----------           -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $       926           $       926
                                                                    ===========           ===========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                        CENTURY PARK PICTURES CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                  Three months ended December 31, 2004 and 2003

                                   (UNAUDITED)

                                                                                               (Restated)
                                                                       Three months            Three months
                                                                           ended                  ended
                                                                        December 31,           December 31,
                                                                            2004                   2003
                                                                        ------------           ------------
REVENUES                                                                $         --           $         --
                                                                        ------------           ------------
EXPENSES
  General and administrative expenses                                          3,574                 10,804
                                                                        ------------           ------------

LOSS FROM OPERATIONS                                                          (3,574)               (10,804)

OTHER INCOME (EXPENSE)
  Interest expense                                                                --                 (2,104)
                                                                        ------------           ------------

LOSS BEFORE PROVISION FOR INCOME TAXES AND EXTRAORDINARY ITEM                 (3,574)               (12,908)

PROVISION FOR INCOME TAXES                                                        --                     --
                                                                        ------------           ------------

LOSS BEFORE EXTRAORDINARY ITEM                                                (3,574)               (12,908)

EXTRAORDINARY ITEM
   Forgiveness and extinguishment of
     notes payable and accrued interest                                           --                 86,956
                                                                        ------------           ------------

NET INCOME (LOSS)                                                             (3,574)                74,048

OTHER COMPREHENSIVE INCOME                                                        --                     --
                                                                        ------------           ------------

COMPREHENSIVE INCOME (LOSS)                                             $     (3,574)          $     74,048
                                                                        ============           ============
Net loss per weighted-average share of common stock
 outstanding, calculated on Net Loss - basic and fully diluted
 From continuing operations                                             $      (0.00)          $      (0.00)
 From extraordinary item                                                        0.00                   0.00
                                                                        ------------           ------------
                                                                        $      (0.00)          $      (0.00)
                                                                        ============           ============
Weighted-average number of shares of common stock outstanding             72,456,441             65,728,304
                                                                        ============           ============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                        CENTURY PARK PICTURES CORPORATION
                            STATEMENTS OF CASH FLOWS
                  Three months ended December 31, 2004 and 2003

                                   (UNAUDITED)

                                                                                              (Restated)
                                                                          Three months       Three months
                                                                             ended               ended
                                                                           December 31,       December 31,
                                                                              2004               2003
                                                                            --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                                         $ (3,574)          $ 74,048
  Adjustments to reconcile net income to net cash
   provided by operating activities
     Forgiveness of notes payable and accrued interest                            --            (86,956)
     Consulting fees paid with common stock                                       --              7,870
     Contribution of interest expense related to
      suspended interest payable on notes payable                                 --              2,104
     Increase (Decrease) in
       Accounts payable and accrued expenses                                     (75)                --
                                                                            --------           --------

NET CASH USED IN OPERATING ACTIVITIES                                         (3,649)            (2,934)
                                                                            --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                                              --                 --
                                                                            --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Funds advanced by officer/shareholder                                        3,649              2,934
                                                                            --------           --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                      3,649              2,934
                                                                            --------           --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  --                 --

Cash and cash equivalents at beginning of period                                  --                 --
                                                                            --------           --------

Cash and cash equivalents at end of period                                  $     --           $     --
                                                                            ========           ========

SUPPLEMENTAL DISCLOSURES OF INTEREST AND INCOME TAXES PAID
  Interest paid during the period                                           $     --           $     --
                                                                            ========           ========
  Income taxes paid (refunded)                                              $     --           $     --
                                                                            ========           ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
  Conversion of outstanding notes payable into common stock                 $     --           $ 50,000
                                                                            ========           ========
  Conversion of accrued interest payable into common stock                  $     --           $ 36,758
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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended September 30, 2004. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending September 30, 2005.

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

3. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2004 and 2003, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

                        CENTURY PARK PICTURES CORPORATION

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

3. Income Taxes - continued

     As of December 31, 2004 and 2003, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have limited net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of any future change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     The Company had no common stock equivalents outstanding at December 31, 2004 or 2003, respectively.

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

NOTE G - RELATED PARTY TRANSACTIONS

Through December 31, 2004, the Company's Chief Executive Officer has advanced the Company approximately $41,400 to support operations, settle outstanding trade accounts payable and provide working capital. The advance is repayable upon demand and is non-interest bearing and is unsecured.

As of December 31, 2004 and 2003, respectively, the Company owed the Company's Chief Executive Officer approximately $354,500 for cumulative accrued salary.

NOTE H - INCOME TAXES

The components of income tax (benefit) expense for each of the three month periods ended December 31, 2004 and 2003, respectively, are as follows:

                                       Three months           Three months
                                          ended                   ended
                                       December 31,            December 31,
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
                                       ============            ============

As of December 31, 2004, the Company has a Federal net operating loss carryforward of approximately $3,100,000 and a State net operating loss carryforward of approximately $790,000 to offset future taxable income. Subject to current regulations, these carryforwards will expire between 2002 and 2015.

                        CENTURY PARK PICTURES CORPORATION

NOTE H - INCOME TAXES - CONTINUED

The Company's income tax benefit (expense) for each of the three month periods ended December 31, 2004 and 2003, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                   Three months     Three months
                                                       ended           ended
                                                    December 31,    December 31,
                                                        2004            2003
                                                      -------         -------
Statutory rate applied to earnings (loss)
 before income taxes                                  $(1,215)       $ 25,175
Increase (decrease) in income taxes resulting from:
 State income taxes                                        --              --
 Other, including reserve for deferred tax asset        1,215         (25,175)
                                                      -------        --------

    Income tax expense                                $    --        $     --
                                                      =======        ========

Temporary differences, consisting primarily of statutory differences between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of the respective years ended September 30, 2004 and 2003.

                                                               Year ended September 30, 2004
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

The Company has had no operations, assets or liabilities since its fiscal year ended September 30, 1999.

General and administrative expenses for the three months ended December 31, 2004 and 2003 were approximately $3,574 and $10,804, respectively. Interest expense on the outstanding $-0- and $100,000 in notes payable was approximately $-0- and $2,107 for each of the respective three month periods.

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

Net income (loss) for the three months ended December 31, 2004 and 2003, respectively, was approximately $(3,574) and $74,048, respectively. Earnings per share for the respective quarters ended December 31, 2004 and 2003 was $0.00 and $0.00 on the weighted-average post-reverse split shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 (Exchange Act).

At December 31, 2004, September 30, 2004 and December 31, 2003, respectively, the Company had working capital of approximately $(396,200), $(392,600) and $(394,300).

Management intends to continue to restrict expenditures with respect to the future development of entertainment properties and has suspended the marketing of its completed properties due to the lack of working capital. The Company has two completed properties. The costs of development have been written off. Accordingly, the Company will incur little, if any, costs of marketing. Management believes these actions may contribute to the Company's future liquidity. The Company has no material commitments for capital expenditures as of December 31, 2004, or subsequent thereto, and anticipates no significant capital expenditures for future periods.

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

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

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


Dated: January 24, 2005                     /s/ Thomas K. Scallen.
       ----------------                     ------------------------------------
                                                               Thomas K. Scallen
                                              Chairman, Chief Executive Officer,
                                            Chief Financial Officer and Director