Form 10QSB
period 2005-03-31
CENTURY PARK PICTURES CORP
filed 2005-05-12
CIK 728387

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 11, 2005: 74,956,441

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                        CENTURY PARK PICTURES CORPORATION

                Form 10-QSB for the Quarter ended March 31, 2005

                                Table of Contents


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis or Plan of Operation           12

  Item 3 Controls and Procedures                                             14


PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                   14

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds         14

  Item 3 Defaults Upon Senior Securities                                     14

  Item 4 Submission of Matters to a Vote of Security Holders                 14

  Item 5 Other Information                                                   14

  Item 6 Exhibits                                                            15

SIGNATURES                                                                   15

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

                        CENTURY PARK PICTURES CORPORATION
                                 BALANCE SHEETS
                             March 31, 2005 and 2004

                                   (UNAUDITED)

                                                                    (Restated)
                                                 March 31,           March 31,
                                                   2005                2004
                                                -----------         -----------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                     $        --         $        --
                                                -----------         -----------
      TOTAL CURRENT ASSETS                               --                  --
                                                -----------         -----------

PROPERTY AND EQUIPMENT - AT COST
   Furniture and fixtures                            94,077              94,077
      Less accumulated depreciation                 (94,077)            (94,077)
                                                -----------         -----------
      NET PROPERTY AND EQUIPMENT                         --                  --
                                                -----------         -----------
OTHER ASSETS
   Rent deposits                                        926                 926
                                                -----------         -----------

TOTAL ASSETS                                    $       926         $       926
                                                ===========         ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES
   Accounts payable - trade                     $       470         $        --
   Other accrued expenses                                --               9,027
   Advances from shareholder                         43,703              32,414
   Accrued officer compensation                      50,000             354,500
                                                -----------         -----------
      TOTAL CURRENT LIABILITIES                      93,703             395,941
                                                -----------         -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common stock - $0.001 par value
    200,000,000 shares authorized
    72,456,441 shares issued and outstanding         72,456              72,456
   Additional paid-in capital                     6,804,569           6,804,569
   Accumulated deficit                           (6,970,272)         (7,272,040)
                                                -----------         -----------

      TOTAL SHAREHOLDERS' EQUITY                    (93,247)           (395,015)
                                                -----------         -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $       926         $       926
                                                ===========         ===========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                        CENTURY PARK PICTURES CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
               Six and Three months ended March 31, 2004 and 2004

                                   (UNAUDITED)

                                                                  (Restated)                          (Restated)
                                                Three months      Six months       Three months       Six months
                                                   ended            ended             ended             ended
                                                  March 31,        March 31,         March 31,         March 31,
                                                    2005             2004              2005              2004
                                                 -----------      -----------       -----------       -----------
REVENUES                                         $        --      $        --       $        --       $        --
                                                 -----------      -----------       -----------       -----------
EXPENSES
   General and administrative expenses                 6,034           12,397             2,460             1,591
   Officer compensation                             (304,500)              --          (304,500)               --
                                                 -----------      -----------       -----------       -----------
      TOTAL EXPENSES                                (298,466)          12,397          (302,040)            1,591
                                                 -----------      -----------       -----------       -----------

INCOME (LOSS) FROM OPERATIONS                        298,466          (12,397)          302,040            (1,591)

OTHER INCOME (EXPENSE)
   Interest expense                                       --           (2,104)               --                --
                                                 -----------      -----------       -----------       -----------
INCOME (LOSS) BEFORE PROVISION FOR
   INCOME TAXES AND EXTRAORDINARY ITEM               298,466          (14,501)          302,040            (1,591)

PROVISION FOR INCOME TAXES                                --               --                --                --
                                                 -----------      -----------       -----------       -----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM              298,466          (14,501)          302,040            (1,591)

EXTRAORDINARY ITEM
   Forgiveness and extinguishment of
    notes payable and accrued interest                    --           86,956                --                --
                                                 -----------      -----------       -----------       -----------

NET INCOME (LOSS)                                    298,466           72,455           302,040            (1,591)

OTHER COMPREHENSIVE INCOME                                --               --                --                --
                                                 -----------      -----------       -----------       -----------

COMPREHENSIVE INCOME (LOSS)                      $   298,466      $    72,455       $   302,040       $    (1,591)
                                                 ===========      ===========       ===========       ===========
Net loss per weighted-average share of common
 stock outstanding, calculated on Net Loss -
 basic and fully diluted
  From continuing operations                     $     (0.00)     $     (0.00)      $     (0.00)      $     (0.00)
  From extraordinary item                               0.00             0.00              0.00              0.00
                                                 -----------      -----------       -----------       -----------
                                                 $     (0.00)     $     (0.00)      $     (0.00)      $     (0.00)
                                                 ===========      ===========       ===========       ===========
Weighted-average number of shares
 of common stock outstanding                      72,456,441       69,198,721        72,456,441        72,456,441
                                                 ===========      ===========       ===========       ===========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                        CENTURY PARK PICTURES CORPORATION
                            STATEMENTS OF CASH FLOWS
                    Six months ended March 31, 2005 and 2004

                                   (UNAUDITED)

                                                                                                   (Restated)
                                                                               Six months          Six months
                                                                                 ended               ended
                                                                                March 31,           March 31,
                                                                                  2005                2004
                                                                                ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                                             $ 298,466           $  72,455
  Adjustments to reconcile net income to net cash
   provided by operating activities
     Forgiveness of notes payable and accrued interest                                 --             (86,956)
     Consulting fees paid with common stock                                            --               7,870
     Contribution of interest expense related to
      suspended interest payable on notes payable                                      --               2,104
     Increase (Decrease) in
       Accounts payable and accrued expenses                                     (304,500)                 --
                                                                                ---------           ---------

NET CASH USED IN OPERATING ACTIVITIES                                              (6,034)             (4,527)
                                                                                ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES                                                   --                  --
                                                                                ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Funds advanced by officer/shareholder                                             6,034               4,527
                                                                                ---------           ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                           6,034               4,527
                                                                                ---------           ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       --                  --

Cash and cash equivalents at beginning of period                                       --                  --
                                                                                ---------           ---------

Cash and cash equivalents at end of period                                      $      --           $      --
                                                                                =========           =========

SUPPLEMENTAL DISCLOSURES OF INTEREST AND INCOME TAXES PAID
  Interest paid during the period                                               $      --           $      --
                                                                                =========           =========
  Income taxes paid (refunded)                                                  $      --           $      --
                                                                                =========           =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
  Conversion of outstanding notes payable into common stock                     $      --           $  50,000
                                                                                =========           =========
  Conversion of accrued interest payable into common stock                      $      --           $  36,758
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

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Cash and cash equivalents

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2. Property and equipment

     Property and equipment consists of furniture and fixtures and is stated at the lower of depreciated cost or net realizable value.

3. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2005 and 2004, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

                        CENTURY PARK PICTURES CORPORATION

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

3. Income Taxes - continued

     As of March 31, 2005 and 2004, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have limited net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of any future change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At March 31, 2005 and 2004, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

NOTE G - RELATED PARTY TRANSACTIONS

Through March 31, 2005, the Company's Chief Executive Officer has advanced the Company approximately $44,000 to support operations, settle outstanding trade accounts payable and provide working capital. The advance is repayable upon demand and is non-interest bearing and is unsecured.

Through December 31, 2004, the Company owed the Company's Chief Executive Officer approximately $354,500 for cumulative accrued salary. During the quarter ended March 31, 2005, the Company's Chief Executive Officer forgave approximately $304,500 in accrued salary for prior periods.

NOTE H - INCOME TAXES

The components of income tax (benefit) expense for each of the six month periods ended March 31, 2005 and 2004, respectively, are as follows:

                                        Six months              Six months
                                          ended                   ended
                                        March 31,                March 31,
                                           2005                    2004
                                       ------------            ------------
      Federal:
       Current                         $         --            $         --
       Deferred                                  --                      --
                                       ------------            ------------
                                                 --                      --
                                       ------------            ------------
     State:
       Current                                   --                      --
       Deferred                                  --                      --
                                       ------------            ------------
                                                 --                      --
                                       ------------            ------------
         Total                         $         --            $         --
                                       ============            ============

As of March 31, 2005, the Company has a Federal net operating loss carryforward of approximately $3,100,000 and a State net operating loss carryforward of approximately $790,000 to offset future taxable income. Subject to current regulations, these carryforwards expire, if unused, through 2015.

                        CENTURY PARK PICTURES CORPORATION

NOTE H - INCOME TAXES - CONTINUED

The Company's income tax benefit (expense) for each of the six month periods ended March 31, 2005 and 2004, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                     Six months      Six months
                                                       ended           ended
                                                      March 31,       March 31,
                                                        2005            2004
                                                      -------         -------
Statutory rate applied to earnings (loss)
 before income taxes                                  $101,500        $ 24,635
Increase (decrease) in income taxes resulting from:
 State income taxes                                        --               --
 Other, including reserve for deferred tax asset      (101,500)        (24,635)
                                                      --------        --------

    Income tax expense                                $     --        $     --
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

NOTE L - SUBSEQUENT EVENT

On or about May 2, 2005, the Company sold an aggregate 2,500,000 shares of unregistered, restricted common stock for cash proceeds of approximately $85,000 to three (3) separate individuals, including 148,000 shares to the Company's President. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.




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

General and administrative expenses for the six months ended March 31, 2005 and 2004 were approximately $6,034 and $12,400, respectively. Interest expense on the outstanding $-0- and $100,000 in notes payable was approximately $-0- and $2,107 for each of the respective six month periods.

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

During the quarter ended March 31, 2005, the Company's President and Chief Executive Officer forgave an aggregate $304,500 in accrued compensation from prior periods. The effect of this action is reflected in the accompanying financial statements as of March 31, 2005.

Net income (loss) for the six months ended March 31, 2005 and 2004, respectively, was approximately $298,500 and $72,500, respectively. Earnings per share for the respective six month periods and quarters ended March 31, 2005 and 2004 was $0.00, $0.00, $0.00 and $0.00 on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 (Exchange Act).

At March 31,  2005,  September  30, 2004 and March 31, 2004,  respectively,  the
Company  had  working  capital  of  approximately   $(94,000),   $(392,600)  and
$(395,900).

Management intends to continue to restrict expenditures with respect to the future development of entertainment properties and has suspended the marketing of its completed properties due to the lack of working capital. The Company has two completed properties. The costs of development have been written off. Accordingly, the Company will incur little, if any, costs of marketing. Management believes these actions may contribute to the Company's future liquidity. The Company has no material commitments for capital expenditures as of March 31, 2005, or subsequent thereto, and anticipates no significant capital expenditures for future periods.

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

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

On or about May 2, 2005, the Company sold an aggregate 2,500,000 shares of unregistered, restricted common stock for cash proceeds of approximately $85,000. The purchasing individuals are Andrew Eccelstone - 1,470,000 shares; Gary Boster - 882,000 shares and Philip and Stephanie Rogers - 148,000 shares. Mr. Rogers is the Company's President. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

The Company granted "piggy-back" registration rights to the holders of the shares of common stock which would entitle a holder to request that the Company register the common stock if the Company files a registration statement at any time prior to three years from the date the Company sold such shares of common stock. The Company has agreed to keep such registration statement current for up to 270 days. The Company has agreed to pay all expenses associated with any registration of the common stock except any underwriter's commissions or fees or any fees of others employed by a selling shareholder, including attorneys' fees; which shall be the responsibility of the selling shareholder.

Contractually, not more than $50,000 of the gross proceeds may be used to either pay or repay accrued compensation to Thomas Scallen, the Company's Chief Executive Officer or advances made by Mr. Scallen to support the Company's operations.

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

                                            CENTURY PARK PICTURES CORPORATION


Dated: May 11, 2005                         /s/ Thomas K. Scallen.
       ------------                         ------------------------------------
                                                               Thomas K. Scallen
                                              Chairman, Chief Executive Officer,
                                            Chief Financial Officer and Director