Form 10QSB
period 2005-12-31
IsoRay, Inc.
filed 2006-02-17
CIK 728387

United States Securities and Exchange Commission
Washington, d.c. 20549

FORM 10-QSB

Quarterly Report of Small Business Issuers under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2005

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

The registrant is not a shell company (as defined in Rule 12b-2 of the Exchange Act).

Number of shares outstanding of each of the issuer's classes of common equity:

Class	Outstanding as of February 10, 2006
Common stock, $0.001 par value	14,495,603

The issuer is not using the Transitional Small Business Disclosure format.

ISORAY, INC.

i

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

IsoRay, Inc. and Subsidiary
Consolidated Balance Sheets

	(Unaudited)
	December 31,	June 30,
	2005	2005

ASSETS

Current assets:
Cash and cash equivalents	$648,684	$32,587
Accounts receivable, net	467,616	—
Inventory	156,019	—
Prepaid expenses	208,942	—

Total current assets	1,481,261	32,587

Fixed assets, net of accumulated depreciation and amortization	1,627,443	—
Other assets, net of accumulated amortization	754,305	—

Total assets	$3,863,009	$32,587

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$425,048	$21,355
Accrued payroll and related taxes	222,958	—
Accrued interest payable	83,390	—
Notes payable, due within one year	244,219	—
Capital lease obligations, due within one year	174,930	—

Total current liabilities	1,150,545	21,355

Notes payable, due after one year	531,194	—
Capital lease obligations, due after one year	295,874	—
Convertible debentures payable, due after one year	530,000	—

Total liabilities	2,507,613	21,355

Shareholders' equity:
Preferred stock, $.001 par value; 6,000,000 shares authorized:
Series A: 1,000,000 shares allocated; no shares issued and outstanding	—	—
Series B: 5,000,000 shares allocated; 292,328 and no shares issued and outstanding	292	—
Common stock, $.001 par value; 194,000,000 shares authorized; 13,383,139 and 2,498,319 shares issued and outstanding	13,383	2,498
Subscriptions receivable (Note 8)	(6,227,067)	—
Additional paid-in capital	16,835,833	7,307,600
Accumulated deficit	(9,267,045)	(7,298,866)

Total shareholders' equity	1,355,396	11,232

Total liabilities and shareholders' equity	$3,863,009	$32,587

The accompanying notes are an integral part of the financial statements.

IsoRay, Inc and Subsidiary
Consolidated Statements of Operations
Three and Six Months Ended December 31, 2005 and 2004 (Unaudited)

	For the three months ended December 31, 2005	December 31, 2004	For the six months ended December 31, 2005	December 31, 2004

Product sales	$486,247	$—	$697,162	$—
Cost of product sales	916,274	—	1,636,440	—

Gross profit (loss)	(430,027)	—	(939,278)	—

Operating expenses:
Research and development	96,837	—	122,619	—
Sales and marketing expenses	340,532	—	655,571	—
General and administrative expenses	675,444	3,574	1,636,393	7,743

Total operating expenses	1,112,813	3,574	2,414,583	7,743

Operating loss	(1,542,840)	(3,574)	(3,353,861)	(7,743)

Non-operating income (expense):
Interest income	3,193	—	10,152	—
Financing expense	(195,480)	—	(351,108)	—
Debt conversion expense (Note 7)	(244,097)	—	(244,097)	—

Non-operating income (expense), net	(436,384)	—	(585,053)	—

Net loss	$(1,979,224)	$(3,574)	$(3,938,914)	$(7,743)

Net loss per weighted-average share of common stock	$(0.17)	Nil	$(0.36)	Nil

Basic weighted average shares outstanding	11,852,047	2,415,214	10,844,913	2,415,214

The accompanying notes are an integral part of the financial statements.

IsoRay, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Six Months Ended December 31, 2005 and 2004 (Unaudited)

	For the six months ended
	December 31,	December 31,
	2005	2004

Net loss	$(3,938,914)	$(7,743)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization of fixed assets	95,432	—
Amortization of deferred financing costs and other assets	103,546	—
Compensation recorded in connection with issuance of common stock	330,000	—
Rent expense paid by issuance of common stock	30,009	—
Repair and maintenance expense paid by issuance of common stock	14,752	—
Debt conversion expense (Note 7)	244,097	—
Changes in operating assets and liabilities:
Accounts receivable, net	(417,647)	—
Inventory	(74,093)	—
Prepaid expenses	62,350	—
Accounts payable	(291,895)	(75)
Accrued payroll and related taxes	65,032	—
Accrued interest payable	42,065	—
Other accrued expenses	—	395

Net cash used by operating activities	(3,735,266)	(7,423)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(347,357)	—
Additions to other assets	(64,096)	—

Net cash used by investing activities	(411,453)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Funds advanced by officer/shareholder	—	7,423
Net advances on line of credit	200,000	—
Proceeds from issuance of notes payable	250,000	—
Proceeds from sales of convertible debentures payable	550,000	—
Principal payments on notes payable	(279,926)	—
Principal payments on capital lease obligations	(66,329)	—
Proceeds from cash sales of common stock, net of issuance costs	2,324,168	—
Proceeds from cash sales of common stock, pursuant to exercise of warrants	59,565	—
Proceeds from cash sales of common stock, pursuant to exercise of options	72,928	—
Payments to common shareholders in lieu of issuing fractional shares	(734)	—

Net cash provided by financing activities	3,109,672	7,423

Net decrease in cash and cash equivalents	(1,037,047)	—

Cash and cash equivalents, beginning of period	1,685,731	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$648,684	$—

Supplemental disclosures of cash flow information:
Cash paid for interest	$205,497	$—

Non-cash investing and financing activities:
Exchange of convertible debentures payable for shares of common stock	$3,607,875

Fixed assets acquired by capital lease obligations	$507,947

Prepaid rent paid by issuance of common stock	$90,026

The accompanying notes are an integral part of the financial statements.

NOTE 1— ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization:

The accompanying consolidated financial statements are those of IsoRay, Inc. (“the Company”), formerly known as Century Park Pictures Corporation, and its subsidiary operating company, IsoRay Medical, Inc. (“IsoRay Medical”). Both companies are headquartered in Richland, Washington.

The accompanying consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of June 30, 2005, and for the nine months then ended, as contained in the Company’s transitional report on Form 10-KSB filed on October 11, 2005, and with the audited financial statements of IsoRay Medical as of June 30, 2005 and 2004, and for the years then ended, filed on Form 8-K on November 3, 2005.

Segment Reporting and Major Customers:

IsoRay Medical operates in a single segment: isotope-based medical devices. IsoRay Medical began production and sales of its initial FDA approved product, the IsoRay 131Cs brachytherapy seed, in October 2004 for the treatment of prostate cancer. Sales of the 131Cs brachytherapy seed comprise all operating revenues of the combined companies. Two customers individually comprised more than 10% of product sales for the three month period ended December 31, 2005: Chicago Prostate Cancer Center and Community Hospital of Los Gatos.

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

The accompanying consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of June 30, 2005, and for the nine months then ended, as contained in the Company’s transitional report on Form 10-KSB filed on October 11, 2005, and with the audited financial statements of IsoRay Medical as of June 30, 2005 and 2004, and for the years then ended, filed on Form 8-K on November 3, 2005.

Basis of consolidation - The accompanying unaudited consolidated financial statements reflect the balance sheets of IsoRay, Inc. and its subsidiary as of December 31, 2005, and the results of operation and statements of cash flows for the three and six months then ended net of all adjustments for inter-company transactions.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions and affect the amounts reported in the financial statements.

Cash and cash equivalents - Such assets consist of demand deposits, including interest-bearing money market accounts, held in one financial institution. These amounts are potentially subject to concentration of credit risk. The accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2005, uninsured cash balances totaled $615,246.

Inventory - Inventory is reported at the lower of cost, determined using the weighted average method, or net realizable value.

Revenue recognition - Revenue for the three and six months ended December 31, 2005 was derived solely from sales of the 131Cs brachytherapy seed. This product is shipped FOB shipping point, and is invoiced and the sale recorded in accounts receivable at the time of shipment.

Stock-based compensation - The Company currently provides stock-based compensation under two equity incentive plans approved by the Board of Directors on July 28, 2005: the Amended And Restated 2005 Employee Stock Option Plan, and the Amended and Restated 2005 Stock Option Plan. As of December 31, 2005, there were 2,817,774 options to purchase common stock outstanding, and 982,226 options remaining available for issuance under the Company’s equity incentive plans. Under the terms of the two plans, stock option grants are required to be granted with an exercise price equal to the market value of the underlying Company common stock at the date of grant. Options granted expire ten years after the grant date, and have various vesting periods.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“FAS 148”), which amends Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). FAS 148 requires companies to provide expanded footnote disclosures regarding stock-based expense, but still allows companies to retain the approach set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), provided that expanded footnote disclosure is presented. As of December 31, 2005, the Company had not yet adopted the fair value method of accounting for stock-based compensation under SFAS No. 123, and accounts for stock-based compensation for employees under APB 25. No compensation expense was recognized in net earnings, as all options had an exercise price equal to, or above, the market value of the common stock on the date of grant. In accordance with SFAS No. 148, the following table presents the effect on net earnings and net earnings per share had compensation cost of the Company’s stock plans been determined consistent with fair valuation rather than intrinsic valuation:

	For the three months ended		For the six months ended
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004

Net loss, as reported	$(1,979,224)	$(3,574)	$(3,938,914)	$(7,743)

Less: Stock-based compensation expense determined under fair value method for all stock options, net of related tax benefit	$(3,254)	$—	(159,254)	$-
Profoma net loss	$(1,982,478)	$(3,574)	$(4,098,168)	$(7,743)

Basic net loss per common share:
As reported	$(0.17)	$(0.00)	$(0.36)	$(0.00)
Proforma	$(0.17)	$(0.00)	$(0.38)	$(0.00)

Diluted net loss per common share:
As reported	$(0.17)	$(0.00)	$(0.36)	$(0.00)
Proforma	$(0.17)	$(0.00)	$(0.38)	$(0.00)

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

Earnings per share - Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. For the periods ended December 31, 2005 and 2004, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented, and is computed on the basis of the weighted-average number of common shares outstanding during the period presented. At December 31, 2005, the Company had 292,329 shares of preferred stock which are exchangeable, on a one-to-one basis, with common stock; debentures which could be converted into 127,711 shares of common stock; options and warrants to purchase 4,615,801 shares of common stock; and warrants to purchase 77,138 shares of preferred stock (which could be exchanged to common stock) issued and outstanding. If the Company had been profitable as of the end of the period, these 5,112,979 derivatives that are convertible, exercisable or exchangeable into common stock would have been included in a separate calculation for diluted EPS.

NOTE 2 — RELATED-PARTY TRANSACTIONS:

On July 28, 2005, the Board of Directors granted 100,000 options to purchase common stock to each of its three independent Directors: Thomas Lavoy, Stephen Boatwright, and Robert Kauffman. The requisite Form 4 has been filed with the SEC for each grantee. Additionally, the Board voted to compensate each of the independent Directors $1,000 per meeting for their attendance at the Board meetings. Directors who are also serving as management of the Company were not granted stock options for Director service, and will not be paid for attendance at Board meetings.

Mr. Boatwright is a member of Keller Rohrback, PLC, which provides legal services to the Company and IsoRay Medical. During the three and six months ended December 31, 2005, IsoRay Medical paid Keller Rohrback, PLC approximately $97,800, and $238,400 for legal services, respectively.

NOTE 3 - INCOME TAX:

As of December 31, 2005, the deferred tax asset related to the Company’s net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have limited net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of the July 28, 2005 merger which involved a change in control of more than 50 percentage points of the issued and outstanding securities of the Company.

NOTE 4 - GOING CONCERN:

The financial statements have been prepared assuming that the Company will continue as a going concern. Certain conditions indicate substantial doubt that the Company will continue as a going concern. These conditions include the Company’s cash balance of $648,684 at December 31, 2005, coupled with its cash expenditure rate of approximately $620,000 per month, excluding capital items that have recently been approximately $70,000 per month. Management has implemented plans to obtain additional cash for the Company (see Notes 8 and 9). However, there is no assurance these plans will be successful in providing the Company with the cash it needs on a timely basis through the end of the current fiscal year. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 5 -AMENDMENT OF PRIOR FILING:

The 10-QSB report for the three month period ended March 31, 2005 contained an overstatement of net income.  The overstatement was caused by an expense reversal of $304,500 of officer compensation, the actual amount forgiven by the Company’s CEO during the three month period ended March 31, 2005.  Although this amount was forgiven, the expense should not have been reversed.  Actual net loss for the three month period was ($6,034).  This expense reversal caused additional paid-in capital and accumulated deficit to be overstated by $304,500 for all financial periods, until the Company’s balance sheet was recapitalized by the accounting adjustments made pursuant to the merger with IsoRay Medical, Inc.   The balance sheet correctly reflected the financial position of the Company as of the three month period ended September 30, 2005 as shown in the financial statements provided in the Form 10-QSB report filed with the SEC on November 11, 2005.  Management believes the Company will need to amend the 10-QSB filing for the three month period ended March 31, 2005 and amend the Form 10-KSB filing for the transitional nine month period ended June 30, 2005 to reflect these changes.

NOTE 6 - CONTINGENCIES:

On December 14, 2005, the Company entered into an Economic Development Agreement (“Agreement”) with the Pocatello Development Authority ("PDA"), an urban renewal agency formed under the laws of the State of Idaho. Pursuant to the Agreement, the PDA has provided the Company with $200,000 of funding, to be used for costs associated with testing of production methods for Cesium-131 at Idaho's Advanced Test Reactor. This agreement stipulates that, pending successful test outcomes, and approval for reactor use, the Company will attempt to construct a manufacturing facility within the city limits of Pocatello so that operations begin no later than January 1, 2008. If the Company declines to build the manufacturing facility, it will be required to repay the $200,000 funding plus 5% interest from the date of disbursement, within 30 days demand from the PDA.

NOTE 7 - INDUCEMENT TO CONVERT DEBENTURES:

On December 13, 2005, the Board of Directors announced a short-term conversion inducement to current holders of IsoRay Medical, Inc. convertible debentures, originally issued in conjunction with the January 31, 2005 Private Placement Offering. Holders were permitted two conversion options: 1) convert under the original terms of the debenture to the Company’s common stock at a $4.15 conversion price, and register the newly issued shares in the Form SB-2 Registration Statement filed with the SEC on November 10, 2005, or 2) convert under terms essentially identical to those offered to purchasers of Units in the Offering of October 17, 2005: a $4.00 conversion price and one callable warrant to purchase one share of the Company's common stock at an exercise price of $6.00 per share for each share issued upon conversion (waiving registration rights for approximately one year). As of December 31, 2005, holders of $2,562,876 of debentures had converted to common stock of the Company responding to the inducement of the second exercise method described above. As of December 31, 2005, the Company had issued 640,719 shares of common stock (including approximately 23,160 incremental shares not previously available to holders of debentures under the original terms), and 640,719 warrants to purchase shares of common, exercisable at $6.00 per share. The Company recognized $244,097 in non-cash short-term inducement expense, in accordance with FASB Statement of Financial Accounting Standards No. 84.

NOTE 8 -SUBSCRIPTIONS RECEIVABLE:

On December 7, 2005, the Company entered into a SICAV ONE Securities Purchase Agreement and a SICAV TWO Securities Purchase Agreement (collectively, the "Purchase Agreements") with Mercatus & Partners, Limited, a United Kingdom private limited company ("Mercatus"). Pursuant to the Purchase Agreements, Mercatus has agreed, subject to receipt of sufficient funding, to purchase 1,778,146 shares of the Registrant's common stock at a purchase price of $3.502 per share. In the event sufficient funding is not received to enable Mercatus to purchase the shares within thirty days (which was extended through Friday, February 17, 2006 and may be further extended by management) from the date of delivery of the share certificates to the custodial bank, the share certificates will be returned to the Company and each party will have no further obligations under the Purchase Agreements. As of February 16, 2006, no funding had been received by the Company.

As part of the Purchase Agreements, the Company has agreed to amend, within sixty days of the date of the Purchase Agreements (this date has also been extended), its Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on November 10, 2005, to provide for registration of the shares being purchased by Mercatus.

NOTE 9 - SUBSEQUENT EVENTS:

Closure of October 17, 2005 Offering - On January 30, 2006 the Company closed an offering of Investment Units (“Units”) for sale, pursuant to a Private Placement Offering (the “Offering”) of October 17, 2005. The Offering consisted of a maximum of 200 Units, each Unit consisting of 5,000 shares of common stock and a warrant to purchase 5,000 shares of common stock at an exercise price of $6.00 per share. This maximum was increased, pursuant to the terms of the Offering, at the sole discretion of the Company, to a maximum of 300 Units. The Units were sold for $20,000 per Unit. The $6,000,000 maximum amount was fully subscribed as of January 30.

Commencement of February 1, 2006 New Offering - On February 1, 2006 the Company commenced an offering of Investment Units (“Units”) for sale, pursuant to a Private Placement Offering (the “New Offering”) of February 1, 2006. The New Offering consists of a maximum of 89 Units, each Unit consisting of 5,000 shares of common stock and a warrant to purchase 5,000 shares of common stock at an exercise price of $6.50 per share. This maximum may be increased at the sole discretion of the Company, to a maximum of 178 Units. The Units are being sold for $22,500 per Unit. As of February 10, 2006, approximately $1.15 Million had been raised under the New Offering.

Continuing conversion of debentures - As of February 10, 2006, two additional convertible debenture holders converted under the short-term inducement method provided by the Board of Directors on December 13, 2005. This brought the total debentures converted to $3,682,875, leaving $455,000 of the original debentures. As of February 10, 2006, the Company had issued 911,276 shares of common stock to all converting debenture holders, including those who chose the short-term inducement method, and those electing to convert under the original terms. As of February 10, 2006 the Company had issued approximately 23,840 incremental shares under the short-term inducement method not previously available to holders of debentures under the original terms.

Temporary ordering disruption by primary customer - On January 5, 2006, IsoRay Medical was notified by one of its primary customers, Chicago Prostate Cancer Center (CPCC), that it would no longer accept 131Cs products from the radiopharmacy exclusively used by IsoRay Medical at that time due to quality control concerns. The role of the radiopharmacy is to provide third party assay, preloading, and sterilization of the 131Cs seeds which are then shipped directly to customers for use in patient implants. IsoRay immediately began negotiations with Advanced Care Medical, Inc. (“ACM”), an approved CPCC supplier, and expects to execute a contract with ACM for radiopharmacy services using our 131Cs seed. IsoRay anticipates CPCC will resume ordering and using our 131Cs seed product as soon as ACM receives an amendment to its radioactive materials license to process products containing the 131Cs isotope. Although this temporary suspension of seed orders by CPCC has had a negative impact on revenue in the near term, the Company’s management believes any long-term impact will be non-material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND RESULTS OF OPERATIONS

IsoRay, Inc. (formerly known as Century Park Pictures Corporation; the “Company” or “IsoRay”) is a medical technology company focusing on innovative treatments for prostate cancer and other solid cancer tumors, with a goal of improved patient outcomes. Our wholly-owned subsidiary, IsoRay Medical, Inc., a Delaware corporation (“IsoRay Medical”), began selling its initial product, the Food and Drug Administration approved IsoRay Cesium-131 brachytherapy seed (the “IsoRay 131Cs seed”), in October 2004 for the treatment of prostate cancer. Our management believes that the clinical benefits of using Cesium-131 will enable us to capture market share within the existing brachytherapy market, which uses Palladium-103 and Iodine-125. We are also in the process of developing a second product, Yttrium-90, which is a radioisotope that is already in use for the treatment of certain forms of metastasized, or “spread throughout the body,” cancers.

The physical characteristics of the Cesium-131 (Cs-131 or 131Cs) isotope are expected to decrease radiation exposure to the patient and reduce the severity and duration of side effects, while treating cancer cells as effectively, if not more so than other isotopes used in seed brachytherapy. Cesium-131 could also enable meaningful penetration in other solid tumor applications such as breast, lung, liver, brain and pancreatic cancer, expanding the total available market opportunity. The second radioisotope, Yttrium-90 (Y-90 or 90Y), is currently being used in the treatment of non-Hodgkin’s lymphoma and is in clinical trials for other applications, including brachytherapy. Other manufacturers have received FDA approval for 90Y and IsoRay Medical believes production will not require clinical trials or an extensive FDA application process. Production is expected to begin in 2006.

Brachytherapy seeds are small devices used in an internal radiation therapy procedure. In recent years the procedure has become one of the primary treatments for prostate cancer and is now used more often than surgical removal of the prostate. The brachytherapy procedure places radioactive seeds as close as possible to (in or near) the cancer tumor (the word “brachytherapy” means close therapy). The seeds deliver therapeutic radiation by killing the tumor cells and cells located in the immediate vicinity of the tumor while minimizing exposure to adjacent healthy tissue. This allows doctors to administer a higher radioisotope sealed within a welded titanium capsule. Approximately 85 to 135 seeds are permanently implanted in the prostate in a 45-minute outpatient procedure. The isotope decays over time and the seeds become inert. The seeds may be used as a primary treatment or, in conjunction with other treatment modalities such as external beam radiation therapy, chemotherapy, or as treatment for residual disease after excision of primary tumors.

Management believes that the IsoRay 131Cs seed represents the first major advancement in brachytherapy technology in over 18 years with attributes that could make it the long term “seed of choice” for internal radiation procedures. The 131Cs seed has FDA approval for treatment of malignant disease (e.g. cancers of the head and neck, brain, liver, lung, breast, prostate, etc.) and may be used in surface, interstitial, and intracavity applications for tumors with known radiosensitivity.

IsoRay was incorporated under Minnesota law in 1983 as Century Park Pictures Corporation. Since 1998 and until our recent merger with IsoRay Medical, we had no significant operations. On July 28, 2005, our subsidiary, Century Park Transitory Subsidiary, Inc. merged into IsoRay Medical, Inc., making IsoRay Medical our wholly-owned subsidiary.

Results of Operations.

Three and six month periods ended December 31, 2005 and 2004.

Revenues. During the three month period ended December 31, 2005, the company generated $486,247 in sales of its 131Cs seed. This represents an increase of $275,332 or 131% over sales in the three months ended September 30, 2005 (the “Prior Quarter”) of $210,915. Sales for the six month period ended December 31, 2005 were $697,162. No revenue was recorded by the Company in the three month and six month periods ended December 31, 2004 as the Company had no operations then. IsoRay Medical began sales of its 131Cs seed on October 26, 2004, prior to its merger with the Company, with one medical center customer. By December 31, 2005 the number of medical center customers who have ordered the 131Cs seed had grown to seventeen.

On January 5, 2005, IsoRay Medical was notified by one of its primary customers, Chicago Prostate Cancer Center (“CPCC”), that it would no longer accept 131Cs products from the radiopharmacy exclusively used by IsoRay Medical at that time due to quality control concerns. The role of the radiopharmacy is to provide third party assay, preloading, and sterilization of the 131Cs seeds which are then shipped directly to customers for use in patient implants. IsoRay immediately began negotiations with Advanced Care Medical, Inc. (“ACM”), an approved CPCC supplier, and expects to execute a contract with ACM for radiopharmacy services using our 131Cs seed. IsoRay anticipates CPCC will resume ordering and using our 131Cs seed product as soon as ACM receives an amendment to its radioactive materials license to process products containing the 131Cs isotope. Although this temporary suspension of seed orders by CPCC has had a negative impact on revenue in the near term, the Company’s management believes any long-term impact will be non-material.

Gross loss.   Gross loss was $(430,027) for the three month period ended December 31, 2005.  This represents an improvement of $79,224, or 16% over the Prior Quarter’s gross loss of $(509,251).  Gross loss was $(939,278) for the six month period ended December 31, 2005. Cost of products sold was $916,274 for the three month period.  This was an increase in cost of products sold of $196,108 or 27% more than the Prior Quarter. Of this, approximately $356,000 was paid to Pacific Northwest National Laboratory (PNNL) under our contract with them for use of their facilities and personnel to support production. In the three month period ended December 31, 2005, we spent in excess of $109,000 for production materials and small tools, none of which individually exceeded the $2,500 threshold we use in determining whether to capitalize production equipment.  These materials and small tools were needed to commence production in our independent production facility, the PEcoS-IsoRay Radioisotope Laboratory (“PIRL”).  Most are long-lived items, and will not need replacing in the current fiscal year.  According to plan, during the quarter ended December 31, 2005 we moved essentially all Cs-131 production operations to PIRL. We will continue to use the PNNL facility only for certain research and development and quality assurance activities, but in the next quarter, we expect to substantially reduce the PNNL expense. Cost of products sold for the six month period was $1,636,440. As the Company had no operations for several years prior to its merger with IsoRay Medical, no cost of sales was reported for the three and six month periods ended December 31, 2004.

Research and development. Research and development expenses for the three month period ended December 31, 2005 were $96,837. This represents an increased expenditure of $71,055, or a 276% increase over the Prior Quarter’s expense of $25,782. Of this amount, $82,500 was paid in conjunction with the ongoing protocol study on the results of 100 patients who have recently been implanted with the Company’s 131Cs brachytherapy seed. Research and development expenses for the six month period ended December 31, 2005 were $122,619. The Company had no research and development activities for several years prior to its merger with IsoRay Medical, accordingly no research and development cost was recorded for the three and six month periods ended December 31, 2004.

Sales and marketing expenses. Sales and marketing expenses were $340,532 for the three-month period ended December 31, 2005. This represents an increase of $25,493 or 8% compared to the Prior Quarter’s expenditure of $315,039 for sales and marketing. Of this amount, approximately $236,000 was paid for wages, including payroll-related taxes, travel, office and other support expenses on behalf of our sales and marketing and customer service staff. This represents a $4,600, or 2% increase of expenditure over the prior quarter. The balance was spent on advertising, market research, and trade shows and conferences. Sales and marketing expense for the six month period ended December 31, 2005 was $655,571. As the Company had no sales for several years prior to its merger with IsoRay Medical, no sales and marketing expenses were recorded for the three or six month periods ended December 31, 2004.

General and administrative expenses. General and administrative expenses for the three month period ended December 31, 2005 amounted to $675,444. This represents an expense reduction of $285,505 or 30% in comparison to the Prior Quarter’s expense of $960,949. The reduction is mostly due to the prior quarter’s recognition of a one-time compensation expense of $330,000, representing the value of 168,472 shares of IsoRay common stock issued to an individual as a finder’s fee in conjunction with the merger of the Company and IsoRay Medical, Inc.

Approximately $199,040 was paid in wages and related benefits and taxes during the period. This represented a decrease of approximately $29,750, or 13% compared to the Prior Quarter. Legal expenses were $104,110 for the period, representing a reduction of $57,220 or a 35% reduction in legal expense as compared to the Prior Quarter’s expense of $161,330. This reduction was almost entirely due to approximately $56,000 spent in the Prior Quarter in conjunction with a successful out-of-court settlement of an employment dispute. General and administrative expenses for the six month period ended December 31, 2005 amounted to $1,628,661. General and administrative expenses for the three and six month period ended December 31, 2004 were $3,574 and $7,743, respectively.

Operating (loss). Due to our significant research and development expenditures, additional responsibilities as a reporting company, rapid structural growth, and nominal product revenues, we have not been profitable, and have generated operating losses since our inception. In the three month period ended December 31, 2005, the Company had an operating loss of $(1,542,840). This represents a reduced loss of $268,181 or 15%, in comparison with the prior quarter’s operating loss of $(1,811,021). Operating loss for the six month period ended December 31, 2005 was $(3,346,130) Operating loss for the three and six month periods ended December 31, 2004 was $(3,574) and $(7,743), respectively.

Non-operating income (expense). Total non-operating income (expense) was $(436,384) for the three month period ended December 31, 2005. This represents an increase in net expense of $(287,715) or 194% over the Prior Quarter’s non-operating income (expense) of $(148,669). This increase in non-operating income (expense) was largely due to the one-time recognition of $244,097 expense in short-term inducement to convert debentures (see Note 7). The Company earned $3,193 interest income on funds held in certain near-liquid accounts. This was $3,766, or 54% less, than the Prior Quarter’s interest income of $6,959. During this period, financing expense was $195,480, or an increased expense of $39,852 or 26% over the Prior Quarter’s financing expense of $155,628. Of this amount, $143,706 was paid as interest on loans, notes and convertible debentures outstanding. The balance of the financing expense was amortization of pre-paid financing expense, primarily the January 2005 issuance of common stock to guarantors of certain loans made to the Company, and commissions and legal costs paid in conjunction with the issuance of convertible debentures. Total non-operating income (expense) for the six month period ended December 31, 2005 was $(585,053). No non-operating income (expense) was recorded by the Company for the three and six month periods ended December 31, 2004.

Liquidity and capital resources. At December 31, 2005, cash and cash equivalents amounted to $648,684. During the three months ended December 31, 2005, the Company issued 645,500 shares of common stock and granted warrants to purchase 645,500 shares of common stock pursuant to the October 17, 2005 Offering. This issuance of common stock provided the Company $2,324,168, in cash, net of legal costs and commissions paid pursuant to the October 17, 2005 Offering. Additionally, the Company issued 5,488 shares of common stock pursuant to the exercise of options to purchase common stock, and options to purchase preferred stock, which were exchanged for common stock immediately upon exercise. This exercise of options provided the Company with $5,009. Also during the three months ended December 31, 2005, the Company issued 10,000 shares of common stock in exchange for $40,000 of production equipment repair and maintenance, certain capital production equipment, and consulting, and 24,007 shares of common stock in exchange for one year’s lease of the PIRL facility.

On January 30, 2006, IsoRay closed a round of private financing under its October 17, 2005 private placement memorandum, as amended, which was fully sold at $6 million. In February, IsoRay commenced a new round of private financing under its February 1, 2006 private placement memorandum, and had raised approximately $1.15 million under that offering as of February 10, 2006

The Company had approximately $3.7 million cash on hand as of February 10, 2006. As of that date the Company's monthly required cash operating expenditures were approximately $620,000, and capital expenditures were approximately $70,000. As of February 10, 2006, management believes that assuming expenditures continue at approximately the same monthly rate that the Company's cash on hand would fund operating expenditures through the beginning of August 2006.

On December 7, 2005, the Company entered into a SICAV ONE Securities Purchase Agreement and a SICAV TWO Securities Purchase Agreement (collectively, the “Purchase Agreements”) with Mercatus & Partners, Limited, a United Kingdom private limited company (“Mercatus”). Pursuant to the Purchase Agreement, Mercatus has agreed, subject to receipt of sufficient funding, to purchase 1,778,146 shares of the Company’s common stock at a purchase price of $3.502 per share, or an aggregate payment of $6,227,067.29. In the event Mercatus does not purchase the shares, the share certificates will be returned to the Company and each party will have no further obligations under the Purchase Agreements. To date no funding has been received by the Company and there can be no assurance that any funding will be received as the funding is contingent upon factors outside of the Company’s control.

Our growth plan for 2006 includes expanding sales to existing customers, continuing a trend that has improved in the second quarter of FY 2006; discontinuing production efforts at Pacific Northwest National Laboratory, which should decrease operating costs; enhancing efforts to reduce internal production costs; and expanding the base of suppliers of direct materials and value added services to direct materials.

On February 9, 2006, IsoRay signed a definitive license agreement with International Brachytherapy s.a. (“IBt”) covering North America and providing IsoRay with access to IBt’s Ink Jet production process and its proprietary polymer seed technology for use in brachytherapy procedures using Cesium-131. IsoRay intends to apply for FDA approval for the use of IBt’s proprietary technology in tandem with IsoRay’s Cesium-131 proprietary technology following completion of initial milestones designed to determine whether the two technologies are compatible. This agreement will require a cash outlay of approximately $225,000 in March 2006.

IsoRay Medical has four outstanding loans. The first, from Tri-City Industrial Development Council, with an original principal amount of $40,000, was funded in 2001 and requires a final principal only payment of $10,000 in August 2006. It is non-interest bearing and unsecured. The second loan is from the Benton-Franklin Economic Development District in an original principal amount of $230,000 and was funded in December 2004. It bears interest at eight percent and has a sixty month term with a final balloon payment. As of December 31, 2005, the principal balance owed was $212,893. This loan is secured by certain equipment, materials and inventory of IsoRay Medical, and also required personal guarantees, for which the guarantors were issued approximately 70,455 shares of our common stock. The third loan is a line of credit from Columbia River Bank, which provides credit in the amount of $395,000. It bears interest at a floating prime plus two percent rate, and is secured by certain accounts receivable and inventory and personal guarantees, for which the guarantors were issued approximately 107,401 shares of our common stock. As of December 31, 2005, $200,000 was owed on the line of credit. The fourth loan is with Columbia River Bank in the amount of $150,000, of which $50,000 was funded as of October 31, 2005. This loan is to be used for equipment purchases only and is secured by the equipment purchased with the borrowed funds. It bears interest at seven percent for thirty-six months. As of December 31, 2005, the principal balance owed was approximately $36,156.

IsoRay Medical also had $530,000 in principal amount of convertible debentures outstanding as of December 31, 2005, which were issued between February and July 2005. As of February 10, 2006, the amount of convertible debentures outstanding had been reduced to $445,000, with holders of $75,000 in convertible debentures converting subsequent to the end of the three month period ended December 31, 2005.  These debentures could be converted into 127,711 shares of common stock at a conversion rate of $4.15 per share. Each debenture bears interest at an annual rate of eight percent (not compounded), and has a twenty-four month term with accrued interest paid quarterly.

IsoRay Medical also had $316,364 in principal amount of notes payable outstanding as of December 31, 2005, which were issued in a private placement to a predecessor IsoRay company between October 2003 and September 2004. Each note bears interest at an annual rate of ten percent (not compounded), and has a thirty-six month term with accrued interest paid quarterly. The Company intends to retire these note payable obligations with part of the proceeds received from the New Offering of February 1, 2006.

On April 4, 2005 a capital lease agreement was executed by IsoRay Medical with Nationwide Funding LLC, whereby the lessor funded the $75,000 acquisition of a glove box built to the Company's specifications by Premier Technology, Inc. of Pocatello, ID. This is a 48 month agreement with minimum monthly lease payments of $2,475.

On May 16, 2005 a capital lease agreement was executed by IsoRay Medical with Vencore Solutions LLC. This is a capital lease for a hot cell with a lease line in the amount of $430,000. This is a 36 month lease, with a purchase option at fair market value, defined in the lease agreement as not more than 15% of the initial fair value purchase price. Based on this amount, for the first five months, the minimum monthly lease payment will be $8,349. The minimum monthly lease payment increases to $17,500 for the remaining 31 months, based on the entire value of the $430,000 lease line. In connection with the lease agreement, IsoRay granted warrants to purchase 5,692 shares of its common stock at $4.15/share.

We expect to finance our future cash needs through the sale of equity securities, solicitation to warrant holders to exercise their warrants, and possibly strategic collaborations or debt financing or through other sources that may be dilutive to existing shareholders. If we need to raise additional money to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may not be able to market our products as planned or continue development and regulatory approval of our future products. If we raise additional funds through equity sales, these sales may be dilutive to existing investors.

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

•	Failure to comply with government regulations, which are quite complex, could harm our business.

•	Our business exposes us to product liability claims and also involves environmental risks.

•	We rely heavily upon our executive officers and key scientific personnel.

•	Our ability to expand into foreign markets is uncertain.

•	Our ability to successfully commercialize our product is uncertain.

•	Our reporting obligations as a public company are costly.

•	There is a limited market for our common stock, and our stock price is likely to be volatile.

•	Our common stock may be subject to penny stock regulation.

•	Future sales by shareholders of the shares available for sale in the public market, or the perception that such sales may occur, may depress the price of our common stock.

ITEM 3. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2005. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the SEC under the Exchange Act. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Lack of segregation of duties. Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of segregation of duties within our internal control system. There are one full-time and three part-time persons involved in processing of transactions. Therefore, it is difficult to effectively segregate accounting duties. While we strive to segregate duties as much as practicable, budgetary considerations have not previously allowed the additional of full time staff. We currently are interviewing candidates for the controller position, but have not yet hired anyone. As a result, this significant internal control deficiency had not been remediated as of the end of the period covered by this report, nor do we know if we will be able to remediate this weakness during the current quarter.

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

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

In the three month period ended December 31, 2005, the Company sold 645,500 shares of common stock pursuant to the October 17, 2005 Offering, in exchange for a cash payment of 2,582,000 (less commissions of ten percent (10%) on securities placed by broker/dealers). This common stock was sold as part of a unit offering including one share of common stock and a callable warrant to purchase one share of common stock at $6.00 per share with a two-year term. These sales were made between October 20 and December 31, 2005 and were effected pursuant to the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and Section 4(2) of the Securities Act.

The Company also issued 10,000 shares of common stock, on November 18, 2005, to Intellegration LLC in exchange for $40,000 of capital production equipment, consulting services, and repair and maintenance services on production equipment used in the PIRL facilities pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. Additionally, on October 6, 2005, the Company issued 24,007 shares of common stock to Nuvotec USA, Inc. as payment for one year’s lease of the PIRL facilities pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

On December 7, 2005, the Company entered into a SICAV ONE Securities Purchase Agreement and a SICAV TWO Securities Purchase Agreement (collectively, the “Purchase Agreements”) with Mercatus & Partners, Limited, a United Kingdom private limited company (“Mercatus”). Pursuant to the Purchase Agreements, Mercatus has agreed, subject to receipt of sufficient funding, to purchase 1,778,146 shares of the Company’s common stock at a purchase price of $3.502 per share. As of the date of this Report, no funding had been received by the Company.

Pursuant to the Purchase Agreements, Mercatus, a foreign entity, was issued 1,778,146 shares of the Company’s common stock in exchange for a future cash payment of $6,227,067.29. If the future payment is not made then the shares will be returned. This sale was effected pursuant to the exemption from registration provided by Regulation D promulgated under the Securities Act, and Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

	32.1	Section 1350 Certifications

(b)	Reports on Form 8-K:

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

On December 12, 2005, the Company filed a Current Report on Form 8-K announcing its entry into two securities purchase agreements with Mercatus & Partners, Limited.

On December 14, 2005, the Company filed a Current Report on Form 8-K announcing the engagement of DeCoria, Maichel &Teague, P.S. as its new independent auditor.

On December 20, 2005, the Company filed a Current Report on Form 8-K announcing its entry into an Economic Development Agreement with the Pocatello Development Authority.

On December 29, 2005, the Company filed a Current Report on Form 8-K announcing the sale of 598,000 shares of its common stock (with accompanying warrants) under its October 17, 2005 Private Placement Memorandum.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 17, 2006

ISORAY, INC., a Minnesota corporation

	By:	/s/ Roger E. Girard
Roger E. Girard, Chief Executive Officer

	By:	/s/ Michael K. Dunlop
Michael K. Dunlop, Chief Financial Officer