Form 10KSB/A
period 2005-06-30
IsoRay, Inc.
filed 2006-05-09
CIK 728387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-KSB/A
Amendment No. 1

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
(Issuer’s telephone number)

Securities registered under Section 12 (b) of the Exchange Act - None

Securities registered under Section 12(g) of the Exchange Act - Common Stock - $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

The issuer’s revenues for the nine month transitional period ended June 30, 2005 were $-0-.

The aggregate market value of voting common equity held by non-affiliates as of September 30, 2005 was approximately $34,372,217.

As of September 30, 2005, there were 9,060,221 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

2

IsoRay, Inc.
(formerly Century Park Pictures Corporation)

Transitional Report on Form 10-KSB
for the period from October 1, 2004 through June 30, 2005

Table of Contents

		Page
Part I
Item 1	Description of Business	1
Item 2	Description of Property	29
Item 3	Legal Proceedings	29
Item 4	Submission of Matters to a Vote of Security Holders	29

Part II
Item 5	Market for Common Equity, Related Stockholders’ Matters,
	and Small Business Issuer Purchases of Equity Securities	29
Item 6	Management’s Discussion and Analysis or Plan of Operation	31
Item 7	Financial Statements	34
Item 8	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	34
Item 8A	Controls and Procedures	34

Part III
Item 9	Directors, Executive Officers, Promoters and Control Persons;
	Compliance with Section 16(a) of the Exchange Act	34
Item 10	Executive Compensation	38
Item 11	Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters	40
Item 12	Certain Relationships and Related Transactions	42
Item 13	Exhibits and Reports on Form 8-K	44
Item 14	Principal Accountant’s Fees and Services	48

Signatures		49

Caution Regarding Forward-Looking Information

All statements contained in this Form 10-KSB, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect” and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

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

As used in this Form 10-KSB, unless the context requires otherwise, “we” or “us” or the “Company” means IsoRay, Inc. (formerly Century Park Pictures Corporation).

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

General

The Company was organized under Minnesota law in 1983.

The Company had no operations, assets or liabilities since its fiscal year ended September 30, 1999 through June 30, 2005.

On May 27, 2005, the Company, a newly-formed, wholly-owned subsidiary, Century Park Transitory Subsidiary, Inc., a Delaware corporation, Thomas Scallen and Anthony Silverman, shareholders of the Company, and IsoRay Medical, Inc., a Delaware corporation entered into a Merger Agreement (“Merger”). On July 28, 2005, the Merger closed. As a result of the Merger, IsoRay Medical, Inc. became a wholly-owned subsidiary of the Company. The Company concurrently changed its name to IsoRay, Inc. In the Merger, the IsoRay stockholders received approximately 82% of the then outstanding securities of the Company, as described below.

The Company issued shares of its common stock and shares of its preferred stock to holders of common and preferred stock of IsoRay Medical, Inc. at a rate of 0.842362 share of the Company’s common stock for each share of IsoRay Medical, Inc. stock. Options and warrants to purchase common and preferred stock of IsoRay Medical, Inc. were also converted at the same rate into options and warrants to purchase common and preferred stock of the Company. At the time of the Merger and following its recent 1:30 reverse stock split, the Company had 2,498,319 shares of common stock outstanding. Following the Merger, the Company had 10,237,797 shares of common and preferred stock outstanding. The total amount of shares outstanding, on a fully-diluted basis, post merger was 13,880,822, which included not only shares of common stock, but also shares of preferred stock, warrants, options and convertible debentures that could be exercised or converted into shares of common stock. Following the Merger, on a fully diluted basis, the shareholders of IsoRay Medical, Inc. owned approximately 82% of the Company’s outstanding securities.

Description of Former Business Operations

Certain Defined Terms

The technical terms defined below are important to understand as they are used throughout this report and particularly in this discussion of the business of IsoRay Medical. When used in this report, unless the context requires otherwise:

“Brachytherapy” refers to the process of placing therapeutic radiation sources in, or near, diseased tissue. Brachytherapy is derived from a Greek term meaning “short distance” therapy.

“Cesium-131” or “131Cs” is an isotope of the element Cesium that gives off low energy, “soft” x-rays as it decays. Cesium-131 decays to 50% of its original activity every 9.7 days, becoming essentially inert after 100 days.

“EBRT” (external beam radiation therapy) is the external treatment of prostate cancer using an x-ray-like machine that targets a beam of radiation at the cancer site. The treatment damages genetic material within the cancer cells, which prevents the cells from growing and the affected cells eventually die. Treatments are generally performed at an outpatient center five days a week for seven or eight weeks.

“Half-life” means the time required for a radioisotope to decay to one-half of its previous activity. The amount of radiation emitted thus decreases to 25% of original activity in two half-lives, 12.5% in three half-lives, and so on.

“Isotope” refers to atoms of the same element that have different atomic masses. The word “isotope” means “same place,” referring to the fact that isotopes of a given element have the same atomic number and hence occupy the same place in the Periodic Table of the Elements. Thus, they are very similar in their chemical behavior.

“131Cs seed” is the name by which IsoRay Medical’s first product, the Cesium-131-based brachytherapy seed, is currently known.

“Pure-beta particle emitter” is a radioisotope whose only emissions during radioactive decay are beta particles (electrons). Beta particles can travel several millimeters in tissue.

“RP” (radical prostatectomy or prostatectomy) is the complete surgical removal of the prostate, under significant anesthesia. Two main types of surgery have evolved: nerve-sparing and non nerve-sparing. The nerve-sparing surgery is designed to minimize damage to the nerves that control penile erection.

“Radiobiologic” is characteristic of the effects of radiation on organisms or tissues, most commonly the effectiveness of therapeutic radiation in interrupting cell growth and replication.

“Radioisotope” is a natural or man-made isotope of an element that spontaneously decays while emitting ionizing radiation.

“Seed” is a common term for small radiation sources consisting of a radioisotope sealed within a biocompatible capsule such as gold or titanium, suitable for temporary or permanent brachytherapy implantation.

“Therapeutic radiation” refers to ionizing radiation with sufficient energy to disrupt basic biological processes of cells.

“Yttrium-90” or “90Y” is a radioisotope that emits high energy beta particles with a half-life of 2.67 days.

“Zirconium-90” is a stable (non-radioactive) decay product of Yttrium-90.

Overview

IsoRay Medical, Inc. was formed on June 15, 2004 as a corporation in the State of Delaware, and in October 2004 it merged with two predecessor companies to combine all of the IsoRay operations into one company.

IsoRay Medical intends to utilize its patented radioisotope technology, experienced chemists and engineers, and management team to create a major therapeutic medical isotope and medical device company with a goal of providing improved patient outcomes in the treatment of prostate cancer and other solid cancer tumors. IsoRay Medical began production and sales of its initial Food and Drug Administration (“FDA”) approved product, the IsoRay 131Cs brachytherapy seed, in October 2004 for the treatment of prostate cancer. Management believes its technology will allow it to capture a leadership position in an expanded brachytherapy market. The more clinically beneficial characteristics of the Cesium-131 (Cs-131 or 131Cs) isotope are expected to decrease radiation exposure to the patient and reduce the severity and duration of side effects, while treating cancer cells as effectively, if not more so than other isotopes used in seed brachytherapy. Cesium-131 could also enable meaningful penetration in other solid tumor applications such as breast, lung, liver, brain and pancreatic cancer, expanding the total available market opportunity. The second radioisotope, Yttrium-90 (Y-90 or 90Y), is currently being used in the treatment of non-Hodgkin’s lymphoma and is in clinical trials for other applications. Other manufacturers have received FDA approval for 90Y and IsoRay Medical believes production will not require clinical trials or an extensive FDA application process. Production is expected to begin in 2006.

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

The 131Cs isotope appears to have specific clinical advantages for treating cancer over Iodine-125 (I-125 or 125I) and Palladium-103 (Pd-103 or 103Pd), the other isotopes commonly used in brachytherapy procedures. IsoRay Medical believes that the short half-life and higher dose rate characteristics of 131Cs will expand industry applications and facilitate meaningful penetration into the treatment of other forms of cancer tumors such as breast cancer. The shorter half-life of 9.7 days for 131Cs (versus 17.5 days for 103Pd and 60 days for 125I) mitigates negative effects of long radiation periods on healthy tissue and is believed to reduce the duration of certain side effects. The higher initial dose rate is believed to be more effective on fast growing cancers by aggressively attacking cancer cells and disrupting cancer cell re-population cycles. The characteristics of 131Cs may result in the use of 10-30% fewer seeds per procedure thereby reducing the total physical radiation dose to the patient and reducing the costs of the procedure for both third party payers and the patient.

IsoRay Medical’s second product, Yttrium-90, is also a short-lived (half-life of 64 hrs) radioisotope that is already used in the treatment of non-Hodgkin’s lymphoma, leukemia, ovarian cancer, prostate cancer, osteosarcomas, and tumors of the breast, lung, kidney, colon and brain. These applications apply primarily to metastasized, or spread through the body, cancers. Currently more than 20 clinical trials using 90Y are underway in the U.S. Yttrium-90 is also used at multiple treatment centers in Europe. Several members of the current IsoRay Medical team developed a process to produce high-purity 90Y for medical applications during the mid-1990s. Currently over 90 percent of the 90Y used in the U.S. is imported. IsoRay Medical’s management believes there is an immediate market opportunity for a highly purified 90Y.

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

Origin of Brachytherapy seeds

One of the first reports in the medical literature regarding brachytherapy seeds that deliver “soft x-ray” radiation directly to tumors by permanent implantation appeared in 1965, authored by Donald C. Lawrence and Dr. Ulrich K. Henschke. Don Lawrence later developed and patented the titanium-encapsulated 125I brachytherapy seed. His company, Lawrence Soft Ray Inc., provided the world’s supply of seeds from 1967 to 1978 until the 3M Corporation purchased the technology. Eventually 3M sold the business to Amersham PLC, which spun off this business to its division ONCURA, today the market leader in Iodine-125 seeds. All commercially available seeds trace their origin to Mr. Lawrence’s invention. Don Lawrence was a founder of IsoRay, LLC, the first predecessor company to IsoRay Medical.

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

The introduction of Palladium-103 in the mid-1980s represented a major technology advancement in brachytherapy and played a significant role in the dramatic increase in the number of brachytherapy procedures performed. Within a relatively short period of time, 103Pd captured 40% of the growing brachytherapy market.

Cesium-131 represents the first major advancement in brachytherapy technology in over 18 years with attributes that management believes could make it the long term “seed of choice” for internal radiation procedures. Management believes that the 131Cs seed has specific clinical advantages for treating cancer over 125I and 103Pd.

There is a large and growing potential market for the Company’s products. Several significant clinical and market factors are contributing to the increasing popularity of the brachytherapy procedure. In Europe brachytherapy is growing in excess of 20% per year and it is expected that market growth in the U.S. will also increase dramatically. In 1996 only 4% of prostate cancer cases were treated with brachytherapy, or about 8,000 procedures. In 2005, it is estimated that over 60,000 brachytherapy procedures will be performed for prostate cancer. Brachytherapy as a treatment is now more common than radical prostatectomy and has become the treatment of choice for early-stage prostate cancer. Considerable attention is now being given to high risk and faster growing prostrate cancers as well. Brachytherapy has significant advantages over competing treatments including lower cost, better survival data, fewer side effects, a faster recovery time and the convenience of a single outpatient procedure that generally lasts 45 minutes (Merrick, et al., Techniques in Urology, Vol. 7, 2001; Potters, et al., Journal of Urology, May 2005; Sharkey, et al., Current Urology Reports, 2002).

Clinical Results

Long term survival data are now available for brachytherapy with 103Pd and 125I, which support the efficacy of brachytherapy. Clinical data indicate that brachytherapy offers success rates for early-stage prostate cancer treatment that are equal to or better than those of RP or EBRT. While clinical studies of brachytherapy to date have focused on results from brachytherapy with Pd-103 and I-125, management believes that this data will be relevant for brachytherapy with Cs-131, and Cs-131 may offer improved clinical outcomes over Pd-103 and I-125, given its shorter half-life and higher energy.

Improved patient outcomes. A number of published studies on the use of 103Pd and 125I brachytherapy in the treatment of early-stage prostate cancer have been very positive. We have not obtained consent to cite the studies listed below.

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

Reduced Incidence of Side Effects. Sexual potency and urinary incontinence are two major concerns men face when choosing among various forms of treatment for prostate cancer. Because the IsoRay 131Cs seed delivers a highly concentrated and confined dose of radiation directly to the prostate, healthy surrounding tissues and organs typically experience less radiation exposure. Management believes, and initial results appear to support, that this should result in lower incidence of side effects and complications than may be incurred with other conventional therapies, and when side effects do occur, they should resolve more rapidly than those experienced with I-125 and Pd-103 isotopes.

Favorable Market Factors

Lower Treatment Cost. The total one-time cost of brachytherapy ranges from $10,000 to $17,000 per procedure. This is less than the cost of a radical prostatectomy or RP, which ranges from $17,000 to $20,000, excluding treatment for side effects and post-operative complications. Brachytherapy cost is comparable to the cost of EBRT (external beam radiation), which is approximately $14,000 up to $35,000 for a seven to nine week course of treatment.

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

Our Strategy

The key elements of IsoRay Medical’s strategy include:

•
Continue to introduce the IsoRay 131Cs seed into the U.S. brachytherapy market. Utilizing a direct sales organization and selected channel partners, IsoRay Medical intends to capture a leadership position by expanding overall use of the brachytherapy procedure for prostate cancer, capturing much of the incremental market growth and taking market share from existing competitors.

•
Create a state-of-the-art manufacturing process. IsoRay Medical has constructed a state-of- the-art manufacturing facility in Richland, Washington in its newly leased facility, to implement our proprietary manufacturing process which is designed to improve profit margins and provide adequate manufacturing capacity to support future growth and ensure quality control. If Initiative 297 presents a strategic roadblock to the Company, IsoRay plans to construct a permanent manufacturing facility in another state. Working with leading scientists, IsoRay Medical intends to design and create a proprietary separation process to manufacture enriched barium, a key source material for 131Cs, to ensure adequate supply and greater manufacturing efficiencies. Also planned is a value-added repackaging service to supply pre-loaded needles, stranded seeds and pre-loaded cartridges used in the implant procedure. IsoRay Medical plans to enter into a long-term program with a leading brachytherapy seed automation design and engineering company to design and build a highly automated manufacturing process to help ensure consistent quality and improve profitability.

•
Introduce Cesium-131 therapies for other solid cancer tumors. IsoRay Medical intends to partner with other companies to develop the appropriate delivery technology and therapeutic delivery systems for treatment of other solid cancer tumors such as breast, lung, liver, pancreas, neck, and brain cancer. IsoRay Medical’s management believes that the first major opportunities may be for the use of Cesium-131 in adjunct therapy for the treatment of residual lung and breast cancers.

•
Introduce other isotope products to the U.S. market. IsoRay Medical plans to introduce its Yttrium-90 radioisotope in 2006. Currently, FDA approved [90]Y manufactured by other suppliers is used in the treatment of non-Hodgkin’s lymphoma and is in clinical trials for other applications. Other products may be added in the future as they are developed. IsoRay Medical has the ability to make several different isotopes for multiple medical and industrial applications. During 2005 the Company has identified and prioritized additional market opportunities for these isotopes.

•
Support clinical research and sustained product development. The Company plans to structure and support clinical studies on the therapeutic benefits of Cs-131 for the treatment of solid tumors and other patient benefits. We are and will continue to support clinical studies with several leading radiation oncologists to clinically document patient outcomes, provide support for our product claims and compare the performance of our seeds to competing seeds. IsoRay Medical plans to sustain long-term growth by implementing research and development programs with leading medical institutions in the U.S. to identify and develop other applications for IsoRay Medical’s core radioisotope technology.

Management believes there is a large and growing addressable market for IsoRay Medical’s products. Several factors appear to contribute to the increasing popularity of the brachytherapy procedure. Long-term survival data are now available for brachytherapy (other than with respect to treatment from Cs-131 seeds). Brachytherapy has become the treatment of choice for not only early-stage prostate cancer but is now being considered for treatment of fast growing, aggressive tumors. Brachytherapy is now more common than surgery (prostatectomy). Brachytherapy has significant advantages over competing treatments including lower cost, better survival data, fewer side effects, a faster recovery time and the convenience of an outpatient procedure that generally lasts 45 minutes. Over 60,000 procedures were forecasted to occur in the U.S. in 2005. At the October 6, 2005 Cs-131 seed price of $55, this represents a potential $330 million seed market that is forecast to grow substantially by 2009 according to a recent market survey performed by Frost & Sullivan, a nationally recognized market research firm. IsoRay Medical’s management believes that the 131Cs seed will add incremental growth to the existing brachytherapy seed market as physicians who are currently reluctant to recommend brachytherapy for their prostate patients due, in part, to side effects caused by longer-lived isotopes, become comfortable with the shorter half-life of 131Cs, and the anticipated reduction of side effects.

Products

IsoRay Medical markets the Cesium-131 seed and intends to market Yttrium-90 and other radioactive isotopes in the future. Additionally, it will attempt to create a market, primarily in clinical trials, for the liquid Cs-131 isotope, which is created in the production of IsoRay Medical’s 131Cs seed.

Cs-131 Seed Product Description and Use in Cancer Treatment

Brachytherapy seeds are small devices that deliver therapeutic radiation directly to tumors. Each seed contains a radioisotope sealed within a welded titanium case. In prostate cancer procedures, approximately 85 to 135 seeds are permanently implanted in a 45-minute outpatient procedure. The isotope decays over time, and the seeds become inert. The seeds may be used as a primary treatment or in conjunction with other treatment modalities such as external beam radiation therapy, chemotherapy, or as treatment for residual disease after excision of primary tumors.

Significant advantages of brachytherapy over competing treatments include: fewer side effects (the likelihood of impotence and incontinence is reduced when seeds are used to treat prostate cancer); short, convenient outpatient procedure (typically 45 minutes); faster recovery time (days vs. weeks); lower cost than other treatment modalities; higher cure rates for solid tumors; less pain; and overall considerably better quality of life. The primary disadvantage of brachytherapy is subjecting the human body to radiation and the side effects of radiation. Physician errors in seed placement and the number of seeds implanted may also result in the failure to eradicate the cancer or in negative side effects from over-radiation of certain tissues in the body.

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

Brachytherapy Isotope Comparison

	Cesium-131	Palladium-103	Iodine-125
Half Life	9.7 Days	17.5 days	60 days
Energy	29 KeV+	22 KeV+	28 KeV+
Dose Delivery	90% in 33 days	90% in 58 days	90% in 204 days
Total Dose	100 Gy	125 Gy	145 Gy
Anisotropy Factor*	.969	.877 (TheraSeed® 2000)	.930 (OncoSeed® 6711)
*Degree of symmetry of therapeutic dose, a factor of 1.00 indicates symmetry. +KeV = kiloelectron volt, a standard unit of measurement for electrical energy.

Shorter half-life. The Company believes that Cesium-131’s shorter half-life of 9.7 days will prove to have greater biological effectiveness, will mitigate the negative effects of long radiation periods on healthy tissue and will reduce the duration of any side effects. A shorter half-life produces more intense therapeutic radiation over a shorter period of time and may reduce the potential for cancer cell survival and tumor recurrence. Radiobiological studies indicate that shorter-lived isotopes are more effective against faster growing tumors (Dicker, et. al., Semin. Urol. Onc. 18:2, May 2000). Other researchers conclude that “half-lives in the approximate range 4-17 days are likely to be significantly better for a wide range of tumor types for which the radiobiologic characteristics may not be precisely known in advance.” (Armpilia CI, et. al., Int. J. Rad. Oncol. Biol. Phys. 55:2, February 2003).

High energy. The Cs-131 isotope decay energy of 29 KeV (versus 22 KeV for Pd-103 and 28 KeV for I-125) generates a therapeutic radiation field that extends beyond the current dosimetry reference point of 1 cm. Pd-103 seeds emit radiation that does not penetrate as far in tissue (up to 40% lower than Cs-131). To compensate for this more Pd-103 seeds are required to attain the equivalent dose as if Cs-131 seeds were used. This increase in the number of seeds implanted increases the time and cost required to perform Pd-103-based procedures. The lower energy from 103Pd seeds may also result in greater non-uniformity of the implant dose as dose rates near the surface of each seed must be higher to compensate for lower doses at greater distances from each seed. The high energy of Cs-131 can result in radiation toxicity if the dosage is not properly calculated by the implanting physician and staff.

Reduced side effects. Because the IsoRay 131Cs seed device delivers a highly concentrated and confined dose of radiation directly to the prostate, healthy surrounding tissues and organs are exposed to less radiation than with other treatments. This should result in fewer and less severe side effects and complications than may be incurred with other conventional therapies.

Figure 2. Cs-131 seed Autoradiograph

Shape of radiation field. The shape of the radiation field generated by a 131Cs seed is uniform, and this uniformity may result in better radiation dose coverage and improved therapeutic effectiveness. The adjacent picture is an autoradiograph (film exposed by radiation from the seed itself) of an IsoRay seed, which shows this uniformity of the radiation field that is expected to result in better radiation dose coverage. IsoRay Medical has conducted extensive computer modeling and testing of the seed design. The IsoRay seed has passed all Nuclear Regulatory Commission (“NRC”) requirements for sealed radioactive sources. Dose uniformity was tested and the results compared well to those predicted by industry standard computer modeling techniques. In the third quarter of 2002, seeds were sent to the National Institute for Standards and Technology for calibration, and have undergone dosimetry testing according to American Association of Physicists in Medicine (“AAPM”) protocols. The results of these tests were compiled in IsoRay Medical’s 510(k) submission to the FDA and were subsequently published in the June 2004 issue of Medical Physics. The results of these tests showed superior dose characteristics relative to the leading I-125 and Pd-103 seeds.

Reduced costs. The characteristics of 131Cs seeds described above may result in the use of 10%-30% less seeds per procedure, compared to other isotopes, thereby reducing the total physical radiation dose to the patient and reducing the costs of the procedure for the third party payers and the patient.

Yttrium-90

Y-90 and Cs-131 are short-lived isotopes that are well suited to treatment of tumors by cell-directed therapy. The Company plans to introduce its second product, Yttrium-90, in 2006. Y-90 is already available from other companies. When used in combination with molecular targeting agents, Y-90 is proving to be an ideal isotope to provide localized radiation therapy for various types of cancer, such as non-Hodgkin’s lymphoma, leukemia, ovarian and prostate cancers, osteosarcomas, and tumors of the breast, lung, kidney, colon, and brain. Y-90’s properties of short half-life, high specific activity, high energy and pure beta-emissions can be chemically attached to targeting agents that are highly selective for specific tumors. These targeting agents may include monoclonal antibodies, molecules derived from antibodies, peptides, or other tumor-specific molecules. Most Y-90 currently used in the U.S. is imported with varying degrees of quality. IsoRay Medical has developed a proprietary separation process that produces Y-90 that management believes will meet or exceed the purity and quality required for clinical trials and medical applications.

Y-90 is a significant component of several commercially available products. These products use radiopharmaceutical grade Y-90 derived using manufacturing methods and techniques that conform to current cGMP (current Good Manufacturing Practices), allowing them to be used invasively in commercially available healthcare products.

We intend to initially target the clinical trial market. Currently there are several clinical trials and medical applications involving Y-90 underway around the world that represent a potential market for Y-90. These customers hold significant growth potential, as products undergoing successful trials become approved for general use. Our strategy will be to attempt to develop exclusive sales arrangements with companies that are close to FDA approval or foreign companies authorized to commercially sell their products in various overseas markets.

Y-90 is a pure-beta particle emitter with a physical half-life of 64.1 hours (2.7 days) that decays to stable Zirconium-90. The average energy of the beta emissions from Y-90 is 2.37 MeV, with an effective path-length in tissue of 5.3 mm. This means that 90% of the energy is absorbed within a 5.3-mm radius.

Y-90 is manufactured by chemical separation from a long-lived Strontium-90 (Sr-90) generator stock. We intend to purchase or lease the Sr-90 feedstock from the U.S. DOE and international suppliers. Due to the radiological characteristics of Sr-90, initial processing will occur under stringent radiological controls in a highly shielded isolator or “hot cell” using remote manipulators. Following preliminary separation, the Y-90 may be further purified and converted to pharmaceutical grade material in a shielded environmentally-controlled glove box. After completing the separation process every two weeks (e.g., collecting or “milking” the therapeutic Y-90), the residual Sr-90 generator is recycled for subsequent separations. In theory, the Sr-90 generator can continue to generate Y-90 for decades. However, the process periodically requires infusion of new Sr-90. In addition to acquiring Sr-90, we will need to acquire equipment and develop manufacturing procedures for the Y-90 isotope that meet cGMP criteria. While we initially plan to produce solely radiochemical purity Y-90, which does not need to meet the more stringent manufacturing standards required for radiopharmaceutical purity Y-90, we intend to develop our manufacturing methods to this higher level and produce radiopharmaceutical purity Y-90 in the future.

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

Cs-131 Manufacturing Process

Cs-131 is a radioactive isotope that can be produced by the neutron bombardment of Barium-130. When Ba-130 is put into a nuclear reactor it becomes Ba-131, the radioactive material that is the parent of Cs-131. The process includes the following:

•
Isotope Generation. The radioactive isotope Cs-131 is normally produced by placing a quantity of stable non-radioactive barium (ideally pure Ba-130) into the neutron flux of a nuclear reactor. The irradiation process converts a small fraction of this material into a radioactive form of barium (Ba-131). The Ba-131 decays by electron capture to the radioactive isotope of interest (Cs-131). IsoRay Medical has evaluated several international nuclear reactors and a few potential facilities in the United States. Due to the short half-life of both the Ba-131 and Cs-131 isotopes, these facilities must be capable of removing irradiated materials from the reactor core on a routine (e.g. weekly) basis. Reactor personnel will ship the irradiated barium on a pre-determined schedule to our facilities for subsequent separation, purification and seed assembly. The Company has identified more than five reactors in the U.S., Europe and the former Soviet Union that are capable of meeting these requirements. This routine isotope generation cycle at supplier reactors will allow significant quantities of Ba-131 to be on hand at our facilities for the completion of the rest of the manufacturing process. To ensure reliability of supply, we intend to seek agreements with multiple facilities to produce Ba-131. As of the date of this report, IsoRay Medical has agreements in place with two suppliers of irradiated Ba-131. The Company’s agreement with Russia’s Institute of Nuclear Materials for irradiated Ba-131 has a seven year term (ending August 25, 2012) and allows the Company to purchase irradiated Ba-131 for $300.00 per Curie of the isotope. The projected value of the agreement over its term is $30,000,000, with $300,000 worth of irradiated Ba-131 projected to be delivered in the first year. In addition, the Company is engaged in the development of a barium enrichment device that, if successful, should reduce the cost of producing Cs-131 while maintaining the purity and consistency required in the end product.

•
Isotope Separation and Purification. Upon irradiation of the barium feedstock, the Ba-131 begins decaying to Cs-131. At pre-determined intervals the Cs-131 produced is separated from the barium feedstock and purified using a proprietary radiochemical separations process (patent applied for). Due to the high-energy decay of Ba-131, this process is performed under stringent radiological controls in a highly shielded isolator or “hot cell” using remote manipulators. After separating Cs-131 from the energetic Ba-131, subsequent seed processing may be performed in locally shielded fume hoods or glove boxes. If enriched barium feedstock is used, the residual barium remaining after subsequent Cs-131 separation cycles (“milkings”) will be recycled back to the reactor facility for re-irradiation. This material will be recycled as many times as economically feasible, which should make the process more cost effective. As an alternative to performing the Cs-131 separation in our own facilities, IsoRay may enter into agreements with other entities to supply “raw” Cs-131 by performing the initial barium/cesium separation at their facilities, followed by final purification at IsoRay’s facility.

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

The Company intends to implement a just-in-time production capability that is keenly responsive to customer input and orders to ensure that individual customers receive a higher level of customer service from us than from existing seed suppliers who have the luxury of longer lead times due to longer half-life products. Time from order to completion of product manufacture can be reduced to three to five days, including receipt of irradiated barium (from a supplier’s reactor), separation of Cs-131 (at our facilities), isotope labeling of the core, and loading of cores into pre-welded titanium “cans” for final welding, testing, quality assurance and shipping.

It is up to each physician to determine the dosage necessary for implants and acceptable dosages vary among physicians. Many of the physicians who order our seeds order more seeds than necessary but wish to assure themselves that they have a sufficient amount. Upon receipt of an order, the Company either delivers the seeds from its facility directly to the physician using Federal Express or sends the order to an independent third party with expertise in seed delivery who delivers the seeds prior to implant. If the implant is postponed or rescheduled, the short half-life of the seeds makes them unsuitable for use and therefore they must be re-ordered. The Company's historical profit margin on seeds has been sufficient to justify unusable inventory and management has monitored the amount of unused inventory carefully to review its calculations of wastage in its business plans.

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

Manufacturing Facility

The initial production of the IsoRay Cs-131 brachytherapy seed commenced at PNNL in 2004. IsoRay Medical has signed a lease agreement and completed construction (tenant improvements) of a new interim production facility in Richland, Washington that received final regulatory approval on October 6, 2005 and will begin radioactive production operations shortly thereafter. The Company is also considering another state as a location for a future facility, either as the Company’s sole manufacturing facility or as a secondary facility. No agreements have been reached for any possible facilities outside of Washington.

Repackaging Services

Most brachytherapy manufacturers offer their seed product to the end user packaged in four principal packing configurations provided in a sterile or non-sterile package depending on the customer’s preference. These include:

•	Loose seeds

•	Pre-loaded needles (loaded with 3 to 5 seeds and spacers)

•	Strands of seeds (consists of seeds and spacers in a biocompatible “shrink wrap”)

•	Pre-loaded Mick cartridges (fits the Mick applicator - seed manufacturers usually load and sterilize Mick cartridges in their own manufacturing facilities)

No single package configuration dominates the market at this point. Market share estimates, based on internal management studies of the market, for each of the four packaging types are: loose seeds (negligible amount) Mick cartridges (30%), pre-loaded needles (20%) and strands (50%). Market trends indicate significant movement toward the stranded configuration, as there are some clinical data suggesting less potential for post-implant seed migration when a stranded configuration is used

The role of the repackaging service is to package, assay and certify the contents of the final product configuration shipped to the customer. A commonly used method of providing this service is through independent radiopharmacies such as Anazao Healthcare and Advanced Care Pharmacy. Manufacturers send loose seeds along with the physician’s instructions to the radiopharmacy who, in turn, loads needles and/or strands the seeds according to the doctor’s instructions. These pharmacies then sterilize the product and certify the final packaging prior to shipping directly to the end user.

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

Independent radiopharmacies usually provide the final packaging of the product delivered to the end user. This reduces an opportunity for reinforcing the “branding” of the seed product. By providing its own repackaging service, the Company preserves the product branding opportunity and eliminates any concerns related to the handling of its product by a third party prior to delivery to the end user.

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

Barium Enrichment Device

Barium-130 is the original source material for Cs-131. When Ba-130 is put into a nuclear reactor it becomes Ba-131, the radioactive material that is the parent of Cs-131. Barium metal found in nature contains only 0.1% of Ba-130 with six other isotopes making up the other 99.9%. As part of its manufacturing process the Company intends to develop a barium enrichment device that should create “enriched barium” with a higher concentration of the Ba-130 isotope than is found in naturally occurring barium. In addition to creating a higher purity Ba-130, which translates into higher purity Cs-131, a barium enrichment device will result in higher yields of Cs-131. The Company has identified sources of enriched barium, including in the former Soviet Union, that we believe we can use until the barium enrichment device is developed.

Marketing and Sales

Marketing Strategy

The Company intends to position Cs-131 as the isotope of choice for prostate brachytherapy. Management believes there is no apparent clinical reason to use other isotopes when Cesium-131 is available. The advantages associated with a high energy and short half-life isotope are generally accepted within the clinical community and the Company intends to help educate potential patients about the clinical benefits a patient would experience from the use of Cs-131 for his brachytherapy seed treatment. The potential negative effects of the prolonged radiation times associated with the long half-life of Iodine-125 make this isotope less attractive than Cesium-131.

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

The advantages of Cs-131’s unique combination of high energy and short half-life will be heavily promoted within the clinical market. Because we believe there is no apparent clinical reason to choose other isotopes over Cesium, we have and will continue to target those high volume users of other isotopes as our first implant sites. We will also emphasize the prolonged radiation times and the high doses of radiation given to the patient by the Iodine isotope and the possible negative effects of this prolonged radiation to the adjacent healthy tissues. We believe that this is an important marketing message because clinicians generally agree the radiation given by Iodine has little or no clinical benefit after 120 to 150 days.

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

In today’s U.S. health care market patients are more informed and involved in the management of their health and any treatments required. Many physicians relate incidents of their patients coming for consultations armed with articles researched on the Internet and other sources describing new treatments and medications. In many cases, these patients are demanding a certain therapy or drug and the physicians are complying when medically appropriate.

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

The initial response to our new isotope from prominent radiation oncologists, medical physicists and urologists in the US has been very positive. As of October 6, 2006, the Company had supplied the 131Cs seed to thirteen well-known implant centers strategically located throughout the U.S. Implant centers are currently located in the states of Arizona, California, Illinois, Pennsylvania, Tennessee, New York, Texas, Washington and Wisconsin, which have implanted our seed into 75 patients as of October 6, 2005. As production increases, additional centers will be added. Clinical results from the patients implanted through October 6, 2005, while perhaps not a large enough group to draw statistically significant conclusions, have been consistent with the reduced side effects expected from the shorter half-life of Cs-131.

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

Pricing

Payment for IsoRay Medical products comes from third-party payers including Medicare/Medicaid and private insurance groups. These payers reimburse the hospitals and clinics via well-established payment procedures. On October 31, 2003, as a result of IsoRay Medical’s predecessor’s filing for an Additional Device Category, CMS (Centers for Medicare and Medicaid Services) approved a HCPCS/CPT code for Cs-131 brachytherapy seeds of $44.67 per seed. This is the same price as awarded to Pd-103 seeds, and compares favorably to the $37.34 price granted to I-125 seeds. Medicare is the most significant U.S. payor for prostate brachytherapy services, and is the payor in close to 70% of all U.S. prostate brachytherapy cases. CMS reviews and adjusts outpatient reimbursement on a periodic and ad hoc basis, but no changes are expected for 2006. As of July 31, 2005, the price for our loose seeds was $55 per seed.

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

Other Information

Customers

Customers representing ten percent or more of total Company sales for the twelve months ended June 30, 2005 include:

Chicago Prostate Cancer Center	Westmont, IL	18.5% of revenue

Western Cancer Center	San Diego, CA	30.6% of revenue

Texas Cancer Center	San Antonio, TX	21.8% of revenue

The loss of any of these significant customers would have a temporary adverse effect on the Company’s revenues, which would continue until the Company located new customers to replace them.

Proprietary Rights

The Company relies on a combination of patent, copyright and trademark laws, trade secrets, software security measures, license agreements and nondisclosure agreements to protect its proprietary rights. Some of the Company’s proprietary information may not be patentable.

The Company intends to vigorously defend its proprietary technologies, trademarks, and trade secrets. Members of management, employees, and certain equity holders have previously signed non-disclosure, non-compete agreements, and future employees, consultants, advisors, with whom the Company engages, and who are privy to this information, will be required to do the same. A patent for the Cesium separation and purification process has been granted on May 23, 2000 by the U.S. Patent and Trademark Office (USPTO) under Patent Number 6,066,302, with an expiration date of May 23, 2020. The process was developed by Lane Bray, a shareholder of the Company, and has been assigned exclusively to IsoRay Medical. IsoRay’s predecessor also filed for patent protection in four European countries under the Patent Cooperation Treaty. Those patents have been assigned to IsoRay Medical.

Our management believes that certain aspects of the IsoRay seed design and construction techniques are patentable innovations. These innovations have been documented in IsoRay laboratory records, and a patent application was filed with the USPTO on November 12, 2003. Certain methodologies regarding isotope production, separation, and seed manufacture are retained as trade secrets and are embodied in IsoRay Medical’s procedures and documentation. In June and July of 2004, three patent applications were filed relating to methods of deriving Cs-131 and Y-90 developed by IsoRay Medical employees. The Company is currently working on developing and patenting additional methods of deriving Cs-131 and Y-90, and other isotopes.

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

Effective August 1, 1998, Pacific Management Associates Corporation (PMAC) transferred its entire right, title and interest in an exclusive license agreement with Donald Lawrence to IsoRay, LLC in exchange for a membership interest. The license agreement was transferred to IsoRay, Inc. (WA domiciled) effective May 1, 2002 in connection with the tax-free reorganization.

The terms of the license agreement require the payment of a royalty based on the Net Factory Sales Price, as defined in the agreement, of licensed product sales. Because the licensor’s patent application was ultimately abandoned, only a 1% “know-how” royalty based on Net Factory Sales Price, as defined, remains applicable. To date, there have been no product sales incorporating the licensed technology and there is no royalty due pursuant to the terms of the agreement. Management believes that because this technology is not presently being used and believes it will not be used in the future that no royalties will be paid under this agreement.

Research And Development

From inception (December 17, 2001) through June 30, 2005, IsoRay Medical and its predecessor companies incurred more than $1.8 million in costs related to research and development activities. The Company expects to continue to have employees working on activities that will be classified as research or development for the foreseeable future.

Government Regulation

The Company's present and future intended activities in the development, manufacture and sale of cancer therapy products are subject to extensive laws, regulations, regulatory approvals and guidelines. Within the United States, the Company's therapeutic radiological devices must comply with the U.S. Federal Food, Drug and Cosmetic Act, which is enforced by the FDA. The Company is also required to adhere to applicable FDA regulations for Good Manufacturing Practices, including extensive record keeping and periodic inspections of manufacturing facilities. IsoRay Medical's predecessor obtained FDA 510(k) clearance in March 2003 to market the IsoRay 131Cs seed for the treatment of localized solid tumors. The Company has not applied for clearance from the FDA to market its second product (currently in development), Yttrium-90, but management believes that it will not be difficult to obtain clearance for Y-90, since other manufacturers of this product have already obtained clearance for it.

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

As a registered medical device manufacturer with the FDA, we are subject to inspection to ensure compliance with their current Good Manufacturing Practices, or cGMP. These regulations require that we and any of our contract manufacturers’ design, manufacture and service products and maintain documents in a prescribed manner with respect to manufacturing, testing, distribution, storage, design control and service activities. Modifications or enhancements that could significantly affect the safety or effectiveness of a device or that constitute a major change to the intended use of the device require a new 510(k) notice for any product modification. We may be prohibited from marketing the modified product until the 510(k) notice is cleared by the FDA.

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

In the United States, as a manufacturer of medical devices and devices utilizing radioactive by product material, we are subject to extensive regulation by not only federal governmental authorities, such as the FDA, but also by state and local governmental authorities, such as the Washington State Department of Health, to ensure such devices are safe and effective. In Washington State, the Department of Health, by agreement with the federal Nuclear Regulatory Commission ("NRC"), regulates the possession, use, and disposal of radioactive byproduct material as well as the manufacture of radioactive sealed sources to ensure compliance with state and federal laws and regulations. Our 131Cs brachytherapy seeds constitute both medical devices and radioactive sealed sources and are subject to these regulations.

Moreover, our use, management and disposal of certain radioactive substances and wastes are subject to regulation by several federal and state agencies depending on the nature of the substance or waste material. We believe that we are in compliance with all federal and state regulations for this purpose.

Washington voters approved Initiative 297 in late 2004, which may impose additional restrictions on sites at which mixed radioactive and hazardous wastes are generated and stored, including PNNL, as it prohibits additional mixed radioactive and hazardous waste from being brought to sites, such as PNNL, until the existing on-site waste conforms to all state and federal environment laws. The constitutionality of this initiative has been challenged, but if it were enforced it could impact our ability to manufacture our seeds, whether at PNNL or elsewhere in the State of Washington.

Seasonality

The Company is not aware of any significant seasonal influences on its business. The composition of certain products and services changes modestly with shifts in weather with no material impact on total revenues.

Employees

As of September 30, 2005, IsoRay Medical employed twenty-four full-time individuals, one occasional individual and one part-time individual. The Company's future success will depend, in part, on its ability to attract, retain, and motivate highly qualified technical and management personnel. From time to time, the Company may employ independent consultants or contractors to support its research and development, marketing, sales and support and administrative organizations. Neither the Company's nor IsoRay Medical's employees are represented by any collective bargaining unit. IsoRay Medical estimates that successful implementation of its growth plan would result in up to 30 additional employees by the end of 2006.

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

The Company’s patented Cs-131 separation process is likely to provide us a sustainable competitive advantage in this area. Production of Cs-131 also requires specialized facilities (hot cells) that represent high cost and long lead time if not readily available. In addition, a competitor would need to develop a method for isotope attachment and seed assembly, would need to conduct testing to meet NRC and FDA requirements, and would need to obtain regulatory approvals before marketing a competing device.

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

The Company plans to introduce Cs-131 initially into Europe and later into other international markets through partnerships and strategic alliances with channel partners for manufacturing and distribution. Another advantage of the Cs-131 isotope is its potential applicability to other cancers and other diseases. Cs-131 has FDA approval to be used for treatments for a broad spectrum of cancers including breast, brain, lung, and liver cancer, and the Company believes that a major opportunity exists as an adjunct therapy for the treatment of breast cancer. Preliminary discussions have begun with prominent physicians regarding the use of Cs-131-based therapies for the treatment of lung, pancreatic and brain cancer. In addition to Y-90, there is the opportunity to develop and market other radioactive isotopes to the US market, and to market the Cs-131 isotope itself, separate from its use in our seeds. The Company is also in the preliminary stages of exploring alternate methods of delivering our isotopes to various organs of the body, as it may be advantageous to use delivery methods other than a titanium-encapsulated seed to deliver radiation to certain organs.

Risk Factors

Our Subsidiary’s Independent Accountants Have Expressed Doubt About Its Ability To Continue As A Going Concern. IsoRay Medical has generated material operating losses since inception and has a shareholders’ deficit. We expect to continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities or obtaining loans and grants from various financial institutions where possible. The doubt expressed by IsoRay Medical’s auditors about its ability to continue as a going concern increases the difficulty in meeting such goals. IsoRay Medical began generating revenue in October 2004, has generated revenue of approximately $410,000 through September 30, 2005, and is in the early stages of marketing its IsoRay 131Cs seed. IsoRay Medical and the Company have limited historical, operating or financial information upon which to evaluate their performance. There can be no assurance that the Company will attain profitability.

Our Revenues Depend Upon One Product. Until such time as we develop additional products, our revenues depend upon the successful production, marketing, and sales of the IsoRay 131Cs seed. The rate and level of market acceptance of this product may vary depending on the perception by physicians and other members of the healthcare community of its safety and efficacy as compared to that of competing products, if any; the clinical outcomes of the patients treated; the effectiveness of our sales and marketing efforts in the United States and Europe; any unfavorable publicity concerning our product or similar products; our product’s price relative to other products or competing treatments; any decrease in current reimbursement rates from the Centers for Medicare and Medicaid Services or third party payers; regulatory developments related to the manufacture or continued use of the product; availability of sufficient supplies of enriched barium for 131Cs seed production; ability to produce sufficient quantities of this product; and the ability of physicians to properly utilize the device and avoid excessive levels of radiation to patients. Because of our reliance on this product as the sole source of our revenue, any material adverse developments with respect to the commercialization of this product may cause us to continue to incur losses rather than profits in the future.

Although Approved To Treat Any Malignant Tissue, Our Sole Product Is Currently Used To Treat One Type Of Cancer. Currently, the IsoRay 131Cs seed is used exclusively for the treatment of prostate cancer. We believe the 131Cs seed will be used to treat cancers of other sites as well, as is currently the case with our competitors’ 125I and 103Pd seeds. However, we believe that clinical data gathered by select groups of physicians under treatment protocols specific to other organs, will be needed prior to widespread acceptance of our product for treating other cancer sites. If our current and future products do not become accepted in treating cancers of other sites, our sales will depend solely on treatment of prostate cancer and will require ever increasing market share to increase revenues.

We Have Limited Data On The Clinical Performance Of 131Cs. As of October 6, 2005, the IsoRay 131Cs seed has been implanted in 75 patients. While this limited number of patients may prevent us from drawing statistically significant conclusions, the side effects experienced by these patients were less severe than side effects observed in seed brachytherapy with 125I and 103Pd and in other forms of treatment such as radical prostatectomy These early results indicate that the onset of side effects generally occurs between one and three weeks post-implant, and the side effects are resolved between five and eight weeks post-implant, indicating that, at least for these initial patients, side effects resolved more quickly than the side effects that occur with competing seeds or with other forms of treatment. These limited findings support management’s belief that the 131Cs seed will result in less severe side effects than competing treatments, but we may have to gather data on outcomes from additional patients before we can establish statistically valid conclusions regarding the incidence of side effects from our seeds.

We Will Need To Raise Additional Capital. The hiring of upper level sales executives, entry into capital lease agreements for a glove box and a hot cell, and entry into executive contracts requiring payments upon reaching certain milestones significantly increased IsoRay Medical’s monthly cash requirements since August 2004. Monthly operating cash requirements as of the date of this filing were approximately $500,000, excluding capitalized items. Capital expenditures typically include the purchase or capital lease of equipment, with a life-expectancy of more than 12 months, costing in excess of $2,500, which would include among other things: analytical systems, improved packaging for final products and, new production systems which increase manufacturing throughput. Ongoing requirements to meet greater payroll obligations coupled with legal and accounting fees related to completing the recent merger with IsoRay, Inc. and public reporting status have resulted in greater amounts of short-term cash demands. IsoRay Medical was actively raising capital prior to the merger and we will need to continue to raise capital.

We will also need substantial funds to complete the development, manufacturing, and marketing of our current and future products. Consequently, we will seek to raise additional capital through not only public and private offerings of equity and debt securities, but also collaborative arrangements, strategic alliances, or from other sources. We will need to raise at least $5.5 million of additional capital to fund working capital needs through the end of 2006. IsoRay Medical has entered into a lease agreement and has constructed a manufacturing and production facility located in Richland, Washington that its management believes will provide adequate space to manufacture the 131Cs seed product for the prostate and other organ cancer markets until late 2007.

We may be unable to raise additional capital on commercially acceptable terms, if at all, and if we raise capital through additional equity financing, existing shareholders may have their ownership interests diluted. Our failure to be able to generate adequate funds from operations or from additional sources would harm our business.

The Passage Of Initiative 297 In Washington May Result In The Relocation Of Our Manufacturing Operations. Washington voters approved Initiative 297 in late 2004, which may impose restrictions on sites at which mixed radioactive and hazardous wastes are generated and stored, including the PNNL, which is where our 131Cs seed product has been manufactured to date. We are currently in the process of transitioning from PNNL to full production in our new, leased facility outside of PNNL. IsoRay has been assured by the Attorney General’s office of the State of Washington that medical isotopes are not included in Initiative 297 and that manufacturing in IsoRay’s new production facility would not be interrupted, but there is no assurance that this interpretation of Initiative 297 by the Attorney General’s Office will continue to exclude medical isotopes. The U.S. Secretary of Energy is a party to litigation challenging the constitutionality of Initiative 297 in U.S. District Court. Due to this litigation, the State of Washington and the U.S. Justice Department have agreed to delay any implementation of Initiative 297 for an indefinite period of time. Thus, we have the ability to continue manufacturing seeds at PNNL for some period of time if needed as a back-up to our new IsoRay production facility, or to conduct further development activities there. If the State of Washington begins enforcement of the initiative, we may be unable to conduct any future activities at PNNL that would generate mixed radioactive and hazardous wastes.

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

We Have Limited Manufacturing Experience And May Not Be Able To Meet Demand. The existing management team and staff of IsoRay Medical and the Company have experience primarily in research and development of products and our experience in commercial-scale manufacturing is limited. IsoRay Medical began commercial production of the 131Cs seed in the fourth quarter of 2004 and has completed 45 production-scale 131Cs separation runs as of October 3, 2005. IsoRay Medical recently demonstrated production of 90Y using a process suitable for weekly production of commercial-scale quantities of this isotope. Although IsoRay Medical’s management team has significant radiochemistry experience, there is a possibility that production demands may result in challenges that may be too difficult or expensive to overcome. IsoRay Medical has developed and deployed semi-automated laser welding equipment that can produce seeds faster than a certain fully-automated line of equipment the Company has reviewed that would cost several million dollars to design and fabricate. IsoRay Medical believes it will continually find more efficient means of welding the titanium seeds; however, there is a possibility that future demand will outstrip our ability to produce seeds using the semi-automated process. We cannot ensure that either IsoRay Medical’s manufacturing processes or its ability to sustain ongoing production of its products will be able to meet demand.

Sales And Marketing Experience. IsoRay Medical’s sales and marketing team has extensive experience in successfully establishing and training domestic and international sales forces as well as successfully introducing new medical devices to the market, but we have limited specific experience with commercial sales and marketing of the Cesium-131 radioisotope. IsoRay Medical has employed marketing professionals with extensive experience selling medical devices, including radioisotopes for large, international companies. Our initial marketing activities have been targeted to a limited number of physicians and treatment centers, and we will need to recruit additional employees to assist in expanding our customer base. We have developed in-house customer service, order entry, shipping, billing, and sales support. In addition, the Company has engaged a nationally recognized reimbursement specialist Kathy Francisco, of the Pinnacle Health Group, with over 25 years of healthcare reimbursement experience, to assist with reimbursement questions and to provide reimbursement guidelines and appropriate insurance coding numbers needed to obtain reimbursement for seed costs and the implant procedure by our customers. This consulting project was completed by the spring of 2005 and cost IsoRay approximately $7,500 plus travel-related expenses. Although, this group and other consultants continue to be available to support the Company in its reimbursement and marketing programs, we cannot be certain that our products will be marketed and distributed in accordance with our expectations or that our market research will be accurate. We also cannot be certain that we will be able to develop our own sales and marketing capabilities to the extent anticipated by management. We may choose to add third-party distribution channels, but we may not be able to maintain satisfactory arrangements with the third parties upon whom we rely.

We Are Subject To The Risk That Certain Third Parties May Mishandle Our Product. We rely on third parties, such as Federal Express, to deliver our 131Cs seed, and on other third parties, including various radiopharmacies, to package our 131Cs seed in certain specialized packaging forms that, as of the date of this report, we do not provide at our own facilities. We are subject to the risk that these third parties may mishandle our product, which could result in adverse effects, particularly given the radioactive nature of our product.

Our Operating Results Will Be Subject To Significant Fluctuations. Our quarterly revenues, expenses, and operating results are likely to fluctuate significantly in the future. Fluctuation may result from a variety of factors, which are discussed in detail throughout this “RISK FACTORS” section, including:

•	our achievement of product development objectives and milestones;

•	demand and pricing for the Company’s products;

•	effects of aggressive competitors;

•	hospital, clinic and physician buying decisions;

•	research and development and manufacturing expenses;

•	patient outcomes from our therapy;

•	physician acceptance of our products;

•	government or private healthcare reimbursement policies;

•	our manufacturing performance and capacity;

•	incidents, if any, that could cause temporary shutdown of our manufacturing facilities;

•	the amount and timing of sales orders;

•	rate and success of future product approvals;

•	timing of FDA approval, if any, of competitive products and the rate of market penetration of competing products;

•	seasonality of purchasing behavior in our market;

•	overall economic conditions; and

•	the successful introduction or market penetration of alternative therapies.

We Rely Heavily On A Limited Number Of Suppliers. Some materials used in our products are currently available only from a limited number of suppliers. For example, virtually all titanium tubing used in brachytherapy seed manufacture comes from a single source, Accellent Corporation. We currently obtain a key component of our seed core from a single supplier. We do not have formal written agreements with either this key supplier or with Accellent Corporation. Any interruption or delay in the supply of materials required to produce our products could harm our business if we were unable to obtain an alternative supplier or substitute equivalent materials in a cost-effective and timely manner. Additional factors that could cause interruptions or delays in our source of materials include limitations on the availability of raw materials or manufacturing performance experienced by our suppliers and a breakdown in our commercial relations with one or more suppliers. Some of these factors may be completely out of our control and our suppliers’ control.

Future Production Increases Will Depend on Our Ability to Acquire Larger Quantities of 131Cs and Hire More Employees. IsoRay currently obtains 131Cs through reactor irradiation of natural barium and subsequent separation of cesium from the irradiated barium targets. The amount of 131Cs that can be produced from a given reactor source is limited by the power level and volume available within the reactor for irradiating targets. This limitation can be overcome by utilizing barium feedstock that is enriched in the stable isotope 130Ba. However, the number of suppliers of enriched barium is limited and they may be unable to produce this material in sufficient quantities at a reasonable price.

IsoRay has entered into an exclusive agreement with the Institute of Nuclear Materials in the former Soviet Union to provide irradiated barium and 131Cs in quantities sufficient to supply a significant percentage of future demand for 131Cs. IsoRay believes this supplier may also provide access to sufficient quantities of enriched barium that may be recycled for use in other reactors to increase the production of 131Cs. Although the agreement provides for supplying 131Cs in significant quantities, there is no assurance that this will result in IsoRay gaining access to a sufficient supply of enriched barium feedstock and if sufficient supplies are attained we will need to increase our manufacturing staff.

We Are Subject To Uncertainties Regarding Reimbursement For Use Of Our Products. Hospitals and freestanding clinics may be less likely to purchase our products if they cannot be assured of receiving favorable reimbursement for treatments using our products from third-party payers, such as Medicare, Medicaid and private health insurance plans. Currently, Medicare reimburses hospitals, clinics and physicians for the cost of seeds used in brachytherapy procedures on a per seed basis. Historically, private insurers have followed Medicare guidelines in establishing reimbursement rates. However, third-party payers are increasingly challenging the pricing of certain medical services or devices, and we cannot be sure that they will reimburse our customers at levels sufficient for us to maintain favorable sales and price levels for our products. There is no uniform policy on reimbursement among third-party payers, and we can provide no assurance that our products will continue to qualify for reimbursement from all third-party payers or that reimbursement rates will not be reduced. A reduction in or elimination of third-party reimbursement for treatments using our products would likely have a material adverse effect on our revenues.

In 2003, IsoRay applied to the Centers for Medicare and Medicaid Services (CMS) and received reimbursement codes for use of our 131Cs seed (HCPCS code C2633 and APC code 2633). However, since January 1, 2004 hospitals and clinics ordering brachytherapy seeds have been reimbursed for the cost of the seeds plus a fixed mark-up at a rate prescribed by CMS. Reimbursement amounts are reviewed and revised periodically, and on an ad hoc basis. Although the Company is not currently aware of any changes to CMS reimbursement rates that would have a material effect on our ability to maintain our pricing structure, adjustments could be made to these reimbursement amounts or policies, which could result in reduced reimbursement for brachytherapy services, which could negatively affect market demand for our products.

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

In the United States, as a manufacturer of medical devices and devices utilizing radioactive by-product material, we are subject to extensive regulation by federal, state, and local governmental authorities, such as the FDA and the Washington State Department of Health, to ensure such devices are safe and effective. Regulations promulgated by the FDA under the U.S. Food, Drug and Cosmetic Act, or the FDC Act, govern the design, development, testing, manufacturing, packaging, labeling, distribution, marketing and sale, post-market surveillance, repairs, replacements, and recalls of medical devices. In Washington State, the Department of Health, by agreement with the federal Nuclear Regulatory Commission ("NRC"), regulates the possession, use, and disposal of radioactive byproduct material as well as the manufacture of radioactive sealed sources to ensure compliance with state and federal laws and regulations. Our 131Cs brachytherapy seeds constitute both medical devices and radioactive sealed sources and are subject to these regulations.

Under the FDC Act, medical devices are classified into three different categories, over which the FDA applies increasing levels of regulation: Class I, Class II, and Class III. Our 131Cs seed has been classified as a Class II device and has received clearance from the FDA through the 510(k) pre-market notification process. Although not anticipated, any modifications to the device that would significantly affect safety or effectiveness, or constitute a major change in intended use, would require a new 510(k) submission. As with any submittal to the FDA, there is no assurance that a 510(k) clearance would be granted.

In addition to FDA-required market clearances and approvals for our products, our manufacturing operations are required to comply with the FDA's Quality System Regulation, or QSR, which addresses requirements for a company's quality program such as management responsibility, good manufacturing practices, product and process design controls, and quality controls used in manufacturing. Compliance with applicable regulatory requirements is monitored through periodic inspections by the FDA Office of Regulatory Affairs ("ORA"). We anticipate both announced and unannounced inspections by the FDA. Such inspections could result in non-compliance reports (Form 483) which, if not adequately responded to, could lead to enforcement actions. The FDA can institute a wide variety of enforcement actions, ranging from public warning letters to more severe sanctions such as fines, injunctions, civil penalties, recall of our products, operating restrictions, suspension of production, non-approval or withdrawal of pre-market clearances for new products or existing products, and criminal prosecution. There can be no assurance that we will not incur significant costs to comply with these regulations in the future or that the regulations will not have a material adverse effect on our business, financial condition and results of operations.

The marketing of our products in foreign countries will, in general, be regulated by foreign governmental agencies similar to the FDA. Foreign regulatory requirements vary from country to country. The time and cost required to obtain regulatory approvals could be longer than that required for FDA clearance in the United States and the requirements for licensing a product in another country may differ significantly from FDA requirements. We will rely, in part, on foreign distributors to assist us in complying with foreign regulatory requirements. We may not be able to obtain these approvals without incurring significant expenses or at all, and the failure to obtain these approvals would prevent us from selling our products in the applicable countries. This could limit our sales and growth.

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

Our Business Involves Environmental Risks. Our business involves the controlled use of hazardous materials, chemicals, biologics, and radioactive compounds. Manufacturing is extremely susceptible to product loss due to radioactive, microbial, or viral contamination; material or equipment failure; vendor or operator error; or due to the very nature of the product’s short half-life. Although we believe that our safety procedures for handling and disposing of such materials comply with state and federal standards there will always be the risk of accidental contamination or injury. In addition, radioactive, microbial, or viral contamination may cause the closure of the respective manufacturing facility for an extended period of time. By law, radioactive materials may only be disposed of at state-approved facilities. We currently dispose of our radioactive waste through the Battelle managed PNNL site under a one year renewable agreement. At our new, leased facility we intend to use commercial disposal contractors. We may incur substantial costs related to the disposal of these materials. If we were to become liable for an accident, or if we were to suffer an extended facility shutdown, we could incur significant costs, damages, and penalties that could harm our business.

We Rely Upon Key Personnel. Our success will depend, to a great extent, upon the experience, abilities and continued services of our executive officers and key scientific personnel. IsoRay, Inc. has an employment agreement with Roger Girard, its Chief Executive Officer, and IsoRay Medical has employment agreements with most of its executive officers and key scientific personnel. If we lose the services of several of these officers or key scientific personnel, our business could be harmed. Our success also will depend upon our ability to attract and retain other highly qualified scientific, managerial, sales, and manufacturing personnel and their ability to develop and maintain relationships with key individuals in the industry. Competition for these personnel and relationships is intense and we compete with numerous pharmaceutical and biotechnology companies as well as with universities and non-profit research organizations. We may not be able to continue to attract and retain qualified personnel.

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

Our Ability To Expand Into Foreign Markets Is Uncertain. Our future growth will depend in part on our ability to establish, grow and maintain product sales in foreign markets, particularly in Europe and Asia. However, we have limited experience in marketing and distributing products in other countries. Any foreign operations would subject us to additional risks and uncertainties, including our customers’ ability to obtain reimbursement for procedures using our products in foreign markets; the burden of complying with complex and changing foreign regulatory requirements; language barriers and other difficulties in providing long-range customer service; potentially longer accounts receivable collection times; significant currency fluctuations, which could cause third party distributors to reduce the number of products they purchase from us because the cost of our products to them could fluctuate relative to the price they can charge their customers; reduced protection of intellectual property rights in some foreign countries; and the possibility that contractual provisions governed by foreign laws would be interpreted differently than intended in the event of a contract dispute. Any future foreign sales of our products could also be adversely affected by export license requirements, the imposition of governmental controls, political and economic instability, trade restrictions, changes in tariffs and difficulties in staffing and managing foreign operations. Many of these factors may also affect our ability to import enriched barium from Russia under our contract with the Institute of Nuclear Materials.

Our Ability To Initiate Operations And Manage Growth Is Uncertain. Our efforts to commercialize our medical products will result in new and increased responsibilities for management personnel and will place a strain upon the entire company. To compete effectively and to accommodate growth, if any, we may be required to continue to implement and to improve our management, manufacturing, sales and marketing, operating and financial systems, procedures and controls on a timely basis and to expand, train, motivate and manage our employees. There can be no assurance that our personnel, systems, procedures, and controls will be adequate to support our future operations. If the IsoRay 131Cs seed were to rapidly become the “seed of choice,” it is unlikely that we could meet demand. We could experience significant cash flow difficulties and may have difficulty obtaining the working capital required to manufacture our products and meet demand. This would cause customer discontent and invite competition.

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

There Is A Limited Market For Our Common Stock. Currently only a limited trading market exists for our common stock. Our common stock currently trades on the Pink Sheets, a market with very limited liquidity and minimal listing standards, under the symbol “ISRY.PK.” Any broker/dealer that makes a market in our stock or other person that buys or sells our stock could have a significant influence over its price at any given time, and quotations are limited and sporadic. We have applied for a listing on the Over-the Counter Bulletin Board, but there can be no assurance that such a listing will be obtained. Even if we are listed on the Over-the-Counter Bulletin Board, shareholders may experience more difficulty in attempting to sell their shares than if the shares were listed on a national stock exchange or quoted on the NASDAQ Stock Market. We cannot assure our shareholders that a market of our stock will be sustained. There is no assurance that our shares will have any greater liquidity than shares that do not trade on a public market.

Our Stock Price Is Likely To Be Volatile. There is generally significant volatility in the market prices and limited liquidity of securities of early stage companies, and particularly of early stage medical product companies. Contributing to this volatility are various events that can affect our stock price in a positive or negative manner. These events include, but are not limited to: governmental approvals, refusals to approve, regulations or actions; market acceptance and sales growth of our products; litigation involving the Company or our industry; developments or disputes concerning our patents or other proprietary rights; changes in the structure of healthcare payment systems; departure of key personnel; future sales of our securities; fluctuations in our financial results or those of companies that are perceived to be similar to us; investors’ general perception of us; and general economic, industry and market conditions. If any of these events occur, it could cause our stock price to fall.

Our Common Stock May Be Subject To Penny Stock Regulation. If the market price of our shares declines below $5.00 per share, our shares would be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended, commonly referred to as the “penny stock” rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant’s net tangible assets; or exempted from the definition by the SEC. If our shares were deemed to be “penny stocks”, trading in the shares would be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company leased, prior to July 2005, approximately 1,941 square feet of office space at 4701 IDS Center, Minneapolis, Minnesota 55402. This space was sub-leased to a separate company owned by the Company’s then-CEO. The Company incurred no expense related to this lease during any period reflected in this Transitional Report on Form 10-KSB.

Subsequent to June 2005, the Company’s executive offices are now located at 350 Hills Street, Suite 106, Richland, WA 99354, (509) 375-1202, where IsoRay Medical currently leases approximately 3,100 square feet of office and laboratory space for $4,196 per month from Energy Northwest. The lease expires December 31, 2005, but is renewable. The Company is not affiliated with its lessor. Additional office space will be needed as employees are hired, and is currently available at this location. The Company believes that its current facilities will be adequate until the end of 2005, but it will need additional facilities at that time. In the future, due to business growth, the Company may elect to combine administrative services and production in one building which the Company may lease or build depending on market conditions.

In April 2004, IsoRay Medical’s predecessor signed a contract with PNNL, permitting IsoRay Medical to subcontract certain of its manufacturing needs to PNNL, use PNNL facilities to produce the Cs-131 brachytherapy seeds, and ship them to customers from the PNNL facilities. Using PNNL’s facilities has reduced the immediate need for IsoRay Medical to purchase specialized capital-intensive equipment. The contract allows it to manufacture Cs-131 seeds in PNNL until it expires in December 2006. Management believes that IsoRay will have sufficient time prior to this contract’s expiration to shift production to IsoRay’s new facility, described below.

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

PART II

ITEM 5 - MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS’ MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Articles of Incorporation provide that the Company has the authority to issue 200,000,000 shares of capital stock, which are currently divided into two classes as follows: 194,000,000 shares of common stock, par value of $0.001 per share; and 6,000,000 shares of preferred stock, par value of $0.001 per share. Immediately prior to the Merger, and following its recent 30:1 reverse stock split, the Company had approximately 2,498,000 shares of common stock outstanding, and no shares of preferred stock outstanding.

Our common stock is quoted on the Pink Sheets under the symbol “ISRY.PK.” We resumed trading on the Pink Sheets on August 18, 2005, after a period of no trading activity (under our prior symbol “CPPC.PK”) from February 18, 2005 until August 18, 2005. We also had a period of no trading activity from July 2003 until February 7, 2005. Prior to August 18, 2005, there was an absence of an established trading marking for the Company’s common stock, the market was very limited and sporadic, and no quotations from October 1, 2003 through July 2005 exceeded $0.01 per share.

On October 3, 2005, the last reported bid price of our common stock as reported on the Pink Sheets was $5.50 per share. This quotation represents an inter-dealer price without retail mark-up, mark-down or commissions, and may not necessarily represent an actual transaction.

As of September 30, 2005, we had approximately 811 shareholders of record, exclusive of shares held in street name.

Equity Compensation Plans

On May 27, 2005, the Company adopted the 2005 Stock Option Plan (the “Option Plan”) and the 2005 Employee Stock Option Plan (the “Employee Plan”), pursuant to which it may grant equity awards to eligible persons. The Option Plan allows the Board of Directors to grant options to purchase up to 1,500,000 shares of common stock to directors, officers, key employees and service providers of the Company, and the Employee Plan allows the Board of Directors to grant options to purchase up to 1,500,000 shares of common stock to officers and key employees of the Company. Options granted under either Plan have a ten year maximum term, an exercise price equal to at least the fair market value of the Company’s common stock (based on the trading price on the Pink Sheets or OTC Bulletin Board) on the date of the grant, and with varying vesting periods as determined by the Board. IsoRay Medical, Inc.’s option plans were cancelled and replaced in the merger with the Plans described above, and new options were issued without any change in the material terms of the options, other than acceleration of all unvested options (other than those issued to Mr. Griffiths, Mr. Hrobsky and Mr. Hutchinson which retained their original vesting terms). As of June 30, 2005, no options had been granted under either plan.

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

Preferred Stock

On May 27, 2005, the Company’s Board of Directors created two series of shares of Preferred Stock designated as Series A Convertible Preferred Stock and Series B Convertible Preferred Stock. The Series A Convertible Preferred Stock (the Series A Stock) consists of an aggregate of 1,000,000 shares, $0.001 par value, and the Series B Convertible Preferred Stock (Series B Stock) consists 5,000,000 shares, $0.001 par value (collectively, “Preferred Stock”). The Preferred Stock has preferences, limitations and relative rights in preference to the holders of any other stock of the Company. The Preferred Stock may be converted into common stock at a rate of one share of common stock for each one share of Preferred Stock being converted. Holders of Preferred Stock are also entitled to receive certain annual dividends, and no dividends of any type may be paid on the common stock unless all dividends to which the holders of Preferred Stock shall have been entitled shall have been paid or declared and a sum of money sufficient for the payment thereof set apart.

Sales of Unregistered Securities

During the nine months ended June 30, 2005 the following sales of unregistered securities were completed by IsoRay Medical, Inc.:

•
Between January 31, 2005 and July 10, 2005, IsoRay Medical, Inc. sold approximately $4,137,875 in principal amount of 8% convertible debentures (less commissions of ten percent (10%) on securities placed by broker/dealers), in reliance on the exemption from registration provided by Rule 506 of Regulation D of the Securities Act, that subsequent to the merger between the Registrant and IsoRay Medical, Inc. were convertible into 995,882 shares of common stock of the Registrant.

•
On March 31, 2005, IsoRay Medical, Inc. issued, in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, 30,303 shares of its common stock and paid $40,000 of cash to Intellegration LLC in full satisfaction of the $90,000 purchase price of three laser welding stations. Pursuant to the merger with the Registrant, these 30,303 shares were converted into 25,526 shares of the Registrant’s common stock.

•
In January 2005 IsoRay Medical, Inc. issued, in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, 211,140 shares of its common stock under §83(b) (subject to a substantial risk of forfeiture) to certain shareholders as an inducement for their guarantee of the Columbia River Bank line of credit and the note payable to Benton-Franklin Economic Development District. The transactions were recorded at the fair value of the shares, estimated to be $348,381. Pursuant to the merger with the Registrant, these 211,140 shares were converted into 177,854 shares of the Registrant’s common stock.

•
Between October 15, 2004 and January 21, 2005, IsoRay Medical, Inc. sold 765,500 shares of common stock and issued 229,650 warrants to purchase shares of common stock for $.50 per share, for a total of $1,531,000 to accredited individual investors, (less commissions of ten percent (10%) on securities placed by broker/dealers), in reliance on Rule 506 of Regulation D of the Securities Act. All 229,650 warrants were subsequently exercised prior to the completion of the merger on July 28, 2005. Pursuant to the merger, all 995,150 shares of IsoRay Medical, Inc. were converted into 838,230 shares of the Registrant.

•
In connection with the October 15, 2004 private placement, IsoRay Medical, Inc. granted, in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, the selling broker-dealers warrants to purchase 4.23 units at $20,000 per unit. These units represented 42,300 shares of IsoRay Medical, Inc. common stock to purchase 12,690 common shares at $.50 per share. These units were converted into 35,631 shares of the Registrant’s common stock and warrants to purchase 10,689 shares of the Registrant’s common stock at $.59 per share.

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

General and administrative expense for the nine months ended June 30, 2005 and the year ended September 30, 2003 were $30,128 and $9,095, respectively. The increase was directly related to various professional fees incurred in the consummation of the July 2005 business combination transaction with IsoRay Medical, Inc. Net loss for the nine months ended June 30, 2005 was ($30,128) as compared to net income of $75,757 for the year ended September 30, 2004. The $75,757 income in the year ended 2004 was primarily the result of the statutory cancellation of notes payable and accrued interest of $86,956.

In conjunction with a May 2005 sale of equity securities for approximately $85,000, the Company, the Company’s then-CEO and the purchasing shareholders negotiated a settlement whereby all outstanding debt owed to the then-CEO in the form of accrued compensation and working capital advances was settled in full for approximately $50,000. The Company recognized a reversal of accrued compensation of approximately $304,500 as a result of this negotiation. This reversal was included in “additional paid-in-capital” for the nine months ended June 30, 2005.

Year ended September 30, 2004 compared to Year ended September 30, 2003

General and administrative expenses for the years ended September 30, 2004 and September 30, 2003 were $9,095 and $19,022, respectively. Net income for the year ended September 30, 2004 was $75,757 as compared to a net loss of ($60,027) for the year ended September 30, 2003. The principal components of the loss for the year ended September 30, 2004 were the accrual of interest expense of $41,005 on outstanding notes payable and operating expenses of $19,022 related to maintaining the Company’s compliance with the Securities Exchange Act of 1934. Included in interest expense for fiscal 2004 and 2003 is approximately $2,100 and $41,000, respectively, in imputed interest charged to operations as a component of interest expense with an offset to contributed additional paid-in capital to recognize the economic effect of the suspended and forgiven interest on certain notes payable. This accounting is the result of the respective noteholders agreeing to discontinue their rights to interest subsequent to July 31, 2002.

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

Liquidity and Capital Resources

On or about May 2, 2005, the Company sold an aggregate 83,334 post-reverse split shares of unregistered, restricted common stock (2,500,000 pre-reverse split shares) for cash proceeds of approximately $85,000 to three (3) separate individuals, including 4,933 post-reverse split shares to the Company’s former President. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. The Company granted “piggy-back” registration rights to the holders of the shares of common stock which would entitle a holder to request that the Company register the common stock if the Company files a registration statement at any time prior to three years from the date the Company sold such shares of common stock. The Company has agreed to keep such registration statement current for up to 270 days. The Company has agreed to pay all expenses associated with any registration of the common stock except any underwriter’s commissions or fees or any fees of others employed by a selling shareholder, including attorneys' fees, which shall be the responsibility of the selling shareholder.

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

Going Concern Issues

IsoRay Medical, Inc., on the date of the reverse acquisition transaction was classified as a development stage enterprise, which was in the process of implementing its respective business plan to achieve a sustainable revenue stream. As of the date of the reverse merger transaction, IsoRay Medical, Inc. had a limited operating history and its future success was subject to the expenses, risks and uncertainties frequently encountered by companies in similar stages of development. These potential risks include failure to acquire adequate financing to fund further development of its products; failure to obtain and operate a production facility; failure to successfully create a market for its products; and other risks and uncertainties.

Management’s plans to raise additional financing include the sale of additional equity or borrowings. Management expects to obtain the necessary financing; however, no assurance can be given that such financing will be completed on terms acceptable to the Company. If the Company is not able to obtain additional financing, the development of the Company’s products could be delayed or suspended.

Inflation

Inflation and changing prices are not anticipated to have a significant impact on the future operations of the Company.

ITEM 7 - FINANCIAL STATEMENTS

The required accompanying financial statements begin on page F-1 of this document.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A - CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal control over financial reporting or in other factors, which could significantly affect internal control over financial reporting subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

The Audit Committee is responsible for assisting the Board of Directors in monitoring and oversight of (1) the integrity of the Company’s financial statements and its systems of internal accounting and financial controls and (2) the independence and performance of the Company’s independent auditors. The Board of Directors has determined that Mr. LaVoy and Mr. Kauffman are each an “audit committee financial expert” as defined in Item 401 of Regulation S-B promulgated by the Securities and Exchange Commission, and are each independent. The Board’s conclusions regarding the qualifications of Mr. LaVoy as an audit committee financial expert were based on his service as a chief financial officer of a public company, his experience as a certified public accountant and his degree in accounting. The Board’s conclusions regarding the qualifications of Mr. Kauffman as an audit committee financial expert were based on his service as a chief executive officer of multiple public companies, his active supervision of the principal financial and accounting officers of the public companies for which he served as chief executive officer, and his M.B.A. in Finance.

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

The Company entered into an employment agreement with Roger Girard, its Chief Executive Officer, effective October 6, 2005 (the “Girard Agreement”). The term of the Girard Agreement is through October 6, 2009, and will automatically extend for an additional one year term on each anniversary date unless the term is modified or terminated in accordance with the terms of the Girard Agreement at least ninety days prior to a given anniversary date. The Girard Agreement provides for a base salary of $180,000, an automatic increase to $220,000 effective January 1, 2006, and an increase to $300,000 effective July 1, 2006 if certain performance goals set by the Board of Directors are met. Mr. Girard is also entitled to participate in any benefit plans provided to key executives of the Company, and to a bonus if certain performance goals set by the Board of Directors are met. These performance goals have not yet been set by the Board. The Registrant has not entered into employment agreements with any other officers as of the date of this filing.

The directors and executive officers serving the Company as of October 11, 2005 were as follows:

Name	Age	Position Held

Roger Girard	62	Chairman, President, CEO
John Hrobsky	58	Vice President-Marketing
Michael Dunlop	53	Chief Financial Officer-Treasurer
David J. Swanberg	49	Vice President-Operations Corporate Secretary, Director
Robert Kauffman	64	Director
Thomas LaVoy	45	Director
Stephen Boatwright	41	Director

Roger E. Girard- In addition to serving as President, Chairman and CEO for the Company, Mr. Girard is also the CEO, President and Chairman of the Board of IsoRay Medical, Inc., and has served in these positions since the formation of IsoRay Medical, Inc. Mr. Girard was CEO and Chairman of IsoRay Medical's predecessor company from August of 2003 until October 1, 2004. Mr. Girard has been actively involved in the management and the development of the management team at IsoRay Medical, and his experienced leadership has helped drive IsoRay's development to date. From June 1998 until August of 2003, Mr. Girard served as President of Strategic Financial Services, a business consulting company based in Seattle, Washington designed to help wealthy individuals and companies with strategic planning and financial strategy. Strategic Financial Services previously provided its services to a medical device company. Mr. Girard served as its sole employee. Mr. Girard also served as the managing partner for the Northwest office of Capital Consortium, another business consulting company based in Seattle, during this time. Capital Consortium employed four people and analyzed business market potential for start-ups and early stage companies. Mr. Girard has knowledge, experience and connections to private, institutional and public sources of capital and is experienced in managing and designing capital structures for business organizations as well as organizing and managing the manufacturing process, distribution, sales, and marketing, based on his 35 years of experience.

John Hrobsky - Prior to joining IsoRay’s predecessor company as Executive Vice President of Sales and Marketing in 2004, Mr. Hrobsky was President, CEO and a director of Advanced Cochlear Systems, positions he held beginning in 2001. From 1999 to 2001, Mr. Hrobsky served as President, CEO and a director of Zaxis International, Inc., a biotechnology company. Prior to 1999, Mr. Hrobsky served as a senior executive with a number of biotech and medical device companies. Mr. Hrobsky’s sales and marketing experience with medical devices includes a device for restoring neuro-control after spinal cord injury, the worldwide leading cochlear implant as well as various radiology, imaging and diagnostic equipment products. Notably, Mr. Hrobsky served as Vice President of Sales for Cochlear Corporation, the U.S. subsidiary of Cochlear Ltd., an Australian based manufacturer of cochlear implants where he was responsible for its introduction to the markets in the US, Canada and South America. Cochlear Ltd. is the world’s leading provider of cochlear implants commanding approximately 60% of the market. Mr. Hrobsky earned a Bachelor of Science in Medical Technology in 1971 from the University of Wisconsin - Eau Claire, and has earned credits toward an MBA from Regis University, Denver, CO.

Michael Dunlop - Mr. Dunlop has been responsible for IsoRay Medical and its predecessor companies’ financial and accounting operations and administrative services in his position as CFO since April 2001. Mr. Dunlop has over 18 years of financial and administrative experience in the healthcare industry. As Director of Contracting and Marketing for Community Choice, PHCO, an organized healthcare delivery system, from October 1997 to December 2003, he assisted in developing the strategic direction and business plan of the PHCO, negotiated and maintained contractual relations with state-wide major health insurance plans, increased compensation for 80+ independent providers and 6 area hospitals, and enhanced PHCO provider membership through development of programs that lowered clinic and hospital operating costs. He was granted the Pentad Industry Council, Chelan-Douglas Counties’ ’Employer of the Year’ award in 1996, while administrator of Lake Chelan Clinic. Mr. Dunlop holds an M.B.A. from California State University and B.M. Education from Walla Walla College.

David J. Swanberg - Mr. Swanberg has more than 22 years experience in engineering and materials science, nuclear waste and chemical processing, aerospace materials and processes, and environmental technology development and environmental compliance. Until January 2004, Mr. Swanberg was employed full time as Sr. Chemical/Environmental Engineer for Science Applications International Corporation working on a variety of projects including nuclear waste research and development. Mr. Swanberg joined IsoRay Medical’s predecessor company in March of 1999 and has held management positions in the IsoRay companies since 2000. He has been instrumental in development of IsoRay Medical’s initial product, the Cs-131 brachytherapy seed, including interfaces with technical, regulatory, and quality assurance requirements. With IsoRay Medical and its predecessor companies, he has managed the development and production of radioactive seeds to support testing to meet NRC and FDA requirements, provided technical guidance for characterization of the IsoRay seed to meet AAPM Task Group 43 protocols, and coordinated production and testing of non-radioactive seeds to conform to ISO standards for brachytherapy devices. He is President of the Nuclear Medicine Research Council. He holds an MS in Chemical Engineering, is a licensed Chemical Engineer, and a certified Level II Radiation Worker.

Robert Kauffman - Mr. Kauffman has served as Chief Executive Officer and Chairman of the Board of Alanco Technologies, Inc. (NASDAQ: ALAN), an Arizona-based information technology company, since July 1, 1998. Mr. Kauffman was formerly President and Chief Executive Officer of NASDAQ-listed Photocomm, Inc., from 1988 until 1997 (since renamed Kyocera Solar, Inc.). Photocomm was the nation’s largest publicly owned manufacturer and marketer of wireless solar electric power systems with annual revenues in excess of $35 million. Prior to Photocomm, Mr. Kauffman was a senior executive of the Atlantic Richfield Company (ARCO) whose varied responsibilities included Senior Vice President of ARCO Solar, Inc., President of ARCO Plastics Company and Vice President of ARCO Chemical Company. Mr. Kauffman earned an M.B.A. in Finance at the Wharton School of the University of Pennsylvania, and holds a B.S. in Chemical Engineering from Lafayette College, Easton, Pennsylvania.

Thomas C. Lavoy - Mr. Lavoy has served as Chief Financial Officer of SuperShuttle International, Inc., since July 1997 and as Secretary since March 1998. SuperShuttle is one of the largest providers of shuttle services in major cities throughout the West and Southwest regions of the United States. He has also served as a director of Alanco Technologies, Inc. (NASDAQ: ALAN) since 1998. From September 1987 to February 1997, Mr. Lavoy served as Chief Financial Officer of NASDAQ-listed Photocomm, Inc. Mr. Lavoy was a Certified Public Accountant with the firm of KPMG Peat Marwick from 1980 to 1983. Mr. Lavoy has a Bachelor of Science degree in Accounting from St. Cloud University, Minnesota, and is a Certified Public Accountant.

Stephen Boatwright - Mr. Boatwright has been a member of Keller Rohrback, PLC in Phoenix, Arizona since January 2005. From 1997 through January 2005, Mr. Boatwright was a partner at Gammage & Burnham, PLC, also in Phoenix, Arizona. Throughout his career, he has provided legal counsel to both private and public companies in many diverse industries. In recent years, Mr. Boatwright’s legal practice has focused on representing technology, biotechnology, life science and medical device companies for their securities, corporate and intellectual property licensing needs. Mr. Boatwright earned both a J.D. and an M.B.A. from the University of Texas at Austin, and holds a B.A. in Philosophy from Wheaton College.

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

Lane Bray - Mr. Bray is known nationally and internationally as a technical expert in separations, recovery, and purification of isotopes and is a noted authority in the use of cesium and strontium ion exchange for Department of Energy’s West Valley and Hanford nuclear waste cleanup efforts. In 2000, Mr. Bray received the ’Radiation Science and Technology’ award from the American Nuclear Society. Mr. Bray has authored or co-authored over 110 research publications, 12 articles for 9 technical books, and holds 24 U.S. and foreign patents. Mr. Bray patented the USDOE/PNNL process for purifying medical grade Yttrium-90 that was successfully commercialized in 1999. Mr. Bray also recently invented and patented the proprietary isotope separation and purification process that is assigned to IsoRay. Mr. Bray was elected ’Tri-Citian of the Year’ in 1988, nominated for ’Engineer of the Year’ by the American Nuclear Society in 1995, and was elected ’Chemist of the Year for 1997’ by the American Chemical Society, Eastern Washington Section. Mr. Bray retired from the Pacific Northwest National Laboratory in 1998. Since retiring in 1998, Mr. Bray worked part time for PNNL on special projects until devoting all of his efforts to IsoRay in 2004. Mr. Bray has been a Washington State Legislator, a Richland City Councilman, and a Mayor of Richland. Mr. Bray has a B.A. in Chemistry from Lake Forest College.

Garrett Brown - Dr. Brown was Manager of Radiochemistry - Hot Cell Operations for International Isotopes, Inc., a major radiopharmaceutical and medical device startup company, from January 1998 until May 1999 and was instrumental in bringing a new brachytherapy seed implant device to commercialization. Dr. Brown’s responsibilities included hands-on radiological work in fume hoods, glove boxes and remote manipulator hot cells, process definition, research, development, installation, optimization, waste minimization, procedure documentation, facility design and training. Dr. Brown also served as the technical interface to executive management for business development, shipping/receiving, QA/QC, facilities and marketing/sales. Prior to that, Dr. Brown, as a Senior Research Scientist at the Pacific Northwest National Laboratory, was responsible for the weekly production of multi-Curie quantities of medical grade Y-90, and research programs to develop high tech sorbents for separation of Cs-137, Sr-90 and Tc-99 from high-level radioactive wastes stored at the Hanford Nuclear Reservation. From May 1999 to the present, Dr. Brown has been a technical consultant with GNB Technical Consultants. Dr. Brown has co-authored numerous technical publications in the field. Dr. Brown has a Ph.D. in Analytical Chemistry and BS in Chemistry, cum laude. He has served as IsoRay Medical’s Chief Technical Officer since May of 2000. In March 2004, Dr. Brown was certified as a Radiological Safety Officer.

Keith Welsch - Mr. Welsch is a quality control professional with experience in a wide range of organizations and disciplines including the nuclear, aerospace, environmental restoration, construction, tubing, steel and aluminum industries. Mr. Welsch managed the registration of a plant to ISO 9002:1994 and subsequently transitioned the facility to ISO 9001:2000 and conducted continuous improvement actions. These included statistical process control, six sigma, lean manufacturing, and total preventive maintenance programs. Mr. Welsch’s other significant achievements include facilitation of quality improvement and stand down teams, innovative education training manager, management of records review for two nuclear sites, management of audit programs and corrective-action systems, and teaching safety, technical, and quality courses. He has earned the Certified Quality Auditor, Certified Quality Technician and Certified Quality Improvement Associate certifications from the American Society for Quality. Prior to joining IsoRay in 2004, Mr. Welsch served as Quality Assurance Manager for Kaiser Aluminum Products of Richland, Washington since 1997. Mr. Welsch received a BA in Business Administration from Washington State University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires the Company’s directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission (the “Commission”) initial reports of beneficial ownership and reports of changes in beneficial ownership of our Common Stock. The rules promulgated by the Commission under Section 16(a) of the Exchange Act require those persons to furnish us with copies of all reports filed with the Commission pursuant to Section 16(a). The information in this section is based solely upon a review of Forms 3, Forms 4, and Forms 5 received by us.

During the transition period ended June 30, 2005, Philip Rogers, our former President and a former director, failed to file one Form 4. To our knowledge, we believe that no other reports were required and not filed during the transition period ended June 30, 2005.

Code of Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our officers, directors and employees and a separate Code of Ethics for Chief Executive Officer and Senior Financial Officers that supplements our Code of Conduct and Ethics. The Code of Conduct and Ethics was previously filed as Exhibit 14.1 to this Transition Report, and the Code of Ethics for Chief Executive Officer and Senior Financial Officers was previously filed as Exhibit 14.2 to this Transition Report. Each of these policies comprises written standards that are reasonably designed to deter wrongdoing and to promote the behavior described in Item 406 of Regulation S-B promulgated by the Securities and Exchange Commission. Each of these policies was adopted after the end of the transition period ended June 30, 2005.

ITEM 10 - EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during our past three fiscal years awarded to, earned by or paid to each of the following executive officers (the “Executive Officers”). None of the Company’s executive officers, other than those listed below, received compensation in fiscal year 2005, in excess of $100,000.

			Long-Term Compensation Awards
Name and Principal Position	Fiscal Year(1)	Annual Compensation Salary	Restricted Stock Awards	Securities Underlying Options	All Other Compensation

Thomas Scallen, Former Chief Executive Officer(2)	2005	--	--	--	$50,000(3)
	2004	--	$7,871(4)	--	--
	2003	--	--	--	--
Roger Girard, Chief Executive Officer(5)	2005	$113,958	--	--	--
	2004	$71,031	$9,900	513,840	--
	2003	$4,000	$49,900	--	--

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
(4)
Represents the issuance of 787,100 shares of restricted common stock as compensation associated with the conversion of the outstanding notes payable and accrued interest payable. This transaction was valued at approximately $7,781, which was equal to the “fair value” of the Company’s common stock on the conversion date. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration for this issuance.

(5)
Mr. Girard did not begin serving as our CEO until July 28, 2005, but he has served as CEO of our subsidiary and its predecessor company since August 2003. The compensation listed was paid to Mr. Girard by IsoRay Medical or its predecessor company.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values
The following table sets forth the number of shares covered by unexercised stock options held by the Executive Officers as of June 30, 2005, and the value of "in-the-money" stock options, which represents the positive spread between the exercise price of a stock option or warrant and the market price of the shares subject to such option or warrant as of June 30, 2005.
			Number of Securities Underlying Unexercised Options at Fiscal Year-End(#)		Value of Unexercised In-the-Money Options at Fiscal Year-End($)
Name	Number of Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Roger Girard(1)	0	0	513,841	0	$39,650	Nn/a
Thomas Scallen	0	0	0	0	nn/a	nn/a

(1)Mr. Girard held options to acquire 513,841 IsoRay Medical, Inc. shares at June 30, 2005. He held no options in the Registrant at June 30, 2005.

Employment Agreements

The Company entered into an employment agreement with Roger Girard, its Chief Executive Officer, effective October 6, 2005 (the "Girard Agreement"). The term of the Girard Agreement is through October 6, 2009, and will automatically extend for an additional one year term on each anniversary date unless the term is modified or terminated in accordance with the terms of the Girard Agreement at least ninety days prior to a given anniversary date. The Girard Agreement provides for a base salary of $180,000, an automatic increase to $220,000 effective January 1, 2006, and an increase to $300,000 effective July 1, 2006 at the discretion of the Board of Directors. Mr. Girard is also entitled to participate in any benefit plans provided to key executives of the Company, and to a bonus at the discretion of the Board of Directors.

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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information regarding the beneficial ownership of the Company’s common stock and preferred stock as of September 30, 2005 for (a) each person known by the Company to be a beneficial owner of five percent or more of the outstanding common or preferred stock of the Company, (b) each executive officer, director and nominee for director of the Company, and (c) directors and executive officers of the Company as a group. As of September 30, 2005, the Company had 9,060,221 shares of common stock and 1,260,732 shares of preferred stock outstanding.

Common Stock Share Ownership as of September 30, 2005

Name and Address of Beneficial Owner (1)	Amount of Common Shares Owned	Derivative Securities Exercisable or Convertible Within 60 Days of September 30, 2005	Total Common Shares Beneficially Owned	Percent of Common Shares Owned(2)

Roger Girard Chief Executive Officer, President and Chairman	338,462	513,841	852,303	8.90%
Michael Dunlop Chief Financial Officer	136,619	150,000	286,619	3.11%
John Hrobsky Vice President	4,296	281,349	285,645	3.06%
David Swanberg Vice President and Director	284,609	150,000	434,609	4.72%
Robert Kauffman Director	43,802	100,000	143,802	1.57%
Thomas LaVoy Director	8,423	100,000	108,423	1.18%
Stephen Boatwright Director	-	184,236	184,236	1.99%
Thomas K. Scallen Former Chief Executive Officer(3)	329,942	-	329,942	3.64%
Lawrence Family Trust(4)	888,529	-	888,529	9.81%
Donald Segna	511,214	-	511,214	5.64%
Anthony Silverman(5)	594,771	139,391	734,162	7.98%
All Officers and Directors as a group (7 persons)	816,213	1,478,726	2,294,939	25.54%
(1)	Except as otherwise noted, the address for each of these individuals is c/o IsoRay, Inc., 350 Hills St., Suite 106, Richland, Washington 99354.
(2)
Percentage ownership is based on 9,060,211 shares of Common Stock outstanding on September 30, 2005. Shares of Common Stock subject to stock options, warrants or convertible debentures which are currently exercisable/convertible or will become exercisable/convertible within 60 days after September 30, 2005 are deemed outstanding for computing the percentage ownership of the person or group holding such options, but are not deemed outstanding for computing the percentage ownership of any other person or group.

(3)	Mr. Scallen’s address is 4701 IDS Center, Minneapolis, MN 55402.
(4)	The address of the Lawrence Family Trust is 285 Dondero Way, San Jose, California 95119.
(5)
Mr. Silverman’s address is 2747 Paradise Road, #903, Las Vegas, Nevada 98109. 27,376 of the shares of common stock and 24,067 of the derivative securities beneficially owned by Mr. Silverman are held of record by Katsinam Partners, LP, an entity of which Mr. Silverman is a member of the general partner.

Preferred Stock Share Ownership as of September 30, 2005

Name and Address of Beneficial Owner(1)	Amount of Preferred Shares Owned	Options or Warrants Exercisable Within 60 Days of September 30, 2005	Total Preferred Shares Beneficially Owned	Percent of Preferred Shares Owned(2)

Lebowitz Living Trust (3)	142,819	-	142,819	11.33%
David Swanberg Vice President and Director	14,218	-	14,218	1.13%
All Officers and Directors as a group (7 persons)(4)	14,218	-	14,218	1.13%

(1)	Except as otherwise noted, the address for each of these individuals is c/o IsoRay, Inc., 350 Hills St., Suite 106, Richland, Washington 99354.
(2)
Percentage ownership is based on 1,260,732 shares of Preferred Stock outstanding on September 30, 2005. Shares of Preferred Stock subject to stock options or warrants which are currently exercisable or will become exercisable within 60 days after September 30, 2005 are deemed outstanding for computing the percentage ownership of the person or group holding such options, but are not deemed outstanding for computing the percentage ownership of any other person or group.

(3)	The address of the Lebowitz Living Trust is 16123 Greenwood Road; Monte Sereno, California 95030.
(4)	No officers or directors other than Mr. Swanberg beneficially own shares of Preferred Stock.

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

Through December 31, 2004, the Company owed the Company’s Chief Executive Officer, Thomas K. Scallen, approximately $354,500 for cumulative accrued salary. During the quarter ended March 31, 2005, the Company’s former Chief Executive Officer forgave approximately $304,500 in accrued salary for prior periods.

Mr. Stephen Boatwright, a Company director, has been actively involved in providing various legal services to the Company, IsoRay Medical and IsoRay Medical’s predecessors through the law firms of Gammage and Burnham and Keller Rohrback, PLC. From September 2004 until January 2005, Gammage and Burnham received approximately $141,000 as payment for legal services performed for IsoRay Medical and its predecessors. From February 2005 though June 30, 2005, IsoRay Medical, Inc. paid Keller Rohrback, PLC approximately $144,000 for legal services. In exchange for consulting services including providing advice to IsoRay Medical as to the structure of organization and compensation arrangements with employees and also in connection with developing various policies and procedures, Quatash Ventures, LLC, an entity controlled by Stephen Boatwight, one of the Company’s directors, received options to purchase 84,236 shares of our common stock in 2004.

IsoRay Medical’s patent rights to its Cesium-131 process were acquired from Lane Bray, a shareholder of the Company, and are subject to a 1% royalty on gross profits and certain contractual restrictions.

On January 16, 2005, in addition to certain other shareholders, the following officers and directors of the Company were awarded shares of common stock for guaranteeing a loan with the Benton Franklin Economic Development District (“BFEDD”) in the amount of $230,000, which was funded in December 2004, and a line of credit with Columbia River Bank in the amount of $395,000: Michael Dunlop guaranteed $15,000 of the BFEDD loan and $30,000 of the Columbia River Bank line of credit, for which he received 12,888 post-merger shares; Roger Girard guaranteed $20,000 of the BFEDD loan, for which he received 5,728 post-merger shares; John Hrobsky guaranteed $15,000 of the Columbia River Bank line of credit, for which he received 4,296 post-merger shares; and David Swanberg guaranteed $30,000 of the Columbia River Bank line of credit, for which he received 8,592 post-merger shares.

On May 27, 2005, the Company, Century Park Transitory Subsidiary, Inc., a Delaware corporation, Thomas Scallen and Anthony Silverman (shareholders of the Company), and IsoRay Medical, Inc., a Delaware corporation, entered into a Merger Agreement. Pursuant to the Merger Agreement, Century Park Transitory Subsidiary, Inc. was merged with and into IsoRay Medical, Inc. and IsoRay Medical, Inc. became a wholly-owned subsidiary of the Company. The Merger Agreement was subject to the satisfaction of certain conditions, including the granting of certain "piggy-back" and demand registration rights to the purchasers of certain convertible debentures of IsoRay Medical, Anthony Silverman and certain other affiliates of the Company; the agreements of the officers and directors of IsoRay Medical, Inc. to lock-up the shares of common stock of the Company they received in the merger for a period of one year from the closing of the merger; the agreements of Thomas Scallen and Anthony Silverman to escrow certain shares of common stock of the Company; and the receipt by IsoRay Medical from Anthony Silverman or his associates of one million dollars as the purchase price of certain securities of IsoRay Medical before the closing. These conditions were satisfied prior to the closing of the merger, which occurred on July 28, 2005.

On July 28, 2005, the Registrant’s Board of Directors granted 100,000 options to purchase common stock to each of its three independent Directors: Thomas Lavoy, Stephen Boatwright, and Robert Kauffman. Additionally, the Board voted on July 28, 2005 to compensate each of the independent Directors $1,000 per meeting for their attendance at the Board meetings. Directors who are also serving as management of the Company were not granted stock options for Director service, and will not be paid for attendance at Board meetings.

During 2005, IsoRay Medical, Inc. paid or accrued $5,600 for accounting services performed by a company owned by a member of the Board of Directors of IsoRay Medical, Inc.

In September 2003, IsoRay Products LLC issued 100,000 of its Class B member shares, for services rendered, to Roger Girard, the IsoRay, Inc. President, who was also a Director of IsoRay, Inc. Based on an estimate of the fair value of the Class B shares, as determined by reference to cash sales of Class A member shares, IsoRay Products LLC recorded $50,000 of compensation expense in connection with the issuance of these shares. The 100,000 Class B member shares were exchanged for 168,798 IsoRay Medical, Inc. common shares in connection with the merger transaction, which were subsequently exchanged for 142,189 shares of IsoRay, Inc. common stock.

In June 2004, IsoRay Medical, Inc. issued 10,000 of its common shares to Mr. Girard for services rendered and $100 cash. The Company recorded $9,900 of compensation expense in connection with the issuance of these shares. These shares were subsequently exchanged for 8,423 shares of IsoRay, Inc. common stock.

During 2003, IsoRay Products LLC granted warrants for the purchase of 100,000 of its Class A member shares to a financial services company for consulting services. These warrants were exercisable at $1.00 per share and are set to expire on October 30, 2006. The financial services company was a shareholder of IsoRay Products LLC. Because the exercise price was equal to the estimated fair value at the date of grant, no compensation was recognized associated with these warrants. In connection with the business combination of the IsoRay companies, IsoRay Medical, Inc. granted warrants for the purchase of 168,799 of its Series B Preferred shares, exercisable at $.59 per share, in exchange for the warrants granted by IsoRay Products LLC. Subsequent to the merger with the Registrant, these shares were exchanged for 142,189 shares of IsoRay, Inc. common stock.

During 2003 and 2002, IsoRay, Inc. (WA domiciled) contracted with a consultant. Under the terms of the agreement, the consultant, who was a director of IsoRay, Inc. (WA domiciled), was paid a monthly retainer of $1,500 plus out-of-pocket expenses. During 2003 and 2002, IsoRay, Inc. (WA domiciled) paid the consultant $15,398 and $12,681, respectively.

During 2003, IsoRay, Inc. (WA domiciled) paid or accrued $17,500 to a consultant, who was also an officer of IsoRay, Inc. (WA domiciled), for certain consulting services.

During 2003, IsoRay, Inc. (WA domiciled) paid or accrued $23,000 to a financial services company, which has owned by an officer of IsoRay, Inc. (WA domiciled), for financial consulting services.

During 2002, IsoRay, Inc. (WA domiciled) issued 35,200 shares of its common stock to certain shareholders, including five directors of that predecessor entity, as compensation for their guarantee of notes payable to Benton-Franklin Economic Development District. The transaction was recorded at the fair value of the shares, estimated to be $35,200, as management considered it to be more readily determinable than the value of the guarantees. The following directors of IsoRay, Inc. (WA domiciled) received shares of common stock, which have been exchanged for shares of the Company’s common stock: Lane Bray, 4,936 Company shares; Michael Dunlop, 5,265 Company shares; Karen Thompson, 5,265 Company shares; Donald Segna, 5,265 Company shares; and David Swanberg, 3,291 Company shares.

Effective July 12, 1999, Lane Bray, a Member of IsoRay, LLC (and also a shareholder and Director of IsoRay, Inc.), assigned his right, title and interest in an invention (including the U.S. patent application therefore and any associated patent rights) to IsoRay, LLC in exchange for a royalty equal to 1% of the Gross Profit, as defined, from the sale of “seeds” incorporating the technology. IsoRay, LLC also agreed to pay all remaining costs associated with obtaining the patent. In January 2000, IsoRay, LLC applied for the patent, which was subsequently granted effective May 23, 2000. The patent and associated royalty obligation were transferred to IsoRay, Inc. (WA domiciled) effective May 1, 2002 in connection with a tax-free reorganization whereby IsoRay LLC ceased operations, and assigned all assets and liabilities to IsoRay, Inc. (WA domiciled).

IsoRay Inc. assigned this patent to IsoRay Products LLC, who assigned the patent to IsoRay Medical, Inc. who, pursuant to the royalty agreement must also pay a royalty of 2% of Gross Sales, as defined, for any sub-assignments of the aforesaid patented process to any third parties. The royalty agreement will remain in force until the expiration of the patents on the assigned technology, unless earlier terminated in accordance with the terms of the underlying agreement. To date, there have been no product sales incorporating the technology and there is no royalty due pursuant to the terms of the agreement.

Patent and Know-How Royalty License Agreement

Effective August 1, 1998, Pacific Management Associates Corporation (PMAC) transferred its entire right, title and interest in an exclusive license agreement with Donald Lawrence to IsoRay, LLC in exchange for a membership interest. The license agreement was transferred to IsoRay, Inc. (WA domiciled) effective May 1, 2002 in connection with the tax-free reorganization.

The terms of the license agreement require the payment of a royalty based on the Net Factory Sales Price, as defined in the agreement, of licensed product sales. Because the licensor’s patent application was ultimately abandoned, only a 1% “know-how” royalty based on Net Factory Sales Price, as defined, remains applicable. To date, there have been no product sales incorporating the licensed technology and there is no royalty due pursuant to the terms of the agreement. Management believes that because this technology is not presently being used and believes it will not be used in the future that no royalties will be paid under this agreement.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(except as otherwise indicated, all exhibits were previously filed)

Exhibit #	Description

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

3.3	Restated and Amended Articles of Incorporation incorporated by reference to the Form 10-KSB filed on October 11, 2005.
4.2	Form of Lock-Up Agreement for Certain IsoRay Medical, Inc. Shareholders incorporated by reference to the Form 8-K filed on August 3, 2005.
4.3	Form of Lock-Up Agreement for Anthony Silverman incorporated by reference to the Form 8-K filed on August 3, 2005.
4.4	Form of Registration Rights Agreement among IsoRay Medical, Inc., Century Park Pictures Corporation and the other signatories thereto incorporated by reference to the Form 8-K filed on August 3, 2005.
4.5	Form of Escrow Agreement among Century Park Pictures Corporation, IsoRay Medical, Inc. and Anthony Silverman incorporated by reference to the Form 8-K filed on August 3, 2005.
4.6	Form of Escrow Agreement among Century Park Pictures Corporation, IsoRay Medical, Inc. and Thomas Scallen incorporated by reference to the Form 8-K filed on August 3, 2005.
4.7	Amended and Restated 2005 Stock Option Plan incorporated by reference to the Form S-8 filed on August 19, 2005.
4.8	Amended and Restated 2005 Employee Stock Option Plan incorporated by reference to the Form S-8 filed on August 19, 2005.
4.9
Form of Registration Right Agreement among IsoRay Medical, Inc., Meyers Associates, L.P. and the other signatories thereto, dated October 15, 2004, incorporated by reference to the Form SB-2 filed on November 10, 2005.

4.10
Form of Registration Rights Agreement among IsoRay, Inc., Meyers Associates, L.P. and the other signatories thereto, dated February 1, 2006, incorporated by reference to the Form SB-2/A1 filed on March 24, 2006.

4.11	Form of IsoRay, Inc. Common Stock Purchase Warrant, incorporated by reference to the Form SB-2/A1 filed on March 24, 2006.
10.2
Universal License Agreement, dated November 26, 1997 between Donald C. Lawrence and William J. Stokes of Pacific Management Associates Corporation, incorporated by reference to the Form SB-2 filed on November 10, 2005.

10.3	Royalty Agreement of Invention and Patent Application, dated July 12, 1999 between Lane A. Bray and IsoRay LLC, incorporated by reference to the Form SB-2 filed on November 10, 2005.
10.4	Tri-City Industrial Development Council Promissory Note, dated July 22, 2002, incorporated by reference to the Form SB-2/A2 filed on April 27, 2006.
10.5	Section 510(k) Clearance from the Food and Drug Administration to market Lawrence CSERION Model CS-1, dated March 28, 2003, incorporated by reference to the Form SB-2 filed on November 10, 2005.
10.6	Battelle Project No. 45836 dated June 20, 2003, incorporated by reference to the Form SB-2/A2 filed on April 27, 2006.

10.7
Applied Process Engineering Laboratory Apel Tenant Lease Agreement, dated April 23, 2001 between Energy Northwest and IsoRay, LLC, incorporated by reference to the Form SB-2/A2 filed on April 27, 2006.

10.8
Work for Others Agreement No. 45658, R2, dated April 27, 2004 between Battelle Memorial Institute, Pacific Northwest Division and IsoRay Products LLC, incorporated by reference to the Form SB-2/A2 filed on April 27, 2006.

10.9
Development Loan Agreement for $230,000, dated September 15, 2004 between Benton-Franklin Economic Development District and IsoRay Medical, Inc., incorporated by reference to the Form SB-2/A2 filed on April 27, 2006.

10.10	Registry of Radioactive Sealed Sources and Devices Safety Evaluation of Sealed Source, dated September 17, 2004, incorporated by reference to the Form SB-2/A2 filed on April 27, 2006.
10.11
CRADA PNNL/245, "Y-90 Process Testing for IsoRay", dated December 22, 2004 between Pacific Northwest National Laboratory and IsoRay Medical Inc., including Amendment No. 1, incorporated by reference to the Form SB-2/A2 filed on April 27, 2006.

10.12	Intentionally Omitted
10.13
Amendment 1 to Agreement 45658, dated February 23, 2005 between Battelle Memorial Institute Pacific Northwest Division and IsoRay Medical, Inc., incorporated by reference to the Form SB-2/A2 filed on April 27, 2006.

10.14	Equipment Lease Agreement dated April 14, 2005 between IsoRay Medical, Inc. and Nationwide Funding, LLC, incorporated by reference to the Form SB-2/A2 filed on April 27, 2006.
10.15	Lease Agreement, Rev. 2, dated November 1, 2005 between Pacific EcoSolutions, Inc. and IsoRay Medical, Inc., incorporated by reference to the Form SB-2/A2 filed on April 27, 2006.
10.16	Master Lease Agreement Number 5209, dated May 7, 2005 between VenCore Solutions LLC and IsoRay Medical, Inc., incorporated by reference to the Form SB-2/A2 filed on April 27, 2006.
10.17
Contract #840/08624332/04031 dated August 25, 2005 between IsoRay, Inc. and the Federal State Unitary Enterprise << Institute of Nuclear Materials >>, Russia, incorporated by reference to the Form SB-2 filed on November 10, 2005.

10.18	State of Washington Radioactive Materials License dated October 6, 2005, incorporated by reference to the Form SB-2 filed on November 10, 2005.
10.19	Express Pricing Agreement Number 219889, dated October 5, 2005 between FedEx and IsoRay Medical, Inc., incorporated by reference to the Form 10-QSB filed on November 21, 2005.
10.20	Girard Employment Agreement, dated October 6, 2005 between Roger E. Girard and IsoRay, Inc., incorporated by reference to the Form 10-QSB filed on November 21, 2005.
10.21
Contract Modification Quality Class G, dated October 25, 2005 to Contract Number X40224 between Energy Northwest and IsoRay, Inc., incorporated by reference to the Form 10-QSB filed on November 21, 2005.

10.22
Agreement dated August 9, 2005 between the Curators of the University of Missouri and IsoRay Medical, Inc., incorporated by reference to the Form SB-2/A2 filed on April 27, 2006 (confidential treatment requested).

10.23	SICAV ONE Securities Purchase Agreement, dated December 7, 2005, by and between IsoRay, Inc. and Mercatus & Partners, Ltd., incorporated by reference to the Form 8-K filed on December 12, 2005.
10.24	SICAV TWO Securities Purchase Agreement, dated December 7, 2005, by and between IsoRay, Inc. and Mercatus & Partners, Ltd., incorporated by reference to the Form 8-K filed on December 12, 2005.
10.25	Economic Development Agreement, dated December 14, 2005, by and between IsoRay, Inc. and the Pocatello Development Authority, incorporated by reference to the Form 8-K filed on December 20, 2005.
10.26	License Agreement, dated February 2, 2006, by and between IsoRay Medical, Inc. and IBt SA, incorporated by reference to the Form 8-K filed on March 24, 2006 (confidential treatment requested).
10.27	Intentionally Omitted
10.28	Service Agreement between IsoRay, Inc. and Advanced Care Medical, Inc., dated March 1, 2006, incorporated by reference to the Form SB-2/A2 filed on April 27, 2006.
16.1	Letter from S.W. Hatfield, CPA to the SEC dated December 13, 2005, incorporated by reference to the Form 8-K filed on December 14, 2005.
21.1	Subsidiaries of the Registrant, incorporated by reference to the Form 10-KSB filed on October 11, 2005.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer, filed herewith.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Reports on Form 8-K

On June 6, 2005, the Company filed a Current Report on Form 8-K announcing its entry into a Merger Agreement, dated May 27, 2005, by and among the Company, Century Park Transitory Subsidiary, Inc., IsoRay Medical, Inc., Thomas Scallen and Anthony Silverman.

On June 15, 2005, the Company filed a Current Report on Form 8-K announcing the April 29, 2005 reverse stock split of the Company’s common stock.

On August 3, 2005, the Company filed a Current Report on Form 8-K announcing the closing of the merger between the Company’s wholly-owned subsidiary, Century Park Transitory Subsidiary, Inc. and IsoRay Medical, Inc.

On August 15, 2005, the Company filed an amended Current Report on Form 8-K/A amending the Current Report filed on August 3, 2005.

On August 17, 2005, the Company filed a Current Report on Form 8-K announcing the Company’s new trading symbol, ISRY, for its common stock on the Pink Sheets.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, S. W. Hatfield, CPA of Dallas, Texas:

	Nine months ended June 30, 2005	Year ended September 30, 2004	Year ended September 30, 2003

1. Audit fees	$4,663	$5,512	$8,094
2. Audit-related fees	-	-	-
3. Tax fees	-	-	-
4. All other fees	-	-	-
Totals	$4,663	$5,512	$8,094

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

ISORAY, INC. (formerly Century Park Pictures Corporation)

Dated: May 9, 2006	By:	/s/ Roger E. Girard
Roger E. Girard
Chief Executive Officer

Dated: May 9, 2006	By:	/s/ Michael Dunlop
Michael Dunlop
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 9, 2006	By:	/s/ Roger E. Girard
Roger E. Girard
Chief Executive Officer

Dated: May 9, 2006	By:	/s/ Michael Dunlop
Michael Dunlop
Chief Financial Officer and Treasurer

IsoRay, Inc.
(formerly Century Park Pictures Corporation)

Index to Financial Statements

Page

Report of Registered Independent Certified Public Accounting Firm	F-2

Financial Statements
Balance Sheets
as of June 30, 2005, September 30, 2004 and 2003	F-3

Statements of Operations and Comprehensive Income (Loss)
for the nine months ended June 30, 2005 and
for the years ended September 30, 2004 and 2003	F-4

Statement of Changes in Shareholders' Equity
for the nine months ended June 30, 2005 and
for the years ended September 30, 2004 and 2003	F-5

Statements of Cash Flows
for the nine months ended June 30, 2005 and
for the years ended September 30, 2004 and 2003	F-6

Notes to Financial Statements	F-7

F-1

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company completed a reverse acquisition transaction in July 2005. At the commencement of the reverse acquisition transaction, the target enterprise was in the process of implementing its respective business plan to achieve a sustainable revenue stream. Due to the uncertainty of the ultimate success of the target enterprise, this circumstance creates substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

/s/ S. W. HATFIELD, CPA

S.W. HATFIELD, CPA

Dallas, Texas
September 16, 2005

F-2

IsoRay, Inc.
(formerly Century Park Pictures Corporation)
Balance Sheets
June 30, 2005, September 30, 2004 and 2003

		June 30, 2005	September 30, 2004	September 30, 2003
	Assets
Current Assets
Cash on hand and in bank		$32,587	$-	$-
Total current assets		32,587	-	-

Other Assets		-	926	926
Rent deposits

Total Assets		$32,587	$926	$926

Liabilities and Shareholders' Equity (Deficit)

Current Liabilities
Notes payable	$-	$-	$100,000
Accounts payable - trade	21,355	395	-
Accrued officer compensation	-	354,500	354,500
Accrued interest payable	-	-	73,714
Other accrued expenses	-	-	9,027
Advances from shareholder	-	37,744	27,887
Total current liabilities	21,355	392,639	565,128

Commitments and contingencies

Shareholders' Equity (Deficit)
Preferred stock - $0.001 par value
6,000,000 shares authorized
1,000,000 shares allocated to Series A	-	-	-
5,000,000 shares allocated to Series B	-	-	-
Common stock - $0.001 par value.
194,000,000 shares authorized.
2,498,319, 2,414,985 and 2,099,554 shares issued and outstanding, respectively	2,498	2,415	2,099
Additional paid-in capital	7,307,600	6,874,610	6,778,194
Accumulated deficit	(7,298,866)	(7,268,738)	(7,344,495)

Total shareholders' equity (deficit)	11,232	(391,713)	(564,202)

Total Liabilities and Shareholders' Equity (Deficit)	$32,587	$926	$926

The accompanying notes are an integral part of these financial statements.

F-3

IsoRay, Inc.
(formerly Century Park Pictures Corporation)
Statements of Operations and Comprehensive Loss
Nine months ended June 30, 2005 and
Years ended September 30, 2004 and 2003

	Nine months ended June 30, 2005	Year ended September 30, 2004	Year ended September 30, 2003

Revenues	$-	$-	$-

Expenses
General and administrative expenses	30,128	9,095	19,022
Statutory cancellation of notes payable and accrued interest	-	(86,956)	-
Total expenses	30,128	(77,861)	19,022

Income (Loss) from operations	(30,128)	77,861	(19,022)

Other Expense
Interest expense	-	(2,104)	(41,005)

Income (Loss) before provision for income taxes	(30,128)	75,757	(60,027)

Provision for income taxes	-	-	-

Net Income (Loss)	(30,128)	75,757	(60,027)

Other Comprehensive Income	-	-	-

Comprehensive Income (Loss)	$(30,128)	$75,757	$(60,027)

Income (Loss) per weighted-average share of common stock outstanding, computed on Net Loss - basic and fully diluted	$(0.01)	$(0.03)	$(0.07)

Weighted-average number of shares of common stock outstanding	2,429,027	2,360,690	804,619

The accompanying notes are an integral part of these financial statements.

F-4

IsoRay, Inc.
(formerly Century Park Pictures Corporation)
Statement of Changes in Shareholders' Equity
Nine months ended June 30, 2005 and
Years ended September 30, 2004 and 2003

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total

Balances at October 1, 2002	9,886,641	$9,887	$6,191,566	$(7,284,468)	$(1,083,015)
Effect of April 29, 2005 1-for-30 reverse stock split	(9,557,317)	(9,558)	9,558	-	-

Balances at October 1, 2002, as reset	329,324	329	6,201,124	(7,284,468)	(1,083,015)
Conversion of notes payable and accrued interest payable to common stock	1,770,230	1,770	529,299	-	531,069
Forgiveness of accrued interest	-	-	6,766	-	6,766
Contribution of imputed interest on suspended interest on notes payable	-	-	41,005	-	41,005
Net loss for the year	-	-	-	(60,027)	(60,027)

Balances at September 30, 2003	2,099,554	2,099	6,778,194	(7,344,495)	(564,202)

Conversion of notes payable and accrued interest payable to common stock	289,194	290	86,468	-	86,758
Contribution of imputed interest on suspended interest on notes payable	-	-	2,104	-	2,104
Common stock issued for debt conversion services	26,237	26	7,844	-	7,870
Net income for the year	-	-	-	75,757	75,757

Balances at September 30, 2004	2,414,985	2,415	6,874,610	(7,268,738)	(391,713)

Sale of common stock for cash	83,334	83	84,917	-	85,000
Contributed capital	-	-	43,573	-	43,573
Contribution of forgiven accrued officer's compensation	-	-	304,500	-	304,500
Net income for the nine months	-	-	-	(30,128)	(30,128)

Balances at June 30, 2005	2,498,319	$2,498	$7,307,600	$(7,298,866)	$11,232

The accompanying notes are an integral part of these financial statements.

F-5

IsoRay, Inc.
(formerly Century Park Pictures Corporation)
Statements of Cash Flows
Nine months ended June 30, 2005 and
Years ended September 30, 2004 and 2003

	Nine months ended June 30, 2005	Year ended September 30, 2004	Year ended September 30, 2003

Cash Flows from Operating Activities
Net Income (Loss)	$(30,128)	$75,757	$(60,027)
Adjustments to reconcile net income to net cash provided by operating activities
Extinguishment of notes payable and accrued interest	-	(86,956)	-
Consulting fees paid with common stock	-	7,870	-
Contribution of interest expense related to suspended interest payable on notes payable	-	2,104	41,005
Increase (Decrease) in Accounts payable and other accrued expenses	(29,040)	(8,632)	-
Net cash used in operating activities	(59,168)	(9,857)	(19,022)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from sale of common stock	85,000	-	-
Funds advanced by officer/shareholder	6,735	9,857	19,022
Net cash provided by financing activities	91,755	9,857	19,022

Increase (Decrease) in Cash and Cash Equivalents	32,587	-	-

Cash and cash equivalents at beginning of period	-	-	-

Cash and cash equivalents at end of period	$32,587	$-	$-

Supplemental Disclosures of Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid (refunded)	$-	$-	$-

Supplemental Disclosure of Non-cash Investing and Financing Activities
Conversion of forgiven unpaid accrued officers compensation to accrued capital	$304,500	$-	$-
Conversion of advances from shareholder to contributed capital	$44,500	$-	$-

The accompanying notes are an integral part of these financial statements.

F-6

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

On May 27, 2005, the Company's Board of Directors reallocated the Company's authorized capital stock into 2 categories with the designation of preferred stock. The effect of this action was to allocate the authorized aggregate 200,000,000 shares of capital stock into 194,000,000 shares of $0.001 par value Common Stock and 6,000,000 shares of $0.001 par value Preferred Stock. As filed with the State of Minnesota on June 29, 2005, the Board of Directors allocated the 6,000,000 shares of Preferred Stock as follows: 1,000,000 shares as $0.001 par value Class A Convertible Preferred Stock and 5,000,000 shares as $0.001 par value Class B Convertible Preferred Stock. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

On May 27, 2005, the Company; a newly-formed, wholly-owned subsidiary, Century Park Transitory Subsidiary, Inc., a Delaware corporation (Merger Subsidiary) , Thomas Scallen and Anthony Silverman, shareholders of the Company, and IsoRay Medical, Inc., a Delaware corporation (IsoRay) entered into a Merger Agreement. Pursuant to the Merger Agreement, the Merger Subsidiary will be merged with and into IsoRay and IsoRay will become a wholly-owned subsidiary of the Company (Merger). In the Merger, the IsoRay stockholders are entitled to receive approximately 82% of the then outstanding shares of common stock of the Company. The Merger Agreement is subject to the satisfaction of certain conditions, including the approval of the Merger by stockholders of IsoRay representing a majority of the outstanding shares of common stock of IsoRay entitled to vote, which occurred on June 28, 2005, the granting of certain "piggy-back" and demand registration rights to the purchasers of the certain debentures of IsoRay, Anthony Silverman and certain other affiliates of the Company, the agreements of the officers and directors of IsoRay to lock-up the shares of the Company received in the Merger for a period of one year from the closing of the Merger, the agreements of Thomas Scallen and Anthony Silverman to escrow certain shares of common stock of the Company, and the receipt by IsoRay from Anthony Silverman or his associates of One Million Dollars as the purchase price of certain securities of IsoRay before the closing.

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

IsoRay, Inc.
(formerly Century Park Pictures Corporation)

Notes to Financial Statements - Continued

Note A - Organization and Description of Business - Continued

The Company issued shares of its common stock and shares of its preferred stock to holders of common and preferred stock of IsoRay Medical, Inc. at a rate of 0.842362 share of the Company's common stock for each share of IsoRay Medical, Inc. stock. Options and warrants to purchase common and preferred stock of IsoRay Medical, Inc. will also be converted at the same rate into options and warrants to purchase common and preferred stock of the Company. At the time of the Merger and following its recent 1:30 reverse stock split, the Company had 2,498,319 shares of common stock outstanding. Following the Merger, the Company has approximately 10,237,797 shares of common and preferred stock outstanding. The total amount of shares outstanding, on a fully-diluted basis, post merger will be 13,880,822, which includes not only shares of common stock, but also shares of preferred stock, warrants, options and convertible debentures that could be exercised or converted into shares of common stock. Following the Merger, on a fully diluted basis, the shareholders of IsoRay Medical, Inc. own 82% of the Company's outstanding securities.

Note B - Preparation of Financial Statements

The acquisition of IsoRay on July 28, 2005, by the Company effected a change in control and was accounted for as a "reverse acquisition" whereby IsoRay is the accounting acquirer for financial statement purposes. Accordingly, for all periods subsequent to July 28, 2005, the financial statements of the Company reflect the historical financial statements of IsoRay from the inception of each respective entity composing IsoRay Medical, Inc. at the July 28, 2005 change in control transaction and the operations of the Company subsequent to the July 28, 2005 transaction.

The Company originally had a September 30 year-end. As a result of the July 28, 2005 reverse acquisition transaction, the Company's Board of Directors changed IsoRay, Inc.'s (formerly Century Park Pictures Corporation) year-end to June 30 to correspond to the year end of its then-newly acquired subsidiary, IsoRay Medical, Inc.

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

IsoRay Medical, Inc., on the date of the reverse acquisition transaction was classified as a development stage enterprise which was in the process of implementing its respective business plan to achieve a sustainable revenue stream. At the date of the reverse merger transaction, IsoRay Medical, Inc. has a limited operating history and its future success was subject to the expenses, risks and uncertainties frequently encountered by companies in similar stages of development. These potential risks include failure to acquire adequate financing to fund further development of its products; failure to obtain and operate a production facility; failure to successfully create a market for its products; and other risks and uncertainties.

Management's plans to raise additional financing include the sale of additional equity or borrowings. Management expects to obtain the necessary financing, however, no assurance can be given that such financing will be completed on terms acceptable to the Company. If the Company is not able to obtain additional financing, the development of the Company's products could be delayed or suspended.

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

Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options ).

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options , using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income (loss) position at the calculation date.

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

On December 3, 2003, upon the failure to timely convert or post a timely claim for repayment, the Company's Board of Directors, acting upon the advice of legal counsel, voided the remaining outstanding unconverted notes payable of approximately $50,000 and the associated accrued interest of approximately $36,956 and recognized a one-time gain on the technical cancellation of these debts.

For the respective years ended September 30, 2004 and 2003, the Company has recognized approximately $2,104 and $41,005 in additional paid-in capital for imputation of suspended interest on these notes.

Note G - Related Party Transactions

Through June 30, 2005, the Company's former Chief Executive Officer advanced the Company approximately $44,500 to support operations, settle outstanding trade accounts payable and provide working capital. The advance was repayable upon demand and is non-interest bearing and is unsecured. Effective June 30, 2005, with the anticipation of the consummation of the reverse acquisition transaction with IsoRay Medical, Inc., as previously discussed, these advances were forgiven and reclassified as additional paid-in capital in the accompanying financial statements as of that date.

Through December 31, 2004, the Company owed the Company's Chief Executive Officer approximately $354,500 for accrued salary incurred during the Company’s operational periods prior to September 30, 1999. In periods subsequent to September 30, 1999, management of the Company required significantly less time than in prior periods due to a lessening of the Company's operations. As the Company's officer and directors did not devote a significant portion of their time to the Company, no officer or director compensation was accrued subsequent to September 30, 1999.

During the quarter ended March 31, 2005, the Company's former Chief Executive Officer forgave approximately $304,500 in accrued salary for prior periods and this forgiveness was credited as "additional paid-in capital" to reflect the contribution effect of this action.

Note H - Income Taxes

The components of income tax (benefit) expense for the nine months ended June 30, 2005 and for each of the years ended September 30, 2004 and 2003, respectively, are as follows:

IsoRay, Inc.
(formerly Century Park Pictures Corporation)

Notes to Financial Statements - Continued

Note H - Income Taxes - Continued

	Nine months ended June 30, 2005	Year ended September 30, 2004	Year ended September 30, 2003

Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
Total	$-	$-	$-

As of June 30, 2005, the Company has a Federal net operating loss carryforward of approximately $3,900,000 and a State net operating loss carryforward of approximately $1,200,000 to offset future taxable income. Subject to current regulations, these carryforwards expire, if unused, through 2015. Due to the July 2005 business combination transaction, the utilization of these carryforwards, if any, will be governed by the appropriate Federal and State statutes.

The Company's income tax expense (benefit) for the nine months ended June 30, 2005 and for each of the years ended September 30, 2004 and 2003, respectively, differed from the statutory federal rate of 34 percent as follows:

	Nine months ended June 30, 2005	Year ended September 30, 2004	Year ended September 30, 2003

Statutory rate applied to earnings (loss) before income taxes	$10,200	$25,750	$(20,400)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-	-
Other, including reserve for deferred tax asset	(10,200)	(25,750)	20,400

Income tax expense	$-	$-	$-

Temporary differences, consisting primarily of statutory differences between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of the nine months ended June 30, 2005 and each of the respective years ended September 30, 2004 and 2003.

IsoRay, Inc.
(formerly Century Park Pictures Corporation)

Notes to Financial Statements - Continued

Note H - Income Taxes - Continued

	Nine months ended June 30, 2005
	Federal	State	Total
Deferred tax assets:
Other (current)	$96,000	$35,000	$131,000
Net operating loss carryforwards (non-current)	932,000	77,000	1,009,000
	1,028,000	112,000	1,140,000
Valuation allowance	(1,028,000)	(112,000)	(1,140,000)

Net Deferred tax asset	$-	$-	$-

Deferred tax liabilities	$-	$-	$-

	Year ended September 30, 2004
	Federal	State	Total
Deferred tax assets:
Other (current)	$96,000	$35,000	$131,000
Net operating loss carryforwards (non-current)	932,000	77,000	1,009,000
	1,028,000	112,000	1,140,000
Valuation allowance	(1,028,000)	(112,000)	(1,140,000)

Net Deferred tax asset	$-	$-	$-

Deferred tax liabilities	$-	$-	$-
	Year ended September 30, 2003
	Federal	State	Total
Deferred tax assets:
Other (current)	$96,000	$35,000	$131,000
Net operating loss carryforwards (non-current)	932,000	77,000	1,009,000
	1,028,000	112,000	1,140,000
Valuation allowance	(1,028,000)	(112,000)	(1,140,000)

Net Deferred tax asset	$-	$-	$-

Deferred tax liabilities	$-	$-	$-

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

IsoRay, Inc.
(formerly Century Park Pictures Corporation)

Notes to Financial Statements - Continued

Note I - Preferred Stock Transactions

On May 27, 2005, and filed with the State of Minnesota on July 27, 2005, the Company's Board of Directors created two series of shares of Preferred Stock designated as Series A Convertible Preferred Stock and Series B Convertible Preferred Stock. The Series A Convertible Preferred Stock (the Series A Stock) consists of an aggregate of 1,000,000 shares, $0.001 par value, and the Series B Convertible Preferred Stock (Series B Stock) consists 5,000,000 shares, $0.001 par value (collectively, Preferred Stock). The Preferred Stock has preferences, limitations and relative rights in preference to the holders of any other stock of the Company (Junior Stock).

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

Note J - Common Stock Transactions

On April 29, 2005, the Company's Board of Directors approved and authorized a 1-for-30 reverse split of the then issued and outstanding common stock of the Company. The reverse stock split did not change the number of authorized shares of common stock or the par value of the Company's common stock. Except for any changes as a result of the treatment of fractional shares, each shareholder holds the same percentage of common stock outstanding immediately following the reverse stock split as such shareholder did immediately prior to the reverse stock split. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

On June 25, 2003, the Company issued an aggregate 1,770,320 post-reverse split shares of restricted, unregistered common stock (53,106,900 pre-reverse split shares) in redemption of various outstanding notes payable in the face amount of approximately $300,000 and accrued interest payable of approximately $237,835, pursuant to the conversion terms of the respective notes. The valuation of this transaction was equal to the "fair value" of the Company's common stock on the conversion date.

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

On December 3, 2003, the Company issued 26,237 post-reverse split shares of restricted, unregistered common stock (787,100 pre-reverse split shares) as compensation for fees associated with the conversion of the outstanding notes payable and accrued interest payable. This transaction was valued at approximately $7,871, which was equal to the "fair value" of the Company's common stock on the conversion date. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

On or about May 2, 2005, the Company sold an aggregate 83,334 post-reverse split shares of unregistered, restricted common stock (2,500,000 pre-reverse split shares) for cash proceeds of approximately $85,000 to three (3) separate individuals, including 148,000 shares to the Company's former President. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. The Company granted "piggy-back" registration rights to the holders of the shares of common stock which would entitle a holder to request that the Company register the common stock if the Company files a registration statement at any time prior to three years from the date the Company sold such shares of common stock. The Company has agreed to keep such registration statement current for up to 270 days. The Company has agreed to pay all expenses associated with any registration of the common stock except any underwriter's commissions or fees or any fees of others employed by a selling shareholder, including attorneys' fees; which shall be the responsibility of the selling shareholder.

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