Form 10QSB/A
period 2005-12-31
IsoRay, Inc.
filed 2006-05-12
CIK 728387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1
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

Issuer's telephone number, including area code:(509) 375-1202

The issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
The registrant is not a shell company (as defined in Rule 12b-2 of the Exchange Act).

Number of shares outstanding of each of the issuer's classes of common equity:
Class	Outstanding as of May 10, 2006
Common stock, $0.001 par value	14,722,686

The issuer is not using the Transitional Small Business Disclosure format.

ISORAY, INC.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

IsoRay, Inc. and Subsidiary
Consolidated Balance Sheets

	(Unaudited)
	December 31,	June 30,
	2005	2005
ASSETS

Current assets:
Cash and cash equivalents	$648,684	$1,653,144
Accounts receivable, net	467,616	49,969
Inventory	156,019	81,926
Prepaid expenses	208,942	181,266
Total current assets	1,481,261	1,966,305

Fixed assets, net of accumulated depreciation and amortization	1,627,443	842,323
Other assets, net of accumulated amortization	754,305	793,756
Total assets	$3,863,009	$3,602,384

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$425,048	$695,588
Accrued payroll and related taxes	222,958	157,924
Accrued interest payable	83,390	41,325
Notes payable, due within one year	244,219	43,116
Capital lease obligations, due within one year	174,930	9,604
Total current liabilities	1,150,545	947,557

Notes payable, due after one year	531,194	562,224
Capital lease obligations, due after one year	295,874	19,584
Convertible debentures payable, due after one year	530,000	3,587,875
Total liabilities	2,507,613	5,117,240

Shareholders' equity:
Preferred stock, $.001 par value; 6,000,000 shares authorized:
Series A: 1,000,000 shares allocated; no shares issued and outstanding	-	-
Series B: 5,000,000 shares allocated; 292,328 and 1,588,589 issued and outstanding	292	1,589
Common stock, $.001 par value; 194,000,000 shares authorized; 13,383,139 and 7,317,073 shares issued and outstanding	13,383	-
Subscriptions receivable (Note 9)	(6,227,067)	7,317
Additional paid-in capital	16,835,833	3,804,369
Accumulated deficit	(9,267,045)	(5,328,131)
Total shareholders' equity	1,355,396	(1,514,856)
Total liabilities and shareholders' equity	$3,863,009	$3,602,384

IsoRay, Inc and Subsidiary
Consolidated Statements of Operations
Three and Six Months Ended December 31, 2005 and 2004 (Unaudited)

	For the three months ended		For the six months ended
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004

Product sales	$486,247	$24,170	$697,162	$24,170
Cost of product sales	916,274	387,051	1,636,440	387,051

Gross profit (loss)	(430,027)	(362,881)	(939,278)	(362,881)

Operating expenses:
Research and development	96,837	12,516	122,619	28,031
Sales and marketing expenses	340,532	176,303	655,571	260,542
General and administrative expenses	675,444	414,639	1,636,393	1,005,209

Total operating expenses	1,112,813	603,458	2,414,583	1,293,782

Operating loss	(1,542,840)	(966,339)	(3,353,861)	(1,656,663)

Non-operating income (expense):
Interest income	3,193	70	10,152	295
Financing expense	(195,480)	(11,964)	(351,108)	(20,789)
Loss on disposal of fixed assets	-	-	-	(52,319)
Debt conversion expense (Note 7)	(244,097)	-	(244,097)	-

Non-operating income (expense), net	(436,384)	(11,894)	(585,053)	(20,494)

Net loss	$(1,979,224)	$(978,233)	$(3,938,914)	$(1,677,157)

Net loss per weighted-average share of common stock	$(0.17)	$(0.17)	$(0.36)	$(0.27)

Basic weighted average shares outstanding	11,852,047	6,596,144	10,844,913	6,175,209

IsoRay, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Six Months Ended December 31, 2005 and 2004 (Unaudited)

	For the six months ended
	December 31, 2005	December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,938,914)	$(1,623,385)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization of fixed assets	95,432	42,561
Amortization of deferred financing costs and other assets	103,546	5,285
Loss on disposal of fixed assets	-	52,319
Compensation recorded in connection with issuance of common stock	330,000	-
Rent expense paid by issuance of common stock	30,009	-
Repair and maintenance expense paid by issuance of common stock	14,752	-
Debt conversion expense (Note 7)	244,097	-
Changes in operating assets and liabilities:
Accounts receivable, net	(417,647)	(12,912)
Inventory	(74,093)	(15,512)
Prepaid expenses	62,350	(162,725)
Accounts payable	(291,895)	35,602
Accrued payroll and related taxes	65,032	7,033
Accrued interest payable	42,065	(8,235)
Net cash used by operating activities	(3,735,266)	(1,679,969)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(347,357)	(207,038)
Additions to other assets	(64,096)	(105,403)
Net cash used by investing activities	(411,453)	(312,441)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net advances on bank line of credit	200,000	100,000
Proceeds from issuance of notes payable	250,000	315,000
Proceeds from sales of convertible debentures payable	550,000	-
Principal payments on notes payable	(279,926)	(10,000)
Principal payments on capital lease obligations	(66,329)	-
Proceeds from cash sales of common stock, and LLC member shares, net of issuance costs	2,324,168	1,642,438
Proceeds from cash sales of common stock, pursuant to exercise of warrants	59,565	4,500
Proceeds from cash sales of common stock, pursuant to exercise of options	72,928	-
Payments to common shareholders in lieu of issuing fractional shares	(734)	-
Net cash provided by financing activities	3,109,672	2,051,938
Net increase (decrease) in cash and cash equivalents	(1,037,047)	59,527
Cash and cash equivalents, beginning of period	1,685,731	470,439
CASH AND CASH EQUIVALENTS, END OF PERIOD	$648,684	$529,966
Supplemental disclosures of cash flow information:
Cash paid for interest	$205,497	$29,024
Non-cash investing and financing activities:
Exchange of convertible debentures payable for shares of common stock	$3,607,875	$-
Fixed assets acquired by capital lease obligations	$507,947	$-
Prepaid rent paid by issuance of common stock	$90,026	$-
Reversal of dividends payable to IsoRay Products LLC members	$-	$91,795

NOTE 1— ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization:
The accompanying consolidated financial statements are those of IsoRay, Inc. (“the Company”), formerly known as Century Park Pictures Corporation, and its subsidiary operating company, IsoRay Medical, Inc. (“IsoRay Medical”). Both companies are headquartered in Richland, Washington.

The accompanying consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of June 30, 2005, and for the nine months then ended, as contained in the Company’s transitional report on Form 10-KSB, as amended, and with the audited financial statements of IsoRay Medical as of June 30, 2005 and 2004, and for the years then ended, filed on Form 8-K on November 3, 2005.

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

The accompanying consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of June 30, 2005, and for the nine months then ended, as contained in the Company’s transitional report on Form 10-KSB, as amended, and with the audited financial statements of IsoRay Medical as of June 30, 2005 and 2004, and for the years then ended, filed on Form 8-K on November 3, 2005.

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

Revenue recognition - The Company applies the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” SAB No. 104, which supersedes SAB No. 101, “Revenue Recognition in Financial Statements”, provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. The Company recognizes revenue related to product sales when (i) persuasive evidence of an arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is reasonably assured.

Revenue for the three and six months ended December 31, 2005 was derived solely from sales of the 131Cs brachytherapy seed, which is used in the treatment of cancer. The Company generally recognizes revenue once an order has been received and shipped to the customer. Prepayments, if any, received from customers prior to the time that products are shipped are recorded as deferred revenue. In these cases, when the related products are shipped, the amount recorded as deferred revenue is recognized as revenue. The Company accrues for sales returns and other allowances at the time of shipment.

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

	For the three months ended		For the six months ended
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004
Net loss, as reported	$(1,979,224)	$(978,233)	$(3,938,914)	$(1,623,385)
Less: Stock-based compensation expense determined under fair value method for all stock options, net of related tax benefit	$(3,254)	$-	(159,254)	$-
Profoma net loss	$(1,982,478)	$(978,233)	$(4,098,168)	$(1,623,385)

Basic net loss per common share:
As reported	$(0.17)	$(0.15)	$(0.36)	$(0.26)
Proforma	$(0.17)	$(0.15)	$(0.38)	$(0.26)

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

Earnings per share - Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. For the periods ended December 31, 2005 and 2004, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented, and is computed on the basis of the weighted-average number of common shares outstanding during the period presented. At December 31, 2005, the Company had 292,329 shares of preferred stock which are exchangeable, on a one-to-one basis, with common stock; debentures which could be converted into 127,711 shares of common stock; options and warrants to purchase 4,615,801 shares of common stock; and warrants to purchase 77,138 shares of preferred stock (which could be exchanged to common stock) issued and outstanding. If the Company had been profitable as of the end of the period, these 5,112,979 shares of common stock that are issuable upon conversion, exercise or exchange of the debentures, options, warrants, and preferred stock would have been included in a separate calculation for diluted EPS.

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

NOTE 5 -AMENDMENT OF PRIOR FILINGS:

On March 24, 2006 the Audit Committee of the Company, following discussions with representatives of the Company’s independent registered public accounting firm and in response to comments received from the Securities and Exchange Commission (the “SEC”) determined that the previously filed consolidated financial statements of the Company as of and for the nine months ended June 30, 2005 and the years ended September 30, 2004 and 2003 need to be restated, and the consolidated financial statements of the Company as of, and for the three months ended December 31, 2003, the three and six months ended March 31, 2004, the three and nine months ended June 30, 2004, the three months ended December 31, 2004, and the three and six months ended March 31, 2005 previously filed on form 10-QSB will also need to be restated.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 1485 Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“FAS 145”). FAS 145 amended APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”), by deleting the phrase, “(1) Classifications of gains or losses from extinguishment of debt pursuant to paragraph 8 of FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt.” In deleting this phrase, the FASB obviated the customary classification of material aggregations of extinguishment of debt as extraordinary items. However paragraph four of the FAS 145 Summary, leaves open the possibility of classifying the extinguishment of debt as an extraordinary item if these items meet the criteria in APB Option 30.

During the three month period ended December, 2003 the Company was in the process of converting all outstanding debt into shares of the Company's common stock, and had continually attempted to contact specific noteholders. These specific noteholders were unresponsive to the Company's inquiries related to the conversion of the debts into common stock, as discussed in detail in the Company's contemporaneously filed financial statements, and the Board, relying on legal counsel, at the time, acted to create a “technical forgiveness” of the notes and accrued interest. It was the then-management's position and interpretation, after reviewing the requirements of both APB 30 and FAS 145 that the failure to timely convert or post a timely claim for repayment by these specific noteholders, with concurrence of the Company's then-legal counsel, and auditor, met both of the required criteria of “unusual nature” (it is extraordinary that a note holder would not respond to numerous requests to change the nature of an investment), and “infrequency of occurrence” (as no similar event had occurred previously, and none has occurred subsequently) and should be stated as an “extraordinary item.”

The SEC staff has taken recent exception to former management's interpretation, and requested reclassification of this item from “extraordinary item” to a component of operating income, and the Company is complying with that request. The change in treatment of the note cancellation has no impact on the Company's net income as previously reported.

The 10-QSB report for the three month period ended March 31, 2005 contained an overstatement of net income.  The overstatement was caused by an expense reversal of $304,500 of officer compensation, the actual amount forgiven by the Company’s CEO during the three month period ended March 31, 2005.  Although this amount was forgiven, the expense should not have been reversed.  Actual net loss for the three month period was ($6,034).  This expense reversal caused additional paid-in capital and accumulated deficit to be overstated by $304,500 for all financial periods, until the Company’s balance sheet was recapitalized by the accounting adjustments made pursuant to the merger with IsoRay Medical, Inc.   This error was carried through the Form 10-KSB filing for the transitional nine month period ended June 30, 2005, but was corrected by an amended 10-KSB filing on May 9, 2006.

This consolidated financial report as of, and for the three and six months ended December 31, 2005 replaces the previous report filed on Form 10-QSB on February 17, 2006. The Company previously used the historical financial statements of IsoRay, Inc. (formerly Century Park Pictures Corporation) to compare to the current financial statements. The SEC requested these comparative historical statements be replaced by historical statements of IsoRay Medical, Inc., the accounting acquirer to the merger between IsoRay, Inc. and IsoRay Medical, Inc., completed on July 28, 2005. No changes are made to the balance sheet of December 31, 2005 or the statements of operations and cash flows for the three and six months then ended. Only the comparative historical information has changed, and as appropriate, changes were made in the Management’s Discussion and Analysis of Financial Condition and Results of Operations as they make comparisons to the newly replaced historical financial statements.

NOTE 6 - CONTINGENCIES:

On December 14, 2005, the Company entered into an Economic Development Agreement (“Agreement”) with the Pocatello Development Authority ("PDA"), an urban renewal agency formed under the laws of the State of Idaho. Pursuant to the Agreement, the PDA has provided the Company with $200,000 of funding, to be used for costs associated with testing of production methods for Cesium-131 at Idaho's Advanced Test Reactor. This agreement stipulates that, pending successful test outcomes, and approval for reactor use, the Company will attempt to construct a manufacturing facility within the city limits of Pocatello so that operations begin no later than January 1, 2008. If the Company elects not to build the manufacturing facility, it will be required to repay the $200,000 funding plus 5% interest from the date of disbursement, within 30 days demand from the PDA.

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

NOTE 8 -SUBSCRIPTIONS RECEIVABLE:

On December 7, 2005, the Company entered into a SICAV ONE Securities Purchase Agreement and a SICAV TWO Securities Purchase Agreement (collectively, the "Purchase Agreements") with Mercatus & Partners, Limited, a United Kingdom private limited company ("Mercatus"). Pursuant to the Purchase Agreements, Mercatus has agreed, subject to receipt of sufficient funding, to purchase 1,778,146 shares of the Registrant's common stock at a purchase price of $3.502 per share. In the event sufficient funding is not received to enable Mercatus to purchase the shares within thirty days (which was extended through Friday, February 17, 2006, and may be further extended by management) from the date of delivery of the share certificates to the custodial bank, the share certificates will be returned to the Company and each party will have no further obligations under the Purchase Agreements. As of May 10, 2006 no funding had been received by the Company.

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

Commencement of February 1, 2006 New Offering - On February 1, 2006 the Company commenced an offering of Investment Units (“Units”) for sale, pursuant to a Private Placement Offering (the “New Offering”) of February 1, 2006. The New Offering consists of a maximum of 89 Units, each Unit consisting of 5,000 shares of common stock and a warrant to purchase 5,000 shares of common stock at an exercise price of $6.50 per share. This maximum may be increased at the sole discretion of the Company, to a maximum of 178 Units. The Units are being sold for $22,500 per Unit. As of February 28, 2006, approximately $1.21 Million had been raised under the New Offering.

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

Revenues. During the three month period ended December 31, 2005, the Company generated $486,247 in sales of its 131Cs seed. This represents an increase of $462,077 over sales in the three months ended December 31, 2004 of $24,170. Sales for the six month period ended December 31, 2005 were $697,162 an increase of $672,992 over sales in the six month period ended December 31, 2004. IsoRay Medical began sales of its 131Cs seed on October 26, 2004 with one medical center customer. By December 31, 2005 the number of medical center customers who have ordered the 131Cs seed had grown to seventeen.

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

Gross loss.   Gross loss was $430,027 for the three month period ended December 31, 2005.  This represents an increased loss of $67,146 or 19% over the three month period ended December 31, 2004. Gross loss was $939,278 for the six month period ended December 31, 2005 which represents an increased loss of $579,397 compared to the six month period ended December 31, 2004. Cost of products sold was $916,274 for the three month period and $1,636,440 for the six month period ended December 31, 2005. During the three months ended December 31, 2005, approximately $356,000 was paid to Pacific Northwest National Laboratory (PNNL) under our contract with them for use of their facilities and personnel to support production. In the three month period ended December 31, 2005, we spent in excess of $109,000 for production materials and small tools, none of which individually exceeded the $2,500 threshold we use in determining whether to capitalize production equipment.  These materials and small tools were needed to commence production in our independent production facility, the PEcoS-IsoRay Radioisotope Laboratory (“PIRL”).  Most are long-lived items, and will not need replacing in the current fiscal year.  According to plan, during the quarter ended December 31, 2005 we moved essentially all Cs-131 production operations to PIRL. We will continue to use the PNNL facility only for certain research and development and quality assurance activities, but in the next quarter, we expect to substantially reduce the PNNL expense.

Research and development. Research and development expenses for the three month period ended December 31, 2005 were $96,837. This represents an increased expenditure of $84,321, or a 674% increase over the expense of $12,516 for the three month period ended December 31, 2004. Research and development expenses for the six month period ended December 31, 2005 were $122,619, an increase of $94,588 or 337% over the six month period ended December 31, 2004 expense of $28,031. Of these amounts, $82,500 was paid in conjunction with the ongoing protocol study on the results of 100 patients who have recently been implanted with the Company’s 131Cs brachytherapy seed.

Sales and marketing expenses. Sales and marketing expenses were $340,532 for the three month period ended December 31, 2005. This represents an increase of $164,229 or 93% compared to the three months ended December 31, 2004’s expenditure of $176,303 for sales and marketing. Of this amount, approximately $236,000 was paid for wages, including payroll-related taxes, travel, office and other support expenses on behalf of our sales and marketing and customer service staff. The balance was spent on advertising, market research, and trade shows and conferences. Sales and marketing expense for the six month period ended December 31, 2005 was $655,571, which was an increase of $330,029 or 101% over the six month period ended December 31, 2004. These increased expenses are generally due to marketing the Company’s 131Cs seed which was only introduced to the market in October 2004.

General and administrative expenses. General and administrative expenses for the three month period ended December 31, 2005 amounted to $675,444. This represents an increase of $260,805 or 63% in comparison to the three months ended December 31, 2004 expense of $414,639. Approximately $199,040 was paid in wages and related benefits and taxes during the period. Legal expenses were $104,110 for the period. General and administrative expenses for the six month period ended December 31, 2005 amounted to $1,636,393 an increase of $802,275 or 96% over the six month period ended December 31, 2004.

Operating (loss). Due to our significant research and development expenditures, additional responsibilities as a reporting company, rapid structural growth, and nominal product revenues, we have not been profitable, and have generated operating losses since our inception. In the three month period ended December 31, 2005, the Company had an operating loss of $1,542,840. This represents an increased loss of $576,501 or 60%, in comparison with the three months ended December 31, 2004 operating loss of $966,339. The operating loss for the six month period ended December 31, 2005 was $3,353,861, which is an increased loss of $1,803,289 over the six month period ended December 31, 2004.

Non-operating income (expense). Total non-operating income (expense) was $(436,384) for the three month period ended December 31, 2005. This represents an increase in net expense of $424,490 over the three month period ended December 31, 2004 non-operating income (expense) of $(11,894). Total non-operating income (expense) for the six month period ended December 31, 2005 was $(585,053) which represents an increased expense of $512,240 over the six month periods ended December 31, 2004. This increase in non-operating income (expense) was largely due to the one-time recognition of $244,097 expense in short-term inducement to convert debentures (see Note 7) and an increase in financing expense. The Company earned $3,193 interest income on funds held in certain near-liquid accounts. This was $3,123 greater than the three month period ended December 31, 2004’s interest income of $70. During the three months ended December 31, 2005, financing expense was $195,480, or an increased expense of $183,516 over the three month period ended December 31, 2004 financing expense of $11,964. Of this amount, $143,706 was paid as interest on loans, notes and convertible debentures outstanding. The balance of the financing expense was amortization of prepaid financing expense, primarily the January 2005 issuance of common stock to guarantors of certain loans made to the Company, and commissions and legal costs paid in conjunction with the issuance of convertible debentures.

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

On January 30, 2006, IsoRay closed a round of private financing under its October 17, 2005 private placement memorandum, as amended, which was fully sold at $6 million. In February 2006, IsoRay commenced a new round of private financing under its February 1, 2006 private placement memorandum, and had raised approximately $1.21 million under that offering as of February 10, 2006.

The Company had approximately $3.7 million cash on hand as of February 10, 2006. As of that date the Company's monthly required cash operating expenditures were approximately $620,000, and capital expenditures were approximately $70,000. Equipment installed at our facility includes a hot cell, a glove box, three fume-hoods, laser welders and laser welding tooling, which complete the laser sealing of the seeds; sophisticated testing equipment that allows us to test materials used at several stages of the production process and assay the completed seeds prior to shipment; and sterilizing and packaging systems that allow the seeds to be pre-loaded into delivery systems according to customer specifications. We believe we will need to add to the capital production equipment installed at this facility within the next six to twelve months to meet increasing demand for our product, and have adequate room at the facility to install equipment that would approximately double the production capacity up to 60,000 seeds per month; approximately 600 patient treatments. As of February 10, 2006, management believes that assuming expenditures continue at approximately the same monthly rate that the Company's cash on hand would fund operating expenditures through the beginning of August 2006.

On December 7, 2005, the Company entered into a SICAV ONE Securities Purchase Agreement and a SICAV TWO Securities Purchase Agreement (collectively, the “Purchase Agreements”) with Mercatus & Partners, Limited, a United Kingdom private limited company (“Mercatus”). Pursuant to the Purchase Agreement, Mercatus has agreed, subject to receipt of sufficient funding, to purchase 1,778,146 shares of the Company’s common stock at a purchase price of $3.502 per share, or an aggregate payment of $6,227,067. In the event Mercatus does not purchase the shares, the share certificates will be returned to the Company and each party will have no further obligations under the Purchase Agreements. To date no funding has been received by the Company and there can be no assurance that any funding will be received as the funding is contingent upon factors outside of the Company’s control.

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

On February 2, 2006, IsoRay signed a definitive license agreement with International Brachytherapy s.a. (“IBt”) covering North America and providing IsoRay with access to IBt’s Ink Jet production process and its proprietary polymer seed technology for use in brachytherapy procedures using Cesium-131. IsoRay intends to apply for FDA approval for the use of IBt’s proprietary technology in tandem with IsoRay’s Cesium-131 proprietary technology following completion of initial milestones designed to determine whether the two technologies are compatible. This agreement will require a cash outlay of approximately $225,000 in March 2006.

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

The BFEDD has granted IsoRay Medical a waiver from enforcing violations of paying officers in excess of $100,000 per year and maintaining a certain current asset ratio. The waiver, effective from March 31, 2005 through June 30, 2006, also excuses non-compliance with covenants prohibiting fixed asset or lease obligations in excess of $24,000 per year, covenants prohibiting mergers, and covenants requiring maintenance of a certain long-term debt to equity ratio. However, IsoRay Medical is currently in default of a covenant requiring that it pay no greater than forty-five thousand dollars ($45,000) annually for lease payments during the life of the loan. Management believes that if the BFEDD accelerates repayment that is has sufficient cash resources to satisfy this obligation.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The Company's Form 10-KSB, any Form 10-QSB or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995, which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Such "forward-looking statements" are subject to risks and uncertainties set forth from time to time in the Company's SEC reports and are generally set forth below and particularly discussed in the Company's Form 10-KSB for the transition period ended June 30, 2005 and in the Company's Registration Statement on Form SB-2 filed on November 10, 2005, as amended.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2005. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the SEC under the Exchange Act. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedures is designed to provide a reasonable level of assurance that the objectives of the system will be met.

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

Lack of segregation of duties. Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of segregation of duties within our internal control system. There are one full-time and three part-time persons involved in processing of transactions. Therefore, it is difficult to effectively segregate accounting duties. While we strive to segregate duties as much as practicable, budgetary considerations have not previously allowed the additional of full time staff. We hired a controller effective May 1, 2006 to assist with segregation of duties and believe this internal control weakness will soon be alleviated.

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

Dated: May 11, 2006

ISORAY, INC., a Minnesota corporation

By:	/s/ Roger E. Girard
Roger E. Girard, Chief Executive Officer

By:	/s/ Michael K. Dunlop
Michael K. Dunlop, Chief Financial Officer