Form 10QSB/A
period 2005-03-31
IsoRay, Inc.
filed 2006-05-15
CIK 728387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB/A
Amendment No. 1

(Mark one)
☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 0-14247

IsoRay, Inc.
(Exact name of small business issuer as specified in its charter)

Minnesota	41-1458152
(State of incorporation)	(IRS Employer ID Number)

350 Hills Street, Suite 106, Richland, WA 99354
(Address of principal executive offices)

(509) 375-1202
(Issuer's telephone number)

Century Park Pictures Corporation, 4701 IDS Center, Minneapolis, MN 55402
(Former name, former address and former fiscal year, if changed since last report)

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
YES☐  NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 2, 2006: 14,722,686

Transitional Small Business Disclosure Format (check one): YES ☐  NO ☒

IsoRay, Inc.
(formerly Century Park Pictures Corporation)

Form 10-QSB/A for the Quarter ended March 31, 2005

PART I
Item 1 - Financial Statements
IsoRay, Inc.
(formerly Century Park Pictures Corporation)
Restated Balance Sheets
March 31, 2005 and 2004

(Unaudited)

	(Restated)	(Restated)
	March 31,	March 31,
	2005	2004
Assets
Current Assets
Cash on hand and in bank	$-	$-
Total current assets	-	-

Property and Equipment - at cost
Furniture and fixtures	94,077	94,077
Less accumulated depreciation	(94,077)	(94,077)
Net property and equipment	-	-

Other Assets
Rent deposits	926	926

Total Assets	$926	$926

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable - trade	$470	$-
Other accrued expenses	-	9,027
Advances from shareholder	43,703	32,414
Accrued officer compensation	50,000	354,500
Total current liabilities	93,703	395,941

Commitments and contingencies

Shareholders’ Equity
Common stock - $0.001 par value.
200,000,000 shares authorized.
2,414,985 shares issued and outstanding	2,415	2,415
Additional paid-in capital	7,179,110	6,874,610
Accumulated deficit	(7,274,772)	(7,272,040)

Total shareholders’ equity	(93,247)	(395,015)

Total Liabilities and Shareholders’ Equity	$926	$926

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

IsoRay, Inc.
(formerly Century Park Pictures Corporation)
Restated Statements of Operations and Comprehensive Loss
Six and Three months ended March 31, 2005 and 2004

(Unaudited)

	(Restated)	(Restated)	(Restated)	(Restated)
	Six months	Six months	Three months	Three months
	ended	ended	ended	ended
	March 31,	March 31,	March 31,	March 31,
	2005	2004	2005	2004

Revenues	$-	$-	$-	$-

Expenses
General and administrative expenses	6,034	12,397	2,460	1,591
Statutory cancellation of notes payable and accrued interest	-	(86,956)	-	-
Total expenses	6,034	(74,559)	2,460	1,591

Income (Loss) from operations	(6,034)	74,559	(2,460)	(1,591)

Other Income (Expense)
Interest expense	-	(2,104)	-	-

Income (Loss) before provision for income taxes	(6,034)	72,455	(2,460)	(1,591)

Provision for income taxes	-	-	-	-

Net Income (Loss)	(6,034)	72,455	(2,460)	(1,591)

Other comprehensive income	-	-	-	-

Comprehensive Income (Loss)	$(6,034)	$72,455	$(2,460)	$(1,591)

Net loss per weighted-average share of common stock outstanding, calculated on Net Loss - basic and fully diluted	$(0.00)	$0.03	$(0.00)	$(0.00)

Weighted-average number of shares of common stock outstanding	2,414,985	2,306,395	2,414,985	2,414,985

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

IsoRay, Inc.
(formerly Century Park Pictures Corporation)
Restated Statements of Cash Flows
Six months ended March 31, 2005 and 2004

(Unaudited)

	(Restated)	(Restated)
	Six months	Six months
	ended	ended
	March 31,	March 31,
	2005	2004
Cash Flows from Operating Activities
Net Income (Loss)	$(6,034)	$72,455
Adjustments to reconcile net income to net cash provided by operating activities
Forgiveness of notes payable and accrued interest	-	(86,956)
Consulting fees paid with common stock	-	7,870
Contribution of interest expense related to suspended interest payable on notes payable	-	2,104
Increase (Decrease) in Accounts payable and accrued expenses	-	-

Net cash used in operating activities	(6,034)	(4,527)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Funds advanced by officer/shareholder	6,034	4,527

Net cash provided by financing activities	6,034	4,527

Increase (Decrease) in Cash and Cash Equivalents	-	-

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$-	$-

Supplemental Disclosures of Interest and Income Taxes Paid
Interest paid during the period	$-	$-
Income taxes paid (refunded)	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Conversion of forgiven unpaid accrued officers compensation to contributed capital	$304,500	$-
Conversion of outstanding notes payable into common stock	$-	$50,000
Conversion of accrued interest payable into common stock	$-	$36,758

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

IsoRay, Inc.
(formerly Century Park Pictures Corporation)

Notes to Restated Financial Statements

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

On May 27, 2005, the Company; a newly-formed, wholly-owned subsidiary, Century Park Transitory Subsidiary, Inc., a Delaware corporation (Merger Subsidiary) , Thomas Scallen and Anthony Silverman, shareholders of the Company, and IsoRay Medical, Inc., a Delaware corporation (IsoRay) entered into a Merger Agreement. Pursuant to the Merger Agreement, the Merger Subsidiary will be merged with and into IsoRay and IsoRay will become a wholly-owned subsidiary of the Company (Merger). In the Merger, the IsoRay stockholders are entitled to receive approximately 82% of the then outstanding shares of common stock of the Company. The Merger Agreement is subject to the satisfaction of certain conditions, including the approval of the Merger by stockholders of IsoRay representing a majority of the outstanding shares of common stock of IsoRay entitled to vote, which occurred on June 28, 2005), the granting of certain "piggy-back" and demand registration rights to the purchasers of the certain debentures of IsoRay, Anthony Silverman and certain other affiliates of he Company, the agreements of the officers and directors of IsoRay to lock-up the shares of the Company received in the Merger for a period of one year from the closing of the Merger, the agreements of Thomas Scallen and Anthony Silverman to escrow certain shares of common stock of the Company, and the receipt by IsoRay from Anthony Silverman or his associates of One Million Dollars as the purchase price of certain securities of IsoRay before the closing.

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

The Company issued shares of its common stock and shares of its preferred stock to holders of common and preferred stock of IsoRay Medical, Inc. at a rate of 0.842362 share of the Company’s common stock for each share of IsoRay Medical, Inc. stock. Options and warrants to purchase common and preferred stock of IsoRay Medical, Inc. will also be converted at the same rate into options and warrants to purchase common and preferred stock of the Company. At the time of the Merger, subsequent to the aforementioned 1:30 reverse stock split, the Company had 2,498,319 post-reverse split shares of common stock outstanding. Following the Merger, the Company has approximately 10,237,797 shares of common and preferred stock outstanding. The total amount of shares outstanding, on a fully-diluted basis, post merger will be 13,880,822, which includes not only shares of common stock, but also shares of preferred stock, warrants, options and convertible debentures that could be exercised or converted into shares of common stock. Following the Merger, on a fully diluted basis, the shareholders of IsoRay Medical, Inc. own 82% of the Company’s outstanding securities.

IsoRay, Inc.
(formerly Century Park Pictures Corporation)

Notes to Restated Financial Statements - Continued

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

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending September 30, 2005.

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

The Company has no operating activities, no cash on hand, no profit and operates a business plan with inherent risk. Because of these factors, our auditors have issued an audit opinion for the Company which includes a statement describing our going concern status. This means, in our auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

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

IsoRay, Inc.
(formerly Century Park Pictures Corporation)

Notes to Restated Financial Statements - Continued

Note C - Going Concern Uncertainty - Continued

If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and upon additional funds loaned by management and/or significant stockholders to preserve the integrity of the corporate entity at this time. In the event, the Company is unable to acquire advances from management and/or significant stockholders, the Company’s ongoing operations would be negatively impacted.

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

While the Company is of the opinion that good faith estimates of the Company’s ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

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

As of March 31, 2005 and 2004, the deferred tax asset related to the Company’s net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have limited net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of any future change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

IsoRay, Inc.
(formerly Century Park Pictures Corporation)

Notes to Restated Financial Statements - Continued

Note D - Summary of Significant Accounting Policies - Continued

4.	Income (Loss) per share - continued

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

On December 3, 2003, upon the failure to timely convert or post a timely claim for repayment, the Company’s Board of Directors, acting upon the advise of legal counsel, voided the remaining outstanding unconverted notes payable of approximately $50,000 and the associated accrued interest of approximately $36,956 and recognized a one-time gain on the technical forgiveness of these debts.

For the respective years ended September 30, 2004 and 2003, the Company has recognized approximately $2,104 and $41,005 in additional paid-in capital for imputation of suspended interest on these notes.

IsoRay, Inc.
(formerly Century Park Pictures Corporation)

Notes to Restated Financial Statements - Continued

Note G - Related Party Transactions

Through March 31, 2005, the Company’s Chief Executive Officer has advanced the Company approximately $44,000 to support operations, settle outstanding trade accounts payable and provide working capital. The advance was repayable upon demand and is non-interest bearing and is unsecured. Effective June 30, 2005, with the anticipation of the consummation of the reverse acquisition transaction with IsoRay Medical, Inc., as previously discussed, these advances were forgiven and reclassified as additional paid-in capital in the accompanying financial statements as of that date.

During the quarter ended March 31, 2005, the Company’s former Chief Executive Officer forgave approximately $304,500 in accrued salary for prior periods and this forgiveness was credited as “additional paid-in capital” to reflect the contribution effect of this action.

Note H - Income Taxes

The components of income tax (benefit) expense for each of the six month periods ended March 31, 2005 and 2004, respectively, are as follows:

	(Restated)	(Restated)
	Six months	Six months
	ended	ended
	March 31,	March 31,
	2005	2004
Federal:
Current	$-	$-
Deferred	-	-
	-	-
State:
Current	-	-
Deferred	-	-
	-	-
Total	$-	$-

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

The Company's income tax benefit (expense) for each of the six month periods ended March 31, 2005 and 2004, respectively, differed from the statutory federal rate of 34 percent as follows:

	Six months	Six months
	ended	ended
	March 31,	March 31,
	2005	2004

Statutory rate applied to earnings (loss) before income taxes	$(2,050)	$24,635
Increase (decrease) in income taxes resulting from:
State income taxes	-	-
Other, including reserve for deferred tax asset	2,050	(24,635)

Income tax expense	$-	$-

IsoRay, Inc.
(formerly Century Park Pictures Corporation)

Notes to Restated Financial Statements - Continued

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

Note J - Common Stock Transactions

On April 29, 2005, the Company's Board of Directors approved and authorized a 1-for-30 reverse split of the then issued and outstanding common stock of the Company. The reverse stock split did not change the number of authorized shares of common stock or the par value of the Company’s common stock. Except for any changes as a result of the treatment of fractional shares, each shareholder holds the same percentage of common stock outstanding immediately following the reverse stock split as such shareholder did immediately prior to the reverse stock split. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented

On June 25, 2003, the Company issued an aggregate 1,770,230 post-reverse split shares of restricted, unregistered common stock (53,106,900 pre-reverse split shares) in redemption of various outstanding notes payable in the face amount of approximately $300,000 and accrued interest payable of approximately $237,835, pursuant to the conversion terms of the respective notes. The valuation of this transaction was equal to the “fair value” of the Company’s common stock on the conversion date.

IsoRay, Inc.
(formerly Century Park Pictures Corporation)

Notes to Restated Financial Statements - Continued

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

Note L - Subsequent Events

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

IsoRay, Inc.
(formerly Century Park Pictures Corporation)

Notes to Restated Financial Statements - Continued

Note L - Subsequent Events - Continued

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

On May 27, 2005, the Company; a newly-formed, wholly-owned subsidiary, Century Park Transitory Subsidiary, Inc., a Delaware corporation (Merger Subsidiary) , Thomas Scallen and Anthony Silverman, shareholders of the Company, and IsoRay Medical, Inc., a Delaware corporation (IsoRay) entered into a Merger Agreement. Pursuant to the Merger Agreement, the Merger Subsidiary will be merged with and into IsoRay and IsoRay will become a wholly-owned subsidiary of the Company (Merger). In the Merger, the IsoRay stockholders are entitled to receive approximately 82% of the then outstanding shares of common stock of the Company. The Merger Agreement is subject to the satisfaction of certain conditions, including the approval of the Merger by stockholders of IsoRay representing a majority of the outstanding shares of common stock of IsoRay entitled to vote, which occurred on June 28, 2005, the granting of certain "piggy-back" and demand registration rights to the purchasers of the certain debentures of IsoRay, Anthony Silverman and certain other affiliates of he Company, the agreements of the officers and directors of IsoRay to lock-up the shares of the Company received in the Merger for a period of one year from the closing of the Merger, the agreements of Thomas Scallen and Anthony Silverman to escrow certain shares of common stock of the Company, and the receipt by IsoRay from Anthony Silverman or his associates of One Million Dollars as the purchase price of certain securities of IsoRay before the closing.

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On December 3, 2003, upon the failure to convert or post a claim for repayment, the Company’s Board of Directors, with the approval of legal counsel, voided the remaining outstanding unconverted notes payable of approximately $50,000 and the associated accrued interest of approximately $36,956 and recognized a one-time gain on the technical forgiveness of these debts.

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

During the quarter ended March 31, 2005, the Company’s former Chief Executive Officer forgave approximately $304,500 in accrued salary for prior periods and this forgiveness was credited as “additional paid-in capital” to reflect the contribution effect of this action.

Net income (loss) for the six months ended March 31, 2005 and 2004, respectively, was approximately $(6,000) and $72,500, respectively. Earnings per share for the respective six month periods and quarters ended March 31, 2005 and 2004 was $0.00, $0.03, $0.00 and $0.00 on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 (Exchange Act).

At March 31, 2005, September 30, 2004 and March 31, 2004, respectively, the Company had working capital of approximately $(93,000), $(392,600) and $(395,900).

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

The Company has no operating activities, no cash on hand, no profit and operates a business plan with inherent risk. Because of these factors, our auditors have issued an audit opinion for the Company which includes a statement describing our going concern status. This means, in our auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

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

If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and upon additional funds loaned by management and/or significant stockholders to preserve the integrity of the corporate entity at this time. In the event, the Company is unable to acquire advances from management and/or significant stockholders, the Company’s ongoing operations would be negatively impacted.

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

While the Company is of the opinion that good faith estimates of the Company’s ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

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

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 2 - Recent Sales of Unregistered Securities and Use of Proceeds

On or about May 2, 2005, the Company sold an aggregate 83,334 post-reverse split shares of unregistered, restricted common stock (2,500,000 pre-reverse split shares) for cash proceeds of approximately $85,000. The purchasing individuals are Andrew Eccelstone - 1,470,000 shares; Gary Boster - 882,000 shares and Philip and Stephanie Rogers - 148,000 shares. Mr. Rogers was the Company’s President. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

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

Contractually, not more than $50,000 of the gross proceeds could be used to either pay or repay accrued compensation to Thomas Scallen, the Company’s Chief Executive Officer or advances made by Mr. Scallen to support the Company’s operations.

Item 3 - Defaults on Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits

Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IsoRay, Inc.

Dated: May 12, 2006	By:	/s/ Michael Dunlop

Michael Dunlop Chief Financial Officer