Form 10QSB/A
period 2005-09-30
IsoRay, Inc.
filed 2006-05-16
CIK 728387

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

The registrant is not a shell company (as defined in Rule 12b-2 of the Exchange Act).

Number of shares outstanding of each of the issuer's classes of common equity:

Class	Outstanding as of May 11, 2006
Common stock, $0.001 par value	14,722,686

The issuer is not using the Transitional Small Business Disclosure format.

ISORAY, INC.

Table of Contents
Page

PART I FINANCIAL INFORMATION	1

Item 1. Consolidated Unaudited Financial Statements	1

Consolidated Unaudited Balance Sheet	1

Consolidated Unaudited Statements of Operations	2

Consolidated Unaudited Statements of Cash Flows	3

Notes to Consolidated Unaudited Financial Statements	4

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	7

Item 3. Controls and Procedures	12

PART II OTHER INFORMATION	13

Item 6. Exhibits and Reports on Form 8-K	13

SIGNATURES	14

i

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

IsoRay, Inc. and Subsidiary
Consolidated Balance Sheets
September 30, 2005 and June 30, 2005

	September 30,	June 30,
	2005	2005
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$211,642	$1,653,144
Accounts receivable, net of allowance for doubtful
accounts of $17,075	136,025	49,969
Inventory	120,152	81,926
Prepaid expenses	242,724	181,266

Total current assets	710,543	1,966,305

Fixed assets, net of accumulated depreciation and amortization	1,050,195	842,323
Other assets, net of accumulated amortization	792,622	793,756

Total assets	$2,553,360	$3,602,384

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$468,712	$695,588
Accrued payroll and related taxes	248,101	157,924
Accrued interest payable	93,817	41,325
Notes payable, due within one year	43,748	43,116
Capital lease obligations, due within one year	8,820	9,604

Total current liabilities	863,198	947,557

Notes payable, due after one year	542,156	562,224
Capital lease obligations, due after one year	15,960	19,584
Convertible debentures payable, due after one year	4,137,875	3,587,875

Total liabilities	5,559,189	5,117,240

Commitments and contingencies

Shareholders' equity (deficit):
Preferred stock, $.001 par value, 6,000,000 shares authorized:
Series A: 1,000,000 shares allocated; no shares issued and outstanding	—	—
Series B: 5,000,000 shares allocated; 1,260,732 and 1,588,589 shares
issued and outstanding	1,261	1,589
Common stock, $.001 par value; 194,000,000 shares authorized;
9,060,221 and 7,317,073 shares issued and outstanding	9,060	7,317
Additional paid-in capital	4,271,671	3,804,369
Accumulated deficit	(7,287,821)	(5,328,131)

Total shareholders' equity (deficit)	(3,005,829)	(1,514,856)

Total liabilities and shareholders' equity (deficit)	$2,553,360	$3,602,384

The accompanying notes are an integral part of the financial statements.

IsoRay, Inc. and Subsidiary
Consolidated Statements of Operations
Three Months Ended September 30, 2005 and 2004

	2005	2004
	(Unaudited)	(Unaudited)

Product sales	$210,915	$—
Cost of product sales	720,166	—

Gross profit (loss)	(509,251)	—

Operating expenses:

Research and development	25,782	15,515
Sales and marketing expenses	315,039	61,093
General and administrative expenses	960,949	613,716

Total operating expenses	1,301,770	690,324

Operating loss	(1,811,021)	(690,324)

Non-operating income (expense):

Interest income	6,959	225
Financing expense	(155,628)	(8,825)

Non-operating income (expense), net	(148,669)	(8,600)

Net loss	$(1,959,690)	$(698,924)

Net loss per share of common stock	$(0.22)	$(0.12)

The accompanying notes are an integral part of the financial statements.

IsoRay, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Three Months Ended September 30, 2005 and 2004

	2005	2004
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,959,690)	$(298,946)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization of fixed assets	45,961	23,822
Amortization of deferred financing costs and other assets	55,592	2,070
Compensation recorded in connection with issuance of common stock	330,000	—
Changes in operating assets and liabilities:
Accounts receivable, net	(86,056)	—
Inventory	(38,226)	(23,022)
Prepaid expenses	(61,458)	(62,719)
Accounts payable	(248,232)	(127,271)
Accrued payroll and related taxes	90,177	(33,245)
Accrued interest payable	52,493	(8,235)
Other current liabilities	—	39,127

Net cash used by operating activities	(1,819,439)	(488,419)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(253,833)	(141,126)
Reductions of (additions to) other assets	(54,458)	78,586

Net cash used by investing activities	(308,291)	(62,540)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under notes payable	—	25,000
Proceeds from sales of convertible debentures payable	550,000	—
Principal payments on notes payable	(19,436)	—
Principal payments on capital lease obligations	(4,408)	—
Proceeds from sales of shares, net of offering costs	—	78,434
Proceeds from sales of common stock, pursuant to exercise of warrants	56,937	—
Proceeds from sales of common stock, pursuant to exercise of options	70,548	—

Net cash provided by financing activities	653,641	103,434

Net increase in cash and cash equivalents	(1,474,089)	(447,525)

Cash and cash equivalents, beginning of period	1,685,731	470,439

CASH AND CASH EQUIVALENTS, END OF PERIOD	$211,642	$22,914

Supplemental disclosures of cash flow information:
Cash paid for interest	$57,657	$—

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

The accompanying consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of June 30, 2005, and for the nine months then ended, as contained in the Company’s transitional report on Form 10-KSB, as amended, and with the audited financial statements of IsoRay Medical as of June 30, 2005 and 2004, and for the years then ended, filed on Form 8-K.

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

The accompanying consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of June 30, 2005, and for the nine months then ended, as contained in the Company’s transitional report on Form 10-KSB, as amended, and with the audited financial statements of IsoRay Medical as of June 30, 2005 and 2004, and for the years then ended, filed on Form 8-K.

Basis of consolidation - The accompanying unaudited consolidated financial statements reflect the balance sheets of IsoRay, Inc. and its subsidiary as of September 30, 2005, and the results of operation and statements of cash flows for the three months then ended net of all adjustments for inter-company transactions.

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

Revenue for the three months ended September 30, 2005 was derived solely from sales of the 131Cs brachytherapy seed, which is used in the treatment of cancer. The Company recognizes revenue once an order has been received and shipped to the customer. Prepayments, if any, received from customers prior to the time that products are shipped are recorded as deferred revenue. In these cases, when the related products are shipped, the amount recorded as deferred revenue is recognized as revenue. The Company accrues for sales returns and other allowances at the time of shipment.

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

Earnings per share - Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. For the periods ended September 30, 2005 and 2004, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented, and is computed on the basis of the weighted-average number of common shares outstanding during the period presented. At September 30, 2005, the Company had 1,260,732 shares of preferred stock which are exchangeable, on a one-to-one basis, with common stock, debentures which could be converted into 995,882 shares of common stock, options and warrants to purchase 2,939,682 shares of common stock, and warrants to purchase 224,305 shares of preferred stock (which could be exchanged to common stock) issued and outstanding. If the Company had been profitable as of the end of the period, these 5,420,601 shares of common stock that are issuable upon conversion, exercise or exchange of the debentures, options, warrants, and preferred stock would have been included in a separate calculation for diluted EPS.

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

NOTE 4 - GOING CONCERN:

The financial statements have been prepared assuming that the Company will continue as a going concern. Certain conditions indicate that the Company may be unable to continue as a going concern. These conditions include the Company’s cash balance of $211,642 at September 30, 2005, coupled with the cash expenditure rate of approximately $500,000 per month. Management has implemented plans to obtain additional cash for the Company (see Note 6). However, there is no assurance these plans will be successful in providing the Company with the cash it needs on a timely basis through the end of the current fiscal year. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 5 -AMENDMENT OF PRIOR FILINGS:

This consolidated financial report as of, and for the three months ended September 30, 2005 replaces the previous report filed on Form 10-QSB on November 21, 2005. The Company previously used the historical financial statements of IsoRay, Inc. (formerly Century Park Pictures Corporation) to compare to the current financial statements. The SEC requested these comparative historical statements be replaced by historical statements of IsoRay Medical, Inc., the accounting acquirer to the merger between IsoRay, Inc. and IsoRay Medical, Inc., completed on July 28, 2005. No changes are made to the balance sheet of September 30, 2005 or the statements of operations and cash flows for the three months then ended. Only the comparative historical information has changed, and as appropriate, changes were made in the Management’s Discussion and Analysis of Financial Condition and Results of Operations as they make comparisons to the newly replaced historical financial statements.

NOTE 6 - SUBSEQUENT EVENTS:

On October 14, 2005, a shareholder provided the Company a short-term loan in the amount of $250,000. This note bears interest at ten percent and matures on December 1, 2005. In connection with the loan, the Company granted a warrant to purchase 12,500 shares of common stock at an aggregate exercise price of $10 per share.

On October 17, 2005, the Company commenced an offering of Investment Units (“Units”) for sale, pursuant to a Private Placement Offering (the “Offering”). The Offering consists of a maximum of 200 Units, each Unit consisting of 5,000 shares of common stock and a warrant to purchase 5,000 shares of common stock at an exercise price of $6.00 per share. This maximum can be increased, at the sole discretion of the Company, to a maximum of 300 Units. The Units are being sold for $20,000 per Unit, and as of November 11, 2005, a total of 51.1 Units had been sold for $1,022,000.

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

Results of Operations.

Three month periods ended September 30, 2005 and 2004.

Revenues. During the three months ended September 30, 2005, the Company generated $210,915 in sales of its 131Cs seed. IsoRay Medical, Inc. began sales of its 131Cs seed on October 26, 2004 with one medical center customer. We began the three month period ended September 30, 2005 with seven customers who had ordered the 131Cs seed from us. At November 11, 2005 the number of medical center customers who have ordered the 131Cs seed had grown to thirteen. We believe revenue in the subsequent period should reflect this growth in customers. The Company had no sales in the three months ended September 30, 2004, as sales of the Company’s initial product commenced in October, 2004.

Gross loss. Gross loss was $509,251 for the three months ended September 30, 2005. Of the cost of product sales of $720,166, approximately $235,000 was paid to Pacific Northwest National Laboratory (PNNL) for use of their facilities and personnel, which are provided under contract in support of our current production. In the three-month period, we also recorded approximately $28,000 in depreciation expense of tenant improvements we made to the production facilities at PNNL prior to inception of production. The tenant improvements will be fully depreciated in the three-month period ending December 31, 2005, and no further PNNL tenant improvement depreciation will be recorded after that time. Additionally, in the three month period ended September 30, 2005, we spent in excess of $100,000 for production materials and small tools, none of which individually exceeded the $2,500 threshold we use in determining whether to capitalize production equipment. These materials and small tools are needed to commence production in our independent production facility, PEcoS-IsoRay Radiological Laboratory (PIRL). Most are long-lived items, and will not need replacing in the current fiscal year. The $720,166 cost of product sales for the period also includes approximately $7,750 for accrued vacation expense for production personnel. We anticipate moving production operations to our independent production facility PIRL in the three-month period ending December 31, 2005, and once production operations are transitioned from PNNL to PIRL we will no longer have expenses for use of PNNL facilities and personnel. As sales had not yet commenced as of September 30, 2004, no gross margin was realized.

Research and development. Research and development expenses for the three-month period ended September 30, 2005 were approximately $25,782. Of this amount, $3,200 was paid in conjunction with development of a protocol study on the results of 100 patients included in the protocol. The balance was paid for on-going research and development on the yttrium-90 project. Research and development costs for the three months ended September 30, 2005 increased over the comparable three months ended September 30, 2004 by $10,267, or 66%.

Sales and marketing expenses. Sales and marketing expenses were $315,039 for the three-month period ended September 30, 2005. Of this amount, approximately $219,000 was paid for wages, including payroll-related taxes, travel, office and other support expenses on behalf of our sales and marketing and customer service staff, and includes an estimate of $4,750 for accrued vacation expense for sales and marketing and customer service personnel. The balance was spent on advertising, market research, and trade shows and conferences. Sales and marketing costs for the three months ended September 30, 2005 increased over the comparable three months ended September 30, 2004 by $253,946 or 416%.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2005 amounted to $960,949. During this period, and in conjunction with the merger of the Company and IsoRay Medical, we recognized a one-time compensation expense of $330,000, representing the value of 200,000 shares of IsoRay Medical common stock issued to an individual as a finder’s fee. The valuation was based on the most recent sales of IsoRay Medical common stock in conjunction with a Private Placement Memorandum which commenced in October, 2004. In the three month period ended September 30, 2005, these 200,000 shares of IsoRay Medical were canceled and replaced pursuant to the merger agreement of May 27, 2005 with 168,472 shares of IsoRay, Inc. common stock. Approximately $255,000 was paid in wages and related benefits and taxes during the period. Legal expenses were approximately $161,000 for the period, and included approximately $56,000 spent in conjunction with a successful out-of-court settlement of an employment dispute initiated by a competitor company, whose employee we recently recruited. General and administrative expenses for the period also included an estimate of approximately of $12,500 for accrued vacation expense. General and administrative expenses for the three months ended September 30, 2005 increased over the comparable three months ended September 30, 2004 by $347,233, or 57%.

Operating loss. In the quarter ended September 30, 2005, the Company had an operating loss of $1,811,021. This was an increased loss of $1,120,697, or 163%, over the comparable three month period ended September 30, 2004.

Non-operating income (expense). During the three-month period ended September 30, 2005, the Company earned $6,959 interest income on funds held in certain near-liquid accounts. During this period, financing expense was $155,628. Of this amount, approximately $104,000 was paid as interest on loans, notes and convertible debentures outstanding. The balance of the financing expense was amortization of pre-paid financing expense, primarily the January 2005 issuance of common stock to guarantors of certain loans made to the Company, and commissions and legal costs paid in conjunction with the issuance of convertible debentures. Total non-operating expense was $148,669 for the three month period ended September 30, 2005, an increase of $140,069 or 1,629% over the comparable three month period ended September 30, 2004.

Net loss. Net loss for the three month period ended September 30, 2005 was $1,959,690, an increase of $1,260,766 or 180% over the comparable three month period ended September 30, 2004.

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

Dated: May 12, 2006

ISORAY, INC., a Minnesota corporation By /s/ Roger E. Girard Roger E. Girard, Chief Executive Officer By /s/ Michael K. Dunlop Michael K. Dunlop, Chief Financial Officer