Form 10QSB
period 2006-03-31
IsoRay, Inc.
filed 2006-05-22
CIK 728387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report of Small Business Issuers under Section 13 or 15(d) of the Securities Exchange Act of
1934 for the quarterly period ended March 31, 2006

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

The registrant is not a shell company (as defined in Rule 12b-2 of the Exchange Act).

Number of shares outstanding of each of the issuer's classes of common equity:
Class	Outstanding as of May 17, 2006
Common stock, $0.001 par value	14,722,686
The issuer is not using the Transitional Small Business Disclosure format.

ISORAY, INC.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

IsoRay, Inc. and Subsidiary
Consolidated Balance Sheets

	(Unaudited) March 31, 2006	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$2,472,218	$1,653,144
Accounts receivable, net	593,310	49,969
Inventory	311,340	81,926
Prepaid expenses	174,999	181,266
Total current assets	3,551,867	1,966,305
Fixed assets, net of accumulated depreciation and amortization	1,575,040	842,323
Other assets, net of accumulated amortization	960,936	793,756
Total assets	$6,087,843	$3,602,384

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$392,383	$695,588
Accrued payroll and related taxes	286,692	157,924
Accrued interest payable	-	41,325
Notes payable, due within one year	44,992	43,116
Capital lease obligations, due within one year	181,185	9,604
Total current liabilities	905,252	947,557
Notes payable, due after one year	275,333	562,224
Capital lease obligations, due after one year	240,257	19,584
Convertible debentures payable, due after one year	455,000	3,587,875
Total liabilities	1,875,842	5,117,240
Shareholders' equity (deficit):
Preferred stock, $.001 par value; 6,000,000 shares authorized:
Series A: 1,000,000 shares allocated; no shares issued and outstanding	-	-
Series B: 5,000,000 shares allocated; 181,248 and 1,588,589 shares issued
and outstanding	181	1,589
Common stock, $.001 par value; 194,000,000 shares authorized; 14,716,653
and 7,317,073 shares issued and outstanding	14,716	7,317
Subscriptions receivable	(6,227,067)	-
Additional paid-in capital	21,351,085	3,804,369
Accumulated deficit	(10,926,914)	(5,328,131)
Total shareholders' equity (deficit)	4,212,001	(1,514,856)
Total liabilities and shareholders' equity (deficit)	$6,087,843	$3,602,384

IsoRay, Inc. and Subsidiary
Consolidated Statements of Operations
Three and Nine Months Ended March 31, 2006 and 2005 (Unaudited)

	For the three months ended		For the nine months ended
	March 31,	March 31,	March 31,	March 31,
	2006	2005	2006	2005
Product sales	$479,225	$50,565	$1,176,387	$74,735
Cost of product sales	791,457	571,872	2,427,897	958,923
Gross profit (loss)	(312,232)	(521,307)	(1,251,510)	(884,188)
Operating expenses:
Research and development	86,194	30,030	208,813	58,061
Sales and marketing expenses	325,858	25,220	981,429	420,762
General and administrative expenses	738,494	41,924	2,374,887	806,042
Total operating expenses	1,150,546	97,174	3,565,129	1,284,865
Operating loss	(1,462,778)	(618,481)	(4,816,639)	(2,169,053)
Non-operating income (expense):
Interest income	25,472	234	35,624	529
Financing expense	(81,149)	(37,496)	(432,257)	(58,285)
Loss on disposal of fixed assets	-	(68,571)	-	(120,890)
Debt conversion expense	(141,414)	-	(385,511)	-
Non-operating income (expense), net	(197,091)	(105,833)	(782,144)	(178,646)
Net loss	$(1,659,869)	$(724,314)	$(5,598,783)	$(2,347,699)
Basic net loss per weighted-average share of common stock	$(0.11)	$(0.10)	$(0.49)	$(0.36)
Basic weighted average shares outstanding	14,567,672	7,193,735	11,502,400	6,509,762

IsoRay, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Nine Months Ended March 31, 2006 and 2005 (Unaudited)

	For the nine months ended
	March 31,	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,598,783)	$(2,347,699)
Adjustments to reconcile net loss to net cash used by operating activities:
activities:
Depreciation and amortization of fixed assets	174,751	98,824
Amortization of deferred financing costs and other assets	185,634	-
Loss on disposal of fixed assets	-	120,890
Compensation recorded in connection with issuance of common stock	355,000	-
Rent expense paid by issuance of common stock	60,018	-
Repair and maintenance expense paid by issuance of common stock	14,752	-
Debt conversion expense	385,511	-
Changes in operating assets and liabilities:
Accounts receivable, net	(543,341)	(21,238)
Inventory	(229,414)	19,451
Prepaid expenses	66,285	(436,282)
Accounts payable	(324,560)	450,751
Accrued payroll and related taxes	128,768	114,553
Accrued interest payable	(41,325)	-
Net cash used by operating activities	(5,366,704)	(2,000,750)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(376,549)	(112,127)
Additions to other assets	(352,815)	(100,072)
Net cash used by investing activities	(729,364)	(212,199)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on bank line of credit	-	200,000
Borrowings under notes payable	450,000	280,000
Proceeds from sales of convertible debentures payable	550,000	495,000
Principal payments on notes payable	(689,331)	(6,946)
Principal payments on capital lease obligations	(113,417)	(122)
Proceeds for sales of shares for cash pursuant to private placements,
net of offering costs	6,518,773	1,399,964
Payments to common and preferred shareholders in lieu of issuing
fractional shares	(734)	(100)
Proceeds from cash sales of common stock, pursuant to exercise of warrants	56,936	-
Proceeds from cash sales of common stock, pursuant to exercise of options	110,058	-
Net cash provided by financing activities	6,882,285	2,367,796
Net increase (decrease) in cash and cash equivalents	786,217	154,847
Cash and cash equivalents, beginning of period	1,686,001	100
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,472,218	$154,947
Supplemental disclosures of cash flow information:
Cash paid for interest	$318,173	$33,312
Non-cash investing and financing activities:
Exchange of convertible debentures payable for shares of common stock	$3,682,875	$-
Fixed assets acquired by capital lease obligations	$505,671	$25,559
Issuance of common shares as compensation for guarantee of debt	$-	$348,381
Issuance of common shares as partial payment for production equipment	$25,248	$50,000
Issuance of common shares as partial payment of notes payable	$45,684	$-
Prepaid rent paid by issuance of common stock	$120,036	$-

NOTE 1— ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization:

The accompanying consolidated financial statements are those of IsoRay, Inc. (“the Company”), formerly known as Century Park Pictures Corporation, and its subsidiary operating company, IsoRay Medical, Inc. (“IsoRay Medical”). Both companies are headquartered in Richland, Washington.

The accompanying consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of June 30, 2005, and for the nine months then ended, as contained in the Company’s transitional report on Form 10-KSB filed on October 11, 2005, as amended, and with the audited financial statements of IsoRay Medical as of June 30, 2005 and 2004, and for the years then ended, filed on Form 8-K on November 3, 2005.

Segment Reporting and Major Customers:

IsoRay Medical operates in a single segment: isotope-based medical devices. IsoRay Medical began production and sales of its initial FDA approved product, the IsoRay 131Cs brachytherapy seed, in October 2004 for the treatment of prostate cancer. Sales of the 131Cs brachytherapy seed comprise all operating revenues of the combined companies. Three customers individually comprised more than 10% of product sales for the three month period ended March 31, 2006: Community Hospital of Los Gatos, CA, Eisenhower Medical Center, Rancho Mirage, CA, and Mills Peninsula Health Services, San Mateo, CA .

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

Basis of consolidation - The accompanying unaudited consolidated financial statements reflect the balance sheets of IsoRay, Inc. and its subsidiary as of March 31, 2006, and the results of operation and statements of cash flows for the three and nine months then ended net of all adjustments for inter-company transactions.

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

Cash and cash equivalents - Such assets consist of demand deposits, including interest-bearing money market accounts, held in one financial institution. These amounts are potentially subject to concentration of credit risk. The accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At March 31, 2006, uninsured cash balances totaled approximately $2,400,000.

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

Revenue for the three and nine months ended March 31, 2006 was derived solely from sales of the 131Cs brachytherapy seed, which is used in the treatment of cancer. The Company recognizes revenue once an order has been received and shipped to the customer. Prepayments, if any, received from customers prior to the time that products are shipped are recorded as deferred revenue. In these cases, when the related products are shipped, the amount recorded as deferred revenue is recognized as revenue. The Company accrues for sales returns and other allowances at the time of shipment.

Stock-based compensation - The Company currently provides stock-based compensation under two equity incentive plans approved by the Board of Directors on July 28, 2005: the Amended And Restated 2005 Employee Stock Option Plan, and the Amended and Restated 2005 Stock Option Plan. As of March 31, 2006, there were 3,050,983 options to purchase common stock issued and approximately 749,000 options remaining available for issuance under the Company’s equity incentive plans. Under the terms of the two plans, stock option grants are required to be granted with an exercise price equal to the market value of the underlying Company common stock at the date of grant. Options granted expire ten years after the grant date, and have various vesting periods.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“FAS 148”), which amends Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). FAS 148 requires companies to provide expanded footnote disclosures regarding stock-based expense, but still allows companies to retain the approach set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), provided that expanded footnote disclosure is presented. As of March 31, 2006, the Company had not yet adopted the fair value method of accounting for stock-based compensation under SFAS No. 123, and accounts for stock-based compensation for employees under APB 25. No compensation expense was recognized in net earnings, as all options had an exercise price equal to, or above, the market value of the common stock on the date of grant. In accordance with SFAS No. 148, the following table presents the effect on net earnings and net earnings per share had compensation cost of the Company’s stock plans been determined consistent with fair valuation rather than intrinsic valuation:

	For the three months ended		For the nine months ended
	March 31,	March 31,	March 31,	March 31,
	2006	2005	2006	2005
Net loss, as reported	$(1,659,869)	$(724,314)	$(5,598,783)	$(2,347,699)
Less: Stock-based compensation expense determined
under fair value method for all stock options, net of
related tax benefit	(180,000)	-	(336,000)	-
Profoma net loss	$(1,839,869)	$(724,314)	$(5,934,783)	$(2,347,699)
Basic net loss per common share:
As reported	$(0.11)	$(0.10)	$(0.49)	$(0.36)
Proforma	$(0.13)	$(0.10)	$(0.52)	$(0.36)

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

Earnings per share - Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. For the periods ended March 31, 2006 and 2005, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented, and is computed on the basis of the weighted-average number of common shares outstanding during the period presented. At March 31, 2006, the Company had 181,248 shares of preferred stock which are exchangeable, on a one-to-one basis, with common stock; debentures which could be converted into 109,638 shares of common stock; options and warrants to purchase 5,981,519 shares of common stock; and warrants to purchase 34,836 shares of preferred stock (which could be exchanged to common stock) issued and outstanding. If the Company had been profitable as of the end of the period, these 6,263,711 shares of common stock that are issuable upon conversion, exercise or exchange of the debentures, options, warrants, and preferred stock would have been included in a separate calculation for diluted EPS.

NOTE 2 -RELATED PARTY TRANSACTIONS:

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

Mr. Boatwright is a member of Keller Rohrback, PLC, which provides legal services to the Company and IsoRay Medical. Fees for legal services of approximately $126,300 and $363,200 have been included in expense for the three and nine months ended March 31, 2006, respectively.

NOTE 3 - INCOME TAX:

As of March 31, 2006, the deferred tax asset related to the Company’s net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have limited net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of the July 28, 2005 merger which involved a change in control of more than 50 percentage points of the issued and outstanding securities of the Company.

NOTE 4 - GOING CONCERN:

The financial statements have been prepared assuming that the Company will continue as a going concern. Certain conditions indicate substantial doubt that the Company will continue as a going concern. These conditions include the Company’s cash balance of $2,465,703 at March 31, 2006, coupled with its cash expenditure rate of approximately $630,000 per month, excluding capital items that have recently been approximately $50,000 per month. Management continues to seek opportunities to obtain additional cash for the Company, and past attempts have been successful. However, although management believes the Company has enough cash on hand to continue operations until the end of the fiscal year, there is no assurance future plans will be successful in providing the Company with the cash it needs on a timely basis to support operations until it reaches profitability. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 5 - CONTINGENCIES:

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

NOTE 6 - INDUCEMENT TO CONVERT DEBENTURES:

On December 13, 2005, the Board of Directors announced a short-term conversion inducement to current holders of IsoRay Medical, Inc. convertible debentures, originally issued in conjunction with the January 31, 2005 Private Placement Offering. Holders were permitted two conversion options: 1) convert under the original terms of the debenture to the Company’s common stock at a $4.15 conversion price, and register the newly issued shares in the Form SB-2 Registration Statement filed with the SEC on November 10, 2005, or 2) convert under terms essentially identical to those offered to purchasers of Units in the Offering of October 17, 2005: a $4.00 conversion price and one callable warrant to purchase one share of the Company's common stock at an exercise price of $6.00 per share for each share issued upon conversion (waiving registration rights for approximately one year). As of March 31, 2006, holders of $3,682,875 of debentures had converted to common stock of the Company responding to the inducement of the second exercise method described above. As of March 31, 2006, the Company had issued 911,276 shares of common stock (including approximately 23,840 incremental shares not previously available to holders of debentures under the original terms), and 659,469 warrants to purchase shares of common, exercisable at $6.00 per share. As of March 31, 2006, the Company recognized $385,511 in non-cash short-term inducement expense, in accordance with FASB Statement of Financial Accounting Standards No. 84.

NOTE 7 -SUBSCRIPTIONS RECEIVABLE:

On December 7, 2005, the Company entered into a SICAV ONE Securities Purchase Agreement and a SICAV TWO Securities Purchase Agreement (collectively, the "Purchase Agreements") with Mercatus & Partners, Limited, a United Kingdom private limited company ("Mercatus"). The Purchase Agreements permitted Mercatus to purchase 1,778,146 shares of the Registrant's common stock at a purchase price of $3.502 per share subject to receipt of funding. On May 18, 2006, the Company requested immediate return of the certificates representing all shares of common stock to which Mercatus had previously subscribed in accordance with the terms of the Purchase Agreements. The Agreements call for return of certificates within ten days if funding is not received within two days of receipt of the notice.

NOTE 8 - EQUITY OFFERINGS:

On January 30, 2006 the Company closed an offering of Investment Units (“Units”) for sale, pursuant to a Private Placement Offering (the “Offering”) of October 17, 2005. The Offering consisted of a maximum of 200 Units, each Unit consisting of 5,000 shares of common stock and a warrant to purchase 5,000 shares of common stock at an exercise price of $6.00 per share. This maximum was increased, pursuant to the terms of the Offering, at the sole discretion of the Company, to a maximum of 300 Units. The Units were sold for $20,000 per Unit. The $6,000,000 maximum amount was fully subscribed as of January 30, 2006.

On February 1, 2006 the Company commenced an offering of Investment Units (“Units”) for sale, pursuant to a Private Placement Offering (the “New Offering”) of February 1, 2006. The New Offering consisted of a maximum of 89 Units, each Unit consisting of 5,000 shares of common stock and a warrant to purchase 5,000 shares of common stock at an exercise price of $6.50 per share. The Units were being sold for $22,500 per Unit. The Company closed this offering on February 24, 2006. As of March 31, 2006, approximately $1.2 million had been raised under the New Offering.

NOTE 9 - SUBSEQUENT EVENTS:

On April 4, 2006, the Board of Directors granted 50,000 options to purchase common stock to each of its newly added independent Directors: Albert Smith and Dwight Babcock. The requisite Form 4 has been filed with the SEC for each grantee.

On April 14, 2006, the Company retired notes payable of $71,001 with a cash payment.

On April 18, 2006, IsoRay Medical, Inc. hired Jonathan Hunt as corporate controller. Filling this staff position is a partial fulfillment of our commitment to remediate one of the material weaknesses in our internal financial controls (See Item 3).

On April 27, 2006, with a cash payment of $30,645, which included interest accrued through that date, the Company retired the balance outstanding on the $50,000 Columbia River Bank equipment loan.

On May 18, 2006, the Company requested immediate return of the certificates representing all shares of common stock to which Mercatus previously subscribed in accordance with the Purchase Agreements. In future periods, this will have the effect of reducing the number of common shares issued and outstanding by approximately 1,778,150 shares, and on subsequent balance sheets, reduce the Subscriptions Receivable contra-equity account by $6,227,067, reduce the Common stock account by 1,778, and reduce the Additional paid-in capital account by $6,225,289.

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

The physical characteristics of the Cesium-131 (Cs-131 or 131Cs) isotope are expected to decrease radiation exposure to the patient and reduce the severity and duration of side effects, while treating cancer cells as effectively, if not more so than other isotopes used in seed brachytherapy. Cesium-131 could also enable meaningful penetration in other solid tumor applications such as breast, lung, liver, brain and pancreatic cancer, expanding the total available market opportunity. The second radioisotope, Yttrium-90 (Y-90 or 90Y), is currently being used in the treatment of non-Hodgkin’s lymphoma and is in clinical trials for other applications, including brachytherapy. Other manufacturers have received FDA approval for 90Y and IsoRay Medical believes initial production will not require clinical trials or an extensive FDA application process. Production is expected to begin in 2006.

Brachytherapy seeds are small devices used in an internal radiation therapy procedure. In recent years the procedure has become one of the primary treatments for prostate cancer and is now used more often than surgical removal of the prostate. In the brachytherapy procedure places radioactive seeds are placed directly in or near the cancerous tumor (the word “brachytherapy” means close therapy). The seeds deliver therapeutic radiation thereby killing the tumor cells and cells in the immediate vicinity of the tumor while minimizing exposure to adjacent healthy tissue. This allows doctors to administer a higher dose of radiation to the tumor than with other therapies.. Approximately 85 to 135 seeds are permanently implanted in the prostate during a 45-minute outpatient procedure. The radioisotope is sealed within a welded titanium capsule. The isotope decays over time and the seeds become inert. The seeds may be used as a primary treatment or, in conjunction with other treatment modalities such as external beam radiation therapy, chemotherapy, or as treatment for residual disease after excision of primary tumors.

Management believes that the IsoRay 131Cs seed represents the first major advancement in brachytherapy technology in over 18 years with attributes that could make it the long term “seed of choice” for internal radiation procedures. The 131Cs seed has FDA approval for treatment of malignant disease (e.g., cancers of the head and neck, brain, liver, lung, breast, prostate, etc.) and may be used in surface, interstitial, and intracavity applications for tumors with known radiosensitivity.

IsoRay was incorporated under Minnesota law in 1983 as Century Park Pictures Corporation. Since 1998 and until our recent merger with IsoRay Medical, we had no significant operations. On July 28, 2005, our subsidiary, Century Park Transitory Subsidiary, Inc. merged into IsoRay Medical, Inc., making IsoRay Medical our wholly-owned subsidiary.

Results of Operations.

Three and nine month periods ended March 31, 2006 and 2005.

Revenues. During the three month period ended March 31, 2006, the Company generated $479,225 in sales of its 131Cs seed. This represents an increase of $428,660 over sales in the three months ended March 31, 2005 (the “Prior Quarter”) of $50,565. Sales for the nine month period ended March 31, 2006 were $1,176,387. This represents an increase of $1,101,652 over sales in the nine month period ended March 31, 2005. IsoRay Medical began sales of its 131Cs seed on October 26, 2004 with one medical center customer. By March 31, 2006 the number of medical center customers who have ordered the 131Cs seed had grown to 21. Although sales in the three month period ended March 31, 2006 were largely unchanged from sales levels in the previous quarter, sales in the most recent quarter included no sales to Chicago Prostate Cancer Center (“CPCC”), whose orders comprised a significant portion of total sales in the three month period ended December 31, 2005. However, the expansion of our customer base during the most recent quarter provided additional new customers whose orders essentially maintained the sales levels of the previous quarter.

On January 5, 2006, IsoRay Medical was notified by one of its primary customers, Chicago Prostate Cancer Center (“CPCC”), that it would no longer accept 131Cs products from the radiopharmacy exclusively used by IsoRay Medical at that time due to quality control concerns. The role of the radiopharmacy is to provide third party assay, preloading, and sterilization of the 131Cs seeds which are then shipped directly to customers for use in patient implants. IsoRay immediately began working to bring these functions in house. On March 28, 2006, following commencement of operations of the Company’s pre-load department, which performs third party assay, preloading and sterilization of the 131Cs seeds, CPCC resumed ordering from us. Initial shipments of 131Cs seeds, custom-loaded to this customer’s specifications, met the quality control guidelines established by CPCC. Although the temporary three month’s suspension of seed orders by CPCC has had a negative impact on revenue in the past quarter, the Company’s management believes any long-term impact will be nominal. With the resumption of orders by CPCC, added to the increasing customer base, management believes sales for the following quarters will increase.

Gross loss.   Gross loss was $312,232 for the three month period ended March 31, 2006.  This represents an improvement of $209,075, or 40% over the Prior Quarter’s gross loss of $521,307.  Gross loss was $1,251,510 for the nine month period ended March 31, 2006. This represents an increased loss of $367,322 over the gross loss of $884,188 for the nine month period ended March 31, 2005. Cost of products sold was $791,457 for the three month period ended March 31, 2006.  Components of this cost include charges from Pacific Northwest National Laboratories of approximately $200,000 for ancillary manufacturing services, which terminated in January 2006, waste disposal, testing and sample analysis and assay and technical services; approximately $256,000 in wages, benefits and related taxes, approximately $208,000 in direct and indirect materials, and the balance of approximately $127,000 in overhead expenses. This was an increase in cost of products sold of $219,585 or 38% more than the Prior Quarter. Cost of products sold for the nine month period ended March 31, 2006 was $2,427,897. This was an increase in cost of products sold of $1,468,974 over the nine month period ended March 31, 2005. Increased costs in the three and nine month periods are generally attributable to the Company’s increased selling activity during the nine month period ended March 31, 2006.

Research and development. Research and development expenses for the three month period ended March 31, 2006 were $86,194. This represents an increased expenditure of $56,164, or a 187% increase over the Prior Quarter’s expense of $30,030. Research and development expenses for the nine month period ended March 31, 2006 were $208,813 or an increase of $150,752 over the nine month period ended March 31, 2005. Of this amount, $86,700 was paid in conjunction with an ongoing protocol study on the results of 100 patients who have recently been implanted, or will be implanted in the near future, with the Company’s 131Cs brachytherapy seed.

Sales and marketing expenses. Sales and marketing expenses were $325,858 for the three-month period ended March 31, 2006. This represents an increase of $300,638 compared to the Prior Quarter’s expenditure of $25,220 for sales and marketing. Of the $325,858, approximately $237,883 was paid for wages, including payroll-related taxes, travel, office and other support expenses on behalf of our sales and marketing and customer service staff. The balance was spent on advertising, market research, and trade shows and conferences. Sales and marketing expense for the nine month period ended March 31, 2006 was $981,429. This represents an increase of 560,667 or 133% compared to the nine month period ended March 31, 2005 expenditures of $420,762. These increases have occurred as the Company has hired more sales staff and incurred more marketing expenditures since October 2004 when we began selling our product.

General and administrative expenses. General and administrative expenses for the three month period ended March 31, 2006 amounted to $738,494. This represents an increase of $696,570 in comparison to the Prior Quarter’s expense of $41,924. General and administrative expenses for the nine month period ended March 31, 2006 were $2,374,887. This is an increase of $1,568,845 over the nine month period ended March 31, 2005, during which general and administrative expense was $806,042. The increases over the prior periods are due to supporting the Company’s increased manufacturing and sales activities. These activities have increased as the Company has only been manufacturing and selling its product since October 2004.

Operating (loss). Due to our significant research and development expenditures, additional responsibilities as a reporting company, rapid structural growth, and nominal product revenues, we have not been profitable, and have generated operating losses since our inception. In the three month period ended March 31, 2006, the Company had an operating loss of $1,462,778. This represents an increased loss of $844,297 or 137%, in comparison with the Prior Quarter’s operating loss of $618,481. Operating loss for the nine month period ended March 31, 2006 was $4,816,639. Operating loss for the nine month period ended March 31, 2005 was $2,169,053.

Non-operating income (expense). Total non-operating income (expense) was $(197,091) for the three month period ended March 31, 2006. This represents an increase in net expense of $91,258 or 86% over the Prior Quarter’s non-operating income (expense) of $(105,833). This decrease in non-operating income (expense) was largely due to a debt conversion expense of $141,414 (see Note 6) The Company earned $25,472 of interest income on funds held in certain near-liquid accounts. This was $25,238 more than the Prior Quarter’s interest income of $234. During this period, financing expense was $81,149, or an increased expense of $43,653 or 116% over the Prior Quarter’s financing expense of $37,496. Of this amount, $29,376 was paid as interest on loans, notes and convertible debentures outstanding. The balance of the financing expense was amortization of pre-paid financing expense, primarily the January 2005 issuance of common stock to guarantors of certain loans made to the Company, and commissions and legal costs paid in conjunction with the issuance of convertible debentures. Total non-operating income (expense) for the nine month period ended March 31, 2006 was $(782,144) which represents an increase of $603,498 or 338% over the nine month period ended March 31, 2005. This increase is mainly due to the one-time recognition of expense associated with a short-term inducement to convert debentures (see Note 6) and an increase in financing expenses as noted above.

Liquidity and capital resources. At March 31, 2006, cash and cash equivalents amounted to $2,472,218. During the three months ended March 31, 2006, the Company issued 1,123,384 shares of common stock and granted an equal number of warrants to purchase shares of common stock pursuant to the October 17, 2005 and February 1, 2006 Offerings. This issuance of common stock provided the Company approximately $4,200,000, in cash, net of legal costs and commissions paid pursuant to the Offerings. Additionally, the Company issued 32,000 shares of common stock pursuant to the exercise of options to purchase common stock. This exercise of options provided the Company with $37,130.

On January 30, 2006, IsoRay closed a round of private financing under its October 17, 2005 private placement memorandum, as amended, which was fully sold at $6 million. In February, IsoRay commenced a new round of private financing under its February 1, 2006 private placement memorandum, and had raised approximately $1.2 million under that offering as of March 31, 2006.

The Company had approximately $1.2 million cash on hand as of May 17, 2006. As of that date the Company's monthly required cash operating expenditures were approximately $630,000, and capital expenditures were approximately $50,000. As of May 17, 2006, management believes that assuming expenditures continue at approximately the same monthly rate that the Company's cash on hand would fund operating expenditures through the end of the fiscal year, June 30, 2006.

Our growth plan for 2006 includes expanding sales to existing customers, continuing a trend that has improved starting in the second quarter of FY 2006; continuing to reduce the level of services provided by Pacific Northwest National Laboratory as equivalent company resources become available, which should decrease operating costs; enhancing efforts to reduce internal production costs; and expanding the base of suppliers of direct materials and value added services to direct materials.

On February 9, 2006, IsoRay signed a definitive license agreement with International Brachytherapy s.a. (“IBt”) covering North America and providing IsoRay with access to IBt’s fluid jet production process and its proprietary polymer seed technology for use in brachytherapy procedures using Cesium-131. IsoRay intends to apply for FDA approval for the use of IBt’s proprietary technology in tandem with IsoRay’s Cesium-131 proprietary technology following completion of initial milestones designed to determine whether the two technologies are compatible. This agreement required a cash outlay of approximately $225,000 in March 2006, which was paid. A second payment of $225,000 will be due in August 2006.

At March 31, 2006 IsoRay Medical had four outstanding loans. The first, from Tri-City Industrial Development Council, with an original principal amount of $40,000, was funded in 2001 and requires a final principal only payment of $10,000 in August 2006. It is non-interest bearing and unsecured. The second loan is from the Benton-Franklin Economic Development District in an original principal amount of $230,000 and was funded in December 2004. It bears interest at eight percent and has a sixty month term with a final balloon payment. As of March 31, 2006, the principal balance owed was $208,511. This loan is secured by certain equipment, materials and inventory of IsoRay Medical, and also required personal guarantees, for which the guarantors were issued approximately 70,455 shares of our common stock. The third loan is a revolving line of credit from Columbia River Bank, which provides credit in the amount of $375,000. It bears interest at a floating prime plus two percent rate, and is secured by certain accounts receivable and inventory and personal guarantees, for which the guarantors were issued approximately 107,401 shares of our common stock. As of March 31, 2006, there were no advances outstanding under the line of credit. The fourth loan is with Columbia River Bank in the amount of $150,000, of which $50,000 was funded as of October 31, 2005. This loan is to be used for equipment purchases only and is secured by the equipment purchased with the borrowed funds. It bears interest at seven percent for thirty-six months. As of March 31, 2006, the principal balance owed was approximately $30,813. This loan was retired subsequent to March 31, 2006 (See Note 9).

IsoRay Medical also had $455,000 in principal amount of convertible debentures outstanding as of March 31, 2006, which were issued between February and July 2005. These debentures could be converted into 127,711 shares of common stock at a conversion rate of $4.15 per share. Each debenture bears interest at an annual rate of eight percent (not compounded), and has a twenty-four month term with accrued interest paid quarterly.

IsoRay Medical also had $71,001 in principal amount of notes payable outstanding as of March 31, 2006, which were issued in a private placement to a predecessor IsoRay company between October 2003 and September 2004. Each note bears interest at an annual rate of ten percent (not compounded), and has a thirty-six month term with accrued interest paid quarterly. Subsequent to March 31, 20065 the Company retired these note payable obligations with part of the proceeds received from the New Offering of February 1, 2006 (See Note 9).

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

We expect to finance our future cash needs through the sale of equity securities, solicitation to warrant holders to exercise their warrants, and possibly strategic collaborations or debt financing or through other sources that may be dilutive to existing shareholders. If we need to raise additional money to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may not be able to market our products as planned or continue development and regulatory approval of our future products. If we raise additional funds through equity sales, these sales may be dilutive to existing investors, and we may decide to lower the exercise price of previously issued warrants.

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

•	Our independent accountants have expressed uncertainty about our ability to continue as a going concern.

•	Our revenues depend upon one product, our 131Cs brachytherapy seed, which is used to treat only one type of cancer as of the date of this report, although it is approved to treat any malignant tissue.

•	We have limited data on the clinical performance of the 131Cs seed.

•	We will need to raise additional capital to fund our operations until we reach profitability.

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

•	We have limited specific experience with the sales and marketing of the 131Cs seed.

•	We are subject to the risk that certain third parties may mishandle our product.

•	Our quarterly operating results will be subject to significant fluctuations.

•	We rely heavily on a limited number of suppliers.

•	We are subject to uncertainties regarding reimbursement for use of our product.

•	It is possible that other treatments may be deemed superior to brachytherapy for the treatment of cancer and if this were to occur, demand for our product would decline.

•	Our industry is intensely competitive.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2006. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the SEC under the Exchange Act. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedure is designed to provide a reasonable level of assurance that the objectives of the system will be met.

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

The size of the Company has previously prevented us from being able to employ sufficient resources at this time to enable us to have an adequate level of supervision and segregation of duties within our internal control system. Set forth below is a discussion of the significant internal control deficiencies that had not been remediated as of the end of the period covered by this report.

Lack of segregation of duties. Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of segregation of duties within our internal control system. There are one full-time and three part-time persons involved in processing of transactions. Therefore, it is difficult to effectively segregate accounting duties. While we strive to segregate duties as much as practicable, budgetary considerations have not previously allowed the additional of full time staff. As of May 1, 2006 we hired an experienced controller, but we believe additional staff is still needed, and we will continue in our attempt to add staff to allow for fuller segregation of duties, although there is no certainty additional staff can be successfully hired. As a result, this significant internal control deficiency had not been remediated as of the end of the period covered by this report, nor do we know if we will be able to remediate this weakness during the up coming quarter.

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

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

In the three month period ended March 31, 2006, the Company sold 268,889 shares of common stock pursuant to the February 1, 2006 Offering, in exchange for cash payments of $1,210,000 (less commissions of ten percent (10%) on securities placed by broker/dealers). This common stock was sold as part of a unit offering including one share of common stock and a callable warrant to purchase one share of common stock at $6.50 per share with a two-year term. These sales were made between February 1 and February 21, 2006, and were effected pursuant to the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and Section 4(2) of the Securities Act.

The Company also sold 1,500,000 shares of common stock pursuant to the October 17, 2005 Offering, in exchange for cash payments of $6,000,000 (less commissions of ten percent (10%) on securities placed by broker/dealers). This common stock was sold as part of a unit offering including one share of common stock and a callable warrant to purchase one share of common stock at $6.00 per share with a two-year term. These sales were made between October 20, 2005 and January 31, 2006 and were effected pursuant to the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and Section 4(2) of the Securities Act.

During the three month period ended March 31, 2006 the Company also issued 5,000 shares of common stock in exchange for consulting services by Rockberry LLC pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. In conjunction with this issuance, the company recognized $25,000 in compensation expense, which is included in statements of operations for the quarter.

On December 7, 2005, the Company entered into a SICAV ONE Securities Purchase Agreement and a SICAV TWO Securities Purchase Agreement (collectively, the “Purchase Agreements”) with Mercatus & Partners, Limited, a United Kingdom private limited company (“Mercatus”). The Purchase Agreements permitted Mercatus to purchase 1,778,146 shares of the Company’s common stock at a purchase price of $3.502 per share, or an aggregate payment of $6,227,067, subject to receipt of funding. This sale was effected pursuant to the exemption from registration provided by Regulation D promulgated under the Securities Act, and Section 4(2) of the Securities Act. On May 18, 2006, the Company requested that the certificates representing these shares be returned immediately. The agreement calls for a return within 10 days of request if funding is not received within two days of receipt of the notice.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

31.1     Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2     Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32         Section 1350 Certifications

(b)  Reports on Form 8-K:

On March 24, 2006, the Company filed a Current Report on Form 8-K announcing a licensing agreement with IBt, SA, a Belgium company ("IBt"), to use IBt’s proprietary "Ink Jet" production process for the formulation of a jetable fluid containing a radioisotope and its proprietary polymer based seed encapsulation technology for a fifteen year term.

On April 6, 2006, the Company filed a Current Report on Form 8-K announcing the expansion of the Board of Directors to seven members and appointing Albert Smith and Dwight Babcock as directors.

On May 2, 2006, the Company filed a Current Report on Form 8-K/A amending its March 26, 2006 Form 8-K filing.

On May 9, 2006, the Company filed a Current Report on Form 8-K providing notice that certain previously filed consolidated financial statements were to be restated.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 19, 2006

ISORAY, INC., a Minnesota corporation

	By	/s/ Roger E. Girard
Roger E. Girard, Chief Executive Officer

By	/s/ Michael K. Dunlop
Michael K. Dunlop, Chief Financial Officer