Form 10KSB/A
period 2005-06-30
IsoRay, Inc.
filed 2006-06-27
CIK 728387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-KSB/A
Amendment No. 2

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

10.23	SICAV ONE Securities Purchase Agreement, dated December 7, 2005, by and between IsoRay, Inc. and Mercatus & Partners, Ltd., incorporated by reference to the Form 8-K filed on December 12, 2005.
10.24	SICAV TWO Securities Purchase Agreement, dated December 7, 2005, by and between IsoRay, Inc. and Mercatus & Partners, Ltd., incorporated by reference to the Form 8-K filed on December 12, 2005.
10.25	Economic Development Agreement, dated December 14, 2005, by and between IsoRay, Inc. and the Pocatello Development Authority, incorporated by reference to the Form 8-K filed on December 20, 2005.
10.26	License Agreement, dated February 2, 2006, by and between IsoRay Medical, Inc. and IBt SA, incorporated by reference to the Form 8-K filed on March 24, 2006 (confidential treatment requested).
10.27	Benton Franklin Economic Development District Loan Covenant Waiver Letter, dated as of March 31, 2005, incorporated by reference to the Form SB-2/A3 filed on May 12, 2006.
10.28	Service Agreement between IsoRay, Inc. and Advanced Care Medical, Inc., dated March 1, 2006, incorporated by reference to the Form SB-2/A2 filed on April 27, 2006.
10.29	Business Loan Agreement between IsoRay Medical, Inc. and Columbia River Bank, dated March 1, 2006, incorporated by reference to the Form SB-2/A4 filed on May 26, 2006.
10.30	Letter from HAEIFC to IsoRay Medical, Inc. dated April 26, 2006, incorporated by reference to the Form SB-2/A5 filed on June 6, 2006.
10.31	Loan Agreement, dated June 15, 2006, by and between IsoRay Medical, Inc. and the Hanford Area Economic Investment Fund Committee, incorporated by reference to the Form 8-K filed on June 21, 2006.
10.32
Commercial Security Agreement, dated June 15, 2006, by and between IsoRay Medical, Inc. and the Hanford Area Economic Investment Fund Committee, incorporated by reference to the Form 8-K filed on June 21, 2006.

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

ISORAY, INC. (formerly Century Park Pictures Corporation)

Dated: June 26, 2006	By:	/s/ Roger E. Girard
Roger E. Girard
Chief Executive Officer

Dated: June 26, 2006	By:	/s/ Michael Dunlop
Michael Dunlop
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 26, 2006	By:	/s/ Roger E. Girard
Roger E. Girard
Chief Executive Officer

Dated: June 26, 2006	By:	/s/ Michael Dunlop
Michael Dunlop
Chief Financial Officer and Treasurer

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

/s/ S. W. Hatfield, CPA
S.W. HATFIELD, CPA

Dallas, Texas
September 16, 2005

IsoRay, Inc.
(formerly Century Park Pictures Corporation)
Balance Sheets
June 30, 2005, September 30, 2004 and 2003

	(Restated) June 30, 2005	September 30, 2004	September 30, 2003
Assets
Current Assets
Cash on hand and in bank	$32,587	$-	$-
Total current assets	32,587	-	-

Other Assets	-	926	926
Rent deposits

Total Assets	$32,587	$926	$926

Liabilities and Shareholders' Equity (Deficit)

Current Liabilities
Notes payable	$-	$-	$100,000
Accounts payable - trade	21,355	395	-
Accrued officer compensation	-	354,500	354,500
Accrued interest payable	-	-	73,714
Other accrued expenses	-	-	9,027
Advances from shareholder	-	37,744	27,887
Total current liabilities	21,355	392,639	565,128

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

IsoRay, Inc.
(formerly Century Park Pictures Corporation)
Statements of Operations and Comprehensive Loss
Nine months ended June 30, 2005 and
Years ended September 30, 2004 and 2003

	(Restated) Nine months ended June 30, 2005	(Restated) Year ended September 30, 2004	Year ended September 30, 2003

Revenues	$-	$-	$-

Expenses
General and administrative expenses	30,128	9,095	19,022
Statutory cancellation of notes payable and accrued interest	-	(86,956)	-
Total expenses	30,128	(77,861)	19,022

Income (Loss) from operations	(30,128)	77,861	(19,022)

Other Expense
Interest expense	-	(2,104)	(41,005)

Income (Loss) before provision for income taxes	(30,128)	75,757	(60,027)

Provision for income taxes	-	-	-

Net Income (Loss)	(30,128)	75,757	(60,027)

Other Comprehensive Income	-	-	-

Comprehensive Income (Loss)	$(30,128)	$75,757	$(60,027)

Income (Loss) per weighted-average share of common stock outstanding, computed on Net Loss - basic and fully diluted	$(0.01)	$(0.03)	$(0.07)

Weighted-average number of shares of common stock outstanding	2,429,027	2,360,690	804,619

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

IsoRay, Inc.
(formerly Century Park Pictures Corporation)
Statements of Cash Flows
Nine months ended June 30, 2005 and
Years ended September 30, 2004 and 2003

	(Restated) Nine months ended June 30, 2005	Year ended September 30, 2004	Year ended September 30, 2003

Cash Flows from Operating Activities
Net Income (Loss)	$(30,128)	$75,757	$(60,027)
Adjustments to reconcile net income to net cash provided by operating activities
Extinguishment of notes payable and accrued interest	-	(86,956)	-
Consulting fees paid with common stock	-	7,870	-
Contribution of interest expense related to suspended interest payable on notes payable	-	2,104	41,005
Increase (Decrease) in Accounts payable and other accrued expenses	(29,040)	(8,632)	-
Net cash used in operating activities	(59,168)	(9,857)	(19,022)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from sale of common stock	85,000	-	-
Funds advanced by officer/shareholder	6,735	9,857	19,022
Net cash provided by financing activities	91,755	9,857	19,022

Increase (Decrease) in Cash and Cash Equivalents	32,587	-	-

Cash and cash equivalents at beginning of period	-	-	-

Cash and cash equivalents at end of period	$32,587	$-	$-

Supplemental Disclosures of Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid (refunded)	$-	$-	$-

Supplemental Disclosure of Non-cash Investing and Financing Activities
Conversion of forgiven unpaid accrued officers compensation to accrued capital	$304,500	$-	$-
Conversion of advances from shareholder to contributed capital	$44,500	$-	$-

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

Note E - Correction of an Error and Financial Statement Restatement

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections(SFAS 145”). FAS 145 amended Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30), by deleting the phrase, “(1) Classifications of gains or losses from extinguishment of debt pursuant to paragraph 8 of FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt. In deleting this phrase, the FASB obviated the customary classification of material aggregations of extinguishment of debt as extraordinary items. However Paragraph 4 of the SFAS 145 Summary, leaves open the possibility of classifying the extinguishment of debt as an extraordinary item if these items meet the criteria in APB 30.

During the three-month period ended December 31, 2003, the Company was in the process of converting all outstanding debt into shares of the Company's common stock, and had continually attempted to contact specific noteholders. Certain specific noteholders were unresponsive to the Company's continued inquiries related to the conversion of the debts into common stock, as discussed in detail in the Company's contemporaneously filed financial statements, and the Company’s Board of Directors, relying on legal counsel, at the time, acted to create a “technical forgiveness” of the notes and accrued interest. It was the then-management's position and interpretation, after reviewing the requirements of both APB 30 and FAS 145 that the failure to timely convert or post a timely claim for repayment by these specific noteholders, with concurrence of the Company's then-legal counsel, and independent auditor, met both of the required criteria of “unusual nature” (it is extraordinary that a note holder

IsoRay, Inc.
(formerly Century Park Pictures Corporation)

Notes to Financial Statements - Continued

Note E - Correction of an Error and Financial Statement Restatement - Continued

would not respond to numerous requests to change the nature of an investment), and “infrequency of occurrence (as no similar event had occurred previously, and none has occurred subsequently, including the redirection of the Company with the July 28, 2005 aforementioned reverse merger transaction) and should be stated as an “extraordinary item.”

The SEC staff has taken recent exception to former management's interpretation, and requested reclassification of this item from “extraordinary item” to a component of operating income, and the Company is restating the accompanying financial statements to comply with that request.

Additionally, we have also revised our treatment of the forgiveness of debt owed to our former CEO in the amount of $304,500 revising it from a reduction of operating expenses to a contribution of capital.

The effect of any and all changes are reflected in the accompanying restated financial statements as of the respective date of the transaction and the effect of the corrections are summarized below by fiscal period and cumulatively.

	Nine months	Year	Year
	ended	ended	ended	Cumulative
	June 30,	September 30,	September 30,	effect of
	2005	2004	2003	changes
Net Income (Loss),
as previously reported	$274,372	$75,757	$(60,027)

Effect of the correction of an error
Reclassification of statutory
cancellation of notes payable
and accrued interest from
extraordinary item to
“ordinary” expense	-	-	-	-
Contribution of forgiven
accrued officer’s compensation
as contributed capital	(304,500)	-	-	(304,500)
Total effect of changes
on Income (Loss) from
Operations and Net
Income (Loss)	(304,500)	-	-	$(304,500)

Net Income (Loss), as restated	$(30,128)	$75,757	$(60,027)

IsoRay, Inc.
(formerly Century Park Pictures Corporation)

Notes to Financial Statements - Continued

Note E - Correction of an Error and Financial Statement Restatement - Continued

	Nine months	Year	Year
	ended	ended	ended	Cumulative
	June 30,	September 30,	September 30,	effect of
	2005	2004	2003	changes
Earnings per share,
as previously reported	$(0.11)	$0.03	$(0.07)

Total effect of changes	0.10	-	-

Earnings per share, as restated	$(0.01)	$0.03	$(0.07)

Note F - Fair Value of Financial Instruments

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

Note G - Notes Payable

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

Note H - Related Party Transactions

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

Note I - Income Taxes

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

Note I - Income Taxes - Continued

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

Note I - Income Taxes - Continued

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

Note J - Preferred Stock Transactions

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

Note J - Preferred Stock Transactions - Continued

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

 Note J - Preferred Stock Transactions - Continued

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

Note J - Preferred Stock Transactions - Continued

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

Note J - Preferred Stock Transactions - Continued

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

Note K - Common Stock Transactions

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

Note K - Common Stock Transactions - Continued

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

Note L - Commitments and Contingencies

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