Form 10KSB
period 2006-06-30
IsoRay, Inc.
filed 2006-09-28
CIK 728387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, d.c. 20549

FORM 10-KSB

☑	Annual Report of Small Business Issuers under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2006

or

☐	Transition Report of Small Business Issuers under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ____________

Commission File No. 000-14247

ISORAY, INC.
(Exact name of registrant as specified in its charter)

Minnesota (State of incorporation)	41-1458152 (I.R.S. Employer Identification No.)

350 Hills St., Suite 106 Richland, Washington 99354 (Address of principal executive offices)	(509) 375-1202 (Registrant’s telephone number)

Issuer's telephone number, including area code: (509) 375-1202

Securities registered under Section 12 (b) of the Exchange Act - None Securities registered under Section 12(g) of the Exchange Act - Common Stock - $0.001 par value

Number of shares outstanding of each of the issuer's classes of common equity:

Class	Outstanding as of September 15, 2006
Common stock, $0.001 par value	15,802,394

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

State issuer’s revenues for its most recent fiscal year - $1,994,306.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days - $44,717,880 as of September 15, 2006.

Documents incorporated by reference - none.

Transitional Small Business Disclosure Format : Yes  ☐ No ☒

ISORAY, INC.
(formerly Century Park Pictures Corporation)

Caution Regarding Forward-Looking Information

All statements contained in this Form 10-KSB, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect” and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under “Risk Factors” beginning on page 22 below that may cause actual results to differ materially.

Consequently, all of the forward-looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.

PART I

As used in this Form 10-KSB, unless the context requires otherwise, “we” or “us” or the “Company” means IsoRay, Inc. and its subsidiary.

ITEM 1 - DESCRIPTION OF BUSINESS

General

Century Park Pictures Corporation (“Century”) was organized under Minnesota law in 1983. Century had no operations since its fiscal year ended September 30, 1999 through June 30, 2005.

On July 28, 2005, IsoRay Medical, Inc. (“Medical”) became a wholly-owned subsidiary of Century pursuant to a merger. Century changed its name to IsoRay, Inc. (“IsoRay” or the “Company”). In the merger, the Medical stockholders received approximately 82% of the then outstanding securities of the Company.

Medical, a Delaware corporation, was incorporated effective June 15, 2004 to develop, manufacture and sell isotope-based medical products and devices for the treatment of cancer and other diseases. Medical is headquartered in Richland, Washington.

Medical was formed for the purpose of combining the operations of IsoRay, Inc. (a former Washington corporation) (“IsoRay (WA)”) and its subsidiary, IsoRay Products LLC, two companies that shared common ownership and management with Medical. Medical’s management initiated a merger transaction effective October 1, 2004, to combine operations.

Business Operations

Certain Defined Terms

The technical terms defined below are important to understand as they are used throughout this report and particularly in this discussion of the business of IsoRay. When used in this report, unless the context requires otherwise:

“Brachytherapy” refers to the process of placing therapeutic radiation sources in, or near, diseased tissue. Brachytherapy is derived from a Greek term meaning “short distance” therapy.

“Cesium-131”, “131Cs” or“Cs-131” is an isotope of the element Cesium that gives off low energy, “soft” x-rays as it decays. Cesium-131 decays to 50% of its original activity every 9.7 days, becoming essentially inert after 100 days.

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

“131Cs seed” is the name by which IsoRay’s first product, the Cesium-131-based brachytherapy seed, is currently known.

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

Overview

IsoRay intends to utilize its patented radioisotope technology, experienced chemists and engineers, and management team to create a major therapeutic medical isotope and medical device company with a goal of providing improved patient outcomes in the treatment of prostate cancer and other solid tumor cancers. IsoRay began production and sales of its Food and Drug Administration (“FDA”) cleared product, the IsoRay 131Cs brachytherapy seed, in October 2004 for the treatment of prostate cancer. Management believes its technology will allow it to capture a leadership position in an expanded brachytherapy market. The more clinically beneficial characteristics of the Cesium-131 (Cs-131 or 131Cs) isotope are expected to decrease radiation exposure to the patient and reduce the severity and duration of side effects, while treating cancer cells as effectively, if not more so than other isotopes used in seed brachytherapy. Cesium-131 could also enable meaningful penetration in other solid tumor applications such as breast, lung, liver, brain and pancreatic cancer, expanding the total available market opportunity.

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

The 131Cs isotope appears to have specific advantages for treating cancer over Iodine-125 (I-125 or 125I) and Palladium-103 (Pd-103 or 103Pd), the other isotopes commonly used in brachytherapy procedures. IsoRay believes that the short half-life and higher dose rate characteristics of 131Cs will expand industry applications and facilitate meaningful penetration into the treatment of other forms of cancer such as breast cancer. The shorter half-life of 9.7 days for 131Cs (versus 17 days for 103Pd and 60 days for 125I) mitigates negative effects of long radiation periods on healthy tissue and is believed to reduce the duration of certain side effects. The higher initial dose rate is believed to be more effective on fast growing cancers by aggressively attacking cancer cells and disrupting cancer cell re-population cycles. The characteristics of 131Cs may result in the use of 10-30% fewer seeds per procedure compared to Pd-103, thereby reducing the total physical radiation dose to the patient and reducing the costs of the procedure for both third-party payers and the patient.

IsoRay and its predecessor companies have accomplished the following key milestones:

•	Treated 500th patient (September 2006);
•	Opened a new manufacturing and production facility (October 2005);
•	Deployed a direct sales force to the market (July 2004 - July 2005);
•	Developed a treatment protocol for prostate cancer with a leading oncologist (January 2005);
•	Treated the first patient (October 2004);
•	Commenced production of the 131Cs seed (August 2004);
•	Filed five additional patent applications for the 131Cs process (November 2003 - August 2004);
•	Obtained a Nuclear Regulatory Commission Sealed Source and Device Registration required by the Washington State Department of Health and the FDA (September 2004);
•	Received a Radioactive Materials License from the Washington State Department of Health (July 2004);
•	Implemented an ISO-9000 Quality Management System and production operating procedures (under continuing development);
•
Signed a Commercial Work for Others Agreement between Battelle (manager of the Pacific Northwest National Laboratory or PNNL) and IsoRay, allowing initial production of seeds through 2006  at PNNL (April 2004);

•	Raised over $23.0 M in debt and equity funding (September 2003 - August 2006)
•	Obtained favorable Medicare reimbursement codes for the Cs-131 brachytherapy seed (November 2003);
•	Obtained FDA 510(k) approval to market the first product: the 131Cs brachytherapy seed (March 2003);

•
Completed initial radioactive seed production, design verification, computer modeling of the radiation profile, and actual dosimetric data compiled by the National Institute of Standards and Technology and PNNL (October 2002); and

•	Obtained initial patent for 131Cs isotope separation and purification (May 2000).

Industry Information

Incidence of Prostate Cancer

Excluding skin cancer, prostate cancer is the most common form of cancer, and the second leading cause of cancer deaths in men. The American Cancer Society estimated there will be about 234,460 new cases of prostate cancer diagnosed and an estimated 27,350 deaths associated with the disease in the United States during 2006. Because of early detection techniques (e.g., screening for prostate specific antigen, or PSA) approximately 70% (164,100) of these cases are potentially treatable with seed brachytherapy, when the cancers are still locally confined within the prostate.

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

Prostate cancer incidence and mortality increase with age. Prostate cancer is found most often in men who are over the age of 50. More than seven out of ten men diagnosed with prostate cancer are over the age of 65. According to the American Cancer Society, approximately one man in six will be diagnosed with prostate cancer during his lifetime.

In addition to age, other risk factors are linked to prostate cancer, such as genetics. Men who have relatives that have been affected, especially if the relatives were young at the time of diagnosis, have an even higher risk of contracting the disease. Researchers have discovered that changes in certain genes, influenced by DNA mutations inherited from a parent, may cause some men to be more inclined to develop prostate cancer. It has also been suggested that environmental factors such as exposure to cancer-causing chemicals or radiation may cause DNA mutations in many organs. Another factor that may contribute to prostate cancer is diet, with diets high in fat and high in calcium possibly increasing the risk of prostate cancer.

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

Stages	Characteristics of Prostate Cancer
T1 or T2	Localized in the prostate
T3 or T4	Locally advanced
N+ or M+	Spread to pelvic lymph nodes (N+) or distant organs (M+)

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

Intensity Modulated Radiation Therapy. IMRT is a newer, more advanced form of EBRT in which sophisticated computer control is used to aim the beam at the target volume from multiple different angles and to vary the intensity of the beam. Thus, damage to normal tissue and critical structures is minimized by distributing the unwanted radiation over a larger geometric area. The course of treatment is similar to EBRT and requires daily doses over a period of seven to eight weeks to deliver the total dose of radiation prescribed to kill the tumor. IMRT is relatively new and thus not widely available for use as a treatment modality. As a result fewer clinical data regarding treatment effectiveness and the incidence of side effects are available. One advantage of IMRT, and to some extent EBRT, is the ability to treat cancers that have begun to spread from the tumor site. An increasingly popular therapy for patients with more advanced prostate cancer is a combination of IMRT with seed implant brachytherapy.

Cryosurgery. Cryosurgery, a procedure in which tissue is frozen to destroy tumors, is another treatment option for prostate cancer. Currently, this procedure is less widely used, although promising treatment outcomes have been reported. Cryosurgery typically requires a one to two day hospital stay and is associated with higher rates of impotence and other side effects than seed implant brachytherapy.

Other Treatments. Other treatments include hormone therapy and chemotherapy, which may be used to reduce the size of cancerous tumors. However, these treatments are not intended to ultimately cure a patient of prostate cancer. Instead, such treatment choices are made by physicians in an attempt to extend patients’ lives if the cancer has reached an advanced stage or as ancillary treatment methods used in conjunction with other treatment modalities. Common side effects of hormone therapy are impotence, decreased libido and breast enlargement. Common side effects of chemotherapy are nausea, hair loss and fatigue.

“Watchful waiting” or “active surveillance”, while not a treatment, is recommended by some physicians in extreme circumstances based on the severity and growth rate of the disease, as well as the age and life expectancy of the patient. Physicians and patients who choose watchful waiting are frequently seeking to avoid the negative side effects associated with RP or other treatment modalities. Through careful monitoring of PSA levels and close examination for advancing symptoms of prostate cancer, physicians may choose active treatments at a later date.

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

Origin of Brachytherapy seeds

One of the first reports in the medical literature regarding brachytherapy seeds that deliver “soft x-ray” radiation directly to tumors by permanent implantation appeared in 1965, authored by Donald C. Lawrence and Dr. Ulrich K. Henschke. Don Lawrence later developed and patented the titanium-encapsulated I-125 brachytherapy seed. His company, Lawrence Soft Ray Inc., provided the world’s supply of seeds from 1967 to 1978 until the 3M Corporation purchased the technology. Eventually 3M sold the business to Amersham PLC, which spun off this business to its division ONCURA, today the market leader in Iodine-125 seeds. All commercially available seeds trace their origin to Mr. Lawrence’s invention. Don Lawrence was a founder of IsoRay, LLC, the first predecessor company to IsoRay.

Brachytherapy has been used as a treatment for prostate cancer for more than 30 years. Formerly, seeds containing the radioactive isotope Iodine-125 were implanted in prostate tumors through open surgery. However, this technique fell into disfavor because the seeds were often haphazardly arranged resulting in radiation not reaching all of the targeted cancerous tissue. Compounding this was the fact that often an unintended radiation dose was delivered to healthy surrounding tissues, particularly the urethra and rectum. Originally, brachytherapy earned an unfavorable reputation because the early adopters did not have the imaging technologies needed for accurate placement of the seeds. This resulted in poor tumor control and greater damage to surrounding healthy tissue. Since the introduction of the ultrasound-guided, transperineal implantation technique in the late 1980s, brachytherapy has become a treatment that not only provides excellent therapeutic value but is very convenient and economical for the patient. The benefits of the advancements in imaging, computer dose planning, and the actual implant procedure have been validated by the improved clinical results achieved using modern brachytherapy techniques.

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

There is a large and growing potential market for the Company’s products. Several significant clinical and market factors are contributing to the increasing popularity of the brachytherapy procedure. In Europe brachytherapy is growing in excess of 25% per year and it is expected that market growth in the U.S. will also increase dramatically. In 1996 only 4% of prostate cancer cases were treated with brachytherapy, or about 8,000 procedures. In 2005, it was estimated that over 60,000 brachytherapy procedures were performed for prostate cancer. Brachytherapy as a treatment is now more common than radical prostatectomy and has become the treatment of choice for early-stage prostate cancer. Considerable attention is now being given to high risk and faster growing prostate cancers as well. Brachytherapy has significant advantages over competing treatments including lower cost, better survival data, fewer side effects, a faster recovery time and the convenience of a single outpatient procedure that generally lasts 45 minutes (Merrick, et al., Techniques in Urology, Vol. 7, 2001; Potters, et al., Journal of Urology, May 2005; Sharkey, et al., Current Urology Reports, 2002).

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

Improved patient outcomes. A number of published studies on the use of 103Pd and 125I brachytherapy in the treatment of early-stage prostate cancer have been very positive (we have not obtained consents to cite the studies listed below).

•
In September 2006 a 5 year prospective study to assess the impact of interstitial brachytherapy on the quality of life of patients with localized prostate cancer was published. The results of the present study confirm that the impact of interstitial brachytherapy on the patients’ quality of life is low despite its transient negative effects on some function, and extend existing knowledge concerning quality of life after interstitial brachytherapy. International Journal of Radiation Oncology; Volume 66; 1;31-37.

•
A twelve-year clinical study published in the 2004 Supplement of the International Journal of Radiation Oncology, Biology and Physics, reported relative survival rate of 84% for low risk cancer patients, 78% for intermediate risk cancer patients and 68% for high risk cancer patients. The study was conducted by Dr. Lou Potters, et al. of the New York Prostate Institute and included 1,504 patients treated with brachytherapy between 1992 and 2000.

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

•
A nine-year clinical study published in the March 2000 issue of the International Journal of Radiation Oncology, Biology and Physics, reported that 83.5% of patients treated with Pd-103 seeds were cancer-free at nine years. The study was conducted by Dr. John Blasko of the Seattle Prostate Institute and included 230 patients with clinical stage T1 and T2 prostate cancer. Only 3% experienced cancer recurrence in the prostate.

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

Favorable Market Factors

Lower Treatment Cost. The total one-time cost of brachytherapy ranges from $10,000 to $17,000 per procedure. This is less than the cost of a radical prostatectomy or RP, which ranges from $17,000 to $20,000, excluding treatment for side effects and post-operative complications. Brachytherapy cost is comparable to the cost of EBRT (external beam radiation), which is approximately $14,000 to $35,000 for a seven to nine week course of treatment.

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

Our Strategy

The key elements of IsoRay’s strategy include:

•
Continue to introduce the IsoRay 131Cs seed into the U.S. brachytherapy market. Utilizing a direct sales organization and selected channel partners, IsoRay intends to capture a leadership position by expanding overall use of the brachytherapy procedure for prostate cancer, capturing much of the incremental market growth and taking market share from existing competitors.

•
Create a state-of-the-art manufacturing process. IsoRay has constructed a state-of-the-art manufacturing facility in Richland, Washington in its newly leased facility, to implement our proprietary manufacturing process which is designed to improve profit margins and provide adequate manufacturing capacity to support future growth and ensure quality control. If Initiative 297 presents a strategic roadblock to the Company, IsoRay plans to construct a permanent manufacturing facility in another state. Working with leading scientists, IsoRay intends to design and create a proprietary separation process to manufacture enriched barium, a key source material for 131Cs, to ensure adequate supply and greater manufacturing efficiencies.

•
Introduce Cesium-131 therapies for other cancers. IsoRay intends to partner with other companies to develop the appropriate delivery technology and therapeutic delivery systems for treatment of other solid tumors such as breast, lung, liver, pancreas, neck, and brain cancer. IsoRay’s management believes that the first major opportunities may be for the use of Cesium-131 in adjunct therapy for the treatment of residual lung and breast cancers.

•
Support clinical research and sustained product development. The Company plans to structure and support clinical studies on the therapeutic benefits of Cs-131 for the treatment of solid tumors and other patient benefits. We are and will continue to support clinical studies with several leading radiation oncologists to clinically document patient outcomes, provide support for our product claims and compare the performance of our seeds to competing seeds. IsoRay plans to sustain long-term growth by implementing research and development programs with leading medical institutions in the U.S. to identify and develop other applications for IsoRay’s core radioisotope technology.

Management believes there is a large and growing addressable market for IsoRay’s products. Several factors appear to contribute to the increasing popularity of the brachytherapy procedure. Long-term survival data are now available for brachytherapy (other than with respect to treatment from Cs-131 seeds). Brachytherapy has become the treatment of choice for not only early-stage prostate cancer but is now being considered for treatment of fast growing, aggressive tumors. For the treatment of prostate cancer, seed brachytherapy is now more common than surgery (radical prostatectomy). Seed brachytherapy has significant advantages over competing treatments including lower cost, better survival data, fewer side effects, a faster recovery time and the convenience of an outpatient procedure that generally lasts 45 minutes. Over 60,000 procedures were forecasted to occur in the U.S. in 2005. At the June 30, 2006 Cs-131 seed price of $55, this represents a potential $330 million market for seeds that is forecast to grow substantially by 2009 according to a recent market survey performed by Frost & Sullivan, a nationally recognized market research firm. IsoRay’s management believes that the 131Cs seed will add incremental growth to the existing brachytherapy seed market as physicians who are currently reluctant to recommend brachytherapy for their prostate patients due, in part, to side effects caused by longer-lived isotopes, become comfortable with the shorter half-life of 131Cs, and the anticipated reduction of side effects.

Products

IsoRay markets the Cesium-131 seed and intends to market other radioactive isotopes in the future. Additionally, it will attempt to create a market, primarily in clinical trials, for the liquid Cs-131 isotope, which is created in the production of IsoRay’s 131Cs seed.

Cs-131 Seed Product Description and Use in Cancer Treatment

Brachytherapy seeds are small devices that deliver therapeutic radiation directly to tumors. Each seed contains a radioisotope sealed within a welded titanium capsule. In prostate cancer procedures, approximately 85 to 135 seeds are permanently implanted in a 45-minute outpatient procedure. The isotope decays over time, and the seeds become inert. The seeds may be used as a primary treatment or in conjunction with other treatment modalities such as external beam radiation therapy, chemotherapy, or as treatment for residual disease after excision of primary tumors.

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

Figure 1: Cross section of 131Cs seed

Competitive Advantages of Cs-131

Management believes that 131Cs has specific clinical advantages for treating cancer over I-125 and Pd-103, the other isotopes currently used in brachytherapy seeds. The table below highlights the key differences of the three seeds. The Company believes that the short half-life, high-energy characteristics of 131Cs will increase industry growth and facilitate meaningful penetration into the treatment of other forms of cancer such as breast cancer.

Brachytherapy Isotope Comparison

	Cesium-131	Palladium-103	Iodine-125
Half Life	9.7 Days	17.5 days	60 days
Avg. Energy	30.4 KeV+	21 KeV+	28.5 KeV+
Dose Delivery	90% in 33 days	90% in 58 days	90% in 204 days
Total Dose	115 Gy	125 Gy	145 Gy
Anisotropy Factor*	.969	.877 (TheraSeed® 2000)	.930 (OncoSeed® 6711)

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

Higher energy. The Cs-131 isotope average decay energy of 30.4 KeV (versus 21 KeV for Pd-103 and 28.5 KeV for I-125) generates a therapeutic radiation field that extends beyond the current dosimetry reference point of 1 cm. Pd-103 seeds emit radiation that does not penetrate as far in tissue (up to 40% lower than Cs-131). To compensate for this more Pd-103 seeds are required to attain the equivalent dose as if Cs-131 seeds were used. This increase in the number of seeds implanted increases the time and cost required to perform Pd-103-based procedures. The lower energy from 103Pd seeds may also result in greater non-uniformity of the implant dose as dose rates near the surface of each seed must be higher to compensate for lower doses at greater distances from each seed. The high energy of Cs-131 can result in radiation toxicity if the dosage is not properly calculated by the implanting physician and staff but the higher energy of Cs-131 does make the isotope more “forgiving” for treatment planning purposes.

Reduced side effects. Because the IsoRay 131Cs seed device delivers a highly concentrated and confined dose of radiation directly to the prostate, healthy surrounding tissues and organs are exposed to less radiation than with other treatments. Management believes this should result in fewer and less severe side effects and complications than may be incurred with other conventional therapies.

Figure 2: Cs-131 seed Autoradiograph

Shape of radiation field. The shape of the radiation field generated by a 131Cs seed is more uniform than most brachytherapy seed designs, and this uniformity may result in better radiation dose coverage and improved therapeutic effectiveness. Figure 2 shows an autoradiograph (film exposed by radiation from the seed itself) of an IsoRay seed, which shows this uniformity of the radiation field that is expected to result in better radiation dose coverage. IsoRay has conducted extensive computer modeling and testing of the seed design. The IsoRay seed has passed all Nuclear Regulatory Commission (“NRC”) requirements for sealed radioactive sources. Dose uniformity was tested and the results compared well to those predicted by industry standard computer modeling techniques. In the third quarter of 2002, seeds were sent to the National Institute for Standards and Technology for calibration, and have undergone dosimetry testing according to American Association of Physicists in Medicine (“AAPM”) protocols. The results of these tests were compiled in IsoRay’s 510(k) submission to the FDA and were subsequently published in the June 2004 issue of Medical Physics. The results of these tests showed superior dose characteristics relative to the leading I-125 and Pd-103 seeds.

Reduced costs. The characteristics of 131Cs seeds described above may result in the use of 10%-30% less seeds per procedure, compared to other isotopes, thereby reducing the total physical radiation dose to the patient and reducing the costs of the procedure for the third-party payers and the patient.

Yttrium 90

Since formation of the Company, management had intended to introduce a second product, Yttrium 90, sometime in 2006. However, management now intends to focus all of its efforts on manufacturing and marketing Cs-131 as it now believes that Yttrium 90 will require far too much capital and distract management from its core business at a time when it believes it can gain valuable market share for Cs-131.

Cs-131 Manufacturing Process

Cs-131 is a radioactive isotope that can be produced by the neutron bombardment of Barium-130. When Ba-130 is put into a nuclear reactor it becomes Ba-131, the radioactive material that is the parent isotope of Cs-131. The overall process includes the following:

•
Isotope Generation. The radioactive isotope Cs-131 is normally produced by placing a quantity of stable non-radioactive barium (ideally pure Ba-130) into the neutron flux of a nuclear reactor. The irradiation process converts a small fraction of this material into a radioactive form of barium (Ba-131). The Ba-131 decays by electron capture to the radioactive isotope of interest (Cs-131). Due to the short half-life of both the Ba-131 and Cs-131 isotopes, potential suppliers must be capable of removing irradiated materials from the reactor core on a routine basis for subsequent processing to produce ultra-pure Cs-131. The Company has identified more than five reactor facilities in the U.S., Europe and the former Soviet Union that are capable of meeting these requirements. As of the date of this report, IsoRay has agreements in place with two suppliers of irradiated Ba-131 or Cs-131. The Company’s agreement with Russia’s Institute of Nuclear Materials (which commenced as of August 25, 2005 and ends August 25, 2012) allows the Company to purchase irradiated Ba-131 for $300.00 per Curie of the isotope. The projected value of the agreement over its term is $30,000,000 with $300,000 worth of isotope projected to be delivered in the first full year of production, although neither of these amounts are obligations to purchase any given quantity of the isotopes in a particular time period. Through June 30, 2006, the Company had paid approximately $74,000 to the Institute of Nuclear Materials. In addition, the Company is engaged in the development of a barium enrichment device that, if successful, should reduce the cost of producing Cs-131 while maintaining the purity and consistency required in the end product.

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

•
Internal Seed Core Technology. The purified Cs-131 isotope is incorporated into an internal assembly that contains a binder, spacer and a gold X-ray marker. This internal core assembly is subsequently inserted into a titanium case. The dimensional tolerance for each material is extremely important. Several carrier materials and placement methods have been evaluated, and through a process of elimination, we have developed favored materials and methods during our laboratory testing. The equipment necessary to produce the internal core includes accurate cutting and gauging devices, isotope incorporation vessels, reaction condition stabilization and monitoring systems, and tools for placing the core into the titanium tubing prior to seed welding.

•
Seed Welding. Following production of the internal core and placement into the titanium capsule, each seed is laser welded to produce a sealed radioactive source and biocompatible medical device. This manufacturing technology requires: accurate placement of seed components with respect to the welding head, accurate control of welding parameters to ensure uniform temperature and depth control of the weld, quality control assessment of the weld integrity, and removal of the finished product for downstream processing or rejection of unacceptable materials to waste. Inspection systems are capable of identifying and classifying these variations for quality control and to ensure low scrap rates. Finally, the rapid placement and removal of components from the welding zone affects overall product throughput.

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

The Company has implemented a just-in-time production process that is keenly responsive to customer input and orders to ensure that individual customers receive a higher level of customer service from us than from existing seed suppliers who have the luxury of longer lead times due to longer half-life products. Time from order confirmation to completion of product manufacture can be reduced to several working days, including receipt of irradiated barium (from a supplier’s reactor), separation of Cs-131 (at our facilities), isotope labeling of the core, and loading of cores into pre-welded titanium “cans” for final welding, testing, quality assurance and shipping.

It is up to each physician to determine the dosage necessary for implants and acceptable dosages vary among physicians. Many of the physicians who order our seeds order more seeds than necessary but wish to assure themselves that they have a sufficient amount. Upon receipt of an order, the Company either delivers the seeds from its facility directly to the physician using Federal Express or sends the order to an independent preloading service which delivers the seeds preloaded into needles just prior to implant. If the implant is postponed or rescheduled, the short half-life of the seeds makes them unsuitable for use and therefore they must be re-ordered. The Company's historical profit margin on seeds has been sufficient to justify unusable inventory and management has monitored the amount of unused inventory carefully to review its calculations of wastage in its business plans.

Automated Manufacturing Process

IsoRay has held discussions with leading designers and manufacturers of automated seed manufacturing equipment that have manufactured, installed and deployed automated production lines in Europe and the United States. In addition, IsoRay engaged in preliminary discussions with another seed manufacturer regarding obtaining an existing automated seed production line. Based on technical evaluations and on site reviews of both options, IsoRay elected to automate its current manufacturing process in phases. Current production rates with IsoRay’s semi automated seed welding equipment exceed those attainable with fully automated lines. Phased implementation of automation is expected to be less costly than fully automated production lines and will benefit IsoRay by reducing labor costs and helping to ensure consistent manufacturing quality.

Manufacturing Facility

The initial production of the IsoRay Cs-131 brachytherapy seed commenced at PNNL in 2004. IsoRay has signed a lease agreement and completed construction (tenant improvements) of a new interim production facility in Richland, Washington that received final regulatory approval on October 6, 2005 and began radioactive production operations shortly thereafter. The Company is also considering another state as a location for a future facility, either as the Company’s sole manufacturing facility or as a secondary production facility. No agreements have been reached for any possible facilities outside of Washington.

Isotope Testing in Idaho

On December 14, 2005, IsoRay and Idaho’s Advanced Test Reactor (“ATR”) entered into a collaboration and partnership agreement for the design, analysis and fabrication of a capsule containing barium carbonate, to be irradiated at the ATR and then shipped to IsoRay for processing and analysis of the 131Cs product.  As an adjunct to this testing, IsoRay and the Pocatello Development Authority entered into an Economic Development Agreement, dated December 14, 2005, under which the Pocatello Development Authority provided IsoRay with $200,000 (subject to repayment under certain conditions) to use toward the cost of testing at the ATR.  During July 2006, several capsules were irradiated and shipped to IsoRay’s PIRL facility for analysis.  The results of the analyses indicate the capsule performed as designed and that a planned capsule shuttle system will provide adequate conditions for 131Cs production that will enhance IsoRay’s overall production capacity.

Repackaging Services

Most brachytherapy manufacturers offer their seed product to the end user packaged in four principal configurations provided in a sterile or non-sterile package depending on the customer’s preference. These include:

•	Loose seeds
•	Pre-loaded needles (loaded with 3 to 5 seeds and spacers)
•	Strands of seeds (consists of seeds and spacers in a biocompatible “shrink wrap”)
•	Pre-loaded Mick cartridges (fits the Mick applicator - seed manufacturers usually load and sterilize Mick cartridges in their own manufacturing facilities)

No single package configuration dominates the market at this point. Market share estimates, based on internal management studies of the market, for each of the four packaging types are: loose seeds (negligible amount), Mick cartridges (20%), pre-loaded needles (30%) and strands (50%). Market trends indicate significant movement toward the stranded configuration, as there are some clinical data suggesting less potential for post-implant seed migration when a stranded configuration is used.

The role of the preloading service is to package, assay and certify the contents of the final product configuration shipped to the customer. A commonly used method of providing this service is through independent radiopharmacies such as Anazao Healthcare and Advanced Care Medical Inc. Manufacturers send loose seeds along with the physician's instructions to the radiopharmacy who, in turn, loads needles and/or strands the seeds according to the doctor's instructions. These pharmacies then sterilize the product and certify the final packaging prior to shipping directly to the end user.

IsoRay has held discussions with the major independent radiopharmacies and determined the additional time required for delivery of loose seeds to an off-site radiopharmacy for subsequent assay, preloading and sterilization creates additional loss of our isotope due to decay and is prohibitive on a long-term basis. However, to increase sales in the near-term we are using these services until our own custom preloading operation comes fully on-line in 2006. On March 1, 2006, the Company entered into a Service Agreement with Advanced Care Medical, Inc. for preloading services. The term of the Service Agreement is one year, with automatic one year extensions unless terminated, and prices vary from $6-18 per seed depending on how the seeds are packaged. In late March 2006, the Company’s stranding service became operational but stranding activity was suspended pending FDA 510(k) clearance of preloaded seed configurations as devices rather than convenience kits for seeds. The 510(k) filing for the stranding activity was submitted to the FDA in August 2006 and the Company expects to receive clearance in the second quarter of fiscal 2007.

The Company currently loads Mick cartridges in our own facility which in recent months accounted for more than 65% of total seed orders. The Company has retained a consultant to assist with implementation of the custom preloading service and expects to begin offering its seed in all four of the commonly used packaging configurations to the rest of its customer base within forty-five to sixty days, pending FDA 510(k) clearance of selected preloaded seed configurations. Providing this service in-house will reduce the current cycle time for any given customer order by three to four days by eliminating the need to ship loose seeds to a third-party provider. This reduction in cycle time will eliminate approximately 25% loss in isotope activity due to radioactive decay. The cost of priority overnight shipment of each order of seeds to a third-party provider is also eliminated. However, we will continue to utilize the independent radiopharmacies in the future both as a backup to our own preloading operation and to handle periodic increases in demand.

Independent radiopharmacies usually provide the final packaging of the product delivered to the end user. This eliminates the opportunity for reinforcing the "branding" of our seed product. By providing its own repackaging service, the Company preserves the product branding opportunity and eliminates any concerns related to the handling of its product by a third party prior to delivery to the end user.

Providing different packaging configurations adds significant value to the product while providing an additional revenue stream and incremental margins to the Company through the pricing premiums that can be charged. The end users of these packaging options are willing to pay a premium because of the savings they realize by eliminating the need for loose seed handling and loading capabilities on site, eliminating the need for additional staffing to load and sterilize seeds and needles, and eliminating the expense of additional assaying of the seeds.

Management estimates the cost of establishing the custom preloading service in its new, leased facility to be approximately $250,000, most of which has already been spent on capital equipment. The custom preloading area has been created in the facility and the necessary equipment has been delivered and installed. Operating procedures are in place, staff members have been trained, and process validation activities have been completed. Technicians have been added to the staff to handle the seed loading and stranding operations. As the Company is not currently performing the stranding function pending FDA 510(k) clearance, these staff members are currently being utilized in our seed production process. PNNL will continue to provide independent third-party assay of the seeds for the foreseeable future. Our customer service staff will provide assistance with shipping, documentation and tracking of all orders from the repackaging service to the end user.

Barium Enrichment Device

Barium-130 is the original source material for Cs-131. When Ba-130 is put into a nuclear reactor it becomes Ba-131, the radioactive material that is the parent isotope of Cs-131. Barium metal found in nature contains only 0.1% of Ba-130 with six other isotopes making up the other 99.9%. As part of its manufacturing process the Company intends to develop a barium enrichment device that should create “enriched barium” with a higher concentration of the Ba-130 isotope than is found in naturally occurring barium. In addition to creating a higher purity Ba-130, which translates into higher purity Cs-131, a barium enrichment device will result in higher yields of Cs-131. The Company has identified sources of enriched barium, including in the former Soviet Union, that we are using until the barium enrichment device is developed.

Marketing and Sales

Marketing Strategy

The Company intends to position Cs-131 as the isotope of choice for prostate brachytherapy. Based on preliminary clinical studies, management believes there is no apparent clinical reason to use other isotopes when Cesium-131 is available. The advantages associated with a higher energy and shorter half-life isotope are generally accepted within the clinical community and the Company intends to help educate potential patients about the clinical benefits a patient would experience from the use of Cs-131 for their brachytherapy seed treatment. The potential negative effects of the prolonged radiation times associated with the long half-life of Iodine-125 make this isotope less attractive than Cesium-131.

We target competing isotopes as our principal competition rather than the various manufacturers and distributors of these isotopes. In this way, the choice of brachytherapy isotopes will be less dependent on the name and distribution strengths of the various iodine and palladium manufacturers and distributors and more dependent on the therapeutic benefits of Cs-131. The Company focuses the purchasing decision on the advantages and functionality of the Cs-131 isotope while seeking to educate the cancer patient about these clinical benefits.

The professional and patient market segments each play a role in the ultimate choice of cancer treatment and the specific isotope chosen for seed brachytherapy treatment. The Company is tailoring its marketing message to each audience. IsoRay has retained an advertising agency in the Seattle area to assist with its marketing communication program. The agency is coordinating the creation and distribution of all advertising material and work with the print and visual media.

We are seeking to promote the advantages of Cs-131’s unique combination of high energy and short half-life within the clinical market. Because we believe there is no apparent clinical reason to choose other isotopes over cesium, we have and will continue to target those high volume users of other isotopes as our implant sites. We also emphasize the prolonged radiation times and the high doses of radiation given to the patient by the iodine isotope and the possible negative effects of this prolonged radiation to the adjacent healthy tissues. We believe that this is an important marketing message because clinicians generally agree the radiation given by Iodine has little or no clinical benefit after 120 to 150 days.

To promote our products to the clinical and professional audience, we are using a combination of marketing messages to appear in print and visual media. Past and planned marketing activities include: attendance at the major brachytherapy-related clinical conferences to exhibit our products and provide marketing information for annual meetings, conferences and other forums of the various professional societies; print advertising in brachytherapy clinical journals; and promoting clinical presentations by experts in the field at major conferences.

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

Because of this market factor, we also promote our products directly to the general population. The audience targeted will be the prostate cancer patient, his spouse, family and care givers. The marketing message to this segment of the market emphasizes the specific advantages of Cs-131, including fewer side effects, less total radiation, and shorter period of radiation. The Company is targeting this market through its website, located at www.isoray.com, advertising in magazines read by prostate cancer patients and their care givers, and through patient advocacy efforts.

Another key element of our strategy is to validate and support all product claims with well-designed and executed clinical studies that support the efficacy and positive patient outcomes of our Cs-131 seed. We intend to sponsor physician-directed studies that will compare the performance of our seeds to Pd-103 and I-125 seeds. During the remainder of 2006 and into 2007, IsoRay plans to continue its collaboration with leading physicians to develop clinical data on the efficacy of Cs-131 seeds. Noted contributors from the medical physics community will be consulted regarding the benefits of brachytherapy using shorter half-life, improved dosimetry, and higher decay energy seeds. Articles will be submitted to professional journals such as Medical Physics and the International Journal of Radiation Oncology, Biology, and Physics.

Sales and Distribution

According to a recent industry survey, approximately 2,000 hospitals and free standing clinics are currently offering radiation oncology services in the United States. Not all of these facilities offer seed brachytherapy services. These institutions are staffed with radiation oncologists and medical physicists who provide expertise in radiation therapy treatments and serve as consultants for urologists and prostate cancer patients. We target the radiation oncologists and the medical physicists as well as urologists as key clinical decision makers in the type of radiation therapy offered to prostate cancer patients.

IsoRay has a direct sales organization to introduce Cs-131 to radiation oncologists and medical physicists. During 2006, IsoRay expanded its sales force to four experienced individuals. By hiring experienced and successful brachytherapy sales people, the Company reduces the risk of delay in penetrating the market due to a lack of knowledge of the industry or unfamiliarity with the key members of the brachytherapy community.

The initial response to our new isotope from prominent radiation oncologists, medical physicists and urologists in the US has been very positive. As of September 1, 2006, the Company had supplied the 131Cs seed to 27 well-known implant centers strategically located throughout the U.S.

The Company will expand its U.S. sales force as it expands the customer base. If the Company implements its plans to expand outside the U.S. market, it plans to use established distributors in the key markets in these other countries. This strategy should reduce the time and expense required to identify, train and penetrate the key implant centers and establish relationships with the key opinion leaders in these markets. Using established distributors also should reduce the time spent acquiring the proper radiation handling licenses and other regulatory requirements of these markets.

Pricing

Payment for IsoRay products comes from third-party payers including Medicare/Medicaid and private insurance groups. These payers reimburse the hospitals and clinics via well-established payment procedures. On October 31, 2003, as a result of IsoRay’s predecessor’s filing for an Additional Device Category, CMS (Centers for Medicare and Medicaid Services) approved a HCPCS/CPT code for Cs-131 brachytherapy seeds of $44.67 per seed. This is the same price as awarded to Pd-103 seeds, and compares favorably to the $37.34 price granted to I-125 seeds. Medicare is the most significant U.S. payer for prostate brachytherapy services, and is the payer in approximately 70% of all U.S. prostate brachytherapy cases. CMS reviews and adjusts outpatient reimbursement on a periodic and ad hoc basis, but no changes are expected for 2006. As of July 31, 2005, the price for our loose seeds was $55 per seed but we plan to increase this price to $59.00 as of October 1, 2006.

Prostate brachytherapy is typically performed in an outpatient setting, and as such, is covered by the CMS Outpatient Prospective Payment System. In January 2004, brachytherapy procedure prices were unbundled by CMS, allowing itemized invoicing for seeds with no limit on the number of seeds used per procedure, and CMS currently reimburses hospitals and clinics for their seed purchases on a cost basis. Other insurance companies have followed these CMS changes. With the new reimbursement structure and industry consolidation, management believes that prices of brachytherapy seeds will stabilize and increase over the next few years.

When charges for the seeds are correctly submitted in the appropriate format to CMS, 100% of the total cost of the seeds is reimbursed to the hospital or clinic by CMS.

Other Information

Customers

Customers representing ten percent or more of total Company sales for the twelve months ended June 30, 2006 include:

Community Hospital of Los Gatos	Los Gatos, CA	20.1% of revenue
Chicago Prostate Cancer Center	Westmont, IL	18.7% of revenue
Mills Peninsula Health Center	San Mateo, CA	10.4% of revenue

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

The Company intends to vigorously defend its proprietary technologies, trademarks, and trade secrets. Members of management, employees, and certain equity holders have previously signed non-disclosure, non-compete agreements, and future employees, consultants, advisors, with whom the Company engages, and who are privy to this information, will be required to do the same. A patent for the Cesium separation and purification process was granted on May 23, 2000 by the U.S. Patent and Trademark Office (USPTO) under Patent Number 6,066,302, with an expiration date of May 23, 2020. The process was developed by Lane Bray, a shareholder of the Company, and has been assigned exclusively to IsoRay. IsoRay’s predecessor also filed for patent protection in four European countries under the Patent Cooperation Treaty. Those patents have been assigned to IsoRay.

Our management believes that certain aspects of the IsoRay seed design and construction techniques are patentable innovations. These innovations have been documented in IsoRay laboratory records, and a patent application was filed with the USPTO on November 12, 2003. Certain methodologies regarding isotope production, separation, and seed manufacture are retained as trade secrets and are embodied in IsoRay’s procedures and documentation. In June and July of 2004, three patent applications were filed relating to methods of deriving Cs-131 developed by IsoRay employees. The Company is currently working on developing and patenting additional methods of deriving Cs-131 and other isotopes.

There are specific conditions attached to the assignment of the Cs-131 patent from Lane Bray. In particular, the associated Royalty Agreement provides for 1% of gross profit payment from seed sales (gross seed sales price minus direct production cost) to Lane Bray and 1% of gross profit from any use of the Cs-131 process patent for non-seed products. If IsoRay reassigns the Royalty Agreement to another company, these royalties increase to 2%. The Royalty Agreement has an anti-shelving clause which requires IsoRay to return the patent if IsoRay permanently abandons sales of products using the invention.

Effective August 1, 1998, Pacific Management Associates Corporation (PMAC) transferred its entire right, title and interest in an exclusive license agreement with Donald Lawrence to IsoRay, LLC (a predecessor company) in exchange for a membership interest. The license agreement was transferred to IsoRay through a series of mergers and the reverse acquisition.

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

Research And Development

From inception (December 17, 2001) through June 30, 2006, IsoRay and its predecessor companies incurred more than $2.25 million in costs related to research and development activities. The Company expects to continue to have employees working on activities that will be classified as research or development for the foreseeable future.

Government Regulation

The Company's present and future intended activities in the development, manufacture and sale of cancer therapy products are subject to extensive laws, regulations, regulatory approvals and guidelines. Within the United States, the Company's therapeutic radiological devices must comply with the U.S. Federal Food, Drug and Cosmetic Act, which is enforced by the FDA. The Company is also required to adhere to applicable FDA regulations for Good Manufacturing Practices, including extensive record keeping and periodic inspections of manufacturing facilities. IsoRay's predecessor obtained FDA 510(k) clearance in March 2003 to market the IsoRay 131Cs seed for the treatment of localized solid tumors.

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

In the United States, as a manufacturer of medical devices and devices utilizing radioactive byproduct material, we are subject to extensive regulation by not only federal governmental authorities, such as the FDA, but also by state and local governmental authorities, such as the Washington State Department of Health, to ensure such devices are safe and effective. In Washington State, the Department of Health, by agreement with the federal Nuclear Regulatory Commission ("NRC"), regulates the possession, use, and disposal of radioactive byproduct material as well as the manufacture of radioactive sealed sources to ensure compliance with state and federal laws and regulations. Our 131Cs brachytherapy seeds constitute both medical devices and radioactive sealed sources and are subject to these regulations.

Moreover, our use, management and disposal of certain radioactive substances and wastes are subject to regulation by several federal and state agencies depending on the nature of the substance or waste material. We believe that we are in compliance with all federal and state regulations for this purpose.

Washington voters approved Initiative 297 in late 2004, which may impose additional restrictions on sites at which mixed radioactive and hazardous wastes are generated and stored, including PNNL, as it prohibits additional mixed radioactive and hazardous waste from being brought to sites, such as PNNL, until the existing on-site waste conforms to all state and federal environment laws. In June 2006, a U.S. District court judge ruled that Initiative 297 was unconstitutional in its entirety. However, the state of Washington has indicated that it would appeal the decision. If this decision is overturned and Initiative 297 is enforced it could impact our ability to manufacture our seeds, whether at PNNL or elsewhere in the State of Washington.

Seasonality

The Company is now aware of a seasonal influence on its business. During the months of July and August, physicians take vacations and defer seed implantation surgeries causing a momentary decline in revenue which management believes is ultimately realized later.

Employees

As of September 1, 2006, IsoRay employed 53 full-time individuals and one part-time individual. The Company's future success will depend, in part, on its ability to attract, retain, and motivate highly qualified technical and management personnel. From time to time, the Company may employ independent consultants or contractors to support its research and development, marketing, sales and support and administrative organizations. None of the Company's employees are represented by any collective bargaining unit. IsoRay estimates that successful implementation of its growth plan would result in up to 30 additional employees by the end of calendar year 2007.

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

History has shown the advantage of being the first to market a new brachytherapy product. For example, Oncura currently claims nearly 30% of the market with the original I-125 seed. Theragenics Corp., which introduced the original Pd-103 seed, is second with a nearly 30% market share. The Company believes it may obtain a similar and significant advantage by being the first to introduce a Cs-131 seed.

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

Several companies have obtained regulatory approval to produce and distribute Palladium-103 and Iodine-125 seeds, which compete directly with our seed. Six of those companies represent nearly 100% of annual brachytherapy seed sales worldwide: CR Bard, Inc., Oncura (part of Galil), Theragenics Corp., North American Scientific, Inc., Mentor Corp., and Best Medical International, Inc. The top three - CR Bard, Inc., Oncura and Theragenics - currently garner over 80% of annual sales.

It is possible that three or four of the current I-125 or Pd-103 seed manufacturers (e.g., Oncura, Theragenics, North American Scientific, etc.) are capable of producing and marketing a Cs-131 seed, but none have reported efforts to do so. Best Medical obtained a seed core patent in 1992 that named 10 different isotopes, including Cs-131, for use in their seeds. Best Medical received FDA 510(k) approval to market a Cs-131 seed on June 6, 1993 but has failed to produce any products for sale.

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

Risk Factors

Our Independent Accountants Have Expressed Doubt About Our Ability To Continue As A Going Concern. IsoRay has generated material operating losses since inception. We expect to continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities or obtaining loans and grants from various financial institutions where possible. The substantial doubt expressed by IsoRay’s auditors about its ability to continue as a going concern increases the difficulty in meeting such goals. IsoRay began generating revenue in October 2004 and is in the early stages of marketing its IsoRay 131Cs seed. IsoRay has limited historical, operating or financial information upon which to evaluate its performance. There can be no assurance that the Company will attain profitability.

Our Revenues Depend Upon One Product. Until such time as we develop additional products, our revenues depend upon the successful production, marketing, and sales of the IsoRay 131Cs seed. The rate and level of market acceptance of this product may vary depending on the perception by physicians and other members of the healthcare community of its safety and efficacy as compared to that of competing products, if any; the clinical outcomes of the patients treated; the effectiveness of our sales and marketing efforts in the United States and Europe; any unfavorable publicity concerning our product or similar products; our product’s price relative to other products or competing treatments; any decrease in current reimbursement rates from the Centers for Medicare and Medicaid Services or third-party payers; regulatory developments related to the manufacture or continued use of the product; availability of sufficient supplies of enriched barium for 131Cs seed production; ability to produce sufficient quantities of this product; and the ability of physicians to properly utilize the device and avoid excessive levels of radiation to patients. Because of our reliance on this product as the sole source of our revenue, any material adverse developments with respect to the commercialization of this product may cause us to continue to incur losses rather than profits in the future.

Although Approved To Treat Any Malignant Tissue, Our Sole Product Is Currently Used To Treat One Type Of Cancer. Currently, the IsoRay 131Cs seed is used exclusively for the treatment of prostate cancer. We believe the 131Cs seed will be used to treat cancers of other sites as well, as is currently the case with our competitors’ 125I and 103Pd seeds. However, we believe that clinical data gathered by select groups of physicians under treatment protocols specific to other organs will be needed prior to widespread acceptance of our product for treating other cancer sites. If our current and future products do not become accepted in treating cancers of other sites, our sales will depend solely on treatment of prostate cancer and will require ever increasing market share to increase revenues.

We Have Limited Data On The Clinical Performance Of 131Cs. As of September 1, 2006, the IsoRay 131Cs seed has been implanted in over 500 patients. While this number of patients may prevent us from drawing statistically significant conclusions, the side effects experienced by these patients were less severe than side effects observed in seed brachytherapy with 125I and 103Pd and in other forms of treatment such as radical prostatectomy These early results indicate that the onset of side effects generally occurs between one and three weeks post-implant, and the side effects are resolved between five and eight weeks post-implant, indicating that, at least for these initial patients, side effects resolved more quickly than the side effects that occur with competing seeds or with other forms of treatment. These limited findings support management’s belief that the 131Cs seed will result in less severe side effects than competing treatments, but we may have to gather data on outcomes from additional patients before we can establish statistically valid conclusions regarding the incidence of side effects from our seeds.

We Will Need To Raise Additional Capital. The hiring of upper level executives and increasing production requirements significantly increased IsoRay’s monthly cash requirements since August 2005. Monthly operating cash requirements as of September 1, 2006 were approximately $800,000, excluding capitalized items. Capital expenditures typically include the purchase or capital lease of equipment, with a life-expectancy of more than 12 months, costing in excess of $2,500, which would include among other things: analytical systems, improved packaging for final products and, new production systems which increase manufacturing throughput. Ongoing requirements to meet greater payroll obligations coupled with legal and accounting fees associated with our public reporting status have resulted in greater amounts of short-term cash demands. IsoRay will need to continue to raise capital.

We will also need substantial funds to complete the development, manufacturing, and marketing of our current and future products. Consequently, we will seek to raise additional capital through not only public and private offerings of equity and debt securities, but also collaborative arrangements, strategic alliances, or from other sources. We will need to raise at least $3.2 million of additional capital to fund working capital needs through the end of fiscal year 2007. IsoRay currently has a manufacturing and production facility located in Richland, Washington that its management believes will provide adequate space to manufacture the 131Cs seed product for the prostate and other organ cancer markets until late 2007.

We may be unable to raise additional capital on commercially acceptable terms, if at all, and if we raise capital through additional equity financing, existing shareholders may have their ownership interests diluted. Our failure to be able to generate adequate funds from operations or from additional sources would harm our business.

The Passage Of Initiative 297 In Washington May Result In The Relocation Of Our Manufacturing Operations. Washington voters approved Initiative 297 in late 2004, which may impose restrictions on sites at which mixed radioactive and hazardous wastes are generated and stored. IsoRay has been assured by the Attorney General’s office of the State of Washington that medical isotopes are not included in Initiative 297 and that manufacturing in IsoRay’s new production facility would not be interrupted, but there is no assurance that this interpretation of Initiative 297 by the Attorney General’s Office will continue to exclude medical isotopes. In June 2006, a U.S. District court judge ruled that Initiative 297 was unconstitutional in its entirety. However, the state of Washington has indicated that it may appeal the decision. If this decision is overturned and Initiative 297 is enforced it could impact our ability to manufacture our seeds in the State of Washington.

Management believes that we will be able to continue our manufacturing operations in the State of Washington for the foreseeable future. In the event Initiative 297 is enforced against us, management may consider establishing an alternate manufacturing facility outside of Washington, and we may consider moving all or part of our operations to another state even if Initiative 297 is not enforced against us.

We Have Limited Manufacturing Experience And May Not Be Able To Meet Demand. The existing management team and staff of IsoRay have experience primarily in research and development of products and our experience in commercial-scale manufacturing is limited. IsoRay began commercial production of the 131Cs seed in the fourth quarter of 2004. Although IsoRay’s management team has significant radiochemistry experience, there is a possibility that production demands may result in challenges that may be too difficult or expensive to overcome. IsoRay has developed and deployed semi-automated laser welding equipment that can produce seeds faster than fully-automated equipment the Company has reviewed that would cost several million dollars to design and fabricate. IsoRay believes it will continually find more efficient means of welding the titanium seeds; however, there is a possibility that future demand will outstrip our ability to produce seeds using the semi-automated process. With its new facility, IsoRay’s management believes that IsoRay will be able to meet future demand unless demand greatly exceeds management’s current projections, which management does not believe will occur. IsoRay has entered into a lease agreement and has relocated to a manufacturing and production facility located in Richland, Washington that management believes will provide adequate space to manufacture 131Cs seed product for the prostate and other organ cancer markets until late 2007.

Sales And Marketing Experience. IsoRay’s sales and marketing team has extensive experience in successfully establishing and training domestic and international sales forces as well as successfully introducing new medical devices to the market, but we have limited specific experience with commercial sales and marketing of the Cesium-131 radioisotope. IsoRay has employed marketing professionals with extensive experience selling medical devices, including radioisotopes for large, international companies. Our initial marketing activities have been targeted to a limited number of physicians and treatment centers, and we will need to recruit additional employees to assist in expanding our customer base. We have developed in-house customer service, order entry, shipping, billing, and sales support. In addition, the Company engaged a nationally recognized reimbursement specialist, Kathy Francisco, of the Pinnacle Health Group, with over 25 years of healthcare reimbursement experience, to assist with reimbursement questions and to provide reimbursement guidelines and appropriate insurance coding numbers needed to obtain reimbursement for seed costs and the implant procedure by our customers. Although, this group and other consultants continue to be available to support the Company in its reimbursement and marketing programs, we cannot be certain that our products will be marketed and distributed in accordance with our expectations or that our market research will be accurate. We also cannot be certain that we will be able to develop our own sales and marketing capabilities to the extent anticipated by management. We may choose to add third-party distribution channels, but we may not be able to maintain satisfactory arrangements with the third parties upon whom we rely.

We Are Subject To The Risk That Certain Third Parties May Mishandle Our Product. We rely on third parties, such as Federal Express, to deliver our 131Cs seed, and on other third parties, including various radiopharmacies, to package our 131Cs seed in certain specialized packaging forms that, as of the date of this report, we do not provide at our own facilities. We are subject to the risk that these third parties may mishandle our product, which could result in adverse effects, particularly given the radioactive nature of our product. As an example, on January 5, 2006, IsoRay was notified by one of its primary customers, Chicago Prostate Cancer Center (“CPCC”), that it would no longer accept 131Cs products from the radiopharmacy exclusively used by IsoRay at that time due to quality control concerns. The role of the radiopharmacy is to provide third-party assay, preloading, and sterilization of the 131Cs seeds which are then shipped directly to customers for use in patient implants. IsoRay immediately began working to bring these functions in house. On March 28, 2006, following commencement of operations of the Company’s pre-load department, which performs third-party assay, preloading and sterilization of the 131Cs seeds, CPCC resumed ordering from us. Initial shipments of 131Cs seeds, custom-loaded to this customer’s specifications, met the quality control guidelines established by CPCC. Although the temporary three month suspension of seed orders by CPCC had a negative impact on revenue in the quarter ended March 31, 2006, the Company’s management believes any long-term impact will be nominal.

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

IsoRay has entered into an exclusive agreement with the Institute of Nuclear Materials in the former Soviet Union to provide irradiated barium and 131Cs in quantities sufficient to supply a significant percentage of future demand for 131Cs. Delivery of the isotopes from the Institute of Nuclear Materials began in January 2006. IsoRay believes this supplier may also provide access to sufficient quantities of enriched barium that may be recycled for use in other reactors to increase the production of 131Cs. Although the agreement provides for supplying 131Cs in significant quantities, there is no assurance that this will result in IsoRay gaining access to a sufficient supply of enriched barium feedstock and if sufficient supplies are attained we will need to increase our manufacturing staff.

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

One Of Our Licensed Patents May Be Terminated Under Certain Conditions. Our 131Cs separation patent is essential for the production of Cesium-131. The owner of the patent, Lane Bray, a shareholder of the Company and Chief Chemist of IsoRay, has the right to terminate the license agreement that allows the Company to use this patent if we discontinue production for any consecutive 18 month period. The Company has no plans to discontinue production, and management considers it highly unlikely that production will be discontinued for any significant period at any time in the future.

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

Under the FDC Act, medical devices are classified into three different categories, over which the FDA applies increasing levels of regulation: Class I, Class II, and Class III. Our 131Cs seed has been classified as a Class II device and has received clearance from the FDA through the 510(k) pre-market notification process. Although not anticipated, any modifications to the device that would significantly affect safety or effectiveness, or constitute a major change in intended use, would require a new 510(k) submission. As with any submittal to the FDA, there is no assurance that a 510(k) clearance would be granted to the Company.

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

Our Business Involves Environmental Risks. Our business involves the controlled use of hazardous materials, chemicals, biologics, and radioactive compounds. Manufacturing is extremely susceptible to product loss due to radioactive, microbial, or viral contamination; material or equipment failure; vendor or operator error; or due to the very nature of the product’s short half-life. Although we believe that our safety procedures for handling and disposing of such materials comply with state and federal standards there will always be the risk of accidental contamination or injury. In addition, radioactive, microbial, or viral contamination may cause the closure of the respective manufacturing facility for an extended period of time. By law, radioactive materials may only be disposed of at state-approved facilities. At our leased facility we use commercial disposal contractors. We may incur substantial costs related to the disposal of these materials. If we were to become liable for an accident, or if we were to suffer an extended facility shutdown, we could incur significant costs, damages, and penalties that could harm our business.

We Rely Upon Key Personnel. Our success will depend, to a great extent, upon the experience, abilities and continued services of our executive officers and key scientific personnel. IsoRay has an employment agreement with Roger Girard, its Chief Executive Officer, and its subsidiary has employment agreements with most of its executive officers and key scientific personnel. If we lose the services of several of these officers or key scientific personnel, our business could be harmed. Our success also will depend upon our ability to attract and retain other highly qualified scientific, managerial, sales, and manufacturing personnel and their ability to develop and maintain relationships with key individuals in the industry. Competition for these personnel and relationships is intense and we compete with numerous pharmaceutical and biotechnology companies as well as with universities and non-profit research organizations. We may not be able to continue to attract and retain qualified personnel.

The Value Of Our Granted Patent, and Our Patents Pending, Is Uncertain. Although our management strongly believes that our patent on the process for producing 131Cs, our patent pending on the manufacture of the brachytherapy seed, our patent applications on additional methods for producing 131Cs and other isotopes which have been filed, and anticipated future patent applications, which have not yet been filed, have significant value, we cannot be certain that other like-kind processes may not exist or be discovered, that any of these patents is enforceable, or that any of our patent applications will result in issued patents.

Our Ability To Expand Into Foreign Markets Is Uncertain. Our future growth will depend in part on our ability to establish, grow and maintain product sales in foreign markets, particularly in Europe and Asia. However, we have limited experience in marketing and distributing products in other countries. Any foreign operations would subject us to additional risks and uncertainties, including our customers’ ability to obtain reimbursement for procedures using our products in foreign markets; the burden of complying with complex and changing foreign regulatory requirements; language barriers and other difficulties in providing long-range customer service; potentially longer accounts receivable collection times; significant currency fluctuations, which could cause third-party distributors to reduce the number of products they purchase from us because the cost of our products to them could fluctuate relative to the price they can charge their customers; reduced protection of intellectual property rights in some foreign countries; and the possibility that contractual provisions governed by foreign laws would be interpreted differently than intended in the event of a contract dispute. Any future foreign sales of our products could also be adversely affected by export license requirements, the imposition of governmental controls, political and economic instability, trade restrictions, changes in tariffs and difficulties in staffing and managing foreign operations. Many of these factors may also affect our ability to import enriched barium from Russia under our contract with the Institute of Nuclear Materials.

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

There Is A Limited Market For Our Common Stock. Currently only a limited trading market exists for our common stock. Our common stock currently trades on the Over-The-Counter Bulletin Board, a market with limited liquidity and minimal listing standards, under the symbol “ISRY.OB.” While management has plans to apply for listing on the American Stock Exchange, the Company currently does not meet the applicable requirements and is uncertain as to when it will be able to do so. Any broker/dealer that makes a market in our stock or other person that buys or sells our stock could have a significant influence over its price at any given time. Shareholders may experience more difficulty in attempting to sell their shares than if the shares were listed on a national stock exchange or quoted on the NASDAQ Stock Market. We cannot assure our shareholders that a market of our stock will be sustained. There is no assurance that our shares will have any greater liquidity than shares that do not trade on a public market.

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

Our Common Stock Is Subject To Penny Stock Regulation. As the market price of our shares has declined below $5.00 per share, our shares are now subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended, commonly referred to as the “penny stock” rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the Company’s net tangible assets; or exempted from the definition by the SEC. As our shares are now deemed to be “penny stocks”, trading in the shares are subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. This classification also makes our shares ineligible for market coverage by many established brokerage firms.

ITEM 2 - DESCRIPTION OF PROPERTY

Subsequent to June 2005, the Company’s executive offices are located at 350 Hills Street, Suite 106, Richland, WA 99354, (509) 375-1202, where IsoRay currently leases approximately 3,765 square feet of office and laboratory space for $5,144 per month from Energy Northwest. The lease expires December 31, 2006, but is renewable. The Company is not affiliated with its lessor. Additional office space will be needed as employees are hired, and is currently available at this location. The Company believes that its current facilities will be adequate until the end of fiscal year 2007, but it will need additional facilities at that time. In the future, due to business growth, the Company may elect to combine administrative services and production in one building which the Company may lease or build depending on market conditions.

We have entered into a lease, which commenced as of regulatory licensing approval on October 6, 2005, for a facility located in Richland, Washington that management believes will provide adequate space to manufacture the Cs-131 product for the prostate cancer markets until late 2007, with a maximum manufacturing capacity of approximately 60,000 seeds per month and total square footage of 4,400 feet. The lease is for a term of twelve months following regulatory licensing approval, with a twelve-month extension option. Payment for the initial lease term was the issuance of 24,007 shares of IsoRay, Inc. common stock. The lease may be extended on a month-to-month basis by mutual agreement of the parties. The lessor is Pacific EcoSolutions Incorporated (PEcoS), and the Company is not affiliated with this lessor. Equipment installed at this facility includes a hot cell, a glove box, three fume-hoods, laser welders and laser welding tooling, which complete the laser sealing of the seeds; sophisticated testing equipment that allows us to test materials used at several stages of the production process and assay the completed seeds prior to shipment; and sterilizing and packaging systems that allow the seeds to be pre-loaded into delivery systems according to customer specifications. We believe we will need to add to the capital production equipment installed at this facility within the next six to twelve months to meet increasing demand for our product, and have adequate room at the facility to install equipment that would approximately double the production capacity up to 60,000 seeds per month (approximately 600 patient treatments). If additional production space is needed it is available at the PEcoS facility.

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

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS’ MATTERS

The Company’s Articles of Incorporation provide that the Company has the authority to issue 200,000,000 shares of capital stock, which are currently divided into two classes as follows: 194,000,000 shares of common stock, par value of $0.001 per share; and 6,000,000 shares of preferred stock, par value of $0.001 per share. As of September 18, 2006, we had 15,802,394 outstanding shares of Common Stock and 122,543 outstanding shares of Preferred Stock.

Our common stock is quoted on the OTC Bulletin Board under the symbol "ISRY.OB" and on the Pink Sheets under the symbol "ISRY.PK." There is limited trading activity in our securities, and there can be no assurance a regular trading market for our common stock will be sustained. We resumed trading on the Pink Sheets on August 18, 2005, after a period of no trading activity from February 18, 2005 until August 18, 2005. We also had a period of no trading activity from July 2003 until February 7, 2005. On November 2, 2005, we began trading on the OTC Bulletin Board. The following table sets forth, for the calendar periods indicated, the range of the high and low last reported bid prices of our common stock from October 1, 2003 through December 31, 2005, as reported by the Pink Sheets and the OTC Bulletin Board.  The quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.  The quotations may be rounded for presentation. There is an absence of an established trading market for the Company's common stock, as the market is limited, sporadic and highly volatile, which may affect the prices listed below.

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for our common stock as reported on the OTC Bulletin Board and the Pink Sheets.

Year ended June 30, 2006	High		Low
First quarter		$5.95		$1.00
Second quarter		8.25		4.50
Third quarter		7.25		6.20
Fourth quarter		6.40		3.25

Year ended June 30, 2005		High		Low
First quarter	$	N/A	$	N/A
Second quarter		*		*
Third quarter(1)		N/A		N/A

*	Less than $0.01.
(1)	Due to our change of fiscal year end from September 30 to June 30, our 2005 fiscal year was only nine months long.

The Company has never paid any cash dividends on its Common Stock and does not plan to pay any cash dividends in the foreseeable future.

As of September 15, 2006, we had approximately 890 shareholders of record, exclusive of shares held in street name.

Equity Compensation Plans

On May 27, 2005, the Company adopted the 2005 Stock Option Plan (the “Option Plan”) and the 2005 Employee Stock Option Plan (the “Employee Plan”), pursuant to which it may grant equity awards to eligible persons. On August 15, 2006, the Company adopted the 2006 Director Stock Option Plan (the “Director Plan”) pursuant to which it may grant equity awards to eligible persons. The Option Plan allows the Board of Directors to grant options to purchase up to 1,800,000 shares of common stock to directors, officers, key employees and service providers of the Company, and the Employee Plan allows the Board of Directors to grant options to purchase up to 2,000,000 shares of common stock to officers and key employees of the Company. The Director Plan allows the Board of Directors to grant options to purchase up to 1,000,000 shares of common stock to directors of the Company. Options granted under all of the Plans have a ten year maximum term, an exercise price equal to at least the fair market value of the Company’s common stock (based on the trading price on the OTC Bulletin Board) on the date of the grant, and with varying vesting periods as determined by the Board.

As of June 30, 2006, the following options had been granted under the option plans.

Plan Category	Number of securities to be issued on exercise of outstanding options, warrants and rights #	Weighted-average exercise price of outstanding options, warrants, and rights $	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	N/A	N/A	N/A
Equity compensation plans not approved by shareholders	3,257,592	$2.11	333,982
Total	3,257,592	$2.11	333,982

Sales of Unregistered Securities

During the last fiscal year, the following sales of unregistered securities were completed by the Company and not previously reported:

•
On October 6, 2005, the Company issued 24,007 shares of common stock to Nuvotec USA, Inc. as payment for one year’s lease of the PIRL facilities pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

In addition, during the last fiscal year, the following sales of unregistered securities were completed by IsoRay Medical, Inc. and not previously reported:

•
Between January 31, 2005 and July 10, 2005, IsoRay Medical, Inc. sold approximately $4,137,875 in principal amount of 8% convertible debentures (less commissions of ten percent on securities placed by broker/dealers), in reliance on the exemption from registration provided by Rule 506 of Regulation D of the Securities Act, that subsequent to the merger between the Company and IsoRay Medical, Inc. were convertible into 995,882 shares of common stock of the Company. On December 13, 2005, the Board of Directors of the Company announced a short-term conversion inducement to current holders of these convertible debentures. Holders were permitted two conversion options: 1) convert under the original terms of the debenture to the Company’s common stock at a $4.15 conversion price, and include the newly issued shares in the Company’s registration statement on Form SB-2, or 2) convert under terms essentially identical to those offered to purchasers of Units in the Company’s October 2005 Offering: a $4.00 conversion price and one callable warrant to purchase one share of the Company's common stock at an exercise price of $6.00 per share for each share issued upon conversion (waiving registration rights for approximately one year). Holders of $3,682,875 of debentures converted to common stock of the Company. The Company issued 911,276 shares of common stock, and 659,469 warrants to purchase shares of common stock, exercisable at $6.00 per share, leaving $455,000 in principal amount of debentures unconverted. Of the 911,276 shares of common stock issued pursuant to conversion of the debentures, 251,800 shares were included in the Company’s Form SB-2 filing (file number 333-129646) which became effective on June 8, 2006.

ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, inventories, accrued liabilities, and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Accounts Receivable

Accounts receivable are stated at the amount that management of the Company expects to collect from outstanding balances. Management provides for probable uncollectible amounts through an allowance for doubtful accounts. Additions to the allowance for doubtful accounts are based on management’s judgment, considering historical write-offs, collections and current credit conditions. Balances which remain outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to the applicable accounts receivable. Payments received subsequent to the time that an account is written off are considered bad debt recoveries.

Inventory

Inventory is reported at the lower of cost, determined using the weighted average method, or net realizable value.

Asset Retirement Obligation

SFAS No. 143, Asset Retirement Obligations, establishes standards for the recognition, measurement and disclosure of legal obligations associated with the costs to retire long-lived assets. Accordingly, under SFAS No. 143, the fair value of the future retirement costs of the Company’s leased assets are recorded as a liability on a discounted basis when it is incurred and an equivalent amount is capitalized to property and equipment. The initial recorded obligation, which has been discounted using the Company’s credit-adjusted risk free-rate, will be reviewed periodically to reflect the passage of time and changes in the estimated future costs underlying the obligation. The Company amortizes the initial amount capitalized to property and equipment and recognizes accretion expense in connection with the discounted liability over the estimated remaining useful life of the leased assets.

Revenue Recognition

The Company applies the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. SAB No. 104, which supersedes SAB No. 101, Revenue Recognition in Financial Statements, provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. The Company recognizes revenue related to product sales when (i) persuasive evidence of an arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is reasonably assured.

Revenue for the fiscal years ended June 30, 2006 and 2005 was derived solely from sales of the 131Cs brachytherapy seed, which is used in the treatment of cancer. The Company recognizes revenue once an order has been received and shipped to the customer. Prepayments, if any, received from customers prior to the time that products are shipped are recorded as deferred revenue. In these cases, when the related products are shipped, the amount recorded as deferred revenue is recognized as revenue. The Company accrues for sales returns and other allowances at the time of shipment.

Legal Contingencies

In the ordinary course of business, the Company is involved in legal proceedings involving contractual and employment relationships, product liability claims, patent rights, and a variety of other matters. The Company records contingent liabilities resulting from asserted and unasserted claims against it, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. The Company discloses contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. Currently, the Company does not believe any of its pending legal proceedings or claims will have a material impact on its financial position or results of operations. However, if actual or estimated probable future losses exceed the Company’s recorded liability for such claims, it would record additional charges as other expense during the period in which the actual loss or change in estimate occurred.

Results of Operations

Financial Presentation

Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, requires that following a merger the accounting acquirer’s financial statements should be used for historical comparisons. Although the legal acquirer was Century, for accounting purposes Medical was the acquirer and as such Medical’s historical financial statements are shown for comparative purposes. Also for accounting purposes, the merger was accounted for as though it happened on July 1, 2005.

The following sets forth a discussion and analysis of the Company’s financial condition and results of operations for the two years ended June 30, 2006. This discussion and analysis should be read in conjunction with our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-KSB. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Item 1 — Risk Factors” of this Annual Report on Form 10-KSB.

Year ended June 30, 2006 compared to year ended June 30, 2005

Product sales. Revenues for the year ended June 30, 2006 were $1,994,306, an increase of $1,792,575 over sales for the year ended June 30, 2005 of $201,731. All of the Company’s revenues were generated through sales of its 131Cs seeds. IsoRay began sales of its 131Cs seed on October 26, 2004 with one medical center customer. By June 30, 2006 the number of medical center customers who had ordered the 131Cs seed had grown to 26.

Gross loss. Gross loss was $1,820,816 for the year ended June 30, 2006 or an increase of $548,296 as compared to a gross loss of $1,272,520 for the year ended June 30, 2005.  Cost of products sold was $3,815,122 for the year ended June 30, 2006 or an increase of $2,340,871 over the $1,474,251 incurred for the year ended June 30, 2005. During the year ended June 30, 2006, the Company paid $868,650 to Pacific Northwest National Laboratory (PNNL) under our contract with them for use of their facilities and personnel to support production. During the fourth quarter of fiscal year 2006, we paid approximately $110,000 for quality assurance support and as a deposit to extend our contract through December 31, 2007. The Company is currently using PNNL for certain research and development and quality assurance activities. Also during fiscal 2006, the Company paid approximately $1 million in wages, benefits, and related taxes for production personnel and approximately $1.6 million in direct and indirect material costs. These costs increased due to a larger staff and material and supply costs related to an increase in sales during fiscal year 2006.

Also included in cost of products sold during 2006 were over $109,000 for production and small tools, none of which individually exceeded the $2,500 threshold we use in determining whether to capitalize production equipment. These materials and small tools were needed to commence production in our independent production facility, the PEcoS-IsoRay Radioisotope Laboratory (“PIRL”). Most are long-lived items and will not need replacing in the next fiscal year. The Company has moved essentially all of its Cs-131 production operations to PIRL.

Research and development. Research and development expenses for the year ended June 30, 2006 were $450,425 an increase of $312,893 over research and development expenses of $137,532 for the year ended June 30, 2005. During 2006, $116,200 was spent on protocol studies of patients that have been implanted with the Company’s 131Cs brachytherapy seeds. Also during 2006, $144,588 was spent on research to improve Cs-131 production.

Sales and marketing expenses. Sales and marketing expenses were $1,420,500 for the year ended June 30, 2006. This represents an increase of $718,678 over the expense of $701,822 for the year ended June 30, 2005. During fiscal 2006, approximately $994,000 was spent on wages, travel, office, and other support expenses on behalf of the sales and marketing and customer service staff. The balance was spent on advertising, market research and trade shows and conferences. The increases are due to increased marketing of the Company’s 131Cs seed since introduction of our product to the market in October 2004.

General and administrative expenses. General and administrative expenses were $3,503,522 for the year ended June 30, 2006 or an increase of $1,632,197 as compared to $1,871,325 for the year ended June 30, 2005. Included in general and administrative expenses in 2006 is $330,000 relating to consulting fees for the reverse acquisition that was paid with the issuance of common stock (see Item 1). The increases over the prior periods are due to supporting the Company’s increased manufacturing and sales activities. These activities have increased as the Company has only been manufacturing and selling its product since October 2004. Additionally, increased expenses in the 2006 fiscal year were due to compliance with SEC regulations following the July 28, 2005 merger. Significant components of general and administrative expenses include $838,797 in consulting expense, payroll and related expenses of $866,863 and professional fees, including accounting and legal fees of $522,318. Consulting services increased in connection with the establishment of the independent PIRL production facilities, which commenced production in the late Fall of 2005, and associated equipment installation, customization and validation; review and advice on business and capital strategies, and the addition of a medical director who serves as a consultant. Professional fees increased due to the Company’s July 28, 2005 merger, SEC compliance activities including the Company’s registration statement on Form SB-2 filed that was effective in June 2006, and other general business activities.

Operating loss. Due to the Company’s significant research and develop expenditures, additional responsibilities as a reporting company, rapid structural growth, and nominal product revenues, the Company has not been profitable, and has generated operating losses since inception. For the year ended June 30, 2006, the Company had an operating loss of $7,195,263. This represents an increased loss of $3,212,064 in comparison with the year ended June 30, 2005 operating loss of $3,983,199.

Interest income. Interest income increased by $49,350 to $51,744 for the year ended June 30, 2006. Interest income is mainly derived from excess funds held in certain near-liquid accounts.

Financing expense. Financing expense for the year ended June 30, 2006 includes $332,493 of interest expense incurred on long-term debt and convertible debentures outstanding. The interest expense increased over the prior year due to interest payments on the convertible debentures that were sold as part of the January 1, 2005 PPM, computed interest expense on the capital leases entered into during fiscal 2006, and interest expense on other loans that were initiated in January 2005. The remaining balance of financing expense represents amortization of deferred financing costs primarily related to the January 2005 issuance of common stock to guarantors of certain loans made to the Company, commissions and legal costs paid in conjunction with the issuance of convertible debentures, issuance of warrants as an inducement for a note payable, and costs associated with the initiation of the Hanford Area Economic Investment Fund Committee (HAEIFC) note payable. During 2006, $89,516 of deferred financing costs were expensed relating to debentures that were converted to common stock.

Debt conversion expense. This amount of approximately $385,000 relates to the one-time, non-cash expense resulting from the short-term inducement offered to debenture holders to their convert debentures to common stock (see Note 11). This expense was recognized in accordance with Statement of Financial Accounting Standard No. 84, Induced Conversions of Convertible Debt.

Year ended June 30, 2005 compared to year ended June 30, 2004

Product sales. Revenues for the year ended June 30, 2005 were $201,731. The Company did not have any revenues for the year ended June 30, 2004. IsoRay began sales of its 131Cs seed on October 26, 2004 with one medical center customer. All of the Company’s sales in 2005 were generated through sales of its 131Cs seeds.

Gross loss. Gross loss was $1,272,520 and cost of products sold was $1,474,251 for the year ended June 30, 2005. The Company did not have any gross loss or cost of products sold for the year ended June 30, 2005. During the year ended June 30, 2005, the Company paid $574,225 to Pacific Northwest National Laboratory (PNNL) under our contract with them for use of their facilities and personnel to support production. The Company was using PNNL for production of its seeds and other activities.

Research and development. Research and development expenses for the year ended June 30, 2005 were $137,532 an increase of $95,206 over research and development expenses of $42,326 for the year ended June 30, 2004. The change is due to research to improve Cs-131 production and of other isotopes.

Sales and marketing expenses. Sales and marketing expenses were $701,822 for the year ended June 30, 2005. This represents an increase of $620,336 over the expense of $81,486 for the year ended June 30, 2004. Most of the 2005 expenses were spent on wages, travel, office, and other support expenses on behalf of the sales and marketing and customer service staff. The increases are due to hiring sales personnel during 2005 to market the Company’s 131Cs seed which was only introduced to the market in October 2004.

General and administrative expenses. General and administrative expenses were $1,871,325 for the year ended June 30, 2005 as compared to $650,161 for the year ended June 30, 2004. The increase is due to increased salaries for officers who were foregoing salaries or were paid under market and the hiring of additional staff as the Company began manufacturing and selling its product. Approximately $870,000 was spent on payroll, benefits, and related employment costs during fiscal year 2005. Other significant components of general and administrative expenses included about $178,000 in consulting services and $269,000 of professional fees. Consulting expenses increased as the Company hired advisors for operations, business and capital strategies. Professional fees increased due to the merger of the two predecessor companies into IsoRay Medical, Inc. as well as the Company’s private placements and other general business matters.

Operating loss. Due to the Company’s significant research and development expenditures, large general and administrative expenses and payroll related to properly staffing the Company for anticipated further growth coupled with nominal product revenues, the Company generated operating losses. For the year ended June 30, 2005, the Company had an operating loss of $3,983,199. This represents an increased loss of $3,209,226 in comparison with the year ended June 30, 2004 operating loss of $773,973.

Interest income. Interest income was $2,394 for the year ended June 30, 2005 which was an increase of $496 over interest income of $1,898 for the year ended June 30, 2004.

Financing expense. Financing expense for the year ended June 30, 2005 includes amortization of deferred financing costs and interest expense incurred on long-term debt and convertible debentures outstanding. The deferred financing costs relate primarily to the January 2005 issuance of common stock to guarantors of certain loans made to the Company and commissions and legal costs paid in conjunction with the issuance of convertible debentures. Amortization of these costs amounted to $76,746 during 2005. The remaining balance relates to interest expense which increased due to the issuance of the convertible debentures in 2005.

Loss on disposal of fixed assets. This loss in 2005 relates to the write-off of certain rudimentary production equipment that was replaced by complex production equipment that improves the manufacturing process.

Liquidity and capital resources. At June 30, 2006, cash and cash equivalents amounted to $2,207,452. During the year ended June 30, 2006, the Company issued 1,768,889 shares of common stock pursuant to two private placements, which raised $6,516,350 of cash, net of legal costs and commissions paid. Additionally, the Company issued 666,691 shares of common stock pursuant to the exercise of common stock options and warrants and preferred stock warrants, which were exchanged for common stock immediately upon exercise. These option and warrant exercises were paid in cash and by surrendering a partial note payable. The Company received $1,400,114 in cash and forgiveness of $48,313 of notes payable pursuant to these exercises. During 2006, the Company exchanged $3,682,875 of convertible debentures for 911,271 common shares and 659,469 warrants. This conversion allowed the Company to alleviate approximately $3.68 million of indebtedness at a favorable equity exchange rate. The Company also issued 207,479 shares of common stock for $515,035 of consulting services, production equipment repair and maintenance, production equipment, and production rent.

On August 17, 2006, the Company closed a round of institutional funding that provided approximately $5 million, net of offering costs. The Company issued 2,063,000 shares of common stock at a price of $2.50 per share and 2,269,300 common stock warrants (including broker warrant commissions) with an exercise price of $3.00 per share. The warrants have a call feature which the Company can trigger once the stock trades above $4.50 per share for a specified period of time.

The Company had approximately $5.9 million of cash on hand as of September 1, 2006. As of that date management believes that the Company’s monthly required cash operating expenditures were approximately $800,000. This recent increase in monthly expenditures is primarily a result of the addition of various protocols for seed applications and the obsolescence of the Company’s oversupply of Cesium resulting from an inability to forecast demand after the slower than anticipated months of July and August. Management is focused on achieving better forecasting demand models to alleviate loss of viable seeds due to a half life which results in quick obsolescence and believes that increases in demand will lessen the impact of overoptimistic forecasts. The Company has issued purchase orders for additional production equipment that will allow it to expand production capacity in its current facility. The total of these purchase orders is approximately $260,000 and it is anticipated that about $225,000 of this equipment will be funded with the HAEIFC loan. As of September 1, 2006, management believes that assuming expenditures continue at approximately the same monthly rate and that it is able to fund a portion of its equipment purchases with the HAEIFC loan that the Company’s cash on hand will fund operating expenditures through the beginning of March 2007. This is based on the Company attaining its current revenue targets and the ability to efficiently manufacture our product. If we should experience disruptions in our revenues then our monthly cash requirements would increase and necessitate that we obtain additional funding prior to March 2007.

Our growth plans for fiscal 2007 include expanding sales to new customers, growing sales volume with existing customers, and expanding production capability through the purchase of additional equipment. The Company has also begun a review of its current facilities and future needs. The Company continues to use PNNL to provide third-party assay of its products, but has otherwise vacated PNNL facilities. This review includes evaluating the Company’s need for space given its growth projections. It is anticipated that additional employees and production equipment will be needed to meet future growth. This could create the need for additional production and office space that would be leased through an operating lease.

IsoRay has four loans outstanding as of June 30, 2006. The first from Tri-City Industrial Development Council, with an original principal amount of $40,000, was funded in 2001 and required a final principal-only payment of $10,000 which was paid in August 2006. It was non-interest bearing and unsecured. The second loan is from the Benton-Franklin Economic Development District (“BFEDD”) in an original principal amount of $230,000 and was funded in December 2004. It bears interest at eight percent and has a sixty month term with a final balloon payment. As of June 30, 2006, the principal balance owed was $204,237. This loan is secured by certain equipment, materials and inventory of IsoRay, and also required personal guarantees, for which the guarantors were issued approximately 70,455 shares of common stock. The third loan is a line of credit from Columbia River Bank, which provides credit in the amount $395,000. It bears interest at a floating prime plus two percent rate, and is secured by certain accounts receivable and inventory and personal guarantees, for which the guarantors were issued approximately 107,401 shares of common stock. As of June 30, 2006, no balance was outstanding on the line of credit. The line of credit expires on March 1, 2007. The fourth loan is from the Hanford Area Economic Fund Investment Committee and was originated in June 2006. The loan has a total facility of $1,400,000 and bears interest at nine percent. As of June 30, 2006, the Company has taken only a partial draw of $418,670 on the facility and the remaining facility of $981,330 is available to use to purchase equipment. This loan is secured by receivables, equipment, materials and inventory of IsoRay, and certain life insurance policies.

The BFEDD has granted IsoRay a waiver from enforcing violations of paying officers in excess of $100,000 per year and maintaining a certain current asset ratio. The waiver is effective through June 30, 2007 and also excuses non-compliance with covenants prohibiting fixed asset of lease obligations in excess of $24,000 per year, covenants prohibiting mergers, and covenants requiring maintenance of a certain long-term debt to equity ratio. Management believes that if the BFEDD accelerates repayment that it has sufficient cash resources to satisfy this obligation.

The Company has certain capital leases for production and office equipment that expire at various times from March 2008 to April 2009. These leases currently call for total monthly payments of $19,361. The total of capital lease obligations at June 30, 2006 was $403,969.

At June 30, 2006, the Company had outstanding $455,000 of convertible debentures. These debentures could be converted into 109,639 shares of common stock at a conversion rate of $4.15 per share. Each debenture bears interest at an annual rate of eight percent (not compounded) with accrued interest paid quarterly. The debentures mature at various times from February 2007 to June 2007.

Through September 1, 2006, the Company had issued purchase orders for approximately $260,000 of production and office equipment. The Company anticipates financing most of these purchases through the HAEIFC facility.

In February 2006, the Company signed a license agreement with International Brachytherapy s.a. (“IBt”) covering North America and providing the Company with access to IBt’s Ink Jet production process and its proprietary polymer seed technology for use in brachytherapy procedures using Cesium-131. The Company paid license fees of $275,000 during 2006 and another payment of $225,000 was to be made in August 2006 pursuant to the license agreement. Royalty payments based on net sales revenue are also required, with minimum quarterly royalties ranging from $100,000 to $200,000 and minimum annual royalties ranging from $400,000 to $800,000 over the term of the agreement. Management is engaged in further negotiations with IBt and may ultimately terminate this agreement, although management has not yet decided on a course of action.

As of the date of this report, the August 2006 payment has not been made as the Company has been in continued negotiations with IBt concerning the amount and timing of future royalty payments due to the low market acceptance of the polymer seed technology.

In September 2006, the Company entered into a settlement agreement with a former executive. As part of the settlement the Company agreed to pay the former executive $100,000 in September 2006 and $215,000 in January 2007. As the former executive’s employment with the Company ended in March 2006, the full amount of both payments was accrued as of June 30, 2006 in accrued payroll.

The Company is subject to various local, state, and federal environmental regulations and laws due to the isotopes used to produce the Company’s product. As part of normal operations, amounts are expended to ensure that the Company is in compliance with these laws and regulations. While there have been no reportable incidents, the Company believes that were it to discontinue or relocate its current production facilities then certain remediation expenses would be incurred. Therefore, the Company has established an initial asset retirement obligation of $63,040 which represents the discounted cost of cleanup that the Company anticipates it will have to incur at the end of its equipment leases. This amount was determined based on discussions with qualified production personnel and on historical evidence. The Company does not believe that any amount of this accrual will be spent during fiscal year 2007.

The industry that the Company operates in is subject to product liability litigation. Through its production and quality assurance procedures, the Company works to mitigate the risk of any lawsuits concerning its product. The Company also carries product liability insurance to help protect it from this risk.

The Company expects to finance its future cash needs through the sale of equity securities, solicitation to warrant holders to exercise their warrants, and possibly strategic collaborations or debt financing or through other sources that may be dilutive to existing shareholders. If the Company needs to raise additional money to fund its operations, funding may not be available to it on acceptable terms, or at all. If the Company is unable to raise additional funds when needed, it may not be able to market its products as planned or continue development and regulatory approval of its future products. If the Company raises additional funds through equity sales, these sales may be dilutive to existing investors.

The Company has no off-balance sheet arrangements.

Going Concern Issues

Our financial statements have been prepared assuming we will continue as a going concern. We had net losses of $8,218,130 and $4,269,188 for the years ended June 30, 2006 and 2005 and an accumulated deficit of $13,546,261 at June 30, 2006. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Management plans to obtain the necessary financing and to continue to grow revenues in order to achieve profitability but no assurances can be given that management will be able to obtain additional financing or grow revenues to a profitable level.

If we are unable to generate profits and unable to obtain additional financing to meet our working capital requirements, we may have to curtail our business or cease operations. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, the accompanying financial statements will be adversely effected and we may have to cease operations.

Inflation

Inflation and changing prices are not anticipated to have a significant impact on the future operations of the Company.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123(Revised), Share-Based Payment (“SFAS 123R”), which replaces SFAS 123 and supersedes APB 25. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for SFAS 123R. Under the new rule, we are required to adopt SFAS 123R for the three-month period commencing July 1, 2006. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be recognized as compensation cost in the financial statements based on their fair values. As such, reporting employee stock options under the intrinsic value-based method prescribed by APB 25 will no longer be allowed. We have historically elected to use the intrinsic value method and have not recognized expense for employee stock options granted. We plan to adopt SFAS 123R on July 1, 2006 on a prospective basis. Upon adoption, all future employee stock option grants plus the balance of the non-vested grants awarded prior to July 1, 2006, will be expensed over the stock option vesting period based on the fair value at the date the options are granted. We estimate that the impact of adoption will be an additional expense of $189,430 for employee stock options granted prior to June 30, 2006.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires the retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific effects or cumulative effect of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and we will adopt this provision, as applicable, during fiscal year 2007.

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

Except for an expression of doubt about our ability to continue as a going concern, S.W. Hatfield, CPA's audit reports on the Company’s financial statements as of June 30, 2005 and September 30, 2004 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the two fiscal years ended June 30, 2005 and September 30, 2004, and through November 15, 2005 there were no disagreements with S.W. Hatfield, CPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of S.W. Hatfield, CPA would have caused it to make a reference to the subject matter of the disagreements in connection with its report; and there were no reportable events as described in Item 304(a)(1)(iv)(B) of Regulation S-B promulgated by the Securities and Exchange Commission (the “SEC”) pursuant to the Securities Exchange Act of 1934, as amended.

During the Company’s two most recent fiscal years and through November 15, 2005, the Company did not consult DeCoria, Maichel & Teague, P.S. with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or any other matters or reportable events listed in Item 304(a)(2) of Regulation S-B. However, IsoRay Medical, Inc., the Company's wholly-owned subsidiary, has consulted with DeCoria, Maichel & Teague, P.S., its independent auditor, during these time periods solely in connection with IsoRay Medical, Inc.'s financial statements.

ITEM 8A - CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2006. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the SEC under the Exchange Act. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedure is designed to provide a reasonable level of assurance that the objectives of the system will be met.

(b) In connection with the review of our consolidated financial statements for the period ended September 30, 2005, our independent registered public accounting firm advised the Board of Directors and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness. In particular, our independent registered public accounting firm identified the following weaknesses in our internal control system: (1) a lack of segregation of duties and (2) a lack of formal procedures relating to all areas of financial reporting. The independent registered public accounting firm indicated that they considered these deficiencies to be reportable conditions as that term is defined under standards established by the American Institute of Certified Public Accountants. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our financial statements will not be prevented or detected on a timely basis. The Company considered these matters in connection with the period end closing of accounts and preparation of the related consolidated financial statements and determined that no prior period financial statements were materially affected by such matters. Notwithstanding the material weaknesses identified by our independent registered public accountants, we believe that the financial statements and other financial information included in this report, fairly present in all material respects, the financial condition, results of operation and cash flows of the Company as of, and for, the periods represented in this report.

The size of the Company has previously prevented us from being able to employ sufficient resources at this time to enable us to have an adequate level of supervision and segregation of duties within our internal control system. Set forth below is a discussion of the significant internal control deficiencies that had not been remediated as of the end of the period covered by this report.

Lack of segregation of duties. Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of segregation of duties within our internal control system. There is one dedicated employee and three employees that work in accounting and other departments who are involved in the processing of transactions. Due to the small employee base it is difficult to effectively segregate accounting duties. While we strive to segregate duties as much as practicable, budgetary considerations have not previously allowed the addition of full time staff. We are currently reorganizing the accounting department to more effectively segregate duties but we believe additional staff is still needed. We will continue in our attempt to add staff to allow for fuller segregation of duties, although there is no certainty additional staff can be successfully hired. As a result, this significant internal control deficiency has not been remediated as of the end of the period covered by this report, nor do we know if we will be able to remediate this weakness during the upcoming quarter.

Lack of formal procedures relating to all areas of financial reporting including a lack of review by management. Due to the size of our Company, and as a consequence of the lack segregation of duties, we have not previously had formal month end close procedures. As a result, there has been a lack of timely review of the financial statements. However, near the end of the fiscal year our controller began developing monthly close procedures and these were partially implemented at June 30, 2006. Although this significant internal control deficiency has not been fully remediated as of the end of the period covered by this report, we have made progress and expect to have this fully remediated by the end of the second quarter of fiscal year 2007.

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

ITEM 8B - OTHER INFORMATION

There were no items required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year ended June 30, 2006 that have not been properly disclosed on a Form 8-K filed with the SEC.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

In conjunction with the Merger, and effective as of July 28, 2005 (the closing date of the Merger), Thomas Scallen resigned from his positions as Chief Executive Officer and Chairman of the Board, Philip Rogers resigned from his position as President and a director, and Wally Bietak resigned from his position as a director of the Company.

Effective as of July 28, 2005, Roger Girard and David Swanberg were appointed as directors by the resigning Board, and, also effective as of July 28, 2005, they appointed Robert Kauffman, Thomas LaVoy and Stephen Boatwright to fill the remaining three vacant Board positions. On March 31, 2006, the number of directors was increased to seven and Dwight Babcock and Albert Smith were appointed to fill the newly created positions.

The Board has established an Audit Committee consisting of Thomas LaVoy, (Chairman) and Robert Kauffman, and a Compensation Committee consisting of Dwight Babcock and Al Smith. No other committees have been formed.

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

Effective as of July 28, 2005, Roger Girard was appointed as Chief Executive Officer and President of the Company and Michael Dunlop was appointed as Chief Financial Officer and Treasurer of the Company. Also effective July 28, 2005, John Hrobsky was appointed Vice President, Sales and Marketing and David Swanberg was appointed Secretary and Vice President-Operations.

In March 2006, Mr. Hrobsky’s employment was terminated with the Company and in September 2006 the Company reached a settlement agreement with him.

On September 7, 2006, Mr. Dunlop resigned from his position as Chief Financial Officer and Treasurer. Jonathan Hunt, formerly controller of the Company, was appointed as Chief Financial Officer and Treasurer of the Company on September 7, 2006 to succeed Mr. Dunlop.

Further information about the current directors and officers may be found below.

The directors and executive officers serving the Company as of September 7, 2006 were as follows:

Name	Age	Position Held	Term*

Roger Girard	63	Chairman, President, CEO	Annual
Jonathan Hunt	39	Chief Financial Officer - Treasurer
David Swanberg	50	Executive Vice President - Operations and Corporate Secretary, Director	Annual
Robert Kauffman	65	Director	Annual
Thomas LaVoy	46	Director	Annual
Stephen Boatwright	42	Director	Annual
Dwight Babcock	58	Director	Annual
Albert Smith	62	Director	Annual

* For directors only

Roger Girard - In addition to serving as President, Chairman and CEO for the Company, Mr. Girard is also the CEO, President and Chairman of the Board of IsoRay Medical, Inc., and has served in these positions since the formation of IsoRay Medical, Inc. Mr. Girard was CEO and Chairman of IsoRay's predecessor company from August of 2003 until October 1, 2004. Mr. Girard has been actively involved in the management and the development of the management team at IsoRay, and his experienced leadership has helped drive IsoRay's development to date. From June 1998 until August of 2003, Mr. Girard served as President of Strategic Financial Services, a business consulting company based in Seattle, Washington designed to help wealthy individuals and companies with strategic planning and financial strategy. Strategic Financial Services previously provided its services to a medical device company. Mr. Girard served as its sole employee. Mr. Girard also served as the managing partner for the Northwest office of Capital Consortium, another business consulting company based in Seattle, during this time. Capital Consortium employed four people and analyzed business market potential for start-ups and early stage companies. Mr. Girard has knowledge, experience and connections to private, institutional and public sources of capital and is experienced in managing and designing capital structures for business organizations as well as organizing and managing the manufacturing process, distribution, sales, and marketing, based on his 35 years of experience.

Jonathan Hunt - Mr. Hunt has over 10 years of finance and accounting experience, including financial reporting, SEC knowledge, and operational analysis. Before joining IsoRay earlier this year, he was employed by Hypercom Corporation, a global provider of electronic payment solutions and manufacturer of credit card terminals, serving as its Assistant Corporate Controller from 2005 to 2006. His finance background also includes serving as both a Manager and Director of Financial Reporting and a Director of Operational Planning and Analysis for Circle K Corporation and its affiliates from 2000 to 2005 and working for PricewaterhouseCoopers LLP from 1992 to 1999 where his last position held was Business Assurance Manager. Mr. Hunt holds Masters of Accountancy and Bachelor of Science degrees from Brigham Young University and is a Certified Public Accountant.

David Swanberg - Mr. Swanberg has more than 22 years experience in engineering and materials science, nuclear waste and chemical processing, aerospace materials and processes, and environmental technology development and environmental compliance. Beginning in November 1995 and until January 2004, Mr. Swanberg was employed full time as Sr. Chemical/Environmental Engineer for Science Applications International Corporation working on a variety of projects including nuclear waste research and development. Mr. Swanberg joined IsoRay's predecessor company in March of 1999 on a part-time basis and has held management positions in the IsoRay companies since 2000. Mr. Swanberg began full-time employment with IsoRay in February 2004. He has been instrumental in development of IsoRay's initial product, the Cs-131 brachytherapy seed, including interfaces with technical, regulatory, and quality assurance requirements. With IsoRay and its predecessor companies, he has managed the development and production of radioactive seeds to support testing to meet NRC and FDA requirements, provided technical guidance for characterization of the IsoRay seed to meet AAPM Task Group 43 protocols, and coordinated production and testing of non-radioactive seeds to conform to ISO standards for brachytherapy devices. He is President of the Nuclear Medicine Research Council. He holds an MS in Chemical Engineering, is a licensed Chemical Engineer, and a certified Level II Radiation Worker.

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

Dwight Babcock - Mr. Babcock has served as Chairman and Chief Executive Officer of Apex Data Systems, Inc. an information technology company, since 1975. Apex Data Systems automates the administration and claims adjudication needs of insurance companies both nationally and internationally. Mr. Babcock was formerly President and CEO of Babcock Insurance Corporation (BIC) from 1974 until 1985. BIC was a nationally recognized Third Party Administrator operating within 35 states. Mr. Babcock has knowledge and experience in the equity arena and has participated in various activities within the venture capital, private and institutional capital markets. Mr. Babcock studied marketing and economics at the University of Arizona where he currently serves on the University of Arizona Astronomy Board.

Albert Smith - Mr. Smith was the co-founder of and served as Vice Chairman of CSI Leasing, Inc., a private computer leasing company from 1972 until March 2005. He founded Extreme Video, LLC a private video conferencing company in Scottsdale, Arizona in December 2005 where he presently serves as CEO and President. Mr. Smith presently serves as a director for Center for Arizona Policy (Scottsdale) and Doulos Ministries (Denver). Mr. Smith has extensive experience in marketing and sales having managed a national sales force of over fifty people while at CSI Leasing, Inc. Mr. Smith has a BS in Business Administration from Ferris State College.

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

Name	Age	Position Held and Tenure
Lane Bray	78	Chemist
Garrett Brown	43	Chief Technology Officer
Oleg Egorov	36	Director of Radiochemical Development
Lisa Mayfield	37	Director of Operations
Keith Welsch	59	Chief Quality Officer
Lori Woods	44	Vice President

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

Garrett Brown - Dr. Brown was Manager of Radiochemistry - Hot Cell Operations for International Isotopes, Inc., a major radiopharmaceutical and medical device startup company, from January 1998 until May 1999 and was instrumental in bringing a new brachytherapy seed implant device to commercialization. Dr. Brown’s responsibilities included hands-on radiological work in fume hoods, glove boxes and remote manipulator hot cells, process definition, research, development, installation, optimization, waste minimization, procedure documentation, facility design and training. Dr. Brown also served as the technical interface to executive management for business development, shipping/receiving, QA/QC, facilities and marketing/sales. Prior to that, Dr. Brown, as a Senior Research Scientist at the Pacific Northwest National Laboratory, was responsible for the weekly production of multi-Curie quantities of medical grade Y-90, and research programs to develop high tech sorbents for separation of Cs-137, Sr-90 and Tc-99 from high-level radioactive wastes stored at the Hanford Nuclear Reservation. From May 1999 to the present, Dr. Brown has been a technical consultant with GNB Technical Consultants. Dr. Brown has co-authored numerous technical publications in the field. Dr. Brown has a Ph.D. in Analytical Chemistry and BS in Chemistry, cum laude. He has served as IsoRay’s Chief Technical Officer since May of 2000. In March 2004, Dr. Brown was certified as a Radiological Safety Officer.

Oleg Egorov - Dr. Egorov is recognized nationally and internationally for his work in radiochemistry, radioanalytical chemistry, analytical chemistry and instrumentation. Prior to joining IsoRay in December of 2005 as Director of Radiochemical Development, Dr. Egorov worked from May 1998 as a Senior Research Scientist at the Pacific Northwest National Laboratory (PNNL). Prior to that time, he served the Environmental Molecular Sciences Laboratory at PNNL as a Graduate Research Fellow, from August 1994 to May 1998, and as a Graduate Research Assistant to the University of Washington’s Center for Process Analytical Chemistry from September 1992 to August 1993. Former positions included a tenure as a Research Engineer at the Department of Radiochemistry at the Moscow State University, Moscow, Russia between September 1998 to August 1992, and Field Chemist at the Institute of Volcanology, at the Russian Academy of Science at Petropavlovsk-Kamchatsky, Russia, during the summers of 1989 and 1990 concurrent to studies that lead to his acquisition of Master of Science in Radiochemistry from the Moscow State University. During his tenure at PNNL, Dr. Egorov had led world-class basic and applied R&D programs directed at new chemistries and instrumentation for automated production of short-lived medical isotopes for the treatment of cancer, automated process monitoring, radionuclide sensors for groundwater monitoring, and laboratory automation. Dr. Egorov pioneered the application of flow-based techniques for automating radiochemical analyses of nuclear wastes, renewable surface sensing and separations, and equilibration-based radionuclide sensing. He has authored/co-authored numerous peer-reviewed publications in these areas, including several book chapters. Dr. Egorov holds four U.S./international patents, three of which have been licensed to industry. Dr. Egorov was a recipient of numerous outstanding performance and key contributor awards. In 2003, Dr. Egorov was nominated for the American Chemical Society Arthur F. Findeis Award for Achievements by a Young Analytical Scientist. In 2004, Dr. Egorov was a recipient of a Federal Laboratory Consortium Award for Excellence in Technology Transfer for “Alpha Particle Immunotherapy for Treating Leukemia and Solid-Tumor Metastases”. Dr. Egorov holds a M.S. in Radiochemistry from Moscow State University, Moscow, Russia; a M.S. in Environmental and Analytical Chemistry and a Ph.D. in Analytical Chemistry from the University of Washington.

Lisa Mayfield - Lisa Mayfield has over ten years of commercial healthcare sales, marketing and business development experience. Between December 1993 and August 2004, Ms. Mayfield has held senior management positions in the pharmaceutical and medical device and diagnostics sectors of Johnson & Johnson as well as at J&J Corporate. During her time at J&J and prior to joining IsoRay in December 2005, Ms. Mayfield was responsible for implementing positive business results in over 11 different therapeutic markets. After leaving J&J and prior to joining IsoRay, Ms. Mayfield worked as a consultant to various healthcare companies in the radioisotope and oncology markets. As a result of her exposures, Ms. Mayfield has built a wealth of knowledge about the healthcare marketplace as a whole and complements this knowledge with a comprehensive understanding of internal operations. Ms. Mayfield has been responsible for best practices for product development, branding, forecasting, regulatory compliance, reimbursement and strategic planning. During her time at IsoRay, Ms. Mayfield has been able to successfully implement new policies and procedures that facilitate growth as well as provide top level guidance over strategic business operations. Ms. Mayfield is acting Director of Operations at IsoRay. Ms. Mayfield holds a Bachelors of Science in Economics from the University of Washington.

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

Lori Woods - Ms. Woods joined the Company in July 2006 and has over 20 years experience in medical device technology and healthcare services. Ms. Woods served as the CEO of Pro-Qura, a medical services company focusing on brachytherapy quality assurance and education, from 2002 until joining the Company. During her tenure at Pro-Qura, Ms. Woods developed its business strategy, expanded its business portfolio in quality assurance beyond prostate brachytherapy into other areas of cancer, and increased funding by 50%. Prior to this, she served as the Vice President of Sales at ATI Medical in 2002, Vice President of Sales - West and Vice President of Marketing and Business Development for Imagyn Medical Technologies from 2000 to 2002, Director of Business Development for Seattle Prostate Institute from 1998 to 2000, and Regional Vice President and Regional Manager of Interdent from 1994 to 1998. Ms. Woods holds a Bachelor of Science degree in Business Administration - Marketing from Loma Linda University.

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

We believe that IsoRay’s executive officers, directors and 10% shareholders timely complied with their filing requirements during the year ended June 30, 2006 except as follows: Roger Girard (one Form 3), Robert Kauffman (one Form 3 and one Form 4), John Hrobsky (one Form 3), Karen Thompson (one Form 3), Stephen Boatwright (one Form 4), Thomas LaVoy (one Form 4), Michael Dunlop (one Form 4), David Swanberg (one Form 4), Dwight Babcock (one Form 3 and one Form 4), and Albert Smith (one Form 3 and one Form 4). We believe all of these forms have been filed as of the date of this Report.

Code of Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our officers, directors and employees and a separate Code of Ethics for Chief Executive Officer and Senior Financial Officers that supplements our Code of Conduct and Ethics. The Code of Conduct and Ethics was previously filed as Exhibit 14.1 to our Form 10-KSB for the period ended June 30, 2006, and the Code of Ethics for Chief Executive Officer and Senior Financial Officers was previously filed as Exhibit 14.2 to this same report. The Code of Ethics for Chief Executive Officer and Senior Financial Officers is also available to the public on our website at http://www.isoray.com/ethicsForCeo.htm. Each of these policies comprises written standards that are reasonably designed to deter wrongdoing and to promote the behavior described in Item 406 of Regulation S-B promulgated by the Securities and Exchange Commission. Each of these policies was adopted after the period ended June 30, 2005.

ITEM 10 - EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during our past three fiscal years awarded to, earned by or paid to each of the following executive officers (the “Executive Officers”). None of the Company’s executive officers, other than those listed below, received compensation in fiscal year 2006 in excess of $100,000.

		Annual Compensation		Long-Term Compensation Awards
Name and Principal Position	Fiscal Year(1)	Salary	Bonus	Restricted Stock Awards	Securities Underlying Options	All Other Compensation
Roger Girard,	2006	$199,231	—	—	—	—
Chief Executive Officer(5)	2005	$113,958	—	—	—	—
	2004	$71,031	—	$9,900	513,840	—

Thomas Scallen,	2006	—	—	—	—	—
Former Chief Executive Officer(2)	2005	—	—	—	—	$50,000(3)
	2004	—	—	$7,871(4)	—	—

David Swanberg,	2006	$120,000	$25,000	—	150,000	—
Executive Vice President -	2005	$54,746	—	—	—	—
Operations	2004	$32,515	—	—	—	—

Barry Griffiths,	2006	$124,800	$55,000	—	—	—
Former Western Area Director	2005	$79,241	$52,500	—	252,708	—
	2004	$15,000	—	—	—	—

Curtis Ellis,	2006	$168,115	$39,125	—	84,236	—
Midwest Area Director	2005	—	—	—	—	—
	2004	—	—	—	—	—

(1)
Fiscal year 2006 consisted of the period from July 1, 2005 to June 30, 2006; fiscal year 2005 consisted of the period from October 1, 2004 through June 30, 2005; and, fiscal year 2004 consisted of the year ended September 30, 2004.

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

(5)
Mr. Girard did not begin serving as our CEO until July 28, 2005, but he has served as CEO of our subsidiary and its predecessor company since August 2003. The compensation listed was paid to Mr. Girard by IsoRay or its predecessor company.

Option/SAR Grants in Last Fiscal Year

The following table sets forth information concerning grants of stock options to the Executive Officers during the fiscal year ended June 30, 2006.

Name	Number of Securities Underlying Options	Percent of total options Granted to Employees in Fiscal Year	Exercise Price ($/Share)	Expiration Date
David Swanberg	150,000	23.45%	$1.00	8/18/2015
Curtis Ellis	84,236	13.17%	$4.15	8/01/2015

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following table sets forth the number of shares covered by unexercised stock options held by the Executive Officers as of June 30, 2006, and the value of "in-the-money" stock options, which represents the positive spread between the exercise price of a stock option or warrant and the market price of the shares subject to such option or warrant as of June 30, 2006.

			Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End
Name	Number of Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable		Unexercisable
Roger Girard	0	$0	513,840	0		$1,186,970	$	N/A
David Swanberg	0	$0	150,000	0		$375,000	$	N/A
Barry Griffiths	0	$0	84,236	168,472		$194,585		$389,170
Curtis Ellis	0	$0	0	84,236	$	N/A	$	N/A

Employment Agreements

The Company entered into an employment agreement with Roger Girard, its Chief Executive Officer, effective October 6, 2005 (the "Girard Agreement"). The term of the Girard Agreement is through October 6, 2009, and will automatically extend for an additional one year term on each anniversary date unless the term is modified or terminated in accordance with the terms of the Girard Agreement at least ninety days prior to a given anniversary date. The Girard Agreement provides for a base salary of $300,000 which was effective July 1, 2006. Mr. Girard is also entitled to participate in any benefit plans provided to key executives of the Company, and to a bonus at the discretion of the Board of Directors.

The Company has not entered into employment agreements with any other officers as of the date of this filing.

Director Compensation

Since July 28, 2005, we have paid our directors who are not employees of the Company a director’s fee of $1,000 per meeting attended, plus expenses. We also granted each non-employee director immediately exercisable options to purchase 100,000 shares of our common stock during the fiscal year ended June 30, 2006. Robert Kauffman, Thomas LaVoy and Stephen Boatwright each received 100,000 options at an exercise price of $2.00 per share. Dwight Babcock and Al Smith each received 100,000 options, 50,000 of which are exercisable at $6.30 per share and 50,000 of which are exercisable at $3.80 per share.

The Company’s directors did not receive any cash compensation during the nine months ended June 30, 2005 or either of the respective years ended September 30, 2004 or 2003.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information regarding the beneficial ownership of the Company’s common stock and preferred stock as of September 15, 2006 for (a) each person known by the Company to be a beneficial owner of five percent or more of the outstanding common or preferred stock of the Company, (b) each executive officer, director and nominee for director of the Company, and (c) directors and executive officers of the Company as a group. As of September 15, 2006, the Company had 15,802,394 shares of common stock and 122,543 shares of preferred stock outstanding.

Name and Address of Beneficial Owner (1)	Amount of Common Shares Owned	Derivative Securities Exercisable or Convertible Within 60 Days of September 15, 2006	Total Common Shares Beneficially Owned	Percent of Common Shares Owned(2)

Roger Girard, Chief Executive Officer, President and Chairman	368,532	513,840	882,372	5.41%
Jonathan Hunt, Chief Financial Officer	—	—	—	—%
Michael Dunlop, Former Chief Financial Officer	138,050	145,000	283,050	1.77%
David Swanberg, Executive Vice President and Director	324,327	150,000	474,327	2.97%
Robert Kauffman, Director	43,802	150,000	193,802	1.21%
Thomas LaVoy, Director	8,423	150,000	158,423	0.99%
Stephen Boatwright, Director(3)	—	234,236	234,236	1.46%
Dwight Babcock, Director(4)	42,403	150,000	192,403	1.21%
Albert Smith, Director	108,947	150,000	258,947	1.62%
Thomas K. Scallen, Former Chief Executive Officer(5)	317,442	—	317,442	2.01%
MicroCapital Fund LP and MicroCapital Fund Ltd(6)	1,200,000	1,200,000	2,400,000	14.12%
All Officers and Directors as a group (8 persons)	896,434	1,498,076	2,394,510	13.84%

(1)	Except as otherwise noted, the address for each of these individuals is c/o IsoRay, Inc., 350 Hills St., Suite 106, Richland, Washington 99354.
(2)
Percentage ownership is based on 15,802,394 shares of Common Stock outstanding on September 15, 2006. Shares of Common Stock subject to stock options, warrants or convertible debentures which are currently exercisable/convertible or will become exercisable/convertible within 60 days after September 15, 2006 are deemed outstanding for computing the percentage ownership of the person or group holding such options, but are not deemed outstanding for computing the percentage ownership of any other person or group.

(3)	Mr. Boatwright’s options include 84,236 options held by an entity controlled by Mr. Boatwright.
(4)	Mr. Babcock’s common shares include 2,695 shares owned by his spouse.
(5)	Mr. Scallen’s address is 4701 IDS Center, Minneapolis, MN 55302.
(6)	MicroCapital Fund LP and MicroCapital Fund Ltd’s address is 1285 Avenue of the Americas, New York, NY 10019.

Preferred Stock Share Ownership as of September 15, 2006

Name and Address of Beneficial Owner	Amount of Preferred Shares Owned	Options or Warrants Exercisable Within 60 Days of August 31, 2006	Total Preferred Shares Beneficially Owned	Percent of Preferred Shares Owned(1)

Aissata Sidibe(2)	35,546	—	35,546	29.01%
Daniel MacKay(3)	18,015	—	18,015	14.70%
John Arvid Forsman(4)	14,218	—	14,218	11.60%
William and Karen Thompson Trust(5)	14,218	—	14,218	11.60%
Jamie Granger(6)	10,529	—	10,529	8.59%
James Hartley(7)	9,479	—	9,479	7.74%
Hostetler Living Trust(8)	9,479	—	9,479	7.74%
Forest Ridge Properties Ltd(9)	6,220	—	6,220	5.08%

(1)
Percentage ownership is based on 122,543 shares of Preferred Stock outstanding on August 31, 2006. Shares of Preferred Stock subject to stock options or warrants which are currently exercisable or will become exercisable within 60 days after September 15, 2006 are deemed outstanding for computing the percentage ownership of the person or group holding such options, but are not deemed outstanding for computing the percentage ownership of any other person or group.

(2)	The address of Ms. Sidibe is 229 Lasiandra Ct, Richland, WA 99352.
(3)	The address of Mr. MacKay is 41 NW Sierra Drive, Camas, WA 98607.
(4)	The address of Mr. Forsman is 659 Alden Lane, Livermore, CA 94550.
(5)	The address of the William and Karen Thompson Trust is 285 Dondero Way, San Jose, CA 95119.
(6)	The address of Jamie Granger is 53709 South Nine Canyon Road, Kennewick, WA 99337.
(7)	The address of Mr. Hartley is 1675 April Loop, Richland, WA 99352.
(8)	The address of the Hostetler Living Trust is 9257 NE 175th Street, Bothell, WA 98011.
(9)	The address of Forest Ridge Properties Ltd is 630 Montreal Street, Apt. 1002, Victoria, BC V8V 4Y2.

No officers or directors beneficially own shares of Preferred Stock.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Through June 30, 2005, the Company’s former Chief Executive Officer, Thomas K. Scallen, advanced the Company an aggregate of approximately $44,500 to support operations, settle outstanding trade accounts payable and provide working capital. The advance was repayable upon demand and was non-interest bearing and was unsecured. Effective June 30, 2005, with the anticipation of the consummation of the reverse acquisition transaction with IsoRay Medical, Inc., as previously discussed, these advances were forgiven and reclassified as additional paid-in capital in the accompanying financial statements as of that date.

Mr. Stephen Boatwright, a Company director, has been actively involved in providing various legal services to the Company, IsoRay Medical, Inc. and IsoRay Medical, Inc.’s predecessors through the law firms of Gammage and Burnham and Keller Rohrback, PLC. From September 2004 until January 2005, Gammage and Burnham received approximately $141,000 as payment for legal services performed for IsoRay Medical, Inc. and its predecessors. From February 2005 though June 30, 2005, IsoRay Medical, Inc. paid Keller Rohrback, PLC approximately $144,000 for legal services. During the fiscal year ended June 30, 2006, the Company paid Keller Rohrback, PLC approximately $390,000 for legal services. In addition, the Company had accrued at June 30, 2006 approximately $77,000 in legal fees to be paid. In exchange for consulting services including providing advice to IsoRay Medical, Inc. as to the structure of organization and compensation arrangements with employees and also in connection with developing various policies and procedures, Quatsch Ventures, LLC, an entity controlled by Mr. Boatwright, received options to purchase 84,236 shares of our common stock in 2004.

IsoRay Medical, Inc.’s patent rights to its Cesium-131 process were acquired from Lane Bray, a shareholder of the Company, and are subject to a 1% royalty on gross profits and certain contractual restrictions. Pursuant to the royalty agreement, the Company must also pay a royalty of 2% of Gross Sales, as defined, for any sub-assignments of the aforesaid patented process to any third parties. The royalty agreement will remain in force until the expiration of the patents on the assigned technology, unless earlier terminated in accordance with the terms of the underlying agreement. To date, there have been no product sales incorporating the technology and there is no royalty due pursuant to the terms of the agreement.

On January 16, 2005, in addition to certain other shareholders, the following officers and directors of the Company were awarded shares of common stock for guaranteeing a loan with the Benton Franklin Economic Development District (“BFEDD”) in the amount of $230,000, which was funded in December 2004, and a line of credit with Columbia River Bank in the amount of $395,000: Michael Dunlop guaranteed $15,000 of the BFEDD loan and $30,000 of the Columbia River Bank line of credit, for which he received 12,888 post-merger shares; Roger Girard guaranteed $20,000 of the BFEDD loan, for which he received 5,728 post-merger shares; John Hrobsky guaranteed $15,000 of the Columbia River Bank line of credit, for which he received 4,296 post merger shares; and David Swanberg guaranteed $30,000 of the Columbia River Bank line of credit, for which he received 8,592 post-merger shares. During fiscal year 2006, certain original guarantors, including John Hrobsky, declined to continue guaranteeing the loans and forfeited the shares which had been granted to them. Due to this the following officers agreed to increase the amount of their guarantees as follows: Michael Dunlop guaranteed an additional $5,000 of the Columbia River Bank line of credit, for which he received an additional 1,432 common shares; and Roger Girard guaranteed an additional $105,000 of the Columbia River Bank line of credit, for which he received an additional 30,072 common shares.

On May 27, 2005, the Company, Century Park Transitory Subsidiary, Inc., a Delaware corporation, Thomas Scallen and Anthony Silverman (shareholders of the Company), and IsoRay Medical, Inc., a Delaware corporation, entered into a Merger Agreement. Pursuant to the Merger Agreement, Century Park Transitory Subsidiary, Inc. was merged with and into IsoRay Medical, Inc. and IsoRay Medical, Inc. became a wholly-owned subsidiary of the Company. The Merger Agreement was subject to the satisfaction of certain conditions, including the granting of certain "piggy-back" and demand registration rights to the purchasers of certain convertible debentures of IsoRay Medical, Inc., Anthony Silverman and certain other affiliates of the Company; the agreements of the officers and directors of IsoRay Medical, Inc. to lock-up the shares of common stock of the Company they received in the merger for a period of one year from the closing of the merger; the agreements of Thomas Scallen and Anthony Silverman to escrow certain shares of common stock of the Company; and the receipt by IsoRay Medical, Inc. from Anthony Silverman or his associates of one million dollars as the purchase price of certain securities of IsoRay Medical, Inc. before the closing. These conditions were satisfied prior to the closing of the merger, which occurred on July 28, 2005.

The Board voted on July 28, 2005 to compensate each of the independent Directors $1,000 per meeting for their attendance at the Board meetings. On July 28, 2005, the Company’s Board of Directors granted 100,000 options to purchase common stock to each of its three independent Directors: Thomas Lavoy, Stephen Boatwright, and Robert Kauffman. On March 31, 2006 and June 30, 2006, the Company’s Board of Directors granted a total of 100,000 options to purchase common stock to its new independent Directors: Albert Smith and Dwight Babcock. Directors who are also serving as management of the Company were not granted stock options for Director service, and will not be paid for attendance at Board meetings.

During 2005, IsoRay Medical, Inc. paid or accrued $5,600 for accounting services performed by a company owned by a member of the Board of Directors of IsoRay Medical, Inc.

Patent and Know-How Royalty License Agreement

Effective August 1, 1998, Pacific Management Associates Corporation (PMAC) transferred its entire right, title and interest in an exclusive license agreement with Donald Lawrence to IsoRay, LLC (a predecessor company) in exchange for a membership interest. The terms of the license agreement require the payment of a royalty based on the Net Factory Sales Price, as defined in the agreement, of licensed product sales. Because the licensor’s patent application was ultimately abandoned, only a 1% “know-how” royalty based on Net Factory Sales Price, as defined, remains applicable. To date, there have been no product sales incorporating the licensed technology and there is no royalty due pursuant to the terms of the agreement. The Company believes that because this technology is not presently being used and believes it will not be used in the future that no royalties will be paid under this agreement.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(except as otherwise indicated, all exhibits were previously filed)

Exhibit #	Description

2.1
Merger Agreement dated as of May 27, 2005, by and among Century Park Pictures Corporation, Century Park Transitory Subsidiary, Inc., certain shareholders and IsoRay Medical, Inc. incorporated by reference to the Form 8-K filed on August 3, 2005.

2.2	Certificate of Merger, filed with the Delaware Secretary of State on July 28, 2005 incorporated by reference to the Form 8-K filed on August 3, 2005.

3.1	Articles of Incorporation and By-Laws are incorporated by reference to the Exhibits to the Company's Registration Statement of September 15, 1983.

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

4.11	Form of IsoRay, Inc. Common Stock Purchase Warrant, incorporated by reference to the Form SB-2/A1 filed on March 24, 2006.

4.12	2006 Director Stock Option Plan, incorporated by reference to the Form S-8 filed on August 18, 2006.

4.13	Form of Registration Rights Agreement among IsoRay, Inc. and the other signatories thereto, dated August 9, 2006, incorporated by reference to the Form 8-K filed on August 18, 2006.

4.14	Form of IsoRay, Inc. Common Stock Purchase Warrant, dated August 9, 2006, incorporated by reference to the Form 8-K filed on August 18, 2006.

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

10.33	Common Stock and Warrant Purchase Agreement among IsoRay, Inc. and the other signatories thereto, dated August 9, 2006, incorporated by reference to the Form 8-K filed on August 18, 2006.

10.34	Benton Franklin Economic Development District Loan Covenant Waiver Letter, dated September 26, 2006, filed herewith.

16.1	Letter from S.W. Hatfield, CPA to the SEC dated December 13, 2005, incorporated by reference to the Form 8-K filed on December 14, 2005.

21.1	Subsidiaries of the Company, incorporated by reference to the Form 10-KSB filed on October 11, 2005.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer, filed herewith.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

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

On June 21, 2006, the Company filed a Current Report on Form 8-K announcing its entry into a loan agreement with the Hanford Area Economic Investment Fund Committee (“HAEIFC”) for a $1.4 million loan facility.

On August 10, 2006, the Company filed a Current Report on Form 8-K announcing the return of the Mercatus shares and their cancellation.

On August 18, 2006, the Company filed a Current Report on Form 8-K announcing the sale of unregistered common stock and warrants pursuant to a Common Stock and Warrant Purchase Agreement.

On September 8, 2006, the Company filed a Current Report on Form 8-K announcing a press release of the Company’s preliminary financial results for the year ended June 30, 2006 and anticipated first quarter of fiscal year 2007.

On September 11, 2006, the Company filed a Current Report on Form 8-K announcing the resignation of the Company’s Chief Financial Officer, the appointment of a new Chief Financial Officer, and the transcript from the Company’s presentation at the Roth Capital Conference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, DeCoria, Maichel & Teague, P.S., and to its previous principal accountant, S. W. Hatfield, CPA of Dallas, Texas:

	Year ended June 30, 2006	Nine months ended June 30, 2005	Year ended September 30, 2004

1. Audit fees(1)	$72,292	$4,663	$5,512
2. Audit-related fees	1,150	-	-
3. Tax fees	2,750	-	-
4. All other fees	-	-	-
Totals	$76,192	$4,663	$5,512

(1)	Fees for the year ended June 30, 2006 were as follows: $49,125 paid to DeCoria, Maichel & Teague, P.S. and $23,167 paid to S. W. Hatfield, CPA.

As part of its responsibility for oversight of the independent registered public accountants, the Audit Committee has established a pre-approval policy for engaging audit and permitted non-audit services provided by our independent registered public accountants, DeCoria, Maichel & Teague, P.S. In accordance with this policy, each type of audit, audit-related, tax and other permitted service to be provided by the independent auditors is specifically described and each such service, together with a fee level or budgeted amount for such service, is pre-approved by the Audit Committee. The Audit Committee has delegated pre-approval authority to its Chairman to pre-approve additional non-audit services (provided such services are not prohibited by applicable law) up to a pre-established aggregate dollar limit. All services pre-approved by the Chairman of the Audit Committee must be presented at the next Audit Committee meeting for their review and ratification. All of the services provided by DeCoria, Maichel & Teague, P.S. described above were approved by our Audit Committee.

The Company’s principal accountant, DeCoria, Maichel & Teague P.S. did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

IsoRay, Inc.
Index to Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
IsoRay, Inc.
Richland, Washington

We have audited the accompanying consolidated balance sheets of IsoRay, Inc. and Subsidiary (“the Company”) (see Note 1) as of June 30, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IsoRay, Inc. and Subsidiary as of June 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, certain conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DeCoria, Maichel & Teague, P.S.

Spokane, Washington
September 26, 2006

IsoRay, Inc. and Subsidiary
Consolidated Balance Sheets

	June 30,
	2006	2005

ASSETS

Current assets:
Cash and cash equivalents	$2,207,452	$1,653,144
Accounts receivable, net of allowance for doubtful accounts
of $85,183 and $17,075, respectively	596,447	49,969
Inventory	161,381	81,926
Prepaid expenses	161,546	181,266

Total current assets	3,126,826	1,966,305

Fixed assets, net of accumulated depreciation	1,642,293	842,323
Deferred financing costs, net of accumulated amortization	274,358	548,837
Licenses, net of accumulated amortization	273,475	18,656
Other assets, net of accumulated amortization	338,987	226,263

Total assets	$5,655,939	$3,602,384

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$584,296	$695,588
Accrued payroll and related taxes	614,645	157,924
Accrued interest payable	11,986	41,325
Notes payable, due within one year	51,351	43,116
Capital lease obligations, due within one year	183,554	9,604
Convertible debentures payable, due within one year	455,000	-

Total current liabilities	1,900,832	947,557

Notes payable, due after one year	581,557	562,224
Capital lease obligations, due after one year	220,415	19,584
Convertible debentures payable, due after one year	-	3,587,875
Asset retirement obligation	67,425	-

Total liabilities	2,770,229	5,117,240

Shareholders' equity (deficit):
Preferred stock, $.001 par value; 6,000,000 shares authorized:
Series A: 1,000,000 shares allocated; no shares issued and outstanding	-	-
Series B: 5,000,000 shares allocated; 144,759 and 1,338,167 shares issued and
outstanding	145	1,338
Common stock, $.001 par value; 194,000,000 and 100,000,000 shares authorized;
15,157,901 and 6,163,623 shares issued and outstanding	15,158	6,164
Subscriptions receivable	(6,122,007)	-
Additional paid-in capital	22,538,675	3,805,773
Accumulated deficit	(13,546,261)	(5,328,131)

Total shareholders' equity (deficit)	2,885,710	(1,514,856)

Total liabilities and shareholders' equity (deficit)	$5,655,939	$3,602,384

The accompanying notes are an integral part of these financial statements.

IsoRay, Inc. and Subsidiary
Consolidated Statements of Operations

	Year ended June 30,
	2006	2005

Product sales	$1,994,306	$201,731
Cost of product sales	3,815,122	1,474,251

Gross loss	(1,820,816)	(1,272,520)

Operating expenses:
Research and development	450,425	137,532
Sales and marketing expenses	1,420,500	701,822
General and administrative expenses	3,503,522	1,871,325

Total operating expenses	5,374,447	2,710,679

Operating loss	(7,195,263)	(3,983,199)

Non-operating income (expense):
Interest income	51,744	2,394
Financing expense	(689,100)	(167,493)
Loss on disposal of fixed assets	-	(120,890)
Debt conversion expense (Note 11)	(385,511)	-

Non-operating income (expense), net	(1,022,867)	(285,989)

Net loss	$(8,218,130)	$(4,269,188)

Basic loss per share	$(0.68)	$(0.78)

Shares used in computing net loss per share:
Basic	12,051,964	5,470,046

The accompanying notes are an integral part of these financial statements.

IsoRay, Inc. and Subsidiary
Consolidated Statement of Changes in Shareholders' Equity (Deficit)

	IsoRay, Inc. (MN) (1)						IsoRay Medical, Inc.
	Series B Preferred Stock		Common Stock		IsoRay, Inc. (WA) Common Stock (2)		Series B Preferred Stock		Common Stock		Subscriptions	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Total

Balances at June 30, 2004	-	$-	-	$-	2,767,700	$2,768	-	$-	8,424	$8	$-	$1,369,910	$(1,058,943)	$313,743

Issuance of IsoRay, Inc. (WA) common shares pursuant to exercise of options					71,580	71						71,509		71,580
Issuance of IsoRay, Inc. (WA) common shares as compensation					57,025	57						56,968		57,025
Issuance of IsoRay Products LLC member shares for cash, net of offering costs												303,743		303,743
Merger of IsoRay, Inc (WA) and IsoRay Products LLC into IsoRay Medical, Inc.					(2,896,305)	(2,896)	1,249,832	1,249	5,195,205	5,196		(3,549)		-
Reversal of dividends accrued by IsoRay Products LLC												91,765		91,765
Issuance of IsoRay Medical, Inc. common shares for cash pursuant to private
placement, net of offering costs									644,828	645		1,355,933		1,356,578
Issuance of IsoRay Medical, Inc. common shares pursuant to exercise of warrants
granted in connection with private placement									109,296	109		64,766		64,875
Issuance of IsoRay Medical, Inc. common shares as inducement for guarantee of debt									177,856	178		348,203		348,381
Issuance of IsoRay Medical, Inc. common shares as partial payment for laser
welding stations									25,526	26		49,974		50,000
Issuance of Series B preferred shares pursuant to exercise of warrants							90,823	91				96,651		96,742
Exchange of Series B preferred shares for IsoRay Medical, Inc. common shares							(2,488)	(2)	2,488	2		-		-
Payments to common shareholders in lieu of issuing fractional shares												(100)		(100)
Net loss													(4,269,188)	(4,269,188)

Balances at June 30, 2005	-	-	-	-	-	-	1,338,167	1,338	6,163,623	6,164	-	3,805,773	(5,328,131)	(1,514,856)

Merger of IsoRay, Inc. (formerly Century Park Pictures Corporation) and
IsoRay Medical, Inc., net of fractional shares paid in cash (see Note 1)	1,338,132	1,338	6,163,518	6,164			(1,338,167)	(1,338)	(6,163,623)	(6,164)				-
Common stock held by shareholders of Century Park Picture Corporation
after the reverse acquisition			2,498,534	2,499								8,733		11,232
Issuance of common shares as payment for merger consulting services			168,472	169								329,831		330,000
Payments to shareholders in lieu of issuing fractional shares												(734)		(734)
Issuance of preferred stock pursuant to exercise of warrants	8,708	8										6,977		6,985
Issuance of preferred stock pursuant to exercise of warrants paid by surrending
a partial note payable	44,788	45										48,268		48,313
Issuance of common stock pursuant to exercise of warrants			84,147	84								49,866		49,950
Issuance of common stock pursuant to exercise of options			101,284	101								119,476		119,577
Conversion of preferred stock to common stock	(1,246,869)	(1,246)	1,246,869	1,246										-
Exchange of convertible debentures payable to common stock			911,271	911								3,681,964		3,682,875
Issuance of warrants pursuant to short-term inducement to convert debentures												385,511		385,511
Issuance of warrants as inducement for note payable from shareholder (see Note 9)												60,000		60,000
Issuance of common stock pursuant to the October 2005 private
placement, net of offering costs			1,500,000	1,500								5,406,626		5,408,126
Issuance of common stock pursuant to the February 2006 private
placement, net of offering costs			268,889	269								1,107,955		1,108,224
Issuance of common stock to Mercatus subject to a subscription
receivable agreement			1,748,146	1,748							(6,122,007)	6,120,259		-
Issuance of common stock for payment of invoices			39,007	39								184,996		185,035
Issuance of common stock pursuant to the June 2006 warrant
exercise solicitation, net of offering costs			427,764	428								1,223,174		1,223,602
Net loss													(8,218,130)	(8,218,130)

Balances at June 30, 2006	144,759	$145	15,157,901	$15,158	-	$-	-	$-	-	$-	$(6,122,007)	$22,538,675	$(13,546,261)	$2,885,710

1. IsoRay, Inc (MN) is the current registrant (formerly Century Park Pictures Corporation) and a Minnesota corporation.

2. IsoRay, Inc. (WA) is a former Washington corporation which was merged into IsoRay Medical, Inc. in fiscal year 2005.

The accompanying notes are an integral part of these financial statements.

IsoRay, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Year ended June 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,218,130)	$(4,269,188)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization of fixed assets	271,060	140,099
Amortization of deferred financing costs and other assets	384,266	82,358
Accretion of asset retirement obligation	4,385	-
Loss on disposal of fixed assets	-	120,890
Merger consulting fees paid by issuance of common stock	330,000	-
Consulting and repair fees paid by issuance of common stock	39,750	57,025
Rent expense paid by issuance of common stock	90,026	-
Debt conversion expense (Note 11)	385,511	-
Changes in operating assets and liabilities:
Accounts receivable, net	(546,478)	(49,969)
Inventory	(79,455)	(62,200)
Prepaid expenses	41,252	(104,133)
Accounts payable and accrued expenses	(132,646)	566,567
Accrued payroll and related taxes	456,721	99,914
Accrued interest payable	(29,339)	33,090

Net cash used by operating activities	(7,003,077)	(3,385,547)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(474,795)	(724,029)
Additions to licenses and other assets	(395,201)	(431,438)
Cash acquired in reverse acquisition (Note 1)	32,587	-

Net cash used by investing activities	(837,409)	(1,155,467)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable, net of financing costs	646,542	315,000
Proceeds from sales of convertible debentures payable	550,000	3,587,875
Principal payments on notes payable	(592,790)	(23,653)
Principal payments on capital lease obligations	(124,688)	(2,914)
Proceeds from cash sales of common shares pursuant to private placement, net of offering costs	6,516,350	1,847,511
Proceeds from cash sales of preferred stock, pursuant to exercise of warrants	6,985	-
Proceeds from cash sales of common stock, pursuant to exercise of warrants	49,950	-
Proceeds from cash sales of common stock, pursuant to exercise of options	119,577	-
Proceeds from cash sales of common stock, pursuant to June 2006 warrant exercises	1,223,602	-
Payments to common shareholders in lieu of issuing fractional shares	(734)	(100)

Net cash provided by financing activities	8,394,794	5,723,719

Net increase in cash and cash equivalents	554,308	1,182,705
Cash and cash equivalents, beginning of period	1,653,144	470,439

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,207,452	$1,653,144

Supplemental disclosures of cash flow information:
Cash paid for interest	$361,832	$57,657

Non-cash investing and financing activities:
Exchange of convertible debentures payable for shares of common stock	$3,682,875	$-
Fixed assets acquired by capital lease obligations	507,947	32,102
Increase in PP&E related to asset retirement obligation	63,040
Issuance of common shares as partial payment for production equipment	25,248	50,000
Issuance of common shares as partial payment of notes payable	48,313	-
Liabilities acquired in acquisition	21,355	-
Prepaid rent paid by issuance of common stock	120,036	-
Issuance of warrants as an inducement for a note payable	60,000	-
Issuance of preferred shares for debt reduction	-	46,007
Issuance of common shares as compensation for guarantee of debt	-	348,381
Reversal of dividends payable to IsoRay Products LLC members	-	(91,765)

The accompanying notes are an integral part of these financial statements.

IsoRay, Inc.
Notes to Consolidated Financial Statements
For the years ended June 30, 2006 and 2005

1. Organization

Historical Organization

Century Park Pictures Corporation (“Century”) was organized under Minnesota law in 1983. Century is a public company subject to the periodic reporting requirements of the Securities Exchange Act of 1934.

Century had no operations since its fiscal year ended September 30, 1999 through June 30, 2005.

Merger Transaction

On May 27, 2005, IsoRay Medical, Inc. (“Medical”) entered into a merger agreement with Century to merge with Century’s newly-formed, wholly-owned subsidiary.

On July 28, 2005, the merger transaction closed. As a result of the merger, Medical became a wholly-owned subsidiary of Century, which concurrently changed its name to IsoRay, Inc. (“IsoRay” or “the Company”).

IsoRay issued shares of its common and preferred stock to the holders of common and preferred stock of Medical at a rate of 0.842362 share of IsoRay’s stock for each share of Medical’s stock. Options and warrants to purchase common and preferred stock of Medical were also converted at the same rate into options and warrants to purchase common and preferred stock of IsoRay, Inc. On a fully-diluted basis, Medical’s shareholders owned approximately 82% of IsoRay’s outstanding securities.

Management believes the transaction was structured to qualify as a non-taxable reorganization under Section 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended.

Financial Presentation

Medical, a Delaware corporation, was incorporated effective June 15, 2004 to develop, manufacture and sell isotope-based medical products and devices for the treatment of cancer and other diseases. Medical is headquartered in Richland, Washington.

Medical was formed for the purpose of combining the operations of IsoRay, Inc. (a former Washington corporation) (“IsoRay (WA)”) and its subsidiary, IsoRay Products LLC, two companies that shared common ownership and management with Medical. Medical’s management initiated a merger transaction effective October 1, 2004, in order to accomplish the combining of operations.

Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, requires that following a merger the accounting acquirer’s financial statements should be used for historical comparisons. Although the legal acquirer was Century, for accounting purposes Medical was the acquirer and as such Medical’s historical financial statements are shown for comparative purposes. Also for accounting purposes, the merger was accounted for as though it happened on July 1, 2005.

As part of the reverse merger, Medical acquired cash of $32,587 and accounts payable of $21,355.

2. Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary (collectively the “Company”). All significant intercompany accounts and transactions have been eliminated.

Basis of Presentation

During the fourth quarter of fiscal year 2005, Medical’s management determined that Medical had emerged from the development stage, inasmuch as its planned principal operations had commenced. Prior to that time, Medical’s activities had consisted primarily of conducting research and development and soliciting equity and debt financing. Accordingly, the Company’s financial statements are no longer presented as those of a development stage enterprise as they were in prior periods, as prescribed by Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount that management of the Company expects to collect from outstanding balances. Management provides for probable uncollectible amounts through an allowance for doubtful accounts. Additions to the allowance for doubtful accounts are based on management’s judgment, considering historical write-offs, collections and current credit conditions. Balances which remain outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to the applicable accounts receivable. Payments received subsequent to the time that an account is written off are considered bad debt recoveries.

Inventory

Inventory is reported at the lower of cost, determined using the weighted average method, or net realizable value.

Fixed Assets

Fixed assets are carried at the lower of cost or net realizable value. Production equipment with a cost of $2,500 or greater, and other fixed assets with a cost of $1,000 or greater are capitalized. Major betterments that extend the useful lives of assets are also capitalized. Normal maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations.

Depreciation is computed using the straight-line method over the following estimated useful lives:

Production equipment	7 years
Office equipment	5 years
Furniture and fixtures	5 years

Leasehold improvements and capital lease assets are amortized over the shorter of the life of the lease or the estimated life of the asset.

The Company has adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The provisions of SFAS No. 144 require that an impairment loss be recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset. Measurement of an impairment loss is based on the estimated fair value of the asset if the asset is expected to be held and used.

Management of the Company periodically reviews the net carrying value of all of its equipment on an asset by asset basis. These reviews consider the net realizable value of each asset, as measured in accordance with the preceding paragraph, to determine whether an impairment in value has occurred, and the need for any asset impairment write-down.

Although management has made its best estimate of the factors that affect the carrying value based on current conditions, it is reasonably possible that changes could occur which could adversely affect management's estimate of net cash flows expected to be generated from its assets, and necessitate asset impairment write-downs.

Deferred Financing Costs

Financing costs related to the acquisition of debt are deferred and amortized over the term of the related debt using the effective interest method. Deferred financing costs include the fair value of shares issued to certain shareholders for their guarantee of certain Company debt (see Notes 8 and 9). Amortization of deferred financing costs, totaling $296,608 and $76,746 for the years ended June 30, 2006 and 2005, respectively, is included in financing expense on the statements of operations.

Licenses

Amortization of licenses is computed using the straight-line method over the estimated economic useful lives of the assets. In fiscal year 2006, the Company entered into an agreement with IBt, SA, a Belgian company (“IBt”) to use IBt’s proprietary “Ink Jet” production process and paid to IBt $275,000. The IBt license is being amortized over the 15 year term of the license. Amortization of licenses was $20,530 and $2,674 for the years ended June 30, 2006 and 2005, respectively.

The Company periodically reviews the carrying values of licenses in accordance with SFAS No. 144 and any impairments are recognized when the expected future operating cash flows to be derived from such assets are less than their carrying value.

Based on the licenses recorded at June 30, 2006, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for each fiscal year ending June 30th, is expected to be as follows: $20,224 for 2007, $20,224 for 2008, $20,224 for 2009, $18,600 for 2010, and $18,333 for 2011.

Other Assets

Other assets, which include deferred charges and patents, are stated at cost, less accumulated amortization. Amortization of patents is computed using the straight-line method over the estimated economic useful lives of the assets. The Company periodically reviews the carrying values of patents in accordance with SFAS No. 144 and any impairments are recognized when the expected future operating cash flows to be derived from such assets are less than their carrying value.

Based on the patents and other intangible assets recorded in other assets at June 30, 2006, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for each fiscal year ending June 30th, is expected to be as follows: $10,790 for 2007, $4,826 for 2008, $1,843 for 2009, $1,843 for 2010, and $1,843 for 2011.

Asset Retirement Obligation

SFAS No. 143, Asset Retirement Obligations, establishes standards for the recognition, measurement and disclosure of legal obligations associated with the costs to retire long-lived assets. Accordingly, under SFAS No. 143, the fair value of the future retirement costs of the Company’s leased assets are recorded as a liability on a discounted basis when it is incurred and an equivalent amount is capitalized to property and equipment. The initial recorded obligation, which has been discounted using the Company’s credit-adjusted risk free-rate, will be reviewed periodically to reflect the passage of time and changes in the estimated future costs underlying the obligation. The Company amortizes the initial amount capitalized to property and equipment and recognizes accretion expense in connection with the discounted liability over the estimated remaining useful life of the leased assets.

During the years ended June 30, 2006 and 2005, the asset retirement obligation changed as follows:

2006
Beginning balance	$-
New obligations	63,040
Accretion of discount	4,385
Ending balance	$67,425

 Financial Instruments

The Company discloses the fair value of financial instruments, both assets and liabilities, recognized and not recognized in the balance sheet, for which it is practicable to estimate the fair value. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced liquidation sale.

The carrying amounts of financial instruments, including cash and cash equivalents; accounts receivable; accounts payable; notes payable; capital lease obligations; and convertible debentures payable, approximated their fair values at June 30, 2006 and 2005.

Revenue Recognition

The Company applies the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. SAB No. 104, which supersedes SAB No. 101, Revenue Recognition in Financial Statements, provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. The Company recognizes revenue related to product sales when (i) persuasive evidence of an arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is reasonably assured.

Revenue for the fiscal years ended June 30, 2006 and 2005 was derived solely from sales of the 131Cs brachytherapy seed, which is used in the treatment of cancer. The Company recognizes revenue once an order has been received and shipped to the customer. Prepayments, if any, received from customers prior to the time that products are shipped are recorded as deferred revenue. In these cases, when the related products are shipped, the amount recorded as deferred revenue is recognized as revenue. The Company accrues for sales returns and other allowances at the time of shipment.

Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, requires companies to recognize stock-based expense based on the estimated fair value of employee stock options. Alternatively, SFAS No. 123 allows companies to retain the current approach set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), provided that expanded footnote disclosure is presented. The Company has not adopted the fair value method of accounting for stock-based compensation under SFAS No. 123, but provides the pro forma disclosure required when appropriate (see Note 12).

Research and Development Costs

Research and development costs, including salaries, research materials, administrative expenses and contractor fees, are charged to operations as incurred. The cost of equipment used in research and development activities which has alternative uses is capitalized as part of fixed assets and not treated as an expense in the period acquired. Depreciation of capitalized equipment used to perform research and development is classified as research and development expense in the year computed.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and included in cost of product sales.

Legal Contingencies

In the ordinary course of business, the Company is involved in legal proceedings involving contractual and employment relationships, product liability claims, patent rights, and a variety of other matters. The Company records contingent liabilities resulting from asserted and unasserted claims against it, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. The Company discloses contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. Currently, the Company does not believe any probable legal proceedings or claims will have a material impact on its financial position or results of operations. However, if actual or estimated probable future losses exceed the Company’s recorded liability for such claims, it would record additional charges as other expense during the period in which the actual loss or change in estimate occurred.

Income Taxes

Income taxes are accounted for under the liability method. Under this method, the Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years based on the reporting of certain costs in different periods for financial statement and income tax purposes. This method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment of the change.

Income (Loss) Per Common Share

The Company accounts for its income (loss) per common share according to SFAS No. 128, Earnings Per Share. Under the provisions of SFAS No. 128, primary and fully diluted earnings per share are replaced with basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Common stock equivalents, including warrants to purchase the Company's common stock and common stock issuable upon the conversion of notes payable, are excluded from the calculations when their effect is antidilutive. Basic weighted average shares outstanding for the year ended June 30, 2005 have been adjusted to reflect the exchange ratio contained in the merger transaction dated July 28, 2005 (see Note 1). At June 30, 2006 and 2005, the calculation of diluted weighted average shares does not include preferred stock, options, or warrants that are potentially convertible into common stock as those would be antidilutive due to the Company’s net loss position.

Securities that could be dilutive in the future as of June 30, 2006 and 2005 are as follows:

	2006	2005
Preferred stock	144,759	1,338,167
Preferred stock warrants	179,512	233,008
Common stock warrants	2,502,769	136,158
Common stock options	3,129,692	2,237,802
Convertible debentures	109,639	864,548

Total potential dilutive securities	6,066,371	4,809,683

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results could differ from those estimates and affect the amounts reported in the financial statements.

Reclassification Entries

Certain reclassifications, primarily the separate disclosure of deferred financing costs and licenses, have been made to the 2005 financial statements to conform to the presentation in the 2006 financial statements.

3. Risks and Uncertainties

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. However, our large operating losses and accumulated deficit, among other things, raise substantial doubt about our ability to continue as a going concern. Management plans to raise additional financing (including the sale of additional equity or borrowings) and grow the revenues of our core product while continually analyzing other market opportunities. However, no assurance can be given that such financing will be completed on terms acceptable to the Company or that the Company will be able to meet its revenue targets. If the Company is unable to obtain additional financing and grow revenues, we may have to curtail our business or cease operations. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4. Inventory

Inventory consists of the following at June 30, 2006 and 2005:

	2006	2005
Raw materials	$61,531	$27,659
Work in process	67,906	54,267
Finished goods	31,944	-

	$161,381	$81,926

The cost of materials and production costs contained in inventory that are not useable due to the passage of time, and resulting loss of bio-effectiveness, are written off to cost of product sales at the time it is determined that the product is not useable. It is not possible to determine what portion of cost of product sales is represented by “spoilage.”

5. Prepaid Expenses

Prepaid expenses consist of the following at June 30, 2006 and 2005:

	2006	2005
Prepaid contract work	$7,913	$65,328
Prepaid insurance	21,340	15,853
Prepaid rent	30,009	-
Other prepaid expenses	102,284	100,085

	$161,546	$181,266
6. Fixed Assets

Fixed assets consist of the following at June 30, 2006 and 2005:

	2006	2005
Production equipment	$590,908	$399,448
Office equipment	70,060	31,028
Furniture and fixtures	100,653	7,736
Leasehold improvements	652,404	138,692
Capital lease assets (a)	599,738	34,049
Construction in progress	34,254	366,034

	2,048,017	976,987
Less accumulated depreciation	(405,724)	(134,664)

	$1,642,293	$842,323

(a) June 30, 2006 balance includes asset retirement addition of $63,040.

Depreciation and amortization expense related to fixed assets totaled $271,060 and $140,099 for 2006 and 2005, respectively. Accumulated amortization of capital lease assets totaled $55,644 at June 30, 2006.

7. Other Assets

Other assets, net of accumulated amortization, consist of the following at June 30, 2006 and 2005:

	2006	2005
Deferred charges	$318,885	$204,649
Patents and trademarks, net of accumulated amortization of $13,831 and $12,318	20,102	21,614

	$338,987	$226,263

Deferred charges consist of prepaid legal fees for patents which have not yet been obtained, and prepayments and deposits on fixed assets and contracts. Amortization of patents and trademarks was $1,513 and $2,938 for the years ended June 30, 2006 and 2005, respectively.

8. Bank Line of Credit

The Company has a $375,000 revolving line of credit with Columbia River Bank that expires on March 1, 2007. Amounts outstanding under the line bear interest at the bank’s reference rate (Wall Street Journal Prime Rate, which was 8.25% at June 30, 2006) plus 2.0%. The line of credit is collateralized by all accounts receivable and inventory, and is personally guaranteed by certain shareholders up to $375,000 (see Note 12). The Company had no borrowings under the line of credit at June 30, 2006.

9. Notes Payable

Notes payable consist of the following at June 30, 2006 and 2005:

	2006	2005

Tri-City Industrial Development Council (TRIDEC) note payable (a)	$10,000	$20,000

Benton-Franklin Economic Development District (BFEDD) note payable (b)	204,237	222,693
Columbia River Bank note payable (c)	-	43,654
Convertible notes payable (d)	-	318,993
Hanford Area Economic Investment Fund
Committee (HAEIFC) note payable (e)	418,671	-

	632,908	605,340
Less amounts due within one year	(51,351)	(43,116)

Amounts due after one year	$581,557	$562,224

(a)
This is a non-interest bearing note, due in annual installments of $10,000, maturing August 2006. The note payable to TRIDEC bears no interest, but has not been discounted because the note was exchanged solely for cash.

(b)
The note payable to BFEDD, which is collateralized by substantially all of the Company’s assets, and guaranteed by certain shareholders, was executed pursuant to a Development Loan Agreement. The note contains certain restrictive covenants relating to: working capital; levels of long-term debt to equity; incurrence of additional indebtedness; payment of compensation to officers and directors; and payment of dividends. The note is payable in monthly installments including interest at 8.0% per annum with a final balloon payment due in October 2009. At June 30, 2006, the Company was not in compliance with certain of the covenants. The Company has obtained a waiver from BFEDD, relating to these covenants, through June 30, 2007.

(c)	During fiscal year 2006, the Company repaid the note payable to Columbia River Bank from cash on hand.
(d)
The merger agreement between Medical, IsoRay (WA), and IsoRay Products LLC (see Note 1) provided the former note holders of IsoRay Products LLC with the option of exchanging their notes for IsoRay Medical, Inc. Series A preferred shares, or receiving IsoRay Medical, Inc. notes payable with substantially the same terms and conditions as their IsoRay Products LLC notes. None of the IsoRay Products LLC note holders elected to receive IsoRay Medical, Inc. Series A preferred shares. Accordingly, all the note holders (i.e., investors) were issued convertible notes. Note holders can convert principal and accrued interest on their outstanding balances into Series B preferred shares by exercising the warrants that were issued to them in connection with the merger (see Note 1). The notes accrued interest at 10%, which was paid quarterly, and were scheduled to mature in 2006 and 2007. All of the notes were converted into preferred shares or repaid during 2006.

(e)
In June 2006, the Company entered into a note payable with HAEIFC, which is collateralized by receivables, inventory, equipment, and certain life insurance policies. The total note payable facility is for $1.4 million and is to be used to purchase production equipment. In June 2006, the Company requested an initial disbursement of approximately $400,000. The note contains certain restrictive covenants relating to: financial ratios; payment of compensation to officers and directors; and payment of dividends. The note accrues interest at 9% and is payable in monthly installments with the final installment due in July 2016.

On October 14, 2005, the Company borrowed $250,000 under a short-term note payable from a shareholder who was later appointed to the Board of Directors in April 2006. The note, which bore interest at the rate of 10.0%, was paid in full on its due date of December 1, 2005. In connection with the loan, the Company granted a warrant to purchase 12,500 shares of common stock at an aggregate total exercise price of $10. The Company recorded financing expenses of $60,000 related to the issuance of these warrants.

Principal maturities on notes payable are due as follows:

Year ending June 30,
2007	$51,351
2008	49,072
2009	53,593
2010	179,068
2011	38,204
Thereafter	261,620

$632,908

10. Capital Lease Obligations

The Company leases certain equipment under long-term agreements that represent capital leases. Future minimum lease payments under capital lease obligations are as follows:

Year ending June 30,
2007	$232,336
2008	215,057
2009	27,627
2010	-
2011	-
Thereafter	-

Total future minimum lease payments	475,020
Less amounts representing interest	(71,051)

Present value of net minimum lease payments	403,969
Less amounts due in one year	(183,554)

Amounts due after one year	$220,415

11. Convertible Debentures Payable

Through June 30, 2005, the Company had sold $3,587,875 of convertible debentures pursuant to the January 31, 2005 Offering (see Note 12). In July 2005, the Company sold an additional $550,000 of these convertible debentures. The debentures, which bear interest at 8% and mature two years from the date of issuance (through June 2007), can be converted into shares of the Company’s common stock at a rate of $4.15 per share plus, at the discretion of the Company, either a cash payment for accrued interest, or that number of common shares equal to the amount of unpaid accrued interest at $4.15 per share.

After the debentures had been outstanding for six months, the Company could, at its option, prepay them, in whole or in part, by paying the principal and interest accrued through the date of the prepayment. If only a portion of the debenture is prepaid, a new debenture with substantially the same terms and conditions will be issued to the debenture holder for the remaining principal balance.

On December 13, 2005, the Board of Directors announced a short-term conversion inducement to current holders of the convertible debentures, originally issued in conjunction with the January 31, 2005 Private Placement Offering. Holders were permitted two conversion options: 1) convert under the original terms of the debenture to the Company’s common stock at a $4.15 conversion price, and register the newly issued shares in the Form SB-2 Registration Statement filed with the SEC on November 10, 2005, or 2) convert under terms essentially identical to those offered to purchasers of Units in the Offering of October 17, 2005 - a $4.00 conversion price and one callable warrant to purchase one share of the Company's common stock at an exercise price of $6.00 per share for each share issued upon conversion (waiving registration rights for approximately one year). As of June 30, 2006, holders of $3,682,875 of debentures had converted to common stock of the Company, responding to the inducement of the second exercise method described above. As of June 30, 2006, the Company had issued 911,271 shares of common stock (including approximately 23,840 incremental shares not previously available to holders of debentures under the original conversion terms), and 659,469 warrants to purchase shares of common, exercisable at $6.00 per share. As of June 30, 2006, the Company recognized $385,511 in non-cash short-term inducement expense, in accordance with SFAS No. 84.

12. Shareholders’ Equity (Deficit)

The authorized capital structure of the Company consists of $.001 par value preferred stock and $.001 par value common stock.

Preferred Stock

The Company's Certificate of Incorporation authorizes 6,000,000 shares of $0.001 par value preferred stock available for issuance with such rights and preferences, including liquidation, dividend, conversion and voting rights, as described below.

Series A

Series A preferred shares are entitled to a 10% dividend annually on the stated par value per share. These shares are convertible into shares of common stock at the rate of one share of common stock for each share of Series A preferred stock, and are subject to automatic conversion into common stock upon the closing of an underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933 covering the offer and sale of common stock in which the gross proceeds to the Company are at least $4 million. Series A preferred shareholders have voting rights equal to the voting rights of common stock, except that the vote or written consent of a majority of the outstanding preferred shares is required for any changes to the Company’s Certificate of Incorporation, Bylaws or Certificate of Designation, or for any bankruptcy, insolvency, dissolution or liquidation of the Company. Upon liquidation of the Company, the Company’s assets are first distributed ratably to the Series A preferred shareholders. At June 30, 2006, there were no Series A preferred shares outstanding.

Series B

Series B preferred shares are entitled to a cumulative 15% dividend annually on the stated par value per share. These shares are convertible into shares of common stock at the rate of one share of common stock for each share of Series B preferred stock, and are subject to automatic conversion into common stock upon the closing of an underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933 covering the offer and sale of common stock in which the gross proceeds to the Company are at least $4 million. Series B preferred shareholders have voting rights equal to the voting rights of common stock, except that the vote or written consent of a majority of the outstanding preferred shares is required for any changes to the Company’s Certificate of Incorporation, Bylaws or Certificate of Designation, or for any bankruptcy, insolvency, dissolution or liquidation of the Company. Upon liquidation of the Company, the Company’s assets are first distributed ratably to the Series A preferred shareholders, then to the Series B preferred shareholders. At June 30, 2006, there were 144,759 Series B preferred shares outstanding and cumulative dividends in arrears were $39,356.

In addition to the shares of common stock and Series B preferred stock issued pursuant to the merger transaction (see Note 1), the Company had the following transactions that affected shareholders’ equity (deficit) during the years ended June 30, 2006 and 2005.

IsoRay, Inc. June 2006 Warrant Exercise Solicitation

In June 2006, the Board of Directors approved a limited one-time discount of the exercise price of outstanding warrants (with exercise prices over $3.00) to $3.00 per share of common stock if the warrants were exercised on or before June 30, 2006.  The warrants were primarily held by investors who purchased them as part of the Company’s October 2005 and February 2006 private placement offerings. The Company issued 427,764 common shares and raised $1,223,602, net of offering costs, through this warrant exercise solicitation.

IsoRay, Inc. February 2006 Private Placement

On February 1, 2006 the Company commenced an offering of Investment Units (“Units”) for sale, pursuant to a Private Placement Offering (the “February 2006 Offering”), which management believes was exempt from registration under the Securities Act of 1933 ("the Act") pursuant to Section 4(2) of the Act and Rule 506 of Regulation D. The February 2006 Offering consisted of a maximum of 89 Units, each Unit consisting of 5,000 shares of common stock and a warrant to purchase 5,000 shares of common stock at an exercise price of $6.50 per share. The Units were sold for $22,500 per Unit. The Company closed this offering on February 24, 2006. Approximately $1.1 million, net of offering costs, was raised under the February 2006 Offering.

IsoRay, Inc. Subscriptions Receivable

On December 7, 2005, the Company entered into a SICAV ONE Securities Purchase Agreement and a SICAV TWO Securities Purchase Agreement (collectively, the "Purchase Agreements") with Mercatus & Partners, Limited, a United Kingdom private limited company ("Mercatus"). The Purchase Agreements permitted Mercatus to purchase 1,748,146 shares of the Company's common stock at a purchase price of $3.502 per share subject to receipt of funding. As no funding had been received, on May 18, 2006, the Company requested immediate return of the certificates representing all shares of common stock to which Mercatus had previously subscribed in accordance with the terms of the Purchase Agreements. The Purchase Agreements call for return of certificates within ten days if funding is not received within two days of receipt of the notice. After significant delay and the Company's attainment of a court order, the share certificates were returned. On August 8, 2006, the share certificates were cancelled and the Purchase Agreements were terminated (see Note 17).

IsoRay, Inc. October 2005 Private Placement

On January 30, 2006 the Company closed an offering of Units for sale, pursuant to a Private Placement Offering (“the October 2005 Offering”) of October 17, 2005, which management believes was exempt from registration under the Securities Act of 1933 ("the Act") pursuant to Section 4(2) of the Act and Rule 506 of Regulation D. The October 2005 Offering consisted of a maximum of 200 Units, each Unit consisting of 5,000 shares of common stock and a warrant to purchase 5,000 shares of common stock at an exercise price of $6.00 per share. This maximum was increased, pursuant to the terms of the October 2005 Offering, at the sole discretion of the Company, to a maximum of 300 Units. The Units were sold for $20,000 per Unit. Approximately $5.4 million, net of offering costs, was raised under the October 2005 Offering.

IsoRay Medical, Inc. January 2005 Private Placement

In January 2005, Medical commenced an offering (“the January 2005 Offering”) of up to $2,000,000 of 8% convertible debentures (see Note 11) to accredited investors in a private placement, which management believes was exempt from registration under the Securities Act of 1933 ("the Act") pursuant to Section 4(2) of the Act and Rule 506 of Regulation D. On May 27, 2005, Medical amended and restated the January 2005 Offering to increase the maximum amount of the offering to $4,150,000.

Through June 30, 2005, Medical sold debentures totaling $3,587,875. In connection with the sales of these debentures, Medical paid commissions totaling $216,783 and legal expenses totaling $56,470, which amounts have been recorded as deferred financing costs.

In July 2005, Medical sold an additional $550,000 of debentures pursuant to this offering. The sale of these additional debentures was not subject to payment of commissions.

In 2006, $3,682,875 of the debentures were converted to common stock pursuant to a short-term conversion inducement (see Note 11).

IsoRay Medical, Inc. October 2004 Private Placement

In October 2004, Medical commenced an offering (“the October 2004 Offering”) of up to $2,000,000 of securities to accredited investors in a private placement, which management believes was exempt from registration under the Securities Act of 1933 ("the Act") pursuant to Section 4(2) of the Act and Rule 506 of Regulation D. The October 2004 Offering consisted of up to 100 Investment Units, each unit consisting of 10,000 shares of Medical’s common stock and a callable warrant to purchase 3,000 shares of common stock at an exercise price of $.50 per share, for $20,000 per Investment Unit. Simultaneous with the October 2004 Offering, the officers and directors of Medical had the right to independently sell similar Investment Units pursuant to a separate private placement memorandum on substantially the same terms and conditions as the October 2004 Offering.

During the year ended June 30, 2005, Medical sold 76.55 Investment Units, representing 765,500 common shares and callable warrants for the purchase of 229,650 common shares, for cash totaling $1,531,000. In connection with the sales of the Investment Units, Medical paid commissions and expense allowances totaling $119,980 to broker-dealers, and legal expenses totaling $54,442 to attorneys, which amounts have been recorded as reductions of additional paid-in capital.

In connection with the October 2004 Offering, Medical granted the selling broker-dealers warrants to purchase 4.23 Investment Units at $20,000 per Investment Unit. These Investment Units, which expire on March 25, 2007, represent 42,300 IsoRay Medical, Inc. common shares and 12,690 warrants to purchase common shares at $.50 per share.

Issuance of Common Stock for Guarantee of Debt

During fiscal year 2005, Medical issued 211,140 shares of its common stock to certain shareholders as an inducement for their guarantee of the Columbia River Bank line of credit (see Note 8) and the note payable to Benton-Franklin Economic Development District (see Note 9). The transactions were recorded at the fair value of the shares, estimated to be $348,381, since management considered this amount to be more readily determinable than the value of the guarantees. The guarantees were recorded as deferred financing costs (see Note 2).

Issuance of Common Stock in Payment of Consulting Services

During 2006, the Company issued 173,472 shares of its common stock in full satisfaction of consulting services including 168,472 shares that were issued as payment for merger consulting services (see Note 1). The shares were valued using the market price of the stock on the date of issue.

Issuance of Common Stock in Partial Payment of Equipment Purchase

During 2006, the Company issued 10,000 shares of its common stock and paid $962 of cash in full satisfaction for the purchase of production equipment and repairs and maintenance invoices totaling $40,962. The shares were valued using the market price of the stock on the date of issue.

During 2005, Medical issued 30,303 shares of its common stock and paid $40,000 of cash in full satisfaction of the $90,000 purchase price of three laser welding stations. The transaction was recorded at the purchase price of the laser welding stations, since management considered this amount to be more readily determinable than the fair value of the shares.

Cash Payments for Fractional Shares

During 2006, the Company paid a combined total of $734 to the former common and preferred shareholders of Medical and Century for fractional shares that resulted from the merger that was effective July 28, 2005 (see Note 1).

During 2005, Medical paid a combined total of $100 to the former common shareholders of IsoRay, Inc. (WA) and the former Class A, B and C members of IsoRay Products LLC for fractional shares that resulted from the merger that was effective October 1, 2004 (see Note 1).

Warrants to Purchase Series B Preferred Stock

Pursuant to a private placement of debt units during 2003 and 2004, IsoRay Products LLC issued $365,000 of notes payable to investors (see Note 9) and granted warrants for the purchase of 227,750 of its Class A member shares. In connection with the merger transaction of IsoRay (WA) and IsoRay Products LLC into IsoRay Medical, Inc. (see Note 1), Medical exchanged the IsoRay Products LLC warrants for warrants to purchase 384,440 IsoRay Medical, Inc. Series B preferred shares. The warrants activity is summarized as follows:

	2006 (a)		2005 (a)
	Warrants	Price (b)	Warrants	Price (b)
Beginning balance outstanding	233,008	$0.84	323,830	$0.91
Exercised	(53,496)	1.03	(90,822)	1.07

Ending balance outstanding	179,512	$0.79	233,008	$0.84

(a)	2005 share and price data and 2006 beginning balances have been adjusted to reflect the 0.842362 conversion ratio (see Note 1).
(b)	Weighted average price per share.

The following table summarizes additional information about the Company’s preferred warrants outstanding as of June 30, 2006:

Number of Warrants	Price	Expiration Date
56,876	$0.70	October 30, 2006
28,438	0.70	January 31, 2007
31,102	1.06	February 28, 2007
6,220	1.40	February 28, 2007
56,876	0.70	March 30, 2007

179,512

Warrants to Purchase Common Stock

In connection with the February 2006 Offering, the October 2005 Offering, the October 2004 Offering, and at other times the Company has issued warrants for the purchase of common stock. The warrants activity is summarized as follows:

	2006 (a)		2005 (a)
	Warrants	Price (b)	Warrants	Price (b)
Beginning balance outstanding	136,158	$1.20	-	$-
Warrants issued	2,878,522	5.85	245,454	0.93
Exercised	(511,911)	2.49	(109,296)	0.59

Ending balance outstanding	2,502,769	$5.73	136,158	$1.20

(a)	2005 share and price data and 2006 beginning balances have been adjusted to reflect the 0.842362 conversion ratio (see Note 1).
(b)	Weighted average price per share.

The following table summarizes additional information about the Company’s common warrants outstanding as of June 30, 2006:

Number of Warrants	Range of Exercise Prices	Expiration Date
19,500	$6.00	January 2007
2,488	$1.06	February 2007
46,419	$0.59 to $2.37	March 2007
277,616	$4.15	July 2007
12,500	$0.0008	October 2007
53,000	$6.00	October 2007
162,500	$6.00	November 2007
935,382	$5.75 to $6.00	December 2007
680,750	$6.00	January 2008
281,923	$6,00 to $6,50	February 2008
5,691	$4.15	March 2008
25,000	$2.00	July 2015

2,502,769

Common Stock Option Plans

On July 28, 2005, the Company adopted the Amended and Restated 2005 Stock Option Plan (the "Option Plan") and the Amended and Restated 2005 Employee Stock Option Plan (the "Employee Plan"), pursuant to which it may grant equity awards to eligible persons. The Option Plan allows the Board of Directors to grant options to purchase up to 1,800,000 shares of common stock to directors, officers, key employees and service providers of the Company, and the Employee Plan allows the Board of Directors to grant options to purchase up to 2,000,000 shares of common stock to officers and key employees of the Company. These options can be granted with various vesting schedules and have a maximum term of 10 years.

These plans replaced the IsoRay Medical, Inc. 2004 Stock Option Plan (“the 2004 Plan”) and the IsoRay Medical, Inc. 2004 Employee Stock Option Plan (“the 2004 Employee Plan”). The stated purpose of the plans was to provide an incentive-based form of compensation to directors, officers, key employees and service providers of Medical and encourage such persons to invest in shares of Medical’s common stock, thereby acquiring a proprietary interest in the success of Medical.

Replacement options were issued from the Option Plan and the Employee Plan to replace those options previously granted under the 2004 Plan and the 2004 Employee Plan. The replacement options are included in the totals show below for options granted and outstanding pursuant to the Option Plan and the Employee Plan.

Stock-Based Compensation

As described in Note 2, the Company currently accounts for stock-based compensation in accordance with SFAS No. 123. As permitted by SFAS No. 123, management currently accounts for share-based payments to employees using APB 25's intrinsic value method, and provides expanded footnote disclosure when necessary.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"), which is a revision of SFAS No. 123. SFAS No. 123(R) also supersedes APB 25, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach prescribed by SFAS No. 123. SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be permitted. SFAS No. 123(R) is effective at the beginning of the first fiscal year beginning after December 15, 2005. The Company plans to adopt SFAS 123(R) on July 1, 2006 on a prospective basis. Upon adoption, all future employee stock option grants plus the balance of the non-vested grants awarded prior to July 1, 2006, will be expensed over the stock option vesting period based on the fair value at the date the options are granted. The Company estimates that the impact of adoption will be an additional expense of $189,430 for employee stock options granted prior to June 30, 2006.

A summary of the Company’s stock option activity and related information for the years ended June 30, 2006 and 2005 is as follows:

	2006 (a)		2005 (a)
	Shares	Price (b)	Shares	Price (b)
Beginning balance outstanding	2,237,802	$1.31	383,430	$1.19
Granted (c)	1,189,722	3.23	1,962,703	1.33
Cancelled	(196,548)	1.19	-	-
Exercised	(101,284)	1.18	(108,331)	1.19

Ending balance outstanding	3,129,692	$2.05	2,237,802	$1.31
Exercisable at end of year	2,649,576	$1.79

(a)	2005 share and price data and 2006 beginning balances have been adjusted to reflect the 0.842362 conversion ratio (see Note 1).
(b)	Weighted average price per share.
(c)	All options granted had exercise prices equal to the ending market price of the Company’s common stock on the grant date.

The following table summarizes additional information about the Company’s stock options outstanding as of June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Price (a)	Life (b)	Shares	Price (a)
$1.00 to $1.19	1,886,179	$1.16	8.97 yrs	1,717,707	$1.16
$1.96 to $2.00	653,791	1.98	9.09 yrs	653,791	1.98
$3.80 to $4.15	318,472	3.99	9.49 yrs	128,078	3.88
$5.50 to $6.55	271,250	6.15	9.64 yrs	150,000	6.38
Total options	3,129,692			2,649,576

(a)	Weighted average exercise price.
(b)	Weighted average remaining contractual life.

The pro forma net loss presented below for the years ended June 30, 2006 and 2005 was determined as if the Company had accounted for these options under the fair value method of SFAS No. 123. The fair value of these options was estimated at the date of grant using the Black-Scholes method set forth in SFAS No. 123(R).

	2006	2005
Net loss as reported	$8,218,130	$4,269,188
SFAS No. 123 stock option expense	1,167,086	771,365

Pro forma net loss	$9,385,216	$5,040,553

Net loss per share:
Basic, as reported	$0.68	$0.78
Basic, pro forma	0.77	0.92
Diluted, as reported	0.68	0.78
Diluted, pro forma	0.77	0.92

The following assumptions were used in calculating the fair value of the options:

	2006	2005
Weighted average risk-free interest rate	4.67%	3.50%
Expected life of the option (in years)	7.31	10.00
Expected price volatility	31.24%	30.00%
Expected dividend yield	0.00%	0.00%

If the Company had fully accounted for its employee stock options in accordance with the provisions of SFAS No. 123, compensation expense would have been $1,167,086 and $771,365 greater than the amounts recorded for the years ended June 30, 2006 and 2005, respectively.

13. Income Taxes

The Company recorded no income tax provision or benefit for the years ended June 30, 2006 and 2005.

At June 30, 2006, the Company had a net deferred tax asset of approximately $3,820,000, arising principally from net operating loss carryforwards. The deferred tax asset was calculated based on the currently enacted 34% statutory income tax rate. Since management of the Company cannot determine if it is more likely than not that the Company will realize the benefit of its net deferred tax asset, a valuation allowance equal to the full amount of the net deferred tax asset at June 30, 2006 has been established.

At June 30, 2006, the Company had tax basis net operating loss carryforwards of approximately $11,000,000 available to offset future regular taxable income. These net operating loss carryforwards expire through 2026.

IsoRay Products LLC was a limited liability company prior to the merger with Medical. In lieu of current federal income taxes arising at the company level, the individual members were taxed on their proportionate share of the company’s taxable income. Accordingly, there are no net operating loss carryforwards related to this entity.

14. Related Party Transactions

In addition to transactions described in Note 12, the Company had the following transactions with related parties:

The Company received various legal services from two law firms in which one of the firm’s partners is a member of the Company’s Board of Directors. The total amounts paid in 2006 and 2005 to the law firms were $390,000 and $285,000, respectively. The 2006 expenses include approximately $77,000 accrued in accounts payable as of June 30, 2006.

During fiscal year 2006, the Company paid $60,000 to a shareholder for strategic business and financial consulting.

During 2005, Medical paid or accrued $5,600 for accounting services performed by a company owned by a member of Medical’s Board of Directors.

15. Commitments and Contingencies

Royalty Agreement for Invention and Patent Application

A shareholder of the Company previously assigned his rights, title and interest in an invention to IsoRay Products LLC in exchange for a royalty equal to 1% of the Gross Profit, as defined, from the sale of “seeds” incorporating the technology. The patent and associated royalty obligations were transferred to the Company in connection with the merger transactions (see Note 1).

The Company must also pay a royalty of 2% of Gross Sales, as defined, for any sub-assignments of the aforesaid patented process to any third parties. The royalty agreement will remain in force until the expiration of the patents on the assigned technology, unless earlier terminated in accordance with the terms of the underlying agreement. To date, there have been no product sales incorporating the technology and there is no royalty due pursuant to the terms of the agreement.

Patent and Know-How Royalty License Agreement

IsoRay Products LLC was the holder of an exclusive license to use certain “know-how.” This license was transferred to Medical and subsequently to the Company in connection with the merger transactions (see Note 1). The terms of the original license agreement required the payment of a royalty based on the Net Factory Sales Price, as defined in the agreement, of licensed product sales. Because the licensor’s patent application was ultimately abandoned, only a 1% “know-how” royalty based on Net Factory Sales Price, as defined, remains applicable. To date, there have been no product sales incorporating the licensed technology and there is no royalty due pursuant to the terms of the agreement. Management does not believe that it will ever incorporate this technology in its products and therefore that no royalty payment will be due.

Battelle Memorial Institute Production Agreement

In April 2004, IsoRay Products LLC entered into an agreement with Battelle Memorial Institute, Pacific Northwest Division (Battelle), the operator of the Pacific Northwest National Laboratory, for certain production-related services and facilities. This agreement was assumed by Medical and subsequently by the Company following the merger transactions (see Note 1). In accordance with the terms of the agreement, the Company is required to make advance payments, which are then applied against billings by Battelle as services are provided. During the years ended June 30, 2006 and 2005, the Company incurred $868,650 and $574,225, respectively, of costs for production-related services and facilities provided by Battelle. At June 30, 2006, prepaid expenses include $7,913 related to this agreement. The agreement, which expires December 31, 2007, may be terminated at any time by either party, upon giving a 60-day written notice to the other party.

Operating Lease Agreements

The Company leases office and laboratory space and production and office equipment under noncancelable operating leases. The lease agreements require monthly lease payments and expire on various dates through June 2011. Future minimum lease payments under operating leases are as follows:

Year ending June 30,
2007	$45,443
2008	13,369
2009	9,747
2010	9,604
2011	9,175
Thereafter	-

$87,338

In February 2005, the Company entered into a lease agreement for a portion of a building in which it established production facilities. The lease term commenced on regulatory licensing approval, which was obtained in October 2005, and terminates one year from the commencement date of the lease. The annual rental was paid using 24,007 shares of the Company’s common stock. Rent expense of $90,026 has been recognized in the year ended June 30, 2006 relating to this facility.

Rental expense (including rent paid with common stock) amounted to $155,838 and $28,641 for the years ended June 30, 2006 and 2005, respectively.

License Agreement with IBt

In February 2006, the Company signed a license agreement with International Brachytherapy s.a. (“IBt”) covering North America and providing the Company with access to IBt’s Ink Jet production process and its proprietary polymer seed technology for use in brachytherapy procedures using Cesium-131. The Company paid license fees of $275,000 during 2006 and another payment of $225,000 was to be made in August 2006 pursuant to the license agreement. Royalty payments based on net sales revenue incorporating the technology are also required, with minimum quarterly royalties ranging from $100,000 to $200,000 and minimum annual royalties ranging from $400,000 to $800,000 over the term of the agreement.

As of the date of this report, the August 2006 payment has not been made as the Company has been in continued negotiations with IBt concerning the amount and timing of future royalty payments due to the low market acceptance of the polymer seed technology.

16. Concentrations of Credit and Other Risks

Financial Instruments

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

The Company’s cash and cash equivalents are maintained with high-quality financial institutions. The accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At June 30, 2006, uninsured cash balances totaled $1,726,445.

The Company’s accounts receivable result from credit sales to customers. The Company had three customers whose sales were greater than 10% for each of the years ended June 30, 2006 and 2005. These customers represented 49.15% and 70.93% of the Company’s total revenues for the years ended June 30, 2006 and 2005, respectively. Those same customers accounted for 47.9% and 77.5% of the Company’s net accounts receivable balance at June 30, 2006 and 2005, respectively.

Sales to the Company’s largest customer totaled 20.6% and 30.6% of total revenues in 2006 and 2005, respectively.

The loss of any of these significant customers would have a temporary adverse effect on the Company’s revenues, which would continue until the Company located new customers to replace them.

The Company routinely assesses the financial strength of its customers and provides an allowance for doubtful accounts as necessary.

Inventories

Most components used in the Company’s product are purchased from outside sources. Certain components are purchased from single suppliers. The failure of any such supplier to meet its commitment on schedule could have a material adverse effect on the Company’s business, operating results and financial condition. If a sole-source supplier were to go out of business or otherwise become unable to meet its supply commitments, the process of locating and qualifying alternate sources could require up to several months, during which time the Company’s production could be delayed. Such delays could have a material adverse effect on the Company’s business, operating results and financial condition.

17. Subsequent Events

The following events and transactions have occurred subsequent to June 30, 2006:

Return of Subscription Receivable Shares

The Company had previously entered into Purchase Agreements with Mercatus in December 2005 that permitted Mercatus to purchase 1,748,146 shares of common stock subject to the receipt of funding (see Note 12). As no funding had been received, on May 18, 2006, the Company requested the return of the share certificates. After significant delay and the Company’s attainment of a court order, the share certificates were returned. On August 8, 2006, the share certificates were cancelled and the Purchase Agreements were terminated.

August 2006 Stock Purchase Agreement

On August 17, 2006, the Company sold certain shares of its common stock and warrants to purchase common stock pursuant to a Common Stock and Warrant Purchase Agreement (the "Purchase Agreement") dated August 9, 2006. The securities were issued to 25 accredited investors pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. MicroCapital, LLC acted as the lead investor for the transaction. A total of $5,158,000 in cash proceeds (less 6% commissions to registered broker-dealers and other legal costs) was received by the Company in exchange for the issuance of 2,063,200 shares of common stock and warrants to purchase 2,063,200 shares of common stock. In addition, brokers assisting the Company with the capital raise were issued warrants to purchase 206,300 shares of common stock on identical terms as the warrants issued to investors. If all warrants were exercised, the Company would receive $6,808,500.

Pursuant to the Purchase Agreement, the purchase price per share of the Company’s common stock was $2.50, and the accompanying warrants were issued with an exercise price of $3.00 per share. The warrants and the Purchase Agreement contain anti-dilution provisions, including one providing that, if the Company issues stock or rights to acquire stock at a price less than $2.00 (excluding certain issuances such as options to employees, directors and certain consultants and shares issued in connection with licensing or leasing transactions), the Company is required to issue to each investor additional shares equal to 25% of what such investor purchased in the original transaction. The warrants are exercisable by the holder (subject to anti-dilution and adjustment provisions) for a period of five years from the date of issuance. The warrants are callable by the Company for 45 days after a period of 60 trading days in which the price of the underlying stock exceeds $4.50 per share for 30 of the 60 days, and only if a registration statement covering the underlying shares is effective.

In connection with the Purchase Agreement, the Company also entered into a Registration Rights Agreement whereby the Company has agreed to file a registration statement to cover the re-sale of the shares of common stock sold and issuable upon exercise of the warrants. Under the Registration Rights Agreement, the Company has agreed to file the registration statement within 60 days of the closing, cure any defect causing the registration statement to fail to be effective within 10 business days, and cause suspension periods for the registration statement to not exceed 60 days in any 360 day period. If the Company fails to comply with these provisions, the Company will be required to pay as liquidated damages an amount equal to 2% of the aggregate purchase price paid by the investors for each 30 day period during which the failure continues, not to exceed 10% of the aggregate purchase price.

Settlement Agreements with Former Executives

In September 2006, the Company entered into a settlement agreement with a former executive. As part of the settlement the Company agreed to pay the former executive $100,000 in September 2006 and $215,000 in January 2007. As the former executive’s employment with the Company ended in March 2006, the full amount of both payments was accrued as of June 30, 2006 in accrued payroll.

Also in September 2006, the Company reached a preliminary settlement agreement with its former Chief Financial Officer. The preliminary settlement calls for payments totaling $288,000 through September 2007. As the former Chief Financial Officer’s employment ended in September 2006, no accrual was made as of June 30, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 28, 2006

ISORAY, INC., a Minnesota corporation

By	/s/ Roger E. Girard
Roger E. Girard, Chief Executive Officer

By	/s/ Jonathan R. Hunt
Jonathan R. Hunt, Chief Financial Officer