Form 10QSB
period 2006-12-31
IsoRay, Inc.
filed 2007-02-14
CIK 728387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report of Small Business Issuers under Section 13 or 15(d) of the Securities Exchange Act of
1934 for the quarterly period ended December 31, 2006

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Number of shares outstanding of each of the issuer's classes of common equity:
Class	Outstanding as of February 7, 2007
Common stock, $0.001 par value	16,815,360
Transitional Small Business Disclosure Format : Yes ☐ No ☒

ISORAY, INC.

IsoRay, Inc. and Subsidiary
Consolidated Balance Sheets

	December 31,
	2006	June 30,
	(Unaudited)	2006

ASSETS

Current assets:
Cash and cash equivalents	$3,700,108	$2,207,452
Accounts receivable, net of allowance for doubtful accounts
of $49,306 and $85,183, respectively	982,001	596,447
Inventory	229,899	161,381
Prepaid expenses	212,606	161,546

Total current assets	5,124,614	3,126,826

Fixed assets, net of accumulated depreciation	1,945,239	1,642,293
Deferred financing costs, net of accumulated amortization	230,645	274,358
Licenses, net of accumulated amortization	263,363	273,475
Other assets, net of accumulated amortization	350,889	338,987

Total assets	$7,914,750	$5,655,939

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$842,584	$584,296
Accrued payroll and related taxes	718,983	614,645
Accrued interest payable	11,206	11,986
Notes payable, due within one year	47,189	51,351
Capital lease obligations, due within one year	197,227	183,554
Convertible debentures payable, due within one year	455,000	455,000

Total current liabilities	2,272,189	1,900,832

Notes payable, due after one year	551,974	581,557
Capital lease obligations, due after one year	118,258	220,415
Asset retirement obligation	70,516	67,425

Total liabilities	3,012,937	2,770,229

Shareholders' equity:
Preferred stock, $.001 par value; 6,000,000 shares authorized:
Series A: 1,000,000 shares allocated; no shares issued and outstanding	-	-
Series B: 5,000,000 shares allocated; 77,080 and 144,759 shares issued and
outstanding	77	145
Common stock, $.001 par value; 100,000,000 shares authorized;
16,296,045 and 15,157,901 shares issued and outstanding	16,296	15,158
Subscriptions receivable	-	(6,122,007)
Additional paid-in capital	23,277,585	22,538,675
Accumulated deficit	(18,392,145)	(13,546,261)

Total shareholders' equity	4,901,813	2,885,710

Total liabilities and shareholders' equity	$7,914,750	$5,655,939

The accompanying notes are an integral part of these financial statements.

IsoRay, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005

Product sales	$1,414,155	$486,247	$2,439,599	$697,162
Cost of product sales	1,387,394	916,274	2,675,539	1,636,440

Gross margin / (loss)	26,761	(430,027)	(235,940)	(939,278)

Operating expenses:
Research and development	216,254	96,837	461,852	122,619
Sales and marketing expenses	890,018	340,532	1,562,948	655,571
General and administrative expenses	821,529	675,444	2,554,661	1,636,393

Total operating expenses	1,927,801	1,112,813	4,579,461	2,414,583

Operating loss	(1,901,040)	(1,542,840)	(4,815,401)	(3,353,861)

Non-operating income (expense):
Interest income	50,004	3,193	90,187	10,152
Financing expense	(67,413)	(195,480)	(120,670)	(351,108)
Debt conversion expense	-	(244,097)	-	(244,097)

Non-operating income (expense), net	(17,409)	(436,384)	(30,483)	(585,053)

Net loss	$(1,918,449)	$(1,979,224)	$(4,845,884)	$(3,938,914)

Basic and Diluted loss per share	$(0.12)	$(0.17)	$(0.31)	$(0.36)

Shares used in computing net loss per share:
Basic and Diluted	15,919,236	11,852,047	15,609,992	10,844,913

The accompanying notes are an integral part of these financial statements.

IsoRay, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended December 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,845,884)	$(3,938,914)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization of fixed assets	184,510	95,432
Amortization of deferred financing costs and other assets	69,580	103,546
Accretion of asset retirement obligation	3,091	-
Noncash share-based compensation	897,887	-
Merger consulting fees paid by issuance of common stock	-	330,000
Rent expense paid by issuance of common stock	-	30,009
Repair and maintenance expense paid by issuance of common stock	-	14,752
Debt conversion expense	-	244,097
Changes in operating assets and liabilities:
Accounts receivable, net	(385,554)	(417,647)
Inventory	(68,518)	(74,093)
Prepaid expenses	(51,060)	62,350
Accounts payable and accrued expenses	258,288	(291,895)
Accrued payroll and related taxes	154,338	65,032
Accrued interest payable	(780)	42,065

Net cash used by operating activities	(3,784,102)	(3,735,266)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(487,456)	(347,357)
Additions to licenses and other assets	(27,657)	(64,096)

Net cash used by investing activities	(515,113)	(411,453)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net advances on bank line of credit	-	200,000
Proceeds from issuance of notes payable	-	250,000
Proceeds from sales of convertible debentures payable	-	550,000
Principal payments on notes payable	(33,745)	(279,926)
Principal payments on capital lease obligations	(88,484)	(66,329)
Proceeds from cash sales of common stock, net of offering costs	4,702,931	2,324,168
Proceeds from cash sales of preferred stock, pursuant to exercise of warrants	8,709	-
Proceeds from cash sales of common stock, pursuant to exercise of warrants	611,997	59,565
Proceeds from cash sales of common stock, pursuant to exercise of options	590,463	72,928
Payments to common shareholders in lieu of issuing fractional shares	-	(734)

Net cash provided by financing activities	5,791,871	3,109,672

Net increase in cash and cash equivalents	1,492,656	(1,037,047)
Cash and cash equivalents, beginning of period	2,207,452	1,685,731

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,700,108	$648,684

Non-cash investing and financing activities:
Cashless exercise of common stock options	$50,000	$-
Exchange of convertible debentures payable for shares of common stock	-	3,607,875
Fixed assets acquired by capital lease obligations	-	507,947
Prepaid rent paid by issuance of common stock	-	90,026

The accompanying notes are an integral part of these financial statements.

IsoRay, Inc.
Notes to the Unaudited Consolidated Financial Statements
For the three and six month periods ended December 31, 2006 and 2005

1.	Basis of Presentation

The accompanying consolidated financial statements are those of IsoRay, Inc., and its wholly-owned subsidiary (“IsoRay” or the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying interim consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006, except for the July 1, 2006 adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”) — See Note 2. The financial information is unaudited but reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of the Company’s management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-QSB should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006.

2. Share-Based Compensation

Effective July 1, 2006, the Company adopted SFAS No. 123R using the modified-prospective method. Prior to July 1, 2006, the Company accounted for share-based employee compensation, including stock options, using the method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations (“APB 25”). No share-based employee compensation cost was reflected in the statement of operations prior to the adoption of SFAS No. 123R. Results for prior periods have not been restated.

The following table presents the share-based compensation expense recognized in accordance with SFAS No. 123R during the three and six months ended December 31, 2006 and in accordance with APB 25 during the three and six months ended December 31, 2005:

	Three months		Six months
	ended December 31,		ended December 31,
	2006	2005	2006	2005
Cost of product sales	$20,492	$-	$71,325	$-
Research and development	7,879	-	19,714	-
Sales and marketing	52,456	-	99,237	-
General and administrative	35,617	-	707,611	-

Total share-based compensation	$116,444	$-	$897,887	$-

The adoption of SFAS No. 123R increased net loss for the three and six months ended December 31, 2006 by $116,444 and $897,887, respectively. Basic loss per common share for the three and six months ended December 31, 2006 would have been $0.11 and $0.25, respectively, if the Company had not adopted SFAS No. 123R, compared to reported basic loss per common share of $0.12 and $0.31, respectively. The total value of the stock option awards is expensed ratably over the service period of the employees receiving the awards. As of December 31, 2006, total unrecognized compensation cost related to stock-based options and awards was $1,041,962 and the related weighted-average period over which it is expected to be recognized is approximately 1.16 years.

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

A summary of stock option activity within the Company’s share-based compensation plans and charges for the six months ended December 31, 2006 is as follows:

	Shares	Price (a)	Life (b)	Value (c)
Outstanding at June 30, 2006	3,129,692	$2.05
Granted (d)	727,900	3.14
Cancelled	(129,454)	1.19
Exercised	(543,499)	1.18

Outstanding at December 31, 2006	3,184,639	$2.49	8.84	$8,029,758
Expected to vest at December 31, 2006	3,149,762	$2.47	8.84	$7,997,372
Vested and exercisable at December 31, 2006	2,543,997	$2.16	8.71	$7,223,876

(a)	Weighted average price per share.
(b)	Weighted average remaining contractual life.
(c)	Aggregate intrinsic value.
(d)	All options granted had exercise prices equal to the ending market price of the Company’s common stock on the grant date.

The aggregate intrinsic value of options exercised during the six months ended December 31, 2006 was $1,557,600.

The weighted average fair value of stock option awards granted and the key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows for the three and six months ended December 31, 2006 and 2005:

	Three months		Six months
	ended December 31,		ended December 31,
	2006	2005	2006	2005
Weighted average fair value of options granted	$2.14	$1.55	$2.11	$0.91
Key assumptions used in determining fair value:
Weighted average risk-free interest rate	4.74%	4.34%	4.88%	4.53%
Expected life of the option (in years)	6.00	5.00	5.58	7.59
Expected stock price volatility	75.00%	30.69%	75.00%	30.18%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

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

The following table illustrates the effect on net loss and net loss per common share for the three and six months ended December 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding stock option awards for periods presented prior to the Company’s adoption of SFAS No. 123R:

	Three months	Six months
	ended	ended
	December 31,	December 31,
	2005	2005
Net loss, as reported	$1,979,224	$3,938,914
Stock-based compensation expense determined under fair value methods for all stock options	3,254	159,254

Proforma net loss	$1,982,478	$4,098,168

Net loss per share:
Basic, as reported	$0.17	$0.36
Basic, pro forma	$0.17	$0.38

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

Securities that could be dilutive in the future as of December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005
Preferred stock	77,080	292,328
Preferred stock warrants	28,614	221,812
Common stock warrants	4,707,131	1,653,346
Common stock options	3,184,639	2,817,768
Convertible debentures	109,639	127,711

Total potential dilutive securities	8,107,103	5,112,965

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

5. Supply Contract

On October 6, 2006, IsoRay Medical, Inc., the wholly owned subsidiary of the Company, entered into a Contract with FSUE "SSE - Research Institute of Atomic Reactors" ("RIAR") in Russia. The Contract provides for delivery to IsoRay Medical of purified Cs-131 isotope, which is used by IsoRay Medical to produce its proprietary Cs-131 brachytherapy seed used in cancer therapy. The total value of the Contract over its term, which expires on May 1, 2014, is $6,300,000. Delivery of the isotope is scheduled to commence in about October 2007 and continue through December 2013, upon submission of written orders by IsoRay Medical forty-five days in advance of the planned date of delivery.

IsoRay Medical also entered into an Agreement for Exclusive Right to Buy on October 6, 2006 with RIAR. This Agreement gives IsoRay Medical the exclusive right to purchase the Cs-131 isotope produced by RIAR for a period of seven years, or through October 6, 2013.

6. Subsequent Events

Warrant Exercises
During January 2007, two warrant holders exercised warrants issued in connection with the August 2006 Stock Purchase Agreement. The Company received $1,218,900 in cash and issued 406,300 common shares pursuant to these exercises.

Proxy Statement
On January 16, 2007, the Company filed a proxy statement and annual meeting notice with the SEC. The Board of Directors set January 5, 2007 as the record date for the annual meeting to be held on February 20, 2007. All shareholders of record on January 5, 2007 were mailed proxy materials. There are two proposals scheduled to be voted on at the annual meeting. The first is the election of seven directors to hold office until the 2008 annual meeting and the second is to ratify the selection of DeCoria, Maichel & Teague, P.S. as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2007.

Form S-3
On January 26, 2007, the Company filed a Form S-3 registration statement using a “shelf” registration process. Under this shelf registration process, we may offer from time to time up to $20,000,000 in the aggregate, inclusive of any exercise price thereof, of the following securities: (1) shares of our common stock; (2) warrants to purchase shares of our common stock; or (3) any combination of the foregoing.

Preferred Dividends
On February 1, 2007, the Board of Directors declared a dividend on the Series B Preferred Stock of all outstanding and cumulative dividends through December 31, 2006. The total dividend of $38,458 will be paid on February 15, 2007.

Share Rights Plan
On February 1, 2007, the Board of Directors adopted a share rights plan. The plan grants to the Company’s common shareholders a right to purchase a fractional share of preferred stock for each outstanding common share held of record at the close of business on February 16, 2007, or alternatively (in lieu of purchasing preferred stock) entitles its registered holder to purchase $50 of the Company common stock at a price of $25 per share, subject to adjustment. This purchase right generally cannot be exercised by the Company’s common shareholders to purchase stock until after a person or group acquires beneficial ownership of 15% or more of the Company's voting stock. However, the purchase rights held by the person or group that acquires 15% voting power will automatically become void and they will be unable to exercise their rights to purchase any shares of stock of the Company.

In addition, upon a merger or similar transaction resulting in an acquisition of the Company, each exercisable purchase right can be exercised by its holder to purchase common stock of the acquiring company with a market value of twice the right's exercise price. The purchase rights will expire on February 16, 2017.

Until a person or group acquires 15% or more of the Company's voting stock, the Board of Directors may redeem the rights for $.001 per right (subject to adjustment). In certain events, the Board of Directors may also exchange the rights for shares of the Company common stock, delay or temporarily suspend the exercisability of the rights or reduce the 15 percent stock ownership threshold to not less than 10 percent.

By-Law Amendments
On February 1, 2007, the Board of Directors adopted by-law amendments requiring advance notice to the Company of shareholder business proposals and director nominations. These amendments will take effect for the 2008 Annual Shareholder Meeting.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Caution Regarding Forward-Looking Information

All statements contained in this Form 10-QSB, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions . All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under “Risk Factors” beginning on page 17 below and in the “Risk Factors” sections of our Form 10-KSB for the fiscal year ended June 30, 2006 and our amended Registration Statement on Form SB-2 initially filed on November 10, 2005 and amended on December 1, 2006 that may cause actual results to differ materially.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, inventories, accrued liabilities, and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s annual report on Form 10-KSB as filed with the Securities and Exchange Commission on September 28, 2006 are those that depend most heavily on these judgments and estimates. As of December 31, 2006, there have been no material changes to any of the critical accounting policies contained therein except for the adoption of SFAS No. 123R as noted below.

Share-Based Compensation

As part of our adoption of SFAS No. 123R as of July 1, 2006, we were required to recognize the fair value of share-based compensation awards as an expense. We apply the Black-Scholes option-pricing model in order to determine the fair value of stock options on the date of grant, and we apply judgment in estimating key assumptions that are important elements in the model such as the expected stock-price volatility, expected stock option life and expected forfeiture ratios. Our estimates of these important assumptions are based on historical data and judgment regarding market trends and factors. If actual results are not consistent with our assumptions and judgments used in estimating these factors, we may be required to record additional share-based compensation expense, which could be material to our results of operations.

Adoption of SFAS No. 123R

During December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, which requires companies to measure and recognize compensation expense for all share-based payments at fair value. Share-based payments include stock option and nonvested share grants. We grant options to purchase common stock to some of our employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. We historically have accounted for stock options using the method prescribed in APB 25 whereby if stock options are granted at market price then no compensation cost is recognized, and disclosed the pro forma effect on net earnings assuming compensation cost had been recognized in accordance with SFAS No. 123. SFAS No. 123R, which was effective for us beginning on July 1, 2006, eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires that such transactions be accounted for using prescribed fair-value-based methods. SFAS No. 123R permits public companies to adopt its requirements using one of two methods: (a) a “modified prospective” method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123R for all share-based payments granted or modified after the effective date, and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date or (b) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for all periods presented or for prior interim periods of the year of adoption. We have decided to adopt SFAS No. 123R using the modified prospective method.

The following table presents the share-based compensation expense recognized in accordance with SFAS No. 123R during the three and six months ended December 31, 2006 and in accordance with APB 25 during the three and six months ended December 31, 2005:

	Three months		Six months
	ended December 31,		ended December 31,
	2006	2005	2006	2005
Cost of product sales	$20,492	$-	$71,325	$-
Research and development	7,879	-	19,714	-
Sales and marketing	52,456	-	99,237	-
General and administrative	35,617	-	707,611	-

Total share-based compensation	$116,444	$-	$897,887	$-

As of December 31, 2006, total unrecognized compensation cost related to stock-based options and awards was $1,041,962 and the related weighted-average period over which it is expected to be recognized is approximately 1.16 years.

Results of Operations

Three months ended December 31, 2006 and 2005

Revenues. The Company generated sales of $1,414,155 during the three months ended December 31, 2006, compared to sales of $486,247 during the three months ended December 31, 2005. The increase of $927,908 or 191% is due to increased sales volume of the Company’s 131Cs seed. During the three months ended December 31, 2006, the Company sold its 131Cs seed to 33 different medical centers as compared to 15 centers during the corresponding period of 2005.

Cost of product sales. Cost of product sales was $1,387,394 for the three months ended December 31, 2006 compared to cost of product sales of $916,274 during the three months ended December 31, 2005. The increase of $471,120 or 51% was due to the higher production levels during the three months ended December 31, 2006 which were related to the increase in sales volume over the corresponding period from 2005. The major components of the increase were wages, benefits and related taxes, materials, depreciation, preload expenses, and share-based compensation. Wages, benefits, and related taxes increased about $211,000 to approximately $412,000 for the three months ended December 31, 2006 due to the hiring of additional production employees to support the higher production levels. Materials costs increased about $137,000 to approximately $478,000 in 2006, due to increased sales volumes. Material costs in 2005 included payments to Pacific Northwest National Laboratory (“PNNL”) for facilities and personnel to manufacture the seeds. The Company no longer uses PNNL to produce the seeds but continues to use PNNL for certain analytical support functions. During the three months ended December 31, 2006, the Company expensed payments of about $55,000 to PNNL for these support functions. Depreciation expense increased about $69,000 to approximately $87,000 in 2006 due to the addition of equipment that was placed in service during the second half of the fiscal year ended June 30, 2006. Preload expenses also increased by about $52,000 to approximately $98,000 for the three months ended December 31, 2006 due to the higher volume of sales. Share-based compensation expense was approximately $20,000 and $0 for the three months ended December 31, 2006 and 2005, respectively, as the Company implemented SFAS No. 123R on July 1, 2006. These increases were offset by a decrease in small tools expense of about $90,000 to approximately $16,000 as the prior year expense included start-up costs of the Company’s production facility.

Gross margin / loss. Gross margin was $26,761 for the three month period ended December 31, 2006. This represents an improvement of $456,788 or 106% over the corresponding period of 2005’s gross loss of $430,027. The improvement in gross margin is due to higher revenues and greater production efficiency.

Research and development. Research and development expenses for the three month period ended December 31, 2006 were $216,254 which represents an increase of $119,417 or 123% over the research and development expenses of $96,837 for the corresponding period of 2005. The major components of the increase were wages, benefits and related taxes, patent legal expenses, consulting, and share-based compensation. Wages, benefits and related taxes were approximately $79,000 and $0 for the three months ended December 31, 2006 and 2005, respectively, as the Company hired research scientists. During the three months ended December 31, 2006, the Company incurred about $19,000 of legal expenses related to patents and trademarks that were expensed. Consulting expenses increased about $65,000 to approximately $80,000 as the Company continues to increase the efficiency of production. Share-based compensation expense was approximately $8,000 and $0 for the three months ended December 31, 2006 and 2005, respectively, as the Company implemented SFAS No. 123R on July 1, 2006. Clinical study protocol expenses decreased about $69,000 to approximately $14,000 for the three months ended December 31, 2006 as the Company is near the end of its initial protocol study.

Sales and marketing expenses. Sales and marketing expenses were $890,018 for the three months ended December 31, 2006. This represents an increase of $549,486 or 161% compared to the three months ended December 31, 2005’s expenditures of $340,532 for sales and marketing. Wages, including payroll-related taxes, travel, office and other support expenses on behalf of our sales and marketing and customer service staff increased by approximately $270,000 to approximately $509,000 for the three months ended December 31, 2006 due to hiring additional sales and marketing personnel as the Company continues to expand market share. Conventions and tradeshows increased by approximately $169,000 to approximately $254,000 due to the Company’s continued efforts to expand its market share. Consulting expenses increased by $34,000 to approximately $38,000 for consultants hired to increase brand and market awareness. Also included in sales and marketing expenses is share-based compensation expense of approximately $52,000 due to the Company’s implementation of SFAS No. 123R on July 1, 2006.

General and administrative expenses. General and administrative expenses for the three months ended December 31, 2006 were $821,529 compared to general and administrative expenses of $675,444 for the corresponding period of 2005. The increase of $146,085 or 22% is primarily due to approximately $36,000 of share-based compensation expense related to the implementation of SFAS No. 123R on July 1, 2006, approximately $145,000 of increased payroll costs due to a higher headcount, and approximately $64,000 relating to investor relations and other public company expenses. These increased expenses were partially offset by a reduction in consulting fees of approximately $19,000 as the Company has hired more internal staff, a decrease in audit related fees of $24,000 as the Company had more regulatory and other filings in 2005 following the merger, and a reduction in the bad debt expense of $14,000 as the Company reduced its allowance for doubtful accounts during the three months ended December 31, 2006.

Operating loss. Due to our rapid structural growth, significant research and development expenditures, and additional responsibilities as a reporting company, we have not been profitable, and have generated operating losses since our inception. In the three months ended December 31, 2006, the Company had an operating loss of $1,901,040 which is an increase of $358,200 or 23% over the operating loss of $1,542,840 for the three months ended December 31, 2005. Included in the operating loss for the three months ended December 31, 2006 is share-based compensation expense of $116,444 due to the implementation of SFAS No. 123R on July 1, 2006.

Interest income. Interest income increased by $46,811 or 1,466% to $50,004 for the three months ended December 31, 2006. Interest income is mainly derived from excess funds held in certain near-liquid accounts.

Financing expense. Financing expense for the three months ended December 31, 2006 was $67,413 or a decrease of $128,067 or 66% from financing expense of $195,480 for the corresponding period in 2005. Included in financing expense is interest expense of approximately $46,000 and $144,000 for the three months ended December 31, 2006 and 2005, respectively. The decrease in interest expense is due to the conversion of debentures to common stock during the fiscal year ended June 30, 2006 partially offset by interest expense related to the Hanford Area Economic Investment Fund Committee (HAEIFC) loan that was entered into in June 2006. The remaining balance of financing expense represents the amortization of deferred financing costs which decreased due to the write-off in fiscal year 2006 of the deferred financing costs relating to the debentures that were converted to common stock partially offset by the amortization of the HAEIFC deferred financing costs.

Debt conversion expense. Debt conversion expense for the three months ended December 31, 2005 relates to the one-time recognition of $244,097 expense in short-term inducement to convert debentures.

Six months ended December 31, 2006 and 2005

Revenues. Sales for the six months ended December 31, 2006 were $2,439,599 compared to sales of $697,162 for the six months ended December 31, 2005. The increase of $1,742,437 or 250% is due to increased sales volume of the Company’s 131Cs seed. During the six months ended December 31, 2006 the Company sold its 131Cs seed to 35 different medical centers as compared to 15 centers during the corresponding period of 2005.

Cost of product sales. Cost of product sales was $2,675,539 for the six months ended December 31, 2006 compared to cost of product sales of $1,636,440 during the six months ended December 31, 2005. The increase of $1,039,099 or 63% was due to the higher production levels during the six months ended December 31, 2006 which were related to the increase in sales volume over the corresponding period from 2005. The major components of the increase were wages, benefits and related taxes, materials, depreciation, preload expenses, share-based compensation, and rent and occupancy expenses.  Wages, benefits, and related taxes increased about $412,000 to approximately $786,000 for the six months ended December 31, 2006 due to the hiring of additional production employees to support the higher production levels. Materials costs increased about $263,000 to approximately $879,000 in 2006, due to increased sales volumes. Material costs in 2005 included payments to Pacific Northwest National Laboratory (“PNNL”) for facilities and personnel to manufacture the seeds. The Company no longer uses PNNL to produce the seeds but continues to use PNNL for certain analytical support functions. During the six months ended December 31, 2006, the Company expensed payments of about $135,000 to PNNL for these support functions. Depreciation and amortization expense increased about $110,000 to approximately $169,000 in 2006 due to the addition of equipment that was placed in service during the second half of the fiscal year ended June 30, 2006. Preload expenses also increased by about $129,000 to approximately $192,000 for the six months ended December 31, 2006 due to the higher volume of sales. Share-based compensation expense was approximately $71,000 and $0 for the six months ended December 31, 2006 and 2005, respectively, as the Company implemented SFAS No. 123R on July 1, 2006. Rent and occupancy expenses were approximately $73,000 and $40,000 for the six months ended December 31, 2006 and 2005, respectively, as the Company moved into its independent production facility during the second quarter of fiscal year 2005. These increases were offset by a decrease in small tools expense of $172,000 to approximately $48,000 as the prior year expense included start-up costs of the Company’s production facility.

Gross margin / loss. Gross loss was $235,940 for the six month period ended December 31, 2006. This represents an improvement of $703,338 or 75% over the corresponding period of 2005’s gross loss of $939,278. The improvement in gross loss is due to higher revenues and greater production efficiency.

Research and development. Research and development expenses for the six months ended December 31, 2006 were $461,852 which represents an increase of $339,233 or 277% over the research and development expenses of $122,619 for the corresponding period of 2005. The major components of the increase were wages, benefits and related taxes, consulting, and share-based compensation. Wages, benefits and related taxes were approximately $143,000 and $0 for the six months ended December 31, 2006 and 2005, respectively, as the Company hired research scientists. Consulting expenses increased about $130,000 to approximately $168,000 as the Company continues to increase the efficiency of production. Share-based compensation expense was approximately $20,000 and $0 for the six months ended December 31, 2006 and 2005, respectively, as the Company implemented SFAS No. 123R on July 1, 2006.

Sales and marketing expenses. Sales and marketing expenses were $1,562,948 for the six months ended December 31, 2006. This represents an increase of $907,377 or 138% compared to the six months ended December 31, 2005’s expenditures of $655,571 for sales and marketing. Wages, including payroll-related taxes, travel, office and other support expenses on behalf of our sales and marketing and customer service staff increased about $268,000 to approximately $353,000 due to the hiring of additional sales and marketing personnel as the Company continues to expand market share. Conventions and tradeshows increased by about $254,000 to approximately $441,000 due to the Company’s continued efforts to expand its market share. Consulting expenses increased by $54,000 to approximately $58,000 related to consultants hired to increase brand and market awareness. Also included in sales and marketing expenses is share-based compensation expense of about $99,000 due to the implementation of SFAS No. 123R on July 1, 2006.

General and administrative expenses. General and administrative expenses for the six months ended December 31, 2006 were $2,554,661 compared to general and administrative expenses of $1,636,393 for the corresponding period of 2005. The increase of $918,268 or 56% is primarily due to approximately $708,000 of share-based compensation expense related to the implementation of SFAS No. 123R on July 1, 2006, a one-time severance accrual of $288,000, approximately $238,000 of increased payroll costs due to a higher headcount, and approximately $97,000 relating to investor relations and other public company expenses. These increased expenses were partially offset by a reduction in consulting fees of approximately $330,000 which represents merger consulting fees incurred in the three months ended September 30, 2005. Other consulting expenses also decreased approximately $25,000 as the Company hired more internal resources. In addition, audit related fees decreased approximately $24,000 as the Company had more regulatory and other filings in 2005 following the merger and bad debt expense was reduced by approximately $36,000 as the Company reduced its allowance for doubtful accounts during the six months ended December 31, 2006.

Operating loss. Due to our rapid structural growth, product revenues not covering production costs, significant research and development expenditures, and additional responsibilities as a reporting company, we have not been profitable, and have generated operating losses since our inception. In the six months ended December 31, 2006, the Company had an operating loss of $4,815,401 which is an increase of $1,461,540 or 44% over the operating loss of $3,353,861 for the six months ended December 31, 2005. Included in the operating loss for the six months ended December 31, 2006 is share-based compensation expense of $897,887 due to the implementation of SFAS No. 123R during the period and a one-time severance accrual of $288,000. Without these two expense items, our operating loss would have only increased by $275,653 or 8%.

Interest income. Interest income increased by $80,035 or 788% to $90,187 for the six months ended December 31, 2006. Interest income is mainly derived from excess funds held in certain near-liquid accounts.

Financing expense. Financing expense for the six months ended December 31, 2006 was $120,670 or a decrease of $230,438 or 66% from financing expense of $351,108 for the corresponding period in 2005. Included in financing expense is interest expense of approximately $77,000 and $248,000 for the six months ended December 31, 2006 and 2005, respectively. The decrease in interest expense is due to the conversion of debentures to common stock during the fiscal year ended June 30, 2006 partially offset by interest expense related to the Hanford Area Economic Investment Fund Committee (HAEIFC) loan that was entered into in June 2006. The remaining balance of financing expense represents the amortization of deferred financing costs which decreased due to the write-off in fiscal year 2006 of the deferred financing costs relating to the debentures that were converted to common stock partially offset by the amortization of the HAEIFC deferred financing costs.

Debt conversion expense. Debt conversion expense for the six months ended December 31, 2005 relates to the one-time recognition of $244,097 expense in short-term inducement to convert debentures.

Liquidity and capital resources. At December 31, 2006, cash and cash equivalents amounted to $3,700,108. During the six months ended December 31, 2006, the Company issued 2,063,000 shares of common stock at a price of $2.50 per share and 2,269,300 common stock warrants (including broker warrant commissions) with an exercise price of $3.00 per share pursuant to a round of institutional funding. This funding provided approximately $4.7 million, net of offering costs. Additionally, the Company issued 755,829 shares of common stock pursuant to the exercise of common stock options and warrants and preferred stock warrants, which were exchanged for common stock immediately upon exercise. The Company received approximately $1.2 million in cash pursuant to these exercises.

During January 2007, two warrant holders exercised warrants issued in connection with the August 2006 Stock Purchase Agreement. The Company received $1,218,900 in cash and issued 406,300 common shares pursuant to these exercises. The Company had approximately $3.7 million cash on hand as of February 2, 2007. As of that date management believes that the Company’s monthly required cash operating expenditures were approximately $630,000. Management believes that assuming expenditures continue at approximately the same monthly rate and that it is able to fund a portion of its equipment purchases with the HAEIFC loan, that the Company’s cash on hand will fund operating expenditures through the beginning of June 2007. This is based on the Company attaining its current revenue targets and the ability to continue to efficiently manufacture our product. If we should experience disruptions in our revenues then our monthly cash requirements would increase and necessitate that we obtain additional funding prior to May 2007.

Our growth plans for fiscal 2007 include expanding sales to new customers, growing sales volume with existing customers, and developing additional therapies. Additional production capability, including new equipment and additional employees, will be needed to meet our anticipated growth. The Company has also begun a review of its current facilities and future needs based on current forecasts. The Company’s current production facility lease ends in October 2007. While the landlord has agreed to work with the Company to minimize production disruptions, the landlord has indicated that it does not intend to enter into a long-term leasing agreement with the Company. Management is in the final stages of negotiation to lease space for a new production facility. Once the new lease is signed, the Company will begin to obtain the necessary permits and licenses and to make the necessary leasehold improvements. Management believes that the Company will be able to obtain the necessary permits for the new facility in a timely manner that will not cause delays in the leasehold improvements construction schedule. This new facility is expected to be operational at the end of calendar year 2007. Management believes that the new production facility lease currently being negotiated will be able to accommodate the Company’s anticipated future growth for several years. The Company continues to use PNNL to provide third-party assay of its products, but has otherwise vacated PNNL facilities. Management believes that if the Company is unable to obtain the new lease, the necessary permits, or finish the leasehold improvements before having to vacate the present manufacturing facility, that a temporary manufacturing facility is available and could be used although production capacity and scheduling flexibility would be limited.

IsoRay has three loan facilities in place as of December 31, 2006. The first loan is from the Benton-Franklin Economic Development District (“BFEDD”) in an original principal amount of $230,000 and was funded in December 2004. It bears interest at eight percent and has a sixty month term with a final balloon payment. As of December 31, 2006, the principal balance owed was $193,720. This loan is secured by certain equipment, materials and inventory of IsoRay, and also required personal guarantees, for which the guarantors were issued approximately 70,455 shares of common stock. The second loan is a line of credit from Columbia River Bank, which provides credit in the amount of $375,000. It bears interest at a floating prime plus two percent rate, and is secured by certain accounts receivable and inventory and personal guarantees, for which the guarantors were issued approximately 107,401 shares of common stock. As of December 31, 2006, no balance was outstanding on the line of credit. The line of credit expires on March 1, 2007. Management believes the line of credit will be renewed. The third loan is from the Hanford Area Economic Investment Fund Committee and was originated in June 2006. The loan has a total facility of $1,400,000 and bears interest at nine percent. As of December 31, 2006, the Company has taken only a partial draw of $418,670 on the facility and the remaining facility of $981,330 is available to use to purchase equipment. The principal balance owed on the loan as of December 31, 2006 was $405,443. This loan is secured by receivables, equipment, materials and inventory of IsoRay, and certain life insurance policies.

The Company has certain capital leases for production and office equipment that expire at various times from March 2008 to April 2009. These leases currently call for total monthly payments of $19,361. The total of all capital lease obligations at December 31, 2006 was $315,485.

At December 31, 2006, the Company had outstanding $455,000 of convertible debentures. These debentures could be converted into 109,639 shares of common stock at a conversion rate of $4.15 per share. Each debenture bears interest at an annual rate of eight percent (not compounded) with accrued interest paid quarterly. The debentures mature at various times from February 2007 to June 2007.

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

The Company finalized the settlement agreement with its former Chief Financial Officer in December 2006. An initial payment of $50,000 and the cashless exercise of 50,000 options at $1.00 per share in lieu of another cash payment of $50,000 were recorded in December 2006. A final payment of $93,000 and a cashless exercise of 95,000 options at $1.00 per share in lieu of an additional cash payment of $95,000 were recorded in January 2007.

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

Going Concern Issues

Our financial statements have been prepared assuming we will continue as a going concern. We had net losses of $8,218,130 and $4,269,188 for the years ended June 30, 2006 and 2005 and an accumulated deficit of $13,546,261 at June 30, 2006. Our accumulated deficit at December 31, 2006 was $18,392,145. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Management plans to obtain the necessary financing and to continue to grow revenues in order to achieve profitability but no assurances can be given that management will be able to obtain additional financing or grow revenues to a profitable level.

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

Risk Factors

You should consider the following discussion of risks as well as other information regarding our operations. The risks and uncertainties described below are not the only ones. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. For a more detailed discussion of the risks facing us, you should review the "Risk Factors" sections contained in our Form 10-KSB for the fiscal year ended June 30, 2006, and our amended Registration Statement on Form SB-2 originally filed with the SEC on November 10, 2005 and amended on December 1, 2006.

•	Our independent accountants have expressed uncertainty about our ability to continue as a going concern.

•
Our revenues depend upon one product, our 131Cs brachytherapy seed, which is used to treat only one type of cancer as of the date of this report, although it is approved to treat any malignant disease.

•
The lease on our production facility ends in October 2007 and although management is negotiating a lease for a new production facility, there can be no assurance that any new facility will be licensed and the necessary leasehold improvements completed by the time our current lease expires.

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

•	We are subject to the risk that certain third parties may mishandle our product.

•	Our quarterly operating results will be subject to significant fluctuations.

•	We rely heavily on a limited number of suppliers, particularly on our Russian suppliers of 131Cs which amount to well over 50% of the raw materials needed for our production.

•	Future production increases will depend on our ability to acquire larger quantities of 131Cs and hire more employees.

•	We are subject to uncertainties regarding reimbursement for use of our product.

•	It is possible that other treatments may be deemed superior to brachytherapy for the treatment of cancer and if this were to occur, demand for our product could decline.

•	Our industry is intensely competitive, and many of our competitors are larger than we are and possess greater resources.

•
We may be unable to adequately protect or enforce our intellectual property rights or secure rights to third-party patents, the value of our granted patent and our patents pending is uncertain, and one of our licensed patents may be terminated under certain conditions.

•	Failure to comply with government regulations, which are quite complex, could harm our business.

•	Our business exposes us to product liability claims and also involves environmental risks.

•	We rely heavily upon the expertise of our executive officers and key scientific personnel.

•	Our ability to expand into foreign markets is uncertain.

•	Our ability to expand operations and manage growth is uncertain.

•	Our reporting obligations as a public company are costly.

•	There is a limited market for our common stock, and our stock price is likely to be volatile.

•	Our common stock may be subject to penny stock regulation.

•	Future sales by shareholders of the shares available for sale in the public market, or the perception that such sales may occur, may depress the price of our common stock.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the SEC under the Exchange Act. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedures is designed to provide a reasonable level of assurance that the objectives of the system will be met.

Management’s Remediation Initiatives

As previously reported, our independent registered public accounting firm, in connection with the review of our consolidated financial statements for the period ended September 30, 2005, advised the Board of Directors and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness. In particular, our independent registered public accounting firm identified the following weaknesses in our internal control system: (1) a lack of segregation of duties and (2) a lack of formal procedures relating to all areas of financial reporting. The independent registered public accounting firm indicated that they considered these deficiencies to be reportable conditions as that term is defined under standards established by the American Institute of Certified Public Accountants. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our financial statements will not be prevented or detected on a timely basis. The Company considered these matters in connection with the period end closing of accounts and preparation of the related consolidated financial statements and determined that no prior period financial statements were materially affected by such matters.

During the second quarter of fiscal year 2007, the Company completed the implementation of the following control improvements to remediate the two material weaknesses:

Lack of segregation of duties
▪	Reviewed the duties of all accounting personnel and reassigned any conflicting duties to other personnel;
▪	Established daily management reviews of cash and account receivables activities and positions;
▪	Distributed monthly operating results for review by management in an appropriate time frame; and
▪	Established monthly reconciliation procedures including review by the appropriate supervisor.

Financial reporting procedures
▪	Established monthly reconciliation procedures including review by the appropriate supervisor;
▪	Established and implemented various accounting policies and procedures; and
▪	Distributed monthly operating results for review by management in an appropriate time frame.

Based on the evaluation completed in the second quarter of fiscal year 2007, the Company has concluded that these control improvements are properly designed and operating effectively as of December 31, 2006, and the two material weaknesses that previously existed have been substantially remediated.

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

On February 7, 2007, the Company filed a Current Report on Form 8-K announcing the approval of a rights plan and the adoption of certain bylaw amendments.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 14, 2007

ISORAY, INC., a Minnesota corporation

	By	/s/ Roger E. Girard
Roger E. Girard, Chief Executive Officer

By	/s/ Jonathan R. Hunt
Jonathan R. Hunt, Chief Financial Officer