Form 10-Q
period 2008-03-31
IsoRay, Inc.
filed 2008-05-13
CIK 728387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

or

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
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class	Outstanding as of May 2, 2008
Common stock, $0.001 par value	22,942,088

ISORAY, INC.

PART I – FINANCIAL INFORMATION
IsoRay, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,
	2008	June 30,
	(Unaudited)	2007

ASSETS

Current assets:
Cash and cash equivalents	$3,353,295	$9,355,730
Short-term investments	6,506,859	9,942,840
Accounts receivable, net of allowance for doubtful accounts of $39,780 and $99,789, respectively	808,673	1,092,925
Inventory	862,439	880,834
Prepaid expenses	400,027	458,123

Total current assets	11,931,293	21,730,452

Fixed assets, net of accumulated depreciation	6,401,331	3,665,551
Deferred financing costs, net of accumulated amortization	72,847	95,725
Licenses, net of accumulated amortization	455,539	262,074
Restricted cash	174,273	-
Other assets, net of accumulated amortization	341,036	322,360

Total assets	$19,376,319	$26,076,162

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,066,270	$1,946,042
Accrued payroll and related taxes	242,234	459,068
Accrued interest payable	1,111	1,938
Deferred revenue	-	23,874
Notes payable, due within one year	55,025	49,212
Capital lease obligations, due within one year	61,390	194,855
Asset retirement obligation, current portion	-	131,142

Total current liabilities	1,426,030	2,806,131

Notes payable, due after one year	404,019	528,246
Capital lease obligations, due after one year	3,422	25,560
Asset retirement obligation	494,788	-

Total liabilities	2,328,259	3,359,937

Commitments and contingencies (see Note 11)

Shareholders' equity:
Preferred stock, $.001 par value; 6,000,000 shares authorized:
Series A: 1,000,000 shares allocated; no shares issued and outstanding	-	-
Series B: 5,000,000 shares allocated; 59,065 shares issued and outstanding	59	59
Common stock, $.001 par value; 194,000,000 shares authorized; 23,090,200 and 22,789,324 shares issued and outstanding	23,090	22,789
Additional paid-in capital	47,292,395	45,844,793
Accumulated deficit	(30,267,484)	(23,151,416)

Total shareholders' equity	17,048,060	22,716,225

Total liabilities and shareholders' equity	$19,376,319	$26,076,162

The accompanying notes are an integral part of these financial statements.

IsoRay, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007

Product sales	$1,783,642	$1,645,694	$5,397,705	$4,085,293
Cost of product sales	1,682,981	1,456,978	5,930,278	4,132,518

Gross margin (loss)	100,661	188,716	(532,573)	(47,225)

Operating expenses:
Research and development	434,418	437,143	1,086,333	898,995
Sales and marketing expenses	888,448	849,744	3,091,091	2,412,691
General and administrative expenses	869,435	937,905	2,690,624	3,492,565

Total operating expenses	2,192,301	2,224,792	6,868,048	6,804,251

Operating loss	(2,091,640)	(2,036,076)	(7,400,621)	(6,851,476)

Non-operating income (expense):
Interest income	131,442	68,760	549,993	158,947
Unrealized loss on short-term investments (see Note 4)	(187,300)	-	(187,300)	-
Financing expense	(22,826)	(56,772)	(78,140)	(177,443)

Non-operating income (expense), net	(78,684)	11,988	284,553	(18,496)

Net loss	$(2,170,324)	$(2,024,088)	$(7,116,068)	$(6,869,972)

Basic and diluted loss per share	$(0.09)	$(0.12)	$(0.31)	$(0.42)

Weighted average shares used in computing net loss per share:
Basic and diluted	23,090,200	17,400,355	23,054,375	16,198,067

The accompanying notes are an integral part of these financial statements.

IsoRay, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,116,068)	$(6,869,972)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization of fixed assets	849,716	283,422
Amortization of deferred financing costs and other assets	61,521	99,387
Amortization of discount on short-term investments	(145,165)	-
Unrealized loss on short-term investments	187,300	-
Loss on settlement of ARO liability (Note 7)	(135,120)	-
Accretion of asset retirement obligation	25,670	4,690
Noncash share-based compensation	425,090	1,022,241
Changes in operating assets and liabilities:
Accounts receivable, net	284,252	(646,869)
Inventory	18,395	(109,401)
Prepaid expenses	58,095	(244,364)
Accounts payable and accrued expenses	(879,772)	222,910
Accrued payroll and related taxes	(216,834)	(56,700)
Accrued interest payable	(827)	1,470
Deferred revenue	(23,874)	-

Net cash used by operating activities	(6,607,621)	(6,293,186)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(3,112,400)	(786,614)
Additions to licenses and other assets	(250,783)	(27,657)
Change in restricted cash	(174,273)	-
Purchases of short-term investments	(13,273,653)	-
Proceeds from the sale or maturity of short-term investments	16,667,499	-

Net cash used by investing activities	(143,610)	(814,271)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(118,414)	(95,301)
Principal payments on capital lease obligations	(155,603)	(135,165)
Proceeds from cash sales of common shares pursuant to private placement, net of offering costs	-	19,819,962
Proceeds from cash sales of preferred stock, pursuant to exercise of warrants	-	8,709
Proceeds from cash sales of common stock, pursuant to exercise of warrants	1,010,913	6,448,181
Proceeds from cash sales of common stock, pursuant to exercise of options	11,900	1,106,333
Payment of dividend to preferred shareholders	-	(38,458)

Net cash provided by financing activities	748,796	27,114,261

Net (decrease) increase in cash and cash equivalents	(6,002,435)	20,006,804
Cash and cash equivalents, beginning of period	9,355,730	2,207,452

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,353,295	$22,214,256

Non-cash investing and financing activities:
Increase in fixed assets related to asset retirement obligation	$473,096	$-
Cashless exercise of common stock options	-	145,000
Exchange of convertible debentures payable for shares of common stock	-	49,999

The accompanying notes are an integral part of these financial statements.

IsoRay, Inc.
Notes to the Unaudited Consolidated Financial Statements
For the three and nine-month periods ended March 31, 2008 and 2007

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

2. Accounting for Uncertainty in Income Taxes

On July 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 (FIN No. 48) Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standard (SFAS) No. 109 Accounting for Income Taxes, prescribing a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. In the course of its assessment, management has determined that the Company, its subsidiary, and its predecessors are subject to examination of their income tax filings in the United States and state jurisdictions for the 2003 through 2006 tax years. In the event that the Company is assessed penalties and or interest; penalties will be charged to other operating expense and interest will be charged to interest expense.

The Company adopted FIN No. 48 using the modified prospective transition method, which requires the application of the accounting standard as of July 1, 2007. There was no impact on the financial statements as of and for the three and nine months ended March 31, 2008 as a result of the adoption of FIN No. 48. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FIN No. 48.

3. Loss per Share

The Company accounts for its income (loss) per common share according to SFAS No. 128, Earnings Per Share. Under the provisions of SFAS No. 128, primary and fully diluted earnings per share are replaced with basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Common stock equivalents, including warrants to purchase the Company's common stock, are excluded from the calculations when their effect is antidilutive. At March 31, 2008 and 2007, the calculation of diluted weighted average shares does not include preferred stock, options, or warrants that are potentially convertible into common stock as those would be antidilutive due to the Company’s net loss position.

Securities that could be dilutive in the future as of March 31, 2008 and 2007 are as follows:

	March 31,
	2008	2007
Preferred stock	59,065	59,065
Common stock warrants	3,250,774	3,627,767
Common stock options	2,831,728	3,088,439
Convertible debentures	-	85,542

Total potential dilutive securities	6,141,567	6,860,813

4. Short-Term Investments

The Company’s short-term investments are classified as available-for-sale and recorded at fair market value. The Company’s short-term investments consisted of the following at March 31, 2008 and June 30, 2007:

	March 31,	June 30,
	2008	2007
Municipal debt securities	$3,812,700	$3,000,000
Corporate debt securities	2,694,159	6,942,840

	$6,506,859	$9,942,840

The Company’s municipal debt securities consist of auction rate securities (ARS) that are generally long term debt instruments that provide liquidity through a modified Dutch auction process that resets the applicable interest rate at predetermined intervals, usually every 28 days. ARS generally trade at par and are callable at par on any interest payment date at the option of the issuer. Interest received during a given period is based upon the interest rate determined through the auction process. Although these securities are issued and rated as long term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. The Company generally invests in these securities for short periods of time as part of its cash management program.

However, the recent uncertainties in the credit markets have prevented the Company and other investors from liquidating their holdings by selling their securities at par value as the amount of securities submitted for sale at recent ARS auctions has exceeded the market demand. These securities continue to pay interest according to their stated terms. For those securities that failed to auction, the Company continues to hold these securities and accrues interest at a higher rate than similar securities for which auctions have cleared. The Company's ARS are all AAA/Aaa rated investments and consist of various student loan portfolios with the vast majority of the student loans guaranteed by the U.S. Government under the Federal Family Education Loan Program. These securities were valued using a model that takes into consideration the financial conditions of the issuer and the bond insurers as well as the current illiquidity of the securities. If the credit ratings of the issuers deteriorate, the Company may adjust the carrying value of these investments. The Company is uncertain as to when the liquidity issues relating to these investments will improve.

None of the ARS investments in our portfolio were backed by sub-prime mortgage loans.

Although insufficient demand for certain ARS may continue, we anticipate, based on discussions with our investment advisors, that liquidity may possibly be realized through the emergence of secondary markets in the near term, particularly considering the high default interest rates, high credit ratings, the backing of the Federal Family Education Loan Program, and the historically low default rates of these securities. As such, we believe that the primary impact of the failed auctions is reduced liquidity rather than impairment of principal. In the event that we are unable to sell the investments at or above our carrying value, these securities may not provide us with a liquid source of cash.

Unrealized gains and temporary unrealized losses on these securities are recorded in other comprehensive income/loss within Shareholders' Equity. Unrealized losses that are considered other than temporary are recorded in the Consolidated Statements of Operations in unrealized loss on short-term investments. The Company has recognized the unrealized losses on the ARS as other than temporary and recorded them in the statement of operations rather than in other comprehensive income as the Company may need access to these funds before the uncertainties in the credit markets are fully resolved.

5. Inventory

Inventory consists of the following at March 31, 2008 and June 30, 2007:

	March 31,	June 30,
	2008	2007
Raw materials	$702,210	$682,327
Work in process	127,614	120,242
Finished goods	32,615	78,265

	$862,439	$880,834

6. Restricted Cash

The Washington Department of Health, effective October 2007, has required the Company to provide collateral for the decommissioning of its facility. To satisfy this requirement, the Company funded two CDs totaling $172,500 in separate banks. The CDs both have original maturities of three months but are classified as long-term as the Company does not anticipate decommissioning the facility until the end of the current lease plus the lease option periods. Interest earned on the CDs is rolled-over at the maturity of each CD and becomes part of the restricted cash balance. Interest earned and added to restricted cash during the quarter ended March 31, 2008 was $1,773. These funds will be used to settle a portion of the Company’s remaining asset retirement obligations (Note 7).

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

During the nine month periods ended March 31, 2008 and 2007, the asset retirement obligation changed as follows:

	Nine months
	ended March 31,
	2008	2007
Beginning balance	$131,142	$67,425
New obligations	473,096	-
Settlement of existing obligation	(135,120)	-
Accretion of discount	25,670	4,690

Ending balance	$494,788	$72,115

8. Share-Based Compensation

Effective July 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, using the modified prospective method. The following table presents the share-based compensation expense recognized in accordance with SFAS No. 123R during the three and nine months ended March 31, 2008 and 2007:

	Three months		Nine months
	ended March 31,		ended March 31,
	2008	2007	2008	2007
Cost of product sales	$36,029	$21,076	$109,859	$92,401
Research and development	10,971	8,418	34,071	28,132
Sales and marketing expenses	59,557	54,737	178,671	153,974
General and administrative expenses	(36,080)	40,123	102,489	747,734

Total share-based compensation	$70,477	$124,354	$425,090	$1,022,241

Each quarter the Company reviews its forfeiture assumptions and adjusts its compensation expense when the actual pre-vesting forfeiture rate differs materially from the estimate. During the three months ended March 31, 2008, the Company recognized a credit to compensation expense due to a significant variation between the estimated pre-vesting forfeiture rate and the actual pre-vesting forfeiture rate.

As of March 31, 2008, total unrecognized compensation expense related to stock-based options was $762,148 and the related weighted-average period over which it is expected to be recognized is approximately 0.89 years.

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

A summary of stock option activity within the Company’s share-based compensation plans for the nine months ended March 31, 2008 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at March 31, 2008	2,831,728	$2.72	7.83	$0.00
Vested and expected to vest at March 31, 2008	2,793,342	$2.70	7.83	$0.00
Vested and exercisable at March 31, 2008	2,294,642	$2.42	7.65	$0.00

The aggregate intrinsic value of options exercised during the nine months ended March 31, 2008 and 2007 was $25,300 and $2,065,450, respectively. The Company’s current policy is to issue new shares to satisfy option exercises.

During the three and nine months ended March 31, 2008, the Company did not grant any stock options. The weighted average fair value of stock option awards granted and the key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows:

	Three months		Nine months
	ended March 31,		ended March 31,
	2008	2007	2008	2007
Weighted average fair value of options granted	$-	$2.68	$-	$2.18
Key assumptions used in determining fair value:
Weighted average risk-free interest rate	-%	4.45%	-%	4.82%
Weighted average life of the option (in years)	-	4.97	-	5.5
Weighted average historical stock price volatility	-%	80.00%	-%	75.65%
Expected dividend yield	-%	0.00%	-%	0.00%

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

9. Shareholders’ Equity

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

2008 Employee Stock Option Plan

On January 8, 2008, the Board of Directors unanimously adopted, subject to shareholder approval, the 2008 Employee Stock Option Plan (2008 Option Plan). The 2008 Option Plan would have allowed the Board of Directors to grant options to purchase up to 2,000,000 shares of common stock to selected employees, consultants, and advisors of the Company. Shareholder approval was not obtained for the 2008 Plan at the Company’s annual meeting held on February 20, 2008, and thus no grants have been or will be made under the 2008 Option Plan.

10. Russian Agreement

On January 23, 2008, the Company announced that it had become a 30% owner in a Russian limited liability company, UralDial, LLC, a new medical isotope manufacturing and distribution company based in Yekaterinburg, Russia. Under the terms of the UralDial Charter, the Company will own a 30% share in the new company, through its subsidiary, IsoRay International LLC. UNONA Holdings, a private holding company, has a 40% ownership interest and a 30% ownership interest is held by Russian engineers and scientists involved in the new company. All capital investments for the new manufacturing plant and the development of centers of excellence are expected to be provided by UNONA Holdings in support of the Russian government’s new men’s health initiatives.

11. Commitments and Contingencies

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

The licensor of the “know-how” has disputed management’s contention that it is not using this “know-how”. On September 25, 2007 and again on October 31, 2007, the Company participated in nonbinding mediation regarding this matter; however, no settlement was reached with the Lawrence Family Trust. As of May 1, 2008, the parties still have not reached a settlement. If no settlement is reached, the parties may demand binding arbitration.

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

12. Management and Other Corporate Changes

Resignation of CEO
On February 26, 2008, Roger Girard, Chairman, President and CEO of the Company, resigned from all positions held with the Company and its subsidiaries, including resigning from Board service. There was no disagreement, as defined in 17 CFR 240.3b-7, between the Company and Mr. Girard at the time of Mr. Girard's resignation from the Board of Directors.

In connection with Mr. Girard's resignation, and in lieu of the severance arrangements contained in his Employment Agreement with the Company dated October 6, 2005, the Company made a one time payment to Mr. Girard of $250,000 (less payroll and withholding taxes) in March 2008. The Company has also agreed to release Mr. Girard from certain personal guarantees of Company debt and cancel 148,112 shares of common stock either issued in connection with the guarantees or contingent on his employment through August 2008, continue providing him with certain benefits for one year, and extend the exercise period for Mr. Girard's vested options to purchase 547,173 shares of common stock until May 31, 2009. All unvested options held by Mr. Girard terminated upon his resignation as provided in the Company's applicable stock option plans. Mr. Girard has also agreed to provide consulting services on request through May 15, 2008.

Also on February 26, 2008, the Company's Board appointed Dwight Babcock, one of the Company's directors, as interim CEO and as Chairman of the Board, and appointed Lori Woods, who previously served as Vice President, as Chief Operating Officer.

Mr. Babcock does not have any employment agreement or other compensatory agreement in place with the Company, although he is compensated $4,000 per month for his service as interim CEO and $3,000 per month for his service as Chairman in addition to $3,000 per month for service on the Board. Ms. Woods' existing Employment Agreement, dated February 14, 2007, was not modified or amended in connection with her promotion to Chief Operating Officer.

Director Not Standing for Re-Election
On January 8, 2008, Stephen Boatwright, one of the Company's directors, informed the Company that he would not stand for re-election at the Company's 2008 Annual Meeting of Shareholders, that was held on February 20, 2008, and he resigned on that date. There was no disagreement, as defined in 17 CFR 240.3b-7, between the Company and Mr. Boatwright that resulted in Mr. Boatwright's decision not to stand for re-election.

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

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Information

In addition to historical information, this Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). This statement is included for the express purpose of availing IsoRay, Inc. of the protections of the safe harbor provisions of the PSLRA.

All statements contained in this Form 10-Q, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions . All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described in the “Risk Factors” section of our Form 10-KSB for the fiscal year ended June 30, 2007 and under Part II, Item 1A below that may cause actual results to differ materially.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, inventories, accrued liabilities, and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2007, as filed with the Securities and Exchange Commission on September 28, 2007, are those that depend most heavily on these judgments and estimates. As of March 31, 2008, there have been no material changes to any of the critical accounting policies contained therein.

Results of Operations

Three months ended March 31, 2008 compared to three months ended March 31, 2007

Product sales. The Company generated sales of $1,783,642 during the three months ended March 31, 2008, compared to sales of $1,645,694 for the three months ended March 31, 2007. The increase of $137,948 or 8% is due to increased sales volume of the Company’s Proxcelan Cs-131 brachytherapy seeds. During the three months ended March 31, 2008, the Company sold its Proxcelan seeds to 57 different medical centers as compared to 36 medical centers during the corresponding period of 2007. The increase in the number of centers ordering was tempered by a lower average invoice price due to the expanded use of the Company’s seeds in dual therapy cases which typically use fewer seeds.

Cost of product sales. Cost of product sales was $1,682,981 for the three months ended March 31, 2008 compared to cost of product sales of $1,456,978 during the three months ended March 31, 2007. The major components of the increase of $226,003 or 16% were depreciation, materials, and occupancy costs. Depreciation expenses increased approximately $163,000 as a result of moving operations into the new production facility and purchasing new equipment. This new production facility allowed the Company to increase its available capacity by approximately 300% using its current production techniques and should fulfill the Company’s production needs for the near future. Materials increased approximately $42,000 mainly due to ordering and using more isotope in the three months ended March 31, 2008 compared to the corresponding period of 2007 due to higher production levels and a higher unit price from our primary isotope supplier compared to the previous year. The increase in pricing came as a result of a price increase effective in February 2007 coupled with the Company’s failure to order sufficient volume of isotope to obtain more favorable pricing. The Company renegotiated with its main isotope vendors and reached agreements that reduced the Company’s isotope costs beginning in late March 2008. Occupancy costs increased approximately $75,000 due to the higher rent on our new production facility and associated increased utility costs. In January 2008, the Company’s internal preload facility began shipping preloaded strands on a limited basis and increased its activity during the quarter. This led to a decrease in preload expenses of approximately $12,000.

Gross margin.  Gross margin was $100,661 for the three month period ended March 31, 2008. This represents a decrease in the Company’s gross profit margin of $88,055 or 47% over the corresponding period of 2007’s gross margin of $188,716. The decrease in gross margin is due to the Company’s higher revenues being more than offset by higher production costs.

Research and development expenses. Research and development expenses for the three month period ended March 31, 2008 were $434,418 which represents a decrease of $2,725 or 1% over research and development expenses of $437,143 for the three month period ended March 31, 2007. Consulting expenses increased approximately $106,000 due to the Company’s ongoing project to increase the efficiency of isotope production. This was offset by a decrease of approximately $101,000 in legal expenses as the Company has focused on its key patents and trademarks in significant countries and deemphasized the protection of patents and trademarks in other countries.

Sales and marketing expenses. Sales and marketing expenses were $888,448 for the three months ended March 31, 2008. This represents an increase of $38,704 or 5% compared to expenditures in the three months ended March 31, 2007 of $849,744 for sales and marketing. Consulting expenses increased approximately $54,000 related to a payment for assistance with certain technical and clinical papers. Travel expenses increased approximately $11,000 mainly due to the first annual national sales meeting held in January 2008 that was used to further train the sales force. These increases were offset by decreases in hiring costs, marketing and advertising, and personnel expenses. Hiring costs decreased approximately $21,000 as the Company was actively building its direct sales force during the period ended March 31, 2007 but the sales force has remained constant during the three months ended March 31, 2008. Marketing and advertising decreased approximately $17,000 due to new article reprints and other marketing materials purchased during the three months ended March 31, 2007. Personnel expenses decreased approximately $15,000 due to a decrease in the sales force that occurred at the beginning of January 2008. The Company currently has a direct sales force of seven people in various geographic regions.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2008 were $869,435 compared to general and administrative expenses of $937,905 for the corresponding period of 2007. The decrease of $68,470 or 7% is mainly due to reduced share-based compensation of approximately $76,000 as the Company reversed the expense for unvested and forfeited options of Mr. Girard, reduced bad debt expense of approximately $71,000 due to improved collections, reduced consulting expenses of approximately $50,000 due to a payment in the previous year related to design work for a potential new production facility, reduced payroll expenses of approximately $48,000 due to a lower headcount, reduced public company expenses of approximately $20,000 due to lower investor relations cost partially offset by increased director compensation, and reduced travel expenses of approximately $13,000. These decreases were partially offset by a one-time accrual paid upon Mr. Girard’s resignation of $250,000 plus payroll taxes less previously accrued vacation of approximately $69,000.

Operating loss. The Company continues to focus its resources on marketing and sales and retaining the administrative infrastructure to increase the level of demand for the Company’s product. These costs coupled with an increase in production costs, and significant research and development expenditures has resulted in operating losses since its inception. In the three months ended March 31, 2008, the Company had an operating loss of $2,091,641 which is an increase of $55,565 or 3% over the operating loss of $2,036,076 for the three months ended March 31, 2007.

Interest income. Interest income was $131,442 for the three months ended March 31, 2008. This represents an increase of $62,682 or 91% compared to interest income of $68,760 for the three months ended March 31, 2007. Interest income is mainly derived from excess funds held in money market accounts and invested in short-term investments.

Unrealized loss on short-term investments. The unrealized loss for the three months ended March 31, 2008 is due to the recent uncertainties in the credit markets particularly for certain auction rate securities held by the Company. The loss represents the amount to write-down these securities to their estimated fair market value. The Company has elected to recognize these losses as other than temporary and record them in the statement of operations rather than in other comprehensive income as the Company may need access to these funds before the uncertainties in the credit markets are fully resolved.

Financing expense. Financing expense for the three months ended March 31, 2008 was $22,826 or a decrease of $33,946 or 60% from financing expense of $56,772 for the corresponding period in 2007. Included in financing expense is interest expense of approximately $15,000 and $35,000 for the three months ended March 31, 2008 and 2007, respectively. The decrease in interest expense is due to the maturity and payoff of the convertible debentures during the fiscal year ended June 30, 2007. The remaining balance of financing expense represents the amortization of deferred financing costs which decreased due to the write-off in fiscal year 2007 of the deferred financing costs relating to the Columbia River Bank line of credit.

Nine months ended March 31, 2008 compared to nine months ended March 31, 2007

Product sales. Sales for the nine months ended March 31, 2008 were $5,397,705 compared to sales of $4,085,293 for the nine months ended March 31, 2007. The increase of $1,312,412 or 32% was due to increased sales volume of the Company’s Proxcelan Cs-131 brachytherapy seeds. During the nine months ended March 31, 2008 the Company sold its Cs-131 seeds to 79 different medical centers as compared to 44 centers during the corresponding period of 2007. The increase in the number of centers ordering was tempered by a lower average invoice price due to the expanded use of the Company’s seeds in dual therapy cases which typically use less seeds.

Cost of product sales. Cost of product sales was $5,930,278 for the nine months ended March 31, 2008 which represents an increase of $1,797,760 or 44% compared to cost of product sales of $4,132,518 during the nine months ended March 31, 2007. Materials expense increased approximately $528,000 mainly due to ordering and using more isotope in the nine months ended March 31, 2008 compared to the corresponding period of 2007 and a higher unit price from our main supplier in 2008 compared to 2007. The Company renegotiated with its main isotope vendors and reached agreements that reduced the Company’s isotope costs beginning in late March 2008. Depreciation expense increased approximately $568,000 as a result of moving operations into a new production facility and purchasing new production equipment in the past nine months. This new production facility allowed the Company to increase its available capacity by approximately 300% using its current production techniques and should fulfill the Company’s production needs for the near future. Preload expenses increased approximately $184,000 due to higher sales volumes and due to the start-up costs of the Company’s internal preload facility. The Company began shipping preloaded strands during January 2008 and has slowly increased the amount of preload activity completed in-house. Personnel expenses, including payroll, benefits, and related taxes, increased approximately $149,000 due to the hiring of additional production personnel to support higher production levels. Occupancy costs increased approximately $169,000 as the Company entered into a lease for a new production facility in March 2007 and continued to pay rent on its old production facility through mid-December 2007.

The Company also experienced increases in cost of product sales expenditures directly related to the new facility that was opened in September 2007. To ensure a smooth transition with no missed order shipments, the Company ordered an additional $38,000 of isotope in September 2007 that was not utilized as the removal and transportation of the isotope from the old facility to the new facility presented logistical challenges that made it cost prohibitive. As part of opening the new facility, the Company incurred approximately $20,000 of wages and related taxes for personnel to perform equipment set-up and validation. The Company also expensed approximately $82,000 of production materials and small tools for the new facility, none of which individually exceeded the $2,500 threshold the Company uses in determining whether to capitalize production equipment.

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

Gross loss.  Gross loss was $532,573 for the nine month period ended March 31, 2008. This represents an increase of $485,348 or 1,028% over the corresponding period of 2007’s gross loss of $47,225. The increase is due to the increase in production costs more than offsetting the increase in revenues as discussed above.

Research and development expenses. Research and development expenses for the nine months ended March 31, 2008 were $1,086,333 which represents an increase of $187,338 or 21% over the research and development expenses of $898,995 for the corresponding period of 2007. The major components of the increase were consulting, personnel, protocol, and travel expenses. Consulting expenses increased approximately $172,000 which is mainly due to the Company’s ongoing project to increase the efficiency of isotope production. Personnel expenses, including payroll, benefits, and related taxes, increased approximately $25,000 due to higher salaries for research and development personnel, which was partially offset by a decrease in headcount during the third quarter ended March 31, 2008. Protocol expenses increased approximately $24,000 mainly due to payments for the Company’s randomized prospective clinical study, its dual-therapy study, and its continued monitoring and updating of the mono-therapy study. Travel expenses increased approximately $30,000 due to increased trips to Russia for the Company’s interest in the new Russian entity that was announced in January 2008 and to Belgium to review work on the polymer technology licensed from IBt. These increases were partially offset by a decrease in legal expenses of approximately $96,000 as the Company has focused on its key patents and trademarks in significant countries and deemphasized the protection of patents and trademarks in other countries.

Sales and marketing expenses. Sales and marketing expenses were $3,091,091 for the nine months ended March 31, 2008. This represents an increase of $678,400 or 28% compared to expenditures in the nine months ended March 31, 2007 of $2,412,691 for sales and marketing. Personnel expenses, including payroll, benefits, and related taxes, increased approximately $439,000 due to higher commissions paid due to higher revenues and an increase in average headcount. Travel expenses increased approximately $81,000 due to the increase in average headcount. Consulting expenses increased approximately $151,000, mainly due to payments to consultants to develop technical publications and other materials, to represent the Company at professional society meetings, to serve as members of the Company’s Cesium Advisory Group (a new advisory group comprised of radiation oncologists and physicists that met for the first time in December 2007), and increased expenses for a lobbying group. Dues and subscriptions increased approximately $35,000 mainly due to the purchase of market research reports and the purchase of subscriptions for US medical residents. Marketing and advertising increased approximately $66,000 as the Company created new brochures and other marketing aids. These increases were partially offset by a decrease of approximately $112,000 in convention and tradeshow expenses as the Company reduced its overall budget for ASTRO and the smaller tradeshows and a decrease of approximately $26,000 in hiring costs.

General and administrative expenses. General and administrative expenses for the nine months ended March 31, 2008 were $2,690,624 compared to general and administrative expenses of $3,492,565 for the corresponding period of 2007. The decrease of $801,941 or 23% is primarily due to a decrease in share-based compensation of approximately $645,000. Components of this decrease were comprised of no option grants in 2008 and the reversal of the expense for unvested and forfeited options of Mr. Girard, reduced bad debt expense of approximately $86,000, reduced consulting expenses of approximately $46,000, and reduced travel expenses of approximately $79,000. Personnel costs also decreased approximately $77,000 primarily as a result of a lower severance accrual of approximately $187,000 in the nine months ended March 31, 2008 compared to a severance accrual of approximately $288,000 in the nine months ended March 31, 2007. These decreases were partially offset by increases in legal expenses and public company expenses. Legal expenses increased by approximately $87,000 due to costs incurred for contract drafting and review of the Company’s interest in the new Russian entity, the IBt strategic global alliance agreements, and mediation costs with the Lawrence Family Trust. Without these fees, legal expenses would have decreased by approximately $150,000. Public company expenses increased approximately $95,000 owing to the new director compensation plan instituted in fiscal year 2008.

Operating loss. The Company continues to focus its resources on marketing and sales and retaining the administrative infrastructure to increase the level of demand for the Company’s product. These costs coupled with product revenues not covering production costs, and significant research and development expenditures, has resulted in operating losses since its inception. In the nine months ended March 31, 2008, the Company had an operating loss of $7,400,622 which is an increase of $549,146 or 8% over the operating loss of $6,851,476 for the nine months ended March 31, 2007.

Interest income. Interest income was $549,993 for the nine months ended March 31, 2008. This represents an increase of $391,046 or 246% compared to interest income of $158,947 for the nine months ended March 31, 2007. Interest income is mainly derived from excess funds held in money market accounts and invested in short-term investments.

Unrealized loss on short-term investments. The unrealized loss for the three months ended March 31, 2008 is due to the recent uncertainties in the credit markets particularly for certain auction rate securities held by the Company. The loss represents the amount to write-down these securities to their estimated fair market value. The Company has elected to recognize these losses as other than temporary and record them in the statement of operations rather than in other comprehensive income as the Company may need access to these funds before the uncertainties in the credit markets are fully resolved.

Financing expense. Financing expense for the nine months ended March 31, 2008 was $78,140 or a decrease of $99,303 or 56% from financing expense of $177,443 for the corresponding period in 2007. Included in financing expense is interest expense of approximately $55,000 and $112,000 for the nine months ended March 31, 2008 and 2007, respectively. The decrease in interest expense is due to the maturity and payment of the convertible debentures during the fiscal year ended June 30, 2007. The remaining balance of financing expense represents the amortization of deferred financing costs which decreased due to the write-off in fiscal year 2007 of the deferred financing costs relating to the Columbia River Bank line of credit.

Liquidity and capital resources. The Company has historically financed its operations through cash investments from shareholders. During the nine months ended March 31, 2008, the Company’s primary source of cash was the exercise of common stock warrants and options for $1,022,813 and the Company primarily used existing cash reserves to fund its operations and capital expenditures.

Cash flows from operating activities

Cash used in operating activities was $6.6 million for the nine months ended March 31, 2008 compared to $6.3 million for the nine months ended March 31, 2007. Cash used by operating activities is net loss adjusted for non-cash items and changes in operating assets and liabilities. The year-to-date increase in cash usage is mainly due to an increased net loss.

Cash flows from investing activities

Cash used in investing activities was approximately $142,000 and $814,000 for the nine months ended March 31, 2008 and 2007, respectively. Cash expenditures for fixed assets were approximately $3.1 million and $787,000 during the nine months ended March 31, 2008 and 2007, respectively. The large increase is mainly due to construction of our new facility and equipment purchases for the new facility. The Company also established restricted cash accounts of $172,500 during the nine months ended March 31, 2008 and these restricted cash accounts have earned interest of $1,773 (see Note 6). These decreases were partially offset by net proceeds of approximately $3.4 million from the sale of short-term securities.

Cash flows from financing activities

During the nine months ended March 31, 2008, the Company issued 290,876 shares of common stock pursuant to the exercise of common stock options and warrants. The Company received $1,022,813 in cash pursuant to these exercises.

Projected 2008 Liquidity and Capital Resources

At March 31, 2008, cash and cash equivalents amounted to $3,353,295 and short-term investments amounted to $6,506,859 compared to $9,355,730 of cash and cash equivalents and $9,942,840 of short-term investments at June 30, 2007.

The Company had approximately $3.7 million of cash and $5.6 million of short-term investments as of May 8, 2008. As of that date management believed that the Company’s monthly required cash operating expenditures were approximately $600,000 excluding capital expenditure requirements. The Company’s cash operating expenditures were higher than this level during the nine months ended March 31, 2008 but this was mainly due to the additional expenditures necessary to make the new facility operational while maintaining operations at the previous facility and a one-time severance payment. Our new interim CEO has reemphasized certain initiatives to focus on the Company’s core business and strategy of increasing revenues and reducing costs of production. Based on these initiatives, the Company has implemented a short-term target of reducing its monthly cash burn rate to $400,000 but there can be no assurance that the Company will be able to achieve this level. For the month of April 2008, management believes that the Company’s cash expenditures decreased to approximately $450,000, a significant improvement from the monthly rate of the prior quarter.

Assuming operating costs expand proportionately with revenue increases, other applications are pursued for seed usage outside the prostate market, protocols are expanded supporting the integrity of the Company’s product and sales and marketing expenses continue to increase, management believes the Company will reach breakeven with revenues of approximately $2 million per month. Management’s plans to attain breakeven and generate additional cash flows include increasing revenues from both new and existing customers, developing additional therapies, and maintaining cost control. Because the quarter ended March 31, 2008 was relatively flat when compared to the prior quarter, our interim CEO has instituted greater levels of cost reductions than prior management had undertaken. However, there can be no assurance that the Company will attain profitability or that the Company will be able to attain its aggressive revenue targets. If the Company does not experience the necessary increases in sales or if it experiences unforeseen manufacturing constraints, the Company may need to obtain additional funding.

The Company has continued its focus on reducing its production costs and making its sales force more efficient. The Company has recently begun a review of our production process and the possibility of automating a portion of the process in order to reduce labor costs and gain better efficiencies. The Company also reviewed and revised its sales compensation policy. The new compensation policy places increased emphasis on generating new customers and organic growth from existing customers.

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

Long-Term Debt and Capital Lease Agreements

IsoRay had two loan facilities in place as of March 31, 2008. The first loan is from the Benton-Franklin Economic Development District (BFEDD) in an original principal amount of $230,000 and was funded in December 2004. It bears interest at eight percent and has a sixty month term with a final balloon payment. As of March 31, 2008, the principal balance owed was $149,433. This loan is secured by certain equipment, materials and inventory of the Company, and also required personal guarantees, for which the guarantors were issued approximately 70,455 shares of common stock. The second loan is from the Hanford Area Economic Investment Fund Committee (HAEIFC) and was originated in June 2006. The loan originally had a total facility of $1,400,000 which was reduced in September 2007 to the amount of the Company’s initial draw of $418,670. The loan bears interest at nine percent and the principal balance owed as of March 31, 2008 was $309,612. This loan is secured by receivables, equipment, materials and inventory, and certain life insurance policies and also required personal guarantees.

The Company has certain capital leases for production and office equipment that expire at various times from March 2008 to April 2009. These leases currently call for total monthly payments of $19,361. The total of all capital lease obligations at March 31, 2008 was $64,813.

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

New Accounting Standards

In September 2006, the FASB issued statement SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company does not believe the adoption of SFAS No. 157 will have a material effect on its consolidated financial statements.

In February 2007, the FASB issued statement SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115. The statement allows entities to value financial instruments and certain other items at fair value. The statement provides guidance over the election of the fair value option, including the timing of the election and specific items eligible for the fair value accounting. Changes in fair values would be recorded in earnings. The statement is effective for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of SFAS No. 159 will have a material effect on its consolidated financial statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide Part I, Item 3 disclosure in this Quarterly Report.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2008. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the SEC under the Exchange Act. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedures is designed to provide a reasonable level of assurance that the objectives of the system will be met.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A – RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-KSB for the year ended June 30, 2007.

We Rely Heavily On A Limited Number Of Suppliers. Some materials used in our products are currently available only from a limited number of suppliers. Approximately (50%) of our cesium was supplied by two suppliers located in Russia, with the remaining fifty percent (50%) being supplied by a single U.S. supplier, during the quarter ended March 31, 2008. In certain prior quarters, nearly eighty percent (80%) of our cesium was supplied by a single Russian supplier, but the Company has begun taking steps to reduce its reliance on a single source for cesium.

With the development of barium enrichment capabilities, the Company plans to expand Cs-131 manufacturing capability at the MURR reactor in the United States. This strategy may increase the risk associated with concentrating isotope production at a single reactor facility unless the Company can continue to obtain cesium from multiple suppliers. Failure to obtain deliveries of cesium from multiple sources could have a material adverse effect on seed production and there may be a delay before we could locate alternative suppliers beyond the three currently used.

We may not be able to locate additional suppliers outside of Russia capable of producing the level of output of cesium at the quality standards we require. Additional factors that could cause interruptions or delays in our source of materials include limitations on the availability of raw materials or manufacturing performance experienced by our suppliers and a breakdown in our commercial relations with one or more suppliers. Some of these factors may be completely out of our and our suppliers’ control.

Virtually all titanium tubing used in brachytherapy seed manufacture comes from a single source, Accellant Corporation. We currently obtain a key component of our seed core from a single supplier. We do not have formal written agreements with either this key supplier or with Accellant Corporation. Any interruption or delay in the supply of materials required to produce our products could harm our business if we were unable to obtain an alternative supplier or substitute equivalent materials in a cost-effective and timely manner. To mitigate any potential interruptions, the Company continually evaluates its inventory levels and management believes that the Company maintains a sufficient quantity on hand to alleviate any potential disruptions.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 20, 2008, the Company held its Annual Meeting of Shareholders at which our shareholders elected six Directors, voted on the 2008 Employee Stock Option Plan, and ratified the appointment of our independent registered public accounting firm for the fiscal year ending June 30, 2008.

(a)	Election of Directors. All nominees for election as Directors were unopposed and elected as follows:

Director	For	Withhold
Dwight Babcock	14,449,758	2,726,725
Roger E. Girard	15,552,855	1,623,628
Robert R. Kauffman	14,312,149	2,864,334
Thomas C. LaVoy	14,554,589	2,621,894
Albert Smith	14,554,589	2,621,894
David J. Swanberg	15,816,620	1,359,863

(b)
IsoRay, Inc. 2008 Employee Stock Option Plan. Shareholder approval was not obtained due to a lack of shareholder votes for the 2008 Plan at the Company’s annual meeting held on February 20, 2008, and thus no grants have been or will be made under the 2008 Option Plan. The voting totals were as follows:

For	Against	Abstain	Non-votes
6,787,570	3,288,004	393,202	167,601

(c)
Appointment of our independent registered public accounting firm. Proposal to ratify the appointment of DeCoria, Maichel & Teague, P.S. as independent registered public accounting firm of the Company for the fiscal year ending June 30, 2008 was approved as follows:

For	Against	Abstain
16,483,868	525,014	167,601

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

(b)	Reports on Form 8-K:

On January 14, 2008, the Company filed a Current Report on Form 8-K announcing certain amendments to its Bylaws and the decision by a director not to stand for re-election at the February 20, 2008 annual meeting of shareholders.

On February 11, 2008, the Company filed a Current Report on Form 8-K announcing its financial results for the second quarter of fiscal year 2008.

On February 27, 2008, the Company filed a Current Report on Form 8-K announcing the resignation of Roger Girard, Chairman, President, and CEO of the Company, from all positions held with the Company and its subsidiaries, the appointment of Dwight Babcock as interim CEO and as Chairman, and the appointment of Lori Woods as Chief Operating Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2008

ISORAY, INC., a Minnesota corporation

By	/s/ Dwight Babcock
Dwight Babcock, Interim Chief Executive Officer

By	/s/ Jonathan R. Hunt
Jonathan R. Hunt, Chief Financial Officer