Form 10-K
period 2008-06-30
IsoRay, Inc.
filed 2008-09-29
CIK 728387

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 30, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to ____________

Commission File No. 001-33407

IsoRay, Inc.
(Exact name of registrant as specified in its charter)

Minnesota (State of incorporation)	41-1458152 (I.R.S. Employer Identification No.)

350 Hills St., Suite 106 Richland, Washington 99354 (Address of principal executive offices)	(509) 375-1202 (Registrant’s telephone number)

Registrant's telephone number, including area code: (509) 375-1202

Securities registered pursuant to Section 12(b) of the Exchange Act – Common Stock – $0.001 par value
(American Stock Exchange)

Securities registered pursuant to Section 12(g) of the Exchange Act – Series C Preferred Share Purchase Rights

Number of shares outstanding of each of the issuer's classes of common equity:

Class	Outstanding as of September 16, 2008
Common stock, $0.001 par value	22,942,088

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter – $44,350,379 as of December 31, 2007.

Documents incorporated by reference – none.

ISORAY, INC.

Caution Regarding Forward-Looking Information

In addition to historical information, this Form 10-K contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). This statement is included for the express purpose of availing IsoRay, Inc. of the protections of the safe harbor provisions of the PSLRA.

All statements contained in this Form 10-K, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future revenue, economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under Item 1A – Risk Factors beginning on page 21 below that may cause actual results to differ materially.

Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. Readers are cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company's views as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

As used in this Form 10-K, unless the context requires otherwise, “we” or “us” or the “Company” means IsoRay, Inc. and its subsidiaries.

ITEM 1 – BUSINESS

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

Medical, a Delaware corporation, was incorporated on June 15, 2004 to develop, manufacture and sell isotope-based medical products and devices for the treatment of cancer and other malignant diseases. Medical is headquartered in Richland, Washington.

IsoRay International LLC (International), a Washington limited liability company, was formed on November 27, 2007 to serve as an owner in a Russian LLC that will distribute the Company’s products to the Russian market and also license the Company’s technology for use in manufacturing Cs-131 brachytherapy seeds in Russia. International is a wholly-owned subsidiary of the Company.

Available Information

The Company electronically files its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports and other information with the Securities and Exchange Commission (SEC). These reports can be obtained by accessing the SEC’s website at www.sec.gov. The public can also obtain copies by visiting the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the Company makes copies of its annual and quarterly reports available to the public at its website at www.isoray.com. Information on this website is not a part of this report.

Business Operations

Overview

IsoRay began production and sales of Proxcelan Cesium-131 (Cs-131) brachytherapy seeds in October 2004 for the treatment of prostate cancer after clearance of its premarket notification (510(k)) by the Food and Drug Administration (FDA). In December 2007, IsoRay began selling its Proxcelan Cs-131 seeds for the treatment of ocular melanoma. Cs-131 could also be applied as a treatment for other solid tumor applications such as breast, lung, liver, brain and pancreatic cancer, expanding the total available market opportunity for Cs-131 brachytherapy. Management believes its Cs-131 technology will allow it to capture a major position in the brachytherapy market. The beneficial characteristics of the Cs-131 isotope are expected to result in decreased radiation exposure to the patient and reduced severity and duration of side effects, while treating cancer cells as effectively as other isotopes used in seed brachytherapy.

Brachytherapy seeds are small devices used in an internal radiation therapy procedure. In recent years the procedure has become one of the primary treatments for prostate cancer. The brachytherapy procedure places radioactive seeds as close as possible to (in or near) the cancerous tumor (the word “brachytherapy” means close therapy). The seeds deliver therapeutic radiation thereby killing the cancerous tumor cells while minimizing exposure to adjacent healthy tissue. This procedure allows doctors to administer a higher dose of radiation directly to the tumor. Each seed contains a radioisotope sealed within a welded titanium capsule. When brachytherapy is the only treatment (monotherapy), approximately 70 to 120 seeds are permanently implanted in the prostate in an outpatient procedure lasting less than one hour. When brachytherapy is combined with external beam radiation or intensity modulated radiation therapy (dual therapy), then approximately 40-80 seeds are used in the procedure. The isotope decays over time and eventually the seeds become inert. The seeds may be used as a primary treatment or in conjunction with other treatment modalities, such as chemotherapy, or as treatment for residual disease after excision of primary tumors.

Management believes that the IsoRay Proxcelan Cesium-131 brachytherapy seed represents  the first major advancement in brachytherapy technology in over 20 years with attributes that could make it the long-term “seed of choice” for internal radiation therapy procedures. The Cs-131 seed has an FDA cleared 510(k) for treatment of malignant disease (e.g. cancers of the head and neck, brain, liver, lung, breast, prostate, etc.) and may be used in surface, interstitial, and intracavity applications for tumors with known radiosensitivity.

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

Improved Coverage of the Prostate
Permanent prostate brachytherapy utilizing Cs-131 seeds allows for better dose homogeneity and sparing of the urethra and rectum while providing comparable prostate coverage compared to I-125 or Pd-103 seeds with comparable or fewer seeds and needles. (R Yang, J Wang, Dosimetric Comparison of Permanent Prostate Brachytherapy Plans Utilizing Cs-131, I-125 and Pd-103 Seeds. Abstract presented at the AAPM Annual Meeting, July 2008, Houston TX)

Rapid Resolution of Side effects
Studies demonstrate that objective measures of common side-effects showed an early peak in symptoms in the 2-week to 1-month time frame. Resolution of morbidity resolved rapidly within 4-6 months. (Prestidge B, et. al., Clinical Outcomes of a Phase-II, Multi-institutional Cesium-131 Permanent Prostate Brachytherapy Trial. Brachytherapy. 2007: 6 (2); Prestidge B, et al. Cesium-131 Permanent Prostate Brachytherapy:  An Initial Report.  Int. J. Radiation Oncology Biol. Phys. 2005:  63 (1) 5336-5337)

Higher Biologically Effective Dose
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

PSA Control
Investigators tracking PSA in both single arm and randomized trials have concluded Cs-131’s PSA response rates show similar tumor control to I-125, long considered the gold standard in permanent seed brachytherapy. (Moran, B, et. al. Cesium-131 Prostate Brachytherapy” An Early Experience. Brachytherapy. 2007; 6 (2). Bice W, et. al. Recommendations for permanent prostate brachytherapy with 131Cs: a consensus report from the Cesium Advisory Group. Oral Presentation at ABS Annual Meeting, May 2008, Boston MA)

The following graph was presented in William Bice, PhD’s presentation at the 2008 ABS Annual Meeting in May 2008 and shows Cs-131’s PSA response rate compared to I-125 and Pd-103.

Industry Information

Incidence of Prostate Cancer

The prostate is a walnut-sized gland surrounding the male urethra, located below the bladder and adjacent to the rectum. Prostate cancer is a malignant tumor that begins most often in the periphery of the gland and, like other forms of cancer, may spread beyond the prostate to other parts of the body. According to the American Cancer Society, approximately one in six men will be diagnosed with prostate cancer during his lifetime. It is the most common form of cancer in men after skin cancer, and the second leading cause of cancer deaths in men. The American Cancer Society estimates there will be about 186,320 new cases of prostate cancer diagnosed and an estimated 28,660 deaths associated with the disease in the United States in 2008. Because of early detection techniques (e.g., screening for prostate specific antigen, or PSA), approximately nine out of ten prostate cancers are found in the local and regional stages (local means it is still confined to the prostate; regional means it has spread from the prostate to nearby areas, but not to distant sites, such as bone).

Prostate cancer accounts for about 9% of cancer related deaths in men. Prostate cancer incidence and mortality increase with age. The National Cancer Institute has reported that the incidence of prostate cancer increases dramatically in men over the age of 55. At the age of 70, the chance of having prostate cancer is 12 times greater than at age 50.

The American Cancer Society recommends that men without symptoms, risk factors and who have a life expectancy of at least ten years, should begin regular annual medical exams at the age of 50, and believes that health care providers should offer as part of the exam the prostate-specific antigen (PSA) blood test and a digital rectal examination. The PSA blood test determines the amount of prostate specific antigen present in the blood. PSA is found in a protein secreted by the prostate, and elevated levels of PSA can be associated with either prostatitis (a noncancerous inflammatory condition) or a proliferation of cancer cells in the prostate. Transrectal ultrasound tests and biopsies are typically performed on patients with elevated PSA readings to confirm the existence of cancer. Early screening has fostered a decline in the prostate cancer death rate since 1990. When compared to men of the same age and race who do not have cancer (called relative survival), the 5-year relative survival rate for men when the cancer is found in the local and regional stages is nearly 100%.

Brachytherapy

There is a large potential market for the Company’s products.  Several significant clinical and market factors are contributing to the increasing popularity of the brachytherapy procedure. Over 61,000 procedures were forecasted to occur in the U.S. in 2007 (Source: iData Research, Inc., 2008). IsoRay’s management believes that the Proxcelan seed will add incremental growth to the existing brachytherapy seed market as physicians who are currently reluctant to recommend brachytherapy for their prostate patients due, in part, to side effects caused by longer-lived isotopes, become comfortable with the shorter half-life of Cs-131, and the anticipated related reduction of side effects that it offers.

In 1996 only 4% of prostate cancer cases were treated with brachytherapy, or about 8,000 procedures. The number of brachytherapy cases has consistently increased and in 2007 approximately 61,000 brachytherapy procedures were performed to treat prostate cancer. (Source: iData Research Inc., 2008)

Minimally invasive brachytherapy has significant advantages over competing treatments including lower cost, equal or better survival data, fewer side effects, faster recovery time and the convenience of a single outpatient implant procedure that generally lasts less than one hour (Merrick, et al., Techniques in Urology, Vol. 7, 2001; Potters, et al., Journal of Urology, May 2005; Sharkey, et al., Current Urology Reports, 2002).

Management expects that market growth in all brachytherapy in the U.S. will increase at the rate of 4% per year through 2011. Independent research firms have estimated Cs-131 growth alone in the U.S. marketplace to average 32% a year from 2009 through 2014 (Source: iData Research Inc., 2008). The competing isotopes Pd-103 and I-125 are projected to decrease by .5% and increase 1.6% respectively per year during this same time period (Source: iData Research Inc., 2008).

Treatment Options and Protocol

In addition to brachytherapy, localized prostate cancer can be treated with prostatectomy surgery (RP for radical prostatectomy), external beam radiation therapy (EBRT), intensity modulated radiation therapy (IMRT), dual or combination therapy, high dose rate brachytherapy (HDR), cryosurgery, hormone therapy, and watchful waiting. The success of any treatment is measured by the feasibility of the procedure for the patient, morbidities associated with the treatment, overall survival, and cost. When the cancerous tissue is not completely eliminated, the cancer typically returns to the primary site, often with metastases to other areas of the body.

Prostatectomy Surgery Options. Historically the most common treatment option for prostate cancer, radical prostatectomy is the removal of the prostate gland and some surrounding tissue through an invasive surgical procedure. RP is performed under general anesthesia and involves a hospital stay of three days on average for patient observation and recovery. Possible side affects of RP include impotence and incontinence. According to a study published in the Journal of the American Medical Association in January 2000, approximately 60% of men who had a RP reported erectile dysfunction as a result of surgery. This same study stated that approximately 40% of the patients observed reported at least occasional incontinence. New methods such as laparoscopic and robotic prostatectomy surgeries are currently being used more frequently in order to minimize the nerve damage that leads to impotence and incontinence, but these techniques require a high degree of surgical skill. RP and laparoscopic prostatectomy are projected to decrease approximately 31% in the U.S. from the 2004 high of 66,567 to 20,838 procedures in 2014. However, robotic surgeries are projected to more than replace the decrease in the RP and laparoscopic procedures (Source: iData Research Inc., 2008).

Primary External Beam Radiation Therapy. EBRT involves directing a beam of radiation from outside the body at the prostate gland to destroy cancerous tissue. EBRT treatments are received on an outpatient basis five days per week usually over a period of eight or nine weeks. Some studies have shown, however, that the ten-year disease free survival rates with treatment through EBRT are less than the disease free survival rates after RP or brachytherapy treatment. Side effects of EBRT can include diarrhea, rectal leakage, irritated intestines, frequent urination, burning while urinating, and blood in the urine. Also the incidence of incontinence and impotence five to six years after EBRT is comparable to that for surgery. EBRT procedures are projected to increase slightly from 22,000 procedures in 2006 to 24,900 in 2012 (Source: Millennium Research Group, 2008).

Intensity Modulated Radiation Therapy. IMRT is considered a more advanced form of EBRT in which sophisticated computer control is used to aim the beam at the prostate from multiple different angles and to vary the intensity of the beam. Thus, damage to normal tissue and critical structures is minimized by distributing the unwanted radiation over a larger geometric area. This course of treatment is similar to EBRT and requires daily doses over a period of seven to eight weeks to deliver the total dose of radiation prescribed to kill the tumor. Because IMRT is a new treatment, less clinical data regarding treatment effectiveness and the incidence of side effects is available. One advantage of IMRT, and to some extent EBRT, is the ability to treat cancers that have begun to spread from the tumor site. An increasingly popular therapy for patients with more advanced prostate cancer is a combination of IMRT with seed brachytherapy, known as combination or dual therapy. IMRT in the U.S. (including dual therapy) is projected to grow 9% per year from 31,500 procedures in 2007 to 48,500 procedures in 2012 (Source: Millennium Research Group, 2008). IMRT is generally more expensive than other common treatment modalities.

Dual or Combination Therapy. Dual therapy is the combination of IMRT or 3-dimensional conformal external beam radiation and seed brachytherapy to treat extra-prostatic extensions or high risk prostate cancers that have grown outside the prostate. Combination therapy treats high risk patients with a full course of IMRT or EBRT over a period of several weeks. When this initial treatment is completed, the patient must then wait for several more weeks to months to have the prostate seed implant.

With the arrival of Proxcelan Cs-131, with its short half life, patients may now complete their course of treatment sooner and have shorter duration of side-effects. Management estimates that at least 30% of all prostate implants are now dual therapy cases.

High Dose Rate Temporary Brachytherapy. HDR temporary brachytherapy involves placing very tiny plastic catheters into the prostate gland, and then giving a series of radiation treatments through these catheters. The catheters are then removed, and no radioactive material is left in the prostate gland. A computer-controlled machine inserts a single highly radioactive iridium seed into the catheters one by one. This procedure is typically repeated at least three times while the patient is hospitalized for at least 24 hours. HDR is projected to grow approximately 1.3% per year from 26,200 procedures in 2007 through 2012 (Source: Millennium Research Group, 2008).

Cryosurgery. Cryosurgery involves placing cold metal probes into the prostate and freezing the tissue in order to destroy the tumor. Cryosurgery patients typically stay in the hospital for a day or two and have had higher rates of impotence and other side effects than those who have used seed implant brachytherapy. Market research firms project that cryosurgery will grow steadily through 2012. To date the market has remained almost flat (Source: Millennium Research Group, 2008).

Additional Treatments. Additional treatments include hormone therapy and chemotherapy. Hormone therapy is generally used to shrink the tumor or make it grow more slowly but will not eradicate the cancer. Likewise, chemotherapy will not eradicate the cancer but can slow the tumor growth. Generally, these treatment alternatives are used by doctors to extend patients’ lives once the cancer has reached an advanced stage or in conjunction with other treatment methods. Hormone therapy can cause impotence, decreased libido, and breast enlargement. Most recently, hormone therapy has been linked to an increased risk of cardiovascular disease in men with certain pre-existing conditions such as heart disease or diabetes. Chemotherapy can cause anemia, nausea, hair loss, and fatigue.

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

Brachytherapy Clinical Results

Long-term survival data is now available for brachytherapy with I-125 and Pd-103, which support the efficacy of brachytherapy. Clinical data indicate that brachytherapy offers success rates for early-stage prostate cancer treatment that are equal to or better than those of RP or EBRT. While clinical studies of brachytherapy to date have focused primarily on results from brachytherapy with I-125 and Pd-103, management believes that these data are also relevant for brachytherapy with Cs-131. In fact, it appears that Cs-131 offers improved clinical outcomes over I-125 and Pd-103, given its shorter half-life and higher energy.

Improved patient outcomes. A number of published studies on the use of I-125 and Pd-103 brachytherapy in the treatment of early-stage prostate cancer have been very positive, the most recent of which was as follows:

▪
Results of a trial published in 2007 in the International Journal of Radiation Oncology looking at 15-year survival in 223 patients with stage T1-T3 prostate cancer and treated with brachytherapy in combination with external beam demonstrated excellent long-term biochemical control. Fifteen-year biochemical relapse free survival (BRFS) for the entire treatment group was 74%. (Sylvester J. et al. “15-year biochemical relapse free survival in clinical stage T1-T3 prostate cancer following combined external beam radiotherapy and brachytherapy; Seattle experience”, Int. J. Rad. Onc. Biol., Vol. 67, 2007, 57-64.).

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

▪
Prostate Specific Antigen, or PSA, response over 30 months has been very encouraging to date with similar tumor control rates to that of I-125. (Prestidge BR, Bice WS, “Clinical outcomes of a Phase II, multi-institutional Cesium-131 permanent prostate brachytherapy trial”. Brachytherapy, Volume 6, Issue 2, April-June 2007, Page 78) (Moran BJ, Braccioforte MH, “Cesium-131 prostate brachytherapy: An early experience”. Brachytherapy, Volume 6, Issue 2, April-June 2007, Page 80). (Bice, W, et. al. “Recommendations for permanent prostate brachytherapy with 131Cs: a consensus report from the Cesium Advisory Group”. Oral Presentation at ABS Annual Meeting, May 2008, Boston MA).

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

The monotherapy Cs-131 trial will continue to follow patients with annual updates on symptoms and patient long-term survival data.

The prospective randomized monotherapy trial headed by Dr. Brian Moran of The Chicago Prostate Cancer Center directly compared Cs-131 to I-125 PSA response and treatment related morbidities following brachytherapy for localized carcinoma of the prostate in low to intermediate risk patients. Dr. Moran concluded that prostate brachytherapy with Cs-131 is effective and well-tolerated; both PSA response and acute morbidity profile are very encouraging. Dr. Moran will continue to track these patients in order to collect long-term outcomes.

A third ongoing study first presented at the American Association of Physicists in Medicine (AAPM) meeting in July 2007 compared the dosimetry of Cs-131 and Pd-103 directly.  The study showed a 17.5% reduction in the number of seeds, 6% reduction in planned needles, 35.5% reduction in V150 (percent of gland that receives more than 150% of the prescription dose), and 44.2% reduction in R100 (percent of rectal tissue that receives the full prescription dose of radiation).  (Musmacher, J., “Dosimetric comparison of Cesium-131 and Palladium-103 for permanent prostate brachytherapy”, poster presented at 49th AAPM Annual Conference, Minneapolis, MN, April 22-26, 2007.)

Recently accepted for publication was the Cs-131 Advisory Group’s (CAG) article entitled “Recommendations for permanent prostate brachytherapy with 131Cs: a consensus report from the Cesium Advisory Group”. The objective of the article was to provide consensus recommendations for Cs-131 prostate brachytherapy based on experience to date for physicians still unfamiliar with Cs-131. The recommendations are based on three clinical trials, one of which has completed accrual and has been published in the peer reviewed literature, and combined CAG experience of more than 1,200 Cs-131 implants. The recommendations from the group are designed to aid practitioners in the safe and effective delivery of Cs-131 prostate brachytherapy. The Consensus Paper is slated to be published in Brachytherapy in the fourth quarter of calendar year 2008. The CAG is sponsored by the Company.

The Company has also commissioned a dual therapy protocol.  This multi-institutional trial observes the dosimetric characteristics of Cs-131 and health related quality of life (HRQOL) results following combined Cs-131 transperineal permanent prostate brachytherapy and external beam radiotherapy in patients with intermediate to high risk prostate cancer.  This protocol is being conducted to confirm clinically what radiobiological data suggests regarding this treatment modality.  The quantified dosimetric variables collected will be correlated to the reported HRQOL data and ultimately compared to existing data in the literature for similar investigations using I-125 and Pd-103.  Patient enrollment for this study began in April 2007 and to date 50 patients have been enrolled.

In addition to establishing the dosimetric and quality of life impact of Proxcelan Cesium-131 brachytherapy seeds in different treatment modalities, all trials have been designed to collect ongoing PSA results for the purposes of establishing long-term survival rates using Cs-131 seed implant brachytherapy.

Our Strategy

The key elements of IsoRay’s strategy for fiscal year 2009 include:

▪
Continue to introduce the Proxcelan Cs-131 brachytherapy seed into the U.S. market. Utilizing our direct sales organization, IsoRay intends to continue expanding the use of Proxcelan Cs-131 seeds in brachytherapy procedures for prostate cancer by increasing the number of treatment centers offering Cs-131 and increasing the number of patients treated at each center using Cs-131. IsoRay hopes to capture much of the incremental market growth in seed implant brachytherapy and take market share from existing competitors.

▪
Develop an enriched barium manufacturing process. Working with leading scientists, IsoRay is working to design and create a proprietary process for manufacturing enriched barium, a key source material for Cs-131. This will ensure adequate future supply of Cs-131 and greater efficiencies in producing the isotope.

▪
Introduce Cs-131 therapies for other cancers. The Company’s first sale for ocular melanoma occurred in late 2007 and periodic sales have occurred since then. Although the ocular melanoma market is not a large one, this continues to support the application of Cs-131 in other solid tumors. IsoRay will continue to explore partnering with other companies to develop the appropriate technologies and therapeutic delivery systems for treatment of other solid tumors such as breast, lung, liver, pancreas, neck, and brain cancers.

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

▪
Improve our manufacturing efficiencies. Over the past several months the Company has been working on improving its gross margin by reviewing its manufacturing processes. Over the next year, the Company will continue reviewing its manufacturing processes, implementing improvements, and automating either certain portions or all of its manufacturing process. Management believes that it will be able to lower its costs of production relative to its sales revenue through this evaluation.

▪
Introduce Proxcelan Cesium-131 brachytherapy seeds to the Canadian and Russian market. In August 2008, the Company obtained its ISO 13485 certification. This was an important step to allow the Company to register and eventually sell its Proxcelan Cs-131 brachytherapy seeds in Canada and Russia. The Company anticipates finalizing its registrations of Proxcelan Cs-131 brachytherapy seeds in Canada and Russia during fiscal year 2009. The Company is now focusing on the Canadian and Russian markets and is no longer pursuing sales in the European Union (EU). Management does not believe a strategic alliance with IBt, SA, a Belgian company, will be consummated nor will management leverage IBt’s distribution channels in the EU.

Products

IsoRay markets the Proxcelan Cs-131 brachytherapy seed for the treatment of prostate cancer and ocular melanomas, and intends to market Cs-131 for the treatment of other malignant disease in the future. Additionally, the Company may market other radioactive isotopes in the future.

Competitive Advantages of Proxcelan Cs-131

General. Management believes that the Proxcelan Cesium-131 brachytherapy seed has specific clinical advantages for treating cancer over I-125 and Pd-103, the other isotopes currently used in brachytherapy seeds. The table below highlights the key differences of the three seeds. The Company believes that the short half-life, high-energy characteristics of Cs-131 will increase industry growth and facilitate meaningful penetration into the treatment of other forms of cancer such as lung cancer.

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

Shorter half-life.  The Company believes that Cs-131’s shorter half-life of 9.7 days will prove to have greater biological effectiveness, will mitigate the negative effects of long radiation periods on healthy tissue, and will reduce the duration of any side effects. Our early clinical data supports the Company’s belief that there is a reduced duration of side effects post implant. A shorter half-life produces more intense therapeutic radiation over a shorter period of time and may reduce the potential for cancer cell survival and tumor recurrence. Radiobiological studies indicate that shorter-lived isotopes are more effective against faster growing tumors (Dicker, et. al., Semin. Urol. Onc. 18:2, May 2000). Other researchers conclude that “half-lives in the approximate range 4-17 days are likely to be significantly better for a wide range of tumor types for which the radiobiologic characteristics may not be precisely known in advance.” (Armpilia CI, et. al., Int. J. Rad. Oncol. Biol. Phys. 55:2, February 2003).

Higher energy. The Cs-131 isotope average decay energy of 30.4 keV (versus 21 keV for Pd-103 and 28.5 keV for I-125) generates a therapeutic radiation field that extends beyond the current dosimetry reference point of one centimeter. Pd-103 seeds emit radiation that does not penetrate as far into tissue (up to 40% lower than Cs-131). To compensate for this lack of penetration, more Pd-103 seeds are required to attain the equivalent dose than are required for Proxcelan seeds. This increase in the number of seeds implanted increases the time and cost required to perform Pd-103-based procedures.

Quality of Life.  Because IsoRay’s Proxcelan Cesium-131 brachytherapy seed delivers a highly concentrated and confined dose of radiation directly to the prostate, healthy surrounding tissues and organs are exposed to less radiation than with other treatments. Initial results indicate that the side effects experienced, if any, are mild to moderate and urinary symptoms resolve more rapidly, within 4-6 months, when compared to I-125. Management believes that as the data matures it will continue to support fewer and less severe side effects and complications when compared to other conventional therapies.

Shape of radiation field.  The shape of the radiation field generated by a Proxcelan seed is more uniform than most brachytherapy seed designs, and this uniformity may result in better radiation dose coverage and improved therapeutic effectiveness. The higher energy of Cs-131 makes the isotope more “forgiving” for treatment planning purposes. IsoRay has conducted extensive computer modeling of its Proxcelan Cs-131 seed design. The dosimetric characteristics of the Cs-131 seed were recently confirmed through American Association of Physicists in Medicine (AAPM) evaluations of the seed design (Med Phys, 34:2). The results of these tests showed superior dose characteristics relative to the leading I-125 and Pd-103 seeds. The IsoRay seed has also met all Nuclear Regulatory Commission (NRC) requirements for sealed radioactive sources.

Cs-131 Manufacturing Process and Suppliers

Product Overview. Cs-131 is a radioactive isotope that can be produced by the neutron bombardment of Barium-130 (Ba-130). When placed into a nuclear reactor and exposed to a flux of neutrons, Ba-130 becomes Ba-131, the radioactive material that is the parent isotope of Cs-131. The radioactive isotope Cs-131 is normally produced by placing a quantity of stable non-radioactive barium (ideally barium enriched in isotope Ba-130) into the neutron flux of a nuclear reactor. The irradiation process converts a small fraction of this material into a radioactive form of barium (Ba-131). The Ba-131 decays by electron capture to the radioactive isotope of interest (Cs-131).

To produce the Proxcelan seed, the purified Cs-131 isotope is adsorbed onto a ceramic core containing a gold X-ray marker. This internal core assembly is subsequently inserted into a titanium capsule that is then welded shut and becomes a sealed radioactive source and a biocompatible medical device. The dimensional tolerances for the ceramic core, gold X-ray marker, and the titanium capsule are extremely important. To date the Company has used sole-source providers for certain components such as the gold X-ray marker and the titanium capsule as these suppliers have been validated by our quality department and they have been cost effective.

Barium Enrichment Device. The Company has retained an independent contractor to develop an enrichment device to produce “enriched barium” having a higher concentration of the Ba-130 isotope than is found in naturally occurring barium. Irradiating enriched barium will result in higher yields of Cs-131. The Company anticipates the use of enriched barium will also streamline the manufacturing process and reduce Cs-131 production costs. The Company’s prototype enrichment device is expected to be tested in October 2008 but there is no assurance this testing will occur by then or whether or not it will be successful.

Isotope Suppliers. Due to the short half-life of both the Ba-131 and Cs-131 isotopes, potential suppliers must be capable of removing irradiated materials from the reactor core on a routine basis for subsequent processing to produce ultra-pure Cs-131. In addition, the supplier’s nuclear reactor facility must have sufficient irradiation capacity to accommodate barium targets and the nuclear reactors must have sufficient neutron flux to economically produce commercially viable quantities of Cs-131. Ideally, the irradiation facility will also have a radiochemical separation infrastructure to carry out the initial separation steps. The Company has identified key reactor facilities in the U.S. and the former Soviet Union that are capable of meeting these requirements. As of the date of this report, IsoRay has agreements in place with three suppliers of irradiated Ba-131 or Cs-131. For the fiscal year ended June 30, 2008, approximately sixty-five percent (65%) of our Cs-131 was supplied by one of two Russian suppliers, but the Company has begun taking steps to reduce its reliance on a single source for Cs-131.

With the development of barium enrichment capabilities, the Company plans to expand Cs-131 manufacturing capability at the MURR reactor in the United States but will continue to obtain Cs-131 from multiple suppliers. Failure to obtain deliveries of Cs-131 from multiple sources could have a material adverse effect on seed production. Management believes it will continue to rely solely on its three suppliers in the near future and shutdowns from these suppliers could cause delays in deliveries and production.

Quality Controls. We have established procedures and controls to comply with the FDA’s Quality System Regulation. The Company constantly monitors these procedures and controls to ensure that they are operating properly, thereby working to maintain a high-quality product. Also, the quality, production, and customer service departments maintain open communications to ensure that all regulatory requirements for the FDA, DOT, and applicable nuclear radiation and health authorities are fulfilled.

In July 2008, IsoRay had its baseline inspection by the FDA at its manufacturing and administrative offices in Richland, WA. This inspection was carried out over a five day period of time during which the investigator performed an inspection following Quality Systems Inspection Techniques (QSIT). This was a complete and very thorough inspection. At the end of the inspection no report of deviations from Good Manufacturing Practices or list of observations (form FDA 483) was issued to IsoRay.

Order Processing. The Company has implemented a just-in-time production process that is responsive to customer input and orders to ensure that individual customers receive a higher level of customer service than received from our competitors who have the luxury of longer lead times due to longer half-life products. Time from order confirmation to completion of product manufacture is reduced to several working days, including receipt of irradiated barium (from a supplier’s reactor), separation of Cs-131, isotope labeling of the core, and loading of cores into pre-welded titanium “cans” for final welding, testing, quality assurance and shipping.

It is up to each physician to determine the dosage necessary for implants and acceptable dosages vary among physicians. Many of the physicians who order our seeds order more seeds than necessary to assure themselves that they have a sufficient quantity. Upon receipt of an order, the Company either delivers the seeds from its facility directly to the physician or sends the order to an independent preloading service that delivers the seeds preloaded into needles or cartridges just prior to implant. If the implant is postponed or rescheduled, the short half-life of the seeds makes them unsuitable for use and therefore they must be re-ordered.

Due to the lead time for obtaining and processing the Cs-131 isotope and the short half-life, the Company relies on sales forecasts and historical knowledge to estimate the proper inventory levels of isotope needed to fulfill all customer orders. Consequently, some portion of the isotope is lost through decay and is not used in an end product. Management continues to reduce the variances between ordered isotope and isotope deliveries and is continually improving its ordering process efficiencies.

Automated Manufacturing Process

Based on evaluations of automation options by management, IsoRay has elected to automate its current manufacturing process in phases. Phased implementation of automation is expected to be less costly than fully automated production lines and will benefit IsoRay by reducing labor costs and ensuring consistent manufacturing quality. The Company has purchased some automation equipment and is reviewing options for the development of additional automated equipment. The Company also has a contract with a third party to outsource certain sub-processes.

Manufacturing Facility

The Company has replaced its original manufacturing facility located at PEcoS-IsoRay Radioisotope Laboratory (PIRL) with a production facility located at Applied Process Engineering Laboratory (APEL). The APEL facility became operational in September 2007, which was three months earlier than the original scheduled opening. The facility has over 15,000 square feet and includes space for isotope separation, seed production, order dispensing, a clean room for radiopharmacy work, and a dedicated shipping area. A description of the lease terms for the APEL facility is located in the Other Commitments and Contingencies section of Item 7 below. Management believes that the APEL facility will be utilized for manufacturing space through fiscal year 2016 which is the original lease term plus the two three-year renewal options. Management currently anticipates exercising both three-year renewal options to extend the APEL facility lease through April 2016.

Isotope Testing in Idaho

On December 14, 2005, IsoRay and Idaho’s Advanced Test Reactor (ATR) entered into a collaboration and partnership agreement for the design, analysis and fabrication of a capsule containing barium carbonate, to be irradiated at the ATR and then shipped to IsoRay for processing and analysis of the Cs-131 product.  As an adjunct to this testing, IsoRay and the Pocatello Development Authority entered into an Economic Development Agreement, dated December 14, 2005, under which the Pocatello Development Authority provided IsoRay with $200,000 (subject to repayment under certain conditions) to apply to the cost of testing at the ATR.  ATR is currently working to install a shuttle system that would make the production of Cs-131 possible in the reactor. There is no assurance that even though the capsules irradiated in 2006 performed as designed that the shuttle system will provide adequate conditions for Cs-131 production. The Company has no agreement with ATR to either produce Cs-131 or irradiate Ba-130 and there is no assurance that this will ultimately occur.

Repackaging Services

Most brachytherapy manufacturers offer their seed product to the end user packaged in four principal configurations provided in a sterile or non-sterile package depending on the customer’s preference. These include:

▪	Loose seeds
▪	Pre-loaded needles (loaded typically with three to five seeds and spacers)
▪	Strands of seeds (consists of seeds and spacers in a biocompatible “shrink wrap”)
▪	Pre-loaded Mick cartridges (fits the Mick applicator)

In 2008, the Millenium Research Group reported that the estimated market shares for each of the four packaging types are: loose seeds and preloaded loose seeds (8%), Mick cartridges (26%), and all strand configurations including preloaded strands (66%). Market trends indicate significant movement toward the stranded configuration, as there are some clinical data suggesting less potential for post-implant seed migration when a stranded configuration is used.

The role of the preloading service is to package, assay and certify the contents of the final product configuration shipped to the customer. A commonly used method of providing this service is through independent radiopharmacies. Manufacturers send loose seeds along with the physician's instructions to the radiopharmacy which, in turn, loads needles and/or strands the seeds according to the doctor's instructions. These radiopharmacies then sterilize the product and certify the final packaging prior to shipping directly to the end user.

IsoRay currently has agreements with several independent radiopharmacies to assay, preload, and sterilize loose seeds. This creates additional loss of our isotope due to decay and is prohibitive on a long-term basis. While the Company pre-loads many of its current orders, we have continued to utilize these services to supplement our own custom preloading operation and when they are requested by the ordering physician.

We currently load most Mick cartridges in our own facility which in recent months accounted for approximately 53% of total orders. The remaining approximately 47% of total orders are strand configurations including preloaded strands. During fiscal year 2008, the Company began offering a 100% confirmation assay performed by in-house analytical services. Providing the assay and ultimately the preloading services in-house allows the Company to eliminate approximately 25% loss in isotope activity due to radioactive decay. The cost of priority overnight shipment of each order of seeds to a third-party provider is also eliminated. However, we will continue to utilize the independent radiopharmacies to back up our own preloading operation, to handle periodic increases in demand, and to cater to certain doctor’s preferences.

Independent radiopharmacies usually provide the final packaging of the product delivered to the end user thereby eliminating the opportunity for reinforcing the "branding" of our seed product. By providing our own repackaging service, we will preserve the product branding opportunity and eliminate any concerns related to the handling of our product by a third party prior to delivery to the end user.

Providing custom packaging configurations enhances our product while providing an additional revenue stream and incremental margins to the Company through pricing premiums charged to our customers. The end users of these packaging options are willing to pay a premium because of the savings they realize by eliminating the need for loose seed handling and loading capabilities on site, eliminating the need for additional staffing to sterilize seeds and needles, and eliminating the expense of additional assaying of the seeds.

Marketing and Sales

Marketing Strategy

The Company is marketing Proxcelan Cesium-131 brachytherapy seeds as the “seed of choice” for prostate brachytherapy. Based on current and preliminary clinical studies, management believes there is no apparent clinical reason to use other isotopes when Cs-131 is available. The advantages associated with a higher energy and shorter half-life isotope are generally accepted within the clinical community and the Company intends to help educate potential patients about the clinical benefits from Cs-131 for their brachytherapy seed treatment.

IsoRay has chosen to identify its proprietary Cs-131 seed with the brand of “Proxcelan.” Management is using this brand to differentiate Cs-131 seeds from seeds using the other isotopes. We continue to target the competing isotope products of iodine and palladium rather than the various manufacturers and distributors of these isotopes. Using this strategy, the choice of brachytherapy isotopes should be less dependent on the name and distribution strengths of the various iodine and palladium manufacturers and distributors and more dependent on the therapeutic benefits of Cs-131.

The professional and patient market segments each play a role in the ultimate choice of cancer treatment and the specific isotope chosen for seed brachytherapy treatment. The Company has developed a customized brand message for each audience. For medical professionals, IsoRay has created print and visual medias (including physician brochures discussing the clinical advantages of Cs-131, clinical information binders, informational DVDs, single sheet glossies with targeted clinical data, etc.), advertisements in the leading medical journals and a physician targeted website. In addition, the Company attends national professional meetings, including the following:

▪	American Brachytherapy Society (ABS),
▪	American Society for Therapeutic Radiation and Oncology (ASTRO), and
▪	Association of American Physicists in Medicine (AAPM).

The Company also continues to consult with noted contributors from the medical physics community and will have articles submitted to professional journals such as Medical Physics, the Brachytherapy Journal, and the International Journal of Radiation Oncology, Biology, and Physics regarding the benefits of and clinical trials involving Cs-131.

Beginning in January 2008, IsoRay implemented a variety of physician Cs-131 training outreach programs including the following: a two day training course held approximately three times per year at Chicago Prostate Cancer Center (CPCC); proctoring and mentoring programs led by Steve Kurtzman, MD, IsoRay’s Medical Director; and a training DVD for physicians who choose not to leave their practices to attend a training course.

The objective of the training programs is to increase the physician’s confidence in using the product. To track the impact of the courses held in January 2008 and in May 2008, IsoRay has compared physicians’ average monthly order activity for the six month periods prior to and after attending the course. To date there has been a 42% increase in average monthly order activity when comparing these two time periods for those physicians participating in the January and May training courses.

In today’s U.S. health care market, patients are more informed and involved in the management of their health than in the past. Many physicians relate incidents of their patients coming for consultations armed with articles researched on the Internet and other sources describing new treatments and medications. In many cases, these patients are demanding a certain therapy or drug and the physicians are complying when medically appropriate.

Because of this consumer-driven market factor, we also promote our products directly to the general public. We target the prostate cancer patient, his spouse, family and care givers. We emphasize to these segments the specific advantages of the Proxcelan Cesium-131 brachytherapy seed through our websites (located at www.isoray.com, www.cesium.com, and www.proxcelan.com), patient advocacy efforts, informational patient brochures and DVDs with patient testimonials, patient focused informational website (www.proxcelan.com), and advertisements in specific markets supporting brachytherapy. None of the websites mentioned in the preceding sentence are part of this report.

In addition, the Company continues to promote the clinical findings of the various protocols through presentations by respected thought leaders. The Company will continually review and update all marketing materials as more clinical information is gathered from the protocols and studies.

Apart from clinical studies and papers sponsored by the Company, several physicians across the country are now independently publishing papers and studies extolling the benefits of Cs-131.

Sales and Distribution

According to a recent industry survey, approximately 2,000 hospitals and free standing clinics are currently offering radiation oncology services in the United States. Not all of these facilities offer seed brachytherapy services. These institutions are staffed with radiation oncologists and medical physicists who provide expertise in radiation therapy treatments and serve as consultants for urologists and prostate cancer patients. We target the radiation oncologists and the medical physicists as well as urologists as key clinical decision-makers in the type of radiation therapy offered to prostate cancer patients.

IsoRay has a direct sales organization to introduce Proxcelan Cesium-131 brachytherapy seeds to radiation oncologists and medical physicists. Currently IsoRay has six direct sales persons and a National Sales Director. These sales people include those experienced in the brachytherapy market and the medical device market. IsoRay is evaluating all options for distribution of the Proxcelan Cesium-131 seed and may in the future add additional distribution channels.

With the restructuring of the compensation structure by new management, the Company lost several members of its sales force who did not want to rely on a reduced base salary and increased commissions approach. From the date of the changes in compensation structure until September 22, 2008, the Company has lost four sales representatives and replaced them with four new sales representatives. As management increasingly focuses on improving sales, additional changes may be necessary.

The Company expects to continue to expand its customer base in fiscal year 2009. When the Company implements its plans to expand outside the U.S. market, it plans to use established distributors in the key markets in these other countries. This strategy should reduce the time and expenses required to identify, train and penetrate the key implant centers and establish relationships with the key opinion leaders in these markets. Using established distributors also should reduce the time spent acquiring the proper radiation handling licenses and other regulatory requirements of these markets.

Reimbursement

Payment for IsoRay products comes from third-party payers including the Centers for Medicare and Medicaid Services (CMS) and private insurance companies. These payers reimburse the hospitals and clinics via well-established payment procedures. In 2003, the Company was approved for an initial HCPCS code for Cs-131 brachytherapy seeds. In July 2007 CMS divided the HCPCS code into two codes for all manufacturers of brachytherapy seeds. The current method has assigned one HCPCS code for loose seeds and a second HCPCS code for stranded seeds. Medicare is the most significant U.S. payer for prostate brachytherapy services, and is the payer in approximately 65% of all U.S. prostate brachytherapy cases.

Prostate brachytherapy is typically performed in an outpatient setting, and as such, is covered by the CMS Outpatient Prospective Payment System. Currently, when charges for the seeds are correctly submitted to CMS, the total cost of the seeds is reimbursed to the hospital or clinic by CMS. CMS had proposed that a fixed price per seed be reimbursed; however, Congress (after postponing a decision on the Medical Bill which included brachytherapy seed reimbursement) voted on July 15, 2008 to continue the pass-through reimbursement for brachytherapy seeds through December 31, 2009. Other insurance companies have historically followed CMS’s reimbursement policies.

Other Information

Customers

Customers representing ten percent or more of total Company sales for the twelve months ended June 30, 2008 include:

Various Northern California facilities (a)	18.6% of revenue
Chicago Prostate Cancer Center Westmont, IL	15.7% of revenue

(a)
The following facilities located in northern California are used by one doctor (the Company’s Medical Director): Community Hospital of Los Gatos (11.0% of total revenue), Mills Peninsula Health Services (4.3%), and all others used by this doctor combined (3.3%).

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

Our management believes that certain aspects of the IsoRay seed design and construction techniques are patentable innovations. These innovations have been documented in IsoRay laboratory records, and a patent application was filed with the USPTO on November 12, 2003. In August 2008, this patent was granted by the USPTO under Patent Number 7,410,458, with an expiration date of November 12, 2023. Certain methodologies regarding isotope production, separation, and seed manufacture are retained as trade secrets and are embodied in IsoRay’s procedures and documentation. In June 2004, July 2004, and February 2007, five patent applications were filed relating to methods of deriving Cs-131 developed by IsoRay employees. The Company is currently working on developing and patenting additional methods of deriving Cs-131 and other isotopes.

There are specific conditions attached to the assignment of the Cs-131 patent from Lane Bray. In particular, the associated Royalty Agreement provides for 1% of gross profit payment from seed sales to Lane Bray and 1% of gross profit from any use of the Cs-131 process patent for non-seed products. If IsoRay reassigns the Royalty Agreement to another company, these royalties increase to 2%. The Royalty Agreement has an anti-shelving clause which requires IsoRay to return the patent if IsoRay permanently abandons sales of products using the invention. During fiscal years 2008 and 2007, the Company recorded royalty expense of $21,219 and $2,161, respectively, related to this patent.

The terms of a license agreement with the Lawrence Family Trust (successor to Don Lawrence) for a patent application and related “know-how” require the payment of a royalty based on the Net Factory Sales Price, as defined in the agreement, of licensed product sales. Because the licensor’s patent application was ultimately abandoned, only a 1% “know-how” royalty remains applicable. To date, management believes that there have been no product sales incorporating the “know-how;” and therefore believes no royalty is due pursuant to the terms of the agreement. Management believes that ultimately no royalties should be paid under this agreement as there is no intent to use this “know-how” in the future.

The Lawrence Family Trust has disputed management’s contention that it is not using this “know-how”. On September 25, 2007 and again on October 31, 2007, the Company participated in nonbinding mediation regarding this matter; however, no settlement was reached with the Lawrence Family Trust. After additional settlement discussions, which ended in April 2008, the parties failed to reach a settlement. The parties may demand binding arbitration at any time.

The Company’s Proxcelan trademark has been preliminarily approved and the Company is currently waiting for the final approval letter from the USPTO.

Research and Development

During the three-year period ended June 30, 2008, IsoRay and its predecessor companies incurred more than $3.2 million in costs related to research and development activities. The Company expects to continue ongoing research and development activities for the foreseeable future.

Whether successful or not, the Company anticipates ending its major research and development project to develop a proprietary separation process to manufacture enriched barium during fiscal year 2009. During fiscal year 2008, the Company spent approximately $483,000 on this project. The remaining project costs are anticipated to be approximately $150,000.

Government Regulation

The Company's present and future intended activities in the development, manufacture and sale of cancer therapy products are subject to extensive laws, regulations, regulatory approvals and guidelines. Within the United States, the Company's therapeutic radiological devices must comply with the U.S. Federal Food, Drug and Cosmetic Act, which is enforced by the FDA. The Company is also required to adhere to applicable FDA Quality System Regulations, also known as the Good Manufacturing Practices, which include extensive record keeping and periodic inspections of manufacturing facilities. The Company's predecessor obtained FDA 510(k) clearance in March 2003 to market the Proxcelan Cs-131 seed for the treatment of localized solid tumors and other malignant disease and IsoRay obtained FDA 510(k) clearance in November 2006 to market preloaded brachytherapy seeds.

In the United States, the FDA regulates, among other things, new product clearances and approvals to establish the safety and efficacy of these products. We are also subject to other federal and state laws and regulations, including the Occupational Safety and Health Act and the Environmental Protection Act.

The Federal Food, Drug, and Cosmetic Act and other federal statutes and regulations govern or influence the research, testing, manufacture, safety, labeling, storage, record keeping, approval, distribution, use, reporting, advertising and promotion of such products. Noncompliance with applicable requirements can result in civil penalties, recall, injunction or seizure of products, refusal of the government to approve or clear product approval applications, disqualification from sponsoring or conducting clinical investigations, preventing us from entering into government supply contracts, withdrawal of previously approved applications, and criminal prosecution.

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

In support of IsoRay’s global strategy to expand marketing to Canada and Russia, as well as other foreign markets, we initiated the process in fiscal year 2008 to obtain the European CE Mark, Canadian registration, and certification to ISO 13485, an internationally recognized quality system. European law requires that medical devices sold in any EU Member State comply with the requirements of the European Medical Device Directive (MDD) or the Active Implantable Medical Device Directive (AIMDD). IsoRay’s products are classified in Europe as an active implantable and are subject to the AIMDD. Compliance with AIMDD and obtaining a CE Mark involves being certified to ISO 13485 and obtaining approval of the product technical file by a notified body that is recognized by competent authorities of a Member State. Compliance with ISO 13485 is also required for registration of a company for sale of its products in Canada. Many of the recognized EU Notified Bodies are also recognized by Health Canada to conduct the ISO 13485 inspections for Canadian registration. In August 2008, the Company received its certification to ISO 13485 and is continuing to seek Canadian registration and the European CE Mark. The Company is now focusing on the Canadian and Russian markets and is no longer pursuing sales in the European Union (EU). Management does not believe a strategic alliance with IBt, SA, a Belgian company, will be consummated nor will management leverage IBt’s distribution channels in the EU.

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

Washington voters approved Initiative 297 in late 2004, which may impose additional restrictions on sites at which mixed radioactive and hazardous wastes are generated and stored, as it prohibits additional mixed radioactive and hazardous waste from being brought to sites until the existing on-site waste conforms to all state and federal environment laws. In June 2006, a U.S. District court judge ruled that Initiative 297 was unconstitutional in its entirety and the Ninth Circuit upheld this decision in May 2008. However, the State of Washington may choose to appeal the decision. If this decision is overturned and Initiative 297 is enforced it could impact our ability to manufacture our seeds in the State of Washington.

Seasonality

The Company believes that some seed implantation procedures are deferred around physician vacations (particularly in the summer months), holidays, and medical conventions and conferences resulting in a seasonal influence on the Company’s business. These factors cause a momentary decline in revenue which management believes is ultimately realized later. Because almost thirty percent (30%) of the Company's business relies on three physicians, simultaneous vacations by these three physicians could cause significant drops in the Company's productivity during those periods.

Employees

As of September 12, 2008, IsoRay employed 49 full-time individuals and one part-time individual. The Company's future success will depend, in part, on its ability to attract, retain, and motivate highly qualified sales, technical and management personnel. From time to time, the Company may employ independent consultants or contractors to support its research and development, marketing, sales, and administrative organizations. None of the Company's employees are represented by any collective bargaining unit. IsoRay estimates that successful implementation of its growth plan would result in up to five to seven additional employees by the end of fiscal year 2009. The significant decrease in anticipated employees from those projected in fiscal year 2008 is a result of the greater manufacturing efficiencies realized by the Company and lower than anticipated sales growth.

Competition

The Company competes in a market characterized by technological innovation, extensive research efforts, and significant competition. In general, the Proxcelan Cesium-131 brachytherapy seed competes with conventional methods of treating localized cancer, including, but not limited to, all forms of prostatectomy surgery and external beam radiation therapy which includes intensity modulated radiation therapy, as well as competing permanent brachytherapy devices. Surgery has historically represented the most common medical treatment for early-stage, localized prostate cancer but radical prostatectomies have declined in recent years. EBRT is also a well-established method of treatment and is widely accepted for patients who represent a poor surgical risk or whose prostate cancer has advanced beyond the stage for which surgical treatment is indicated. Management believes that if general conversion from these treatment options (or other established or conventional procedures) to the Proxcelan Cesium-131 brachytherapy seed does occur, such conversion will likely be the result of a combination of equivalent or better efficacy, reduced incidence and duration of side effects and complications, lower cost, better quality of life outcomes, and pressure by health care providers and patients.

History has shown the advantage of being the first to market a new brachytherapy product. For example, Theragenics Corp., which introduced the original Pd-103 seed, currently claims over 59% of the Pd-103 market share (through CR Bard, other distributors, and direct distribution). Although factors other than being first to market contribute to becoming a market leader, the Company believes it has the opportunity to obtain a similar and significant advantage by being the first to introduce a Cs-131 seed. (Source: Millennium Research Corp, 2008)

The Company’s patented Cs-131 separation process is likely to provide a sustainable competitive advantage. Production of Cs-131 also requires specialized facilities that represent high cost and long lead time if not readily available. In addition, a competitor would need to develop a method for isotope attachment and seed assembly, would need to conduct testing to meet NRC and FDA requirements, and would need to obtain regulatory clearances before marketing a competing device.

Several companies have obtained regulatory clearance to produce and distribute Pd-103 and I-125 seeds, which compete directly with our seed. Six of those companies represent nearly 100% of annual brachytherapy seed sales worldwide: CR Bard, Inc (32.3%), Oncura (21.7%) (part of GE Healthcare), Theragenics Corp (direct sales 9.5%), North American Scientific, Inc. (13.1%), Core Oncology (10.7%), and Best Medical International, Inc. (6.5%) (Source: Millennium Research Corp, 2008).

It is possible that three or four of the current I-125 or Pd-103 seed manufacturers (e.g., CR Bard, Oncura, Theragenics, North American Scientific, etc.) are capable of producing and marketing a Cs-131 seed, but none have reported efforts to do so. Best Medical obtained a seed core patent in 1992 that named ten different isotopes, including Cs-131, for use in their seeds. Best Medical received FDA 510(k) clearance to market a Cs-131 seed on June 6, 1993 but to date has not produced any products for sale. In addition to the FDA and the NRC, Best Medical would be required to submit a Cs-131 seed to the TG-43 task group of the American Association of Physicists in Medicine to determine the seed’s characteristics such as anisotropy, dose rate constant, etc. To date there has been no submission to the TG-43 task group for a competing Cs-131 seed.

Additional Growth Opportunities

Management of the Company sees growth opportunities through expansion into international markets and additional treatment applicability to cancers other than prostate. The Company plans to introduce Cs-131 for prostate brachytherapy initially into Canada and Russia and later into Europe and other international markets through partnerships and strategic alliances with channel partners for manufacturing and distribution.

Cs-131 has FDA clearance to be used for treatments for a broad spectrum of cancers including breast, brain, lung, and liver cancer, and the Company believes that a major opportunity exists as an adjunct therapy for the treatment of residual lung cancer and ocular melanoma. The Company has already begun treating ocular melanoma. The Company has had discussions with prominent physicians and is looking at treatment of lung and brain cancer.

There is also an opportunity to develop and market other radioactive isotopes to the United States market, and to market Cs-131 isotope itself, separate from its use in our seeds. The Company is also in the preliminary stages of exploring alternate methods of delivering our isotopes to various organs of the body, as it may be advantageous to use delivery methods other than a titanium-encapsulated seed to deliver radiation to certain organs.

ITEM 1A – RISK FACTORS

Our Revenues Depend Upon One Product. Until such time as we develop additional products, our revenues depend upon the successful production, marketing, and sales of the Proxcelan Cs-131 brachytherapy seed. The rate and level of market acceptance of this product may vary depending on the perception by physicians and other members of the healthcare community of its safety and efficacy as compared to that of competing products, if any; the clinical outcomes of the patients treated; the effectiveness of our sales and marketing efforts in the United States, Canada, and Russia; any unfavorable publicity concerning our product or similar products; our product’s price relative to other products or competing treatments; any decrease in current reimbursement rates from the Centers for Medicare and Medicaid Services or third-party payers; regulatory developments related to the manufacture or continued use of the product; availability of sufficient supplies of enriched barium (now coming from Russia) for Cs-131 seed production; ability to produce sufficient quantities of this product; and the ability of physicians to properly utilize the device and avoid excessive levels of radiation to patients. Because of our reliance on this product as the sole source of our revenue, any material adverse developments with respect to the commercialization of this product may cause us to continue to incur losses rather than profits in the future.

Although Cleared To Treat Any Malignant Tissue, Our Sole Product Is Currently Used To Treat Two Types Of Cancer.  Currently, the Proxcelan Cs-131 seed is used exclusively for the treatment of prostate cancer and ocular melanoma (less than one percent of our sales). We believe the Proxcelan Cs-131 seed will be used to treat other types of cancers, as is currently the case with our competitors’ I-125 and Pd-103 seeds. However, we believe that clinical data gathered by select groups of physicians under treatment protocols specific to other organs will be needed prior to widespread acceptance of our product for treating other cancer sites. If our current and future products do not become accepted in treating cancers of other sites, our sales will depend solely on treatment of prostate cancer and will require ever increasing market share to increase revenues.

We Have Increasing Cash Requirements. IsoRay has generated material operating losses since inception. We expect to continue to experience significant net operating losses. Due to previous capital investments, management believes cash and cash equivalents on hand at June 30, 2008 will be sufficient to meet our anticipated cash requirements for operations, debt service, and capital expenditure requirements through at least the next twelve months. If operating costs expand proportionately with revenue increases, other applications are pursued for seed usage outside the prostate market, if protocols are expanded to support the integrity of our product, and marketing expenses increase, management believes approximately $1.5 million in monthly revenue will be needed to reach break-even. This is a decrease from the previous estimate of $2 million in monthly revenue due to recent improvements in the Company’s production operating efficiencies and its cost structure implemented by new management. However, there is no assurance as to when break-even will occur.  If we are unable to generate profits and unable to obtain additional financing to meet our working capital requirements, we may have to curtail our business.

We Rely Heavily On A Limited Number Of Suppliers.  Some materials used in our products are currently available only from a limited number of suppliers. In fiscal 2008, approximately sixty-five percent (65%) of our cesium was supplied through either the Institute of Nuclear Materials (INM) or from the Russian Research Institute of Atomic Reactors (RIAR) both of which are located in Russia. Beginning in January 2008, we were unable to obtain any Cs-131 from INM and instead obtained all of our supply of Cs-131 in Russia from RIAR until August 2008, when RIAR was shut down for regularly scheduled maintenance and we resumed purchasing from INM. However, beginning in October 2008, we will obtain Cs-131 from both INM and RIAR. At current production levels the Company cannot meet the minimum purchase requirements necessary to purchase the product at the reduced prices presently offered. Unless the Company substantially increases its purchase requirements resulting from significant increases in demand for its product, the cost of Cs-131 in Russia could significantly increase from current pricing. Management will seek to negotiate favorable pricing but there is no assurance as to the outcome of these negotiations.

If the development of barium enrichment capabilities is successful, the Company plans to expand Cs-131 manufacturing capability at the MURR reactor in the United States. Reliance on any single supplier increases the risks associated with concentrating isotope production at a single reactor facility which are subject to unanticipated shutdowns. Failure to obtain deliveries of cesium from multiple sources could have a material adverse effect on seed production and there may be a delay before we could locate alternative suppliers beyond the three currently used.

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

Virtually all titanium tubing used in brachytherapy seed manufacture comes from a single source, Accellent Corporation. We currently obtain a key component of our seed core from another single supplier. We do not have formal written agreements with Accellent Corporation. Any interruption or delay in the supply of materials required to produce our products could harm our business if we were unable to obtain an alternative supplier or substitute equivalent materials in a cost-effective and timely manner. To mitigate any potential interruptions, the Company continually evaluates its inventory levels and management believes that the Company maintains a sufficient quantity on hand to alleviate any potential disruptions.

Future Production Increases Will Depend on Our Ability to Acquire Larger Quantities of Cs-131 and Hire More Employees. IsoRay currently obtains Cs-131 through its contracts with INM and RIAR, and through reactor irradiation of natural barium and subsequent separation of cesium from the irradiated barium targets. The amount of Cs-131 that can be produced from a given reactor source is limited by the power level and volume available within the reactor for irradiating targets. This limitation can be overcome by utilizing barium feedstock that is enriched in the stable isotope Ba-130. However, the number of suppliers of enriched barium is limited and they may be unable to produce this material in sufficient quantities at a reasonable price.

IsoRay has entered into exclusive agreements with INM and RIAR in Russia to provide Cs-131 in quantities sufficient to supply a significant percentage of future demand for this isotope. Delivery of the isotope from INM began in January 2006 and delivery from RIAR began in January 2008. INM has unique capabilities due to its large irradiation capacity which will allow the Company to meet all of its Cs-131 demands without the use of enriched material for the foreseeable future. Due to the purchase of enriched barium in June 2007, IsoRay has access to sufficient quantities of enriched barium that may be recycled to increase the production of Cs-131. Although the agreements provide for supplying Cs-131 in significant quantities, there is no assurance that this will result in IsoRay gaining access to a continuing sufficient supply of enriched barium feedstock. If we were unable to obtain supplies of isotopes from Russia in the future, our overall supply of cesium and barium would be reduced significantly unless the Company has a source of enriched barium for utilization in domestic reactors.

We Are Subject To Uncertainties Regarding Reimbursement For Use Of Our Products.  Hospitals and freestanding clinics may be less likely to purchase our products if they cannot be assured of receiving favorable reimbursement for treatments using our products from third-party payers, such as Medicare and private health insurance plans. Currently, Medicare reimburses hospitals, clinics and physicians for the cost of seeds used in brachytherapy procedures on a pass through basis, and will continue this method of reimbursement through December 31, 2009. Historically, private insurers have followed Medicare guidelines in establishing reimbursement rates. However, third-party payers are increasingly challenging the pricing of certain medical services or devices, and we cannot be sure that they will reimburse our customers at levels sufficient for us to maintain favorable sales and price levels for our products. There is no uniform policy on reimbursement among third-party payers, and we can provide no assurance that our products will continue to qualify for reimbursement from all third-party payers or that reimbursement rates will not be reduced. A reduction in or elimination of third-party reimbursement for treatments using our products would likely have a material adverse effect on our revenues.

In 2003, we applied to the Centers for Medicare and Medicaid Services (CMS) and received a reimbursement code for use of our Cs-131 seed. As of July 1, 2007, CMS revised the coding system for brachytherapy seeds and separated the single code into two codes – one code for loose seeds and a second code for stranded seeds. This methodology was applied to all companies manufacturing and distributing brachytherapy seeds. Reimbursement amounts are reviewed and revised annually. Adjustments could be made to these reimbursement amounts or policies, which could result in reduced reimbursement for brachytherapy services, which could negatively affect market demand for our products.

Furthermore, any federal and state efforts to reform government and private healthcare insurance programs could significantly affect the purchase of healthcare services and products in general and demand for our products in particular. Medicare is the payer in approximately 70% of all U.S. prostate brachytherapy cases and management anticipates this percentage to increase annually. We are unable to predict whether potential healthcare reforms will be enacted, whether other healthcare legislation or regulations affecting the business may be proposed or enacted in the future or what effect any such legislation or regulations would have on our business, financial condition or results of operations.

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

We Have Limited Data on the Clinical Performance of Cs-131. As of June 1, 2008, the Proxcelan Cs-131 seed has been implanted in over 2,800 patients and research papers are being published on the use of the Proxcelan seed. However, we have less statistical data than is available for I-125 and Pd-103 seeds. While this limited data may prevent us from drawing statistically significant conclusions, the side effects experienced by these patients were less severe than side effects observed in seed brachytherapy with I-125 and Pd-103 and in other forms of treatment such as radical prostatectomy. These early results indicate that the onset of side effects generally occurs between one and three weeks post-implant, and the side effects are resolved between five and eight weeks post-implant, side effects resolved more quickly than the side effects that occur with competing seeds or with other forms of treatment. These limited findings support management’s belief that the Cs-131 seed will result in less severe side effects than competing treatments, but we may have to gather data on outcomes from additional patients before we can establish statistically valid conclusions regarding the incidence of side effects from our seeds.

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

Our Industry Is Intensely Competitive.  The medical device industry is intensely competitive. We compete with both public and private medical device, biotechnology and pharmaceutical companies that have been in existence longer than we have, have a greater number of products on the market, have greater financial and other resources, and have other technological or competitive advantages. In addition, centers that wish to offer the Proxcelan Cs-131 seed must comply with licensing requirements specific to the state in which they do business and these licensing requirements may take a considerable amount of time to comply with. Certain centers may choose to not offer our Proxcelan Cs-131 seed due to the time required to obtain necessary license amendments. We also compete with academic institutions, government agencies, and private research organizations in the development of technologies and processes and in acquiring key personnel. Although we have patents granted and patents applied for to protect our isotope separation processes and Cs-131 seed manufacturing technology, we cannot be certain that one or more of our competitors will not attempt to obtain patent protection that blocks or adversely affects our product development efforts. To minimize this potential, we have entered into exclusive agreements with key suppliers of isotopes and isotope precursors, which are subject to becoming non-exclusive as we have failed to meet minimum purchase requirements.

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

We Rely Upon Key Personnel.  Our success will depend, to a great extent, upon the experience, abilities and continued services of our executive officers, sales staff and key scientific personnel. If we lose the services of several officers, sales personnel, or key scientific personnel, our business could be harmed. Our success also will depend upon our ability to attract and retain other highly qualified scientific, managerial, sales, and manufacturing personnel and their ability to develop and maintain relationships with key individuals in the industry. Competition for these personnel and relationships is intense and we compete with numerous pharmaceutical and biotechnology companies as well as with universities and non-profit research organizations. We may not be able to continue to attract and retain qualified personnel.

Our Ability To Operate In Foreign Markets Is Uncertain. Our future growth will depend in part on our ability to establish, grow and maintain product sales in foreign markets, particularly in Canada and Russia. However, we have limited experience in marketing and distributing products in other countries. Any foreign operations would subject us to additional risks and uncertainties, including our customers’ ability to obtain reimbursement for procedures using our products in foreign markets; the burden of complying with complex and changing foreign regulatory requirements; speedy delivery requirements due to the short half-life of our product; language barriers and other difficulties in providing long-range customer service; potentially longer accounts receivable collection times; significant currency fluctuations, which could cause third-party distributors to reduce the number of products they purchase from us because the cost of our products to them could fluctuate relative to the price they can charge their customers; reduced protection of intellectual property rights in some foreign countries; and the possibility that contractual provisions governed by foreign laws would be interpreted differently than intended in the event of a contract dispute. Any future foreign sales of our products could also be adversely affected by export license requirements, the imposition of governmental controls, political and economic instability, trade restrictions, changes in tariffs, and difficulties in staffing and managing foreign operations. Many of these factors may also affect our ability to import Cs-131 from Russia under our contracts with INM and RIAR.

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

Our Reporting Obligations As A Public Company Are Costly. Operating a public company involves substantial costs to comply with reporting obligations under federal securities laws that are continuing to increase as provisions of the Sarbanes Oxley Act of 2002 are implemented. As a smaller reporting company, the Company needs to implement additional provisions of the Sarbanes Oxley Act during fiscal year 2009. These reporting obligations will increase our operating costs.

Our Stock Price Is Likely To Be Volatile.  There is generally significant volatility in the market prices and limited liquidity of securities of early stage companies, and particularly of early stage medical product companies. Contributing to this volatility are various events that can affect our stock price in a positive or negative manner. These events include, but are not limited to: governmental approvals of or refusals to approve regulations or actions; market acceptance and sales growth of our products; litigation involving the Company or our industry; developments or disputes concerning our patents or other proprietary rights; changes in the structure of healthcare payment systems; departure of key personnel; future sales of our securities; fluctuations in our financial results or those of companies that are perceived to be similar to us; swings in seasonal demands of purchasers; investors’ general perception of us; and general economic, industry and market conditions. If any of these events occur, it could cause our stock price to fall.

Future Sales By Shareholders, Or The Perception That Such Sales May Occur, May Depress The Price Of Our Common Stock. The sale or availability for sale of substantial amounts of our shares in the public market, including shares issuable upon conversion of outstanding preferred stock or exercise of common stock warrants and options, or the perception that such sales could occur, could adversely affect the market price of our common stock and also could impair our ability to raise capital through future offerings of our shares. As of June 30, 2008, we had 22,942,088 outstanding shares of common stock, and the following additional shares were reserved for issuance: 2,803,393 shares upon exercise of outstanding options, 3,245,082 shares upon exercise of outstanding warrants, and 59,065 shares upon conversion of preferred stock. Any decline in the price of our common stock may encourage short sales, which could place further downward pressure on the price of our common stock and may impair our ability to raise additional capital through the sale of equity securities.

The Issuance Of Shares Upon Exercise Of Derivative Securities May Cause Immediate And Substantial Dilution To Our Existing Shareholders.  The issuance of shares upon conversion of the preferred stock and the exercise of common stock warrants and options may result in substantial dilution to the interests of other shareholders since these selling shareholders may ultimately convert or exercise and sell all or a portion of the full amount issuable upon exercise. If all derivative securities were converted or exercised into shares of common stock, there would be approximately an additional 6,100,000 shares of common stock outstanding as a result. The issuance of these shares will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

We Do Not Expect To Pay Any Dividends For The Foreseeable Future.  We do not anticipate paying any dividends to our shareholders for the foreseeable future. The terms of certain of our and our subsidiary's outstanding indebtedness substantially restrict the ability of either company to pay dividends. Accordingly, shareholders must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Any determination to pay dividends in the future will be made at the discretion of our Board of Directors and will depend on our results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable laws and other factors our Board deems relevant.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

The Company’s executive offices are located at 350 Hills Street, Suite 106, Richland, WA 99354, (509) 375-1202, where IsoRay currently leases approximately 17,600 square feet of office and laboratory space for approximately $24,200 per month plus monthly janitorial expenses of approximately $600 from Energy Northwest, the owner of the Applied Process Engineering Laboratory (the APEL facility). The Company is not affiliated with this lessor. The monthly rent is subject to annual increases based on the Consumer Price Index. The current lease was entered into in May 2007, expires on April 30, 2010, and has two three-year renewal options.

The Company’s management believes that all facilities occupied by the Company are adequate for present requirements, and that the Company’s current equipment is in good condition and is suitable for the operations involved.

ITEM 3 – LEGAL PROCEEDINGS

The Company is not involved in any material legal proceedings as of the date of this Report.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year covered by this Annual Report.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Articles of Incorporation provide that the Company has the authority to issue 200,000,000 shares of capital stock, which are currently divided into two classes as follows: 194,000,000 shares of common stock, par value of $0.001 per share; and 6,000,000 shares of preferred stock, par value of $0.001 per share. As of September 16, 2008, we had 22,942,088 outstanding shares of Common Stock and 59,065 outstanding shares of Preferred Stock.

On April 19, 2007, our common stock began trading on the American Stock Exchange (AMEX) under the symbol "ISR." Prior to this our common stock was quoted on the OTC Bulletin Board and the Pink Sheets under the symbols “ISRY.OB” and “ISRY.PK,” respectively. Even though we have obtained our AMEX listing, there is still limited trading activity in our securities.

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for our common stock as reported on the American Stock Exchange and the OTC Bulletin Board. The OTC Bulletin Board quotations are high and low last reported bid prices representing inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.  The quotations may be rounded for presentation.  In the past, there was an absence of an established trading market for the Company's common stock, as the market was limited, sporadic and highly volatile, which may have affected the prices listed below.

Year ended June 30, 2008	High	Low
First quarter	$5.20	$3.44
Second quarter	3.51	1.85
Third quarter	2.27	1.00
Fourth quarter	1.00	0.55

Year ended June 30, 2007	High	Low
First quarter	$3.50	$2.75
Second quarter	6.00	3.00
Third quarter	4.90	3.80
Fourth quarter	5.18	3.51

The Company has never paid any cash dividends on its Common Stock and does not plan to pay any cash dividends in the foreseeable future. On February 1, 2007, the Board of Directors declared a dividend on the Series B Preferred Stock of all outstanding and cumulative dividends through December 31, 2006. There is no Series A Preferred Stock outstanding. The total Series B dividends of $38,458 were paid on February 15, 2007. The Company does not plan on paying any cash dividends on the Series B Preferred Stock in the foreseeable future. There is no Series A Preferred Stock outstanding.

As of September 16, 2008, we had approximately 365 shareholders of record, exclusive of shares held in street name.

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

As of June 30, 2008, the following options had been granted under the option plans.

Plan Category	Number of securities to be issued on exercise of outstanding options, warrants, and rights #	Weighted- average exercise price of outstanding options, warrants, and rights $	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	N/A	N/A	N/A
Equity compensation plans not approved by shareholders	2,803,393	$2.62	1,129,824

Total	2,803,393	$2.62	1,129,824

Issuer Purchases of Equity Securities

In June 2008, the Board of Directors of Isoray authorized the repurchase of up to 1,000,000 shares of the Company’s common stock (FY2009 Plan). The FY2009 Plan will expire on June 30, 2009. The table below shows the activity in the FY2009 Plan from inception to June 30, 2008.

		FY 2009 PLAN		Total Number of Shares Purchased	Maximum Number of Shares that
Period		Total Number of Shares	Average Price Paid	as Part of Publicly Announced	May Yet be Purchased Under the
Beginning	Ending	Purchased(1)	per Share	Plan	Plan (2)
June 1, 2008	June 30, 2008	5,000	$0.731	5,000	995,000
Total		5,000	$0.731	5,000	995,000

(1)	There were no shares purchased during fiscal year 2008 other than in June 2008.
(2)	In June 2008, the Company announced a new stock repurchase plan to purchase up to 1,000,000 shares of the Company's common stock. The Plan will expire on June 30, 2009.

Sales of Unregistered Securities

All sales of unregistered securities were previously reported.

ITEM 6 – SELECTED FINANCIAL DATA

As a smaller reporting company, the Company is not required to provide Item 6 disclosure in this Annual Report.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations is based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, inventories, accrued liabilities, and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Short-Term Investments

The Company invests certain excess cash in marketable securities consisting primarily of commercial paper, auction rate securities, and money market funds. The Company classifies all debt securities as “available-for-sale” and records the debt securities at fair value with unrealized gains and temporary unrealized losses included in other comprehensive income/loss within shareholders’ equity, if material. Declines in fair values that are considered other than temporary are recorded in the Consolidated Statements of Operations.

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

Inventory

Inventory is reported at the lower of cost or market. Cost of raw materials is determined using the weighted average method. Cost of work in process and finished goods is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. As the Company has operated at a gross loss throughout the past fiscal years, inventories have generally been recorded at market or net realizable value.

Fixed Assets

Fixed assets are capitalized and carried at the lower of cost or net realizable value. Normal maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations.

Depreciation is computed using the straight-line method over the following estimated useful lives:

Production equipment	3 to 7 years
Office equipment	2 to 5 years
Furniture and fixtures	2 to 5 years

Leasehold improvements and capital lease assets are amortized over the shorter of the life of the lease or the estimated useful life of the asset.

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

Deferred Financing Costs

Financing costs related to the acquisition of debt are deferred and amortized over the term of the related debt using the effective interest method. Deferred financing costs include the fair value of common shares issued to certain shareholders for their guarantee of certain Company debt in accordance with Accounting Principles Board (APB) Opinion No. 21, Interest on Receivables and Payables and Emerging Issues Task Force (EITF) Issue No. 95-13, Classification of Debt Issue Costs in the Statement of Cash Flows. The value of the shares issued was the estimated market price of the shares as of the date of issuance. Amortization of deferred financing costs, totaling $30,504 and $178,633 for the years ended June 30, 2008 and 2007, respectively, is included in financing expense on the statements of operations.

Licenses

Amortization of licenses is computed using the straight-line method over the estimated economic useful lives of the assets. In fiscal year 2006, the Company entered into an agreement with IBt, SA, a Belgian company (IBt) to use IBt’s proprietary “Ink Jet” production process and its proprietary polymer seed technology for use in brachytherapy procedures using Cesium-131 (Cs-131). The Company paid license fees of $225,000 and $275,000 during fiscal years 2008 and 2006, respectively, and is amortizing the license over the 15-year term of the license agreement.

In the fourth quarter of fiscal year 2008, the Company reviewed the carrying values of licenses. Although the Company has not currently integrated this technology into its products, management will reevaluate the potential of this technology during fiscal year 2009 after the Company has further improved its current processes. Therefore, the Company did not believe that any impairment had occurred to this intangible asset.

Amortization of licenses was $43,452 and $23,426 for the years ended June 30, 2008 and 2007, respectively. Based on the licenses recorded at June 30, 2008, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for each fiscal year ending June 30 is expected to be as follows: $47,670 for 2009, $35,354 for 2010, $35,208 for 2011, $35,208 for 2012, $35,208 for 2013, and $266,998 thereafter.

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

Based on the patents and other intangible assets recorded in other assets at June 30, 2008, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for each fiscal year ending June 30 is expected to be as follows: $7,798 for 2009, $4,353 for 2010, $2,632 for 2011, $2,632 for 2012, $2,632 for 2013, and $9,560 thereafter.

Asset Retirement Obligation

SFAS No. 143, Asset Retirement Obligations, establishes standards for the recognition, measurement and disclosure of legal obligations associated with the costs to retire long-lived assets. Accordingly, under SFAS No. 143, the fair value of the future retirement costs of the Company’s leased assets are recorded as a liability on a discounted basis when they are incurred and an equivalent amount is capitalized to property and equipment. The initial recorded obligation is discounted using the Company’s credit-adjusted risk free-rate and is reviewed periodically for changes in the estimated future costs underlying the obligation. The Company amortizes the initial amount capitalized to property and equipment and recognizes accretion expense in connection with the discounted liability over the estimated remaining useful life of the leased assets.

In fiscal year 2006, the Company established an initial asset retirement obligation of $63,040 which represented the discounted cost of cleanup that the Company anticipated it would have to incur at the end of its equipment and property leases in its old production facility. This amount was determined based on discussions with qualified production personnel and on historical evidence. During fiscal year 2007, the Company reevaluated its obligations based on discussions with the Washington Department of Health and determined that the initial asset retirement obligation should be increased by an additional $56,120. During the second quarter of fiscal year 2008, the Company removed all radioactive residuals and tenant improvements from its old production facility and returned the facility to the lessor. The Company had an asset retirement obligation of $135,120 accrued for this facility but total costs incurred to decommission the facility were $274,163 resulting in an additional expense of $139,043 that is included in cost of products sold. The additional expense was mainly due to unanticipated construction costs to return the facility to its previous state. The Company originally believed that the lessor would retain many of the leasehold improvements in the building, but the lessor instead required their removal.

In September 2007, another asset retirement obligation of $473,096 was established representing the discounted cost of the Company’s estimate of the obligations to remove any residual radioactive materials and all leasehold improvements at the end of the lease term at its new production facility. The estimate was developed by qualified production personnel and the general contractor of the new facility. The Company has reviewed the estimate again based on its experience with decommissioning its old facility and believes that the original estimate continues to be applicable.

During the years ended June 30, 2008 and 2007, the asset retirement obligation changed as follows:

	2008	2007
Beginning balance	$131,142	$67,425
New obligations	473,096	–
Settlement of existing obligation	(135,120)	–
Changes in estimates of existing obligations	–	56,120
Accretion of discount	36,887	7,597

Ending balance	$506,005	$131,142

Because the Company does not expect to incur any expenses related to its asset retirement obligations in fiscal year 2009, the entire balance as of June 30, 2008 is classified as a noncurrent liability.

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

The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, notes payable, and capital lease obligations, approximated their fair values at June 30, 2008 and 2007.

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

Revenue for the fiscal years ended June 30, 2008 and 2007 was derived solely from sales of the Proxcelan Cs-131 brachytherapy seed, which is used in the treatment of cancer. The Company recognizes revenue once the product has been shipped to the customer. Prepayments, if any, received from customers prior to the time that products are shipped are recorded as deferred revenue. In these cases, when the related products are shipped, the amount recorded as deferred revenue is recognized as revenue. The Company accrues for sales returns and other allowances at the time of shipment. Although the Company does not have an extensive operating history upon which to develop sales returns estimates, we have used the expertise of our management team, particularly those with extensive industry experience and knowledge, to develop a proper methodology.

Stock-Based Compensation

The Company measures and recognizes expense for all share-based payments at fair value in accordance with SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R). The Company uses the Black-Scholes option valuation model to estimate fair value for all stock options on the date of grant. For stock options that vest over time, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award.

Research and Development Costs

Research and development costs, including salaries, research materials, administrative expenses and contractor fees, are charged to operations as incurred. The cost of equipment used in research and development activities which has alternative uses is capitalized as part of fixed assets and not treated as an expense in the period acquired. Depreciation of capitalized equipment used to perform research and development is classified as research and development expense in the year recognized.

Legal Contingencies

In the ordinary course of business, the Company is involved in legal proceedings involving contractual and employment relationships, product liability claims, patent rights, environmental matters, and a variety of other matters. The Company is also subject to various local, state, and federal environmental regulations and laws due to the isotopes used to produce the Company’s product. As part of normal operations, amounts are expended to ensure that the Company is in compliance with these laws and regulations. While there have been no reportable incidents or compliance issues, the Company believes that if it relocates its current production facilities then certain decommissioning expenses will be incurred and has recorded an asset retirement obligation for these expenses.

The Company records contingent liabilities resulting from asserted and unasserted claims against it, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. Currently, the Company does not believe any probable legal proceedings or claims will have a material adverse effect on its financial position or results of operations. However, if actual or estimated probable future losses exceed the Company’s recorded liability for such claims, it would record additional charges as other expense during the period in which the actual loss or change in estimate occurred.

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

On July 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes, prescribing a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. In the course of its assessment, management has determined that the Company, its subsidiary, and its predecessors are subject to examination of their income tax filings in the United States and state jurisdictions for the 2005 through 2007 tax years. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

The Company adopted FIN No. 48 using the modified prospective transition method, which requires the application of the accounting standard as of July 1, 2007. There was no impact on the financial statements as of and for the year ended June 30, 2008 as a result of the adoption of FIN No. 48. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FIN No. 48.

Income (Loss) Per Common Share

The Company accounts for its income (loss) per common share according to SFAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Common stock equivalents, including warrants and options to purchase the Company's common stock, are excluded from the calculations when their effect is antidilutive. At June 30, 2008 and 2007, the calculation of diluted weighted average shares does not include preferred stock, common stock warrants or options that are potentially convertible into common stock as those would be antidilutive due to the Company’s net loss position.

Securities that could be dilutive in the future as of June 30, 2008 and 2007 are as follows:

	2008	2007
Preferred stock	59,065	59,065
Common stock warrants	3,245,082	3,627,764
Common stock options	2,803,393	3,683,439

Total potential dilutive securities	6,107,540	7,370,268

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

Results of Operations

Financial Presentation

The following sets forth a discussion and analysis of the Company’s financial condition and results of operations for the two years ended June 30, 2008 and 2007. This discussion and analysis should be read in conjunction with our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Item 1A — Risk Factors,” beginning on page 21 of this Annual Report on Form 10-K.

Year ended June 30, 2008 compared to year ended June 30, 2007

Product sales. Sales for the year ended June 30, 2008 were $7,158,690 compared to sales of $5,738,033 for the year ended June 30, 2007. The increase of $1,420,657 or 25% was due to increased sales volume of the Company’s Proxcelan Cs-131 brachytherapy seeds. During the year ended June 30, 2008 the Company sold its Cs-131 seeds to 99 different medical centers as compared to 79 centers during the fiscal year ended June 30, 2007.

Cost of product sales. Cost of product sales were $7,310,124 for the year ended June 30, 2008 which represents an increase of $1,517,494 or 26% compared to cost of product sales of $5,792,630 for the year ended June 30, 2007. The major components of the increase were depreciation, materials, preload expenses, occupancy costs, and expenses related to the transition to the Company’s new production facility and decommissioning the Company’s old production facility. These increases were partially offset by decreases in consulting and shipping expenses.

Depreciation increased approximately $613,000 due to moving operations into a new production facility and purchasing new production equipment. This new production facility allowed the Company to increase its available capacity by approximately 300% using its current production techniques and should fulfill the Company’s production needs for the near future. The cost of materials increased approximately $313,000 mainly due to higher sales volumes. Preload expenses increased approximately $250,000 due to higher sales volumes and due to the start-up costs of the Company’s internal preload facility. Occupancy costs increased approximately $164,000 as the Company entered into a lease for a new production facility in March 2007 and continued to pay rent on its old production facility through mid-December 2007. The Company also recorded an impairment charge of $85,000 in fiscal year 2008 for a hot cell that is not currently in use.

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

The Company removed all radioactive residuals and tenant improvements from its old production facility and returned the facility to the lessor. The Company had an asset retirement obligation of $135,120 accrued for this facility but total costs incurred to decommission the facility were $274,163 resulting in an additional expense of $139,043 that is included in cost of products sold. The additional expense was mainly due to unanticipated construction costs to return the facility to its previous state. The Company originally believed that the lessor would retain many of the leasehold improvements in the building, but instead required their removal.

These increases were partially offset by a decrease of approximately $75,000 in consulting expenses as the previous year included costs related to medical physics and equipment design and approximately $72,000 in shipping and freight as the Company eliminated certain shipping services.

Gross loss. Gross loss was $151,434 for the year ended June 30, 2008. This represents an increase of $96,837 or 177% over the prior year’s gross loss of $54,597. The increase is due to the increase in production costs more than offsetting the increase in revenues. However, the Company has worked to reduce its production costs over the past six months and is producing its Proxcelan Cs-131 brachytherapy seeds more efficiently now.

Research and development expenses. Research and development expenses for the year ended June 30, 2008 were $1,358,075 which represents an increase of $12,912 or 1% over the research and development expenses of $1,345,163 for the year ended June 30, 2007. Although the overall research and development expenses were consistent with the prior year, consulting expenses increased approximately $189,000 due to the Company’s ongoing project to increase the efficiency of isotope production and travel expenses increased approximately $25,000 due to work in Russia regarding isotope efficiencies. These increases were offset by a decrease of approximately $205,000 in legal expenses as the Company continues to focus on its key patents and trademarks in strategic countries and deemphasized the protection of patents and trademarks in less strategic countries.

Sales and marketing expenses. Sales and marketing expenses were $3,725,164 for the year ended June 30, 2008. This represents an increase of $340,692 or 10% compared to the year ended June 30, 2007 sales and marketing expenses of $3,384,472. The change is mainly due to increased personnel costs and consulting expenses partially offset by a decrease in conventions and tradeshows. Personnel costs increased approximately $333,000 due to higher commissions paid on increased revenues and an increase in the average headcount. Consulting expenses increased approximately $103,000 mainly due to payments to consultants to develop technical publications and other materials, to represent the Company at professional society meetings, to serve as members of the Company’s Cesium Advisory Group, and increased expenses for a lobbying group. Conventions and tradeshows decreased approximately $130,000 as the Company has reduced its budgets for many of the tradeshows, particularly the smaller tradeshows.

General and administrative expenses. General and administrative expenses for the year ended June 30, 2008 were $3,568,048 compared to general and administrative expenses of $4,915,598 for the year ended June 30, 2007. The decrease of $1,347,550 or 27% is primarily due to a decrease in share-based compensation, personnel costs, and travel. These decreases were partially offset by an increase in legal expenses. Share-based compensation decreased approximately $1.2 million due to reduced option awards in fiscal year 2008 and the reversal of expense for unvested and forfeited options for Roger Girard, the former CEO. Personnel costs decreased approximately $115,000 mainly due to the resignation of Mr. Girard in February 2008. Travel decreased approximately $104,000. Legal expenses increased approximately $159,000 due to costs to draft contracts regarding the Company’s interest in UralDial, LLC, a new Russian entity, the IBt strategic global alliance agreements, and mediation costs related to negotiations to settle a dispute with the Lawrence Family Trust.

Operating loss. The Company continues to focus its resources on marketing and sales and retaining the administrative infrastructure to increase the level of demand for the Company’s product. These costs, coupled with product revenues not covering production costs, and significant research and development expenditures, have resulted in operating losses since its inception. For the year ended June 30, 2008, the Company had an operating loss of $8,802,721 which is a decrease of $897,109 or 9% below the operating loss of $9,699,830 for the year ended June 30, 2007.

Interest and investment income. Interest and investment income was $612,077 for the year ended June 30, 2008 compared to interest income of $406,921 for the year ended June 30, 2007. Interest and investment income is mainly derived from excess funds held in money market and investment accounts. The increase of $205,156 or 50% was due to the higher average cash and short-term investment balances during the year ended June 30, 2008 partially offset by decreasing interest rates.

Loss on short-term investments. The loss of $274,000 for the year ended June 30, 2008 is due to the recent uncertainties in the credit markets particularly for certain auction rate securities held by the Company. The loss represents the amount to write-down these securities to their estimated fair market value. The Company has recognized these losses as other than temporary and recorded them in the statement of operations rather than in other comprehensive income as the Company may need access to these funds before the uncertainties in the credit markets are fully resolved.

Financing expense. Financing expense for the year ended June 30, 2008 was $92,863 or a decrease of $219,383 or 70% compared to financing expense of $312,246 for the year ended June 30, 2008. Included in financing expense is interest expense of approximately $62,000 and $134,000 for the years ended June 30, 2008 and 2007, respectively. The decrease is due to the lower average debt balances in the year ended June 30, 2008. The remaining balance of financing expense represents the amortization of deferred financing costs which decreased due to the write-off in fiscal year 2007 of the deferred financing costs relating to the Columbia River Bank line of credit.

Liquidity and capital resources. We have historically financed our operations through the sale of common stock and related warrants. During fiscal year 2008, the Company’s primary source of cash was the exercise of common stock warrants and options for $1,022,813 and the Company used existing cash reserves to fund its operations and capital expenditures.

Cash flows from operating activities

Cash used in operating activities was $7.7 million in fiscal year 2008 compared to $7.2 million in fiscal year 2007, an increase of approximately $500,000. Cash used by operating activities is net loss adjusted for non-cash items and changes in operating assets and liabilities.

Cash flows from investing activities

In 2008, the Company invested its excess cash generated from shareholder investments. During 2008, the Company purchased approximately $13.3 million of various short-term investments (mainly commercial paper and municipal auction rate securities) and sold approximately $19.4 million of short-term investments. As of June 30, 2008, short-term investments held by the Company amounted to approximately $3.7 million.

Cash expenditures for fixed assets were approximately $3.1 million in fiscal 2008 and approximately $2.4 million in fiscal 2007. The increase is mainly due to construction to complete our new production facility and equipment purchases for the new facility.

Cash flows from financing activities

The Company issued 300,876 shares of common stock pursuant to the exercise of common stock options and warrants. The Company received $1,022,813 in cash pursuant to these exercises.

Projected 2009 Liquidity and Capital Resources

At June 30, 2008, cash and cash equivalents amounted to $4,820,033 and short-term investments amounted to $3,726,000 compared to $9,335,730 of cash and cash equivalents and $9,942,840 of short-term investments at June 30, 2007.

The Company had approximately $4.0 million of cash and $3.7 million of short-term investments as of September 16, 2008. As of that date management believed that the Company’s monthly required cash operating expenditures were approximately $400,000. Management believes that approximately $200,000 to $500,000 will be spent on capital expenditures during fiscal year 2009, but there is no assurance that unanticipated needs for capital equipment may not arise.

If the Company is able to complete its major research and development project to develop a proprietary separation process to manufacture enriched barium, this process should improve isotope production efficiency during fiscal year 2009. Regardless of whether the Company is ultimately successful in developing this process, the remaining project costs are anticipated to be approximately $150,000.

During fiscal year 2009, the Company intends to continue its existing protocol studies and is currently budgeting approximately $278,000 for protocol expense in fiscal year 2009.

Assuming operating costs expand proportionately with revenue increases, other applications are pursued for seed usage outside the prostate market, protocols are continued supporting the integrity of our product and sales and marketing expenses remain steady, management believes the Company will reach breakeven with revenues of approximately $1.5 million per month. This is a decrease from the previous estimate of $2 million in monthly revenue based on actions taken by new management that have over the past six months begun to improve the Company’s production operating efficiencies and its cost structure.

Based on the foregoing assumptions, management believes cash, cash equivalents, and short-term investments on hand at June 30, 2008 will be sufficient to meet our anticipated cash requirements for operations, debt service, and capital expenditure requirements through at least the next twelve months. Management’s plans to attain breakeven and generate additional cash flows include increasing revenues from both new and existing customers and maintaining cost control. However, there can be no assurance that the Company will attain profitability or that the Company will be able to attain its aggressive revenue targets. If we do not experience the necessary increases in sales or if we experience unforeseen manufacturing constraints, we may need to obtain additional funding.

The Company expects to finance its future cash needs through the sale of equity securities and possibly strategic collaborations or debt financing or through other sources that may be dilutive to existing shareholders. If the Company needs to raise additional money to fund its operations, funding may not be available to it on acceptable terms, or at all. If the Company is unable to raise additional funds when needed, it may not be able to market its products as planned or continue development and regulatory approval of its future products. If the Company raises additional funds through equity sales, these sales may be dilutive to existing investors.

Long-Term Debt and Capital Lease Agreements

The Company has two loan facilities in place as of June 30, 2008. The first loan is from the Benton-Franklin Economic Development District (BFEDD) in an original principal amount of $230,000 and was funded in December 2004. It bears interest at eight percent and has a 60-month term with a final balloon payment. As of June 30, 2008, the principal balance owed was $145,745. This loan is secured by certain equipment, materials and inventory of IsoRay, and also required personal guarantees, for which the guarantors were issued approximately 70,455 shares of common stock. The second loan is from the Hanford Area Economic Investment Fund Committee (HAEIFC) and was originated in June 2006. The loan originally had a total facility of $1,400,000 which was reduced in September 2007 to the amount of the Company’s initial draw of $418,670. The principal balance owed on the loan as of June 30, 2008 was $263,639. This loan is secured by receivables, equipment, materials and inventory, and certain life insurance policies and also required personal guarantees.

The BFEDD has granted the Company a waiver from enforcing violations of paying officers in excess of $100,000 per year and maintaining a certain current asset ratio. The waiver is effective through June 30, 2009 and also waives non-compliance with covenants prohibiting fixed asset or lease obligations in excess of $24,000 per year, covenants prohibiting mergers, and covenants requiring maintenance of a certain long-term debt to equity ratio.

HAEIFC has also granted the Company a waiver from enforcing a fixed charge coverage ratio. The waiver is effective through June 30, 2009.

The Company has certain capital leases for production equipment that expire at various times from September 2008 to April 2009. These leases currently call for total monthly payments of $3,876. The total of all capital lease obligations at June 30, 2008 was $25,560.

Principal maturities on notes payable as of June 30, 2008 are due as follows:

Year ending June 30,
2009	$64,486
2010	168,008
2011	49,736
2012	54,379
2013	59,503
Thereafter	13,272

$409,384

Future minimum lease payments under capital lease obligations are as follows:

Year ending June 30, 2009	$27,627

Total future minimum lease payments	27,627
Less amounts representing interest	(2,067)

Present value of net minimum lease payments	25,560
Less amounts due in one year	(25,560)
Amounts due after one year	$–

Other Commitments and Contingencies

On May 2, 2007, Medical entered into a lease for its new production facility with Energy Northwest, the owner of the Applied Process Engineering Laboratory (the APEL lease). The APEL lease has a three-year term expiring on April 30, 2010, an option to renew for two additional three-year terms, and original monthly rent of approximately $26,700, subject to annual increases based on the Consumer Price Index, plus monthly janitorial expenses of approximately $700. This new facility became operational in September 2007.

Future minimum lease payments under operating leases, including the two three-year renewals of the APEL lease, are as follows:

Year ending June 30,
2009	$315,027
2010	314,884
2011	310,782
2012	299,540
2013	297,015
Thereafter	841,541

$2,378,789

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

The Company is subject to various local, state, and federal environmental regulations and laws due to the isotopes used to produce the Company’s product. As part of normal operations, amounts are expended to ensure that the Company is in compliance with these laws and regulations. While there have been no reportable incidents or compliance issues, the Company believes that if it relocates its current production facilities then certain decommissioning expenses will be incurred. An asset retirement obligation was established in the first quarter of fiscal year 2008 for the Company’s obligations at its new production facility. This asset retirement obligation will be for obligations to remove any residual radioactive materials and to remove all leasehold improvements.

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

New Accounting Standards

In December 2007, FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”), which replaces SFAS No. 141, Business Combinations (“SFAS 141”). SFAS 141R applies to all transactions and other events in which one entity obtains control over one or more other businesses. The standard requires the fair value of the purchase price, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141R requires acquisition costs to be expensed as incurred and restructuring costs to be expensed in periods after the acquisition date. Earn-outs and other forms of contingent consideration are to be recorded at fair value on the acquisition date. Changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as an adjustment to the cost of the acquisition. SFAS 141R generally applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 with early adoption prohibited. The implementation of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS 160). The statement requires noncontrolling interests or minority interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. Upon a loss of control, the interest sold, as well as any interest retained, is required to be measured at fair value, with any gain or loss recognized in earnings. Based on SFAS 160, assets and liablities will not change for subsequent purchase of sales transactions with noncontrolling interests as long as control is maintained. Differences between the fair value of consideration paid or received and the carrying value of noncontrolling interests are to be recognized as an adjustment to the parent interest’s equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company is currently evaluating the impact that the implementation of SFAS 160 will have with respect to the Company’s interest in UralDial.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide Item 7A disclosure in this Annual Report.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required accompanying financial statements begin on page F-1 of this document.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements or reportable events with DeCoria, Maichel & Teague, P.S.

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2008. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the SEC under the Exchange Act. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedures is designed to provide a reasonable level of assurance that the objectives of the system will be met.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B – OTHER INFORMATION

There were no items required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year ended June 30, 2008 that have not been already disclosed on a Form 8-K filed with the SEC.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Each member of the Board of Directors serves a one-year term and is subject to reelection at the Company’s Annual Meeting of Shareholders held each year.

Board Committees

The Board has established an Audit Committee consisting of Thomas LaVoy (Chairman), Robert Kauffman, and Albert Smith; a Compensation Committee consisting of Albert Smith (Chairman) and Robert Kauffman; and a Nominating Committee consisting of Robert Kauffman (Chairman), Thomas LaVoy, and Albert Smith. No other committees have been formed.

Audit Committee

The Audit Committee was established on December 8, 2006, the date on which its Charter was adopted. The Audit Committee Charter lists the purposes of the Audit Committee as overseeing the accounting and financial reporting processes of the Company and audits of the financial statements of the Company and providing assistance to the Board of Directors in monitoring (1) the integrity of the Company’s financial statements, (2) the Company’s compliance with legal and regulatory requirements, (3) the independent auditor’s qualifications and independence, and (4) the performance of the Company’s internal audit function, if any, and independent auditor.

The Board of Directors has determined that Mr. LaVoy and Mr. Kauffman are each an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated by the Securities and Exchange Commission, and each Audit Committee member is independent. The Board’s conclusions regarding the qualifications of Mr. LaVoy as an audit committee financial expert were based on his service as a chief financial officer of a public company, his experience as a certified public accountant and his degree in accounting. The Board’s conclusions regarding the qualifications of Mr. Kauffman as an audit committee financial expert were based on his service as a chief executive officer of multiple public companies, his active supervision of the principal financial and accounting officers of the public companies for which he served as chief executive officer, and his M.B.A. in Finance.

Executive Officers and Directors

The executive officers and directors serving the Company as of June 30, 2008 were as follows:

Name	Age	Position Held	Term*

Dwight Babcock	60	Chairman, Interim Chief Executive Officer	Annual
Jonathan Hunt	41	Chief Financial Officer, Treasurer
Lori Woods	46	Acting Chief Operating Officer
Robert Kauffman	67	Vice-Chairman	Annual
Thomas LaVoy	48	Director	Annual
Albert Smith	64	Director	Annual

* For directors only

Dwight Babcock – Mr. Babcock was appointed Chairman and Interim CEO of the Company on February 26, 2008 and has served as a Director of the Company since 2006. Mr. Babcock has served as Chairman and Chief Executive Officer of Apex Data Systems, Inc. an information technology company, since 1975. Apex Data Systems automates the administration and claims adjudication needs of insurance companies both nationally and internationally. Mr. Babcock was formerly President and CEO of Babcock Insurance Corporation (BIC) from 1974 until 1985. BIC was a nationally recognized third party administrator operating within 35 states. Mr. Babcock has knowledge and experience in the equity arena and has participated in various activities within the venture capital, private and institutional capital markets. Mr. Babcock studied marketing and economics at the University of Arizona where he currently serves on the University of Arizona Astronomy Board.

Jonathan Hunt – Mr. Hunt has over 15 years of finance and accounting experience, including financial reporting, SEC knowledge, and operational analysis. Before joining IsoRay in 2006, he was employed by Hypercom Corporation, a global provider of electronic payment solutions and manufacturer of credit card terminals, serving as its Assistant Corporate Controller from 2005 to 2006. His finance background also includes serving as both a Manager and Director of Financial Reporting and a Director of Operational Planning and Analysis for Circle K Corporation and its affiliates from 2000 to 2005 and working for PricewaterhouseCoopers LLP from 1992 to 1999 where his last position held was Business Assurance Manager. Mr. Hunt holds Masters of Accountancy and Bachelor of Science degrees from Brigham Young University and is a Certified Public Accountant.

Lori Woods – Ms. Woods joined the Company in July 2006 and was appointed Acting Chief Operating Officer on February 26, 2008. Ms. Woods has over 20 years experience in medical device technology and healthcare services. Ms. Woods served as the CEO of Pro-Qura, a medical services company focusing on brachytherapy quality assurance and education, from 2002 until joining the Company. During her tenure at Pro-Qura, Ms. Woods developed its business strategy, expanded its business portfolio in quality assurance beyond prostate brachytherapy into other areas of cancer, and increased funding by 50%. Prior to this, she served as the Vice President of Sales at ATI Medical in 2002, Vice President of Sales – West and Vice President of Marketing and Business Development for Imagyn Medical Technologies from 2000 to 2002, Director of Business Development for Seattle Prostate Institute from 1998 to 2000, and Regional Vice President and Regional Manager of Interdent from 1994 to 1998. Ms. Woods holds a Bachelor of Science degree in Business Administration – Marketing from Loma Linda University.

Robert Kauffman – Mr. Kauffman has been a Director of the Company since 2005 and was appointed Vice-Chairman of the Company on February 26, 2008. Mr. Kauffman has served as Chief Executive Officer and Chairman of the Board of Alanco Technologies, Inc. (NASDAQ: ALAN), an Arizona-based information technology company, since July 1, 1998. Mr. Kauffman was formerly President and Chief Executive Officer of NASDAQ-listed Photocomm, Inc., from 1988 until 1997 (since renamed Kyocera Solar, Inc.). Photocomm was the nation’s largest publicly owned manufacturer and marketer of wireless solar electric power systems with annual revenues in excess of $35 million. Prior to Photocomm, Mr. Kauffman was a senior executive of the Atlantic Richfield Company (ARCO) whose varied responsibilities included Senior Vice President of ARCO Solar, Inc., President of ARCO Plastics Company and Vice President of ARCO Chemical Company. Mr. Kauffman earned an M.B.A. in Finance at the Wharton School of the University of Pennsylvania, and holds a B.S. in Chemical Engineering from Lafayette College, Easton, Pennsylvania.

Thomas LaVoy – Mr. LaVoy has been a Director of the Company since 2005. Mr. LaVoy has served as Chief Financial Officer of SuperShuttle International, Inc., since July 1997 and as Secretary since March 1998. SuperShuttle is one of the largest providers of shuttle services in major cities throughout the West and Southwest regions of the United States. He has also served as a director of Alanco Technologies, Inc. (NASDAQ: ALAN) since 1998. From September 1987 to February 1997, Mr. LaVoy served as Chief Financial Officer of NASDAQ-listed Photocomm, Inc. Mr. LaVoy was a Certified Public Accountant with the firm of KPMG Peat Marwick from 1980 to 1983. Mr. LaVoy has a Bachelor of Science degree in Accounting from St. Cloud University, Minnesota, and is a Certified Public Accountant.

Albert Smith – Mr. Smith has been a Director of the Company since 2006. Mr. Smith was the co-founder of and served as Vice Chairman of CSI Leasing, Inc., a private computer leasing company from 1972 until March 2005. He founded Extreme Video Solutions, LLC, a private video conferencing company with headquarters in Scottsdale, Arizona in December 2005. In January 2008, he formed Face to Face Live, Inc. where he presently serves as CEO. Mr. Smith presently serves as Chairman of the Board for Doulos Ministries, Inc. Mr. Smith has extensive experience in marketing and sales having managed a national sales force of over fifty people while at CSI Leasing, Inc. Mr. Smith holds a BS in Business Administration from Ferris State College.

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

Name	Age	Position Held and Tenure
Fredric Swindler	60	VP, Regulatory Affairs and Quality Assurance
Lane Bray	80	Chemist
Oleg Egorov	38	Director of Research and Development

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

Lane Bray – Mr. Bray is known nationally and internationally as a technical expert in separations, recovery, and purification of isotopes and is a noted authority in the use of cesium and strontium ion exchange for Department of Energy’s West Valley and Hanford nuclear waste cleanup efforts. In 2000, Mr. Bray received the ’Radiation Science and Technology’ award from the American Nuclear Society. Mr. Bray has authored or co-authored over 110 research publications, 12 articles for nine technical books, and holds 24 U.S. and foreign patents. Mr. Bray patented the USDOE/PNNL process for purifying medical grade Yttrium-90 that was successfully commercialized in 1999. Mr. Bray also invented and patented the proprietary isotope separation and purification process that is assigned to IsoRay. Mr. Bray was elected ‘Tri-Citian of the Year’ in 1988, nominated for ‘Engineer of the Year’ by the American Nuclear Society in 1995, and was elected ‘Chemist of the Year for 1997’ by the American Chemical Society, Eastern Washington Section. Mr. Bray retired from the Pacific Northwest National Laboratory in 1998. Since retiring in 1998, Mr. Bray worked part time for PNNL on special projects until devoting all of his efforts to IsoRay in 2004. Mr. Bray has been a Washington State Legislator, a Richland City Councilman, and a Mayor of Richland. Mr. Bray has a B.A. in Chemistry from Lake Forest College.

Oleg Egorov – Dr. Egorov is recognized nationally and internationally for his work in radiochemistry, radioanalytical chemistry, analytical chemistry and instrumentation. Prior to joining IsoRay in December of 2005 as Director of Radiochemical Development and then Director of Research and Development, Dr. Egorov worked from May 1998 as a Senior Research Scientist at the Pacific Northwest National Laboratory (PNNL). Prior to that time, he served the Environmental Molecular Sciences Laboratory at PNNL as a Graduate Research Fellow from August 1994 to May 1998 and as a Graduate Research Assistant to the University of Washington’s Center for Process Analytical Chemistry from September 1992 to August 1993. Former positions included a tenure as a Research Engineer at the Department of Radiochemistry at the Moscow State University, Moscow, Russia between September 1998 to August 1992, and Field Chemist at the Institute of Volcanology, at the Russian Academy of Science at Petropavlovsk-Kamchatsky, Russia, during the summers of 1989 and 1990 concurrent to studies that lead to his acquisition of Master of Science in Radiochemistry from the Moscow State University. During his tenure at PNNL, Dr. Egorov had led world-class basic and applied R&D programs directed at new chemistries and instrumentation for automated production of short-lived medical isotopes for the treatment of cancer, automated process monitoring, radionuclide sensors for groundwater monitoring, and laboratory automation. Dr. Egorov pioneered the application of flow-based techniques for automating radiochemical analyses of nuclear wastes, renewable surface sensing and separations, and equilibration-based radionuclide sensing. He has authored/co-authored numerous peer-reviewed publications in these areas, including several book chapters. Dr. Egorov holds four U.S./international patents, three of which have been licensed to industry. Dr. Egorov has been a recipient of numerous outstanding performance and key contributor awards. In 2003, Dr. Egorov was nominated for the American Chemical Society Arthur F. Findeis Award for Achievements by a Young Analytical Scientist. In 2004, Dr. Egorov was a recipient of a Federal Laboratory Consortium Award for Excellence in Technology Transfer for “Alpha Particle Immunotherapy for Treating Leukemia and Solid-Tumor Metastases”. Dr. Egorov holds a M.S. in Radiochemistry from Moscow State University, Moscow, Russia; a M.S. in Environmental and Analytical Chemistry; and a Ph.D. in Analytical Chemistry from the University of Washington.

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

We believe that IsoRay’s executive officers, directors and 10% shareholders timely complied with their filing requirements during the year ended June 30, 2008 except as follows: Albert Smith (two Form 4s) and Dwight Babcock (one Form 4). We believe all of these forms have been filed as of the date of this Report.

Code of Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our officers, directors and employees and a separate Code of Ethics for Chief Executive Officer and Senior Financial Officers that supplements our Code of Conduct and Ethics. The Code of Conduct and Ethics was previously filed as Exhibit 14.1 to our Form 10-KSB for the period ended June 30, 2006, and the Code of Ethics for Chief Executive Officer and Senior Financial Officers was previously filed as Exhibit 14.2 to this same report. The Code of Ethics for Chief Executive Officer and Senior Financial Officers is also available to the public on our website at http://www.isoray.com/ethicsForCeo.htm. Each of these policies comprises written standards that are reasonably designed to deter wrongdoing and to promote the behavior described in Item 406 of Regulation S-K promulgated by the Securities and Exchange Commission.

Nominating Procedures

There have been no material changes to the procedures by which our shareholders may recommend nominees to the Board of Directors during our last fiscal year.

ITEM 11 – EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during our past two fiscal years awarded to, earned by or paid to each of the following individuals. Salary and other compensation for these officers, employees and former officers are set by the Compensation Committee of the Board of Directors, except for employee compensation which is set by officers of the Company.

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($) (1)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Dwight Babcock, Chairman	2008	22,000	—	—	70,000	—	—	—	92,000
and Interim CEO (2)	2007	—	—	—	—	—	—	—	—

Roger Girard, former Chairman	2008	204,231	—	—	—	—	—	250,000	454,231
and CEO (3) (4)	2007	298,042	—	—	600,500	—	—	—	898,542

David Swanberg, former Executive	2008	179,615	50,000	—	—	—	—	25,962	255,577
Vice President - Operations (3) (5)	2007	161,539	—	—	372,228	—	—	—	533,767
(6)

Lori Woods, Vice President (7)	2008	179,615	—	—	—	—	—	—	179,615
	2007	155,692	—	—	327,150	—	—	—	482,842

Fred Swindler, VP - Regulatory	2008	159,808	—	—	—	—	—	—	159,808
Affairs and Quality Assurance (8)	2007	109,615	—	—	57,200	—	—	9,973	176,788

Robert Bilella, Territory	2008	117,283	121,150	—	—	—	—	—	238,433
Sales Manager	2007	131,557	78,927	—	—	—	—	—	210,484

(1)
Amounts represent the FAS 123R valuation for the fiscal years ended June 30, 2008 and 2007, respectively. All such options were awarded under one of the Company’s stock option plans. All options awarded (with the exception of Mr. Babcock’s fiscal year 2008 stock option grant that was immediately vested on the grant date) vest in three equal annual installments beginning with the first anniversary from the date of grant and expire ten years after the date of grant. All options were granted at the fair market value of the Company’s stock on the date of grant and the Company used a Black-Scholes methodology as discussed in the footnotes to the financial statements to value the options.

(2)
Mr. Babcock became the Chairman and Interim CEO on February 26, 2008. He is serving as Interim CEO on a contract basis. Mr. Babcock also received compensation as a Director of the Company during fiscal year 2008 which is disclosed in the Non-Employee Director Compensation table.

(3)
Mr. Girard and Mr. Swanberg were granted 150,000 and 100,000 options, respectively, on June 1, 2007. These options have an exercise price of $4.14 and vest over three years. On July 25, 2007, the Board discussed the issue of director compensation and each director (including Mr. Girard and Mr. Swanberg) elected to cancel 50,000 of their options from the June 1, 2007 grant. After the cancellation, Mr. Girard and Mr. Swanberg had 100,000 and 50,000 options, respectively, from the June 1, 2007 grant. The terms of these options were not changed as part of the cancellation. Under FAS 123R, the value of the cancelled options to Mr. Girard and Mr. Swanberg were $128,500 each. The value of these options has been included in the table above in fiscal year 2007.

(4)
On February 26, 2008, Mr. Girard resigned from all positions held with the Company and its subsidiaries, including resigning from Board service. In connection with Mr. Girard’s resignation, the Company made a one time payment to Mr. Girard of $250,000 and this amount is included in the “All other compensation” column.

(5)	The value of Mr. Swanberg’s options includes $7,728 relating to options granted to his wife who was an employee of the Company at the time of the grant.
(6)
Mr. Swanberg resigned from the Company on June 11, 2008. In connection with Mr. Swanberg’s resignation, the Company agreed to continue paying Mr. Swanberg his salary for an additional six months subject to the conditions of his agreement. These amounts have not been included in this table as the amounts had not been paid as of June 30, 2008. In addition, Mr. Swanberg was paid the balance of his vacation in a lump sum and this amount is included in the “All other compensation” column.

(7)	Ms. Woods became an employee of the Company in July 2006.
(8)
Mr. Swindler became an employee of the Company in October 2006. The Company reimbursed Mr. Swindler for certain of his relocation costs and this amount is included in the “All other compensation” column for fiscal year 2007.

Ms. Woods has an employment contract with the Company dated February 14, 2007. The agreement is for an initial term of two years but will be automatically extended for an additional year on each anniversary date unless terminated in accordance with the provisions of the agreement. The agreement entitles Ms. Woods to a salary of at least $160,000 with increases as determined by the Compensation Committee of the Board and annual bonus payments under a bonus plan as established by the Compensation Committee. In the event that Ms. Woods is terminated without cause, becomes disabled, or terminates her employment for good reason, she will be entitled to her salary and benefits for the remaining term of the agreement or 18 months, whichever is shorter. Good reason is defined in the agreement to mean a reduction of salary or benefits, a change in Ms. Woods’ title, position, authority, or responsibilities, causing Ms. Woods to relocate, or any breach by the Company of this agreement. If Ms. Woods is terminated within one year of a change of control then she shall be entitled to her salary and benefits for the remaining term of the agreement or 18 months, whichever is longer, in addition to a one-time payment equal to her most recently received bonus. In the event of Ms. Woods’ termination without cause or termination within one year of a change of control, all of her unvested stock options shall immediately vest in full and shall be exercisable as provided in the applicable stock option plan. The agreement also includes certain restrictive covenants that prohibit Ms. Woods from providing services to a competing business for the period of this agreement plus one year.

Outstanding Equity Awards at Fiscal Year-End

	Option awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Dwight Babcock, Chairman and Interim CEO	50,000	—		—	6.30	3/31/2016
	50,000	—		—	3.80	6/23/2016
	50,000	—		—	3.11	8/15/2016
	100,000	—		—	0.75	5/13/2018

Roger Girard, former Chairman and CEO	513,840	—		—	1.19	5/31/2009
	33,333	—		—	3.11	5/31/2009

David Swanberg, former Executive Vice President - Operations	150,000	—		—	1.00	8/18/2015
	16,666	—		—	3.11	8/15/2016
	16,666	—		—	4.14	6/1/2017

Lori Woods, Vice President	16,666	33,334	(1)	—	3.50	7/5/2016
	16,666	33,334	(2)	—	3.10	10/17/2016
	5,000	15,000	(3)	—	4.40	3/2/2017
	6,666	13,334	(4)	—	4.14	6/1/2017

Fred Swindler, VP - Regulatory Affairs and Quality Assurance	3,333	6,667	(3)	—	4.40	3/2/2017
	3,333	6,667	(4)	—	4.14	6/1/2017

Robert Bilella, Territory Sales Manager	84,236	—		—	4.15	6/23/2015

(1)
Represents a July 5, 2006 grant, one-third of which became exercisable on July 1, 2007, one-third of which will become exercisable on July 1, 2008, and the final third will become exercisable on July 1, 2009.

(2)
Represents the October 17, 2006 grant, one-third of which became exercisable on October 17, 2007, one-third of which will become exercisable on October 17, 2008, and the final third will become exercisable on October 17, 2009.

(3)
Represents the March 2, 2007 grant, one-third of which became exercisable on March 2, 2008, one-third of which will become exercisable on March 2, 2009, and the final third will become exercisable on March 2, 2010.

(4)
Represents the June 1, 2007 grant, one-third of which became exercisable on June 1, 2008, one-third of which will become exercisable on June 1, 2009, and the final third will become exercisable on June 1, 2010.

The Company has a 401(k) plan that covers all eligible full-time employees of the Company. Contributions to the 401(k) plan are made by participants to their individual accounts through payroll withholding. Additionally, the 401(k) plan provides for the Company to make contributions to the 401(k) plan in amounts at the discretion of management. The Company has not made any contributions to the 401(k) plan and does not maintain any other retirement plans for its executives or employees.

Non-Employee Director Compensation
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Dwight Babcock	52,000	—	—	—	—	—	52,000
Stephen Boatwright	11,500	—	—	—	—	—	11,500
Robert Kauffman	48,000	—	—	—	—	—	48,000
Thomas LaVoy	43,500	—	—	—	—	—	43,500
Albert Smith	39,500	—	—	—	—	—	39,500

Beginning in fiscal year 2008, each non-employee director received cash compensation of $3,000 per month, except for Mr. Boatwright who received $1,000 per month until his resignation in February 2008. In addition, each non-employee director received $1,000 per Board meeting attended in person or $500 per Board meeting attended via telephone and $500 per committee meeting attended. Beginning in March 2008, Mr. Babcock began receiving an additional $3,000 per month for serving as Chairman, Mr. Kauffman began receiving an additional $2,000 per month for serving as Vice-Chairman, and Mr. LaVoy began receiving an additional $1,000 per month for serving as Audit Committee Chairman.

Each director had stock options to purchase 150,000 shares of the Company’s common stock outstanding as of June 30, 2008, except for Mr. Babcock who was granted options to purchase an additional 100,000 shares of the Company’s common stock on May 13, 2008 for serving as Interim CEO. This grant of 100,000 shares is noted in the executives’ Outstanding Equity Awards at Fiscal Year-End table above.

Compensation Committee Interlocks and Insider Participation

As a smaller reporting company, the Company is not required to provide this disclosure.

Compensation Committee Report

As a smaller reporting company, the Company is not required to provide this disclosure.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding the beneficial ownership of the Company’s common stock and preferred stock as of September 16, 2008 for (a) each person known by the Company to be a beneficial owner of five percent or more of the outstanding common or preferred stock of the Company, (b) each executive officer, director and nominee for director of the Company, and (c) directors and executive officers of the Company as a group. As of September 16, 2008, the Company had 22,942,088 shares of common stock and 59,065 shares of preferred stock outstanding.

Common Stock Share Ownership
Name of Beneficial Owner	Common Shares Owned	Common Stock Options Exercisable Within 60 Days	Common Warrants	Percent of Class (1)
Dwight Babcock (2)	66,002	250,000	12,500	1.42%
Roger Girard	222,922	547,173	—	3.28%
David Swanberg (3)	343,627	196,665	5,500	2.36%
Lori Woods	8,000	78,332	—	—%
Jonathan Hunt	—	64,999	—	—%
Robert Kauffman	63,802	150,000	—	—%
Thomas LaVoy	8,423	150,000	—	—%
Albert Smith	122,147	150,000	—	1.18%
Directors and Executive Officers as a group	268,374	843,331	12,500	4.72%

(1)
Percentage ownership is based on 22,942,088 shares of Common Stock outstanding on September 16, 2008. Shares of Common Stock subject to stock options which are currently exercisable or will become exercisable within 60 days after September 16, 2008 are deemed outstanding for computing the percentage ownership of the person or group holding such options, but are not deemed outstanding for computing the percentage ownership of any other person or group.

(2)	Mr. Babcock’s common shares owned include 2,695 shares owned by his spouse.
(3)	Mr. Swanberg’s options include 13,333 options granted to his spouse.

Preferred Stock Share Ownership
Name of Beneficial Owner	Preferred Shares Owned	Percent of Class (1)
Aissata Sidibe (2)	20,000	33.86%
William and Karen Thompson Trust (3)	14,218	24.07%
Jamie Granger (4)	10,529	17.83%
Hostetler Living Trust (5)	9,479	16.05%
Leslie Fernandez (6)	3,688	6.24%

(1)	Percentage ownership is based on 59,065 shares of Preferred Stock outstanding on September 16, 2008.
(2)	The address of Ms. Sidibe is 229 Lasiandra Ct, Richland, WA 99352.
(3)	The address of the William and Karen Thompson Trust is 285 Dondero Way, San Jose, CA 95119.
(4)	The address of Jamie Granger is 53709 South Nine Canyon Road, Kennewick, WA 99337.
(5)	The address of the Hostetler Living Trust is 9257 NE 175th Street, Bothell, WA 98011.
(6)	The address of Leslie Fernandez is 2615 Scottsdale Place, Richland, WA 99352.

No officers or directors beneficially own shares of Preferred Stock.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

IsoRay Medical, Inc.’s patent rights to its Cs-131 process were acquired from Lane Bray, a shareholder and employee of the Company, and are subject to a 1% royalty on gross profits and certain contractual restrictions. Pursuant to the royalty agreement, the Company must also pay a royalty of 2% of Gross Sales, as defined, for any sub-assignments of the aforesaid patented process to any third parties. The royalty agreement will remain in force until the expiration of the patents on the assigned technology, unless earlier terminated in accordance with the terms of the underlying agreement. During fiscal year 2007, the Company achieved its first gross margin and began making quarterly payments to Mr. Bray as outlined in the royalty agreement. The Company recorded royalty expense of $21,219 and $2,161 for the years ended June 30, 2008 and 2007, respectively, related to these payments.

Roger Girard, the Company’s former Chairman and CEO, had personally guaranteed $20,000 of the BFEDD loan, which was funded in December 2004. In exchange for his personal guaranty, Mr. Girard received 5,728 shares of common stock. As a condition of his resignation in February 2008, the Company prepaid $20,000 on the BFEDD loan and obtained Mr. Girard’s release and Mr. Girard in turn surrendered the 5,728 shares to the Company. As part of his settlement, Mr. Girard also surrendered 30,072 shares of common stock he had received in 2004 for personally guaranteeing a portion of a line of credit for the Company.

Mr. Girard and David Swanberg, the Company’s former Executive VP – Operations, personally guaranteed a portion of the HAEIFC loan. As part of their resignations, the Company obtained their releases from these personal guarantees by prepaying $60,000 and $40,000, respectively.

Mr. Stephen Boatwright, a former Company director, has been actively involved in providing various legal services to the Company and IsoRay Medical, Inc. through the law firm of Keller Rohrback, PLC. During the fiscal years ended June 30, 2008 and 2007, the Company paid Keller Rohrback, PLC approximately $426,000 and $459,000, respectively, for legal services. In addition, the Company had accrued at June 30, 2008 approximately $10,000 in legal fees to be paid.

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

The licensor of the Lawrence “know-how” has disputed management’s contention that it is not using this “know-how”. On September 25, 2007 and again on October 31, 2007, the Company participated in nonbinding mediation regarding this matter; however, no settlement was reached with the Lawrence Family Trust. After additional settlement discussions which ended in April 2008, the parties still failed to reach a settlement. The parties may demand binding arbitration at any time.

Director Independence

Using the standards of the American Stock Exchange, the Company's Board has determined that Mr. Kauffman, Mr. LaVoy, and Mr. Smith each qualify under such standards as an independent director. Mr. Kauffman, Mr. LaVoy and Mr. Smith each meet the American Stock Exchange listing standards for independence both as a director and as a member of the Audit Committee, and Mr. Kauffman and Mr. Smith each meet the American Stock Exchange listing standards for independence both as a director and as a member of the Compensation Committee. No other directors are independent under these standards. The Company did not consider any relationship or transaction between itself and these independent directors not already disclosed in this report in making this determination.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, DeCoria, Maichel & Teague, P.S.:

	Year ended	Year ended
	June 30,	June 30,
	2008	2007

1. Audit fees	$42,107	$41,016
2. Audit-related fees	–	1,800
3. Tax fees	7,750	4,250
4. All other fees	–	–

Totals	$49,857	$47,066

Audit fees include fees for the audit of our annual financial statements, reviews of our quarterly financial statements, and related consents for documents filed with the SEC. Audit-related fees include fees related to work on common stock offering memorandums. Tax fees include fees for the preparation of our federal and state income tax returns.

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

ITEM 15 – EXHIBITS AND REPORTS ON FORM 8-K

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

3.3	Restated and Amended Articles of Incorporation incorporated by reference to the Form 10-KSB filed on October 11, 2005.
3.4	Text of Amendments to the Amended and Restated By-Laws of the Company, incorporated by reference to the Form 8-K filed on February 7, 2007.
3.5	Amended and Restated By-Laws of the Company dated as of January 8, 2008, incorporated by reference to the Form 8-K filed on January 14, 2008.
4.2	Intentionally Omitted
4.3	Intentionally Omitted

4.4	Intentionally Omitted
4.5	Intentionally Omitted
4.6	Intentionally Omitted
4.7	Amended and Restated 2005 Stock Option Plan incorporated by reference to the Form S-8 filed on August 19, 2005.
4.8	Amended and Restated 2005 Employee Stock Option Plan incorporated by reference to the Form S-8 filed on August 19, 2005.
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

4.21	2008 Employee Stock Option Plan, incorporated by reference to the Form S-8 filed on January 14, 2008.
10.2
Universal License Agreement, dated November 26, 1997 between Donald C. Lawrence and William J. Stokes of Pacific Management Associates Corporation, incorporated by reference to the Form SB-2 filed on November 10, 2005.

10.3	Royalty Agreement of Invention and Patent Application, dated July 12, 1999 between Lane A. Bray and IsoRay LLC, incorporated by reference to the Form SB-2 filed on November 10, 2005.
10.4	Intentially Omitted
10.5	Section 510(k) Clearance from the Food and Drug Administration to market Lawrence CSERION Model CS-1, dated March 28, 2003, incorporated by reference to the Form SB-2 filed on November 10, 2005.
10.6	Battelle Project No. 45836 dated June 20, 2003, incorporated by reference to the Form SB-2/A2 filed on April 27, 2006.
10.7	Intentionally Omitted
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

10.14	Equipment Lease Agreement dated April 14, 2005 between IsoRay Medical, Inc. and Nationwide Funding, LLC, incorporated by reference to the Form SB-2/A2 filed on April 27, 2006.
10.15	Intentionally Omitted
10.16	Master Lease Agreement Number 5209, dated May 7, 2005 between VenCore Solutions LLC and IsoRay Medical, Inc., incorporated by reference to the Form SB-2/A2 filed on April 27, 2006.
10.17
Contract #840/08624332/04031 dated August 25, 2005 between IsoRay, Inc. and the Federal State Unitary Enterprise << Institute of Nuclear Materials >>, Russia, incorporated by reference to the Form SB-2 filed on November 10, 2005.

10.18	State of Washington Radioactive Materials License dated October 6, 2005, incorporated by reference to the Form SB-2 filed on November 10, 2005.
10.19	Express Pricing Agreement Number 219889, dated October 5, 2005 between FedEx and IsoRay Medical, Inc., incorporated by reference to the Form 10-QSB filed on November 21, 2005.
10.20	Intentionally Omitted
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

10.23	Intentionally Omitted
10.24	Intentionally Omitted
10.25	Economic Development Agreement, dated December 14, 2005, by and between IsoRay, Inc. and the Pocatello Development Authority, incorporated by reference to the Form 8-K filed on December 20, 2005.
10.26	License Agreement, dated February 2, 2006, by and between IsoRay Medical, Inc. and IBt SA, incorporated by reference to the Form 8-K filed on March 24, 2006 (confidential treatment requested).
10.27	Intentionally Omitted.
10.28	Service Agreement between IsoRay, Inc. and Advanced Care Medical, Inc., dated March 1, 2006, incorporated by reference to the Form SB-2/A2 filed on April 27, 2006.
10.29	Intentionally Omitted.
10.30	Intentionally Omitted.
10.31	Loan Agreement, dated June 15, 2006, by and between IsoRay Medical, Inc. and the Hanford Area Economic Investment Fund Committee, incorporated by reference to the Form 8-K filed on June 21, 2006.
10.32
Commercial Security Agreement, dated June 15, 2006, by and between IsoRay Medical, Inc. and the Hanford Area Economic Investment Fund Committee, incorporated by reference to the Form 8-K filed on June 21, 2006.

10.33	Common Stock and Warrant Purchase Agreement among IsoRay, Inc. and the other signatories thereto, dated August 9, 2006, incorporated by reference to the Form 8-K filed on August 18, 2006.

10.34	Intentionally Omitted.
10.35	Form of Officer and Director Indemnification Agreement, incorporated by reference to the Form SB-2 Post Effective Amendment No. 2 filed on October 13, 2006.
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

10.38	Form of Securities Purchase Agreement by and among IsoRay, Inc. and the Buyers dated March 22, 2007, incorporated by reference to the Form 8-K filed on March 23, 2007.
10.39	Form of Common Stock Purchase Warrant dated March 21, 2007, incorporated by reference to the Form 8-K filed on March 23, 2007.
10.40	Placement Agent Agreement by and between the Company and Punk, Ziegel & Company, L.P. dated March 14, 2007, incorporated by reference to the Form 8-K filed on March 23, 2007.
10.41	Placement Agent Agreement by and between the Company and Maxim Group LLC dated February 2, 2006, incorporated by reference to the Form 8-K filed on March 23, 2007.
10.42	Intentionally Omitted.
10.43	Intentionally Omitted.
10.44	Intentionally Omitted.
10.45	Lease Agreement, dated effective as of September 1, 2007, by and between IsoRay, Inc. and Perma-Fix Northwest Richland, Inc., incorporated by reference to the Form 8-K filed on October 16, 2007.
10.46	Amendment No. 1 to License Agreement, dated October 12, 2007, by and between IsoRay Medical, Inc. and IBt, SA, incorporated by reference to the Form 8-K filed on October 17, 2007.
10.47	Loan Covenant Waiver Letter dated August 18, 2008 from the Benton-Franklin Economic Development District, filed herewith.
10.48	Loan Covenant Waiver Letter dated August 26, 2008 from the Hanford Area Economic Investment Fund Committee, filed herewith.
21.1	Subsidiaries of the Company, filed herewith.
23.1	Consent of DeCoria, Maichel & Teague, P.S., filed herewith.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer, filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer, filed herewith.
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Reports on Form 8-K

On May 13, 2008, the Company filed a Current Report on Form 8-K announcing its financial results for the third quarter of fiscal year 2008.

On August 20, 2008, the Company filed a Current Report on Form 8-K announcing its financial results for the fourth quarter of fiscal year 2008.

IsoRay, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
IsoRay, Inc.
Richland, Washington

We have audited the accompanying consolidated balance sheets of IsoRay, Inc. and Subsidiaries (“the Company”) (see Note 1) as of June 30, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IsoRay, Inc. and Subsidiaries as of June 30, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DeCoria, Maichel & Teague, P.S.

Spokane, Washington
September 29, 2008

IsoRay, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,
	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$4,820,033	$9,355,730
Short-term investments	3,726,000	9,942,840
Accounts receivable, net of allowance for doubtful accounts of $33,031 and $99,789, respectively	1,016,495	1,092,925
Inventory	899,964	880,834
Prepaid expenses and other current assets	267,001	458,123

Total current assets	10,729,493	21,730,452

Fixed assets, net of accumulated depreciation and amortization	6,040,641	3,665,551
Deferred financing costs, net of accumulated amortization	65,221	95,725
Licenses, net of accumulated amortization	455,646	262,074
Restricted cash	175,852	—
Other assets, net of accumulated amortization	345,040	322,360

Total assets	$17,811,893	$26,076,162

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$751,402	$1,947,980
Accrued payroll and related taxes	344,612	459,068
Deferred revenue	—	23,874
Notes payable, due within one year	64,486	49,212
Capital lease obligations, due within one year	25,560	194,855
Asset retirement obligation, current portion	—	131,142

Total current liabilities	1,186,060	2,806,131

Notes payable, due after one year	344,898	528,246
Capital lease obligations, due after one year	—	25,560
Asset retirement obligation, noncurrent	506,005	—

Total liabilities	2,036,963	3,359,937

Commitments and contingencies (Note 16)

Shareholders' equity:
Preferred stock, $.001 par value; 6,000,000 shares authorized:
Series A: 1,000,000 shares allocated; no shares issued and outstanding	—	—
Series B: 5,000,000 shares allocated; 59,065 shares issued and outstanding	59	59
Common stock, $.001 par value; 194,000,000 shares authorized; 22,942,088 and 22,789,324 shares issued and outstanding	22,942	22,789
Treasury stock, at cost, 5,000 and 0 shares	(3,655)	—
Additional paid-in capital	47,464,507	45,844,793
Accumulated deficit	(31,708,923)	(23,151,416)

Total shareholders' equity	15,774,930	22,716,225

Total liabilities and shareholders' equity	$17,811,893	$26,076,162

The accompanying notes are an integral part of these financial statements.

IsoRay, Inc. and Subsidiaries
Consolidated Statements of Operations

	June 30,
	2008	2007

Product sales	$7,158,690	$5,738,033
Cost of product sales	7,310,124	5,792,630

Gross loss	(151,434)	(54,597)

Operating expenses:
Research and development expenses	1,358,075	1,345,163
Sales and marketing expenses	3,725,164	3,384,472
General and administrative expenses	3,568,048	4,915,598

Total operating expenses	8,651,287	9,645,233

Operating loss	(8,802,721)	(9,699,830)

Non-operating income (expense):
Interest and investment income	612,077	406,921
Loss on short-term investments	(274,000)	—
Financing expense	(92,863)	(312,246)

Non-operating income, net	245,214	94,675

Net loss	$(8,557,507)	$(9,605,155)

Basic and diluted loss per share	$(0.37)	$(0.54)

Weighted average shares used in computing net loss per share:
Basic and diluted	23,028,075	17,827,522

The accompanying notes are an integral part of these financial statements.

IsoRay, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity

	Series B Preferred Stock		Common Stock		Treasury Stock		Subscriptions	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Total

Balances at June 30, 2006	144,759	$145	15,157,901	$15,158	—	$—	$(6,122,007)	$22,538,675	$(13,546,261)	$2,885,710

Issuance of preferred stock pursuant to exercise of warrants	37,322	37						41,642		41,679
Issuance of common stock pursuant to exercise of warrants			2,295,506	2,295				6,857,385		6,859,680
Issuance of common stock pursuant to exercise of options			755,499	755				873,937		874,692
Conversion of preferred stock to common stock	(123,016)	(123)	123,016	123						—
Cancellation of common stock issued to Mercatus subject to a subscription receivable agreement			(1,748,146)	(1,748)			6,122,007	(6,120,259)		—
Exchange of convertible debentures payable for common stock			12,048	12				49,987		49,999
Issuance of common stock pursuant to the August 2006 Stock Purchase Agreement, net of offering costs (see Note 12)			2,063,000	2,063				4,700,870		4,702,933
Issuance of common stock pursuant to the Public Equity Offering, net of offering costs (see Note 12)			4,130,500	4,131				15,112,900		15,117,031
Payment of dividend to Preferred shareholders (see Note 12)								(38,458)		(38,458)
Share-based compensation								1,828,114		1,828,114
Net loss									(9,605,155)	(9,605,155)

Balances at June 30, 2007	59,065	59	22,789,324	22,789	—	—	—	45,844,793	(23,151,416)	22,716,225

Issuance of common stock pursuant to exercise of warrants			290,876	291				1,010,622		1,010,913
Issuance of common stock pursuant to exercise of options			10,000	10				11,890		11,900
Repurchase of Company common stock (see Note 13)					5,000	(3,655)				(3,655)
Cancellation of shares (see Note 20)			(148,112)	(148)				148		—
Share-based compensation								597,054		597,054
Net loss									(8,557,507)	(8,557,507)

Balances at June 30, 2008	59,065	$59	22,942,088	$22,942	5,000	$(3,655)	$—	$47,464,507	$(31,708,923)	$15,774,930

The accompanying notes are an integral part of these financial statements.

IsoRay, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,557,507)	$(9,605,155)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization of fixed assets	1,103,940	491,643
Impairment of fixed assets	85,000	—
Amortization of deferred financing costs and other assets	107,555	223,604
Amortization of discount on short-term investments	(150,621)	—
Loss on short-term investments	274,000	—
Settlement of asset retirement obligation	(135,120)	—
Accretion of asset retirement obligation	36,887	7,597
Share-based compensation	597,054	1,828,114
Changes in operating assets and liabilities:
Accounts receivable, net	76,430	(496,478)
Inventory	(19,130)	(719,453)
Prepaid expenses and other current assets	191,122	(296,577)
Accounts payable and accrued expenses	(1,196,578)	1,351,698
Accrued payroll and related taxes	(114,456)	(10,577)
Deferred revenue	(23,874)	23,874

Net cash used by operating activities	(7,725,298)	(7,201,710)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(3,090,934)	(2,445,850)
Additions to licenses and other assets	(293,303)	(29,874)
Change in restricted cash	(175,852)	—
Purchase of short-term investments	(13,273,653)	(10,931,920)
Proceeds from the sale or maturity of short-term investments	19,367,114	989,080

Net cash provided (used) by investing activities	2,533,372	(12,418,564)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of convertible debentures payable	—	(405,001)
Principal payments on notes payable	(168,074)	(55,450)
Principal payments on capital lease obligations	(194,855)	(183,554)
Proceeds from cash sales of common shares, net of offering costs	—	19,819,962
Proceeds from cash sales of preferred stock, pursuant to exercise of warrants	—	41,679
Proceeds from cash sales of common stock, pursuant to exercise of warrants	1,010,913	6,859,682
Proceeds from cash sales of common stock, pursuant to exercise of options	11,900	729,692
Repurchase of Company common stock	(3,655)	—
Payments of dividends to preferred shareholders	—	(38,458)

Net cash provided by financing activities	656,229	26,768,552

Net (decrease) increase in cash and cash equivalents	(4,535,697)	7,148,278
Cash and cash equivalents, beginning of period	9,355,730	2,207,452

CASH AND CASH EQUIVALENTS, END OF YEAR	$4,820,033	$9,355,730

Supplemental disclosures of cash flow information:
Cash paid for interest	$63,818	$143,662

Non-cash investing and financing activities:
Increase in fixed assets related to asset retirement obligation	$473,096	$56,120
Cashless exercise of common stock options in lieu of severance pay	—	145,000
Exchange of convertible debentures payable for shares of common stock	—	49,999

The accompanying notes are an integral part of these financial statements.

IsoRay, Inc.
Notes to Consolidated Financial Statements
For the years ended June 30, 2008 and 2007

1. Organization

Century Park Pictures Corporation (Century) was organized under Minnesota law in 1983. Century had no operations during the period from September 30, 1999 through June 30, 2005.

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

IsoRay International LLC, a Washington limited liability company, was formed on November 27, 2007 to serve as an owner in a Russian LLC that will distribute the Company’s products to the Russian market and also license the Company’s technology for use in manufacturing Cs-131 brachytherapy seeds in Russia.

2. Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (collectively the Company). All significant intercompany accounts and transactions have been eliminated.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Short-Term Investments

The Company invests certain excess cash in marketable securities consisting primarily of commercial paper, auction rate securities, and money market funds. The Company classifies all debt securities as “available-for-sale” and records the debt securities at fair value with unrealized gains and temporary unrealized losses included in other comprehensive income/loss within shareholders’ equity, if material. Declines in fair values that are considered other than temporary are recorded in the Consolidated Statements of Operations.

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

Inventory

Inventory is reported at the lower of cost or market. Cost of raw materials is determined using the weighted average method. Cost of work in process and finished goods is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. As the Company has operated at a gross loss throughout the past fiscal years, inventories have generally been recorded at market or net realizable value.

Fixed Assets

Fixed assets are capitalized and carried at the lower of cost or net realizable value. Normal maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations.

Depreciation is computed using the straight-line method over the following estimated useful lives:

Production equipment	3 to 7 years
Office equipment	2 to 5 years
Furniture and fixtures	2 to 5 years

Leasehold improvements and capital lease assets are amortized over the shorter of the life of the lease or the estimated useful life of the asset.

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

Deferred Financing Costs

Financing costs related to the acquisition of debt are deferred and amortized over the term of the related debt using the effective interest method. Deferred financing costs include the fair value of common shares issued to certain shareholders for their guarantee of certain Company debt (see Note 9) in accordance with Accounting Principles Board (APB) Opinion No. 21, Interest on Receivables and Payables and Emerging Issues Task Force (EITF) Issue No. 95-13, Classification of Debt Issue Costs in the Statement of Cash Flows. The value of the shares issued was the estimated market price of the shares as of the date of issuance. Amortization of deferred financing costs, totaling $30,504 and $178,633 for the years ended June 30, 2008 and 2007, respectively, is included in financing expense on the statements of operations.

Licenses

Amortization of licenses is computed using the straight-line method over the estimated economic useful lives of the assets. In fiscal year 2006, the Company entered into an agreement with IBt, SA, a Belgian company (IBt) to use IBt’s proprietary “Ink Jet” production process and its proprietary polymer seed technology for use in brachytherapy procedures using Cesium-131 (Cs-131). The Company paid license fees of $225,000 and $275,000 during fiscal years 2008 and 2006, respectively, and is amortizing the license over the 15-year term of the license agreement.

In the fourth quarter of fiscal year 2008, the Company reviewed the carrying values of licenses. Although the Company has not currently integrated this technology into its products, management will reevaluate the potential of this technology during fiscal year 2009 after the Company has further improved its current processes. Therefore, the Company did not believe that any impairment had occurred to this intangible asset.

Amortization of licenses was $43,452 and $23,426 for the years ended June 30, 2008 and 2007, respectively. Based on the licenses recorded at June 30, 2008, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for each fiscal year ending June 30 is expected to be as follows: $47,670 for 2009, $35,354 for 2010, $35,208 for 2011, $35,208 for 2012, $35,208 for 2013, and $266,998 thereafter.

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

Based on the patents and other intangible assets recorded in other assets at June 30, 2008, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for each fiscal year ending June 30 is expected to be as follows: $7,798 for 2009, $4,353 for 2010, $2,632 for 2011, $2,632 for 2012, $2,632 for 2013, and $9,560 thereafter.

Asset Retirement Obligation

SFAS No. 143, Asset Retirement Obligations, establishes standards for the recognition, measurement and disclosure of legal obligations associated with the costs to retire long-lived assets. Accordingly, under SFAS No. 143, the fair value of the future retirement costs of the Company’s leased assets are recorded as a liability on a discounted basis when they are incurred and an equivalent amount is capitalized to property and equipment. The initial recorded obligation is discounted using the Company’s credit-adjusted risk free-rate and is reviewed periodically for changes in the estimated future costs underlying the obligation. The Company amortizes the initial amount capitalized to property and equipment and recognizes accretion expense in connection with the discounted liability over the estimated remaining useful life of the leased assets.

In fiscal year 2006, the Company established an initial asset retirement obligation of $63,040 which represented the discounted cost of cleanup that the Company anticipated it would have to incur at the end of its equipment and property leases in its old production facility. This amount was determined based on discussions with qualified production personnel and on historical evidence. During fiscal year 2007, the Company reevaluated its obligations based on discussions with the Washington Department of Health and determined that the initial asset retirement obligation should be increased by an additional $56,120. During the second quarter of fiscal year 2008, the Company removed all radioactive residuals and tenant improvements from its old production facility and returned the facility to the lessor. The Company had an asset retirement obligation of $135,120 accrued for this facility but total costs incurred to decommission the facility were $274,163 resulting in an additional expense of $139,043 that is included in cost of products sold. The additional expense was mainly due to unanticipated construction costs to return the facility to its previous state. The Company originally believed that the lessor would retain many of the leasehold improvements in the building, but the lessor instead required their removal.

In September 2007, another asset retirement obligation of $473,096 was established representing the discounted cost of the Company’s estimate of the obligations to remove any residual radioactive materials and all leasehold improvements at the end of the lease term at its new production facility. The estimate was developed by qualified production personnel and the general contractor of the new facility. The Company has reviewed the estimate again based on its experience with decommissioning its old facility and believes that the original estimate continues to be applicable.

During the years ended June 30, 2008 and 2007, the asset retirement obligations changed as follows:

	2008	2007
Beginning balance	$131,142	$67,425
New obligation	473,096	—
Settlement of existing obligation	(135,120)	—
Changes in estimates of existing obligation	—	56,120
Accretion of discount	36,887	7,597

Ending balance	$506,005	$131,142

Because the Company does not expect to incur any expenses related to its asset retirement obligations in fiscal year 2009, the entire balance as of June 30, 2008 is classified as a noncurrent liability.

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

The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, notes payable, and capital lease obligations, approximated their fair values at June 30, 2008 and 2007.

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

Revenue for the fiscal years ended June 30, 2008 and 2007 was derived solely from sales of the Proxcelan Cs-131 brachytherapy seed, which is used in the treatment of cancer. The Company recognizes revenue once the product has been shipped to the customer. Prepayments, if any, received from customers prior to the time that products are shipped are recorded as deferred revenue. In these cases, when the related products are shipped, the amount recorded as deferred revenue is then recognized as revenue. The Company accrues for sales returns and other allowances at the time of shipment. Although the Company does not have an extensive operating history upon which to develop sales returns estimates, we have used the expertise of our management team, particularly those with extensive industry experience and knowledge, to develop a proper methodology.

Stock-Based Compensation

The Company measures and recognizes expense for all share-based payments at fair value in accordance with SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R). The Company uses the Black-Scholes option valuation model to estimate fair value for all stock options on the date of grant. For stock options that vest over time, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award.

Research and Development Costs

Research and development costs, including salaries, research materials, administrative expenses and contractor fees, are charged to operations as incurred. The cost of equipment used in research and development activities which has alternative uses is capitalized as part of fixed assets and not treated as an expense in the period acquired. Depreciation of capitalized equipment used to perform research and development is classified as research and development expense in the year recognized.

Advertising and Marketing Costs

Advertising costs are expensed as incurred except for the cost of tradeshows and related marketing materials which are deferred until the tradeshow occurs. Advertising and marketing costs expensed (including tradeshows) were $598,663 and $441,196 for the years ended June 30, 2008 and 2007, respectively. Marketing costs of $15,800 were included in prepaid expenses at June 30, 2008.

Legal Contingencies

In the ordinary course of business, the Company is involved in legal proceedings involving contractual and employment relationships, product liability claims, patent rights, environmental matters, and a variety of other matters. The Company is also subject to various local, state, and federal environmental regulations and laws due to the isotopes used to produce the Company’s product. As part of normal operations, amounts are expended to ensure that the Company is in compliance with these laws and regulations. While there have been no reportable incidents or compliance issues, the Company believes that if it relocates its current production facilities then certain decommissioning expenses will be incurred and has recorded an asset retirement obligation for these expenses.

The Company records contingent liabilities resulting from asserted and unasserted claims against it, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. Currently, the Company does not believe any probable legal proceedings or claims will have a material adverse effect on its financial position or results of operations. However, if actual or estimated probable future losses exceed the Company’s recorded liability for such claims, it would record additional charges as other expense during the period in which the actual loss or change in estimate occurred.

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

On July 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 Accounting for Income Taxes, prescribing a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. In the course of its assessment, management has determined that the Company, its subsidiary, and its predecessors are subject to examination of their income tax filings in the United States and state jurisdictions for the 2004 through 2007 tax years. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

The Company adopted FIN No. 48 using the modified prospective transition method, which requires the application of the accounting standard as of July 1, 2007. There was no impact on the financial statements as of and for the year ended June 30, 2008 as a result of the adoption of FIN No. 48. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FIN No. 48.

Income (Loss) Per Common Share

The Company accounts for its income (loss) per common share according to SFAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Common stock equivalents, including warrants and options to purchase the Company's common stock, are excluded from the calculations when their effect is antidilutive. At June 30, 2008 and 2007, the calculation of diluted weighted average shares does not include preferred stock, common stock warrants or options that are potentially convertible into common stock as those would be antidilutive due to the Company’s net loss position.

Securities that could be dilutive in the future as of June 30, 2008 and 2007 are as follows:

	2008	2007
Preferred stock	59,065	59,065
Common stock warrants	3,245,082	3,627,764
Common stock options	2,803,393	3,683,439

Total potential dilutive securities	6,107,540	7,370,268

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

Reclassifications

Certain amounts in the prior-year financial statements have been reclassified to conform to the current year presentation.

Impact of Recently Issued Accounting Pronouncements

In December 2007, FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”), which replaces SFAS No. 141, Business Combinations (“SFAS 141”). SFAS 141R applies to all transactions and other events in which one entity obtains control over one or more other businesses. The standard requires the fair value of the purchase price, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141R requires acquisition costs to be expensed as incurred and restructuring costs to be expensed in periods after the acquisition date. Earn-outs and other forms of contingent consideration are to be recorded at fair value on the acquisition date. Changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as an adjustment to the cost of the acquisition. SFAS 141R generally applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 with early adoption prohibited. The implementation of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS 160). The statement requires noncontrolling interests or minority interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. Upon a loss of control, the interest sold, as well as any interest retained, is required to be measured at fair value, with any gain or loss recognized in earnings. Based on SFAS 160, assets and liablities will not change for subsequent purchase of sales transactions with noncontrolling interests as long as control is maintained. Differences between the fair value of consideration paid or received and the carrying value of noncontrolling interests are to be recognized as an adjustment to the parent interest’s equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company is currently evaluating the impact that the implementation of SFAS 160 will have with respect to the Company’s interest in UralDial.

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

In September 2006, the FASB issued statement No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company does not believe the adoption of SFAS No. 157 will have a material effect on its consolidated financial statements.

3. Short-Term Investments

The Company’s short-term investments consisted of the following at June 30, 2008 and 2007:

	2008	2007
Municipal debt securities	$3,726,000	$3,000,000
Corporate debt securities	—	6,942,840
	$3,726,000	$9,942,840

The Company’s municipal debt securities consist of auction rate securities (ARS) that are generally long-term debt instruments that provide liquidity through a modified Dutch auction process that resets the applicable interest rate at predetermined intervals, usually every 28 days. ARS generally trade at par and are callable at par on any interest payment date at the option of the issuer. Interest received during a given period is based upon the interest rate determined through the auction process. Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. This mechanism generally allows existing investors to roll over their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. The Company generally invests in these securities for short periods of time as part of its cash management program.

However, the uncertainties in the credit markets that began in February 2008 have prevented the Company and other investors from liquidating their holdings by selling their securities at par value as the amount of securities submitted for sale at recent ARS auctions has exceeded the market demand. These securities continue to pay interest according to their stated terms. For those securities that failed to auction, the Company continues to hold these securities and accrues interest at a higher rate than similar securities for which auctions have cleared. The Company's ARS are all AAA/Aaa rated investments and consist of various student loan portfolios with the vast majority of the student loans guaranteed by the U.S. Government under the Federal Family Education Loan Program. These securities were valued using a model that takes into consideration the financial conditions of the issuer and the bond insurers as well as the current illiquidity of the securities. If the credit ratings of the issuers deteriorate, the Company may adjust the carrying value of these investments. The Company is uncertain as to when the liquidity issues relating to these investments will improve.

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

Unrealized gains and temporary unrealized losses on these securities are recorded in other comprehensive income/loss within Shareholders' Equity. Declines in fair value that are considered other than temporary are recorded in the Consolidated Statements of Operations in loss on short-term investments. The Company has recognized the decline in fair value of the ARS as other than temporary and recorded the loss in the statement of operations rather than in other comprehensive income as the Company may need access to these funds before the uncertainties in the credit markets are fully resolved.

4. Inventory

Inventory consisted of the following at June 30, 2008 and 2007:

	2008	2007
Raw materials	$696,958	$682,327
Work in process	191,684	120,242
Finished goods	11,322	78,265

	$899,964	$880,834

The cost of materials and production costs contained in inventory that are not useable due to the passage of time, and resulting loss of bio-effectiveness, are written off to cost of product sales at the time it is determined that the product is not useable.

In June 2007, the Company purchased $469,758 of enriched barium that will be used in future production of our isotope. The enriched barium is held by a Russian vendor and is included in raw materials at June 30, 2008 and 2007.

5. Prepaid Expenses

Prepaid expenses consisted of the following at June 30, 2008 and 2007:

	2008	2007
Prepaid contract work	$60,107	$—
Prepaid insurance	38,059	37,001
Prepaid rent	24,199	26,693
Other prepaid expenses	106,960	249,184
Other current assets	37,676	145,245

	$267,001	$458,123

6. Fixed Assets

Fixed assets consisted of the following at June 30, 2008 and 2007:

	2008	2007
Production equipment	$2,786,748	$807,838
Office equipment	153,215	111,218
Furniture and fixtures	148,265	118,227
Leasehold improvements (a)	4,622,136	522,951
Capital lease assets (b)	222,911	655,858
Construction in progress	64,219	2,217,372

	7,997,494	4,433,464
Less accumulated depreciation	(1,956,853)	(767,913)

	$6,040,641	$3,665,551

(a) Balance includes asset retirement addition of $473,096 as of June 30, 2008.
(b) Balance includes asset retirement addition of $119,160 as of June 30, 2007.

Depreciation and amortization expense related to fixed assets totaled $1,103,940 and $491,643 for 2008 and 2007, respectively. Accumulated amortization of capital lease assets totaled $166,328 and $198,171 at June 30, 2008 and 2007, respectively.

The Company recorded an impairment charge of $85,000 in fiscal year 2008 for a hot cell that is not currently in use. This impairment charge is included in cost of product sales on the Consolidated Statement of Operations. The Company estimated its fair market value based on values for similar assets.

7. Restricted Cash

The Washington Department of Health, effective October 2007, has required the Company to provide collateral for the decommissioning of its facility. To satisfy this requirement, the Company funded two certificates of deposits (CDs) totaling $172,500 in separate banks. The CDs both have original maturities of three months but are classified as long-term as the Company does not anticipate decommissioning the facility until the end of the current lease plus the lease option periods. Interest earned on the CDs is rolled-over at the maturity of each CD and becomes part of the restricted cash balance. Interest earned and added to restricted cash during the fiscal year ended June 30, 2008 was $3,352. These funds will be used to settle a portion of the Company’s remaining asset retirement obligations (Note 2).

8. Other Assets

Other assets, net of accumulated amortization, consisted of the following at June 30, 2008 and 2007:

	2008	2007
Deferred charges	$322,319	$297,008
Patents and trademarks, net of accumulated amortization of $19,094 and $16,463	22,721	25,352

	$345,040	$322,360

Deferred charges consist of prepaid legal fees for patents which have not yet been obtained, and prepayments and deposits on fixed assets and contracts. Amortization of patents and trademarks was $2,631 and $2,632 for the years ended June 30, 2008 and 2007, respectively.

9. Notes Payable

Notes payable consisted of the following at June 30, 2008 and 2007:

	2008	2007
Benton-Franklin Economic Development District (BFEDD) note payable (a)	$145,745	$185,848
Hanford Area Economic Investment Fund Committee (HAEIFC) note payable (b)	263,639	391,610

	409,384	577,458
Less amounts due within one year	(64,486)	(49,212)

Amounts due after one year	$344,898	$528,246

(a)
The note payable to BFEDD, which is collateralized by substantially all of the Company’s assets, and guaranteed by certain shareholders, was executed pursuant to a Development Loan Agreement. The note contains certain restrictive covenants relating to: working capital; levels of long-term debt to equity; incurrence of additional indebtedness; payment of compensation to officers and directors; and payment of dividends. The note is payable in monthly installments including interest at 8.0% per annum with a final balloon payment due in October 2009. At June 30, 2008, the Company was not in compliance with certain of the covenants. The Company has obtained a waiver from BFEDD, relating to these covenants, through June 30, 2009.

(b)
In June 2006, the Company entered into a note payable with HAEIFC, which is collateralized by receivables, inventory, equipment, and certain life insurance policies. The loan originally had a total facility of $1,400,000 which was reduced in September 2007 to the amount of the Company’s initial draw of $418,670. The note contains certain restrictive covenants relating to: financial ratios; payment of compensation to officers and directors; and payment of dividends. The note accrues interest at 9% and is payable in monthly installments with the final installment due in July 2016. At June 30, 2008, the Company was not in compliance with certain of the covenants. The Company has obtained a waiver from HAEIFC, relating to these covenants, through June 30, 2009.

Principal maturities on notes payable as of June 30, 2008 are as follows:

Year ending June 30,
2009	$64,486
2010	168,008
2011	49,736
2012	54,379
2013	59,503
Thereafter	13,272

$409,384

10. Capital Lease Obligations

The Company leases certain equipment under long-term agreements that represent capital leases. Future minimum lease payments under capital lease obligations are as follows:

Year ending June 30, 2009	$27,627

Total future minimum lease payments	27,627
Less amounts representing interest	(2,067)

Present value of net minimum lease payments	25,560
Less amounts due within one year	(25,560)

Amounts due after one year	$—

11. Share-Based Compensation

The following table presents the share-based compensation expense recognized in accordance with SFAS 123R during the years ended June 30, 2008 and 2007:

	Year ended June 30,
	2008	2007
Cost of product sales	$109,578	$120,710
Research and development	43,885	41,481
Sales and marketing expenses	238,230	216,432
General and administrative expenses	205,361	1,449,491

Total share-based compensation	$597,054	$1,828,114

The total value of the stock options awards is expensed ratably over the service period of the employees receiving the awards. As of June 30, 2008, total unrecognized compensation cost related to stock-based options and awards was $496,868 and the related weighted-average period over which it is expected to be recognized is approximately 0.75 years.

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

On June 1, 2007, the Company issued an option grant to employees and directors. The options had an exercise price of $4.14 which was the closing market price of the Company’s stock on the grant date. The options issued to the employees vest over three years while the options granted to the non-employee directors were immediately vested.

The Company’s former CEO, who also served as Chairman of the Board, was granted 150,000 options, and the former Executive Vice President Operations (EVP–Operations), who also served as a director, was granted 100,000 options, and all non-employee directors were granted 50,000 options each. On July 25, 2007, the Board discussed the issue of director compensation and each director (including the employee directors) elected to cancel 50,000 of their options from the June 1, 2007 grant. After the cancellation, the former CEO and former EVP–Operations had 100,000 and 50,000 options, respectively, and the non-employee directors had no options from the June 1, 2007 grant. The terms of these remaining options for the former CEO and former EVP–Operations were not changed as part of the cancellation.

In accordance with SFAS 123R, all of the options that were cancelled have been accounted for as cancellation of options with no consideration. No additional compensation cost associated with the former CEO’s and EVP–Operations’ options will be recognized after the cancellation date of July 25, 2007. Cancelled options that had been granted to non-employee directors were immediately vested on the date of grant; therefore all related compensation cost was recognized in fiscal year 2007. Under SFAS 123R, the value of the cancelled options to each non-employee director was $128,500.

All of these subsequently cancelled options are included in the options granted and outstanding as of June 30, 2007 and are included in the options cancelled in fiscal year 2008.

A summary of stock option activity within the Company’s share-based compensation plans for the year ended June 30, 2008 is as follows:

	Shares	Price (a)	Life (b)	Value (c)
Outstanding at June 30, 2008	2,803,393	$2.62	7.63	$25,000
Vested and expected to vest at
June 30, 2008	2,768,607	$2.60	7.63	$25,000
Vested and exercisable at
June 30, 2008	2,442,001	$2.42	7.53	$25,000

(a)	Weighted average exercise price per share.
(b)	Weighted average remaining contractual life.
(c)	Aggregate intrinsic value.

The aggregate intrinsic value of options exercised during the years ended June 30, 2008 and 2007 was $25,300 and $2,286,370, respectively. The Company’s current policy is to issue new shares to satisfy option exercises.

The weighted average fair value of stock option awards granted and the key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows for the year ended June 30, 2008 and 2007:

	Years ended June 30,
	2008	2007
Weighted average fair value of options granted	$0.70	$2.29
Key assumptions used in determining fair value:
Weighted average risk-free interest rate	3.17%	4.86%
Weighted average life of the option (in years)	6.00	5.58
Weighted average historical stock price volatility	141.67%	69.87%
Expected dividend yield	0.00%	0.00%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected option lives, volatility, and forfeiture assumptions are based on historical data of the Company.

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

Series A

Series A preferred shares are entitled to a 10% dividend annually on the stated par value per share. These shares are convertible into shares of common stock at the rate of one share of common stock for each share of Series A preferred stock, and are subject to automatic conversion into common stock upon the closing of an underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933 covering the offer and sale of common stock in which the gross proceeds to the Company are at least $4 million. Series A preferred shareholders have voting rights equal to the voting rights of common stock, except that the vote or written consent of a majority of the outstanding preferred shares is required for any changes to the Company’s Certificate of Incorporation, Bylaws or Certificate of Designation, or for any bankruptcy, insolvency, dissolution or liquidation of the Company. Upon liquidation of the Company, the Company’s assets are first distributed ratably to the Series A preferred shareholders. At June 30, 2008, there were no Series A preferred shares outstanding.

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

On February 1, 2007, the Board of Directors declared a dividend on the Series B Preferred Stock of all outstanding and cumulative dividends through December 31, 2006. The total dividends of $38,458 were paid on February 15, 2007. The Company does not anticipate paying any cash dividends on the Series B Preferred Stock in the foreseeable future. At June 30, 2008, there were 59,065 Series B preferred shares outstanding and cumulative dividends in arrears were $15,933.

In addition to the previously outstanding shares of common stock and Series B preferred stock, the Company had the following transactions that affected shareholders’ equity during the years ended June 30, 2008 and 2007.

Cancellation of Common Shares

In March 2008, the Company cancelled 148,112 shares of common stock held by Roger Girard, the Company’s former CEO, due to the release of Mr. Girard from certain personal guarantees of Company debt and due to Mr. Girard’s resignation as Chairman, President, and CEO.  The shares were originally issued in connection with Mr. Girard’s personal guarantee of Company debt or were contingent on his employment through August 2008.

March 2007 Public Equity Offering

On March 20, 2007, the Company entered into definitive securities purchase agreements (the March 2007 Purchase Agreements) with certain institutional investors pursuant to which the Company agreed to issue and sell an aggregate of 4,130,500 shares of its common stock at $4.00 per share, through a registered direct offering, for aggregate gross proceeds of approximately $16,522,000, before deducting estimated fees and expenses associated with the offering (the Offering). As part of the Offering, each purchaser of five shares of common stock received a warrant to purchase one share of common stock at an exercise price of $5.00 per share with a four-year term. A total of 826,100 warrants were issued under these terms. The closing took place on March 22, 2007. The shares of common stock offered by the Company in this transaction were registered under the Company’s existing shelf registration statement (File No. 333-140246) on Form S-3, which was declared effective by the Securities and Exchange Commission on February 15, 2007, and the prospectus supplement dated March 21, 2007.

Punk, Ziegel & Company, L.P. and Maxim Group LLC (the Placement Agents) acted as the placement agents for the Offering. On March 14, 2007 and February 2, 2006, the Company executed placement agent agreements (the Placement Agent Agreements) by and between the Company and Punk, Ziegel & Company, L.P. and Maxim Group LLC, respectively. The Company paid the Placement Agents an aggregate fee equal to 6% of the gross proceeds of the Offering or approximately $991,000. In addition, the Placement Agents also received 206,526 warrants with an exercise price of $4.40 per share and a five-year term as part of their overall fee.

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

In connection with the August 2006 Purchase Agreement, the Company also entered into a Registration Rights Agreement whereby the Company agreed to file a registration statement to cover the re-sale of the shares of common stock sold and issuable upon exercise of the warrants. Under the Registration Rights Agreement, the Company agreed to file the registration statement within 60 days of the closing, cure any defect causing the registration statement to fail to be effective within ten business days, and cause suspension periods for the registration statement to not exceed 60 days in any 360 day period. A Form SB-2 Registration Statement to register these shares was filed with the SEC on October 16, 2006 and declared effective on December 5, 2006.

The warrants issued in the August 2006 Purchase Agreement were not accounted for as derivatives in accordance SFAS 133 paragraph 11(a), SFAS 150, and EITF 00-19.

Warrants to Purchase Series B Preferred Stock

Pursuant to a private placement of debt units during 2003 and 2004, a predecessor company issued $365,000 of notes payable to investors and granted warrants for the purchase of 227,750 of its Class A member shares. Through a series of mergers, these warrants were exchanged for warrants to purchase 323,830 Series B preferred shares. The warrants activity is summarized as follows:

	2008		2007
	Warrants	Price (a)	Warrants	Price (a)
Beginning balance outstanding	–	$–	179,512	$0.79
Converted to common warrants (b)	–	–	(142,190)	0.70
Exercised	–	–	(37,322)	1.12

Ending balance outstanding	–	$–	–	$–

(a)	Weighted average exercise price per share.
(b)
During fiscal year 2007, one preferred warrant holder requested the Board of Directors to extend the expiration date of his warrants and to convert them to common warrants. The Board granted this request and set new expiration dates as noted below. The exercise price was not changed. The change in expiration date and the conversion to common warrants was a modification of the original warrant based on market conditions and was accounted for as a financing transaction similar to a modification of the offering price of shares in a stock sale. Therefore there was no effect on the statement of operations as the Company had previously determined that under SFAS 133 and EITF 00-19 these warrants were equity instruments rather than derivatives. These converted common warrants are summarized as follows:

Number of Warrants	Price	New Expiration Date	Old Expiration Date
56,876	$0.70	October 30, 2007	October 30, 2006
28,438	0.70	January 31, 2009	January 31, 2007
56,876	0.70	March 30, 2010	March 30, 2007

142,190

Warrants to Purchase Common Stock

In connection with the various common stock offerings and at other times the Company has issued warrants for the purchase of common stock. The warrants activity is summarized as follows:

	2008		2007
	Warrants	Price (a)	Warrants	Price (a)
Beginning balance outstanding	3,627,764	$5.31	2,502,769	$5.73
Warrants issued	–	–	3,301,926	3.59
Converted from preferred (b)	–	–	142,190	0.70
Cancelled/expired	(91,806)	4.18	(23,615)	2.54
Exercised	(290,876)	3.48	(2,295,506)	2.99

Ending balance outstanding	3,245,082	$5.50	3,627,764	$5.31

(a)	Weighted average exercise price per share.
(b)
During fiscal year 2007, one preferred warrant holder requested the Board of Directors to extend the expiration date of his warrants and to convert them to common warrants. The Board granted this request and set new expiration dates as noted in the Warrants to Purchase Series B Preferred Stock section of this footnote.

On January 8, 2008, the Board of Directors retroactively extended the expiration dates of warrants issued pursuant to the Company’s private placement memorandums dated October 17, 2005 and February 1, 2006 for an additional one-year period. These warrants began expiring in October 2007. Based on the extension, the warrants will now expire between October 2008 and February 2009. No other terms or conditions of the warrants were changed. The change in expiration dates affected outstanding warrants to purchase 2,102,142 shares of common stock. Of these outstanding warrants, there were warrants to purchase 18,000 common shares held by two directors of the Company. Prior to the extension, warrants to purchase 1,186,219 shares of common stock had passed their original expiration dates.

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

The following table summarizes additional information about the Company’s common warrants outstanding as of June 30, 2008:

Number of Warrants	Range of Exercise Prices	Expiration Date
53,000	$6.00	October 2008
162,500	$6.00	November 2008
909,469	$6.00	December 2008
28,438	$0.70	January 2009
700,250	$6.00	January 2009
276,923	$6.00 to $6.50	February 2009
56,876	$0.70	March 2010
826,100	$5.00	March 2011
206,526	$4.40	March 2012
25,000	$2.00	July 2015
3,245,082

Common Stock Options

A summary of the Company’s stock option activity and related information for the years ended June 30, 2008 and 2007 is as follows:

	2008		2007
	Shares	Price (a)	Shares	Price (a)
Beginning balance outstanding	3,683,439	$2.86	3,129,692	$2.05
Granted (b) (c)	100,000	0.75	1,488,700	3.67
Cancelled (c)	(970,046)	3.35	(179,454)	2.68
Exercised	(10,000)	1.19	(755,499)	1.16

Ending balance outstanding	2,803,393	$2.62	3,683,439	$2.86
Exercisable at end of year	2,442,001	$2.42	2,528,172	$2.45

(a)	Weighted average exercise price per share.
(b)	All options granted had exercise prices equal to the ending market price of the Company’s common stock on the grant date.
(c)
Included in options granted in fiscal year 2007 are 350,000 options granted with an exercise price of $4.14 to members of the Board of Directors that were subsequently cancelled on July 25, 2007. 100,000 of these options were granted to the Company’s former CEO and former EVP–Operations and were to vest over three years. The remaining 250,000 options were granted to non-employee Directors and were immediately vested. These options are included in the options cancelled in fiscal year 2008. See Note 11 for a further discussion of these cancelled options.

The following table summarizes additional information about the Company’s stock options outstanding as of June 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Price (a)	Life (b)	Shares	Price (a)
$0.75 to $1.19	887,184	$1.11	7.36 yrs	887,184	$1.11
$1.96 to $2.00	653,791	1.98	7.09 yrs	653,791	1.98
$3.10 to $3.11	512,666	3.11	8.17 yrs	414,862	3.11
$3.50 to $3.85	200,000	3.74	8.00 yrs	149,999	3.78
$4.14 to $4.15	244,702	4.14	8.26 yrs	120,737	4.14
$4.40	83,800	4.40	8.68 yrs	27,928	4.40
$5.50 to $6.50	221,250	6.06	7.65 yrs	187,500	6.11
Total options	2,803,393			2,442,001

(a)	Weighted average exercise price.
(b)	Weighted average remaining contractual life.

13. Treasury Stock

In June 2008, the Board of Directors of IsoRay authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. During June 2008, the Company repurchased 5,000 shares of its common stock for $3,655.

14. Income Taxes

The Company recorded no income tax provision or benefit for the years ended June 30, 2008 and 2007.

The Company had a net deferred tax asset of approximately $9.3 and $6.7 million as of June 30, 2008 and 2007, respectively. The deferred tax asset has arisen principally from net operating loss carryforwards, share-based compensation, depreciation and amortization, and accrued compensation. The deferred tax asset was calculated based on the currently enacted 34% statutory income tax rate. Since management of the Company cannot determine if it is more likely than not that the Company will realize the benefit of its net deferred tax asset, a valuation allowance equal to the full amount of the net deferred tax asset at June 30, 2008 and 2007 has been established.

At June 30, 2008, the Company had tax basis net operating loss carryforwards of approximately $27 million available to offset future regular taxable income. These net operating loss carryforwards expire through 2028.

15. 401(k) and Profit Sharing Plan

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

16. Related Party Transactions

The Company received various legal services for assistance with the common stock and warrant offerings, lease and contract review, and other general counsel support from a law firm in which one of the firm’s partners was formerly a member of the Company’s Board of Directors (until his resignation in February 2008). The total amounts paid in 2008 and 2007 to the law firm were $426,430 and $458,534, respectively. The 2008 amount includes approximately $10,000 accrued in accounts payable as of June 30, 2008.

17. UralDial, LLC

On January 23, 2008, the Company, through its subsidiary IsoRay International LLC, became a 30% owner in a Russian limited liability company, UralDial, LLC (UralDial), a new company based in Yekaterinburg, Russia. The Company is currently working on a distribution agreement with UralDial through which the Company will sell its Proxcelan Cs-131 brachytherapy seeds to UralDial for distribution to medical centers in Russia. From its formation through June 30, 2008, UralDial did not have any significant activity and does not have any significant asset or liabilities.

18. Commitments and Contingencies

Royalty Agreement for Invention and Patent Application

A shareholder of the Company previously assigned his rights, title and interest in an invention to IsoRay Products LLC (a predecessor company) in exchange for a royalty equal to 1% of the Gross Profit, as defined, from the sale of “seeds” incorporating the technology. The patent and associated royalty obligations were transferred to the Company in connection with the merger transaction (see Note 1).

The Company must also pay a royalty of 2% of Gross Sales, as defined, for any sub-assignments of the aforesaid patented process to any third parties. The royalty agreement will remain in force until the expiration of the patents on the assigned technology, unless earlier terminated in accordance with the terms of the underlying agreement.

During fiscal years 2008 and 2007, the Company recorded royalty expenses of $21,219 and $2,161, respectively.

Patent and Know-How Royalty License Agreement

IsoRay Products LLC was the holder of an exclusive license with Donald Lawrence to use certain “know-how.” This license was transferred to Medical and subsequently to the Company in connection with the merger transaction (see Note 1). The terms of the original license agreement required the payment of a royalty based on the Net Factory Sales Price, as defined in the agreement, of licensed product sales. Because the licensor’s patent application was ultimately abandoned, only a 1% “know-how” royalty based on Net Factory Sales Price, as defined, remains applicable. To date, management believes that there have been no product sales incorporating the “know-how” and that therefore no royalty is due pursuant to the terms of the agreement. Management believes that ultimately no royalties should be paid under this agreement as there is no intent to use this “know-how” in the future.

The licensor of the Lawrence “know-how” has disputed management’s contention that it is not using this “know-how”. On September 25, 2007 and again on October 31, 2007, the Company participated in nonbinding mediation regarding this matter; however, no settlement was reached with the Lawrence Family Trust. After additional settlement discussions, which ended in April 2008, the parties failed to reach a settlement. The parties may demand binding arbitration at any time.

Battelle Memorial Institute Production Agreement

In April 2004, IsoRay Products LLC entered into an agreement with Battelle Memorial Institute, Pacific Northwest Division (Battelle), the operator of the Pacific Northwest National Laboratory, for certain production-related services and facilities. This agreement was assumed by Medical and subsequently by the Company following the merger transaction (see Note 1). In accordance with the terms of the agreement, the Company is required to make advance payments, which are then applied against billings by Battelle as services are provided. During the years ended June 30, 2008 and 2007, the Company incurred $142,991 and $151,065, respectively, of costs for production-related services and facilities provided by Battelle. At June 30, 2008, prepaid expenses included $60,107 related to this agreement. The agreement, which expires December 31, 2008, may be terminated at any time by either party, upon giving a 60-day written notice to the other party.

Operating Lease Agreements

The Company leases office and laboratory space and production and office equipment under noncancelable operating leases. The lease agreements require monthly lease payments and expire on various dates through April 2016 (including renewal dates). The Company’s significant lease is described below.

On May 2, 2007, Medical entered into a lease for its new production facility with Energy Northwest, the owner of the Applied Process Engineering Laboratory (the APEL lease). The new lease originally provided the Company with 19,328 square feet of manufacturing and office space and the Company has moved all manufacturing operations to this new leased space as of September 2007 and vacated its leased space at the PEcoS-IsoRay Radioisotope Laboratory (PIRL). The APEL lease has a three year term expiring on April 30, 2010, plus options to renew for two additional three-year terms, and monthly rent of approximately $26,700, subject to annual increases based on the Consumer Price Index, plus monthly janitorial expenses of approximately $700. Due to the severe economic penalty associated with not exercising the two lease renewal options, the Company currently intends to exercise both of the three-year renewal options at the appropriate time in the lease. Subsequent to the initial signing of this lease, the Company reconfigured its space requirements and returned some lab space to Energy Northwest. This has reduced the Company’s rent to approximately $24,200 per month plus monthly janitorial expenses of approximately $550 per month.

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

Future minimum lease payments under operating leases including the two three-year renewals of the APEL lease, which the Company intends to exercise, are as follows:

Year ending June 30,
2009	$315,027
2010	314,884
2011	310,782
2012	299,540
2013	297,015
Thereafter	841,541

$2,378,789

Rental expense amounted to $354,202 and $207,044 for the years ended June 30, 2008 and 2007, respectively.

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

On October 12, 2007, the Company entered into Amendment No. 1 (the Amendment) to its License Agreement dated February 2, 2006 with IBt. The Company paid license fees of $275,000 (under the original agreement) and $225,000 (under the Amendment) during fiscal years 2006 and 2008, respectively. The Amendment eliminates the previously required royalty payments based on net sales revenue, and the parties intend to negotiate terms for future payments by the Company for polymer seed components to be purchased at IBt's cost plus a to-be-determined profit percentage. No agreement has been reached on these terms and there is no assurance that the parties will consummate an agreement pursuant to such terms.

19. Concentrations of Credit and Other Risks

Financial Instruments

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable.

The Company’s cash and cash equivalents are maintained with high-quality financial institutions. The accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At June 30, 2008, uninsured cash balances totaled approximately $4.6 million.

Short-term investments are held by a major, high-quality financial institution. Generally, these securities are traded in a highly liquid market and may be redeemed upon demand and bear minimal risk. As discussed in Note 3, the Company has been unable to liquidate its municipal debt securities due to uncertainties in the credit markets. The Company is uncertain as to when the liquidity issues related to these investments will improve.

The Company’s accounts receivable result from credit sales to customers. The Company had two customers whose sales were greater than 10% for each of the years ended June 30, 2008 and 2007, respectively. These customers represented a combined 34.3% and 37.7% of the Company’s total revenues for the years ended June 30, 2008 and 2007, respectively. These same customers accounted for a combined 38.4% and 25.6% of the Company’s net accounts receivable balance at June 30, 2008 and 2007, respectively.

The loss of any of these significant customers would have a temporary adverse effect on the Company’s revenues, which would continue until the Company located new customers to replace them.

The Company routinely assesses the financial strength of its customers and provides an allowance for doubtful accounts as necessary.

Inventories

Most components used in the Company’s product are purchased from outside sources. Certain components are purchased from single suppliers. The failure of any such supplier to meet its commitment on schedule could have a material adverse effect on the Company’s business, operating results and financial condition. If a sole-source supplier or a supplier of Cs-131 or irradiated barium were to go out of business or otherwise become unable to meet its supply commitments, the process of locating and qualifying alternate sources could require up to several months, during which time the Company’s production could be delayed. Such delays could have a material adverse effect on the Company’s business, operating results and financial condition.

20. Subsequent Events

The following events and transactions have occurred subsequent to June 30, 2008:

FDA Inspection

The Company underwent its first inspection by the Food and Drug Administration (FDA) in July 2008. The inspection covered the manufacturing and quality systems at its Richland facility. At the end of the inspection, no report of deviations from Good Manufacturing Practices or list of observations (form FDA 483) was issued to IsoRay.

Extension of Warrants

On August 20, 2008, the Board of Directors extended the expiration dates of warrants issued pursuant to the Company’s private placement memorandums dated October 17, 2005 and February 1, 2006 for an additional one-year period. These warrants originally began expiring in October 2007 but were retroactively extended for a one-year term on January 8, 2008 (Note 12). Based on this additional extension, the warrants will now expire between October 2009 and February 2010. No other terms or conditions of the warrants were changed. The change in expiration dates affected outstanding warrants to purchase 2,102,142 shares of common stock. Of these outstanding warrants there were warrants to purchase 12,500 shares held by the Chairman and Interim CEO of the Company.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 29, 2008

ISORAY, INC., a Minnesota corporation

By	/s/ Dwight Babcock
Dwight Babcock, Interim Chief Executive Officer

By	/s/ Jonathan R. Hunt
Jonathan R. Hunt, Chief Financial Officer