Form 10-Q
period 2008-12-31
IsoRay, Inc.
filed 2009-02-17
CIK 728387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008

or

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
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

Number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class	Outstanding as of February 6, 2008
Common stock, $0.001 par value	22,942,088

ISORAY, INC.

PART I – FINANCIAL INFORMATION
IsoRay, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2008	June 30,
	(Unaudited)	2008

ASSETS

Current assets:
Cash and cash equivalents	$2,483,876	$4,820,033
Short-term investments	4,000,000	3,726,000
Accounts receivable, net of allowance for doubtful accounts of $79,110 and $33,031, respectively	830,108	1,016,495
Inventory	888,270	899,964
Prepaid expenses and other current assets	215,558	267,001

Total current assets	8,417,812	10,729,493

Fixed assets, net of accumulated depreciation and amortization	5,468,386	6,040,641
Deferred financing costs, net of accumulated amortization	48,336	65,221
Licenses, net of accumulated amortization	6,376	455,646
Restricted cash	177,438	175,852
Other assets, net of accumulated amortization	349,075	345,040

Total assets	$14,467,423	$17,811,893

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$735,873	$751,402
Accrued payroll and related taxes	269,011	344,612
Notes payable, due within one year	176,153	64,486
Capital lease obligations, due within one year	10,777	25,560

Total current liabilities	1,191,814	1,186,060

Notes payable, due after one year	203,129	344,898
Asset retirement obligation	529,206	506,005

Total liabilities	1,924,149	2,036,963

Shareholders' equity:
Preferred stock, $.001 par value; 6,000,000 shares authorized:
Series A: 1,000,000 shares allocated; no shares issued and outstanding	-	-
Series B: 5,000,000 shares allocated; 59,065 shares issued and outstanding	59	59
Common stock, $.001 par value; 194,000,000 shares authorized;
22,942,088 shares issued and outstanding	22,942	22,942
Treasury stock, at cost, 13,200 and 5,000 shares	(8,390)	(3,655)
Additional paid-in capital	47,664,289	47,464,507
Accumulated deficit	(35,135,626)	(31,708,923)

Total shareholders' equity	12,543,274	15,774,930

Total liabilities and shareholders' equity	$14,467,423	$17,811,893

The accompanying notes are an integral part of these financial statements.

IsoRay, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007

Product sales	$1,326,703	$1,758,344	$2,846,285	$3,614,063
Cost of product sales	1,724,225	2,241,795	3,172,661	4,247,297

Gross loss	(397,522)	(483,451)	(326,376)	(633,234)

Operating expenses:
Research and development expenses	306,056	395,545	524,606	651,915
Sales and marketing expenses	620,700	1,142,827	1,351,474	2,202,643
General and administrative expenses	758,822	919,164	1,538,979	1,821,189

Total operating expenses	1,685,578	2,457,536	3,415,059	4,675,747

Operating loss	(2,083,100)	(2,940,987)	(3,741,435)	(5,308,981)

Non-operating income (expense):
Interest income	37,562	179,855	82,348	418,551
Gain on fair value of short-term investments	433,200	-	274,000	-
Financing and interest expense	(20,769)	(25,211)	(41,616)	(55,314)

Non-operating income, net	449,993	154,644	314,732	363,237

Net loss	$(1,633,107)	$(2,786,343)	$(3,426,703)	$(4,945,744)

Basic and diluted loss per share	$(0.07)	$(0.12)	$(0.15)	$(0.21)

Weighted average shares used in computing net loss per share:
Basic and diluted	22,942,088	23,072,272	22,942,088	23,036,657

The accompanying notes are an integral part of these financial statements.

IsoRay, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,426,703)	$(4,945,744)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization of fixed assets	604,651	586,866
Impairment of IBt license (see Note 4)	425,434	-
Amortization of deferred financing costs and other assets	44,144	90,541
Amortization of discount on short-term investments	-	(119,149)
Gain on fair value of short-term investments	(274,000)	-
Settlement of asset retirement obligation	-	(135,120)
Accretion of asset retirement obligation	23,201	14,703
Share-based compensation	199,782	354,613
Changes in operating assets and liabilities:
Accounts receivable, net	186,387	263,007
Inventory	11,694	(114,399)
Prepaid expenses and other current assets	51,443	15,130
Accounts payable and accrued expenses	(15,529)	(763,203)
Accrued payroll and related taxes	(75,601)	49,892
Deferred revenue	-	(23,874)

Net cash used by operating activities	(2,245,097)	(4,726,737)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(32,396)	(2,969,764)
Additions to licenses and other assets	(7,458)	(286,733)
Change in restricted cash	(1,586)	(172,500)
Purchases of short-term investments	-	(10,593,828)
Proceeds from the sale or maturity of short-term investments	-	11,975,680

Net cash used by investing activities	(41,440)	(2,047,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(30,102)	(25,825)
Principal payments on capital lease obligations	(14,783)	(102,157)
Proceeds from cash sales of common stock, pursuant to exercise of warrants	-	1,010,913
Proceeds from cash sales of common stock, pursuant to exercise of options	-	11,900
Repurchase of Company common stock	(4,735)	-

Net cash (used) provided by financing activities	(49,620)	894,831

Net decrease in cash and cash equivalents	(2,336,157)	(5,879,051)
Cash and cash equivalents, beginning of period	4,820,033	9,355,730

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,483,876	$3,476,679

Non-cash investing and financing activities:
Increase in fixed assets related to asset retirement obligation	$-	$473,096

The accompanying notes are an integral part of these financial statements.

IsoRay, Inc. and Subsidiaries
Notes to the Consolidated Unaudited Financial Statements
For the three and six-month periods ended December 31, 2008 and 2007

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

Due to the uncertainties in the credit markets, the monthly auctions for the Company’s auction rate securities (ARS) have failed since February 2008 and no longer have an active market.  These short term securities are valued by our broker using various assumptions including current interest rates, credit ratings, the issuer’s financial health, etc.  These are classified as Level 2.

On October 16, 2008, the Company accepted an offer from UBS AG (UBS) providing the Company with Auction Rate Securities Rights Series B (Rights) pertaining to our ARS (see Note 5).  These Rights are a put option for the right to sell to UBS our ARS at par value.  As the Rights are non-transferable and cannot be attached to the ARS if they are sold to another entity, the Rights represent a free-standing instrument between the Company and UBS.  The Rights were valued using a discounted cash flow model based on the Company’s estimates and assumptions.

The fair value hierarchy for our financial assets accounted for at fair value on a recurring basis at December 31, 2008 was:

	Level 1	Level 2	Level 3
Auction rate securities	$–	$3,244,450	$–
Auction rate securities rights – put option	–	–	755,550

	$–	$3,244,450	$755,550

SFAS 159

Effective July 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.  The statement allows entities to value many financial instruments and certain other items at fair value.  SFAS 159 provides guidance over the election of the fair value option, including the timing of the election and specific items eligible for the fair value accounting.  If the fair value option is elected then unrealized gains and losses are reported in earnings at each subsequent reporting date.  The Company elected not to measure any additional financial instruments or other items at fair value as of July 1, 2008 in accordance with SFAS 159.  Accordingly, the adoption of SFAS 159 did not impact our consolidated financial statements.  The Company did elect to fair value its ARS rights that were received in October 2008 in accordance with SFAS 159 (see Note 5).

3.           Loss per Share

The Company accounts for its income (loss) per common share according to SFAS No. 128, Earnings Per Share.  Under the provisions of SFAS 128, primary and fully diluted earnings per share are replaced with basic and diluted earnings per share.  Basic earnings per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents.  Common stock equivalents, including warrants and options to purchase the Company's common stock, are excluded from the calculations when their effect is antidilutive.  At December 31, 2008 and 2007, the calculation of diluted weighted average shares does not include preferred stock, common stock warrants, or options that are potentially convertible into common stock as those would be antidilutive due to the Company’s net loss position.

Securities not considered in the calculation of diluted weighted average shares, but that could be dilutive in the future as of December 31, 2008 and 2007 were as follows:

	December 31,
	2008	2007
Preferred stock	59,065	59,065
Common stock warrants	3,245,082	3,255,774
Common stock options	2,458,708	3,210,981

Total potential dilutive securities	5,762,855	6,525,820

4.           Impairment of IBt License

In December 2008, the Company reevaluated its license agreement with International Brachytherapy SA (IBt) in connection with an overall review of its present cost structure and projected market and manufacturing strategies (see Note 9 for further details on the IBt license agreement).  Management determined through this review that it does not currently intend to utilize the IBt license as part of its market strategy due to the cost of revamping its manufacturing process to incorporate the technology and as there can be no assurance that physicians would accept this new technology without extensive education and marketing costs.  However, the Company does not intend to cancel the license agreement at this time; therefore, the license was reviewed in terms of an “abandoned asset” for purposes of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  As there are no anticipated future revenues from the license and the Company cannot sell or transfer the license, it was determined that the entire value should be written off.  Therefore, the Company recorded an impairment charge of $425,434 that is included in cost of product sales for the three and six months ended December 31, 2008.

5.           Short-Term Investments

The Company’s short-term investments consisted of the following at December 31, 2008 and June 30, 2008:

	December 31,	June 30,
	2008	2008
Auction rate securities	$3,244,450	$3,726,000
Auction rate securities rights – put option	755,550	–

	$4,000,000	$3,726,000

Beginning in February 2008, the uncertainties in the credit markets prevented the Company from liquidating its ARS (consisting of various student loan portfolios).  The securities continued to pay interest according to their stated terms and are all AAA/Aaa rated investments.  Through September 2008, the Company classified these securities as available-for-sale and recorded them at fair market value.  The Company recognized a decline in the fair value of these securities (which has been caused by the market uncertainties) as other than temporary and recorded the impairment loss in the statement of operations.

In October 2008, the Company accepted an offer from UBS to provide the Company with certain Rights pertaining to our ARS.  The Rights are a put option allowing the Company to sell its ARS to UBS at par value at any time from January 2, 2009 to January 4, 2011.  The Rights did not meet the definition of a derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as there is no net settlement method.  The Rights also did not meet the definition of a security under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  The Company elected to measure the Rights under the fair value option of SFAS No. 159 on the date they were received (see Note 2) and classified them as short-term investments.

Also in October 2008, the Company reclassified its ARS from available-for-sale to trading and has recorded all changes in fair value to these securities during the quarter ended December 31, 2008 in the statement of operations.  The Company felt this reclassification was appropriate given that it accepted the offer of the Rights, it did not intend to hold these investments to maturity, and there is no longer an active market to permit their sale in the normal course of business.

6.           Inventory

Inventory consisted of the following at December 31, 2008 and June 30, 2008:

	December 31,	June 30,
	2008	2008
Raw materials	$659,138	$696,958
Work in process	221,866	191,684
Finished goods	7,266	11,322

	$888,270	$899,964

7.           Share-Based Compensation

The following table presents the share-based compensation expense recognized during the three and six months ended December 31, 2008 and 2007:

	Three months		Six months
	ended December 31,		ended December 31,
	2008	2007	2008	2007
Cost of product sales	$4,780	$36,827	$13,910	$73,830
Research and development expenses	9,568	11,550	19,489	23,100
Sales and marketing expenses	46,291	59,557	104,983	119,114
General and administrative expenses	30,429	59,072	61,400	138,569

Total share-based compensation	$91,068	$167,006	$199,782	$354,613

As of December 31, 2008, total unrecognized compensation expense related to stock-based options was $332,181 and the related weighted-average period over which it is expected to be recognized is approximately 0.67 years.

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

A summary of stock options within the Company’s share-based compensation plans as of December 31, 2008 were as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2008	2,458,708	$2.63	7.28	$0.00
Vested and expected to vest at December 31, 2008	2,448,164	$2.62	7.28	$0.00
Vested and exercisable at December 31, 2008	2,175,819	$2.57	7.11	$0.00

The aggregate intrinsic value of options exercised during the six months ended December 31, 2008 and 2007 was $0 and $25,300, respectively.  The Company’s current policy is to issue new shares to satisfy option exercises.

The weighted average fair value of stock option awards granted and the key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows:

	Three months		Six months
	ended December 31,		ended December 31,
	2008(a)	2007(b)	2008(c)	2007(b)
Weighted average fair value of options granted	$0.25	$–	$0.37	$–
Key assumptions used in determining fair value:
Weighted average risk-free interest rate	1.99%	–%	2.63%	–%
Weighted average life of the option (in years)	6.00	–	5.68	–
Weighted average historical stock price volatility	252.93%	–%	191.04%	–%
Expected dividend yield	0.00%	–%	0.00%	–%

(a)	During the three months ended December 31, 2008, the Company granted 50,000 stock options.
(b)	During the three and six months ended December 31, 2007, the Company did not grant any stock options.
(c)	During the six months ended December 31, 2008, the Company granted 95,000 stock options.

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

8.           UralDial

In December 2008, the Company entered into an agreement to sell its thirty percent (30%) interest in UralDial, LLC (UralDial) for a nominal amount.  UralDial did not have any material assets or liabilities at the time of the Company’s disposition of its ownership interest.

Also in December 2008, the Company finalized a contract to purchase cesium-131 from UralDial.  Under the contract, the Company will purchase cesium-131 from UralDial rather than purchasing cesium-131 directly from its two existing suppliers in Russia.  UralDial will provide cesium- 131 from at least two Russian facilities subject to scheduled maintenance shutdowns of the facilities from time to time.  The contract stabilizes supply arrangements for the 12 months beginning on December 15, 2008 and ending on December 31, 2009.

The Company has an existing distribution agreement with UralDial that allows UralDial to distribute Proxcelan Cs-131 brachytherapy seeds in Russia.  The Company expects to begin shipping its brachytherapy seeds under this agreement once regulatory approval has been obtained in Russia.

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

License Agreement with IBt

In February 2006, the Company signed a license agreement with IBt covering North America and providing the Company with access to IBt’s Ink Jet production process and its proprietary polymer seed technology for use in brachytherapy procedures using Cs-131.  Under the original agreement royalty payments were to be paid on net sales revenue incorporating the technology.

On October 12, 2007, the Company entered into Amendment No. 1 (the Amendment) to its License Agreement dated February 2, 2006 with IBt.  The Company paid license fees of $275,000 (under the original agreement) and $225,000 (under the Amendment) during fiscal years 2006 and 2008, respectively.  The Amendment eliminates the previously required royalty payments based on net sales revenue, and the parties originally intended to negotiate terms for future payments by the Company for polymer seed components to be purchased at IBt's cost plus a to-be-determined profit percentage.  In December 2008, the Company recorded an impairment charge to write down this license based on its current intentions to not utilize this technology (see Note 4).

10.           New Accounting Pronouncements

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

In December 2007, the FASB issued statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.  The statement requires noncontrolling interests or minority interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity.  Upon a loss of control, the interest sold, as well as any interest retained, is required to be measured at fair value, with any gain or loss recognized in earnings.  Based on SFAS 160, assets and liabilities will not change for subsequent purchase or sales transactions with noncontrolling interests as long as control is maintained.  Differences between the fair value of consideration paid or received and the carrying value of noncontrolling interests are to be recognized as an adjustment to the parent interest’s equity.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited.  Due to the sale of its thirty percent interest in UralDial, the Company does not believe the implementation of SFAS 160 will have a material effect on its consolidated financial statements.

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

11.           Subsequent Events

Liquidation of ARS

On January 2, 2009, the Company exercised its put option with UBS to redeem its ARS at par value.  The entire $4 million of cash was deposited into the Company’s account on January 5, 2009.

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

All statements contained in this Form 10-Q, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under “Risk Factors” beginning on page 21 below and in the “Risk Factors” section of our Form 10-K for the fiscal year ended June 30, 2008 that may cause actual results to differ materially.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities.  On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, inventories, accrued liabilities, and contingencies.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The accounting policies and related risks described in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on September 29, 2008 are those that depend most heavily on these judgments and estimates.  As of December 31, 2008, there have been no material changes to any of the critical accounting policies contained therein, except for the adoption of SFAS 157 and 159 as noted below.

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

Results of Operations

Three months ended December 31, 2008 compared to three months ended December 31, 2007

Product sales.  The Company generated sales of $1,326,703 during the three months ended December 31, 2008, compared to sales of $1,758,344 for the three months ended December 31, 2007.  The decrease of $431,641 or 25% is mainly due to decreased sales volume of the Company’s Proxcelan Cs-131 brachytherapy seed along with a lower average invoice price due to the expanded use of the Company’s seeds in dual therapy cases which typically use fewer seeds.  In addition, about 5% of the decrease is due to physicians ordering less seeds per implant as they have become more familiar with the isotope and its characteristics.  The Company does not anticipate the number of seeds per implant declining any further but will need to increase the total number of implants to generate higher sales.  Management also believes that other treatment options with higher reimbursement rates, such as IMRT, put pressure on Proxcelan Cs-131 seed sales as well as other brachytherapy seed sales.  During the three months ended December 31, 2008, the Company sold its Proxcelan seeds to 47 different medical centers as compared to 53 medical centers during the corresponding period of 2007.

Cost of product sales.  Cost of product sales was $1,724,225 for the three months ended December 31, 2008 compared to cost of product sales of $2,241,795 during the three months ended December 31, 2007.  The decrease of $517,570 or 23% is due to reduced sales and more efficient production operations as the Company has worked to streamline its manufacturing process during the past year, offset by a one-time impairment of $425,434 related to the Company’s IBt license.  The major components of the decrease were depreciation, materials, personnel costs, preload expenses, share-based compensation, and small tools expense.  Depreciation expenses decreased approximately $83,000 as the prior year also contained depreciation of both the Company’s new production facility and the old production facility.  Materials decreased approximately $362,000 mainly due to ordering and using less isotope in the three months ended December 31, 2008 compared to the corresponding period of 2007 and a lower unit price from our primary isotope suppliers in 2008 compared to 2007.  The decrease in pricing came as a result of negotiations with our main suppliers for the calendar year 2008; however, these prices increased again in January 2009 although not to the same level as 2007.  Personnel costs, including payroll, benefits, and related taxes, decreased approximately $158,000 as the number of production personnel decreased.  Preload expenses decreased by approximately $137,000 mainly due to the lower volume of sales and increased in-house loading.  Share-based compensation decreased approximately $32,000 due to the forfeiture of unvested options by the Company’s former EVP-Operations.  Small tools expenses decreased approximately $25,000 as the prior year quarter contained items that were expensed as part of equipping the new facility that became operational in September 2007.

These decreases were offset by an impairment of the Company’s IBt license for $425,434 that was recorded in December 2008.  Management completed its review of the license and associated technology related to this alternative seed encapsulation process in December 2008 and determined that the adoption of this process would entail an overhaul of the Company’s existing manufacturing procedures.  In addition, there is no assurance that physicians would accept this new technology without extensive education and marketing.  As there are no anticipated future revenues from the IBt license and the Company cannot sell or transfer the license, its entire value was written off in the accompanying financial statements.

In addition to these changes, the Company also recorded a one-time charge of $139,043 in the quarter ended December 31, 2007 relating to expenses to decommission its old production facility.  The Company had an asset retirement obligation of $135,120 accrued for this facility but total costs incurred to decommission the facility were $274,163.  This additional expense incurred in the quarter ended December 31, 2007 was mainly due to unanticipated construction costs to return the facility to its previous state.  The Company originally believed that the lessor would retain many of the leasehold improvements in the building, but the lessor instead required their removal.

Gross loss.  Gross loss was $397,522 for the three month period ended December 31, 2008.  This represents a decrease in the Company’s gross loss of $85,929 or 18% over the corresponding period of 2007’s gross loss of $483,451.  Included in the gross loss for the three month period ended December 31, 2008 is the one-time IBt license impairment loss of $425,434.  Without this impairment loss, the Company’s gross margin would have been $27,912 or an increase in the gross profit margin of $511,363 or 106% due to the Company’s more efficient manufacturing process, lack of decommissioning costs in the 2008 period, and lower costs of supply.

Research and development expenses.  Research and development expenses for the three month period ended December 31, 2008 were $306,056 which represents a decrease of $89,489 or 23% less than the research and development expenses of $395,545 for the three month period ended December 31, 2007.  The decrease is due to lower personnel, consulting, and travel expenses.  Personnel costs, including payroll, benefits, and related taxes, decreased approximately $70,000 due to a reduced headcount in research and development.  Consulting expenses, which are mainly due to an ongoing project to increase the efficiency of isotope production, decreased approximately $62,000 as the project is nearing its final prototype testing phase.  Travel expenses decreased by approximately $20,000.  These decreases were partially offset by increased protocol expenses of approximately $66,000 mainly due to the Company’s dual-therapy study and its continued monitoring and updating of the mono-therapy study.

Sales and marketing expenses.  Sales and marketing expenses were $620,700 for the three months ended December 31, 2008.  This represents a decrease of $522,127 or 46% compared to expenditures in the three months ended December 31, 2007 of $1,142,827 for sales and marketing.  Personnel expenses, including payroll, benefits, and related taxes, decreased approximately $192,000 due to a lower sales headcount and a revised sales compensation plan that was originally introduced in April 2008 and subsequently amended in October 2008.  Travel expenses decreased approximately $92,000 mainly due to the decrease in sales force.  Consulting expenses decreased approximately $79,000 as the Company reduced its reliance on third-parties as part of its expense reduction initiatives.  Marketing and advertising decreased approximately $62,000 as during the prior year the Company updated its marketing literature to incorporate new data published from the protocols, developed additional websites for patients and doctors, and updated its sales booth.  Conventions and tradeshows decreased approximately $60,000 mainly due to ASTRO (a large tradeshow) being held in September in 2008 when it historically has been held in October or November.  Dues and subscriptions also decreased approximately $21,000 as the Company had purchased market research reports and subscriptions for US medical residents in the quarter ended December 31, 2007 but did not do so in the quarter ended December 31, 2008.

General and administrative expenses.  General and administrative expenses for the three months ended December 31, 2008 were $758,822 compared to general and administrative expenses of $919,164 for the corresponding period of 2007.  The decrease of $160,342 or 17% is mainly due to decreased personnel expenses, legal, public company expenses, share-based compensation, and travel expenses partially offset by increased bad debt allowance and consulting expenses.  Personnel expenses, including payroll, benefits, and related taxes, decreased approximately $72,000 owing mainly to the resignation of the Company’s CEO in February 2008.  Legal expenses decreased by approximately $47,000 due to costs incurred during 2007 for contract drafting and review of the Company’s interest in UralDial and the IBt strategic global alliance agreements and for mediation costs.  These decreased legal costs were partially offset by legal fees incurred in settling a lawsuit with a former employee.  Public company expenses, which are mainly comprised of board compensation, investor relations, and listing and transfer agent fees, decreased approximately $41,000 due to lower investor relations costs partially offset by increased board compensation.  Share-based compensation decreased approximately $29,000 due to the forfeiture of unvested options by the Company’s former CEO.  Travel expenses also decreased approximately $22,000.  These decreases were partially offset by increased expense related to bad debt allowance of approximately $46,000 and increased consulting expenses of approximately $36,000 mainly due to compensation paid to the Company’s interim CEO.

Operating loss.  The Company continues to focus its resources on improving sales while retaining the necessary administrative infrastructure to increase the level of demand for the Company’s product.  These objectives and resulting costs have resulted in the Company not being profitable and generating operating losses since its inception.  In the three months ended December 31, 2008, the Company had an operating loss of $2,083,100 which is a decrease of $857,887 or 29% less than the operating loss of $2,940,987 for the three months ended December 31, 2007.  Included in the operating loss for the three month period ended December 31, 2008 is the one-time IBt license impairment loss of $425,434.  Without this impairment loss, the Company’s operating loss would have been $1,657,666 or a decrease of $1,283,321 or 44% compared to the three months ended December 31, 2007.

Interest income.  Interest income was $37,562 for the three months ended December 31, 2008.  This represents a decrease of $142,293 or 79% compared to interest income of $179,855 for the three months ended December 31, 2007.  Interest income is mainly derived from excess funds held in money market accounts and invested in short-term investments.  The decrease is due to lower interest rates and lower balances in the Company’s money market and short-term investment accounts.

Gain on fair value of short-term investments.  The gain of $433,200 for the three months ended December 31, 2008 is due to the receipt of auction rate securities rights (Rights) issued by the Company’s broker in October 2008.  The gain is calculated as the fair value amount of the Rights as estimated on the date of receipt plus the changes in their fair value offset by additional realized losses on the Company’s auction rate securities (ARS).

Financing and interest expense.  Financing and interest expense for the three months ended December 31, 2008 was $20,769 or a decrease of $4,442 or 18% from financing  and interest expense of $25,211 for the corresponding period in 2007.  Included in financing expense is interest expense of approximately $12,000 and $18,000 for the three months ended December 31, 2008 and 2007, respectively.  The remaining balance of financing expense represents the amortization of deferred financing costs.

Six months ended December 31, 2008 compared to six months ended December 31, 2007

Product sales.  Sales for the six months ended December 31, 2008 were $2,846,285 compared to sales of $3,614,063 for the six months ended December 31, 2007.  The decrease of $767,778 or 21% was mainly due to decreased sales volume of the Company’s Proxcelan Cs-131 brachytherapy seeds along with a lower average invoice price due to the expanded use of the Company’s seeds in dual therapy cases which typically use fewer seeds.  In addition, about 4% of the decrease is due to physicians ordering less seeds per implant as they have become more familiar with the isotope and its characteristics.  The Company will need to increase the number of total implants to increase sales.  Management also believes that other treatment options with higher reimbursement rates, such as IMRT, put pressure on Proxcelan Cs-131 seed sales as well as other brachytherapy seed sales.  During the six months ended December 31, 2008 the Company sold its Cs-131 seeds to 60 different medical centers as compared to 65 centers during the corresponding period of 2007.

Cost of product sales.  Cost of product sales was $3,172,661 for the six months ended December 31, 2008 which represents a decrease of $1,074,636 or 25% compared to cost of product sales of $4,247,297 during the six months ended December 31, 2007.  Materials expense decreased approximately $637,000 mainly due to ordering and using less isotope in the six months ended December 31, 2008 compared to the corresponding period of 2007 and a lower unit price from our primary isotope suppliers.  The decrease in pricing came as a result of negotiations with our main suppliers for the calendar year 2008; however, these prices increased again in January 2009 although not to the same level as 2007.  Personnel expenses, including payroll, benefits, and related taxes, decreased approximately $325,000 due to a reduction in the average production headcount levels.  Preload expenses decreased approximately $244,000 due to lower sales volumes and due to increased in-house loading.  Small tools expenses decreased approximately $94,000 mainly due to expensing items in the prior year that were part of equipping the new facility that became operational in September 2007.  Share-based compensation decreased approximately $59,000 mainly due to the forfeiture of unvested options by the Company’s former EVP-Operations.

These decreases were offset by an impairment of the Company’s IBt license for $425,434 that was recorded in December 2008.  Management completed its review of the license and associated technology related to this alternative seed encapsulation process in December 2008 and determined that the adoption of this process would entail an overhaul of the Company’s existing manufacturing procedures.  In addition, there is no assurance that physicians would accept this new technology without extensive education and marketing.  As there are no anticipated future revenues from the license and the Company cannot sell or transfer the license, its entire value was written off in the accompanying financial statements.

During the six months ended December 31, 2007, the Company removed all radioactive residuals and tenant improvements from its old production facility and returned the facility to the lessor.  The Company had an asset retirement obligation of $135,120 accrued for this facility but total costs incurred to decommission the facility were $274,163 resulting in an additional expense of $139,043 that is included in cost of products sold for the six months ended December 31, 2007.  This additional expense incurred in the six months ended December 31, 2007 was mainly due to unanticipated construction costs to return the facility to its previous state.  The Company originally believed that the lessor would retain many of the leasehold improvements in the building, but instead required their removal.

Gross loss.  Gross loss was $326,376 for the six month period ended December 31, 2008.  This represents a decrease of $306,858 or 48% over the corresponding period of 2007’s gross loss of $633,234.  Included in the gross loss for the six months ended December 31, 2008 is the one-time IBt license impairment loss of $425,434.  Without this impairment loss, the Company’s gross margin would have been $99,058 or an increase in the gross profit margin of $732,292 or 116% due to the Company’s more efficient manufacturing process, lack of corresponding decommissioning costs in the 2008 period, and lower costs of supply.

Research and development expenses.  Research and development expenses for the six months ended December 31, 2008 were $524,606 which represents a decrease of $127,309 or 20% less than the research and development expenses of $651,915 for the corresponding period of 2007.  The major components of the decrease were personnel, consulting, and travel expenses.  Personnel expenses, including payroll, benefits, and related taxes, decreased approximately $111,000 due to lower headcount.  Consulting expenses decreased approximately $102,000 as the Company’s project to improve the efficiency of isotope production is nearing its final prototype testing phase.  Travel expenses decreased approximately $31,000 due to decreased trips to Russia and Belgium than occurred in the prior year.  These decreases were partially offset by an increase in protocol expenses of approximately $118,000 mainly due to payments for the Company’s dual-therapy study and its continued monitoring and updating of the mono-therapy study.

Sales and marketing expenses.  Sales and marketing expenses were $1,351,474 for the six months ended December 31, 2008.  This represents a decrease of $851,169 or 39% compared to expenditures in the six months ended December 31, 2007 of $2,202,643 for sales and marketing.  Personnel expenses, including payroll, benefits, and related taxes, decreased approximately $433,000 due to a lower sales headcount and a revised sales compensation plan that was originally introduced in April 2008 and subsequently amended in October 2008.  Travel expenses also decreased approximately $54,000 due to the decrease in average headcount.  Consulting expenses decreased approximately $134,000, mainly due to reduced reliance on third-parties as part of the Company’s expense reduction initiatives.  Marketing and advertising decreased approximately $162,000 as during the prior year the Company updated its marketing literature to incorporate new data published from the protocols, developed additional websites for patients and doctors, and updated its sales booth.  Dues and subscriptions decreased approximately $38,000 mainly due to the prior year purchases of market research reports and subscriptions for US medical residents.  Hiring costs also decreased approximately $34,000 as during the prior year the Company had paid third-parties to assist with recruiting new sales associates.

General and administrative expenses.  General and administrative expenses for the six months ended December 31, 2008 were $1,538,979 compared to general and administrative expenses of $1,821,189 for the corresponding period of 2007.  The decrease of $282,210 or 15% is primarily due to a decrease in personnel costs, public company expenses, share-based compensation, legal expenses, and travel expenses partially offset by increases in consulting and bad debt allowance.  Personnel costs decreased approximately $139,000 mainly due to the resignation of the Company’s CEO in February 2008.  Public company expenses decreased approximately $95,000 due to lower investor relations costs partially offset by increased board compensation.  Share-based compensation decreased approximately $77,000 due to the forfeiture of unvested options by the Company’s former CEO.  Legal expenses decreased by approximately $58,000 as in the six months ended December 31, 2007 the Company incurred legal fees for contract drafting and review of the Company’s interest in UralDial and the IBt strategic global alliance agreements and for mediation costs.  These decreased legal costs were partially offset by legal fees incurred in settling a lawsuit with a former employee.  Travel expenses also decreased approximately $53,000.  These decreases were partially offset by increased expense related to bad debt allowance of approximately $97,000 and increased consulting expenses of approximately $84,000 mainly due to compensation paid to the Company’s interim CEO and the costs of the Company’s ISO 13458 and CE mark audit that was conducted in July 2008.

Operating loss.  The Company continues to focus its resources on improving sales while retaining the necessary administrative infrastructure to increase the level of demand for the Company’s product.  These objectives and resulting costs have resulted in the Company not being profitable and generating operating losses since its inception.  In the six months ended December 31, 2008, the Company had an operating loss of $3,741,435 which is a decrease of $1,567,546 or 30% less than the operating loss of $5,308,981 for the six months ended December 31, 2007.  Included in the operating loss for the six months ended December 31, 2008 is the one-time IBt license impairment loss of $425,434.  Without this impairment loss, the Company’s operating loss would have been $3,316,001 or a decrease of $1,992,980 or 38% compared to the six months ended December 31, 2007.

Interest income.  Interest income was $82,348 for the six months ended December 31, 2008.  This represents a decrease of $336,203 or 80% compared to interest income of $418,551 for the six months ended December 31, 2007.  Interest income is mainly derived from excess funds held in money market accounts and invested in short-term investments.  The decrease is due to lower interest rates and lower balances in the Company’s money market and short-term investment accounts.

Gain on fair value of short-term investments.  The gain of $274,000 for the six months ended December 31, 2008 is due to the receipt of the Company’s Rights issued by its broker in October 2008.  The gain is calculated as the fair value amount of the Rights as estimated on the date of receipt plus the changes in their fair value offset by additional realized losses on the Company’s ARS.

Financing and interest expense.  Financing and interest expense for the six months ended December 31, 2008 was $41,616 or a decrease of $13,698 or 25% from financing and interest expense of $55,314 for the corresponding period in 2007.  Included in financing expense is interest expense of approximately $25,000 and $40,000 for the six months ended December 31, 2008 and 2007, respectively.  The decrease in interest expense is due to the reduction of the principal balances of the Company’s overall debt and capital lease balances.  The remaining balance of financing expense represents the amortization of deferred financing costs.

Liquidity and capital resources.  The Company has historically financed its operations through cash investments from shareholders.  During the six months ended December 31, 2008, the Company primarily used existing cash reserves to fund its operations and capital expenditures.

Cash flows from operating activities

Cash used in operating activities was $2.2 million for the six months ended December 31, 2008 compared to $4.7 million for the six months ended December 31, 2007.  Cash used by operating activities is net loss adjusted for non-cash items and changes in operating assets and liabilities.

Cash flows from investing activities

Cash used in investing activities was approximately $41,000 and $2.0 million for the six months ended December 31, 2008 and 2007, respectively.  Cash expenditures for fixed assets were approximately $32,000 and $3.0 million during the six months ended December 31, 2008 and 2007, respectively.    The expenditures for fixed assets during the six months ended December 31, 2007 were related to the construction of the Company’s new production facility.

Cash flows from financing activities

Cash used in financing activities was approximately $50,000 for the six months ended December 31, 2008 and was used mainly for payments of debt and capital leases.

Projected 2008 Liquidity and Capital Resources

At December 31, 2008, cash and cash equivalents amounted to $2,483,876 and short-term investments amounted to $4,000,000, which includes the Company’s Rights, compared to $4,820,033 of cash and cash equivalents and $3,726,000 of short-term investments at June 30, 2008.

The Company had approximately $5.5 million of cash and $0.5 million of short-term investments as of February 6, 2009.  As of that date management believed that the Company’s monthly required cash operating expenditures were approximately $400,000 excluding capital expenditure requirements.

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

In late November 2008, the Company hired Anthony Pasqualone as Vice President of Business Development who is responsible for sales.  Mr. Pasqualone has extensive experience in the brachytherapy industry and the Company believes his credibility in the industry and extensive sales experience should help management reverse the trend of sales decreases experienced by the Company during the past two fiscal quarters.

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

Long-Term Debt and Capital Lease Agreements

IsoRay had two loan facilities in place as of December 31, 2008.  The first loan is from the Benton-Franklin Economic Development District (BFEDD) in an original principal amount of $230,000 and was funded in December 2004.  It bears interest at eight percent and has a sixty month term with a final balloon payment.  As of December 31, 2008, the principal balance owed was $132,925.  This loan is secured by certain equipment, materials and inventory of the Company, and also required personal guarantees, for which the guarantors were issued approximately 70,455 shares of common stock.  The second loan is from the Hanford Area Economic Investment Fund Committee (HAEIFC) and was originated in June 2006.  The loan originally had a total facility of $1,400,000 which was reduced in September 2007 to the amount of the Company’s initial draw of $418,670.  The loan bears interest at nine percent and the principal balance owed as of December 31, 2008 was $246,357.  This loan is secured by receivables, equipment, materials and inventory, and certain life insurance policies and also required personal guarantees.

The Company has a capital lease for production equipment that expires in April 2009.  The lease currently calls for total monthly payments of $2,286.  The total of all capital lease obligations at December 31, 2008 was $10,777.

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

On October 12, 2007, the Company entered into Amendment No. 1 (the Amendment) to its License Agreement dated February 2, 2006 with IBt.  The Company paid license fees of $275,000 (under the original agreement) and $225,000 (under the Amendment) during fiscal years 2006 and 2008, respectively.  The Amendment eliminates the previously required royalty payments based on net sales revenue, and the parties originally intended to negotiate terms for future payments by the Company for polymer seed components to be purchased at IBt's cost plus a to-be-determined profit percentage.  Management no longer believes that introducing Cs-131 polymer seeds is a viable strategy due to concerns regarding physician acceptance and the costs to revamp the Company’s existing manufacturing procedures to incorporate this technology.  In December 2008, the Company recorded an impairment charge to write down this license based on its current intentions to not utilize this technology.

In November 2008, a subsidiary of the Company entered into a written contract with a contractor based in the Ukraine to formalize a research and development project originally begun over two years ago to develop a proprietary separation process to manufacture enriched barium.  There is no assurance that this process can be developed.  The contract calls for an initial payment of $17,800 and a payment of $56,610 upon completion of a successful demonstration.  The Company’s initial demonstration has been postponed until March 2009 due to technical difficulties encountered by the contractor.

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

In December 2007, the FASB issued statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS 160).  The statement requires noncontrolling interests or minority interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity.  Upon a loss of control, the interest sold, as well as any interest retained, is required to be measured at fair value, with any gain or loss recognized in earnings.  Based on SFAS 160, assets and liabilities will not change for subsequent purchase or sales transactions with noncontrolling interests as long as control is maintained.  Differences between the fair value of consideration paid or received and the carrying value of noncontrolling interests are to be recognized as an adjustment to the parent interest’s equity.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited.  Due to the sale of its thirty percent interest in UralDial, LLC, the Company does not believe the implementation of SFAS 160 will have a material effect on its consolidated financial statements.

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

ITEM 4T – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2008.  Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the SEC under the Exchange Act.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  However, management believes that our system of disclosure controls and procedures is designed to provide a reasonable level of assurance that the objectives of the system will be met.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A – RISK FACTORS

There have been no material changes for the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended June 30, 2008, except for the addition of the following risk factors:

The risk factor that immediately follows modifies the risk factors entitled "We Rely Heavily On A Limited Number Of Suppliers" and "Future Production Increases Will Depend On Our Ability To Acquire Larger Quantities Of Cs-131 And Hire More Employees" contained in the Form 10-K for the year ended June 30, 2008.

We Have Entered Into An Agreement With A Single Distributor For Our Cesium-131 From Russia.  We previously obtained the majority of our cesium from either the Institute of Nuclear Materials (INM) or the Russian Research Institute of Atomic Reactors (RIAR), both of which are located in Russia.  In December 2008, we entered into an agreement with UralDial, LLC to purchase cesium directly from UralDial instead of from INM and RIAR.  As a result, we now rely on UralDial to obtain cesium from Russian sources.  UralDial has agreed to maintain at least two Russian sources of its cesium, and our agreement with UralDial has lower minimum purchase requirements than our prior agreements with INM and RIAR, and these lower minimum purchase requirements are being met at this time.  Through the UralDial agreement, we have obtained set pricing for our Russian cesium through the end of 2009.  There can be no guarantee that UralDial will always be able to supply us with sufficient cesium, which could be due in part to risks associated with foreign operations and beyond our and UralDial's control, and if we were unable to obtain supplies of isotopes from Russia in the future, our overall supply of cesium and barium would be reduced significantly unless we have a source of enriched barium for utilization in domestic reactors.

Our Reduced Stock Price May Adversely Affect Our Liquidity.  Our common stock has been trading at less than $1.00 a share in recent months.  Many market makers are reluctant to make a market in stock with a trading price of less than $1.00 per share.  To the extent that we have fewer market makers for our common stock, our volume and liquidity will likely decline, which could further depress our stock price.

ITEM 6. EXHIBITS

Exhibits:
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 17, 2009

ISORAY, INC., a Minnesota corporation

	By	/s/ Dwight Babcock
Dwight Babcock, Interim Chief Executive Officer

By	/s/ Jonathan R. Hunt
Jonathan R. Hunt, Chief Financial Officer