Form 10-Q
period 2009-03-31
IsoRay, Inc.
filed 2009-05-15
CIK 728387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ____________

Commission File No. 001-33407

ISORAY, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1458152
(State or other jurisdiction of incorporation or	(I.R.S. Employer
organization)	Identification No.)

350 Hills St., Suite 106, Richland, Washington	99354
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (509) 375-1202

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☐
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

Number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class	Outstanding as of May 6, 2009
Common stock, $0.001 par value	22,942,088

ISORAY, INC.

Table of Contents

PART I – FINANCIAL INFORMATION
IsoRay, Inc. and Subsidiaries
 Consolidated Balance Sheets

	March 31,
	2009	June 30,
	(Unaudited)	2008

ASSETS

Current assets:
Cash and cash equivalents	$5,163,920	$4,820,033
Short-term investments	479,820	3,726,000
Accounts receivable, net of allowance for doubtful accounts of $109,012 and $33,031, respectively	864,096	1,016,495
Inventory	821,802	899,964
Prepaid expenses and other current assets	172,933	267,001

Total current assets	7,502,571	10,729,493

Fixed assets, net of accumulated depreciation and amortization	5,176,924	6,040,641
Deferred financing costs, net of accumulated amortization	38,261	65,221
Licenses, net of accumulated amortization	3,261	455,646
Restricted cash	178,095	175,852
Other assets, net of accumulated amortization	276,077	345,040

Total assets	$13,175,189	$17,811,893

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$883,805	$751,402
Accrued payroll and related taxes	268,996	344,612
Notes payable, due within one year	168,554	64,486
Capital lease obligations, due within one year	2,248	25,560

Total current liabilities	1,323,603	1,186,060

Notes payable, due after one year	191,645	344,898
Asset retirement obligation	541,203	506,005

Total liabilities	2,056,451	2,036,963

Shareholders' equity:
Preferred stock, $.001 par value; 6,000,000 shares authorized:
Series A: 1,000,000 shares allocated; no shares issued and outstanding	-	-
Series B: 5,000,000 shares allocated; 59,065 shares issued and outstanding	59	59
Common stock, $.001 par value; 194,000,000 shares authorized; 22,942,088 shares issued and outstanding	22,942	22,942
Treasury stock, at cost, 13,200 and 5,000 shares	(8,390)	(3,655)
Additional paid-in capital	47,719,957	47,464,507
Accumulated deficit	(36,615,830)	(31,708,923)

Total shareholders' equity	11,118,738	15,774,930

Total liabilities and shareholders' equity	$13,175,189	$17,811,893

The accompanying notes are an integral part of these financial statements.

IsoRay, Inc. and Subsidiaries
 Consolidated Statements of Operations
 (Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008

Product sales	$1,366,289	$1,783,642	$4,212,574	$5,397,705
Cost of product sales	1,351,044	1,682,981	4,523,705	5,930,278

Gross margin (loss)	15,245	100,661	(311,131)	(532,573)

Operating expenses:
Research and development expenses	301,907	434,418	826,513	1,086,333
Sales and marketing expenses	529,349	888,448	1,880,823	3,091,091
General and administrative expenses	666,637	869,435	2,205,616	2,690,624

Total operating expenses	1,497,893	2,192,301	4,912,952	6,868,048

Operating loss	(1,482,648)	(2,091,640)	(5,224,083)	(7,400,621)

Non-operating income (expense):
Interest income	18,722	131,442	101,070	549,993
Gain (loss) on fair value of short-term investments	-	(187,300)	274,000	(187,300)
Financing and interest expense	(16,278)	(22,826)	(57,894)	(78,140)

Non-operating income (expense), net	2,444	(78,684)	317,176	284,553

Net loss	$(1,480,204)	$(2,170,324)	$(4,906,907)	$(7,116,068)

Basic and diluted loss per share	$(0.06)	$(0.09)	$(0.21)	$(0.31)

Weighted average shares used in computing net loss per share:
Basic and diluted	22,942,088	23,090,200	22,942,088	23,054,375

The accompanying notes are an integral part of these financial statements.

IsoRay, Inc. and Subsidiaries
 Consolidated Statements of Cash Flows
 (Unaudited)

	Nine months ended March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,906,907)	$(7,116,068)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization of fixed assets	905,678	849,716
Impairment of IBt license (see Note 4)	425,434	-
Write-off of certain foreign patents and trademarks (see Note 7)	84,671	-
Amortization of deferred financing costs and other assets	60,448	61,521
Amortization of discount on short-term investments	-	(145,165)
(Gain) loss on fair value of short-term investments	(274,000)	187,300
Settlement of asset retirement obligation	-	(135,120)
Accretion of asset retirement obligation	35,198	25,670
Share-based compensation	255,450	425,090
Changes in operating assets and liabilities:
Accounts receivable, net	152,399	284,252
Inventory	78,162	18,395
Prepaid expenses and other current assets	94,068	58,095
Accounts payable and accrued liabilities	132,403	(880,599)
Accrued payroll and related taxes	(75,616)	(216,834)
Deferred revenue	-	(23,874)

Net cash used by operating activities	(3,032,612)	(6,607,621)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(41,961)	(3,112,400)
Additions to licenses and other assets	(22,245)	(250,783)
Change in restricted cash	(2,243)	(174,273)
Purchases of short-term investments	(479,820)	(13,273,653)
Proceeds from the sale or maturity of short-term investments	4,000,000	16,667,499

Net cash provided (used) by investing activities	3,453,731	(143,610)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(49,185)	(118,414)
Principal payments on capital lease obligations	(23,312)	(155,603)
Proceeds from cash sales of common stock, pursuant to exercise of warrants	-	1,010,913
Proceeds from cash sales of common stock, pursuant to exercise of options	-	11,900
Repurchase of Company common stock	(4,735)	-

Net cash (used) provided by financing activities	(77,232)	748,796

Net increase (decrease) in cash and cash equivalents	343,887	(6,002,435)
Cash and cash equivalents, beginning of period	4,820,033	9,355,730

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,163,920	$3,353,295

Non-cash investing and financing activities:
Increase in fixed assets related to asset retirement obligation	$-	$473,096

The accompanying notes are an integral part of these financial statements.

IsoRay, Inc. and Subsidiaries
Notes to the Consolidated Unaudited Financial Statements
For the three and nine-month periods ended March 31, 2009 and 2008

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

Due to the uncertainties in the credit markets, the monthly auctions for auction rate securities (ARS) failed beginning in February 2008 and did not have an active market.  These short term securities were valued by our broker using various assumptions including current interest rates, credit ratings, the issuer’s financial health, etc.  The Company’s ARS were classified as Level 2 until their sale on January 5, 2009.

On October 16, 2008, the Company accepted an offer from UBS AG (UBS) providing the Company with Auction Rate Securities Rights Series B (Rights) pertaining to our ARS (see Note 5).  These Rights were a put option for the right to sell to UBS our ARS at par value.  As the Rights were non-transferable and could not be attached to the ARS if they were sold to another entity, the Rights represented a free-standing instrument between the Company and UBS.  The Rights were valued using a discounted cash flow model based on the Company’s estimates and assumptions until they were exercised in January 2009.

At March 31, 2009, all of the Company’s financial assets and liabilities are accounted and reported at fair value using Level 1 inputs.

SFAS 159

Effective July 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.  The statement allows entities to value many financial instruments and certain other items at fair value.  SFAS 159 provides guidance over the election of the fair value option, including the timing of the election and specific items eligible for the fair value accounting.  If the fair value option is elected then unrealized gains and losses are reported in earnings at each subsequent reporting date.  The Company elected not to measure any additional financial instruments or other items at fair value as of July 1, 2008 in accordance with SFAS 159.  Accordingly, the adoption of SFAS 159 did not impact our consolidated financial statements.  The Company did elect to fair value its ARS rights that were received in October 2008 and exercised in January 2009 in accordance with SFAS 159 (see Note 5).

3.	Loss per Share

The Company accounts for its income (loss) per common share according to SFAS No. 128, Earnings Per Share.  Under the provisions of SFAS 128, primary and fully diluted earnings per share are replaced with basic and diluted earnings per share.  Basic earnings per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents.  Common stock equivalents, including warrants and options to purchase the Company's common stock, are excluded from the calculations when their effect is antidilutive.  At March 31, 2009 and 2008, the calculation of diluted weighted average shares does not include preferred stock, common stock warrants, or options that are potentially convertible into common stock as those would be antidilutive due to the Company’s net loss position.

Securities not considered in the calculation of diluted weighted average shares, but that could be dilutive in the future as of March 31, 2009 and 2008 were as follows:

	March 31,
	2009	2008
Preferred stock	59,065	59,065
Common stock warrants	3,216,644	3,250,774
Common stock options	2,430,839	2,831,728

Total potentially dilutive securities	5,706,548	6,141,567

4.           Impairment of IBt License

In December 2008, the Company reevaluated its license agreement with International Brachytherapy SA (IBt) in connection with an overall review of its present cost structure and projected market and manufacturing strategies (see Note 11 for further details on the IBt license agreement).  Management determined through this review that it does not currently intend to utilize the IBt license as part of its market strategy due to the cost of revamping its manufacturing process to incorporate the technology and as there can be no assurance that physicians would accept this new technology without extensive education and marketing costs.  However, the Company does not intend to cancel the license agreement at this time; therefore, the license was reviewed in terms of an “abandoned asset” for purposes of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  As there are no anticipated future revenues from the license and the Company cannot sell or transfer the license, it was determined that the entire value was impaired.  Therefore, the Company recorded an impairment charge of $425,434 in December 2008 that is included in cost of product sales for the nine months ended March 31, 2009.

5.           Short-Term Investments

The Company’s short-term investments consisted of the following at March 31, 2009 and June 30, 2008:

	March 31,	June 30,
	2009	2008
Auction rate securities	$–	$3,726,000
Certificates of deposit	480,005	–

	$480,005	$3,726,000

Beginning in February 2008, the uncertainties in the credit markets prevented the Company from liquidating its ARS (consisting of various student loan portfolios).  The securities continued to pay interest according to their stated terms and were all AAA/Aaa rated investments.  Through September 2008, the Company classified these securities as available-for-sale and recorded them at fair market value.  The Company recognized a decline in the fair value of these securities (which has been caused by the market uncertainties) as other than temporary and recorded the loss in the statement of operations.

In October 2008, the Company accepted an offer from UBS to provide the Company with certain Rights pertaining to our ARS.  The Rights were a put option allowing the Company to sell its ARS to UBS at par value at any time from January 2, 2009 to January 4, 2011.  The Rights did not meet the definition of a derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as there is no net settlement method.  The Rights also did not meet the definition of a security under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  The Company elected to measure the Rights under the fair value option of SFAS 159 on the date they were received (see Note 2) and classified them as short-term investments.

Also in October 2008, the Company reclassified its ARS from available-for-sale to trading and recorded all changes in fair value to these securities in the statement of operations.  The Company felt this reclassification was appropriate given that it accepted the offer of the Rights, it did not intend to hold these investments to maturity, and there was no longer an active market to permit their sale in the normal course of business.

On January 2, 2009, the Company exercised its put option with UBS to redeem its ARS at par value.  The entire $4 million of cash was deposited into the Company’s account on January 5, 2009.

6.           Inventory

Inventory consisted of the following at March 31, 2009 and June 30, 2008:

	March 31,	June 30,
	2009	2008
Raw materials	$623,860	$696,958
Work in process	189,132	191,684
Finished goods	8,810	11,322

	$821,802	$899,964

7.           Other Assets

During the three months ended March 31, 2009, the Company performed a review of its prepaid legal fees for patents and trademarks that have not been obtained and are classified within other assets on the consolidated balance sheet.  The focus of the review was patent and trademark applications that the Company had been pursuing in foreign countries.  The Company decided to limit its foreign applications to Canada, Europe, and Russia, as well as the continued protection of the US patents and trademarks.  This resulted in the write-off of $80,429 of other patent and trademark application fees relating to other countries during the quarter ended March 2009.

8.           Share-Based Compensation

The following table presents the share-based compensation expense recognized in the statement of operations during the three and nine months ended March 31, 2009 and 2008:

	Three months		Nine months
	ended March 31,		ended March 31,
	2009	2008	2009	2008
Cost of product sales	$3,100	$36,029	$17,010	$109,859
Research and development expenses	4,001	10,971	23,490	34,071
Sales and marketing expenses	18,869	59,557	123,852	178,671
General and administrative expenses	29,698	(36,080)	91,098	102,489

Total share-based compensation	$55,668	$70,477	$255,450	$425,090

Each quarter the Company reviews its forfeiture assumptions and adjusts its compensation expense when the actual pre-vesting forfeiture rate differs materially from the estimate.  During the three months ended March 31, 2008, the Company recognized a credit to compensation expense in general and administrative expenses due to a significant variation between the estimated pre-vesting forfeiture rate and the actual pre-vesting forfeiture rate.

As of March 31, 2009, total unrecognized compensation expense related to share-based options was $201,392 and the related weighted-average period over which it is expected to be recognized is approximately 0.60 years.

The Company currently provides share-based compensation under three equity incentive plans approved by the Board of Directors.  Options granted under each of the plans have a ten year maximum term, an exercise price equal to at least the fair market value of the Company’s common stock on the date of the grant, and varying vesting periods as determined by the Board.  For stock options with graded vesting terms, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award.

A summary of stock options within the Company’s share-based compensation plans as of March 31, 2009 were as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at March 31, 2009	2,430,839	$2.61	7.03	$0.00
Vested and expected to vest at
March 31, 2009	2,419,937	$2.61	7.02	$0.00
Vested and exercisable at
March 31, 2009	2,169,442	$2.59	6.86	$0.00

The aggregate intrinsic value of options exercised during the nine months ended March 31, 2009 and 2008 was $0 and $25,300, respectively.  The Company’s current policy is to issue new shares to satisfy option exercises.

The weighted average fair value of stock option awards granted and the key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows:

	Three months		Nine months
	ended March 31,		ended March 31,
	2009(a)	2008(b)	2009(c)	2008(b)
Weighted average fair value of options granted	$–	$–	$0.37	$–
Key assumptions used in determining fair value:
Weighted average risk-free interest rate	–%	–%	2.63%	–%
Weighted average life of the option (in years)	–	–	5.68	–
Weighted average historical stock price volatility	–%	–%	191.04%	–%
Expected dividend yield	–%	–%	0.00%	–%

(a)	During the three months ended March 31, 2009, the Company did not grant any stock options.
(b)	During the three and nine months ended March 31, 2008, the Company did not grant any stock options.
(c)	During the nine months ended March 31, 2009, the Company granted 95,000 stock options.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.  Although the Company is using the Black-Scholes option valuation model, management believes that because changes in the subjective input assumptions can materially affect the fair value estimate, this valuation model does not necessarily provide a reliable single measure of the fair value of its stock options.  The risk-free interest rate is based on the U.S. treasury security rate with an equivalent term in effect as of the date of grant.  The expected option lives, volatility, and forfeiture assumptions are based on historical data of the Company.

9.	UralDial

In December 2008, the Company entered into an agreement to sell its thirty percent (30%) interest in UralDial, LLC (UralDial) for a nominal amount.  UralDial did not have any material assets or liabilities at the time of the Company’s disposition of its ownership interest.

Also in December 2008, the Company finalized a contract to purchase cesium-131 from UralDial.  Under the contract, the Company will purchase cesium-131 from UralDial rather than purchasing cesium-131 directly from its two existing suppliers in Russia.  UralDial will provide cesium-131 from at least two Russian facilities subject to scheduled maintenance shutdowns of the facilities from time to time.  The contract stabilizes supply arrangements for the 12 months beginning on December 15, 2008 and ending on December 31, 2009.

The Company has an existing distribution agreement with UralDial that allows UralDial to distribute Proxcelan Cs-131 brachytherapy seeds in Russia.  The Company expects to begin shipping its brachytherapy seeds under this agreement once the regional healthcare budgets have been approved.  The Company, through UralDial, has regulatory approval to sell cesium-131 seeds in Russia.

10.	Distribution Agreement

On February 18, 2009, the Company entered into an exclusive distribution agreement with BrachySciences, a division of Biocompatibles International plc.  The agreement allows BrachySciences to sell the Company’s Proxcelan cesium-131 brachytherapy seeds throughout the United States.  The Company did not have any sales under this agreement during the three months ended March 31, 2009.

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

License Agreement with IBt

In February 2006, the Company signed a license agreement with IBt covering North America and providing the Company with access to IBt’s Ink Jet production process and its proprietary polymer seed technology for use in brachytherapy procedures using cesium-131.  Under the original agreement, royalty payments were to be paid on net sales revenue incorporating the technology.

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

12.	New Accounting Pronouncements

In December 2007, FASB issued SFAS No. 141(R), Business Combinations (SFAS 141R), which replaces SFAS No. 141, Business Combinations.  SFAS 141R applies to all transactions and other events in which one entity obtains control over one or more other businesses.  The standard requires the fair value of the purchase price, including the issuance of equity securities, to be determined on the acquisition date.  SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement.  SFAS 141R requires acquisition costs to be expensed as incurred and restructuring costs to be expensed in periods after the acquisition date.  Earn-outs and other forms of contingent consideration are to be recorded at fair value on the acquisition date.  Changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as an adjustment to the cost of the acquisition.  SFAS 141R generally applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 with early adoption prohibited.

In December 2007, the FASB issued statement SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.  The statement requires noncontrolling interests or minority interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity.  Upon a loss of control, the interest sold, as well as any interest retained, is required to be measured at fair value, with any gain or loss recognized in earnings.  Based on SFAS 160, assets and liabilities will not change for subsequent purchase or sales transactions with noncontrolling interests as long as control is maintained.  Differences between the fair value of consideration paid or received and the carrying value of noncontrolling interests are to be recognized as an adjustment to the parent interest’s equity.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited.  Due to the sale of its thirty percent interest in UralDial, the Company does not believe the implementation of SFAS 160 will have a material effect on its consolidated financial statements.

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

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  It was effective November 15, 2008, following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities.  On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, inventories, accrued liabilities, and contingencies.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The accounting policies and related risks described in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on September 29, 2008 are those that depend most heavily on these judgments and estimates.  As of March 31, 2009, there have been no material changes to any of the critical accounting policies contained therein, except for the adoption of SFAS 157 and 159 as noted below.

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

Results of Operations

Three months ended March 31, 2009 compared to three months ended March 31, 2008

Product sales.  The Company generated sales of $1,366,289 during the three months ended March 31, 2009, compared to sales of $1,783,642 for the three months ended March 31, 2008.  The decrease of $417,353 or 23% is mainly due to decreased sales volume of the Company’s Proxcelan Cs-131 brachytherapy seed along with a lower average invoice price due to the expanded use of the Company’s seeds in dual therapy cases which typically use fewer seeds.  In addition, about 2% of the decrease is due to physicians ordering less seeds per implant as they have become more familiar with the isotope and its characteristics.  The Company does not anticipate the number of seeds per implant declining any further but will need to increase the total number of implants to generate higher sales.  Management also believes that other treatment options with higher reimbursement rates, such as IMRT, put pressure on Proxcelan Cs-131 seed sales as well as other brachytherapy seed sales.  During the three months ended March 31, 2009, the Company sold its Proxcelan seeds to 50 different medical centers as compared to 57 medical centers during the corresponding period of 2008.

Cost of product sales.  Cost of product sales was $1,351,044 for the three months ended March 31, 2009 compared to cost of product sales of $1,682,981 during the three months ended March 31, 2008.  The decrease of $331,937 or 20% is mainly due to reduced sales.  The major components of the decrease were personnel costs, materials, preload expenses, and share-based compensation.  Personnel costs, including payroll, benefits, and related taxes, decreased approximately $154,000 as the number of production personnel decreased over the past year.  Materials decreased approximately $100,000 mainly due to ordering and using less isotope in the three months ended March 31, 2009 compared to the corresponding period of 2008.  Preload expenses decreased by approximately $73,000 mainly due to the lower volume of sales and increased in-house loading.  Share-based compensation decreased approximately $33,000 due to the forfeiture of unvested options by the Company’s former EVP-Operations.  These decreases were partially offset by an increase of approximately $29,000 in depreciation expense.

Gross margin.  Gross margin was $15,245 for the three month period ended March 31, 2009.  This represents a decrease in the Company’s gross margin of $85,416 or 85% over the corresponding period of 2008’s gross margin of $100,661.  The decrease in the gross margin is due to the Company’s lower sales volume.

Research and development expenses.  Research and development expenses for the three month period ended March 31, 2009 were $301,907 which represents a decrease of $132,511 or 31% less than the research and development expenses of $434,418 for the three month period ended March 31, 2008.  The decrease is due to lower consulting and personnel expenses partially offset by increased protocol expense and the write-off of certain foreign patent and trademark application fees.  Consulting expenses, which are mainly due to an ongoing project to increase the efficiency of isotope production, decreased approximately $189,000 as the Company has discontinued most funding until the final prototype testing trial.  Personnel costs, including payroll, benefits, and related taxes, decreased approximately $52,000 due to a reduced headcount in research and development.  Protocol expenses increased approximately $62,000 mainly due to the Company’s dual-therapy study and its continued monitoring and updating of the mono-therapy study.  Also in the three months ended March 31, 2009, the Company finalized its on-going strategy regarding foreign patents and trademarks and wrote-off $80,429 of previously capitalized costs.  The Company had pursued these patents and trademarks in various foreign countries including Australia, Japan, and China; however, the Company no longer believes that pursuing patents and trademarks in these foreign countries are fundamental to its current business strategy.

Sales and marketing expenses.  Sales and marketing expenses were $529,349 for the three months ended March 31, 2009.  This represents a decrease of $359,099 or 40% compared to expenditures in the three months ended March 31, 2008 of $888,448 for sales and marketing.  Personnel expenses, including payroll, benefits, and related taxes, decreased approximately $125,000 due to a lower sales headcount and a revised sales compensation plan.  Consulting expenses decreased approximately $95,000 as the Company reduced its reliance on third-parties as part of its expense reduction initiatives.  Travel expenses decreased approximately $65,000 mainly due to the decrease in sales force.  Share-based compensation decreased approximately $41,000 due to the forfeiture of unvested options.  Marketing and advertising decreased approximately $36,000 as the Company reduced advertising spending in some trade journals and reduced spending on the development of websites.

General and administrative expenses.  General and administrative expenses for the three months ended March 31, 2009 were $666,637 compared to general and administrative expenses of $869,435 for the corresponding period of 2008.  The decrease of $202,798 or 23% is mainly due to decreased personnel and legal expenses that were partially offset by increased share-based compensation and consulting expenses.  Personnel expenses, including payroll, benefits, and related taxes, decreased approximately $222,000 owing mainly to the resignation of the Company’s CEO in February 2008 and the related severance payment.  Legal expenses decreased by approximately $79,000 from 2008 as in 2008 the Company incurred legal fees related to negotiation of severance upon the resignation of the CEO, the annual shareholder meeting, and legal advice related to various Board meetings.  Share-based compensation increased by approximately $66,000 as during the prior year period the Company reversed the expense for unvested and forfeited options of the former CEO.  Consulting expenses increased by approximately $31,000 due to payments to the Company’s interim CEO and a computer infrastructure consultant that was not performing any services during the three months ended March 31, 2008.  Effective March 1, 2009, the interim CEO was converted to employee status and his wages will no longer be shown in consulting expenses.

Operating loss.  The Company continues to focus its resources on improving sales while retaining the necessary administrative infrastructure to increase the level of demand for the Company’s product.  These objectives and resulting costs have resulted in the Company not being profitable and generating operating losses since its inception.  In the three months ended March 31, 2009, the Company had an operating loss of $1,482,648 which is a decrease of $608,992 or 29% less than the operating loss of $2,091,640 for the three months ended March 31, 2008.

Interest income.  Interest income was $18,722 for the three months ended March 31, 2009.  This represents a decrease of $112,720 or 86% compared to interest income of $131,442 for the three months ended March 31, 2008.  Interest income is mainly derived from excess funds held in money market accounts and invested in short-term investments.  The decrease is due to lower interest rates and lower balances in the Company’s money market and short-term investment accounts.

Loss on fair value of short-term investments.  The loss of $187,300 for the three months ended March 31, 2008 was due to the uncertainties in the credit markets particularly for certain auction rate securities.  The loss represents the amount to write-down these securities to their estimated fair market value.

Financing and interest expense.  Financing and interest expense for the three months ended March 31, 2009 was $16,278 or a decrease of $6,548 or 29% from financing and interest expense of $22,826 for the corresponding period in 2008.  Included in financing expense is interest expense of approximately $6,000 and $15,000 for the three months ended March 31, 2009 and 2008, respectively.  The remaining balance of financing expense represents the amortization of deferred financing costs.

Nine months ended March 31, 2009 compared to nine months ended March 31, 2008

Product sales.  Sales for the nine months ended March 31, 2009 were $4,212,574 compared to sales of $5,397,705 for the nine months ended March 31, 2008.  The decrease of $1,185,131 or 22% was mainly due to decreased sales volume of the Company’s Proxcelan Cs-131 brachytherapy seeds along with a lower average invoice price due to the expanded use of the Company’s seeds in dual therapy cases which typically use fewer seeds.  In addition, about 4% of the decrease is due to physicians ordering less seeds per implant as they have become more familiar with the isotope and its characteristics.  The Company will need to increase the number of total implants to increase sales.  Management also believes that other treatment options with higher reimbursement rates, such as IMRT, put pressure on Proxcelan Cs-131 seed sales as well as other brachytherapy seed sales.  During the nine months ended March 31, 2009 the Company sold its Cs-131 seeds to 68 different medical centers as compared to 79 centers during the corresponding period of 2008.

Cost of product sales.  Cost of product sales was $4,523,705 for the nine months ended March 31, 2009 which represents a decrease of $1,406,573 or 24% compared to cost of product sales of $5,930,278 during the nine months ended March 31, 2008.  Materials expense decreased approximately $738,000 mainly due to ordering and using less isotope in the nine months ended March 31, 2009 compared to the corresponding period of 2008.  Personnel expenses, including payroll, benefits, and related taxes, decreased approximately $479,000 due to a reduction in the average production headcount levels.  Preload expenses decreased approximately $317,000 due to lower sales volumes and due to increased in-house loading.  Small tools expenses decreased approximately $83,000 mainly due to expensing items in the prior year that were part of equipping the new facility that became operational in September 2007.  Share-based compensation decreased approximately $92,000 mainly due to the forfeiture of unvested options by the Company’s former EVP-Operations.

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

During the nine months ended March 31, 2008, the Company removed all radioactive residuals and tenant improvements from its old production facility and returned the facility to the lessor.  The Company had an asset retirement obligation of $135,120 accrued for this facility but total costs incurred to decommission the facility were $274,163 resulting in an additional expense of $139,043 that is included in cost of products sold for the nine months ended March 31, 2008.  This additional expense incurred in the nine months ended March 31, 2008 was mainly due to unanticipated construction costs to return the facility to its previous state.  The Company originally believed that the lessor would retain many of the leasehold improvements in the building, but instead required their removal.

Gross loss.  Gross loss was $311,131 for the nine month period ended March 31, 2009.  This represents a decrease of $221,442 or 42% over the corresponding period of 2008’s gross loss of $532,573.  Included in the gross loss for the nine months ended March 31, 2009 is the one-time IBt license impairment loss of $425,434.  Without this one-time expense, the Company would have recognized a gross margin of $114,303 for the nine months ended March 31, 2009.

Research and development expenses.  Research and development expenses for the nine months ended March 31, 2009 were $826,513 which represents a decrease of $259,820 or 24% less than the research and development expenses of $1,086,333 for the corresponding period of 2008.  The major components of the decrease were personnel, consulting, and travel expenses.  Personnel expenses, including payroll, benefits, and related taxes, decreased approximately $163,000 due to lower headcount.  Consulting expenses decreased approximately $291,000 as the Company’s project to improve the efficiency of isotope production is nearing its final prototype testing phase and the Company has discontinued most funding until the final prototype testing trial.  Travel expenses decreased approximately $41,000 due to decreased trips to Russia and Belgium than occurred in the prior year.  These decreases were partially offset by an increase in protocol expenses of approximately $179,000 mainly due to payments for the Company’s dual-therapy study and its continued monitoring and updating of the mono-therapy study.  Also in the nine months ended March 31, 2009, the Company finalized its on-going strategy regarding foreign patents and trademarks and wrote-off $80,429 of previously capitalized costs.  The Company had pursued these patents and trademarks in various foreign countries including Australia, Japan, and China; however, the Company no longer believes that pursuing patents and trademarks in these foreign countries are fundamental to its current business strategy.

Sales and marketing expenses.  Sales and marketing expenses were $1,880,823 for the nine months ended March 31, 2009.  This represents a decrease of $1,210,268 or 39% compared to expenditures in the nine months ended March 31, 2008 of $3,091,091 for sales and marketing.  Personnel expenses, including payroll, benefits, and related taxes, decreased approximately $557,000 due to a lower sales headcount and a revised sales compensation plan that was originally introduced in April 2008 and subsequently amended in October 2008.  Travel expenses also decreased approximately $119,000 due to the decrease in average headcount.  Consulting expenses decreased approximately $228,000, mainly due to reduced reliance on third-parties as part of the Company’s expense reduction initiatives.  Marketing and advertising decreased approximately $197,000 as during the prior year the Company updated its marketing literature to incorporate new data published from the protocols, developed additional websites for patients and doctors, and updated its sales booth.  Dues and subscriptions decreased approximately $41,000 mainly due to the prior year purchases of market research reports and subscriptions for US medical residents.  Share-based compensation decreased approximately $55,000 due to the forfeiture of unvested options and fewer options being granted.

General and administrative expenses.  General and administrative expenses for the nine months ended March 31, 2009 were $2,205,616 compared to general and administrative expenses of $2,690,624 for the corresponding period of 2008.  The decrease of $485,008 or 18% is primarily due to a decrease in personnel costs, public company expenses, share-based compensation, legal expenses, and travel expenses partially offset by increases in consulting and bad debt allowance.  Personnel costs decreased approximately $360,000 mainly due to the resignation of the Company’s CEO in February 2008 and lower headcounts.  Public company expenses decreased approximately $113,000 due to lower investor relations costs partially offset by increased board compensation.  Legal expenses decreased by approximately $137,000 as in the nine months ended March 31, 2008 the Company incurred legal fees for contract drafting and review of the Company’s interest in UralDial, the IBt strategic global alliance agreements, and settlement agreement and for mediation costs.  These decreased legal costs were partially offset by legal fees incurred in settling a lawsuit with a former employee.  Travel expenses also decreased approximately $65,000.  These decreases were partially offset by increased expense related to bad debt allowance of approximately $76,000 and increased consulting expenses of approximately $115,000 mainly due to compensation paid to the Company’s interim CEO and the costs of the Company’s ISO 13458 and CE mark audit that was conducted in July 2008.

Operating loss.  The Company continues to focus its resources on improving sales while retaining the necessary administrative infrastructure to increase the level of demand for the Company’s product.  These objectives and resulting costs have resulted in the Company not being profitable and generating operating losses since its inception.  In the nine months ended March 31, 2009, the Company had an operating loss of $5,224,083 which is a decrease of $2,176,538 or 29% less than the operating loss of $7,400,621 for the nine months ended March 31, 2008.  Included in the operating loss for the nine months ended March 31, 2009 is the one-time IBt license impairment loss of $425,434.  Without this impairment loss, the Company’s operating loss would have been $4,798,649.

Interest income.  Interest income was $101,070 for the nine months ended March 31, 2009.  This represents a decrease of $448,923 or 82% compared to interest income of $549,993 for the nine months ended March 31, 2008.  Interest income is mainly derived from excess funds held in money market accounts and invested in short-term investments.  The decrease is due to lower interest rates and lower balances in the Company’s money market and short-term investment accounts.

Gain (loss) on fair value of short-term investments.  The gain of $274,000 for the nine months ended March 31, 2009 is due to the receipt of the Company’s rights related to its auction rate securities (ARS) issued by its broker in October 2008.  The gain is calculated as the fair value amount of the put rights as estimated on the date of receipt plus the changes in their fair value offset by additional realized losses on the Company’s ARS.

Financing and interest expense.  Financing and interest expense for the nine months ended March 31, 2009 was $57,894 or a decrease of $20,246 or 26% from financing and interest expense of $78,140 for the corresponding period in 2008.  Included in financing expense is interest expense of approximately $31,000 and $55,000 for the nine months ended March 31, 2009 and 2008, respectively.  The decrease in interest expense is due to the reduction of the principal balances of the Company’s overall debt and capital lease balances.  The remaining balance of financing expense represents the amortization of deferred financing costs.

Liquidity and capital resources.  The Company has historically financed its operations through cash investments from shareholders.  During the nine months ended March 31, 2009, the Company primarily used existing cash reserves to fund its operations and capital expenditures.

Cash flows from operating activities

Cash used in operating activities was $3.0 million for the nine months ended March 31, 2009 compared to $6.6 million for the nine months ended March 31, 2008.  Cash used by operating activities is net loss adjusted for non-cash items and changes in operating assets and liabilities.

Cash flows from investing activities

Cash provided by investing activities was approximately $3.5 million for the nine months March 31, 2009 as compared to cash used by investing activities of $144,000 for the nine months ended March 31, 2008.  Cash expenditures for fixed assets were approximately $42,000 and $3.1 million during the nine months ended March 31, 2009 and 2008, respectively.    The expenditures for fixed assets during the nine months ended March 31, 2008 were related to the construction of the Company’s new production facility.  The Company sold its remaining auction rate securities in January 2009 which generated $4.0 million of cash proceeds.  The Company reinvested most of these proceeds in money market funds and certificates of deposit with maturities of less that 3 months which are classified as cash equivalents on the balance sheet.

Cash flows from financing activities

Cash used in financing activities was approximately $77,000 for the nine months ended March 31, 2009 and was used mainly for payments of debt and capital leases.

Projected 2008 Liquidity and Capital Resources

At March 31, 2009, cash and cash equivalents amounted to $5,163,920 and short-term investments amounted to $480,005, compared to $4,820,033 of cash and cash equivalents and $3,726,000 of short-term investments at June 30, 2008.

The Company had approximately $3.5 million of cash and $1.7 million of short-term investments as of May 6, 2009.  As of that date management believed that the Company’s monthly required cash operating expenditures were approximately $400,000 excluding capital expenditure requirements.

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

In February 2009, a controversial study was released and widely disseminated by the popular press claiming that PSA testing was not as important as previously believed.  Heightened PSA levels did not necessarily correlate to a greater incidence of prostate cancer, according to this study.  IsoRay has, as have all brachytherapy companies, relied extensively on PSA testing to show the patient that he needs treatment.

Management believes that the results of the study and the popularity of the alternative IMRT procedure, coupled with a very weak economy during the quarter ended March 31, 2009, resulted in fewer procedures than anticipated.  Management continues to believe that Mr. Pasqualone’s (Vice President of Business Development) credibility in the industry is important to improve sales but believes the macroeconomic factors impacting the industry as a whole continue to make it difficult to reverse negative sales trends.

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

Long-Term Debt and Capital Lease Agreements

IsoRay had two loan facilities in place as of March 31, 2009.  The first loan is from the Benton-Franklin Economic Development District (BFEDD) in an original principal amount of $230,000 and was funded in December 2004.  It bears interest at eight percent and has a sixty month term with a final balloon payment due in December 2009.  As of March 31, 2009, the principal balance owed was $124,360.  This loan is secured by certain equipment, materials and inventory of the Company, and also required personal guarantees, for which the guarantors were issued approximately 70,455 shares of common stock.  The second loan is from the Hanford Area Economic Investment Fund Committee (HAEIFC) and was originated in June 2006.  The loan originally had a total facility of $1,400,000 which was reduced in September 2007 to the amount of the Company’s initial draw of $418,670.  The loan bears interest at nine percent and the principal balance owed as of March 31, 2009 was $235,839.  This loan is secured by receivables, equipment, materials and inventory, and certain life insurance policies and also required personal guarantees.

The Company has a capital lease for production equipment that expires in April 2009.  The lease currently calls for total monthly payments of $2,286.  The total of all capital lease obligations at March 31, 2009 was $2,248.

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

In November 2008, a subsidiary of the Company entered into a written contract with a contractor based in the Ukraine to formalize a research and development project originally begun over two years ago to develop a proprietary separation process to manufacture enriched barium.  There is no assurance that this process can be developed.  The contract calls for an initial payment of $17,800 and a payment of $56,610 upon completion of a successful demonstration.  The Company’s initial demonstration has been postponed due to an electrical problem that damaged equipment and due to economic difficulties in the Ukraine that have protracted the contractor’s efforts.

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

ITEM 4T – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2009.  Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the SEC under the Exchange Act.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  However, management believes that our system of disclosure controls and procedures is designed to provide a reasonable level of assurance that the objectives of the system will be met.

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

We Have Entered Into An Agreement With A Single Distributor For Our Cesium-131 From Russia.  We previously obtained the majority of our cesium from either the Institute of Nuclear Materials (INM) or the Russian Research Institute of Atomic Reactors (RIAR), both of which are located in Russia.  In December 2008, we entered into an agreement with UralDial, LLC to purchase cesium-131 directly from UralDial instead of from INM and RIAR.  As a result, we now rely on UralDial to obtain cesium-131 from Russian sources.  UralDial has agreed to maintain at least two Russian sources of its cesium-131, and our agreement with UralDial has lower minimum purchase requirements than our prior agreements with INM and RIAR, and these lower minimum purchase requirements are being met at this time.  Through the UralDial agreement, we have obtained set pricing for our Russian cesium-131 through the end of 2009.  There can be no guarantee that UralDial will always be able to supply us with sufficient cesium-131, which could be due in part to risks associated with foreign operations and beyond our and UralDial's control, and if we were unable to obtain supplies of isotopes from Russia in the future, our overall supply of cesium-131 would be reduced significantly unless we have a source of enriched barium for utilization in domestic reactors.

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

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 18, 2009, the Company held its Annual Meeting of Shareholders at which our shareholders elected four Directors and ratified the appointment of our independent registered public accounting firm for the fiscal year ending June 30, 2009.

(a)	Election of Directors. All nominees for election as Directors were unopposed and elected as follows:

Director	For	Withhold
Dwight Babcock	14,916,234	1,905,529
Robert R. Kauffman	14,901,234	1,920,529
Thomas C. LaVoy	14,916,232	1,905,531
Albert Smith	14,901,234	1,920,529

(b)
Appointment of our independent registered public accounting firm.  Proposal to ratify the appointment of DeCoria, Maichel & Teague, P.S. as independent registered public accounting firm of the Company for the fiscal year ending June 30, 2009 was approved as follows:

For	Against	Abstain
16,447,339	315,756	58,668

ITEM 6 – EXHIBITS

Exhibits:
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2009

ISORAY, INC., a Minnesota corporation

	By	/s/ Dwight Babcock
Dwight Babcock, Chief Executive Officer

	By	/s/ Jonathan R. Hunt
Jonathan R. Hunt, Chief Financial Officer