Form 10-K
period 2009-06-30
IsoRay, Inc.
filed 2009-09-23
CIK 728387

United States Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2009

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
(NYSE Amex)

Securities registered pursuant to Section 12(g) of the Exchange Act – Series C Preferred Share Purchase Rights

Number of shares outstanding of each of the issuer's classes of common equity:

Class	Outstanding as of September 14, 2009
Common stock, $0.001 par value	22,942,088

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☐
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter – $4,509,712 as of December 31, 2008.

Documents incorporated by reference – none.

ISORAY, INC.

Table of Contents

Caution Regarding Forward-Looking Information

In addition to historical information, this Form 10-K contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA).  This statement is included for the express purpose of availing IsoRay, Inc. of the protections of the safe harbor provisions of the PSLRA.

All statements contained in this Form 10-K, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future revenue, economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances.  However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under Item 1A – Risk Factors beginning on page 23 below that may cause actual results to differ materially.

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

IsoRay International LLC (International), a Washington limited liability company, was formed on November 27, 2007 and is a wholly-owned subsidiary of the Company.  International has not had any significant transactions since its inception.

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

Business Operations

Overview

In 2003, IsoRay obtained clearance from the FDA for treatment for all solid tumor applications using Cesium-131 (Cs-131).  Such applications include prostate cancer; ocular melanoma; head, neck and lung tumors; and breast, liver, brain and pancreatic cancer.  The seed may be used in surface, interstital and intracavity applications for tumors with known radio sensitivity.  Management believes its Cs-131 technology will allow it to become a leader in the brachytherapy market.  Management believes that the IsoRay Proxcelan Cesium-131 brachytherapy seed represents the first major advancement in brachytherapy technology in over 21 years with attributes that could make it the long-term “seed of choice” for internal radiation therapy procedures.

IsoRay began production and sales of Proxcelan Cesium-131 brachytherapy seeds in October 2004 for the treatment of prostate cancer after clearance of its premarket notification (510(k)) by the Food and Drug Administration (FDA).  In December 2007, IsoRay began selling its Proxcelan Cs-131 seeds for the treatment of ocular melanoma.  On June 1, 2009, the Company again expanded its application of Cs-131 with the treatment of a head and neck tumor that could not be accessed by other treatment modalities.  More recently the Company has focused on other applications which require revising the delivery system from those historically used by the Company.

In August 2009, IsoRay Medical received clearance from the FDA for its Premarket Notification (510(k)) for Proxcelan™ Cesium-131 brachytherapy seeds that are preloaded into bioabsorbable braided strands. This clearance permits the product to be commercially distributed for treatment of lung, head and neck tumors as well as tumors in other organs.  While Cs-131 brachytherapy seeds themselves have been cleared for treatment in all organs since 2003, this 510(k) allows Cs-131 seeds to be delivered in a convenient and sterile format that can be implanted without additional seed loading by the facility.  The 510(k) also clears the application of braided strands onto a bioabsorbable mesh matrix to further facilitate the implant procedure.

Brachytherapy seeds are small devices used in an interstital radiation procedure.  The procedure has become one of the primary treatments for prostate cancer.  The brachytherapy procedure places radioactive seeds as close as possible to (in or near) the cancerous tumor (the word “brachytherapy” means close therapy).  The seeds deliver therapeutic radiation thereby killing the cancerous tumor cells while minimizing exposure to adjacent healthy tissue.  This procedure allows doctors to administer a higher dose of radiation directly to the tumor.  Each seed contains a radioisotope sealed within a welded titanium capsule.  When brachytherapy is the only treatment (monotherapy), approximately 70 to 120 seeds are permanently implanted in the prostate in an outpatient procedure lasting less than one hour.  The number of seeds used varies based on the size of the prostate and the activity level specified by the physician. When brachytherapy is combined with external beam radiation or intensity modulated radiation therapy (dual therapy), then approximately 40-80 seeds are used in the procedure.  The isotope decays over time and eventually the seeds become inert.  The seeds may be used as a primary treatment or in conjunction with other treatment modalities, such as chemotherapy, or as treatment for residual disease after excision of primary tumors.  The number of seeds for other treatment sites will vary from as few as 10-12 to as many at 80-100 depending on the location of the tumor being treated.

Brachytherapy Isotope Comparison

Increasingly, prostate cancer patients and their doctors who decide on seed brachytherapy choose Cs-131 because of its significant advantages over Palladium-103 (Pd-103) and Iodine-125 (I-125), two other isotopes currently in use.  These advantages include:

Higher Energy
Cs-131 has a higher average energy than any other commonly used prostate brachytherapy isotope on the market.  Energy is a key factor in how uniformly the radiation dose can be delivered throughout the prostate.  This quality of a prostate implant is known as homogeneity.  Early studies demonstrate Cs-131 implants are able to deliver the required dose while maintaining homogeneity across the gland itself and potentially reducing unnecessary dose to critical structures such as the urethra and rectum. (Prestidge B.R., Bice W.S., Jurkovic I., et al. Cesium-131 Permanent Prostate Brachytherapy:  An Initial Report.  Int. J. Radiation Oncology Biol. Phys. 2005:  63 (1) 5336-5337.)

Shorter Half-Life
Cs-131 has the shortest half-life of any commonly used prostate brachytherapy isotope at 9.7 days.  Cs-131 delivers 90% of the prescribed dose in just 33 days compared to 58 days for Pd-103 and 204 days for I-125.  By far the most commonly reported side effects of prostate brachytherapy are irritative and obstructive symptoms in the acute phase post-implant (Neill B, et al. The Nature and Extent of Urinary Morbidity in Relation to Prostate Brachytherapy Urethral Dosimetry. Brachytherapy 2007:6(3)173-9.).  The short half-life of Cs-131 reduces the duration of time during which the patient experiences the irritating effects of the radiation.

Improved Coverage of the Prostate
Permanent prostate brachytherapy utilizing Cs-131 seeds allows for better dose homogeneity and sparing of the urethra and rectum while providing comparable prostate coverage compared to I-125 or Pd-103 seeds with comparable or fewer seeds and needles.  Several studies have demonstrated dosimetric advantages of Cs-131 over the other commonly used prostate brachytherapy isotopes. (Musmacher JS, et al. Dosimetric Comparison of Cesium-131 and Palladium-103 for Permanent Prostate Brachytherapy. Int. J. Radiation Oncology Biol. Phys. 2007:69(3)S730-1.) (Yaparpalvi R, et al. Is Cs-131 or I-125 or Pd-103 the “Ideal” Isotope for Prostate Boost Brachytherapy? A Dosimetric View Point. Int. J. Radiation Oncology Biol. Phys. 2007:69(3)S677-8) (Sutlief S, et al.  Cs-131 Prostate Brachytherapy and Treatment Plan Parameters. Medical Physics 2007:34(6)2431.) (Yang R, et al.  Dosimetric Comparison of Permanent Prostate Brachytherapy Plans Utilizing Cs-131, I-125 and Pd-103 Seeds. Medical Physics 2008:35(6)2734.)

Rapid Resolution of Side effects
Studies demonstrate that objective measures of common side-effects showed an early peak in symptoms in the 2-week to 1-month time frame.  Resolution of morbidity resolved rapidly within 4-6 months. (Prestidge B, et. al. Clinical Outcomes of a Phase-II, Multi-institutional Cesium-131 Permanent Prostate Brachytherapy Trial. Brachytherapy. 2007: 6 (2)78.) (Moran B, et al.  Cesium-131 Prostate Brachytherapy: An Early Experience.  Brachytherapy 2007:6(2)80.) (Jones A, et al. IPSS Trends for Cs-131 Permanent Prostate Brachytherapy. Brachytherapy 2008:7(2)194.) (DeFoe SG, et al. Is There Decreased Duration of Acute Urinary and Bowel Symptoms after Prostate Brachytherapy with Cesium 131 Radioisotope?  Int. J. Radiation Oncology Biol. Phys. 2008:72(S1)S317.)  More stringent studies are underway to more fully characterize any advantage in side effect resolution experienced by patients undergoing Cs-131 prostate brachytherapy versus brachytherapy with other isotopes.

Higher Biologically Effective Dose
Another benefit to the short half-life of Cs-131 is what is known as the “biological effective dose” or BED.  BED is a way for health care providers to predict how an isotope will perform against cancers exhibiting different characteristics – for instance, slow versus fast growing tumors.  Studies have shown Cs-131 is able to deliver a higher BED across a wide range of tumor types than either I-125 or Pd-103. Although prostate cancer is typically viewed as a slow growing cancer it can present with aggressive features.  Cs-131’s higher BED may be particularly beneficial in such situations.  (Armpilia CI, Dale RG, Coles IP et al.  The Determination of Radiobiologically Optimized Half-lives for Radionuclides Used in Permanent Brachytherapy Implants.  Int. J. Radiation Oncology Biol. Phys. 2003; 55 (2):  378-385.)

PSA Control
Investigators tracking PSA in both single arm and randomized trials have concluded Cs-131’s PSA response rates show similar early tumor control to I-125, long considered the gold standard in permanent seed brachytherapy.  Longitudinal PSA measurements from ongoing Cs-131 clinical series demonstrate trends very similar to those seen with other isotopes. (Moran B, et. al. Cesium-131 Prostate Brachytherapy” An Early Experience. Brachytherapy. 2007:6(2)80.) (Bice W, et. al.  Recommendations for permanent prostate brachytherapy with 131Cs: a consensus report from the Cesium Advisory Group. Brachytherapy 2008:7(4)290-296.) (Platta CS, et al. Early Outcomes of Prostate Seed Implants with 131Cs: Toxicity and Initial PSA Dynamics from a Single Institution. Int. J. Radiation Oncology Biol. Phys. 2008:72(S1)S323-4.)

Industry Information

Incidence of Prostate Cancer

The prostate is a walnut-sized gland surrounding the male urethra, located below the bladder and adjacent to the rectum.  Prostate cancer is a malignant tumor that begins most often in the periphery of the gland and, like other forms of cancer, may spread beyond the prostate to other parts of the body.  According to the American Cancer Society, approximately one in six men will be diagnosed with prostate cancer during his lifetime.  It is the most common form of cancer in men after skin cancer, and the second leading cause of cancer deaths in men following lung and bronchus cancers that account for 30% of deaths from cancer in men.  The American Cancer Society estimates there will be about 192,280 new cases of prostate cancer diagnosed and an estimated 27,360 deaths associated with the disease in the United States in 2009.  Because of early detection techniques (e.g., screening for prostate specific antigen, or PSA), approximately nine out of ten prostate cancers are found in the local and regional stages (local means it is still confined to the prostate; regional means it has spread from the prostate to nearby areas, but not to distant sites, such as bone).

Prostate cancer accounts for about 9% of cancer related deaths in men.  Prostate cancer incidence and mortality increase with age.  The National Cancer Institute has reported that the incidence of prostate cancer increases dramatically in men over the age of 55.  At the age of 70, the chance of having prostate cancer is 12 times greater than at age 50.

The American Cancer Society recommends that men without symptoms, risk factors and who have a life expectancy of at least ten years, should begin regular annual medical exams at the age of 50, and believes that health care providers should offer as part of the exam the prostate-specific antigen (PSA) blood test and a digital rectal examination.  The PSA blood test determines the amount of prostate specific antigen present in the blood.  PSA is found in a protein secreted by the prostate, and elevated levels of PSA can be associated with either prostatitis (a noncancerous inflammatory condition) or a proliferation of cancer cells in the prostate.  Transrectal ultrasound tests and biopsies are typically performed on patients with elevated PSA readings to confirm the existence of cancer.  Early screening has fostered a decline in the prostate cancer death rate since 1990.  When compared to men of the same age and race who do not have cancer (called relative survival), the 5-year relative survival rate for men when the cancer is found in the local and regional stages is nearly 100%.  During this past year the national press publicized a meeting among urologists at the annual American Urology Association meeting debating the need for annual PSA testing.  Results of this publicity may result in future recommendations to begin testing at a later age and not test annually unless there are risk factors.  Based on its own industry knowledge, management believes this could lead to an increase in prostate cancer, which has not been experienced since 2000.

Incidence of Lung Cancer

An estimated 219,440 new cases of lung cancer are expected in 2009, accounting for 15% of all cancer diagnoses in the United States.  Lung cancer accounts for the most cancer related deaths in both men and women in the United States.  An estimated 159,390 deaths, accounting for about 28% of all cancer deaths, are expected to occur in 2009.  This exceeds the combined number of deaths from the leading causes of cancer (breast, prostate, and colon cancers).  It also accounts for 6% of all deaths from any source in the United States.  (Cancer Management: A Multidisciplinary Approach, 11th Edition (2008). Richard Pazdur, Lawrence R. Coia, William J. Hoskins, Lawrence D. Wagman; American Cancer Society, 2009.)

Cigarette smoking is the most important risk factor for lung cancer.  Risk increases with quantity and length of time a person has smoked during his or her life time.  Other risk factors include occupational or environmental exposure to secondhand smoke, radon, asbestos (particularly among smokers), certain metals (chromium, cadmium, arsenic), some organic chemicals, radiation, air pollution, and a history of tuberculosis.  Genetic susceptibility plays a contributing role in the development of lung cancer, especially in those who develop the disease at a younger age.  (American Cancer Society, 2009)

The 1-year relative survival for lung cancer increased from 35% in 1975-1979 to 41% in 2001-2004, largely due to improvements in surgical techniques and combined therapies.  However, the 5-year survival rate for all stages combined is only 15%.  The 5-year survival rate is 50% for cases detected when the disease is still localized, but only 16% of lung cancers are diagnosed at this early stage.  (American Cancer Society, 2009)

Incidence of Head and Neck Cancers

In 2008 it was estimated that there were a total of 47,560 head and neck cancer cases, which includes 22,900 cases of oral cavity cancer, 12,250 cases of laryngeal cancer, and 12,410 cases of pharyngeal cancer, diagnosed in the United States.  (Cancer Management: A Multidisciplinary Approach, 11th Edition (2008). Richard Pazdur, Lawrence R. Coia, William J. Hoskins, Lawrence D. Wagman; American Cancer Society, 2009.)

Symptoms may include a sore in the throat or mouth that bleeds easily and does not heal, a lump or thickening, ear pain, a neck mass, coughing up blood, and a red or white patch that persists.  Difficulties in chewing, swallowing, or moving the tongue or jaws are often late symptoms.  (American Cancer Society, 2009)

Known risk factors include all forms of smoked and smokeless tobacco products and excessive consumption of alcohol.  Many studies have reported a synergism between smoking and alcohol use, resulting in more than a 30-fold increased risk in individuals who both smoke and drink heavily.  HPV infection is associated with certain types of oropharyngeal cancer.  (American Cancer Society, 2009)

Incidence of Ocular Melanoma

The American Cancer Society estimates that 2,350 new cases of cancers of the eye and orbit (primarily melanoma) will be diagnosed in 2009 and about 230 deaths from cancer of the eye will occur in 2009.  Eye cancer can occur at any age but typically occurs in people over 50 years of age.  (American Cancer Society, 2009)

Eye cancer may not present symptoms unless it grows in certain parts of the eye or is in an advanced stage.  Some signs and symptoms may include decreased ability to see, floaters or flashes of light, visual field loss, a glowing dark spot on the iris, change in position of the eyeball within its socket, bulging of the eye, and/or change in the movement of the eye within the socket.  Known risk factors for ocular melanoma include sun exposure, certain occupations (e.g. welders, farmers, fishermen, and chemical workers), race/ethnicity/eye color, and certain inherited conditions such as dysplastic nevus syndrome.  (American Cancer Society, 2009)

Prostate Brachytherapy

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

Comparing Cs-131 to I-125 and Pd-103 Clinical Results

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

Improved patient outcomes.  A number of published studies describing the use of I-125 and Pd-103 brachytherapy in the treatment of early-stage prostate cancer have been very positive.  A recent study of 2,963 prostate cancer patients who underwent brachytherapy as their sole therapeutic modality at 11 institutions across the U.S. concluded that low-risk patients (who make up the preponderance of localized cases) who underwent adequate implants experienced rates of PSA relapse survival of greater than 90% between eight and ten years (Zelefsky MJ, Kuban DA, et al, “Multi-institutional analysis of long-term outcome for stages T1-T2 prostate cancer treated with permanent seed implantation”  International Journal of Radiation Oncology Biology Physics, Volume 67, Issue 2, 2007, 327-333).

Other recent studies have demonstrated similar, durably high rates of control following brachytherapy for localized prostate cancer out to 15 years post-treatment (Sylvester J, et al. “15-year biochemical relapse free survival in clinical stage T1-T3 prostate cancer following combined external beam radiotherapy and brachytherapy; Seattle experience”, International Journal of Radiation Oncology Biology Physics, Vol. 67, Issue 1, 2007, 57-64.).  The cumulative effect of these series has been the conclusion by leaders in the field that brachytherapy offers a disease control rate as high as surgery, though with a lesser side-effect profile than surgery (Ciezki JP.  “Prostate brachytherapy for localized prostate cancer” Current Treatment Options in Oncology, Volume 6, 2005, 389-393).

Reduced Incidence of Side Effects.  Sexual impotence and urinary incontinence are two major concerns men face when choosing among various forms of treatment for prostate cancer.  Studies have shown that brachytherapy with existing sources results in lower rates of impotence and incontinence than surgery (Frank, Buron).  Combined with the high disease control rates described in many studies, these findings have driven the adoption of brachytherapy as a front-line therapy for localized prostate cancer.

It has been noted, however, that a significant proportion of patients who undergo I-125 or Pd-103 brachytherapy experience acute urinary irritative symptoms following treatment – in fact more so than with surgery or external beam radiation therapy (Frank SJ, Pisters LL, et al, “An assessment of quality of life following radical prostatectomy, high dose external beam radiation therapy, and brachytherapy iodine implantation as monotherapies for localized prostate cancer” Journal of Urology, Volume 177, 2007, 2151-2156).  It has been postulated that Cs-131, with the shortest available half-life for a low-dose rate therapy isotope, will result in a quicker resolution of these irritative symptoms based on the shorter time interval over which normal tissue receives radiation from the implanted sources.

Preliminary data drawn from several clinical studies suggest that patients treated with Cs-131 do in fact experience a faster resolution of these side effects in comparison to similar studies published for other isotopes (Defoe SG, et al, “Is there a decreased duration of acute urinary and bowel symptoms after prostate brachytherapy with Cesium 131 isotope?", International Journal of Radiation Oncology Biology Physics, Volume 72 (Supplement 1), S317; Jones A, et al, "IPSS Trends for Cs-131 Permanent Prostate Brachytherapy" Brachytherapy, Volume 7, Issue 2, 194; Platta CS, et al, “Early Outcomes of Prostate Seed Implants with 131Cs: Toxicity and Initial PSA Dynamics from a Single Institution" International Journal of Radiation Oncology Biology Physics, Volume 72 (Supplement 1), 2008, S323-4).

A Cs-131 monotherapy trial for the treatment of prostate cancer was fully enrolled in February 2007.  The trial was a 100 patient multi-institutional study that sought to (1) document the dosimetric characteristics of Cs-131, (2) to summarize the side effect profile of Cs-131 treatment, and (3) to track biochemical (PSA) results in patients following Cs-131 therapy.

The investigators responsible for conducting the study have concluded based on the results of the monotherapy trial that Cs-131 is a viable alternative as an isotope for permanent seed prostate brachytherapy (Prestidge BR, Bice WS, “Clinical outcomes of a Phase II, multi-institutional Cesium-131 permanent prostate brachytherapy trial”. Brachytherapy, Volume 6, Issue 2, April-June 2007, Page 78).

Some of the significant and specific findings were as follows:

▪
Patient reported irritative urinary symptoms (IPSS Scores) were mild to moderate with relatively rapid resolution within 4-6 months.  The figure below depicts the symptom scores in the Cs-131 study as compared to published reports of patients who underwent I-125 brachytherapy.  Especially notable is the steep drop in the Cs-131 group scores (purple line) as opposed to the more gradual drop in the I-125 group scores (green and blue lines).

▪
Prostate Specific Antigen, or PSA, response over 36 months has been very encouraging to date with similar tumor control rates to that of I-125.  (Prestidge BR, Bice WS, “Clinical outcomes of a Phase II, multi-institutional Cesium-131 permanent prostate brachytherapy trial”. Brachytherapy, Volume 6, Issue 2, April-June 2007, Page 78).  The graph below depicts the median PSAs to date from the 100 patient Cs-131 brachytherapy series as compared to previously published I-125 series.  There have been no PSA failures in the Cs-131 monotherapy study to date.  (A PSA failure is a rise in the blood level of PSA in prostate cancer patients after treatment with radiation or surgery.)

▪
Gland coverage was excellent and the dose delivered to critical structures outside the prostate was well within acceptable limits. (Bice WS, Prestidge BR, “Cesium-131 permanent prostate brachytherapy: The dosimetric analysis of a multi-institutional Phase II trial”.  Brachytherapy 2007(6); 88-89.).

Several other series have been reported that have compared dosimetric parameters (indicators of dose) among Cs-131, Pd-103, and I-125.  These comparative studies have shown a clear advantage to Cesium-131 from a dosimetric point-of-view, in terms of successful gland coverage obtained (typically measured by D90) while keeping unnecessary gland over-dosing (typically measured by V150 or V200) to a minimum (Musmacher JS, et al, "Dosimetric Comparison of Cesium-131 and Palladium-103 for Permanent Prostate Brachytherapy" International Journal of Radiation Oncology Biology Physics, Volume 69, (Supplement 3), 2007, S730-1; Yaparpalvi R, et al, "Is Cs-131 or I-125 or Pd-103 the Ideal Isotope for Prostate Boost Brachytherapy? A Dosimetric View Point." International Journal of Radiation Oncology Biology Physics, Volume 69 (Supplement 3), 2007, S677-8; Sutlief S and Wallner K,   "Cs-131 Prostate Brachytherapy and Treatment Plan Parameters." Medical Physics, Volume 34, 2007, 2431; Kurtzman S, "Dosimetric Evaluation of Permanent Prostate Brachytherapy Using Cs-131 Sources" International Journal of Radiation Oncology Biology Physics, Volume 66 (Supplement 3), S395).

The monotherapy Cs-131 trial will continue to follow patients with annual updates on symptoms and patient long-term survival data.  The Company anticipates maintaining this ongoing monitoring over several years to prove the long-term effectiveness of Cs-131.

The prospective randomized monotherapy trial headed by Dr. Brian Moran of The Chicago Prostate Cancer Center directly compared Cs-131 to I-125 PSA response and treatment related morbidities following brachytherapy for localized carcinoma of the prostate in low to intermediate risk patients.  Dr. Moran concluded that prostate brachytherapy with Cs-131 is effective and well-tolerated; both PSA response and the acute morbidity profile were very encouraging.  Dr. Moran will continue to track these patients in order to collect long-term outcomes.

Recently accepted for publication was the Cs-131 Advisory Group’s (CAG) article entitled “Recommendations for permanent prostate brachytherapy with 131Cs: a consensus report from the Cesium Advisory Group”.  The objective of the article was to provide consensus recommendations for Cs-131 prostate brachytherapy based on experience to date for physicians still unfamiliar with Cs-131.  The recommendations are based on three clinical trials, one of which has completed accrual and has been published in the peer reviewed literature, and combined CAG experience of more than 1,200 Cs-131 implants.  The recommendations from the group are designed to aid practitioners in the safe and effective delivery of Cs-131 prostate brachytherapy.  The Consensus Paper was published in Brachytherapy in the fourth quarter of calendar year 2008.  The CAG is sponsored by the Company.

The Company has also commissioned a dual therapy protocol.  This multi-institutional trial observes the dosimetric characteristics of Cs-131 and health related quality of life (HRQOL) results following combined Cs-131 transperineal permanent prostate brachytherapy and external beam radiotherapy in patients with intermediate to high risk prostate cancer.  This protocol is being conducted to confirm clinically what radiobiological data suggests regarding this treatment modality.  The quantified dosimetric variables collected will be correlated to the reported HRQOL data and ultimately compared to existing data in the literature for similar investigations using I-125 and Pd-103.  Patient enrollment for this study began in April 2007 and 65 patients had been enrolled through June 30, 2009.

In addition to establishing the dosimetric and quality of life impact of Proxcelan Cesium-131 brachytherapy seeds in different treatment modalities, all trials have been designed to collect ongoing PSA results for the purposes of establishing long-term survival rates using Cs-131 seed implant brachytherapy.

Lung Cancer Treatment Options

Lung cancer has historically been treated by surgery and chemotherapy but in recent years various forms of radiation have also been used.  Surgery generally involves removing a portion of the lung or the entire lung.  Chemotherapy may be used either as a primary treatment or a secondary treatment depending on the type and stage of the lung cancer.  External beam radiation therapy is sometimes used as the primary treatment if the tumor cannot be removed by surgery due to the tumor’s location or the patient’s health.

Brachytherapy is now being used in conjunction with surgery to kill small areas of cancer that might be missed during surgery.  The Company believes that Cs-131, with its shorter half-life and high energy, is better suited for treating lung cancer than either I-125 or Pd-103.  The bioabsorbable mesh used in this procedure generally dissolves after about 45 days.  Cs-131 delivers 90% of its dose in 33 days and is therefore well-suited to use with the bioabsorbable mesh in this procedure.

Head and Neck Cancer Treatment Options

Most head and neck cancers are treated with some combination of surgery, chemotherapy, and radiation therapy.  Surgery is the most common option and takes many different forms in an effort to remove any cancerous tissue.  Chemotherapy is often used in conjunction with surgery or radiation therapy depending on the type and stage of the cancer.  External beam radiation therapy and brachytherapy have been used together or in combination with surgery or chemotherapy.

Ocular Melanoma Treatment Options

In addition to brachytherapy to treat ocular melanoma, other treatment options include surgery, external beam radiation, and laser therapy.  Surgery could include removal of part of the iris, a portion of the outer eyeball, or the removal of the entire eyeball.  External beam radiation (including proton beam radiation therapy and stereotactic radiosurgery) involves sending radiation from a source outside the body that is focused on the cancer but has not been as widely used to date for ocular melanoma.  Laser therapy burns the cancerous tissue by using a highly focused, high-energy light beam and is effective for small melanomas near the optic nerve as it causes less nerve damage. (American Cancer Society, 2009)

Brachytherapy using Cs-131, I-125, or Pd-103 is done by placing the seeds in a plaque (shaped like a small cap) that is attached to the eyeball with minute stitches for 2 to 5 days.  The patient generally stays in the hospital until the plaque is removed from the eye.  Brachytherapy cures approximately 9 out of 10 small tumors and can preserve the vision of some patients.  (American Cancer Society, 2009)

Our Strategy

The key elements of IsoRay’s strategy for fiscal year 2010 include:

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

▪
Work with our distribution partner, BrachySciences, to increase prostate market penetration.   With BrachyScience’s additional sales personnel, IsoRay expects to reach an increasing number of centers and physicians across the country that have not had access to a sales representative in their area.  IsoRay received its first order from BrachySciences in August 2009.  The increases from this distribution channel have been slow due to many of the same issues that IsoRay’s direct sales force encounters (e.g. facility license amendments).  However, management believes that distribution sales will become an important sales channel in the future.

▪
Increase utilization of Cs-131 in treatment of other solid tumor applications such as head and neck and lung cancers.  IsoRay Medical has received clearance from the FDA for its Premarket Notification, (510(k)) for Proxcelan™ brachytherapy seeds that are preloaded into bioabsorbable braided strands. This order clears the product for commercial distribution for treatment of lung and head and neck tumors as well as tumors in other organs.  IsoRay has received interest from some physicians who wish to use Cs-131 for other tumor sites including lung, and head and neck, due to the short half life that may potentially help reduce the migration of the radioactivity to the other parts of the body before the treatment dose has been delivered to the tumor.  While Cs-131 brachytherapy seeds themselves have been cleared for these applications since 2003, this current 510(k) allows Cesium-131 seeds to be delivered in a convenient and sterile format that can be implanted without additional seed loading by the facility.  The 510(k) also permits the application of the braided strands onto a bioabsorbable mesh matrix to further facilitate the implant procedure.  The material (mesh) used to hold the flexible suture material in place dissolves within 45 days.  With the treatment dose from Cs-131 being delivered in 33 days, many physicians feel confident that the treatment dose needed to treat the tumor will be delivered prior to the mesh dissolving.  IsoRay will continue to explore joint ventures with other companies to develop the appropriate technologies and therapeutic delivery systems for treatment of other solid tumors such as breast, liver, pancreas, and brain cancers.

▪
Continue to develop an enriched barium manufacturing process.  Working with leading scientists, IsoRay is working to design and create a proprietary process for manufacturing enriched barium, a key source material for Cs-131.  This will ensure adequate future supply of Cs-131 and greater efficiencies in producing the isotope.

▪
Continue to develop data on Cs-131 for treatment of ocular melanoma.    The Company’s first sale for ocular melanoma occurred in late 2007 and periodic sales have occurred since then.  IsoRay is sponsoring a prospective review of the patients treated with Cs-131 to date.  This clinical data is expected to be available for the American Brachytherapy Society annual meeting in the Spring of 2010.  Although the ocular melanoma market is not a large one, this application of Cs-131 shows potential viability for other solid tumors.

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

•
Introduce Proxcelan Cesium-131 brachytherapy seeds to the Canadian and Russian markets.  Health Canada’s Therapeutic Products Directorate has approved IsoRay’s Class 3 Medical Device License Applications for Model CS-1 Proxcelan ™ (Cesium-131) brachytherapy seeds and the Proxcelan™ Sterile Implant Devices containing Model CS-1 Seeds.  This allows IsoRay to market its brachytherapy seeds and related preloaded brachytherapy seeds throughout Canada.  IsoRay will conduct a search to look for a viable distribution partner in Canada.  Approval to market Cesium-131 seeds in Russia was also obtained in 2009; however, the economic downturn in Russia has slowed the Company’s market penetration efforts.  The Company is now focusing on the Canadian and Russian markets and is no longer pursuing sales in the European Union (EU).  Management no longer believes a strategic alliance with IBt, SA, a Belgian company, will be consummated nor will management leverage IBt’s distribution channels in the EU.

▪
Maintain ISO 13485 certification.  In August 2008, the Company obtained its ISO 13485 certification.  This was an important step to allow the Company to register and eventually sell its Proxcelan Cs-131 brachytherapy seeds in Canada and Russia.  The Company completed its registrations of Proxcelan Cs-131 brachytherapy seeds in Canada and Russia during fiscal year 2009.

Products

IsoRay markets the Proxcelan Cs-131 brachytherapy seed for the treatment of prostate cancer, ocular melanomas, and head and neck cancers, and intends to market Cs-131 for the treatment of other malignant disease, such as lung, in the near future.  Additionally, the Company is investigating its ability to market other radioactive isotopes.

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

Isotope Delivery Over Time
Isotope	Half-Life	Energy	90% Dose	Total Dose
Cs-131	9.7 days	30.4 KeV	33 days	115 Gy
Pd-103	17 days	20.8 KeV	58 days	125 Gy
I-125	60 days	28.5 KeV	204 days	145 Gy

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

Barium Enrichment Device.  The Company has retained an independent contractor to develop an enrichment device to produce “enriched barium” having a higher concentration of the Ba-130 isotope than is found in naturally occurring barium.  Irradiating enriched barium will result in higher yields of Cs-131.  The Company anticipates the use of enriched barium will also streamline the manufacturing process and reduce Cs-131 production costs.  The Company’s prototype enrichment device has experienced development delays, is now 18 months beyond its original completion date and is now expected to be tested in the Fall of 2009, but there is no assurance this testing will occur by then or whether it will be successful.  The Company will owe an additional $56,610 to the contractor upon completion of a successful demonstration of the enrichment process and will determine following the demonstration whether the prototype model will be capable of producing sufficient quantities of enriched barium.  If the prototype model will not produce sufficient quantities, then the Company will need to spend $100,000 to $150,000 for a larger production model.

Isotope Suppliers.  Due to the short half-life of both the Ba-131 and Cs-131 isotopes, potential suppliers must be capable of removing irradiated materials from the reactor core on a routine basis for subsequent processing to produce ultra-pure Cs-131.  In addition, the supplier’s nuclear reactor facility must have sufficient irradiation capacity to accommodate barium targets and the nuclear reactors must have sufficient neutron flux to economically produce commercially viable quantities of Cs-131.  Ideally, the irradiation facility will also have a radiochemical separation infrastructure to carry out the initial separation steps.  The Company has identified key reactor facilities in the U.S. and in Russia that are capable of meeting these requirements.  In order to manage the Russian supply more effectively IsoRay entered into an agreement with UralDial, LLC (a Russian LLC) to provide Cs-131 isotope from Russia to the Company’s facility in Richland, WA.  UralDial obtains Cs-131 from two suppliers.  The Company also continues to receive irradiated barium from the MURR reactor located in the United States.  For the fiscal year ended June 30, 2009, approximately sixty-five percent (65%) of our Cs-131 was supplied by one of two Russian supply sources and 35% from domestic sources.

The Company plans to expand Cs-131 manufacturing capability at the MURR reactor but will continue to obtain Cs-131 from multiple suppliers.  Failure to obtain deliveries of Cs-131 from at least one of its Russian suppliers could have a material adverse effect on seed production.  Management believes it will continue to rely solely on its existing suppliers in the near future and shutdowns from these suppliers could cause delays in deliveries and production.

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

In July 2008, IsoRay had its baseline inspection by the FDA at its manufacturing and administrative offices in Richland, WA.  This inspection was carried out over a five day period of time during which the investigator performed a complete inspection following Quality Systems Inspection Techniques (QSIT).  At the end of the inspection no report of deviations from Good Manufacturing Practices or list of observations (form FDA 483) was issued to IsoRay.

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

Automated Manufacturing Process

In fiscal 2009, IsoRay automated certain aspects of its manufacturing line identified by management to provide process efficiencies, cost savings and consistent manufacturing quality.  The Company will continue to evaluate and implement automation in the future that supports process improvement and resource management.   In addition, management plans to implement processes and automation in support of additional treatment sites such as head and neck and lung in 2009-2010.  The Company also has a contract with a third party to outsource certain sub-processes.

Manufacturing Facility

The Company maintains a production facility located at Applied Process Engineering Laboratory (APEL).  The APEL facility became operational in September 2007.  The production facility has over 15,000 square feet and includes space for isotope separation, seed production, order dispensing, a clean room for radiopharmacy work, and a dedicated shipping area.  A description of the lease terms for the APEL facility is located in the Other Commitments and Contingencies section of Item 7 below.  Management believes that the APEL facility will be utilized for manufacturing space through fiscal year 2016 which is the original lease term plus the two three-year renewal options.  Management currently anticipates exercising both three-year renewal options to extend the APEL facility lease through April 2016.

Management no longer believes that the shuttle system at Idaho's Advanced Test Reactor (ATR) will provide the conditions necessary for Cs-131 production.  The facility's capacity is fully allocated to the Navy and management believes it would be difficult to have IsoRay's commercial operations at the same facility as these military operations, even if the shuttle was certified for use in IsoRay operations, which has not occurred.

Repackaging Services

Most brachytherapy manufacturers offer their seed product to the end user packaged in five principal configurations provided in a sterile or non-sterile package depending on the customer’s preference.  These include:

▪	Loose seeds
▪	Pre-loaded needles (loaded typically with three to five seeds and spacers)
▪	Pre-loaded Mick cartridges (fits the Mick applicator)
▪	Strands of seeds (consists of seeds and spacers in a biocompatible “shrink wrap”)
▪	Preloaded Strands (strands loaded into the needle)

In 2008, the Millenium Research Group reported that the estimated market shares for each of the five packaging types are: loose seeds and preloaded loose seeds (8%), Mick cartridges (26%), and all strand configurations including preloaded strands (66%).  Market trends indicate significant movement toward the stranded configuration, as there are some clinical data suggesting less potential for post-implant seed migration when a stranded configuration is used.

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

IsoRay currently has agreements with several independent radiopharmacies to assay, preload, and sterilize loose seeds.  Shipping to independent pharmacies creates additional loss of our isotope through decay. While the Company pre-loads many of its current orders, we have continued to utilize loading services to supplement our own custom preloading operation and to meet the requests of the ordering physicians.

We currently load approximately 95% of Mick cartridges in our own facility which in fiscal year 2009 accounted for approximately 60% of seeds sold.  The remaining approximately 40% of seeds sold are strand configurations including preloaded strands.  During fiscal year 2008, the Company began offering a 100% confirmation assay performed by in-house analytical services.  Providing the assay and ultimately the preloading services in-house allows the Company to eliminate approximately 25% loss in isotope activity due to radioactive decay.  The cost of priority overnight shipment of each order of seeds to a third-party provider is also eliminated.  However, we will continue to utilize the independent radiopharmacies to back up our own preloading operation, to handle periodic increases in demand, and to cater to certain doctors’ preferences.

With a clearance from the FDA for preloading flexible braided strands and bioabsorbable mesh, IsoRay will become the second company in the industry that has 510(k) clearance to preload both the strands and the mesh.  This will allow IsoRay to keep these services in house, reduce costs and provide these services directly to our customers.

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

IsoRay has chosen to identify its proprietary Cs-131 seed with the trademarked brand of “Proxcelan.”  Management is using this brand to differentiate Cs-131 seeds from seeds using the other isotopes.  We continue to target the competing isotope products of iodine and palladium rather than the various manufacturers and distributors of these isotopes.  Using this strategy, the choice of brachytherapy isotopes should be less dependent on the name and distribution strengths of the various iodine and palladium manufacturers and distributors and more dependent on the therapeutic benefits of Cs-131.

The professional and patient market segments each play a role in the ultimate choice of cancer treatment and the specific isotope chosen for seed brachytherapy treatment.  The Company has developed a customized brand message for each audience.  In 2009, the Company’s website www.isoray.com was substantially updated to include sections for clinicians, product information, and resources.  IsoRay also maintains print and visual medias (including physician brochures discussing the clinical advantages of Cs-131, clinical information binders, informational DVDs, single sheet glossies with targeted clinical data, etc.), and advertisements in the leading medical journals.  In addition, the Company attends national professional meetings, including the following:
▪	American Brachytherapy Society (ABS);
▪	American Society for Therapeutic Radiation and Oncology (ASTRO);
▪	Association of American Physicists in Medicine (AAPM); and
▪	Various local chapter meetings.

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

Because of this consumer-driven market factor, we also promote our products directly to the general public.  We target the prostate cancer patient, his spouse, family and care givers.  We emphasize to these segments the specific advantages of the Proxcelan Cesium-131 brachytherapy seed through our websites (located at www.isoray.com and www.proxcelan.com), patient advocacy efforts, informational patient brochures and DVDs with patient testimonials, patient focused informational website (www.proxcelan.com), and advertisements in specific markets supporting brachytherapy.  None of our websites should be considered a part of this report.

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

IsoRay has a direct sales organization to introduce Proxcelan Cesium-131 brachytherapy seeds to radiation oncologists and medical physicists.  Currently IsoRay has four direct sales persons and a VP of Business Development.  These sales people include those experienced in the brachytherapy market and the medical device market.  In 2008, the Company had six direct sales persons and a National Sales Director; however, the Company has experienced some turnover in the sales force due to changes in the sales compensation program, termination of those who failed to sell sufficient amounts of products, and the travel demands required by the position.  The Company is currently actively recruiting one to two additional sales persons.

In 2009, IsoRay entered into an exclusive distribution agreement with BrachySciences to market Cs-131 seeds in the U.S.  BrachySciences has a sales force of approximately 6 sales persons and a manager bringing the total sales personnel selling Proxcelan Cs-131 brachytherapy seeds in the U.S. to approximately 12.  The BrachySciences sales force sold its first Cs-131 prostate implant in August 2009; but it has taken longer than anticipated for BrachySciences’ customers to obtain the license amendments required for the Cs-131 product.

The Company expects to continue to expand its customer base outside the U.S. market, through use of established distributors in the key markets of other countries.  This strategy should reduce the time and expenses required to identify, train and penetrate the key implant centers and establish relationships with the key opinion leaders in these markets.  Using established distributors also should reduce the time spent acquiring the proper radiation handling licenses and other regulatory requirements of these markets.

Reimbursement

Payment for IsoRay products comes from third-party payers including the Centers for Medicare and Medicaid Services (CMS) and private insurance companies.  These payers reimburse the hospitals and clinics via well-established payment procedures.  In 2003, the Company was approved for an initial HCPCS code for Cs-131 brachytherapy seeds.  In July 2007, CMS divided the HCPCS code into two codes for all manufacturers of brachytherapy seeds.  The current method has assigned one HCPCS code for loose seeds and a second HCPCS code for stranded seeds.  Medicare is the most significant U.S. payer for prostate brachytherapy services, and is the payer in approximately 65% of all U.S. prostate brachytherapy cases.

Prostate brachytherapy is typically performed in an outpatient setting, and as such, is covered by the CMS Outpatient Prospective Payment System.  Currently, when charges for the seeds are correctly submitted to CMS, the total cost of the seeds is reimbursed to the hospital or clinic by CMS.  CMS proposed in July 2009 to implement a fixed price per seed reimbursement following the HCPCS methodology.  Its proposal is to pay one price for loose seeds and another for stranded seeds.  Iodine, palladium and cesium would each have their own pricing.  In 2008, CMS previously proposed that a fixed price per seed be used for reimbursement; however, Congress (after postponing a decision on the Medical Bill which included brachytherapy seed reimbursement) voted on July 15, 2008 to continue the pass-through reimbursement for brachytherapy seeds through December 31, 2009.  Management believes that Congress will again intervene to maintain current reimbursement practices.  Other insurance companies have historically followed CMS’s reimbursement policies.

Other Information

Customers

Customers representing ten percent or more of total Company sales for the twelve months ended June 30, 2009 include:

Various Northern California facilities (1)	22.6% of revenue
Chicago Prostate Cancer Center Westmont, IL	12.4% of revenue

(1)
The following facilities located in northern California are used by one doctor (the Company’s Medical Director):  Community Hospital of Los Gatos (8.0% of total revenue), Fremont Surgery Center (5.9%), Mills Peninsula Health Services (3.6%), El Camino Hospital (3.6%) and all others used by this doctor combined (1.5%).

The loss of any of these significant customers would have an adverse effect on the Company’s revenues, which would continue until the Company located new customers to replace them.

Proprietary Rights

The Company relies on a combination of patent, copyright and trademark laws, trade secrets, software security measures, license agreements and nondisclosure agreements to protect its proprietary rights.  Some of the Company’s proprietary information may not be patentable.  The Company has a registered U.S. trademark for Proxcelan.

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

There are specific conditions attached to the assignment of the Cs-131 patent from Lane Bray.  In particular, the associated Royalty Agreement provides for 1% of gross profit payment from seed sales to Lane Bray and 1% of gross profit from any use of the Cs-131 process patent for non-seed products.  If IsoRay reassigns the Royalty Agreement to another company, these royalties increase to 2%.  The Royalty Agreement has an anti-shelving clause which requires IsoRay to return the patent if IsoRay permanently abandons sales of products using the invention.  During fiscal years 2009 and 2008, the Company recorded royalty expense of $20,063 and $21,219, respectively, related to this patent.

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

Research and Development

During the three-year period ended June 30, 2009, IsoRay and its predecessor companies incurred more than $3.7 million in costs related to research and development activities.  The Company expects to continue ongoing research and development activities for the foreseeable future.

Whether successful or not, the Company anticipates ending its major research and development project to develop a proprietary separation process to manufacture enriched barium during fiscal year 2010.  During fiscal year 2009, the Company incurred approximately $39,000 on this project.  The remaining project costs are anticipated to be approximately $100,000 to $150,000 for a production model (if required) in addition to the $56,610 payment to be made for the prototype if the demonstration is successful.

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

In support of IsoRay’s global strategy to expand marketing to Canada and Russia, we initiated the process in fiscal year 2008 to obtain the European CE Mark, Canadian registration, and certification to ISO 13485, an internationally recognized quality system.  European law requires that medical devices sold in any EU Member State comply with the requirements of the European Medical Device Directive (MDD) or the Active Implantable Medical Device Directive (AIMDD).  IsoRay’s products are classified in Europe as an active implantable and are subject to the AIMDD.  Compliance with AIMDD and obtaining a CE Mark involves being certified to ISO 13485 and obtaining approval of the product technical file by a notified body that is recognized by competent authorities of a Member State.  Compliance with ISO 13485 is also required for registration of a company for sale of its products in Canada.  Many of the recognized EU Notified Bodies are also recognized by Health Canada to conduct the ISO 13485 inspections for Canadian registration.  During fiscal year 2009, the Company received its certification to ISO 13485 and obtained approval from Health Canada for its Canadian registration.  The Company is now focusing on the Canadian and Russian markets and is no longer pursuing sales in the European Union (EU).  Management no longer believes a strategic alliance with IBt, SA, a Belgian company, will be consummated nor will management leverage IBt’s distribution channels in the EU.

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

Employees

As of September 14, 2009, IsoRay employed 37 full-time individuals and one part-time individual.  The Company's future success will depend, in part, on its ability to attract, retain, and motivate highly qualified sales, technical and management personnel.  From time to time, the Company may employ independent consultants or contractors to support its research and development, marketing, sales, and administrative organizations.  None of the Company's employees are represented by any collective bargaining unit.  The Company estimates that successful implementation of its growth plan will result in up to three to five additional employees by the end of fiscal year 2010.

In 2008, the Company had six direct sales persons and a National Sales Director; however, the Company has experienced some turnover in the sales force due to changes in the sales compensation program, termination of those who failed to sell sufficient quantities of product, and the travel demands required by the position.  The Company currently has four direct sales persons and a VP, Business Development and is actively recruiting one to two additional sales persons.

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

History has shown the advantage of being the first to market a new brachytherapy product.  For example, Theragenics Corp., which introduced the original Pd-103 seed, currently claims over 59% of the Pd-103 market share (through CR Bard, other distributors, and direct distribution).  (Source:  Millennium Research Corp, 2008).  Although factors other than being first to market contribute to becoming a market leader, the Company believes it has the opportunity to obtain a similar and significant advantage by being the first to introduce a Cs-131 seed.

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

Several companies have obtained regulatory clearance to produce and distribute Pd-103 and I-125 seeds, which compete directly with our seed.  It is possible that three or four of the current I-125 or Pd-103 seed manufacturers (e.g., CR Bard, Oncura, Theragenics, etc.) are capable of producing and marketing a Cs-131 seed, but none have reported efforts to do so.  Best Medical obtained a seed core patent in 1992 that named ten different isotopes, including Cs-131, for use in their seeds.  Best Medical received FDA 510(k) clearance to market a Cs-131 seed on June 6, 1993 but to date has not produced any products for sale.  In addition to the FDA and the NRC, Best Medical would be required to submit a Cs-131 seed to the TG-43 task group of the American Association of Physicists in Medicine to determine the seed’s characteristics such as anisotropy, dose rate constant, etc.  To date there has been no submission to the TG-43 task group for a competing Cs-131 seed.

Additional Growth Opportunities

Management of the Company sees growth opportunities through expansion into international markets and additional treatment applicability to cancers other than prostate.  The Company plans to introduce Cs-131 for prostate brachytherapy initially into Canada and Russia and later into other international markets through partnerships and strategic alliances with channel partners for manufacturing and distribution.

Cs-131 has FDA clearance to be used for treatments for a broad spectrum of cancers including breast, brain, lung, and liver cancer, and the Company believes that a major opportunity exists as an adjunct therapy for the treatment of residual lung, head and neck, and other cancers.  The Company has already begun treating ocular melanoma and is just beginning to treat lung and head and neck tumors.  The Company has had discussions with prominent physicians and is looking at treatments for other cancer sites.

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

Although Cleared To Treat Any Malignant Tissue, Our Sole Product Is Currently Used To Treat Two Types Of Cancer.  Currently, the Proxcelan Cs-131 seed is used exclusively for the treatment of prostate cancer (over ninety-nine percent of our sales) and ocular melanoma (less than one percent of our sales).  We believe the Proxcelan Cs-131 seed will be used to treat other types of cancers (and have treated a single head and neck tumor and a single lung tumor to date), as is currently the case with our competitors’ I-125 and Pd-103 seeds.  However, we believe that clinical data gathered by select groups of physicians under treatment protocols specific to other organs will be needed prior to widespread acceptance of our product for treating other cancer sites.  If our current and future products do not become accepted in treating cancers of other sites, our sales will depend solely on treatment of prostate cancer and will require ever increasing market share to increase revenues.

We Have Increasing Cash Requirements. IsoRay has generated material operating losses since inception.  We expect to continue to experience significant net operating losses.  Due to previous capital investments and substantial cost reductions, management believes cash and cash equivalents on hand at June 30, 2009 will be sufficient to meet our anticipated cash requirements for operations, debt service, and capital expenditure requirements through at least the next twelve months.  If operating costs expand proportionately with revenue increases, other applications are pursued for seed usage outside the prostate market, protocols are expanded to support the integrity of our product, and marketing expenses increase, management believes approximately $1.0 million in monthly revenue will be needed to reach break-even.  This is a decrease from the previous estimate of $1.5 million in monthly revenue due to recent improvements in the Company’s production operating efficiencies and its cost structure implemented by new management.  However, there is no assurance as to when break-even will occur.  If we are unable to generate profits and unable to obtain additional financing to meet our working capital requirements, we may have to curtail our business.

We Rely Heavily On A Limited Number Of Suppliers.  Some materials used in our products are currently available only from a limited number of suppliers.  In fiscal 2009, approximately sixty-five percent (65%) of our Cs-131 was supplied through UralDial from reactors located in Russia.  Unless the Company substantially increases its purchase requirements resulting from significant increases in demand for its product, the cost of Cs-131 in Russia could increase from current pricing.  Our current contract with UralDial terminates in December 2009 and will have to be renegotiated.  Management will seek to negotiate favorable pricing but there is no assurance as to the outcome of these negotiations.

If the development of barium enrichment capabilities is successful, the Company plans to expand Cs-131 manufacturing capability at the MURR reactor in the United States. Reliance on any single supplier increases the risks associated with concentrating isotope production at a single reactor facility which can be subject to unanticipated shutdowns. Failure to obtain deliveries of Cs-131 from multiple sources could have a material adverse effect on seed production and there may be a delay before we could locate alternative suppliers beyond the three currently used.

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

Industry Trends. Several factors which occurred in fiscal 2009 caused our revenues to significantly decline and these factors are still contributing to our failure to improve sales in the prostate market.  Beginning in the Fall of 2008, U.S. consumers significantly curtailed all spending (even for life saving medical procedures) which impacted the brachytherapy industry as a whole.  In February of 2009 noted urologists announced at a medical conference that PSA testing was not as necessary as previously believed.  Their statements were widely publicized.  Management believes that many people have been influenced by these statements to cut back on PSA testing thereby decreasing in the short term the number of procedures performed.  The final factor which occurred was the emergence of IMRT as the preferred treatment alternative as a result of a much higher reimbursement rate to physicians compared to brachytherapy treatments.  Each of these factors is continuing to impact the performance of the Company in the prostate market and the industry as a whole during fiscal 2010 and there is no assurance that they will not continue to impact sales of the Company.

Future Production Increases Will Depend on Our Ability to Acquire Larger Quantities of Cs-131 and Hire More Employees. IsoRay currently obtains Cs-131 through its contract with UralDial and through reactor irradiation of natural barium and subsequent separation of Cs-131 from the irradiated barium targets.  The amount of Cs-131 that can be produced from a given reactor source is limited by the power level and volume available within the reactor for irradiating targets.  This limitation can be overcome by utilizing barium feedstock that is enriched in the stable isotope Ba-130.  However, the number of suppliers of enriched barium is limited and they may be unable to produce this material in sufficient quantities at a reasonable price.

IsoRay has entered into an exclusive agreement (effective through December 31, 2009) with UralDial in Russia to provide Cs-131 in quantities sufficient to supply a significant percentage of future demand for this isotope.  Due to the purchase of enriched barium in June 2007, IsoRay has access to sufficient quantities of enriched barium that may be recycled to increase the production of Cs-131.  Although the UralDial agreement provides for supplying Cs-131 in significant quantities, there is no assurance that this will result in IsoRay gaining access to a continuing sufficient supply of enriched barium feedstock.  If we were unable to obtain supplies of isotopes from Russia in the future, our overall supply of Cs-131 would be reduced significantly unless the Company has a source of enriched barium for utilization in domestic reactors.

We Have Entered Into An Agreement With A Single Distributor For Our Cesium-131 From Russia.  We previously obtained the majority of our Cs-131 from either the Institute of Nuclear Materials (INM) or the Russian Research Institute of Atomic Reactors (RIAR), both of which are located in Russia.  In December 2008, we entered into an agreement with UralDial to purchase Cs-131 directly from UralDial instead of from INM and RIAR.  As a result, we now rely on UralDial to obtain Cs-131 from Russian sources.  UralDial has agreed to maintain at least two Russian sources of its Cs-131, and our agreement with UralDial has lower minimum purchase requirements than our prior agreements with INM and RIAR, and these lower minimum purchase requirements are being met at this time.  Through the UralDial agreement, we have obtained set pricing for our Russian Cs-131 through the end of 2009.  There can be no guarantee that UralDial will always be able to supply us with sufficient Cs-131, which could be due in part to risks associated with foreign operations and beyond our and UralDial's control, and if we were unable to obtain supplies of isotopes from Russia in the future, our overall supply of Cs-131 would be reduced significantly unless we have a source of enriched barium for utilization in domestic reactors.

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

We Have Limited Data on the Clinical Performance of Cs-131.  As of July 31, 2009, the Proxcelan Cs-131 seed has been implanted in over 4,000 patients and research papers are being published on the use of the Proxcelan seed.  However, we have less statistical data than is available for I-125 and Pd-103 seeds.  While this limited data may prevent us from drawing statistically significant conclusions, the side effects experienced by these patients were less severe than side effects observed in seed brachytherapy with I-125 and Pd-103 and in other forms of treatment such as radical prostatectomy.  These early results indicate that the onset of side effects generally occurs between one and three weeks post-implant, and the side effects are resolved between five and eight weeks post-implant, more quickly than the resolution of side effects that occur with competing seeds or with other forms of treatment.  These limited findings support management’s belief that the Cs-131 seed will result in less severe side effects than competing treatments, but we may have to gather data on outcomes from additional patients before we can establish statistically valid conclusions regarding the incidence of side effects from our seeds.

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

The Value Of Our Granted Patents, and Our Patents Pending, Is Uncertain.  Although our management strongly believes that our patent on the process for producing Cs-131, our patents on additional methods for producing Cs-131 and other isotopes, our patent pending on the manufacture of the brachytherapy seed, and anticipated future patent applications, which have not yet been filed, have significant value, we cannot be certain that other like-kind processes may not exist or be discovered, that any of these patents is enforceable, or that any of our patent applications will result in issued patents.

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

Our Ability To Operate In Foreign Markets Is Uncertain.  Our future growth will depend in part on our ability to establish, grow and maintain product sales in foreign markets, particularly in Canada and Russia.  However, we have limited experience in marketing and distributing products in other countries.  Any foreign operations would subject us to additional risks and uncertainties, including our customers’ ability to obtain reimbursement for procedures using our products in foreign markets; the burden of complying with complex and changing foreign regulatory requirements; speedy delivery requirements due to the short half-life of our product; language barriers and other difficulties in providing long-range customer service; potentially longer accounts receivable collection times; significant currency fluctuations, which could cause third-party distributors to reduce the number of products they purchase from us because the cost of our products to them could fluctuate relative to the price they can charge their customers; reduced protection of intellectual property rights in some foreign countries; and the possibility that contractual provisions governed by foreign laws would be interpreted differently than intended in the event of a contract dispute.  Any future foreign sales of our products could also be adversely affected by export license requirements, the imposition of governmental controls, political and economic instability, trade restrictions, changes in tariffs, and difficulties in staffing and managing foreign operations.  Many of these factors may also affect our ability to import Cs-131 from Russia under our contract with UralDial.

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

Our Reporting Obligations As A Public Company Are Costly.  Operating a public company involves substantial costs to comply with reporting obligations under federal securities laws that are continuing to increase as provisions of the Sarbanes Oxley Act of 2002 are implemented.  As a smaller reporting company, the Company needs to implement additional provisions of the Sarbanes Oxley Act during fiscal year 2010.  These reporting obligations will increase our operating costs.

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

Our Reduced Stock Price May Adversely Affect Our Liquidity.  Our common stock has been trading at less than $1.00 per share periodically in recent months.  Many market makers are reluctant to make a market in stock with a trading price of less than $1.00 per share.  To the extent that we have fewer market makers for our common stock, our volume and liquidity will likely decline, which could further depress our stock price.

Future Sales By Shareholders, Or The Perception That Such Sales May Occur, May Depress The Price Of Our Common Stock. The sale or availability for sale of substantial amounts of our shares in the public market, including shares issuable upon conversion of outstanding preferred stock or exercise of common stock warrants and options, or the perception that such sales could occur, could adversely affect the market price of our common stock and also could impair our ability to raise capital through future offerings of our shares.  As of June 30, 2009, we had 22,942,088 outstanding shares of common stock, and the following additional shares were reserved for issuance: 2,708,166 shares upon exercise of outstanding options, 3,216,644 shares upon exercise of outstanding warrants, and 59,065 shares upon conversion of preferred stock.  Any decline in the price of our common stock may encourage short sales, which could place further downward pressure on the price of our common stock and may impair our ability to raise additional capital through the sale of equity securities.

The Issuance Of Shares Upon Exercise Of Derivative Securities May Cause Immediate And Substantial Dilution To Our Existing Shareholders.  The issuance of shares upon conversion of the preferred stock and the exercise of common stock warrants and options may result in substantial dilution to the interests of other shareholders since these selling shareholders may ultimately convert or exercise and sell all or a portion of the full amount issuable upon exercise.  If all derivative securities were converted or exercised into shares of common stock, there would be approximately an additional 6,000,000 shares of common stock outstanding as a result.  The issuance of these shares will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

As a smaller reporting company, the Company is not required to provide Item 1B disclosure in this Annual Report.

ITEM 2 – PROPERTIES

The Company’s executive offices are located at 350 Hills Street, Suite 106, Richland, WA 99354, (509) 375-1202, where IsoRay currently leases approximately 16,400 square feet of office and laboratory space for approximately $23,500 per month plus monthly janitorial expenses of approximately $460 from Energy Northwest, the owner of the Applied Process Engineering Laboratory (the APEL facility).  The Company is not affiliated with this lessor.  The monthly rent is subject to annual increases based on the Consumer Price Index.  The current lease was entered into in May 2007, expires on April 30, 2010, and has two three-year renewal options.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Articles of Incorporation provide that the Company has the authority to issue 200,000,000 shares of capital stock, which are currently divided into two classes as follows: 194,000,000 shares of common stock, par value of $0.001 per share; and 6,000,000 shares of preferred stock, par value of $0.001 per share.  As of September 14, 2009, we had 22,942,088 outstanding shares of Common Stock and 59,065 outstanding shares of Preferred Stock.

On April 19, 2007, our common stock began trading on the American Stock Exchange (now the NYSE Amex) under the symbol "ISR."  Even though we have obtained our NYSE Amex listing, there is still limited trading activity in our securities.

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for our common stock as reported on the NYSE Amex.

Year ended June 30, 2009	High	Low
First quarter	$0.90	$0.35
Second quarter	0.70	0.20
Third quarter	0.32	0.15
Fourth quarter	0.39	0.19

Year ended June 30, 2008	High	Low
First quarter	$5.20	$3.44
Second quarter	3.51	1.85
Third quarter	2.27	1.00
Fourth quarter	1.00	0.55

The Company has never paid any cash dividends on its Common Stock and does not plan to pay any cash dividends in the foreseeable future.  On February 1, 2007, the Board of Directors declared a dividend on the Series B Preferred Stock of all outstanding and cumulative dividends through December 31, 2006.  There is no Series A Preferred Stock outstanding.  The total Series B accrued dividends of $38,458 were paid on February 15, 2007.   At June 30, 2009, there were 59,065 Series B preferred shares outstanding and cumulative dividends in arrears were $26,565.  There is no Series A Preferred Stock outstanding.

As of September 14, 2009, we had approximately 320 shareholders of record, exclusive of shares held in street name.

Equity Compensation Plans

On May 27, 2005, the Company adopted the 2005 Stock Option Plan (the Option Plan) and the 2005 Employee Stock Option Plan (the Employee Plan), pursuant to which it may grant equity awards to eligible persons.  On August 15, 2006, the Company adopted the 2006 Director Stock Option Plan (the Director Plan) pursuant to which it may grant equity awards to eligible persons.  Each of the Plans has subsequently been amended.  The Option Plan allows the Board of Directors to grant options to purchase up to 1,800,000 shares of common stock to directors, officers, key employees and service providers of the Company, and the Employee Plan allows the Board of Directors to grant options to purchase up to 2,000,000 shares of common stock to officers and key employees of the Company.  The Director Plan allows the Board of Directors to grant options to purchase up to 1,000,000 shares of common stock to directors of the Company.  Options granted under all of the Plans have a ten year maximum term, an exercise price equal to at least the fair market value of the Company’s common stock (based on the trading price on the NYSE Amex) on the date of the grant, and with varying vesting periods as determined by the Board.

As of June 30, 2009, the following options had been granted under the option plans.

	Number of	Weighted-	Number of
	securities to	average	securities
	be issued on	exercise	remaining
	exercise of	price of	available for
	outstanding	outstanding	future
	options,	options,	issuance
	warrants,	warrants,	under equity
	and rights	and rights	compensation
Plan Category	#	$	plans
Equity compensation plans approved by shareholders	N/A	N/A	N/A
Equity compensation plans not approved by shareholders	2,708,166	$2.08	1,225,051

Total	2,708,166	$2.08	1,225,051

Issuer Purchases of Equity Securities

In June 2008, the Board of Directors of IsoRay authorized the repurchase of up to 1,000,000 shares of the Company’s common stock (FY2009 Plan).  The FY2009 Plan expired on June 30, 2009.  The table below shows the activity in the FY2009 Plan from inception to June 30, 2009.  There were no shares purchased during fiscal year 2008 other than in June 2008 and no shares purchased during fiscal year 2009 other than in July 2009.

FY 2009 PLAN

				Total Number of Shares Purchased	Maximum Number of Shares that
Period		Total Number	Average Price	as Part of Publicly	May Yet be Purchased
Beginning	Ending	of Shares Purchased	Paid per Share	Announced Plan	Under the Plan (1)
June 1, 2008	June 30, 2008	5,000	$0.731	5,000	995,000
July 1, 2008	July 31, 2008	8,200	$0.577	13,200	986,800
Total		13,200	$0.636	13,200	986,800

(1)	In June 2008, the Company announced a new stock repurchase plan to purchase up to 1,000,000 shares of the Company's common stock. The Plan expired on June 30, 2009.

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

Short-Term Investments

The Company invests certain excess cash in marketable securities consisting primarily of commercial paper, auction rate securities, certificates of deposit, and money market funds.  The Company classifies all debt securities as “available-for-sale” and records the debt securities at fair value with unrealized gains and temporary unrealized losses included in other comprehensive income/loss within shareholders’ equity, if material.  Declines in fair values that are considered other than temporary are recorded in the Consolidated Statements of Operations.

Fair Value of Financial Instruments

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

At June 30, 2009, all of the Company’s financial assets and liabilities are accounted and reported at fair value using Level 1 inputs.

Also effective July 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.  The statement allows entities to value many financial instruments and certain other items at fair value.  SFAS 159 provides guidance over the election of the fair value option, including the timing of the election and specific items eligible for the fair value accounting.  If the fair value option is elected then unrealized gains and losses are reported in earnings at each subsequent reporting date.  The Company elected not to measure any additional financial instruments or other items at fair value as of July 1, 2008 in accordance with SFAS 159.  Accordingly, the adoption of SFAS 159 did not impact our consolidated financial statements.  The Company did elect to fair value its ARS rights that were received in October 2008 and exercised in January 2009 in accordance with SFAS 159.

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

Management of the Company periodically reviews the net carrying value of all of its equipment on an asset by asset basis.  These reviews consider the net realizable value of each asset to determine whether an impairment in value has occurred, and the need for any asset impairment write-down.

Although management has made its best estimate of the factors that affect the carrying value based on current conditions, it is reasonably possible that changes could occur which could adversely affect management's estimate of net cash flows expected to be generated from its assets, and necessitate asset impairment write-downs.

Deferred Financing Costs

Financing costs related to the acquisition of debt are deferred and amortized over the term of the related debt using the effective interest method. Deferred financing costs include the fair value of common shares issued to certain shareholders for their guarantee of certain Company debt in accordance with Accounting Principles Board (APB) Opinion No. 21, Interest on Receivables and Payables and Emerging Issues Task Force (EITF) Issue No. 95-13, Classification of Debt Issue Costs in the Statement of Cash Flows.  The value of the shares issued was the estimated market price of the shares as of the date of issuance.  Amortization of deferred financing costs, totaling $37,035 and $30,504 for the years ended June 30, 2009 and 2008, respectively, is included in financing expense on the statements of operations.

Licenses

Amortization of licenses is computed using the straight-line method over the estimated economic useful lives of the assets.  In fiscal year 2006, the Company entered into an agreement with IBt, SA, a Belgian company (IBt) to use IBt’s proprietary “Ink Jet” production process and its proprietary polymer seed technology for use in brachytherapy procedures using Cesium-131 (Cs-131).  The Company paid license fees of $225,000 and $275,000 during fiscal years 2008 and 2006, respectively.  During fiscal year 2009, the Company determined that the entire remaining value of the IBt license was impaired and recorded an impairment charge of $425,434.

Amortization of licenses was $30,067 and $43,452 for the years ended June 30, 2009 and 2008, respectively.  Based on the licenses recorded at June 30, 2009, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for each fiscal year ending June 30 is expected to be as follows:  $11,867 for 2010, $0 for all years thereafter.

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

Based on the patents and other intangible assets recorded in other assets at June 30, 2009, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for each fiscal year ending June 30 is expected to be as follows: $16,861 for 2010, $15,139 for 2011, $15,139 for 2012, $15,139 for 2013, $15,139 for 2014, and $157,768 thereafter.

Asset Retirement Obligation

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

During the years ended June 30, 2009 and 2008, the asset retirement obligations changed as follows:

	2009	2008
Beginning balance	$506,005	$131,142
New obligation	–	473,096
Settlement of existing obligation	–	(135,120)
Accretion of discount	47,466	36,887

Ending balance	$553,471	$506,005

Because the Company does not expect to incur any expenses related to its asset retirement obligations in fiscal year 2010, the entire balance as of June 30, 2009 is classified as a noncurrent liability.

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

The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, notes payable, and capital lease obligations, approximated their fair values at June 30, 2009 and 2008.

Revenue Recognition

The Company applies the provisions of SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. SAB No. 104 provides guidance on the recognition, presentation and disclosure of revenue in financial statements.  SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies.  The Company recognizes revenue related to product sales when (i) persuasive evidence of an arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

Revenue for the fiscal years ended June 30, 2009 and 2008 was derived solely from sales of the Proxcelan Cs-131 brachytherapy seed, which is used in the treatment of cancer.  The Company recognizes revenue once the product has been shipped to the customer.  Prepayments, if any, received from customers prior to the time that products are shipped are recorded as deferred revenue. In these cases, when the related products are shipped, the amount recorded as deferred revenue is then recognized as revenue.  The Company accrues for sales returns and other allowances at the time of shipment.  Although the Company does not have an extensive operating history upon which to develop sales returns estimates, we have used the expertise of our management team, particularly those with extensive industry experience and knowledge, to develop a proper methodology.

Stock-Based Compensation

The Company measures and recognizes expense for all share-based payments at fair value.  The Company uses the Black-Scholes option valuation model to estimate fair value for all stock options on the date of grant.  For stock options that vest over time, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award.

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

On July 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48).  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 Accounting for Income Taxes, prescribing a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return.  In the course of its assessment, management has determined that the Company, its subsidiary, and its predecessors are subject to examination of their income tax filings in the United States and state jurisdictions for the 2005 through 2008 tax years.  In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

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

Income (Loss) Per Common Share

Basic earnings per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents.  Common stock equivalents, including warrants and options to purchase the Company's common stock, are excluded from the calculations when their effect is antidilutive.  At June 30, 2009 and 2008, the calculation of diluted weighted average shares does not include preferred stock, common stock warrants or options that are potentially convertible into common stock as those would be antidilutive due to the Company’s net loss position.

Securities that could be dilutive in the future as of June 30, 2009 and 2008 are as follows:

	2009	2008
Preferred stock	59,065	59,065
Common stock warrants	3,216,644	3,245,082
Common stock options	2,708,166	2,803,393

Total potential dilutive securities	5,983,875	6,107,540

Subsequent Events

Effective April 1, 2009, the Company adopted SFAS No. 165, Subsequent Events.  This Statement establishes the accounting for, and disclosure of, material events that occur after the balance sheet date, but before the financial statements are issued.  In general, these events will be recognized if the condition existed at the date of the balance sheet, and will not be recognized if the condition did not exist at the balance sheet date.  Disclosure is required for nonrecognized events if required to keep the financial statements from being misleading.  The guidance in this Statement is very similar to current guidance provided in accounting literature and, therefore, will not result in significant changes in practice.  Subsequent events have been evaluated through the date our financial statements were issued—the filing time and date of our 2009 Annual Report on Form 10-K.

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

Results of Operations

Financial Presentation

The following sets forth a discussion and analysis of the Company’s financial condition and results of operations for the two years ended June 30, 2009 and 2008.  This discussion and analysis should be read in conjunction with our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.  The following discussion contains forward-looking statements.  Our actual results may differ significantly from the results discussed in such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Item 1A — Risk Factors,” beginning on page 24 of this Annual Report on Form 10-K.

Year ended June 30, 2009 compared to year ended June 30, 2008

Product sales.  Sales for the year ended June 30, 2009 were $5,417,815 compared to sales of $7,158,690 for the year ended June 30, 2008.  The decrease of $1,740,875 or 24% was mainly due to decreased sales volume of the Company’s Proxcelan Cs-131 brachytherapy seeds along with an increased percentage of loose seed sales as compared to stranded and a lower average invoice price due to physicians using less seeds.  Loose seeds (including seeds loaded in Mick cartridges) sell at a lower price than stranded due to the additional processing time and expense required for stranded seeds.  About 3% of the decrease is due to physicians ordering less seeds per implant as they have become more efficient with use of the isotope and its characteristics.  The Company will need to increase the number of total implants to increase sales.  Management believes that other treatment options with higher reimbursement rates, such as IMRT, put pressure on Proxcelan Cs-131 seed sales as well as other brachytherapy seed sales.  During the year ended June 30, 2009 the Company sold its Cs-131 seeds to 72 different medical centers as compared to 99 centers during the fiscal year ended June 30, 2008.

Cost of product sales.  Cost of product sales were $5,771,147 for the year ended June 30, 2009 which represents a decrease of $1,538,977 or 21% compared to cost of product sales of $7,310,124 for the year ended June 30, 2008.  Materials expense decreased approximately $631,000 mainly due to ordering and using less isotope in the year ended June 30, 2009 compared to the year ended June 30, 2008.  Personnel expenses, including payroll, benefits, and related taxes, decreased approximately $603,000 due to a reduction in the average production headcount levels.  Preload expenses decreased approximately $378,000 due to lower sales volumes and due to increased in-house loading.  Small tools expenses decreased approximately $90,000 mainly due to expensing items in the prior year that were part of equipping the new facility that became operational in September 2007.  Share-based compensation decreased approximately $92,000 mainly due to the forfeiture of unvested options by the Company’s former EVP-Operations.

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

During the year ended June 30, 2008, the Company removed all radioactive residuals and tenant improvements from its old production facility and returned the facility to the lessor.  The Company had an asset retirement obligation of $135,120 accrued for this facility but total costs incurred to decommission the facility were $274,163 resulting in an additional expense of $139,043 that is included in cost of products sold for the year ended June 30, 2008.  This additional expense incurred in the year ended June 30, 2008 was mainly due to unanticipated construction costs to return the facility to its previous state.  The Company originally believed that the lessor would retain many of the leasehold improvements in the building, but instead required their removal.

Gross loss.  Gross loss was $353,332 for the year ended June 30, 2009.  This represents an increase of $201,898 or 133% over the prior year’s gross loss of $151,434.  Included in the gross loss for the year ended June 30, 2009 is the one-time IBt license impairment loss of $425,434.  Without this one-time expense, the Company would have recognized a gross margin of $72,102 for the year ended June 30, 2009.  Included in the gross loss for the year ended June 30, 2008 is the one-time decommissioning expense of $139,043.  Without this one-time expense, the Company would have recognized a gross loss of $12,391 for the year ended June 30, 2008.

Research and development expenses.  Research and development expenses for the year ended June 30, 2009 were $958,665 which represents a decrease of $399,410 or 29% less than the research and development expenses of $1,358,075 for the year ended June 30, 2008.  The major components of the decrease were personnel, consulting, and travel expenses.  Personnel expenses, including payroll, benefits, and related taxes, decreased approximately $172,000 due to lower headcount.  Consulting expenses decreased approximately $455,000 as the Company’s project to improve the efficiency of isotope production is currently progressing slowly and the Company has discontinued most funding until the final prototype testing trial.  Travel expenses decreased approximately $44,000 due to less international travel than occurred in the prior year.  These decreases were partially offset by an increase in protocol expenses of approximately $217,000 mainly due to the Company’s dual-therapy study and its continued monitoring and updating of the mono-therapy study.  Also in the year ended June 30, 2009, the Company finalized its on-going strategy regarding foreign patents and trademarks and wrote-off $85,818 of previously capitalized costs.  The Company had pursued prosecution of these patents and trademarks in various foreign countries including Australia, Japan, and China; however, the Company no longer believes that pursuing patents and trademarks in these foreign countries is fundamental to its business strategy.

Sales and marketing expenses.  Sales and marketing expenses were $2,365,973 for the year ended June 30, 2009.  This represents a decrease of $1,359,191 or 36% compared to the year ended June 30, 2008 when sales and marketing expenses were $3,725,164.  Personnel expenses, including payroll, benefits, and related taxes, decreased approximately $603,000 due to a lower sales headcount and lower commissions due to lower revenues and a revised sales compensation plan that was originally introduced in April 2008 and subsequently amended in October 2008.  Travel expenses also decreased approximately $148,000 due to the decrease in average headcount.  Consulting expenses decreased approximately $214,000, mainly due to reduced reliance on third-parties as part of the Company’s expense reduction initiatives.  Marketing and advertising decreased approximately $179,000 as during the prior year the Company updated its marketing literature to incorporate new data published from the protocols, developed additional websites for patients and doctors, and updated its sales booth.  Share-based compensation decreased approximately $90,000 due to the forfeiture of unvested options.

General and administrative expenses.  General and administrative expenses for the year ended June 30, 2009 were $2,792,611 compared to general and administrative expenses of $3,568,048 for the year ended June 30, 2008.  The decrease of $775,437 or 22% is primarily due to decreases in personnel costs, public company expenses, share-based compensation, legal expenses, and travel expenses partially offset by increases in consulting and bad debt allowance.  Personnel costs decreased approximately $452,000 mainly due to the resignation of the Company’s CEO in February 2008 and lower headcounts.  The Company’s new CEO was a consultant from March 2008 through February 2009 and became an employee in March 2009.  Public company expenses decreased approximately $124,000 due to lower investor relations costs partially offset by increased board compensation.  Legal expenses decreased by approximately $211,000 as in the year ended June 30, 2008 the Company incurred legal fees for contract drafting and review of the Company’s interest in UralDial, the IBt strategic global alliance agreements, settlement agreements with former officers and directors, and for mediation costs.  These decreased legal costs were partially offset by legal fees incurred in settling a lawsuit with a former employee.  Travel expenses also decreased approximately $65,000.  These decreases were partially offset by increased expense related to bad debt allowance of approximately $54,000 and increased consulting expenses of approximately $100,000 mainly due to compensation paid to the Company’s interim CEO and the costs of the Company’s ISO 13458 and CE mark audit that was conducted in July 2008.

Operating loss.  The Company continues to focus its resources on improving sales while retaining the necessary administrative infrastructure to increase the level of demand for the Company’s product.  These objectives and resulting costs have resulted in operating losses since the Company’s inception.  For the year ended June 30, 2009, the Company had an operating loss of $6,470,581 which is a decrease of $2,332,140 or 26% below the operating loss of $8,802,721 for the year ended June 30, 2008.

Interest income.  Interest income was $111,047 for the year ended June 30, 2009 compared to interest income of $612,077 for the year ended June 30, 2008.  Interest and investment income is mainly derived from excess funds held in money market and investment accounts.  The decrease of $501,030 or 82% was due to the lower average cash and short-term investment balances during the year ended June 30, 2009 and decreased interest rates.

Gain (loss) on the fair value of short-term investments.    The gain of $274,000 for the year ended June 30, 2009 is due to the receipt of the Company’s rights related to its auction rate securities (ARS) issued by its broker in October 2008.  The gain is calculated as the fair value amount of the put rights as estimated on the date of receipt plus the changes in their fair value offset by additional realized losses on the Company’s ARS.

Financing and interest expense.  Financing and interest expense for the year ended June 30, 2009 was $75,307 or a decrease of $17,556 or 19% compared to financing expense of $92,863 for the year ended June 30, 2008.  Included in financing expense is interest expense of approximately $38,000 and $62,000 for the years ended June 30, 2009 and 2008, respectively.  The decrease is due to the lower average debt balances in the year ended June 30, 2009.  The remaining balance of financing expense represents the amortization of deferred financing costs.

Liquidity and capital resources.  We have historically financed our operations through the sale of common stock and related warrants.  During fiscal year 2009, the Company primarily used existing cash reserves to fund its operations and capital expenditures.

Cash flows from operating activities

Cash used in operating activities was approximately $3.9 million in fiscal year 2009 compared to approximately $7.7 million in fiscal year 2008, a decrease of approximately $3.8 million.  Cash used by operating activities is net loss adjusted for non-cash items and changes in operating assets and liabilities.

Cash flows from investing activities

Cash provided by investing activities was approximately $2.2 million and $2.5 million for the years ended June 30, 2009 and 2008, respectively.  Cash expenditures for fixed assets were approximately $58,000 in fiscal year 2009 and approximately $3.1 million in fiscal year 2008 (due to completing our current production facility).  The Company sold its remaining auction rate securities in January 2009 which generated $4.0 million of cash proceeds.  The Company reinvested most of these proceeds in money market funds and certificates of deposit with maturities of less than 3 months which are classified as cash equivalents on the balance sheet.

Cash flows from financing activities

Cash used in financing activities was approximately $102,000 for the year ended June 30, 2009 and was used mainly for payments of debt and capital leases.

Projected 2010 Liquidity and Capital Resources

At June 30, 2009, cash and cash equivalents amounted to $2,990,744 and short-term investments amounted to $1,679,820 compared to $4,820,033 of cash and cash equivalents and $3,726,000 of short-term investments at June 30, 2008.

The Company had approximately $3.3 million of cash and $960,000 of short-term investments as of September 14, 2009.  As of that date management believed that the Company’s monthly required cash operating expenditures were approximately $350,000 which represents a significant decrease of approximately $150,000 to $200,000 from average monthly expenses in fiscal year 2008.  Management believes that less than $100,000 will be spent on capital expenditures for the entire fiscal year 2010, but there is no assurance that unanticipated needs for capital equipment may not arise.

The Company’s loan with BFEDD matures in fiscal year 2010 and will be paid in full by the end of the second quarter.  The balance of the loan at June 30, 2009 was $115,898 and is included in current liabilities.

If the Company is able to complete its major research and development project to develop a proprietary separation process to manufacture enriched barium, this process should improve isotope production efficiency during fiscal year 2010.  The Company will owe an additional $56,610 to the contractor upon completion of a successful demonstration of the enrichment process.  Once a successful demonstration of the enrichment process has occurred, the Company will have to decide if the smaller test model will produce sufficient quantities of enriched barium or if an additional investment of $100,000 to $150,000 will be required to build a larger production model.

During fiscal year 2010, the Company intends to continue its existing protocol studies and begin new protocol studies on lung cancer treatment using Cs-131.  Currently, the Company has budgeted approximately $220,000 in fiscal year 2010 for protocol expenses relating to lung cancer as well as continued work on the dual therapy and mono therapy prostate protocols.

Assuming operating costs expand proportionately with revenue increases, we continue pursuing other applications for seed usage outside the prostate market, protocols are continued supporting the integrity of our product and sales and marketing expenses remain steady, management believes the Company will reach breakeven with revenues of approximately $1.0 million per month.

Based on the foregoing assumptions, management believes cash, cash equivalents, and short-term investments on hand at June 30, 2009 will be sufficient to meet our anticipated cash requirements for operations, debt service, and capital expenditure requirements through at least the next twelve months.  Management’s plans to attain breakeven and generate additional cash flows include increasing revenues from both new and existing customers (through our direct sales channels and through our distributors), expanding into other market applications which initially will include head and neck and lung, and maintaining cost control.  However, there can be no assurance that the Company will attain profitability or that the Company will be able to attain its revenue targets.  If we do not experience the necessary increases in sales or if we experience unforeseen manufacturing constraints, we may need to obtain additional funding.

The Company expects to finance its future cash needs through solicitation of warrant holders to exercise their warrants, the sale of equity securities and possibly strategic collaborations or debt financing or through other sources that may be dilutive to existing shareholders.  If the Company needs to raise additional money to fund its operations, funding may not be available to it on acceptable terms, or at all. If the Company is unable to raise additional funds when needed, it may not be able to market its products as planned or continue development and regulatory approval of its future products.  If the Company raises additional funds through warrant exercises or equity sales, these sales may be dilutive to existing investors.

Long-Term Debt and Capital Lease Agreements

The Company has two loan facilities in place as of June 30, 2009.  The first loan is from the Benton-Franklin Economic Development District (BFEDD) in an original principal amount of $230,000 and was funded in December 2004.  It bears interest at eight percent and has a final balloon payment due in October 2009, which the Company intends to pay in full at that time.  As of June 30, 2009, the principal balance owed was $115,898.  This loan is secured by certain equipment, materials and inventory of IsoRay, and also required personal guarantees, for which the guarantors were issued approximately 70,455 shares of common stock.  The second loan is from the Hanford Area Economic Investment Fund Committee (HAEIFC) and was originated in June 2006.  The loan originally had a total facility of $1,400,000 which was reduced in September 2007 to the amount of the Company’s initial draw of $418,670.  The principal balance owed on the loan as of June 30, 2009 was $221,562.  This loan is secured by receivables, equipment, materials and inventory, and certain life insurance policies and also required personal guarantees.  The final payment on the HAEIFC loan will be due in September 2013.

The Company is in violation of certain covenants of the BFEDD loan as of June 30, 2009.  The Company has not requested a waiver as the loan is due in less than six months and is classified as current on the Company’s balance sheet.  The Company is currently in violation of the covenants regarding paying officers in excess of $100,000 per year, paying rent in excess of $45,000 per year at its current location, and repurchasing any of its outstanding stock.  Under the terms of the loan agreement, BFEDD can raise the interest rate to 13 percent or request repayment of the entire amount outstanding after giving the Company 15 days notice.  If BFEDD were to take these measures, the Company would immediately repay the remaining balance of the loan.

HAEIFC has granted the Company a waiver from enforcing a fixed charge coverage ratio.  The waiver is effective through June 30, 2010.

The Company no longer has any capital leases as of June 30, 2009.

Other Commitments and Contingencies

On May 2, 2007, Medical entered into a lease for its new production facility with Energy Northwest, the owner of the Applied Process Engineering Laboratory (the APEL lease).  The APEL lease has a three-year term expiring on April 30, 2010, an option to renew for two additional three-year terms, and original monthly rent of approximately $26,700, subject to annual increases based on the Consumer Price Index, plus monthly janitorial expenses of approximately $700.  This new facility became operational in September 2007.  Due to a reduction in some lab and office space at APEL, the rent has been reduced to approximately $23,500 per month plus monthly janitorial expenses of approximately $460.

Future minimum lease payments under operating leases, including the two three-year renewals of the APEL lease, are as follows:

Year ending June 30,
2010	$305,908
2011	302,235
2012	290,993
2013	288,467
2014	288,467
Thereafter	528,857

$2,004,927

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

In November 2008, a subsidiary of the Company entered into a written contract with a contractor based in the Ukraine to formalize a research and development project originally begun over three years ago to develop a proprietary separation process to manufacture enriched barium.  There is no assurance that this process can be developed.  The contract called for an initial payment of $17,800 and a payment of $56,610 upon completion of a successful demonstration.  The Company’s initial demonstration has been postponed due to an electrical problem that damaged equipment and due to economic difficulties in the Ukraine that have protracted the contractor’s efforts.  The Company anticipates that the device will be tested in the Fall of 2009 but there is no assurance this testing will occur by then or whether it will be successful.  After a successful demonstration, the Company will decide if the prototype model will produce sufficient quantities of enriched barium or if a larger production model will need to be built for an additional $100,000 to $150,000.

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

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  It was effective November 15, 2008, following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The adoption of this statement did not have a material effect on the Company’s financial statements.

The FASB issued SFAS No. 168, The FASB Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement 162, in late June 2009.  The FASB Accounting Standards Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) and will supersede all then-existing non-SEC accounting and reporting standards on the effective date, September 15, 2009.  The Codification will not change GAAP, but consolidates it into a logical and consistent structure.  The Company will be required to revise our references to GAAP in our financial statements beginning with the first quarter of fiscal year 2010.

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

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2009.  Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the SEC under the Exchange Act.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  However, management believes that our system of disclosure controls and procedures is designed to provide a reasonable level of assurance that the objectives of the system will be met.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2009.

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

ITEM 9B – OTHER INFORMATION

There were no items required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year ended June 30, 2009 that have not been already disclosed on a Form 8-K filed with the SEC.

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

Executive Officers and Directors

The executive officers and directors serving the Company as of June 30, 2009 were as follows:

Name	Age	Position Held	Term*

Dwight Babcock	61	Chairman, Chief Executive Officer	Annual
Jonathan Hunt	42	Chief Financial Officer, Treasurer
Lori Woods	47	Chief Operating Officer
Robert Kauffman	68	Vice-Chairman	Annual
Thomas LaVoy	49	Director	Annual
Albert Smith	65	Director	Annual

* For directors only

Dwight Babcock – Mr. Babcock was appointed CEO of the Company on February 18, 2009.  He was previously appointed Chairman and Interim CEO of the Company on February 26, 2008 and has served as a Director of the Company since 2006.  Mr. Babcock has served as Chairman and Chief Executive Officer of Apex Data Systems, Inc., an information technology company, since 1975.  Apex Data Systems automates the administration and claims adjudication needs of insurance companies both nationally and internationally.  Mr. Babcock was formerly President and CEO of Babcock Insurance Corporation (BIC) from 1974 until 1985.  BIC was a nationally recognized third party administrator operating within 35 states.  Mr. Babcock has knowledge and experience in the equity arena and has participated in various activities within the venture capital, private and institutional capital markets.  Mr. Babcock studied marketing and economics at the University of Arizona where he currently serves on the University of Arizona Astronomy Board.

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

Lori Woods – Ms. Woods joined the Company in July 2006, was appointed Acting Chief Operating Officer on February 26, 2008, and was appointed Chief Operating Officer on February 18, 2009.  Ms. Woods has over 20 years experience in medical device technology and healthcare services.  Ms. Woods served as the CEO of Pro-Qura, a medical services company focusing on brachytherapy quality assurance and education, from 2002 until joining the Company.  During her tenure at Pro-Qura, Ms. Woods developed its business strategy, expanded its business portfolio in quality assurance beyond prostate brachytherapy into other areas of cancer, and increased funding by 50%.  Prior to this, she served as the Vice President of Sales at ATI Medical in 2002, Vice President of Sales – West and Vice President of Marketing and Business Development for Imagyn Medical Technologies from 2000 to 2002, Director of Business Development for Seattle Prostate Institute from 1998 to 2000, and Regional Vice President and Regional Manager of Interdent from 1994 to 1998.  Ms. Woods holds a Bachelor of Science degree in Business Administration – Marketing from Loma Linda University.

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

Albert Smith – Mr. Smith has been a Director of the Company since 2006.  Mr. Smith was the co-founder of and served as Vice Chairman of CSI Leasing, Inc., a private computer leasing company from 1972 until March 2005.  He founded Extreme Video Solutions, LLC, a private video conferencing company with headquarters in Scottsdale, Arizona in December 2005.  In January 2008, he formed Face to Face Live, Inc. (successor to Extreme Video Solutions) where he presently serves as CEO.  Mr. Smith presently serves as Chairman of the Board for Doulos Ministries, Inc.  Mr. Smith has extensive experience in marketing and sales having managed a national sales force of over fifty people while at CSI Leasing, Inc.  Mr. Smith holds a BS in Business Administration from Ferris State College.

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

Name	Age	Position Held and Tenure
Fredric Swindler	61	VP, Regulatory Affairs and Quality Assurance
Lane Bray	81	Chemist
Anthony Pasqualone	54	VP, Business Development

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

Anthony Pasqualone – Mr. Pasqualone joined the Company in November 2008 and has been involved in marketing brachytherapy extensively since 1989 when brachytherapy started to gain attention as a viable treatment option for prostate cancer.  Prior to joining IsoRay, Mr. Pasqualone served as the National Oncology Development Manager at Calypso Medical from April 2007 to November 2008.  Prior to that Mr. Pasqualone was a consultant with BrachySciences from December 2005 to April 2007.  He also served as a VP of Strategic Markets from May 2003 to December 2005 in the Urology Division of CR Bard.  From April 1997 to May 2003 he was a principal and Vice President of Sales at SourceTech Medical, which developed and introduced SeedLink to the brachytherapy market in 2003.  He started his career managing brachytherapy sales as the National Sales Manager at Theragenics Corporation, where he helped develop market acceptance of Pd-103.  In 1995 he brought the first stranded product to market while working with the team at Oncura (Amersham Corporation).  Mr. Pasqualone is an alumnus of Fordham University with a BS in Science.

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

We believe that IsoRay’s executive officers, directors and 10% shareholders timely complied with their filing requirements during the year ended June 30, 2009 except as follows: Dwight Babcock (two Form 4s), Jonathan Hunt (one Form 4), Al Smith (one Form 4), and Lori Woods (one Form 4).  We believe all of these forms have been filed as of the date of this Report.

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

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($) (1)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Dwight Babcock, Chairman and CEO (2)	2009	140,308	-	-	50,000	-	-	-	190,308
	2008	22,000	-	-	70,000	-	-	-	92,000
Jonathan Hunt, Chief Financial Officer	2009	144,119	-	-	21,900	-	-	-	166,019
	2008	139,616	-	-	-	-	-	-	139,616
Lori Woods, Chief Operating Officer	2009	185,296	-	-	21,900	-	-	-	207,196
	2008	179,615	-	-	-	-	-	-	179,615
Robert Bilella, Territory Sales Manager	2009	86,722	106,550	-	2,448	-	-	-	195,720
	2008	117,283	121,150	-	-	-	-	-	238,433

(1)
Amounts represent the FAS 123R valuation for the fiscal years ended June 30, 2009 and 2008, respectively.  All such options were awarded under one of the Company’s stock option plans.  All options awarded (with the exception of Mr. Babcock’s stock option grants that were immediately vested on the grant date) vest in three equal annual installments beginning with the first anniversary from the date of grant and expire ten years after the date of grant.  All options were granted at the fair market value of the Company’s stock on the date of grant and the Company used a Black-Scholes methodology as discussed in the footnotes to the financial statements to value the options.

(2)
Mr. Babcock became the Chairman and Interim CEO on February 26, 2008 and was appointed CEO on February 18, 2009.  He was serving as Interim CEO on a contract basis.  Mr. Babcock also received compensation as a Director of the Company until his appointment as CEO on February 18, 2009 which is disclosed in the Non-Employee Director Compensation table.

Ms. Woods has an employment contract with the Company dated February 14, 2007.  The agreement was for an initial term of two years, was extended for an additional year, and will be automatically extended for an additional year on each anniversary date unless terminated in accordance with the provisions of the agreement.  The agreement entitles Ms. Woods to a salary of at least $160,000 with increases as determined by the Compensation Committee of the Board and annual bonus payments under a bonus plan as established by the Compensation Committee.  In the event that Ms. Woods is terminated without cause, becomes disabled, or terminates her employment for good reason, she will be entitled to her salary and benefits for the remaining term of the agreement or 18 months, whichever is shorter.  Good reason is defined in the agreement to mean a reduction of salary or benefits, a change in Ms. Woods’ title, position, authority, or responsibilities, causing Ms. Woods to relocate, or any breach by the Company of this agreement.  If Ms. Woods is terminated within one year of a change of control then she shall be entitled to her salary and benefits for the remaining term of the agreement or 18 months, whichever is longer, in addition to a one-time payment equal to her most recently received bonus.  In the event of Ms. Woods’ termination without cause or termination within one year of a change of control, all of her unvested stock options shall immediately vest in full and shall be exercisable as provided in the applicable stock option plan.  The agreement also includes certain restrictive covenants that prohibit Ms. Woods from providing services to a competing business for the period of this agreement plus one year.

Mr. Hunt has an employment contract with the Company dated May 19, 2009.  The agreement is for an initial term of one year and will extend automatically for additional one-year terms on each anniversary of the effective date of the agreement unless terminated by either party with 90 days prior notice.  In the event that Mr. Hunt is terminated without cause, becomes disabled, or terminates his employment for good reason, he will be entitled to his salary and benefits for 12 months.  Good reason is defined in the agreement to mean a reduction of salary or benefits, a change in Mr. Hunt’s title, position, authority, or responsibilities, causing Mr. Hunt to relocate, or any breach by the Company of this agreement.  If Mr. Hunt is terminated within one year of a change of control then he shall be entitled to his salary and benefits for 18 months.  In the event of Mr. Hunt’s termination without cause or termination within one year of a change of control, all of his unvested stock options shall immediately vest in full and shall be exercisable as provided in the applicable stock option plan.  The agreement also includes certain restrictive covenants that prohibit Mr. Hunt from providing services to a competing business for the period of this agreement plus one year.

Outstanding Equity Awards at Fiscal Year-End

	Option awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Dwight Babcock, Chairman and CEO	50,000	-		-	6.30	3/31/2016
	50,000	-		-	3.80	6/23/2016
	50,000	-		-	3.11	8/15/2016
	100,000	-		-	0.75	5/13/2018
	200,000	-		-	0.26	6/1/2019
Jonathan Hunt, Chief Financial Officer	30,000	-		-	5.50	5/1/2016
	33,333	16,667	(2)	-	3.10	10/17/2016
	10,000	5,000	(3)	-	4.40	3/2/2017
	13,333	6,667	(4)	-	4.14	6/1/2017
	-	10,000	(5)	-	0.65	7/1/2018
	-	100,000	(6)	-	0.26	6/1/2019
Lori Woods, Chief Operating Officer	33,333	16,667	(1)	-	3.50	7/5/2016
	33,333	16,667	(2)	-	3.10	10/17/2016
	10,000	5,000	(3)	-	4.40	3/2/2017
	13,333	6,667	(4)	-	4.14	6/1/2017
	-	10,000	(5)	-	0.65	7/1/2018
	-	100,000	(6)	-	0.26	6/1/2019
Robert Bilella, Territory Sales Manager	84,236	-		-	4.15	6/23/2015
	-	18,000	(6)	-	0.26	6/1/2019

(1)
Represents a July 5, 2006 grant, one-third of which became exercisable on July 1, 2007, one-third of which became exercisable on July 1, 2008, and the final third will become exercisable on July 1, 2009.

(2)
Represents the October 17, 2006 grant, one-third of which became exercisable on October 17, 2007, one-third of which became exercisable on October 17, 2008, and the final third will become exercisable on October 17, 2009.

(3)
Represents the March 2, 2007 grant, one-third of which became exercisable on March 2, 2008, one-third of which became exercisable on March 2, 2009, and the final third will become exercisable on March 2, 2010.

(4)
Represents the June 1, 2007 grant, one-third of which became exercisable on June 1, 2008, one-third of which became exercisable on June 1, 2009, and the final third will become exercisable on June 1, 2010.

(5)
Represents a July 1, 2008 grant, one-third of which became exercisable on July 1, 2009, one-third of which will become exercisable on July 1, 2010, and the final third will become exercisable on July 1, 2011.

(6)
Represents a June 1, 2009 grant, one-third of which will become exercisable on June 1, 2010, one-third of which will become exercisable on June 1, 2011, and the final third will become exercisable on June 1, 2012.

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

Non-Employee Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Dwight Babcock	50,500	-	-	-	-	-	50,500
Robert Kauffman	64,500	-	-	-	-	-	64,500
Thomas LaVoy	52,500	-	-	-	-	-	52,500
Albert Smith	38,500	-	-	-	-	-	38,500

Beginning in fiscal year 2008, each non-employee director received cash compensation of $3,000 per month.  In addition, each non-employee director received $1,000 per Board meeting attended in person or $500 per Board meeting attended via telephone and $500 per committee meeting attended.  Beginning in March 2008, Mr. Babcock (until his appointment as CEO on February 18, 2009) began receiving an additional $3,000 per month for serving as Chairman, Mr. Kauffman began receiving an additional $2,000 per month for serving as Vice-Chairman, and Mr. LaVoy began receiving an additional $1,000 per month for serving as Audit Committee Chairman.

Each director had stock options to purchase 150,000 shares of the Company’s common stock outstanding as of June 30, 2009, except for Mr. Babcock who was granted options to purchase an additional 100,000 shares of the Company’s common stock on May 13, 2008 for serving as Interim CEO and an additional 200,000 shares of the Company’s common stock on June 1, 2009 for serving as CEO.  These grants of 100,000 and 200,000 shares are noted in the executives’ Outstanding Equity Awards at Fiscal Year-End table above.

Compensation Committee Interlocks and Insider Participation

As a smaller reporting company, the Company is not required to provide this disclosure.

Compensation Committee Report

As a smaller reporting company, the Company is not required to provide this disclosure.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding the beneficial ownership of the Company’s common stock and preferred stock as of September 14, 2009 for (a) each person known by the Company to be a beneficial owner of five percent or more of the outstanding common or preferred stock of the Company, (b) each executive officer, director and nominee for director of the Company, and (c) directors and executive officers of the Company as a group.  As of September 14, 2009, the Company had 22,942,088 shares of common stock and 59,065 shares of preferred stock outstanding.  Except as otherwise indicated below, the address for each listed beneficial owner is c/o IsoRay, Inc., 350 Hills Street, Suite 106, Richland, Washington 99354.

Common Stock Share Ownership

		Common Stock
		Options
	Common Shares	Exercisable Within	Common	Percent of
Name of Beneficial Owner	Owned	60 Days	Warrants	Class (1)
Dwight Babcock (2)	130,856	450,000	12,500	2.54%
Lori Woods	8,000	126,665	-	—%
Jonathan Hunt	-	106,665	-	—%
Robert Kauffman	63,802	150,000	-	—%
Thomas LaVoy	40,423	150,000	-	—%
Albert Smith	198,101	150,000	-	1.51%
Directors and Executive Officers as a group	441,182	1,133,330	12,500	6.59%

(1)
Percentage ownership is based on 22,942,088 shares of Common Stock outstanding on September 14, 2009.  Shares of Common Stock subject to stock options or warrants which are currently exercisable or will become exercisable within 60 days after September 14, 2009 are deemed outstanding for computing the percentage ownership of the person or group holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person or group.

(2)	Mr. Babcock’s common shares owned include 2,695 shares owned by his spouse.

Preferred Stock Share Ownership

	Preferred
	Shares	Percent of
Name of Beneficial Owner	Owned	Class (1)
Aissata Sidibe (2)	20,000	33.86%
William and Karen Thompson Trust (3)	14,218	24.07%
Jamie Granger (4)	10,529	17.83%
Hostetler Living Trust (5)	9,479	16.05%
Leslie Fernandez (6)	3,688	6.24%

(1)	Percentage ownership is based on 59,065 shares of Preferred Stock outstanding on September 14, 2009.
(2)	The address of Ms. Sidibe is 229 Lasiandra Ct, Richland, WA 99352.
(3)	The address of the William and Karen Thompson Trust is 285 Dondero Way, San Jose, CA 95119.
(4)	The address of Jamie Granger is 53709 South Nine Canyon Road, Kennewick, WA 99337.
(5)	The address of the Hostetler Living Trust is 9257 NE 175th Street, Bothell, WA 98011.
(6)	The address of Leslie Fernandez is 2615 Scottsdale Place, Richland, WA 99352.

No officers or directors beneficially own shares of Preferred Stock.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

IsoRay Medical, Inc.’s patent rights to its Cs-131 process were acquired from Lane Bray, a shareholder and employee of the Company, and are subject to a 1% royalty on gross profits and certain contractual restrictions.  Pursuant to the royalty agreement, the Company must also pay a royalty of 2% of Gross Sales, as defined, for any sub-assignments of the aforesaid patented process to any third parties.  The royalty agreement will remain in force until the expiration of the patents on the assigned technology, unless earlier terminated in accordance with the terms of the underlying agreement.  The Company recorded royalty expense of $20,063 and $21,219 for the years ended June 30, 2009 and 2008, respectively, related to these payments.

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

Director Independence

Using the standards of the NYSE Amex, the Company's Board has determined that Mr. Kauffman, Mr. LaVoy, and Mr. Smith each qualify under such standards as an independent director.  Mr. Kauffman, Mr. LaVoy and Mr. Smith each meet the NYSE Amex listing standards for independence both as a director and as a member of the Audit Committee, and Mr. Kauffman and Mr. Smith each meet the NYSE Amex listing standards for independence both as a director and as a member of the Compensation Committee.  No other directors are independent under these standards.  The Company did not consider any relationship or transaction between itself and these independent directors not already disclosed in this report in making this determination.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, DeCoria, Maichel & Teague, P.S.:

	Year ended	Year ended
	June 30,	June 30,
	2009	2008

1. Audit fees	$32,047	$42,107
2. Audit-related fees	–	–
3. Tax fees	7,900	7,750
4. All other fees	–	–

Totals	$39,947	$49,857

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

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3.3	Restated and Amended Articles of Incorporation incorporated by reference to the Form 10-KSB filed on October 11, 2005.
3.4	Text of Amendments to the Amended and Restated By-Laws of the Company, incorporated by reference to the Form 8-K filed on February 7, 2007.
3.5	Amended and Restated By-Laws of the Company dated as of January 8, 2008, incorporated by reference to the Form 8-K filed on January 14, 2008.
4.2	Intentionally Omitted.
4.3	Intentionally Omitted.
4.4	Intentionally Omitted.
4.5	Intentionally Omitted.
4.6	Intentionally Omitted.
4.7	Amended and Restated 2005 Stock Option Plan incorporated by reference to the Form S-8 filed on August 19, 2005.
4.8	Amended and Restated 2005 Employee Stock Option Plan incorporated by reference to the Form S-8 filed on August 19, 2005.
4.9	Intentionally Omitted.
4.10	Intentionally Omitted.
4.11	Form of IsoRay, Inc. Common Stock Purchase Warrant, incorporated by reference to the Form SB-2/A1 filed on March 24, 2006.

4.12	2006 Director Stock Option Plan, incorporated by reference to the Form S-8 filed on August 18, 2006.
4.13	Intentionally Omitted.
4.14	Form of IsoRay, Inc. Common Stock Purchase Warrant, dated August 9, 2006, incorporated by reference to the Form 8-K filed on August 18, 2006.
4.15	Intentionally Omitted.
4.16	Amended and Restated 2006 Director Stock Option Plan, incorporated by reference to the Form S-8/A1 filed on December 18, 2006.
4.17	Amended and Restated 2005 Stock Option Plan, incorporated by reference to the Form S-8/A1 filed on December 18, 2006.
4.18	Intentionally Omitted.
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

10.3	Royalty Agreement of Invention and Patent Application, dated July 12, 1999 between Lane A. Bray and IsoRay LLC, incorporated by reference to the Form SB-2 filed on November 10, 2005.
10.4	Intentionally Omitted.
10.5	Section 510(k) Clearance from the Food and Drug Administration to market Lawrence CSERION Model CS-1, dated March 28, 2003, incorporated by reference to the Form SB-2 filed on November 10, 2005.
10.6	Intentionally Omitted.
10.7	Intentionally Omitted.
10.8	Intentionally Omitted.
10.9
Development Loan Agreement for $230,000, dated September 15, 2004 between Benton-Franklin Economic Development District and IsoRay Medical, Inc., incorporated by reference to the Form SB-2/A2 filed on April 27, 2006.

10.10	Registry of Radioactive Sealed Sources and Devices Safety Evaluation of Sealed Source, dated September 17, 2004, incorporated by reference to the Form SB-2/A2 filed on April 27, 2006.
10.11	Intentionally Omitted.
10.12	Intentionally Omitted.
10.13	Intentionally Omitted.
10.14	Intentionally Omitted.
10.15	Intentionally Omitted.
10.16	Intentionally Omitted.
10.17	Intentionally Omitted.
10.18	State of Washington Radioactive Materials License dated October 6, 2005, incorporated by reference to the Form SB-2 filed on November 10, 2005.
10.19	Express Pricing Agreement Number 219889, dated October 5, 2005 between FedEx and IsoRay Medical, Inc., incorporated by reference to the Form 10-QSB filed on November 21, 2005.
10.20	Intentionally Omitted.
10.21	Intentionally Omitted.
10.22
Agreement dated August 9, 2005 between the Curators of the University of Missouri and IsoRay Medical, Inc., incorporated by reference to the Form SB-2/A2 filed on April 27, 2006 (confidential treatment requested).

10.23	Intentionally Omitted.
10.24	Intentionally Omitted.
10.25	Economic Development Agreement, dated December 14, 2005, by and between IsoRay, Inc. and the Pocatello Development Authority, incorporated by reference to the Form 8-K filed on December 20, 2005.
10.26	License Agreement, dated February 2, 2006, by and between IsoRay Medical, Inc. and IBt SA, incorporated by reference to the Form 8-K filed on March 24, 2006 (confidential treatment requested).
10.27	Intentionally Omitted.
10.28	Service Agreement between IsoRay, Inc. and Advanced Care Medical, Inc., dated March 1, 2006, incorporated by reference to the Form SB-2/A2 filed on April 27, 2006.
10.29	Intentionally Omitted.
10.30	Intentionally Omitted.
10.31	Loan Agreement, dated June 15, 2006, by and between IsoRay Medical, Inc. and the Hanford Area Economic Investment Fund Committee, incorporated by reference to the Form 8-K filed on June 21, 2006.
10.32
Commercial Security Agreement, dated June 15, 2006, by and between IsoRay Medical, Inc. and the Hanford Area Economic Investment Fund Committee, incorporated by reference to the Form 8-K filed on June 21, 2006.

10.33	Common Stock and Warrant Purchase Agreement among IsoRay, Inc. and the other signatories thereto, dated August 9, 2006, incorporated by reference to the Form 8-K filed on August 18, 2006.
10.34	Intentionally Omitted.
10.35	Form of Officer and Director Indemnification Agreement, incorporated by reference to the Form SB-2 Post Effective Amendment No. 2 filed on October 13, 2006.
10.36	Intentionally Omitted.
10.37	Intentionally Omitted.
10.38	Form of Securities Purchase Agreement by and among IsoRay, Inc. and the Buyers dated March 22, 2007, incorporated by reference to the Form 8-K filed on March 23, 2007.
10.39	Form of Common Stock Purchase Warrant dated March 21, 2007, incorporated by reference to the Form 8-K filed on March 23, 2007.
10.40	Intentionally Omitted.
10.41	Intentionally Omitted.
10.42	Intentionally Omitted.
10.43	Intentionally Omitted.
10.44	Intentionally Omitted.
10.45	Intentionally Omitted.
10.46	Amendment No. 1 to License Agreement, dated October 12, 2007, by and between IsoRay Medical, Inc. and IBt, SA, incorporated by reference to the Form 8-K filed on October 17, 2007.
10.47	Intentionally Omitted.
10.48	Intentionally Omitted.
10.49
Contract, dated December 10, 2008, by and between IsoRay Medical, Inc. and UralDial LLC, incorporated by reference to the Form 8-K filed on December 12, 2008 (confidential treatment requested for redacted portions).

10.50
Distribution Agreement, dated February 18, 2009, by and between IsoRay Medical, Inc. and Biocompatibles, Inc., incorporated by reference to the Form 8-K filed on February 24, 2009 (confidential treatment requested for redacted portions).

10.51
Amendment No. 1 to Service Agreement, dated February 18, 2009, by and between IsoRay Medical, Inc. and Biocompatibles, Inc., incorporated by reference to the Form 8-K filed on February 24, 2009 (confidential treatment requested for redacted portions).

10.52	Executive Employment Agreement between IsoRay, Inc. and Jonathan Hunt, dated May 19, 2009, incorporated by reference to the Form 8-K filed on May 26, 2009.
10.53	Loan Covenant Waiver Letter dated August 24, 2009 from the Hanford Area Economic Investment Fund Committee, filed herewith.

21.1	Subsidiaries of the Company, filed herewith.
23.1	Consent of DeCoria, Maichel & Teague, P.S., filed herewith.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer, filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer, filed herewith.
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Reports on Form 8-K

On May 18, 2009, the Company filed a Current Report on Form 8-K announcing its financial results for the third quarter of fiscal year 2009.

On May 26, 2009, the Company filed a Current Report on Form 8-K announcing an employment agreement entered into with Mr. Hunt.

IsoRay, Inc.
Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:
Consolidated Balance Sheets as of June 30, 2009 and 2008	F-3
Consolidated Statements of Operations for the years ended
June 30, 2009 and 2008	F-4
Consolidated Statement of Changes in Shareholders’ Equity for the years
ended June 30, 2009 and 2008	F-5
Consolidated Statements of Cash Flows for the years ended June 30,
2009 and 2008	F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
IsoRay, Inc.
Richland, Washington

We have audited the accompanying consolidated balance sheets of IsoRay, Inc. and Subsidiaries (“the Company”) (see Note 1) as of June 30, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IsoRay, Inc. and Subsidiaries as of June 30, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DeCoria, Maichel & Teague, P.S.

Spokane, Washington
September 22, 2009

IsoRay, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,
	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$2,990,744	$4,820,033
Short-term investments	1,679,820	3,726,000
Accounts receivable, net of allowance for doubtful accounts of $86,931 and $33,031, respectively	746,568	1,016,495
Inventory	789,246	899,964
Prepaid expenses and other current assets	151,077	267,001

Total current assets	6,357,455	10,729,493

Fixed assets, net of accumulated depreciation and amortization	4,891,484	6,040,641
Deferred financing costs, net of accumulated amortization	28,186	65,221
Licenses, net of accumulated amortization	11,867	455,646
Restricted cash	178,615	175,852
Other assets, net of accumulated amortization	273,959	345,040

Total assets	$11,741,566	$17,811,893

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$698,882	$751,402
Accrued payroll and related taxes	188,703	344,612
Notes payable, due within one year	161,437	64,486
Capital lease obligations, due within one year	-	25,560

Total current liabilities	1,049,022	1,186,060

Notes payable, due after one year	176,023	344,898
Asset retirement obligation, noncurrent	553,471	506,005

Total liabilities	1,778,516	2,036,963

Commitments and contingencies (Note 18)

Shareholders' equity:
Preferred stock, $.001 par value; 6,000,000 shares authorized:
Series A: 1,000,000 shares allocated; no shares issued and outstanding	-	-
Series B: 5,000,000 shares allocated; 59,065 shares issued and outstanding	59	59
Common stock, $.001 par value; 194,000,000 shares authorized;
22,942,088 shares issued and outstanding	22,942	22,942
Treasury stock, at cost, 13,200 and 5,000 shares	(8,390)	(3,655)
Additional paid-in capital	47,818,203	47,464,507
Accumulated deficit	(37,869,764)	(31,708,923)

Total shareholders' equity	9,963,050	15,774,930

Total liabilities and shareholders' equity	$11,741,566	$17,811,893

The accompanying notes are an integral part of these financial statements.

IsoRay, Inc. and Subsidiaries
Consolidated Statements of Operations

	June 30,
	2009	2008

Product sales	$5,417,815	$7,158,690
Cost of product sales	5,771,147	7,310,124

Gross loss	(353,332)	(151,434)

Operating expenses:
Research and development expenses	958,665	1,358,075
Sales and marketing expenses	2,365,973	3,725,164
General and administrative expenses	2,792,611	3,568,048

Total operating expenses	6,117,249	8,651,287

Operating loss	(6,470,581)	(8,802,721)

Non-operating income (expense):
Interest income	111,047	612,077
Gain (loss) on fair value of short-term investments	274,000	(274,000)
Financing and interest expense	(75,307)	(92,863)

Non-operating income, net	309,740	245,214

Net loss	$(6,160,841)	$(8,557,507)

Basic and diluted loss per share	$(0.27)	$(0.37)

Weighted average shares used in computing net loss per share:
Basic and diluted	22,942,088	23,028,075

The accompanying notes are an integral part of these financial statements.

IsoRay, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity

	Series B Preferred Stock		Common Stock		Treasury Stock		Additional Paid-	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Total

Balances at June 30, 2007	59,065	$59	22,789,324	$22,789	-	$-	$45,844,793	$(23,151,416)	$22,716,225

Issuance of common stock pursuant to exercise of warrants			290,876	291			1,010,622		1,010,913
Issuance of common stock pursuant to exercise of options			10,000	10			11,890		11,900
Repurchase of Company common stock (see Note 13)					5,000	(3,655)			(3,655)
Cancellation of shares (see Note 12)			(148,112)	(148)			148		-
Share-based compensation							597,054		597,054
Net loss								(8,557,507)	(8,557,507)

Balances at June 30, 2008	59,065	$59	22,942,088	$22,942	5,000	$(3,655)	$47,464,507	$(31,708,923)	$15,774,930

Repurchase of Company common stock (see Note 13)					8,200	(4,735)			(4,735)
Share-based compensation							353,696		353,696
Net loss								(6,160,841)	(6,160,841)

Balances at June 30, 2009	59,065	$59	22,942,088	$22,942	13,200	$(8,390)	$47,818,203	$(37,869,764)	$9,963,050

The accompanying notes are an integral part of these financial statements.

IsoRay, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,160,841)	$(8,557,507)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization of fixed assets	1,206,935	1,103,940
Impairment of IBt license	425,434	-
Write-off of certain foreign patents and trademarks	85,818	-
Impairment of fixed assets	-	85,000
Amortization of deferred financing costs and other assets	79,563	107,555
Amortization of discount on short-term investments	-	(150,621)
(Gain) loss on fair value of short-term investments	(274,000)	274,000
Settlement of asset retirement obligation	-	(135,120)
Accretion of asset retirement obligation	47,466	36,887
Share-based compensation	353,696	597,054
Changes in operating assets and liabilities:
Accounts receivable, net	269,927	76,430
Inventory	110,718	(19,130)
Prepaid expenses and other current assets	114,777	191,122
Accounts payable and accrued expenses	(52,520)	(1,196,578)
Accrued payroll and related taxes	(155,909)	(114,456)
Deferred revenue	-	(23,874)

Net cash used by operating activities	(3,948,936)	(7,725,298)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(57,778)	(3,090,934)
Additions to licenses and other assets	(37,773)	(293,303)
Change in restricted cash	(2,763)	(175,852)
Purchase of short-term investments	(1,679,820)	(13,273,653)
Proceeds from the sale or maturity of short-term investments	4,000,000	19,367,114

Net cash provided by investing activities	2,221,866	2,533,372

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(71,924)	(168,074)
Principal payments on capital lease obligations	(25,560)	(194,855)
Proceeds from cash sales of common stock, pursuant to exercise of warrants	-	1,010,913
Proceeds from cash sales of common stock, pursuant to exercise of options	-	11,900
Repurchase of Company common stock	(4,735)	(3,655)

Net cash (used) provided by financing activities	(102,219)	656,229

Net decrease in cash and cash equivalents	(1,829,289)	(4,535,697)
Cash and cash equivalents, beginning of year	4,820,033	9,355,730

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,990,744	$4,820,033

Supplemental disclosures of cash flow information:
Cash paid for interest	$38,752	$63,818

Non-cash investing and financing activities:
Increase in fixed assets related to asset retirement obligation	$-	$473,096

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

IsoRay International LLC, a Washington limited liability company, was formed on November 27, 2007 to serve as an owner in a Russian LLC that will distribute the Company’s products to the Russian market and also license the Company’s technology for use in manufacturing Cs-131 brachytherapy seeds in Russia.  During fiscal year 2009, the Company divested its ownership in the Russian LLC.

2.	Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (collectively the Company).  All significant intercompany accounts and transactions have been eliminated.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Short-Term Investments

The Company invests certain excess cash in marketable securities consisting primarily of commercial paper, auction rate securities, certificates of deposit, and money market funds.  The Company classifies all debt securities as “available-for-sale” and records the debt securities at fair value with unrealized gains and temporary unrealized losses included in other comprehensive income/loss within shareholders’ equity, if material.  Declines in fair values that are considered other than temporary are recorded in the Consolidated Statements of Operations.

Fair Value of Financial Instruments

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

At June 30, 2009, all of the Company’s financial assets and liabilities are accounted and reported at fair value using Level 1 inputs.

Also effective July 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.  The statement allows entities to value many financial instruments and certain other items at fair value.  SFAS 159 provides guidance over the election of the fair value option, including the timing of the election and specific items eligible for the fair value accounting.  If the fair value option is elected then unrealized gains and losses are reported in earnings at each subsequent reporting date.  The Company elected not to measure any additional financial instruments or other items at fair value as of July 1, 2008 in accordance with SFAS 159.  Accordingly, the adoption of SFAS 159 did not impact our consolidated financial statements.  The Company did elect to fair value its ARS rights that were received in October 2008 and exercised in January 2009 in accordance with SFAS 159 (see Note 3).

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

Management of the Company periodically reviews the net carrying value of all of its equipment on an asset by asset basis.  These reviews consider the net realizable value of each asset to determine whether an impairment in value has occurred, and the need for any asset impairment write-down.

Although management has made its best estimate of the factors that affect the carrying value based on current conditions, it is reasonably possible that changes could occur which could adversely affect management's estimate of net cash flows expected to be generated from its assets, and necessitate asset impairment write-downs.

Deferred Financing Costs

Financing costs related to the acquisition of debt are deferred and amortized over the term of the related debt using the effective interest method. Deferred financing costs include the fair value of common shares issued to certain shareholders for their guarantee of certain Company debt (see Note 10) in accordance with Accounting Principles Board (APB) Opinion No. 21, Interest on Receivables and Payables and Emerging Issues Task Force (EITF) Issue No. 95-13, Classification of Debt Issue Costs in the Statement of Cash Flows.  The value of the shares issued was the estimated market price of the shares as of the date of issuance.  Amortization of deferred financing costs, totaling $37,035 and $30,504 for the years ended June 30, 2009 and 2008, respectively, is included in financing expense on the statements of operations.

Licenses

Amortization of licenses is computed using the straight-line method over the estimated economic useful lives of the assets.  In fiscal year 2006, the Company entered into an agreement with IBt, SA, a Belgian company (IBt) to use IBt’s proprietary “Ink Jet” production process and its proprietary polymer seed technology for use in brachytherapy procedures using Cesium-131 (Cs-131).  The Company paid license fees of $225,000 and $275,000 during fiscal years 2008 and 2006, respectively.  During fiscal year 2009, the Company determined that the entire remaining value of the IBt license was impaired and recorded an impairment charge of $425,434 (see Note 7).

Amortization of licenses was $30,067 and $43,452 for the years ended June 30, 2009 and 2008, respectively.  Based on the licenses recorded at June 30, 2009, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for each fiscal year ending June 30 is expected to be as follows:  $11,867 for 2010, $0 for all years thereafter.

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

Based on the patents and other intangible assets recorded in other assets at June 30, 2009, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for each fiscal year ending June 30 is expected to be as follows: $16,861 for 2010, $15,139 for 2011, $15,139 for 2012, $15,139 for 2013, $15,139 for 2014, and $157,768 thereafter.

Asset Retirement Obligation

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

During the years ended June 30, 2009 and 2008, the asset retirement obligations changed as follows:

	2009	2008
Beginning balance	$506,005	$131,142
New obligation	–	473,096
Settlement of existing obligation	–	(135,120)
Accretion of discount	47,466	36,887

Ending balance	$553,471	$506,005

Because the Company does not expect to incur any expenses related to its asset retirement obligations in fiscal year 2010, the entire balance as of June 30, 2009 is classified as a noncurrent liability.

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

The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, notes payable, and capital lease obligations, approximated their fair values at June 30, 2009 and 2008.

Revenue Recognition

The Company applies the provisions of SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. SAB No. 104 provides guidance on the recognition, presentation and disclosure of revenue in financial statements.  SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies.  The Company recognizes revenue related to product sales when (i) persuasive evidence of an arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

Revenue for the fiscal years ended June 30, 2009 and 2008 was derived solely from sales of the Proxcelan Cs-131 brachytherapy seed, which is used in the treatment of cancer.  The Company recognizes revenue once the product has been shipped to the customer.  Prepayments, if any, received from customers prior to the time that products are shipped are recorded as deferred revenue. In these cases, when the related products are shipped, the amount recorded as deferred revenue is then recognized as revenue.  The Company accrues for sales returns and other allowances at the time of shipment.  Although the Company does not have an extensive operating history upon which to develop sales returns estimates, we have used the expertise of our management team, particularly those with extensive industry experience and knowledge, to develop a proper methodology.

Shipping and Handling Costs

Shipping costs include charges associated with delivery of goods from the Company’s facilities to its customers and are reflected in cost of product sales.  Shipping costs paid to the Company by our customers are classified as product sales.

Stock-Based Compensation

The Company measures and recognizes expense for all share-based payments at fair value.  The Company uses the Black-Scholes option valuation model to estimate fair value for all stock options on the date of grant.  For stock options that vest over time, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award.

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

Advertising and Marketing Costs

Advertising costs are expensed as incurred except for the cost of tradeshows and related marketing materials which are deferred until the tradeshow occurs.  Advertising and marketing costs expensed (including tradeshows) were $376,319 and $598,663 for the years ended June 30, 2009 and 2008, respectively.  Marketing costs of $5,800 were included in prepaid expenses at June 30, 2009.

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

On July 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48).  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 Accounting for Income Taxes, prescribing a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return.  In the course of its assessment, management has determined that the Company, its subsidiary, and its predecessors are subject to examination of their income tax filings in the United States and state jurisdictions for the 2005 through 2008 tax years.  In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

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

Income (Loss) Per Common Share

Basic earnings per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents.  Common stock equivalents, including warrants and options to purchase the Company's common stock, are excluded from the calculations when their effect is antidilutive.  At June 30, 2009 and 2008, the calculation of diluted weighted average shares does not include preferred stock, common stock warrants or options that are potentially convertible into common stock as those would be antidilutive due to the Company’s net loss position.

Securities that could be dilutive in the future as of June 30, 2009 and 2008 are as follows:

	2009	2008
Preferred stock	59,065	59,065
Common stock warrants	3,216,644	3,245,082
Common stock options	2,708,166	2,803,393

Total potential dilutive securities	5,983,875	6,107,540

Subsequent Events

Effective April 1, 2009, the Company adopted SFAS No. 165, Subsequent Events.  This Statement establishes the accounting for, and disclosure of, material events that occur after the balance sheet date, but before the financial statements are issued.  In general, these events will be recognized if the condition existed at the date of the balance sheet, and will not be recognized if the condition did not exist at the balance sheet date.  Disclosure is required for nonrecognized events if required to keep the financial statements from being misleading.  The guidance in this Statement is very similar to current guidance provided in accounting literature and, therefore, will not result in significant changes in practice.  Subsequent events have been evaluated through the date our financial statements were issued—the filing time and date of our 2009 Annual Report on Form 10-K.

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

Impact of Recently Issued Accounting Pronouncements

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

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  It was effective November 15, 2008, following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The adoption of this statement did not have a material effect on the Company’s financial statements.

The FASB issued SFAS No. 168, The FASB Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement 162, in late June 2009.  The FASB Accounting Standards Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) and will supersede all then-existing non-SEC accounting and reporting standards on the effective date, September 15, 2009.  The Codification will not change GAAP, but consolidates it into a logical and consistent structure.  The Company will be required to revise our references to GAAP in our financial statements beginning with the first quarter of fiscal year 2010.

3.	Short-Term Investments

The Company’s short-term investments consisted of the following at June 30, 2009 and 2008:

	2009	2008
Certificates of deposit	$1,679,820	$–
Municipal debt securities	–	3,726,000
	$1,679,820	$3,726,000

Beginning in February 2008, the uncertainties in the credit markets prevented the Company from liquidating its ARS (consisting of various student loan portfolios).  The securities continued to pay interest according to their stated terms and were all AAA/Aaa rated investments.  Through September 2008, the Company classified these securities as available-for-sale and recorded them at fair market value.  The Company recognized a decline in the fair value of these securities (which was caused by the market uncertainties) as other than temporary and recorded the loss in the statement of operations.

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

4.	Inventory

Inventory consisted of the following at June 30, 2009 and 2008:

	2009	2008
Raw materials	$609,932	$696,958
Work in process	155,827	191,684
Finished goods	23,487	11,322

	$789,246	$899,964

The cost of materials and production costs contained in inventory that are not useable due to the passage of time, and resulting loss of bio-effectiveness, are written off to cost of product sales at the time it is determined that the product is not useable.

In June 2007, the Company purchased $469,758 of enriched barium that will be used in future production of our isotope.  The enriched barium is held at an off-site storage location in Richland, Washington and is included in raw materials at June 30, 2009 and 2008.

5.	Prepaid Expenses

Prepaid expenses consisted of the following at June 30, 2009 and 2008:

	2009	2008
Prepaid contract work	$–	$60,107
Prepaid insurance	30,625	38,059
Prepaid rent	24,402	24,199
Other prepaid expenses	61,900	106,960
Other current assets	34,150	37,676

	$151,077	$267,001

6.	Fixed Assets

Fixed assets consisted of the following at June 30, 2009 and 2008:

	2009	2008
Production equipment	$3,089,793	$2,786,748
Office equipment	169,890	153,215
Furniture and fixtures	148,265	148,265
Leasehold improvements (a)	4,643,965	4,622,136
Capital lease assets (b)	–	222,911
Construction in progress	3,359	64,219

	8,055,272	7,997,494
Less accumulated depreciation	(3,163,788)	(1,956,853)

	$4,891,484	$6,040,641

(a)	Balance includes asset retirement addition of $473,096 as of June 30, 2009 and 2008.
(b)
The Company’s capital leases were properly terminated during fiscal year 2009.  The Company now has ownership of these assets and continues to use them in its facilities.  Therefore, the Company reclassified these assets to production equipment during fiscal year 2009.  Accumulated amortization of capital lease assets totaled $0 and $166,328 at June 30, 2009 and 2008, respectively.

Depreciation and amortization expense related to fixed assets totaled $1,206,935 and $1,103,940 for 2009 and 2008, respectively.

The Company recorded an impairment charge of $85,000 in fiscal year 2008 for a hot cell that is not currently in use.  This impairment charge is included in cost of product sales on the Consolidated Statement of Operations.  The Company estimated its fair market value based on values for similar assets.

7.	Impairment of IBt License

In December 2008, the Company reevaluated its license agreement with International Brachytherapy SA (IBt) in connection with an overall review of its present cost structure and projected market and manufacturing strategies (see Note 18 for further details on the IBt license agreement).  Management determined through this review that it does not currently intend to utilize the IBt license as part of its market strategy due to the cost of revamping its manufacturing process to incorporate the technology and as there can be no assurance that physicians would accept this new technology without extensive education and marketing costs.  However, the Company does not intend to cancel the license agreement at this time; therefore, the license was reviewed in terms of an “abandoned asset” for purposes of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  As there are no anticipated future revenues from the license and the Company cannot sell or transfer the license, it was determined that the entire value was impaired.  Therefore, the Company recorded an impairment charge of $425,434 in December 2008 that is included in cost of product sales for the year ended June 30, 2009.

8.	Restricted Cash

The Washington Department of Health, effective October 2007, has required the Company to provide collateral for the decommissioning of its facility.  To satisfy this requirement, the Company funded two certificates of deposits (CDs) totaling $172,500 in separate banks.  The CDs both have original maturities of three months but are classified as long-term as the Company does not anticipate decommissioning the facility until the end of the current lease plus the lease option periods.  Interest earned on the CDs is rolled-over at the maturity of each CD and becomes part of the restricted cash balance.  Interest earned and added to restricted cash during the fiscal year ended June 30, 2009 and 2008 was $2,763 and  $3,352, respectively.  These funds will be used to settle a portion of the Company’s remaining asset retirement obligations (Note 2).

9.	Other Assets

Other assets, net of accumulated amortization, consisted of the following at June 30, 2009 and 2008:

	2009	2008
Deferred charges	$40,496	$322,319
Patents and trademarks, net of accumulated amortization of $25,244 and $19,094	233,463	22,721

	$273,959	$345,040

Deferred charges consist of prepaid legal fees for patents which have not yet been obtained, and prepayments and deposits on fixed assets and contracts.  Amortization of patents and trademarks was $6,150 and $2,631 for the years ended June 30, 2009 and 2008, respectively.

During fiscal year 2009, the Company performed a review of its prepaid legal fees for patents and trademarks that have not been obtained and are classified within other assets on the consolidated balance sheet.  The focus of the review was patent and trademark applications that the Company had been pursuing in foreign countries.  The Company decided to limit its foreign applications to Canada, Europe, and Russia, as well as the continued protection of the US patents and trademarks.  This resulted in the write-off of $85,818 of other patent and trademark application fees relating to other countries during fiscal year 2009 that is included in research and development expenses.

10.	Notes Payable

Notes payable consisted of the following at June 30, 2009 and 2008:

	2009	2008
Benton-Franklin Economic Development District (BFEDD) note payable (a)	$115,898	$145,745
Hanford Area Economic Investment Fund Committee (HAEIFC) note payable (b)	221,562	263,639

	337,460	409,384
Less amounts due within one year	(161,437)	(64,486)

Amounts due after one year	$176,023	$344,898

(a)
The note payable to BFEDD, which is collateralized by substantially all of the Company’s assets, and guaranteed by certain shareholders, was executed pursuant to a Development Loan Agreement.  The note contains certain restrictive covenants relating to: working capital; levels of long-term debt to equity; incurrence of additional indebtedness; payment of compensation to officers and directors; and payment of dividends.  The note is payable in monthly installments including interest at 8.0% per annum with a final balloon payment due in October 2009.  At June 30, 2009, the Company was not in compliance with certain of the covenants and the entire balance has been classified as a current liability.

(b)
In June 2006, the Company entered into a note payable with HAEIFC, which is collateralized by receivables, inventory, equipment, and certain life insurance policies.  The loan originally had a total facility of $1,400,000 which was reduced in September 2007 to the amount of the Company’s initial draw of $418,670.  The note contains certain restrictive covenants relating to: financial ratios; payment of compensation to officers and directors; and payment of dividends.  The note accrues interest at 9% and is payable in monthly installments with the final installment due in July 2016. At June 30, 2009, the Company was not in compliance with certain of the covenants.  The Company has obtained a waiver from HAEIFC, relating to these covenants, through June 30, 2010.

Principal maturities on notes payable as of June 30, 2009 are as follows:

Year ending June 30,
2010	$161,437
2011	49,445
2012	54,059
2013	59,154
2014	13,365
Thereafter	–

$337,460

11.	Share-Based Compensation

The following table presents the share-based compensation expense recognized in accordance with SFAS 123R during the years ended June 30, 2009 and 2008:

	Year ended June 30,
	2009	2008
Cost of product sales	$17,619	$109,578
Research and development	23,450	43,885
Sales and marketing expenses	148,407	238,230
General and administrative expenses	164,220	205,361

Total share-based compensation	$353,696	$597,054

The total value of the stock options awards is expensed ratably over the service period of the employees receiving the awards.  As of June 30, 2009, total unrecognized compensation cost related to stock-based options and awards was $223,295 and the related weighted-average period over which it is expected to be recognized is approximately 0.96 years.

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

All of these subsequently cancelled options are included in the options outstanding as of July 1, 2007 and are included in the options cancelled in fiscal year 2008 (see Note 12).

A summary of stock option activity within the Company’s share-based compensation plans for the year ended June 30, 2009 is as follows:

	Shares	Price (a)	Life (b)	Value (c)
Outstanding at June 30, 2009	2,708,166	$2.08	7.92	$–
Vested and expected to vest at June 30, 2009	2,615,395	$2.14	7.85	$–
Vested and exercisable at June 30, 2009	1,837,018	$2.74	7.12	$–

(a)	Weighted average exercise price per share.
(b)	Weighted average remaining contractual life.
(c)	Aggregate intrinsic value. As of June 30, 2009, all options outstanding have an exercise price greater than the closing market price of $0.25.

The aggregate intrinsic value of options exercised during the years ended June 30, 2009 and 2008 was $0 and $25,300, respectively.  The Company’s current policy is to issue new shares to satisfy option exercises.

The weighted average fair value of stock option awards granted and the key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows for the year ended June 30, 2009 and 2008:

	Years ended June 30,
	2009	2008
Weighted average fair value of options granted	$0.21	$0.70
Key assumptions used in determining fair value:
Weighted average risk-free interest rate	2.55%	3.17%
Weighted average life of the option (in years)	4.66	6.00
Weighted average historical stock price volatility	128.23%	141.67%
Expected dividend yield	0.00%	0.00%

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

Preferred Stock

The Company's Articles of Incorporation authorize 6,000,000 shares of $0.001 par value preferred stock available for issuance with such rights and preferences, including liquidation, dividend, conversion, and voting rights, as described below.

Series A

Series A preferred shares are entitled to a 10% dividend annually on the stated par value per share.  These shares are convertible into shares of common stock at the rate of one share of common stock for each share of Series A preferred stock, and are subject to automatic conversion into common stock upon the closing of an underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933 covering the offer and sale of common stock in which the gross proceeds to the Company are at least $4 million.  Series A preferred shareholders have voting rights equal to the voting rights of common stock, except that the vote or written consent of a majority of the outstanding preferred shares is required for any changes to the Company’s Articles of Incorporation, Bylaws or Certificate of Designation, or for any bankruptcy, insolvency, dissolution or liquidation of the Company.  Upon liquidation of the Company, the Company’s assets are first distributed ratably to the Series A preferred shareholders.  At June 30, 2009, there were no Series A preferred shares outstanding.

Series B

Series B preferred shares are entitled to a cumulative 15% dividend annually on the stated par value per share.  These shares are convertible into shares of common stock at the rate of one share of common stock for each share of Series B preferred stock, and are subject to automatic conversion into common stock upon the closing of an underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933 covering the offer and sale of common stock in which the gross proceeds to the Company are at least $4 million.  Series B preferred shareholders have voting rights equal to the voting rights of common stock, except that the vote or written consent of a majority of the outstanding preferred shares is required for any changes to the Company’s Articles of Incorporation, Bylaws or Certificate of Designation, or for any bankruptcy, insolvency, dissolution or liquidation of the Company.  Upon liquidation of the Company, the Company’s assets are first distributed ratably to the Series A preferred shareholders, then to the Series B preferred shareholders.

On February 1, 2007, the Board of Directors declared a dividend on the Series B Preferred Stock of all outstanding and cumulative dividends through December 31, 2006.  The total dividends of $38,458 were paid on February 15, 2007.  The Company does not anticipate paying any cash dividends on the Series B Preferred Stock in the foreseeable future.  At June 30, 2009, there were 59,065 Series B preferred shares outstanding and cumulative dividends in arrears were $26,565.

In addition to the previously outstanding shares of common stock and Series B preferred stock, the Company had the following transactions that affected shareholders’ equity during the years ended June 30, 2009 and 2008.

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

Warrants to Purchase Common Stock

In connection with the various common stock offerings and at other times the Company has issued warrants for the purchase of common stock.  The warrants activity is summarized as follows:

	2009		2008
	Warrants	Price (a)	Warrants	Price (a)
Beginning balance outstanding	3,245,082	$5.50	3,627,764	$5.31
Cancelled/expired	(28,438)	0.70	(91,806)	4.18
Exercised	–	–	(290,876)	3.48

Ending balance outstanding	3,216,644	$5.55	3,245,082	$5.50

(a)	Weighted average exercise price per share.

On August 20, 2008, the Board of Directors extended the expiration dates of warrants issued pursuant to the Company’s private placement memorandums dated October 17, 2005 and February 1, 2006 for an additional one-year period.  The Board of Directors had previously retroactively extended these warrants on January 8, 2008 for a one-year period beyond their initial expiration dates of October 2007 to February 2008.  Based on these extensions, the warrants will now expire between October 2009 and February 2010.  No other terms or conditions of the warrants were changed.  The change in expiration dates affected outstanding warrants to purchase 2,102,142 shares of common stock.  Of these outstanding warrants, there were warrants to purchase 12,500 common shares held by the Chairman and CEO of the Company.  Prior to the original extension, warrants to purchase 1,186,219 shares of common stock had passed their original expiration dates.

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

The following table summarizes additional information about the Company’s common warrants outstanding as of June 30, 2009:

Number of Warrants	Range of Exercise Prices	Expiration Date
53,000	$6.00	October 2009
162,500	$6.00	November 2009
909,469	$6.00	December 2009
700,250	$6.00	January 2010
276,923	$6.00 to $6.50	February 2010
56,876	$0.70	March 2010
826,100	$5.00	March 2011
206,526	$4.40	March 2012
25,000	$2.00	July 2015

3,216,644

Common Stock Options

A summary of the Company’s stock option activity and related information for the years ended June 30, 2009 and 2008 is as follows:

	2009		2008
	Shares	Price (a)	Shares	Price (a)
Beginning balance outstanding	2,803,393	$2.62	3,683,439	$2.86
Granted (b)	993,900	0.31	100,000	0.75
Cancelled	(1,089,127)	1.86	(970,046)	3.35
Exercised	–	–	(10,000)	1.19

Ending balance outstanding	2,708,166	$2.08	2,803,393	$2.62
Exercisable at end of year	1,837,018	$2.74	2,442,001	$2.42

(a)	Weighted average exercise price per share.
(b)	All options granted had exercise prices equal to or greater than the ending market price of the Company’s common stock on the grant date.

The following table summarizes additional information about the Company’s stock options outstanding as of June 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Price (a)	Life (b)	Shares	Price (a)
$0.26	898,900	$0.26	9.93	200,000	$0.26
$0.65 to $0.75	130,000	0.73	8.90 yrs	100,000	0.75
$1.00 to $1.19	272,802	1.05	6.57 yrs	222,802	1.06
$1.96 to $2.00	342,118	2.00	5.35 yrs	342,118	2.00
$3.10 to $3.11	440,400	3.11	6.86 yrs	407,066	3.11
$3.50 to $3.85	150,000	3.70	7.00 yrs	133,333	3.73
$4.14 to $4.15	189,431	4.14	6.82 yrs	165,187	4.15
$4.40	63,265	4.40	7.37 yrs	45,262	4.40
$5.50 to $6.50	221,250	6.06	5.48 yrs	221,250	6.06

Total options	2,708,166			1,837,018

(a)	Weighted average exercise price.
(b)	Weighted average remaining contractual life.

13.	Treasury Stock

In June 2008, the Board of Directors of IsoRay authorized the repurchase of up to 1,000,000 shares of the Company’s common stock.  The Company repurchased 8,200 shares of its common stock for $4,735 during the year ended June 30, 2009 and 5,000 shares of its common stock for $3,655 during the year ended June 30, 2008.

14.	Income Taxes

The Company recorded no income tax provision or benefit for the years ended June 30, 2009 and 2008.

1. The Company had a net deferred tax asset of approximately $11.3 and $9.3 million as of June 30, 2009 and 2008, respectively.  The deferred tax asset has arisen principally from net operating loss carryforwards, share-based compensation, depreciation and amortization, and accrued compensation.  The deferred tax asset was calculated based on the currently enacted 34% statutory income tax rate.  Since management of the Company cannot determine if it is more likely than not that the Company will realize the benefit of its net deferred tax asset, a valuation allowance equal to the full amount of the net deferred tax asset at June 30, 2009 and 2008 has been established.

At June 30, 2009, the Company had tax basis net operating loss carryforwards of approximately $26.9 million available to offset future regular taxable income.  These net operating loss carryforwards expire through 2029.

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

On January 23, 2008, the Company, through its subsidiary IsoRay International LLC, became a thirty percent (30%) owner in a Russian limited liability company, UralDial, LLC (UralDial), a new company based in Yekaterinburg, Russia.  In December 2008, the Company entered into an agreement to sell its thirty percent (30%) interest in UralDial for a nominal amount.  UralDial did not have any material assets or liabilities at the time of the Company’s disposition of its ownership interest.

Also in December 2008, the Company finalized a contract to purchase Cs-131 from UralDial.  Under the contract, the Company will purchase Cs-131 from UralDial rather than purchasing Cs-131 directly from its two existing suppliers in Russia.  UralDial will provide Cs-131 from at least two Russian facilities subject to scheduled maintenance shutdowns of the facilities from time to time.  The contract stabilizes supply arrangements for the 12 months beginning on December 15, 2008 and ending on December 31, 2009.

The Company has an existing distribution agreement with UralDial that allows UralDial to distribute Proxcelan Cs-131 brachytherapy seeds in Russia.  The Company, through UralDial, has regulatory approval to sell Cs-131 seeds in Russia.  However, the economic downturn in Russia has slowed the Company’s market penetration efforts.

17.	Distribution Agreement

On February 18, 2009, the Company entered into an exclusive distribution agreement with BrachySciences, a division of Biocompatibles International plc.  The agreement allows BrachySciences to sell the Company’s Proxcelan Cs-131 brachytherapy seeds throughout the United States.  The Company did not have any sales under this agreement in fiscal year 2009.

18.	Commitments and Contingencies

Royalty Agreement for Invention and Patent Application

A shareholder of the Company previously assigned his rights, title and interest in an invention to IsoRay Products LLC (a predecessor company) in exchange for a royalty equal to 1% of the Gross Profit, as defined, from the sale of “seeds” incorporating the technology.  The patent and associated royalty obligations were transferred to the Company in connection with the merger transaction.

The Company must also pay a royalty of 2% of Gross Sales, as defined, for any sub-assignments of the aforesaid patented process to any third parties.  The royalty agreement will remain in force until the expiration of the patents on the assigned technology, unless earlier terminated in accordance with the terms of the underlying agreement.

During fiscal years 2009 and 2008, the Company recorded royalty expenses of $20,063 and $21,219, respectively.

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

On May 2, 2007, Medical entered into a lease for its new production facility with Energy Northwest, the owner of the Applied Process Engineering Laboratory (the APEL lease).  The new lease originally provided the Company with 19,328 square feet of manufacturing and office space and the Company has moved all manufacturing operations to this new leased space as of September 2007 and vacated its leased space at the PEcoS-IsoRay Radioisotope Laboratory (PIRL).  The APEL lease has a three year term expiring on April 30, 2010, plus options to renew for two additional three-year terms, and monthly rent of approximately $26,700, subject to annual increases based on the Consumer Price Index, plus monthly janitorial expenses of approximately $700.  Due to the severe economic penalty associated with not exercising the two lease renewal options, the Company currently intends to exercise both of the three-year renewal options at the appropriate time in the lease.  Subsequent to the initial signing of this lease, the Company reconfigured its space requirements and returned some lab space to Energy Northwest.  This has reduced the Company’s rent to approximately $23,500 per month plus janitorial expenses of approximately $460 per month.

Future minimum lease payments under operating leases including the two three-year renewals of the APEL lease, which the Company intends to exercise, are as follows:

Year ending June 30,
2010	$305,908
2011	302,235
2012	290,993
2013	288,467
2014	288,467
Thereafter	528,857

$2,004,927

Rental expense amounted to $325,496 and $354,202 for the years ended June 30, 2009 and 2008, respectively.

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

On October 12, 2007, the Company entered into Amendment No. 1 (the Amendment) to its License Agreement dated February 2, 2006 with IBt.  The Company paid license fees of $275,000 (under the original agreement) and $225,000 (under the Amendment) during fiscal years 2006 and 2008, respectively.  The Amendment eliminates the previously required royalty payments based on net sales revenue, and the parties intend to negotiate terms for future payments by the Company for polymer seed components to be purchased at IBt's cost plus a to-be-determined profit percentage.  No agreement has been reached on these terms and there is no assurance that the parties will consummate an agreement pursuant to such terms.  The Company does not currently intend to use this technology and recorded an impairment charge on the remaining book value of the license in fiscal year 2009.

19.	Concentrations of Credit and Other Risks

Financial Instruments

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable.

The Company’s cash and cash equivalents are maintained with high-quality financial institutions.  The accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  At      June 30, 2009, cash balances uninsured by the FDIC totaled approximately $2.5 million.  A portion of this amount (approximately $2.3 million) is held in a money market account that is protected by the US Treasury Department’s Temporary Guarantee Program for Money Market Funds.

Short-term investments are held by a major, high-quality financial institution.  Generally, these securities are traded in a highly liquid market and may be redeemed upon demand and bear minimal risk.  Management regularly monitors the composition and maturities of these investments and the Company has not experienced any material realized losses on its investments.

The Company’s accounts receivable result from credit sales to customers.  The Company had two customers whose sales were greater than 10% for each of the years ended June 30, 2009 and 2008, respectively.  These customers represented a combined 35.0% and 34.3% of the Company’s total revenues for the years ended June 30, 2009 and 2008, respectively.  These same customers accounted for a combined 39.6% and 38.4% of the Company’s net accounts receivable balance at June 30, 2009 and 2008, respectively.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 23, 2009

ISORAY, INC., a Minnesota corporation

By	/s/ Dwight Babcock
Dwight Babcock, Chief Executive Officer and Chairman

By	/s/ Jonathan R. Hunt
Jonathan R. Hunt, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  September 23, 2009

/s/ Dwight Babcock
Dwight Babcock, Chief Executive Officer and Chairman

/s/ Jonathan R. Hunt
Jonathan R. Hunt, Chief Financial Officer and Principal Accounting Officer

/s/ Robert Kauffman
Robert Kauffman, Director and Vice-Chairman

/s/ Thomas LaVoy
Thomas LaVoy, Director

/s/ Albert Smith
Albert Smith, Director