Form 10-Q/A
period 2009-09-30
IsoRay, Inc.
filed 2010-03-25
CIK 728387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to IsoRay, Inc.'s Form 10-Q amends the Form 10-Q filed with the U.S. Securities and Exchange Commission on November 16, 2009 (the "Original Filing").  The Amendment is being filed for the purpose of revising Item 4 and providing revised certifications, which are attached as Exhibits 31.1 and 31.2 to this Amendment, in response to comments received from the SEC.  The only items filed herewith are Item 4, the exhibit index, the signature page and the certifications. With the exception of the foregoing, no other information in the Original Filing has been supplemented, updated or amended.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2009.  Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  However, management believes that our system of disclosure controls and procedures is designed to provide a reasonable level of assurance that the objectives of the system will be met.

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

Dated: March 24, 2010

ISORAY, INC., a Minnesota corporation

By	/s/ Dwight Babcock
Dwight Babcock, Chief Executive Officer (Principal Executive Officer)

By	/s/ Brien Ragle
Brien Ragle, Controller (Principal Financial and Accounting Officer)