Form 10-K
period 2010-06-30
IsoRay, Inc.
filed 2010-09-28
CIK 728387

United States Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2010

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to ____________

Commission File No.  001-33407

IsoRay, Inc
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

Class	Outstanding as of September 16, 2010
Common stock, $0.001 par value	23,048,754

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter – $22,025,806 as of December 31, 2009.

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

All statements contained in this Form 10-K, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future revenue, economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances.  However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under Item 1A – Risk Factors beginning on page 25 below that may cause actual results to differ materially.

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

Business Operations

Overview

In 2003, IsoRay obtained clearance from the FDA for treatment for all solid tumor applications using Cesium-131 (Cs-131).  Such applications include prostate cancer; ocular melanoma; head, neck and lung tumors; and breast, liver, brain and pancreatic cancer.  The seed may be used in surface, interstitial and intracavity applications for tumors with known radio sensitivity.  Management believes its Cs-131 technology will allow it to become a leader in the brachytherapy market.  Management believes that the IsoRay Proxcelan Cesium-131 brachytherapy seed represents the first major advancement in brachytherapy technology in over 21 years with attributes that could make it the long-term “seed of choice” for internal radiation therapy procedures.

IsoRay began production and sales of Proxcelan Cesium-131 brachytherapy seeds in October 2004 for the treatment of prostate cancer after clearance of its premarket notification (510(k)) by the Food and Drug Administration (FDA).  In December 2007, IsoRay began selling its Proxcelan Cs-131 seeds for the treatment of ocular melanoma.  In June 2009, the Company began selling its Proxcelan Cs-131 seeds for treatment of head and neck tumors, commencing with treatment of a tumor that could not be accessed by other treatment modalities.  During the fiscal year ended June 30, 2010, the Company continued to expand the number of areas of the body in which the Proxcelan Cs-131 seeds were being utilized by adding lung cancer in August 2009, colorectal cancer in October 2009, and chest wall cancer in December 2009.  The Company is continuing to expand the use of the Proxcelan Cs-131 seed for other cancer treatment applications using both existing delivery systems and researching delivery systems other than those historically used by the Company.

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

Brachytherapy seeds are small devices used in an interstitial radiation procedure.  The procedure has become one of the primary treatments for prostate cancer.  The brachytherapy procedure places radioactive seeds as close as possible to (in or near) the cancerous tumor (the word “brachytherapy” means close therapy).  The seeds deliver therapeutic radiation thereby killing the cancerous tumor cells while minimizing exposure to adjacent healthy tissue.  This procedure allows doctors to administer a higher dose of radiation directly to the tumor.  Each seed contains a radioisotope sealed within a welded titanium capsule.  When brachytherapy is the only treatment (monotherapy), approximately 70 to 120 seeds are permanently implanted in the prostate in an outpatient procedure lasting less than one hour.  The number of seeds used varies based on the size of the prostate and the activity level specified by the physician.  When brachytherapy is combined with external beam radiation or intensity modulated radiation therapy (dual therapy), then approximately 40 to 80 seeds are used in the procedure.  The isotope decays over time and eventually the seeds become inert.  The seeds may be used as a primary treatment or in conjunction with other treatment modalities, such as chemotherapy, or as treatment for residual disease after excision of primary tumors.  The number of seeds for other treatment sites will vary from as few as 8 to16 to as many at 117 to 123 depending on the type of cancer, the location of the tumor being treated and the type of therapy being utilized.

Brachytherapy Isotope Comparison

Increasingly, prostate cancer patients and their doctors who decide to use seed brachytherapy as a treatment option choose Cs-131 because of its significant advantages over Palladium-103 (Pd-103) and Iodine-125 (I-125), two other isotopes currently in use.  These advantages include:

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

Higher Biologically Effective Dose
Another benefit to the short half-life of Cs-131 is what is known as the “biological effective dose” or BED.  BED is a way for health care providers to predict how an isotope will perform against cancers exhibiting different characteristics – for instance, slow versus fast growing tumors.  Studies have shown Cs-131 is able to deliver a higher BED across a wide range of tumor types than either I-125 or Pd-103. Although prostate cancer is typically viewed as a slow growing cancer it can present with aggressive features.  Cs-131’s higher BED may be particularly beneficial in such situations.  (Armpilia CI, et al.  The Determination of Radiobiologically Optimized Half-lives for Radionuclides Used in Permanent Brachytherapy Implants.  Int. J. Radiation Oncology Biol. Phys. 2003; 55 (2):  378-385.)

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

Industry Information

Incidence of Prostate Cancer

The prostate is a walnut-sized gland located in front of the rectum and underneath the urinary bladder.  Prostate cancer is a malignant tumor that begins most often in the periphery of the gland and, like other forms of cancer, may spread beyond the prostate to other parts of the body.  According to the American Cancer Society, approximately one man in six will be diagnosed with prostate cancer during his lifetime and one man in thirty-six will die of prostate cancer.  It is the most common form of cancer in men after skin cancer, and the second leading cause of cancer deaths in men following lung and bronchus cancers that account for 30% of deaths from cancer in men in the United States.  The American Cancer Society estimates there will be about 217,730 new cases of prostate cancer diagnosed and an estimated 32,050 deaths associated with the disease in the United States in 2010.  Because of early detection techniques (e.g., screening for prostate specific antigen, or PSA), approximately nine out of ten prostate cancers are found in the local and regional stages (local means it is still confined to the prostate; regional means it has spread from the prostate to nearby areas, but not to distant sites, such as bone).

Prostate cancer accounts for about 11% of cancer related deaths in men.  Prostate cancer incidence and mortality increase with age.  The American Cancer Society has reported that the incidence of prostate cancer rises rapidly after age 50.  Almost 2 of 3 prostate cancers are found in men over the age of 65.

The American Cancer Society recommends that men be given an opportunity to make an informed decision with their health care provider about whether to be screened for prostate cancer.  The decision should be made after getting information about the uncertainties, risks, and potential benefits of prostate cancer screening.  Men should not be screened unless they receive this information.  In March 2010, the American Cancer Society warned that regular testing for prostate cancer is of questionable value and can do more harm than good.

This discussion about screening should take place at age 50 for men who are at average risk of prostate cancer and are expected to live at least 10 more years.

This discussion should take place starting at age 45 for men at high risk of developing prostate cancer.  This includes African American men and men who have a first-degree relative (father, brother or son) diagnosed with prostate cancer at an early age (younger than age 65).

This discussion should take place at age 40 for men at even higher risk (those with several first-degree relatives who had prostate cancer at an early age).

After this discussion, those men who want to be screened should be tested with the prostate specific antigen (PSA) blood test.  The digital rectal exam (DRE) may also be done as a part of screening but is no longer recommended.

Incidence of Lung Cancer

An estimated 222,520 new cases of lung cancer are expected in 2010, accounting for 15% of all cancer diagnoses in the United States.  Lung cancer accounts for the most cancer related deaths in both men and women in the United States.  An estimated 157,300 deaths, accounting for about 28% of all cancer deaths, are expected to occur in 2010.  This exceeds the combined number of deaths from the three leading causes of cancer (breast, prostate, and colon cancers).  It also accounts for 6% of all deaths from any source in the United States.  (Cancer Management: A Multidisciplinary Approach, 11th ed. (2008). Richard Pazdur, Lawrence R. Coia, William J. Hoskins, Lawrence D. Wagman; American Cancer Society, 2009.)

Cigarette smoking is by far the most important risk factor for lung cancer.  Risk increases with quantity and duration of cigarette consumption.  Cigar and pipe smoking also increase risk.  Other risk factors include occupational or environmental exposure to secondhand smoke, radon, asbestos (particularly among smokers), certain metals (chromium, cadmium, arsenic), some organic chemicals, radiation, air pollution, and a history of tuberculosis.  Genetic susceptibility plays a contributing role in the development of lung cancer, especially in those who develop the disease at a younger age.  (American Cancer Society, 2010)

The 1-year relative survival for lung cancer increased from 35% in 1975-1979 to 42% in 2002-2005, largely due to improvements in surgical techniques and combined therapies.  However, the 5-year survival rate for all stages combined is only 16%.  The 5-year survival rate is 53% for cases detected when the disease is still localized, but only 15% of lung cancers are diagnosed at this early stage.  (American Cancer Society, 2010)

Incidence of Head and Neck Cancers

An estimated 49,260 new cases of head and neck cancer are expected in 2010, including 23,880 cases of oral cavity cancer, 12,720 cases of laryngeal cancer, and 12,660 cases of pharyngeal cancer diagnosed in the United States.  (American Cancer Society, 2010.)

Symptoms may include a sore in the throat or mouth that bleeds easily and does not heal, a lump or thickening, ear pain, a neck mass, coughing up blood, and a red or white patch that persists.  Difficulties in chewing, swallowing, or moving the tongue or jaw are often late symptoms.  (American Cancer Society, 2010)

Known risk factors include all forms of smoked and smokeless tobacco products and excessive consumption of alcohol.  Many studies have reported a synergism between smoking and alcohol use, resulting in more than a 30-fold increased risk in individuals who both smoke and drink heavily.  Human Papilloma Virus (HPV) infection is associated with certain types of oropharyngeal cancer.  (American Cancer Society, 2010)

Incidence of Ocular Melanoma

The American Cancer Society estimates that 2,480 new cases of cancers of the eye and orbit (primarily melanoma) will be diagnosed in 2010 and about 230 deaths from cancer of the eye will occur in 2010 in the United States.  Primary eye cancer can occur at any age but most occur in people over 50 years of age.  (American Cancer Society, 2010)

Many patients with eye melanoma (cancer) have no symptoms unless the cancer grows in certain parts of the eye or becomes more advanced.  Signs and symptoms of eye melanomas can include problems with vision including blurry vision or sudden loss of vision, floaters or flashes of light, visual field loss, a growing dark spot on the iris, change in the size or shape of the pupil, change in position of the eyeball within its socket, bulging of the eye, and/or change in the way the eye moves within the socket.  Known risk factors for ocular melanoma include sun exposure, certain occupations (e.g. welders, farmers, fishermen, chemical workers and laundry workers), race/ethnicity/eye and skin color, and certain inherited conditions such as dysplastic nevus syndrome.  (American Cancer Society, 2010)

Incidence of Colorectal Cancer

An estimated 142,570 new cases of colorectal cancer are expected in the United States in 2010, including 102,900 new cases of colon cancer and 39,670 new cases of rectal cancer.  (American Cancer Society, 2010.)

Symptoms may include a change in bowel habits including diarrhea, constipation, or narrowing of the stool that lasts for more than a few days, a feeling of the need to have a bowel movement which is not relieved by doing so, rectal bleeding, dark stools or blood in the stool, cramping or abdominal pain, weakness and fatigue, and unintended weight loss.

Known risk factors include age, personal history of colorectal polyps or colorectal cancer, personal history of inflammatory bowel disease, family history of colorectal cancer, inherited syndromes and racial and ethnic background.

The 5-year relative survival rates for colon cancer are 74% in stage I, a range of 37% to 67% in stage II, a range of 28% to 73% in stage III and 6% in stage IV.  The 5-year relative survival rates for rectal cancer are 74% in stage I, a range of 32% to 65% in stage II, a range of 33% to 74% in stage III and 6% in stage IV.

Prostate Brachytherapy

The industry has experienced an overall decrease in the number of cases of prostate cancer treated with brachytherapy as physicians have elected to utilize other treatment modalities, or to defer definitive treatment to a higher degree than historically.

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

Improved patient outcomes.  A number of published studies describing the use of I-125 and Pd-103 brachytherapy in the treatment of early-stage prostate cancer have been very positive when compared to other treatment options.  A recent study of 2,963 prostate cancer patients who underwent brachytherapy as their sole therapeutic modality at 11 institutions across the U.S. concluded that low-risk patients (who make up the preponderance of localized cases) who underwent adequate implants experienced rates of PSA relapse survival of greater than 90% between eight and ten years (Zelefsky MJ, et al, “Multi-institutional analysis of long-term outcome for stages T1-T2 prostate cancer treated with permanent seed implantation”  International Journal of Radiation Oncology Biology Physics, Volume 67, Issue 2, 2007, 327-333).

Other recent studies have demonstrated similar, durably high rates of control following brachytherapy for localized prostate cancer out to 15 years post-treatment (Sylvester J, et al. “15-year biochemical relapse free survival in clinical stage T1-T3 prostate cancer following combined external beam radiotherapy and brachytherapy; Seattle experience”, International Journal of Radiation Oncology Biology Physics, Vol. 67, Issue 1, 2007, 57-64).  The cumulative effect of these series has been the conclusion by leaders in the field that brachytherapy offers a disease control rate as high as surgery, though with a lesser side-effect profile than surgery (Ciezki JP.  “Prostate brachytherapy for localized prostate cancer” Current Treatment Options in Oncology, Volume 6, 2005, 389-393).

Reduced Incidence of Side Effects.  Sexual impotence and urinary incontinence are two major concerns men face when choosing among various forms of treatment for prostate cancer.  Studies have shown that brachytherapy with existing sources results in lower rates of impotence and incontinence than surgery (Buron C, et al.  “Brachytherapy versus prostatectomy in localized prostate cancer: results of a French multicenter prospective medico-economic study”.  International Journal of Radiation Oncology, Biology, Physics, Volume 67, 2007, 812-822). Combined with the high disease control rates described in many studies, these findings have driven the adoption of brachytherapy as a front-line therapy for localized prostate cancer.

It has been noted, however, that a significant proportion of patients who undergo I-125 or Pd-103 brachytherapy experience acute urinary irritative symptoms following treatment – in fact more so than with surgery or external beam radiation therapy (Frank SJ, et al, “An assessment of quality of life following radical prostatectomy, high dose external beam radiation therapy, and brachytherapy iodine implantation as monotherapies for localized prostate cancer” Journal of Urology, Volume 177, 2007, 2151-2156).  It has been postulated that Cs-131, with the shortest available half-life for a low-dose rate therapy isotope, will result in a quicker resolution of these irritative symptoms based on the shorter time interval over which normal tissue receives radiation from the implanted sources.

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

The Cs-131 Advisory Group’s (CAG) article entitled “Recommendations for permanent prostate brachytherapy with 131Cs: a consensus report from the Cesium Advisory Group” was published in Brachytherapy in the fourth quarter of calendar year 2008.  The CAG is sponsored by the Company.  The objective of the article was to provide consensus recommendations for Cs-131 prostate brachytherapy based on experience to date for physicians still unfamiliar with Cs-131.  These recommendations are based on three clinical trials in which one of the trials has completed the patient accrual, published in the peer reviewed literature, and the combined CAG experience of more than 1,200 Cs-131 implants.  The recommendations from the group are designed to aid practitioners in the safe and effective delivery of Cs-131 prostate brachytherapy.

The Company has also commissioned a dual therapy protocol.  This multi-institutional trial observes the dosimetric characteristics of Cs-131 and health related quality of life (HRQOL) results following combined Cs-131 transperineal permanent prostate brachytherapy and external beam radiotherapy in patients with intermediate to high risk prostate cancer.  This protocol is being conducted to confirm clinically what radiobiological data suggests regarding this treatment modality.  The quantified dosimetric variables collected will be correlated to the reported HRQOL data and ultimately compared to existing data in the literature for similar investigations using I-125 and Pd-103.  Patient enrollment for this study began in April 2007 and during the year ended June 30, 2010 enrollment to the study was closed.

In addition to establishing the dosimetric and quality of life impact of Proxcelan Cesium-131 brachytherapy seeds in different treatment modalities, all trials have been designed to collect ongoing PSA results for the purposes of establishing long-term survival rates using Cs-131 seed implant brachytherapy.

Lung Cancer Treatment Options

Lung cancer has historically been treated utilizing surgery, radiation therapy, other local treatments, chemotherapy and targeted therapy.  Surgery generally involves removing a portion of the lung (lobectomy, segmentectomy, wedge resection) or the entire lung (pneumonectomy).  Chemotherapy may be used either as a primary treatment or a secondary treatment depending on the type and stage of the lung cancer.  Standard external beam radiation therapy is sometimes used as the primary treatment if the tumor cannot be removed by surgery due to the tumor’s location or the patient’s health however this is now used less often as it is being replaced with newer EBRT techniques such as 3D-CRT, IMRT and stereotactic radiation therapy. (American Cancer Society, 2010)

Brachytherapy is now being used in conjunction with surgery to kill small areas of cancer that might be missed during surgery.  The Company believes that Cs-131, with its shorter half-life and high energy, is better suited for treating lung cancer than either I-125 or Pd-103.  The bioabsorbable mesh used in this procedure to apply the Proxcelan Cs-131 brachytherapy seeds generally dissolves after about 45 days.  Cs-131 delivers 90% of its dose in 33 days and is therefore well-suited to use with bioabsorbable mesh.

Head and Neck Cancer Treatment Options

Most head and neck cancers have historically been treated with some combination of surgery including tumor resection, Mohs micrographic surgery, full or partial mandible (jaw bone) resection, maxillectomy, laryngectomy, neck dissection, pedicle or free flap reconstruction, tracheostomy, gastrostomy tube or dental extraction and implants; chemotherapy and radiation therapy including external beam radiation therapy (EBRT), accelerated and hyperfractionated radiation therapy, three-dimensional conformal radiation therapy (3D-CRT) and intensity modulated radiation therapy (IMRT), and brachytherapy (both high-dose rate (HDR) and low-dose rate (LDR)).

Surgery is the most common option.  Chemotherapy is often used in conjunction with surgery or radiation therapy depending on the type and stage of the cancer.  External beam radiation therapy and brachytherapy have been used together or in combination with surgery or chemotherapy

Management believes Proxcelan Cs-131 represents an improved approach to brachytherapy treatment of head and neck cancers.

Ocular Melanoma Treatment Options

In addition to brachytherapy to treat ocular melanoma, other treatment options include surgery, external beam radiation, and laser therapy.  Surgery could include removal of part of the iris, a portion of the outer eyeball, or the removal of the entire eyeball, and is used less often than in the past as the use of radiation therapy has grown.  External beam radiation (including conformal proton beam radiation therapy and stereotactic radiosurgery) involves sending radiation from a source outside the body that is focused on the cancer but has not been as widely used to date for ocular melanoma.  Laser therapy, rarely used now to treat ocular melanoma, burns the cancerous tissue by using a highly focused, high-energy light beam.  Laser therapy can be effective for very small melanomas but it is more often used to treat side effects from radiation. (American Cancer Society, 2010)

Brachytherapy has become the most commonly used radiation treatment for most eye melanomas.  Brachytherapy using Cs-131, I-125, or Pd-103 is done by placing the seeds in a plaque (shaped like a small cap) that is attached to the eyeball with minute stitches for 4 to 5 days.  The patient generally stays in the hospital until the plaque is removed from the eye.  Brachytherapy cures approximately 9 out of 10 small tumors and can preserve the vision of some patients.  (American Cancer Society, 2010)

Colorectal Treatment Options

Colorectal cancer has historically been treated using surgery, radiation therapy, chemotherapy and other targeted therapies.  Depending on the stage of the cancer, two or more of these types of treatment may be combined at the same time or used after one another. (American Cancer Society, 2010)

For the treatment of early stage colon and rectal cancers, surgery is often the main treatment.  Colorectal surgeries include open colectomy, laparoscopic-assisted colectomy, and polypectomy and local excision.  Rectal surgeries include polypectomy and local excision, local transanal resection, transanal endoscopic microsurgery (TEM), lower anterior resection, proctectomy with coloanal anastomosis,  abdominoperineal resection and pelvic exenteration. (American Cancer Society, 2010)

For the treatment of colorectal cancers beyond early stage, other surgery treatments (radiofrequency ablation, ethanol ablation, cryosurgery and hepatic artery embolization), radiation therapy (external beam radiation, endocavitary radiation, brachytherapy, yttrium-90 microsphere radioembolization), chemotherapy, and targeted therapies (Avastin, Erbitux, Vectibix) can be used. (American Cancer Society, 2010)

Low-dose rate (LDR) brachytherapy including Proxcelan Cesium-131 is typically utilized in treating individuals with rectal cancer who are not healthy enough to tolerate curative surgery.  This is generally a one-time only procedure and does not require ongoing visits for several weeks as is common with other types of radiation therapy such as external-beam radiation therapy and endocavitary radiation therapy.  Management believes that the advantages provided by Cesium-131 shown through the treatment of other cancers will benefit patients utilizing Proxcelan Cesium -131 brachytherapy seeds in the treatment of their colorectal cancers with low-dose rate brachytherapy.

Our Strategy

The key elements of IsoRay’s strategy for fiscal year 2011 include:

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

Management plans to continue to build on an increasing number of studies related to Cs-131 therapy in the management of cancer that were published in the medical literature and presented at relevant oncology society meetings in 2010.  The publication and presentation of speculative and real-world data contribute to the acceptability of Cs-131 in the oncologic marketplace, and discussion in the medico-scientific community of established and novel Cs-131 applications is considered a prerequisite to expansion into untapped markets.

In calendar year 2010, eight presentations were made at the American Brachytherapy Society describing Cs-131 treatment of prostate, lung, and breast cancer.  Five publications were abstracted to the MEDLINE database of citations of the medical literature that reported patients treated with Cs-131 for prostate cancer.  Five additional publications mentioned Cs-131 as an accepted treatment for prostate cancer, and two publications specifically discussed the physics and dosimetric profile of Cs-131 for the treatment of prostate and eye cancers.

▪
Continue to introduce the Proxcelan Cs-131 brachytherapy seed into the U.S. market for prostate cancer.  Utilizing our direct sales organization, IsoRay intends to continue to seek to increase the number of centers making the use of Proxcelan Cs-131 seeds available to their patients in brachytherapy procedures for prostate cancer and by increasing the number of patients being treated at current centers using the Proxcelan Cs-131 seeds.  IsoRay hopes to capture much of the incremental market growth if and when seed implant brachytherapy recovers market share from other treatments and to take market share from existing competitors.

▪
Increase utilization of Cs-131 in treatment of other solid tumor applications such as head and neck, lung, chest wall, and colorectal cancers.  IsoRay Medical has clearance from the FDA for its premarket notification, (510(k)) for Proxcelan™ brachytherapy seeds that are preloaded into bioabsorbable braided strands. This order cleared the product for commercial distribution for treatment of lung and head and neck tumors as well as tumors in other organs.  IsoRay will continue to explore licenses or joint ventures with other companies to develop the appropriate technologies and therapeutic delivery systems for treatment of other solid tumors such as breast, liver, pancreas, and brain cancers.

▪
Return GliaSite® radiation therapy system to market in the United States and European Union (EU). In June of 2010, the Company acquired exclusive worldwide distribution rights to the GliaSite® radiation therapy system, the only FDA-cleared balloon catheter device used in the treatment of brain cancer from Hologic, Inc.  The product possesses an established reimbursement rate for both in-patient and out-patient settings.  The Company intends to return the product to market in a configuration equivalent to the original FDA-cleared device.  The Company is working to obtain the rights to license or acquire the Iotrex solution (Iodine -125) manufactured for use in the GliaSite® radiation therapy system.  The Company has developed a liquid Cesium-131 solution for use in the GliaSite® radiation therapy system as either a substitute for the Iotrex or as an alternative treatment option for physicians to utilize in the system.

▪
Continue to develop data on Cs-131 for treatment of ocular melanoma.    The Company’s first sale for ocular melanoma occurred in late 2007 and periodic sales have occurred since then.  IsoRay is sponsoring a prospective review of the patients treated with Cs-131 to date.  This clinical data will be presented at the November 2010 annual meeting of the American Society for Therapeutic Radiology and Oncology (ASTRO).  Although the ocular melanoma market is not a large one, this application of Cs-131 continues to demonstrate the potential viability for other solid tumors.

•
Introduce Proxcelan Cesium-131 brachytherapy seeds to the Canadian and European Union (EU) markets.  Health Canada’s Therapeutic Products Directorate has approved IsoRay’s Class 3 Medical Device License Applications for Model CS-1 Proxcelan ™ (Cesium-131) brachytherapy seeds and the Proxcelan™ Sterile Implant Devices containing Model CS-1 Seeds.  This allows IsoRay to market its brachytherapy seeds and related preloaded brachytherapy seeds throughout Canada.  In November 2009, the Company entered into a distribution agreement with Inter V Medical of Montreal, Quebec, Canada for exclusive rights to sell the Proxcelan Cs-131 brachytherapy seed in Canada.  Approval to market Cesium-131 seeds in Russia was also obtained in 2009; and the Company has an exclusive distribution agreement in place with a Russian distributor, UralDial LLC, to distribute Proxcelan Cs-131 brachytherapy seeds in Russia, however, the economic downturn in Russia has slowed the Company’s market penetration efforts.  The Company is focusing on the Canadian and European Union (EU) markets until the Russian market recovers.

▪
Maintain ISO 13485 certification.  In August 2008, the Company obtained its ISO 13485 certification.  This was an important step to allow the Company to register and eventually sell its Proxcelan Cs-131 brachytherapy seeds in Canada, the European Union (EU) and Russia.  The Company completed its registrations of Proxcelan Cs-131 brachytherapy seeds in Canada and Russia during fiscal year 2009.

Products

IsoRay markets the Proxcelan Cs-131 brachytherapy seed for the treatment of prostate cancer, lung cancer, ocular melanomas, head and neck cancers, and colorectal cancer.  The Company intends to market Cs-131 for the treatment of other malignant disease, such as brain and gynecological cancers, in the near future through the use of existing proven technologies that have received FDA-clearance.  The strategy of utilizing existing FDA-cleared technologies intends to reduce the time and cost required to develop new applications of Cs-131 and deliver them to market.

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

Isotope Suppliers.  Due to the short half-life of both the Ba-131 and Cs-131 isotopes, potential suppliers must be capable of removing irradiated materials from the reactor core on a routine basis for subsequent processing to produce ultra-pure Cs-131.  In addition, the supplier’s nuclear reactor facility must have sufficient irradiation capacity to accommodate barium targets and the nuclear reactors must have sufficient neutron flux to economically produce commercially viable quantities of Cs-131.  Ideally, the irradiation facility will also have a radiochemical separation infrastructure to carry out the initial separation steps.  The Company has identified key reactor facilities in the U.S. and Russia that are capable of meeting these requirements.  In order to manage the Russian supply more effectively IsoRay entered into a second agreement with UralDial, LLC (a Russian LLC) on November 30, 2009 to provide Cs-131 isotope from Russia to the Company’s facility in Richland, WA through December 31, 2010.  UralDial obtains Cs-131 from two suppliers.  The Company also continues to receive irradiated barium from the MURR reactor located in the United States.  For the fiscal year ended June 30, 2010, approximately sixty-eight percent (68%) of our Cs-131 was supplied by one of two Russian supply sources and thirty-two percent (32%) from domestic sources.

The Company plans to expand Cs-131 manufacturing capability at the MURR reactor but will continue to obtain Cs-131 from multiple suppliers.  Failure to obtain deliveries of Cs-131 from at least one of its Russian suppliers could have a material adverse effect on seed production.  Management believes it will continue to rely solely on its existing suppliers in the near future, however, shutdowns from these suppliers could cause delays in deliveries and production.

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

Order Processing.  The Company has implemented a just-in-time production process that is responsive to customer input and orders to ensure that individual customers receive a higher level of customer service than received from our competitors who have the luxury of longer lead times due to longer half-life products.  Time from order confirmation to completion of product manufacture is reduced to several working days, including receipt of irradiated barium (from the domestic supplier’s reactor) or unpurified Cs-131 (from the international supplier’s reactor), separation and purification of Cs-131, isotope labeling of the core, loading of cores into pre-welded titanium “cans” for final welding, testing, quality assurance and shipping.

It is up to each physician to determine the dosage necessary for implants and acceptable dosages vary among physicians.  Many of the physicians who order our seeds order more seeds than necessary to assure themselves that they have a sufficient quantity.  Upon receipt of an order, the Company either delivers the seeds from its facility directly to the physician in either loose or preloaded form or sends the order to an independent preloading service that delivers the seeds preloaded into needles or cartridges just prior to implant.  If the implant is postponed or rescheduled, the short half-life of the seeds makes them unsuitable for use and therefore they must be re-ordered.

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

Automated Manufacturing Process

In fiscal 2010, IsoRay pursued further automation identified by management to reduce cost and increase radiation safety while allowing an expansion of product loading configurations.  The Company will continue to evaluate and implement automation in the future that supports process improvement, employee safety and resource management.  The Company continues to contract with a third party to outsource certain sub-processes where cost effective.

Manufacturing Facility

The Company maintains a production facility located at Applied Process Engineering Laboratory (APEL).  The APEL facility became operational in September 2007.  The production facility has over 15,000 square feet and includes space for isotope separation, seed production, order dispensing, a clean room for radiopharmacy work, and a dedicated shipping area.  A description of the lease terms for the APEL facility is located in the Other Commitments and Contingencies section of Item 7 below.  Management believes that the APEL facility will be utilized for manufacturing space through fiscal year 2016 which is the original lease term plus the two three-year renewal options.  Management has exercised the first of two three-year renewal options to extend the APEL facility lease through April 2013 and it believes that the Company will exercise the second three-year renewal option through April 2016.

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

In fiscal year 2010, the Company delivered approximately 67% of its Proxcelan seeds to customers configured in Mick cartridges, approximately 31% of the Proxcelan seed configured in stranded forms and the remaining 2% in a loose form.

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

We currently load approximately 96% of Mick cartridges in our own facility which in fiscal year 2010 accounted for approximately 67% of seeds sold.  The remaining approximately 33% of seeds sold are strand configurations including preloaded strands.  Although the Company performs in-house analytical services to eliminate loss in isotope activity due to radioactive decay, the Company utilizes independent radiopharmacies to back up its own preloading operation, handle periodic increases in demand and cater to certain doctors’ preferences.

Independent radiopharmacies traditionally provide the final packaging of the product delivered to the end user thereby eliminating the opportunity for reinforcing the "branding" of our seed product.  By providing our own repackaging service, we are able to preserve the product branding opportunity and eliminate any concerns related to the handling of our product by a third party prior to receipt by the end user.

Providing custom packaging configurations enhances our product while providing an additional revenue stream and incremental margins to the Company through pricing premiums charged to our customers.  The end users of these packaging options are willing to pay a premium because of the savings they realize by eliminating the need for loose seed handling and loading requirements on-site, eliminating the need for additional staffing to sterilize seeds and needles, and eliminating the expense of additional assaying of the seeds.

With clearance from the FDA for preloading flexible braided strands and bioabsorbable mesh, IsoRay became the second company in the industry that has 510(k) clearance to preload both the strands and the mesh.  This allows IsoRay to reduce loading costs by providing them directly to our customers.

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

The professional and patient market segments each play a role in the ultimate choice of cancer treatment and the specific isotope chosen for seed brachytherapy treatment.  The Company has developed a customized brand message for each audience.  In 2010, the Company’s website www.isoray.com was again substantially updated to deliver the message that Cs-131 is for the treatment of cancers throughout the body and includes sections that provide background information on the Company, cancer treatment utilizing brachytherapy in prostate, lung, ocular and brain, information for physicians/clinician resources, investor information, current events that representatives will attend, and contact information.  IsoRay also maintains print and visual medias (including physician brochures discussing the clinical advantages of Cs-131, clinical information binders, informational DVDs, single sheet glossies with targeted clinical data, etc.), and advertisements in leading medical journals.  In addition, the Company attends national professional meetings, including the following:

▪	American Brachytherapy Society (ABS);
▪	American Society for Therapeutic Radiation and Oncology (ASTRO);
▪	Association of American Physicists in Medicine (AAPM); and
▪	various local chapter meetings.

The Company also continues to consult with noted contributors from the medical physics community and expects articles for professional journals such as Medical Physics, the Brachytherapy Journal, and the International Journal of Radiation Oncology, Biology, and Physics regarding the benefits of and clinical trials involving Cs-131 will continue to be submitted.

IsoRay has conducted physician training programs in the past but is no longer doing so as it no longer believes the costs of these training programs are offset by improved sales.

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

IsoRay has a direct sales organization to introduce Proxcelan Cesium-131 brachytherapy seeds to radiation oncologists and medical physicists.  Currently IsoRay has five direct sales persons and a VP of Business Development.  These sales people include those experienced in the brachytherapy market and the medical device market.  In 2008, the Company had six direct sales persons and a National Sales Director; however, the Company has experienced some turnover in the sales force due to changes in the sales compensation program, termination of those who failed to sell sufficient amounts of products, and the travel demands required by the position.  With the assistance of an executive search firm, the Company is currently actively recruiting one to two additional sales persons with previous experience in radiation oncology and specifically with brachytherapy sales.

In 2009, IsoRay entered into an exclusive distribution agreement with BrachySciences to market Cs-131 seeds in the U.S.  BrachySciences has a sales force of approximately 6 sales persons and a manager, bringing the total sales personnel selling Proxcelan Cs-131 brachytherapy seeds in the U.S. to approximately 12.  The BrachySciences sales force sold its first Cs-131 prostate implant in August 2009; but its results to date have been disappointing.

The Company expects to continue to expand its customer base outside the U.S. market through use of established distributors in the key markets of other countries.  This strategy should reduce the time and expenses required to identify, train and penetrate the key implant centers and establish relationships with the key opinion leaders in these markets.  Using established distributors also should reduce the time spent acquiring the proper radiation handling licenses and other regulatory requirements of these markets.

Reimbursement

Reimbursement by third party payers is the primary means of payment for all IsoRay products.  The Centers for Medicare and Medicaid Services (CMS) is the primary payer, providing coverage for approximately 65% of all prostate brachytherapy cases.  Well established brachytherapy coverage and payment policies are currently in place by CMS and other non-governmental payers.   In 2003, CMS established a unique HCPCS code for Cs-131 brachytherapy seeds that permitted providers to report the use of Cs-131 directly to payers.  In July 2007, CMS established two separate Cs-131 codes for providers to report loose seeds and stranded seeds due to the cost differential of these two products.  Reimbursement for prostate brachytherapy services and sources is well established in the US and most providers (hospitals and physicians) are not faced with reimbursement challenges when providing this treatment option to patients.

Prostate brachytherapy is typically performed in an outpatient setting, and as such, is covered by the CMS Outpatient Prospective Payment System.  Through December 31, 2009, when charges for the seeds were correctly submitted by the provider to CMS, CMS reimbursed the hospital or clinic for the cost of the seeds.  On January 1, 2010, CMS changed the hospital outpatient system by implementing a fixed reimbursement per seed for stranded and loose seeds.   Iodine, palladium and cesium each have their own reimbursement values for stranded and loose seeds.   If reported correctly when seeds are submitted for payment to CMS, providers are reimbursed at a flat rate that is equivalent to the cost of the seeds.  It is expected that this reimbursement system established in January 2010 will continue as it is currently scheduled through calendar 2011 but there is no assurance that this will occur.  Private insurance companies have historically followed the CMS reimbursement policies.

Other Information

Customers

Customers representing ten percent or more of total Company sales for the twelve months ended June 30, 2010 include:

Various Northern California facilities (1)	11.6% of revenue
El Camino Hospital (Los Gatos, CA) (1)	11.0% of revenue
University of Pittsburgh Medical Center (Pittsburgh, PA)	10.7% of revenue

(1)
The following facilities located in northern California are used by one doctor (the Company’s Medical Director):  Fremont Surgery Center (6.1%), Mills Peninsula Health Services (2.6%), San Mateo Surgery Center (1.4%) and all others used by this doctor combined (1.5%).  El Camino Hospital is a facility used by two doctors, 6.4% of the 11% (58% of the facility sales) are attributable to the Company’s Medical Director for a total of approximately 18% of sales.

The loss of any of these significant customers would have a material adverse effect on the Company’s revenues, which would continue until the Company located new customers to replace them.

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

There are specific conditions attached to the assignment of the Cs-131 patent from Lane Bray.  In particular, the associated Royalty Agreement provides for 1% of gross profit payment from seed sales to Lane Bray and 1% of gross profit from any use of the Cs-131 process patent for non-seed products.  If IsoRay reassigns the Royalty Agreement to another company, these royalties increase to 2%.  The Royalty Agreement has an anti-shelving clause which requires IsoRay to return the patent if IsoRay permanently abandons sales of products using the invention.  During fiscal years 2010 and 2009, the Company recorded royalty expense of $23,041 and $20,063, respectively, related to this patent.

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

Research and Development

During the three-year period ended June 30, 2010, IsoRay and its predecessor companies incurred more than $2.7 million in costs related to research and development activities.  The Company expects to continue ongoing research and development activities for the foreseeable future.

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

As a medical device manufacturer, we are also subject to laws and regulations administered by governmental entities at the federal, state and local levels.  For example, our facility is licensed as a medical device manufacturing facility in the State of Washington and is subject to periodic state regulatory inspections.  Our customers are also subject to a wide variety of laws and regulations that could affect the nature and scope of their relationships with us.

In support of IsoRay’s global strategy to expand marketing to Canada, the European Union (EU) and Russia, we initiated the process in fiscal year 2008 to obtain the European CE Mark, Canadian registration, and certification to ISO 13485, an internationally recognized quality system.  European law requires that medical devices sold in any EU Member State comply with the requirements of the European Medical Device Directive (MDD) or the Active Implantable Medical Device Directive (AIMDD).  IsoRay’s products are classified in Europe as an active implantable and are subject to the AIMDD.  Compliance with AIMDD and obtaining a CE Mark involves being certified to ISO 13485 and obtaining approval of the product technical file by a notified body that is recognized by competent authorities of a Member State.  Compliance with ISO 13485 is also required for registration of a company for sale of its products in Canada.  Many of the recognized EU Notified Bodies are also recognized by Health Canada to conduct the ISO 13485 inspections for Canadian registration.  During fiscal year 2009, the Company received its certification to ISO 13485 and obtained approval from Health Canada for its Canadian registration.  The Company continues to focus on the Canadian and Russian markets while renewing its efforts to penetrate the European Union market.

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

Seasonality

The Company believes that some seed implantation procedures are deferred around physician vacations (particularly in the summer months), holidays, and medical conventions and conferences resulting in a seasonal influence on the Company’s business.  These factors cause a momentary decline in revenue which management believes is ultimately realized later.  Because almost thirty-four percent (34%) of the Company's business is dependant on three physicians, simultaneous vacations by these three physicians could cause significant drops in the Company's productivity during those reporting periods.

Employees

As of September 3, 2010, IsoRay employed thirty-six full-time individuals and one part-time individual.  The Company's future success will depend, in part, on its ability to attract, retain, and motivate highly qualified sales, technical and management personnel.  From time to time, the Company may employ independent consultants or contractors to support its research and development, marketing, sales, and administrative organizations.  None of the Company's employees are represented by any collective bargaining unit.  The Company estimates that successful implementation of its growth plan will result in up to three to five additional employees by the end of fiscal year 2011.

In fiscal year 2010, the Company employed five direct sales persons and a VP of Business Development.  The Company experienced some growth in the sales group as there were three sales persons added and one sales person lost through attrition.

Competition

The Company competes in a market characterized by technological innovation, extensive research efforts, and significant competition.  In general, the Proxcelan Cesium-131 brachytherapy seed competes with conventional methods of treating localized cancer, including, but not limited to, all forms of prostatectomy surgery and external beam radiation therapy which includes intensity modulated radiation therapy, as well as competing permanent brachytherapy devices.  Surgery has historically represented the most common medical treatment for early-stage, localized prostate cancer but use of radical prostatectomy has declined in recent years.  EBRT is also a well-established method of treatment and is widely accepted for patients who represent a poor surgical risk or whose prostate cancer has advanced beyond the stage for which surgical treatment is indicated.  Management believes that if general conversion from these treatment options (or other established or conventional procedures) to the Proxcelan Cesium-131 brachytherapy seed does occur, such conversion will likely be the result of a combination of equivalent or better efficacy, reduced incidence and duration of side effects and complications, lower cost, better quality of life outcomes, and pressure by health care providers and patients.

History has shown the advantage of being the first to market a new brachytherapy product.  For example, Theragenics Corp., which introduced the original Pd-103 seed, claimed over 59% of the Pd-103 market share (through CR Bard, other distributors, and direct distribution) in 2008.  (Source:  Millennium Research Corp, 2008).  Although factors other than being first to market contribute to becoming a market leader, the Company believes it has the opportunity to obtain a similar and significant advantage by being the first to introduce a Cs-131 seed.

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

Several companies have obtained regulatory clearance to produce and distribute Pd-103 and I-125 seeds, which compete directly with our seed.  However, as the Company expands the application of its Proxcelan Cesium-131 seed to other cancers (other than prostate), management believes it may improve its competitive advantages over Pd-103 and I-125 which do not have as wide of an application to other certain locations or have the potential for greater side effects.  It is possible that three or four of the current I-125 or Pd-103 seed manufacturers (e.g., CR Bard, Oncura, Theragenics, etc.) are capable of producing and marketing a Cs-131 seed, but none have reported efforts to do so.  Best Medical obtained a seed core patent in 1992 that named ten different isotopes, including Cs-131, for use in their seeds.  Best Medical received FDA 510(k) clearance to market a Cs-131 seed on June 6, 1993 but to date has not produced any products for sale.  In addition to the FDA and the NRC, Best Medical would be required to submit a Cs-131 seed to the TG-43 task group of the American Association of Physicists in Medicine to determine the seed’s characteristics such as anisotropy, dose rate constant, etc.  To date there has been no submission to the TG-43 task group for a competing Cs-131 seed.

Additional Growth Opportunities

Management of the Company sees growth opportunities through sales for homeland security applications, expansion into international markets and additional treatment applicability to cancers other than prostate.  The Company plans to introduce Cs-131 for prostate brachytherapy initially into Canada, the European Union (EU) and Russia and later into other international markets through partnerships and strategic alliances with channel partners for manufacturing and distribution but other than with respect to Canada has only one distribution agreement outside the United States as of the date of this Report.

Cs-131 has FDA clearance to be used for treatments for a broad spectrum of cancers including breast, brain, lung, and liver cancer, and the Company believes that a major opportunity exists as an adjunct therapy for the treatment of residual lung, head and neck, and other cancers.  The Company has already begun treating ocular melanoma, lung and head and neck tumors, and colorectal tumors as of the date of this Report.  The Company continues to have discussions with prominent physicians and to evaluate treatments for other cancer sites.

There is also an opportunity to develop and market other radioactive isotopes to the United States market, and to market Cs-131 isotope itself, separate from its use in our seeds.  The Company is also in the preliminary stages of exploring alternate methods of delivering our isotopes to various organs throughout the body.  Our new liquid form of Cs-131 may be advantageous to use in other FDA cleared devices as an alternative to our titanium-encapsulated seed to deliver radiation to these other body sites.

Consistent with the strategy of identifying alternative methods of delivering our isotopes to new locations, the Company has obtained exclusive worldwide distribution rights to the GliaSite® radiation therapy system, the world’s only FDA-cleared balloon catheter device used in the treatment of brain cancer.  This technology was previously used to treat approximately 500 cases annually in some 40 hospitals worldwide however this technology has not been available for sale since 2007.  This exclusive worldwide distribution agreement with Hologic, Inc aligns with the Company strategy to locate existing FDA-cleared technologies to provide new ways to treat other organs with Cesium-131.  The Company is in negotiations with a previous distributor of the GliaSite® radiation therapy system in the European Union for distribution rights to the system in Germany, Austria, Switzerland and Italy but there is no assurance an agreement will be reached.  The Company intends to return the product to market in a configuration equivalent to the original FDA-cleared device.  The Company is working to obtain the rights to license or acquire the Iotrex solution (Iodine-125) manufactured for use in the GliaSite® radiation therapy system.  The Company has developed a liquid Cesium-131 solution for use in the GliaSite® radiation therapy system as either a substitute for the Iotrex solution if an intellectual property agreement can not be reached or as a future alternative treatment option for physicians to utilize in the system. Use of liquid Cesium-131 will require clearance of a 510(k) application with the FDA.

ITEM 1A – RISK FACTORS

Risks Related to Our Industry and Operations

Our Revenues Depend Upon One Product.  Until such time as we develop additional products, our revenues depend upon the successful production, marketing, and sales of the Proxcelan Cs-131 brachytherapy seed.  The rate and level of market acceptance of this product may vary depending on the perception by physicians and other members of the healthcare community of its safety and efficacy as compared to that of competing products, if any; the clinical outcomes of the patients treated; the effectiveness of our sales and marketing efforts in the United States, Canada, the European Union (EU) and Russia; any unfavorable publicity concerning our product or similar products; our product’s price relative to other products or competing treatments; any decrease in current reimbursement rates from the Centers for Medicare and Medicaid Services or third-party payers; regulatory developments related to the manufacture or continued use of the product; availability of sufficient supplies of enriched barium (now coming from Russia) for Cs-131 seed production; ability to produce sufficient quantities of this product; the ability of physicians to properly utilize the device and avoid excessive levels of radiation to patients, and the ability to use this product to treat multiple types of cancers in various organs.  Because of our reliance on this product as the sole source of our revenue, any material adverse developments with respect to the commercialization of this product may cause us to continue to incur losses rather than profits in the future.

Although Cleared To Treat Any Malignant Tissue, Our Sole Product Is Currently Used To Treat Primarily One Type Of Cancer.  Currently, the Proxcelan Cs-131 seed is used almost exclusively for the treatment of prostate cancer (over ninety-six percent of our sales).  We are just beginning to treat other types of cancer including lung cancer (approximately 3% of our sales) and ocular melanoma, head and neck, colorectal and chest wall that together constitute less than one percent of our sales.  Management believes the Proxcelan Cs-131 seed will continue to be used to treat other types of cancers as the Company identifies existing delivery systems that it can be utilized or develops new delivery methods for the product, however these delivery systems may not prove as effective as anticipated  Management believes that clinical data gathered by select groups of physicians under treatment protocols specific to other organs will be needed prior to widespread acceptance of our product for treating other cancer sites.  If our current and future products do not become accepted in treating cancers of other sites, our sales will depend solely on treatment of prostate cancer, a market with increasing competition and ongoing loss of market share by all brachytherapy products.

We Have Ongoing Cash Requirements. IsoRay has generated material operating losses since inception.  We expect to continue to experience significant net operating losses.  Due to previous capital investments and substantial cost reductions, management believes cash and cash equivalents on hand at June 30, 2010 will be sufficient to meet our anticipated cash requirements for operations, debt service, and capital expenditure requirements through at least the next seven months or until approximately January 31, 2011.  The Company has an active S-3 filing to issue additional shares of up to $4.0 million in at the market transactions and has a sales agreement with C. K. Cooper & Company, Inc (CKCC) through December 31, 2010 to sell common stock to investors.  Management now estimates that operational cashflow breakeven will be achieved at approximately $700,000 in monthly revenue.  However, there is no assurance as to when break-even will occur.  If we are unable to generate profits and unable to obtain additional financing to meet our working capital requirements, we may have to curtail our business.

We Rely Heavily On A Limited Number Of Suppliers.  Some materials used in our products are currently available only from a limited number of suppliers.  In fiscal 2010, approximately sixty-eight percent (68%) of our Cs-131 was supplied through UralDial from reactors located in Russia.  Unless the Company substantially increases its purchase requirements resulting from significant increases in demand for its product, the cost of Cs-131 in Russia could increase from current pricing.  Our current contract with UralDial terminates on December 31, 2010 and will have to be renegotiated.  Management will seek to negotiate favorable pricing but there is no assurance as to the outcome of these negotiations.

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

Unfavorable Industry Trends in the Prostate Market. Several factors occurred in fiscal 2009 that caused our revenues to significantly decline and these factors continued into fiscal 2010 contributing to our failure to improve sales in the prostate market.  Beginning in the fall of 2008, U.S. consumers significantly curtailed all spending (even for life saving medical procedures) which impacted the brachytherapy industry as a whole.  In February of 2009 noted urologists announced at a medical conference that prostate specific antigen (PSA) testing was not as necessary as previously believed.  Their statements were widely publicized.  Management continues to believe that many people have been influenced by these statements to cut back on PSA testing thereby decreasing in the short term the number of prostate procedures performed.

In 2010, the American Cancer Society revised their advice regarding PSA testing.  In March 2010, the American Cancer Society warned that regular testing for prostate cancer is of questionable value and can do men more harm than good.  The ACS suggested that an initial discussion about screening should take place at age 50 for men who are at average risk of prostate cancer and are expected to live at least 10 more years.  For men at high risk of developing prostate cancer, the discussion should take place starting at age 45 for men at high risk of developing prostate cancer, this includes African American men and men who have a first-degree relative (father, brother or son) diagnosed with prostate cancer at an early age (younger than age 65).  For men at even higher risk such as those with several first-degree relatives who had prostate cancer at an early age, this discussion should take place at age 40.  After this discussion, those men who want to be screened should be tested with the prostate specific antigen (PSA) blood test.  The digital rectal exam (DRE) may also be done as a part of screening but is no longer recommended.

Also the emergence of IMRT as the preferred treatment alternative as a result of a much higher reimbursement rate to physicians compared to brachytherapy treatments has resulted in declining market share for brachytherapy treatment.  In fiscal 2010, each of these factors continues to impact the performance of the Company in the prostate market and the industry as a whole and there is no assurance that they will not continue to impact sales of the Company in the prostate market through fiscal 2011.

Future Production Increases Will Depend on Our Ability to Acquire Larger Quantities of Cs-131 and Hire More Employees. IsoRay currently obtains Cs-131 through its contract with UralDial and through reactor irradiation of natural barium and subsequent separation of Cs-131 from the irradiated barium targets.  The amount of Cs-131 that can be produced from a given reactor source is limited by the power level and volume available within the reactor for irradiating targets.  This limitation can be overcome by utilizing barium feedstock that is enriched in the stable isotope Ba-130.  However, the number of suppliers of enriched barium is limited and they may be unable to produce this material in sufficient quantities and at a reasonable price.

IsoRay entered into an exclusive agreement (through December 31, 2010) with UralDial in Russia to provide Cs-131 in quantities sufficient to supply a significant percentage of future demand for this isotope.  Due to the purchase of enriched barium in June 2007, IsoRay has access to sufficient quantities of enriched barium that may be recycled to increase the production of Cs-131.  Although the UralDial agreement provides for supplying Cs-131 in significant quantities, there is no assurance that this will result in IsoRay gaining access to a continuing sufficient supply of enriched barium feedstock.  If we were unable to obtain supplies of isotopes from Russia in the future, our overall supply of Cs-131 would be reduced significantly unless the Company has a source of enriched barium for utilization in domestic reactors.

We Have Entered Into An Agreement With A Single Distributor For Our Cesium-131 From Russia.  In December 2009, the Company entered into a new agreement with UralDial to purchase Cs-131 directly from UralDial through December 31, 2010 instead of directly from Institute of Nuclear Materials (INM) and Research Institute of Atomic Reactors (RIAR) as the Company had done prior to the original agreement with UralDial in December 2008.  As a result, the Company continues to rely on UralDial to obtain Cs-131 from Russian sources.  UralDial has agreed to maintain at least two Russian sources of its Cs-131 and through the UralDial agreement we have obtained set pricing for our Russian Cs-131 through the end of 2010.  There can be no guarantee that UralDial will always be able to supply us with sufficient Cs-131 or will renew our existing contract on favorable terms in December 2010, which could be due in part to risks associated with foreign operations and beyond our and UralDial's control.  If we were unable to obtain supplies of isotopes from Russia in the future, our overall supply of Cs-131 would be reduced significantly unless we have a source of enriched barium for utilization in domestic reactors.

We Are Subject To Uncertainties Regarding Reimbursement For Use Of Our Products.  Hospitals and freestanding clinics may be less likely to purchase our products if they cannot be assured of receiving favorable reimbursement for treatments using our products from third-party payers, such as Medicare and private health insurance plans.  Currently, Medicare reimburses hospitals at fixed rates that cover the cost of stranded and loose seeds.  Clinics and physicians performing procedures in a free standing center are reimbursed at the actual cost of the seeds.  It is expected that CMS will continue to reimburse providers using this same methodology in 2011.

In 2003, IsoRay applied to the CMS and received a reimbursement code for our Cs-131 seed.  On July 1, 2007, CMS revised the coding system for brachytherapy seeds and separated the single code into two codes – one code for loose seeds and a second code for stranded seeds.  This methodology was applied to all companies manufacturing brachytherapy seeds.  Reimbursement amounts are reviewed and revised annually based upon information submitted to CMS on claims by providers.  Although no changes are anticipated for 2011, adjustments can be made to reimbursement amounts or coverage policies, which could result in changes to reimbursement for brachytherapy services.  These changes can positively or negatively affect market demand for our products.  We monitor these changes and provide comments, as permitted, when changes are proposed, prior to implementation.

In July 2010, CMS published proposed changes for both reimbursement programs for government fiscal year 2011.  No changes in reimbursement have been proposed by CMS for 2011.  If the proposed changes are finalized, as expected in November 2010, there will be no changes in CMS reimbursement for 2011 but there is no assurance this will occur and is subject to revision annually.

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

Furthermore, any federal and state efforts to reform government and private healthcare insurance programs, such as those passed by the federal government in 2010, could significantly affect the purchase of healthcare services and products in general and demand for our products in particular.  Medicare is the payer in approximately 70% of all U.S. prostate brachytherapy cases and management anticipates this percentage to increase annually.  We are unable to predict whether potential healthcare reforms will be enacted, whether other healthcare legislation or regulations affecting the business may be proposed or enacted in the future or what effect any such legislation or regulations would have on our business, financial condition or results of operations.

Our Operating Results Will Be Subject To Significant Fluctuations.  Our quarterly revenues, expenses, and operating results are likely to fluctuate significantly in the future.  Fluctuation may result from a variety of factors, which are discussed in detail throughout this “RISK FACTORS” section, including:
▪	our achievement of product development objectives and milestones;
▪	demand and pricing for the Company’s products;
▪	effects of aggressive competitors;
▪	hospital, clinic and physician purchasing decisions;
▪	research and development and manufacturing expenses;
▪	patient outcomes from our therapy;
▪	physician acceptance of our products;
▪	government or private healthcare reimbursement policies;
▪	healthcare reform:
▪	our manufacturing performance and capacity;
▪	incidents, if any, that could cause temporary shutdown of our manufacturing facility;
▪	the amount and timing of sales orders;
▪	rate and success of future product approvals;
▪	timing of FDA clearance, if any, of competitive products and the rate of market penetration of competing products;
▪	seasonality of purchasing behavior in our market;
▪	overall economic conditions; and
▪	the successful introduction or market penetration of alternative therapies.

We Have Limited Data on the Clinical Performance of Cs-131.  As of June 30, 2010, the Proxcelan Cs-131 seed has been implanted in over 5,000 patients and research papers are being published on the use of the Proxcelan seed.  While there is less historical statistical data for the Proxcelan seed than is available for I-125 and Pd-103 seeds during the fiscal year ended June 30, 2010, the Company reached a key milestone by collecting the first 5 year outcome data for patients that received treatment with the Proxcelan seed.  In addition, during 2010 there were nine reports of the Proxcelan seed being used in the treatment of prostate and ocular melanoma published in peer-reviewed literature.  There were eight presentations made at the 2010 meeting of the American Brachytherapy Society covering the application of the Proxcelan seed in prostate, lung and breast cancers.  While this limited data may prevent us from drawing statistically significant conclusions, the side effects experienced by these patients were less severe than side effects observed in seed brachytherapy with I-125 and Pd-103 and in other forms of treatment such as radical prostatectomy.  These early results indicate that the onset of side effects generally occurs between one and three weeks post-implant, and the side effects are resolved between five and eight weeks post-implant, more quickly than the resolution of side effects that occur with competing seeds or with other forms of treatment.  These limited findings support management’s belief that the Cs-131 seed will result in less severe side effects than competing treatments, but we may have to gather data on outcomes from additional patients before we can establish statistically valid conclusions regarding the incidence of side effects from our seeds.

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

In addition to FDA-required market clearances and approvals for our products, our manufacturing operations are required to comply with the FDA's Quality System Regulation, or QSR, which addresses requirements for a company's quality program such as management responsibility, good manufacturing practices, product and process design controls, and quality controls used in manufacturing.  Compliance with applicable regulatory requirements is monitored through periodic inspections by the FDA Office of Regulatory Affairs (ORA).  We anticipate both announced and unannounced inspections by the FDA.  Such inspections could result in non-compliance reports (Form 483) which, if not adequately responded to, could lead to enforcement actions.  The FDA can institute a wide variety of enforcement actions ranging from public warning letters to more severe sanctions such as fines; injunctions; civil penalties; recall of our products; operating restrictions; suspension of production; non-approval or withdrawal of pre-market clearances for new products or existing products and criminal prosecution.  There can be no assurance that we will not incur significant costs to comply with these regulations in the future or that the regulations will not have a material adverse effect on our business, financial condition and results of operations.

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

Our Ability To Operate In Foreign Markets Is Uncertain.  Our future growth will depend in part on our ability to establish, grow and maintain product sales in foreign markets, particularly in Canada, the European Union (EU) and Russia.  However, we have limited experience in marketing and distributing products in other countries.  Any foreign operations would subject us to additional risks and uncertainties, including our customers’ ability to obtain reimbursement for procedures using our products in foreign markets; the burden of complying with complex and changing foreign regulatory requirements; time-sensitive delivery requirements due to the short half-life of our product; language barriers and other difficulties in providing long-distance customer service; potentially increase time to collect accounts receivable; significant currency fluctuations, which could cause third-party distributors to reduce the number of products they purchase from us because the cost of our products to them could fluctuate relative to the price they can charge their customers; reduced protection of intellectual property rights in some foreign countries; and the possibility that contractual provisions governed by foreign laws would be interpreted differently than intended in the event of a contract dispute.  Any future foreign sales of our products could also be adversely affected by export license requirements, the imposition of governmental controls, political and economic instability, trade restrictions, changes in tariffs, and difficulties in staffing and managing foreign operations.  Many of these factors may also affect our ability to import Cs-131 from Russia under our contract with UralDial.

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

Risks Related to Our Stock and Reporting Requirements

If We Are Unable To Successfully Address The Material Weakness In Our Internal Controls, Our Ability To Report Our Financial Results On A Timely And Accurate Basis May Be Adversely Affected.  Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. In its assessment of the effectiveness in internal control over financial reporting as of June 30, 2010, the Company determined that there were deficiencies that constituted a material weakness. Specifically, the Company did not maintain a sufficient complement of personnel with the appropriate level of knowledge, experience and training to analyze, review and monitor the accounting of complex financial transactions.  As a result, the Company did not prepare adequate contemporaneous documentation that would provide a sufficient basis for an effective evaluation and review of the accounting for complex transactions that are significant or non-routine.  This material weakness resulted in errors in the preliminary June 30, 2010 consolidated financial statements and more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.  The Company is in the process of developing and implementing a remediation plan to address the material weakness described above, along with the deficiencies also identified in the assessment, which are described under Item 9A below.  Specifically, in April 2010, an additional accounting position at the Company's operating subsidiary was filled with a Certified Public Accountant to address issues with segregation of duties, and the Company is assessing additional steps that may be taken in fiscal year 2011 to improve internal controls.  We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Our Reporting Obligations As A Public Company Are Costly.  Operating a public company involves substantial costs to comply with reporting obligations under federal securities laws that have continued to increase as provisions of the Sarbanes Oxley Act of 2002 have been implemented.  As a smaller reporting company, the Company incurred costs to implement additional provisions of the Sarbanes Oxley Act during fiscal year 2010 in particular related to the implementation of Section 404(b).  These Section 404(b) reporting obligations were permanently exempted through legislation passed in July 2010 and this exemption retrospectively applied to the year ended June 30, 2010 for companies classified as smaller reporting companies.

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

The Price Of Our Common Stock May Be Adversely Affected By The Future Issuance And Sale Of Shares Of Our Common Stock Or Other Equity Securities, Including Pursuant To The Sales Agreement, Or By Our Announcement That Such Issuances And Sales May Occur.  We cannot predict the size of future issuances or sales of our common stock or other equity securities, including those made pursuant to the Company's sales agreement with CKCC, future acquisitions or capital raising activities, or the effect, if any, that such issuances or sales may have on the market price of our common stock. In addition, CKCC, as agent for sales under the sales agreement, will not engage in any transactions that stabilize the price of our common stock. The issuance and sale of substantial amounts of common stock or other equity securities, including the issuances and sales pursuant to the sales agreement, or announcement that such issuances and sales may occur, could adversely affect the market price of our common stock.

Our Reduced Stock Price May Adversely Affect Our Liquidity.  Our common stock has been trading at less than $1.00 per share periodically in the last year.  Many market makers are reluctant to make a market in stock with a trading price of less than $1.00 per share.  To the extent that we have fewer market makers for our common stock, our volume and liquidity will likely decline, which could further depress our stock price.

Future Sales By Shareholders, Or The Perception That Such Sales May Occur, May Depress The Price Of Our Common Stock. The sale or availability for sale of substantial amounts of our shares in the public market, including shares issuable upon conversion of outstanding preferred stock or exercise of common stock warrants and options, or the perception that such sales could occur, could adversely affect the market price of our common stock and also could impair our ability to raise capital through future offerings of our shares.  As of June 30, 2010, we had 23,048,754 outstanding shares of common stock, and the following additional shares were reserved for issuance: 2,274,706 shares upon exercise of outstanding options, 3,165,768 shares upon exercise of outstanding warrants, and 59,065 shares upon conversion of preferred stock.  Any decline in the price of our common stock may encourage short sales, which could place further downward pressure on the price of our common stock and may impair our ability to raise additional capital through the sale of equity securities.

The Issuance Of Shares Upon Exercise Of Derivative Securities May Cause Immediate And Substantial Dilution To Our Existing Shareholders.  The issuance of shares upon conversion of the preferred stock and the exercise of common stock warrants and options may result in substantial dilution to the interests of other shareholders since these selling shareholders may ultimately convert or exercise and sell all or a portion of the full amount issuable upon exercise.  If all derivative securities were converted or exercised into shares of common stock, there would be approximately an additional 5,500,000 shares of common stock outstanding as a result.  The issuance of these shares will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

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

We Do Not Expect To Pay Any Dividends For The Foreseeable Future.  We do not anticipate paying any dividends to our shareholders for the foreseeable future except for dividends on the Series B Preferred Stock which we intend to pay on or before December 31, 2010 if required to comply with the Form S-3 eligibility requirements.  The terms of certain of our and our subsidiary's outstanding indebtedness substantially restrict the ability of either company to pay dividends.  Accordingly, shareholders must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur.  Any determination to pay dividends in the future will be made at the discretion of our Board of Directors and will depend on our results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable laws and other factors our Board deems relevant.

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

ITEM 2 – PROPERTIES

The Company’s executive offices are located at 350 Hills Street, Suite 106, Richland, WA 99354, (509) 375-1202, where IsoRay currently leases approximately 15,900 square feet of office and laboratory space for approximately $23,100 per month plus monthly janitorial expenses of approximately $430 from Energy Northwest, the owner of the Applied Process Engineering Laboratory (the APEL facility).  The Company is not affiliated with this lessor.  The monthly rent is subject to annual increases based on the Consumer Price Index.  The current lease was entered into in May 2010, expires on April 30, 2013, and has one additional three-year renewal option remaining.

The Company’s management believes that all facilities occupied by the Company are adequate for present requirements, and that the Company’s current equipment is in good condition and is suitable for the operations involved.

ITEM 3 – LEGAL PROCEEDINGS

The Company is not involved in any material legal proceedings as of the date of this Report.

ITEM 4 – [REMOVED AND RESERVED]

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Articles of Incorporation provide that the Company has the authority to issue 200,000,000 shares of capital stock, which are currently divided into two classes as follows: 194,000,000 shares of common stock, par value of $0.001 per share; and 6,000,000 shares of preferred stock, par value of $0.001 per share.  As of September 7, 2010, we had 23,048,754 outstanding shares of Common Stock and 59,065 outstanding shares of Preferred Stock.

On April 19, 2007, our common stock began trading on the American Stock Exchange (now the NYSE Amex) under the symbol "ISR."  Even though we have obtained our NYSE Amex listing, there is still limited trading activity in our securities.

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for our common stock as reported on the NYSE Amex.

Year ended June 30, 2010	High	Low
First quarter	$1.65	$0.23
Second quarter	1.21	0.72
Third quarter	1.58	0.82
Fourth quarter	1.58	1.02

Year ended June 30, 2009	High	Low
First quarter	$0.90	$0.35
Second quarter	0.70	0.20
Third quarter	0.32	0.15
Fourth quarter	0.39	0.19

The Company has never paid any cash dividends on its Common Stock and does not plan to pay any cash dividends in the foreseeable future.  On December 11, 2009, the Board of Directors declared a dividend on the Series B Preferred Stock of all outstanding and cumulative dividends through December 31, 2009.  There is no Series A Preferred Stock outstanding.  The total Series B accrued dividends of $36,679 were paid as of December 31, 2009.   At June 30, 2010, there were 59,065 Series B preferred shares outstanding and cumulative dividends in arrears were $5,316.  There is no Series A Preferred Stock outstanding.

As of September 3, 2010, we had approximately 259 shareholders of record, exclusive of shares held in street name.

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

As of June 30, 2010, the following options had been granted under the option plans.

	Number of	Weighted-	Number of
	securities to	average	securities
	be issued on	exercise	remaining
	exercise of	price of	available for
	outstanding	outstanding	future
	options,	options,	issuance
	warrants,	warrants,	under equity
	and rights	and rights	compensation
Plan Category	#	$	plans
Equity compensation plans approved by shareholders	N/A	N/A	N/A
Equity compensation plans not approved by shareholders	2,274,706	$1.96	1,551,845

Total	2,274,706	$1.96	1,551,845

Sales of Unregistered Securities

All sales of unregistered securities were previously reported.

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

On July 29, 2010, we entered into an amendment (the "Amendment") to the Agreement.  The purpose of the Amendment is to extend the term of the offering of Shares by CKCC as the Company's sales agent pursuant to the Agreement.  The offering of Shares pursuant to the Agreement, as amended by the Amendment, will terminate upon the earliest of (i) December 31, 2010, (ii) the sale of all Shares subject to the Agreement or (iii) the termination of the Agreement by the Company or CKCC.  The other terms of the Agreement remain in effect and have not been changed by the Amendment.

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

Short-Term Investments

The Company invests certain excess cash in marketable securities consisting primarily of commercial paper, auction rate securities, certificates of deposit, and money market funds.  The Company classifies all debt securities as “available-for-sale” and records the debt securities at fair value with unrealized gains and temporary unrealized losses included in other comprehensive income/loss within shareholders’ equity, if material.  Any declines in fair value that are considered other than temporary are recorded in the Consolidated Statements of Operations.

Fair Value of Financial Instruments

The Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, of the Financial Accounting Standards Board (FASB), permits, but does not require, entities to measure many financial instruments and certain other items not specifically identified in other topics of the ASC, such as available-for-sale investments, at fair value. We have not elected to measure additional assets and liabilities at fair value.

Fair value is defined as the price that would be received in the sale of an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. A three-level valuation hierarchy is used to qualify fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date:

Level 1.    Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 1 assets and liabilities include debt and equity securities and derivative financial instruments actively traded on exchanges, as well as U.S. Treasury securities and U.S. Government and agency mortgage-backed securities that are actively traded in highly liquid over-the-counter markets.

Level 2.    Model inputs are observable inputs, other than Level 1 prices, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs that are observable or can be corroborated, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 assets and liabilities include debt instruments that are traded less frequently than exchange traded securities and derivative instruments, for which the model inputs are observable in the market or can be corroborated by market observable data. Examples in this category are less frequently traded mortgage-backed securities, corporate debt securities and derivative contracts.

Level 3.    Inputs to the valuation methodology are unobservable but significant to the fair value measurement. Examples in this category include interests in loans held for sale, certain securitized financial assets or certain private equity investments.

Fair value is applied to eligible assets based on quoted market prices, where available. For financial instruments for which quotes from recent exchange transactions are not available, fair value is based on discounted cash flow analysis and comparisons to similar instruments. Discounted cash flow analysis is dependent upon estimated future cash flows and the level of interest rates.

The methods used for current fair value calculations of Level 2 and Level 3 assets and liabilities may not be indicative of net realizable value or reflective of future fair values. If readily determined market values became available, or if actual performance were to vary appreciably from assumptions used, assumptions may need to be adjusted, which could result in material differences from the recorded carrying amounts. We believe our methods of determining fair value are appropriate and consistent with other market participants. However, the use of different methodologies or application of different assumptions to value certain financial instruments could result in a different estimate of fair value.

Effective July 1, 2008, the Company implemented ASC 820, Fair Value Measurements and Disclosures, of the Financial Accounting Standards Board (FASB), ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.  The Company elected to implement this Standard with the one-year deferral permitted for nonfinancial assets and nonfinancial liabilities measured at fair value, except those that are recognized or disclosed on a recurring basis.  This deferral applied to fixed assets and intangible asset impairment testing and initial recognition of asset retirement obligations for which fair value is used.  The Company does not expect any significant impact to our consolidated financial statements when we implement ASC 820 for these assets and liabilities.

ASC 820 requires disclosures that categorize assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement.  Level 1 inputs are quoted prices in active markets for identical assets or liabilities.  Level 2 inputs are observable inputs other than quoted prices included within Level 1 for the asset or liability, either directly or indirectly through market-corroborated inputs.  Level 3 inputs are unobservable inputs for the asset or liability reflecting significant modifications to observable related market data or our assumptions about pricing by market participants.

At June 30, 2010, all of the Company’s financial assets and liabilities are accounted and reported at fair value using Level 1 inputs.

Also effective July 1, 2008, the Company adopted ASC Topic 825, Financial Instruments.  The statement allows entities to value many financial instruments and certain other items at fair value.  ASC 825 provides guidance over the election of the fair value option, including the timing of the election and specific items eligible for the fair value accounting.  If the fair value option is elected then unrealized gains and losses are reported in earnings at each subsequent reporting date.  The Company elected not to measure any additional financial instruments or other items at fair value as of July 1, 2008 in accordance with ASC 825.  Accordingly, the adoption of ASC 825 did not impact our consolidated financial statements.  The Company did elect to fair value its ARS rights that were received in October 2008 and exercised in January 2009 in accordance with ASC 825.

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

Management of the Company periodically reviews the net carrying value of all of its equipment on an asset by asset basis.  These reviews consider the net realizable value of each asset to determine whether an impairment of value has occurred, and if there is a need for any asset impairment write-down.

Although management has made its best estimate of the factors that affect the carrying value based on current conditions, it is reasonably possible that changes could occur which could adversely affect management's estimate of net cash flows expected to be generated from its assets, and necessitate asset impairment write-downs.

Deferred Financing Costs

Financing costs related to the acquisition of debt are deferred and amortized over the term of the related debt using the effective interest method. Deferred financing costs include the fair value of common shares issued to certain shareholders for their guarantee of certain Company debt in accordance with (ASC) 820 Capitalization of Interest and (ASC) 230 Statement of Cash Flows.  The value of the shares issued was the estimated market price of the shares as of the date of issuance.  Amortization of deferred financing costs, totaling $14,909 and $37,035 for the years ended June 30, 2010 and 2009, respectively, is included in financing expense on the statements of operations.

Licenses

Amortization of licenses is computed using the straight-line method over the estimated economic useful lives of the assets.  During fiscal year 2009, the Company determined that the entire remaining value of the IBt license was impaired and recorded an impairment charge of $425,434 that is included in cost of product sales for the year ended June 30, 2009. (see Footnote 7 to the audited consolidated financial statements)

Amortization of licenses was $11,867 and $30,067 for the years ended June 30, 2010 and 2009, respectively.  Based on the licenses recorded at June 30, 2010, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for each fiscal year ending June 30 is expected to be as follows:  $11,721 for 2011, $0 for all years thereafter.

Other Assets

Other assets, which include deferred charges and patents, are stated at cost less accumulated amortization.  Amortization of patents is computed using the straight-line method over the estimated economic useful lives of the assets.  The Company periodically reviews the carrying values of patents and other assets. Impairments are recognized when the expected future operating cash flows to be derived from such assets are less than their carrying value.

Amortization of other assets was $16,861 and $11,315 for the years ended June 30, 2010 and 2009 respectively.  Based on the patents and other intangible assets recorded in other assets at June 30, 2010, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for each fiscal year ending June 30 is expected to be as follows: $15,139 for each year 2011 through 2015 and $142,629 thereafter.

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

In September 2007, an asset retirement obligation of $473,096 was established representing the discounted cost of the Company’s estimate of the obligations to remove any residual radioactive materials and all leasehold improvements at the end of the lease term at its new production facility.  The estimate was developed by qualified production personnel and the general contractor of the new facility.  The Company has reviewed the estimate again based on its experience with decommissioning its old facility and believes that the original estimate continues to be applicable.

During the years ended June 30, 2010 and 2009, the asset retirement obligations changed as follows:

	2010	2009
Beginning balance	$553,471	$506,005
Accretion of discount	51,920	47,466

Ending balance	$605,391	$553,471

Because the Company does not expect to incur any expenses related to its asset retirement obligations in fiscal year 2011, the entire balance as of June 30, 2010 is classified as a noncurrent liability.

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

The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, notes payable, and capital lease obligations, approximated their fair values at June 30, 2010 and 2009.

Revenue Recognition

The Company applies the provisions of ASC Topic 605, Revenue Recognition. ASC 605 provides guidance on the recognition, presentation and disclosure of revenue in financial statements.  ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies.  The Company recognizes revenue related to product sales when (i) persuasive evidence of an arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

Revenue for the fiscal years ended June 30, 2010 and 2009 was derived primarily from sales of the Proxcelan Cs-131 brachytherapy seed, which is used in the treatment of cancer.  The Company recognizes revenue once the product has been shipped to the customer.  Prepayments, if any, received from customers prior to the time that products are shipped are recorded as deferred revenue. In these cases, when the related products are shipped, the amount recorded as deferred revenue is then recognized as revenue.  The Company accrues for sales returns and other allowances at the time of shipment.  Although the Company does not have an extensive operating history upon which to develop sales returns estimates, we have used the expertise of our management team, particularly those with extensive industry experience and knowledge, to develop a proper methodology.

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

Income (Loss) Per Common Share

Basic earnings per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents, including preferred stock, common stock warrants or options that are potentially convertible into common stock as those would be antidilutive due to the Company’s net loss position.

Securities that could be dilutive in the future as of June 30, 2010 and 2009 are as follows:

	2010	2009
Preferred stock	59,065	59,065
Common stock warrants	3,165,768	3,216,644
Common stock options	2,274,706	2,708,166

Total potential dilutive securities	5,499,539	5,983,875

Subsequent Events

Effective April 1, 2009, the Company adopted ASC 855 Subsequent Events.  This Statement establishes the accounting for, and disclosure of, material events that occur after the balance sheet date, but before the financial statements are issued.  In general, these events will be recognized if the condition existed at the date of the balance sheet, and will not be recognized if the condition did not exist at the balance sheet date.  Disclosure is required for non-recognized events if required to keep the financial statements from being misleading.  The guidance in this Statement is very similar to current guidance provided in accounting literature and, therefore, will not result in significant changes in practice.  Subsequent events have been evaluated through the date our financial statements were issued—the filing time and date of our 2010 Annual Report on Form 10-K.

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

Results of Operations

Financial Presentation

The following sets forth a discussion and analysis of the Company’s financial condition and results of operations for the two years ended June 30, 2010 and 2009.  This discussion and analysis should be read in conjunction with our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.  The following discussion contains forward-looking statements.  Our actual results may differ significantly from the results discussed in such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Item 1A — Risk Factors,” beginning on page 25 of this Annual Report on Form 10-K.

Year ended June 30, 2010 compared to year ended June 30, 2009

Product sales.  The Company generated revenue of $5,286,084 for the year ended June 30, 2010  compared to revenue of $5,417,815 for the year ended June 30, 2009, a decrease of $131,731 or 2.4%.  The total number of cases for the year ended June 30, 2010 as compared to the year ended June 30, 2009 declined 5.7%.  Revenue generated from prostate cancer related therapy amounted to approximately 97% of revenue in the year ended June 30, 2010 while the remaining approximately 3% is from new treatment modalities including lung, colorectal, head and neck and chest wall cancers.  In the year ended June 30, 2009 nearly 100% of revenue was generated by prostate cancer therapy.  Management believes that the overall market for prostate brachytherapy has received increased pressure from other treatment options with higher reimbursement rates such as intensity-modulated radiation therapy (IMRT) and management is focused on new treatment modalities to become a larger portion of the total revenue in the future.

Cost of product sales.  Cost of product sales was $4,560,287 for the year ended June 30, 2010 compared to cost of product sales of $5,771,147 for the year ended June 30, 2009.  While the Company continues to streamline manufacturing processes, the reduction of cost of product sales of $1,210,860 or 21% for the year ended June 30, 2010 as compared to the year ended June 30, 2009, was substantially impacted by a one-time impairment charge of $425,434.  The remaining year to year cost reduction of $785,426 was composed of decreases in depreciation and amortization expense of $219,000, occupancy expense of $66,000, payroll and benefits expense of $172,000 and pre-loading expense of 207,000.  The Company achieved a $785,000 reduction in production costs as a result of a continued focus on analyzing and improving all aspects of production operations.  These continued efforts during fiscal year 2010 have resulted in improved production processes, better utilization of labor, ability to utilize Company personnel in lieu of consultants and the continued increased use of internal seed loading capabilities by customers instead of external third-party seed loading services.

Gross margin (loss).  Gross margin was $725,797 for the year ended June 30, 2010 compared to a gross loss of $353,332 for the year ended June 30, 2009.  The improvement of $1,079,129 or 305% was due to the one-time impairment charge in the year ended June 30, 2009 as well as continued reductions in production costs and more efficient use of manufacturing resources in the year ended June 30, 2010.

Research and development expenses.  Research and development expenses for the year ended June 30, 2010 were $340,959 which represents a decrease of $617,706 or approximately 64% less than the research and development expenses of $958,665 for the year ended June 30, 2009.

The cost savings of approximately $618,000 were primarily due to a $305,000 reduction in protocol expense as the major cost for the monotherapy protocol has been completed, consulting costs of $74,000 as several production projects were completed, legal costs were reduced by $127,000 and savings of $60,000 in payroll and benefits, related taxes and share-based compensation.

Sales and marketing expenses.  Sales and marketing expenses were $1,953,598 for the year ended June 30, 2010 compared to sales and marketing expenses of $2,365,973 for the year ended June 30, 2009, which represents a decrease of $412,375 or 17%.

The decrease of approximately $412,000 is primarily the net result of a reduction in wages, benefits, related taxes and share-based compensation of $242,000 that is related to both temporary and permanent attrition as well as forfeiture of related equity stock options; a decrease of $88,000 in travel that is a result of both the temporary attrition and improved trip planning; and a reduction of $76,000 in marketing and advertising expense through reducing the number of trade journals that were used for advertising.

General and administrative expenses.  General and administrative expenses for the year ended June 30, 2010 were $2,440,140 compared to general and administrative expenses of $2,792,611 for the year ended June 30, 2009. The decrease of approximately $352,000 is primarily the net result of reductions in wages, benefits, related taxes and share-based compensation of $137,000; reduction in legal expense of $157,000; and a decrease in consulting expenses of $92,000 that was partially offset by an increase in audit, Sarbanes-Oxley Act related compliance and tax expense of $50,000.

Operating loss.  In the year ended June 30, 2010, the Company had an operating loss of $4,008,900 compared to $6,470,581 for the year ended June 30, 2009, a decrease of $2,461,681 or 38%.  The Company’s operating loss reduction of approximately $2.5 million was achieved through savings in cost of product sales of $1.2 million (including a one-time impairment charge of $425,000), research and development of $618,000, sales and marketing of $412,000, and general and administrative of $352,000.

Interest income.  Interest income was $11,433 for the year ended June 30, 2010 compared to interest income of $111,047 for the year ended June 30, 2009.  The decrease of $99,614 or 90% is the result of lower average cash and short-term investment balances during the year ended June 30, 2010 and decreased interest rates.

Gain on the fair value of short-term investments.    There was no gain on short-term investments for the year ended June 30, 2010 as compared to a gain of $274,000 for the year ended June 30, 2009.  The gain of $274,000 for the year ended June 30, 2009 was due to the receipt of the Company’s rights related to its auction rate securities (ARS) issued by its broker in October 2008.  The gain was calculated as the fair value amount of the put rights as estimated on the date of receipt plus the changes in their fair value offset by additional realized losses on the Company’s ARS.

Financing and interest expense.  Financing and interest expense for the year ended June 30, 2010 was $36,389 compared to $75,307 for the year ended June 30, 2009, a decrease of $39,000 or 52%.  Financing expense included interest expense of approximately $19,000 and $38,000 for the years ended June 30, 2010 and 2009, respectively.  The decrease is due to the lower than average debt balances in the year ended June 30, 2010.  The remaining balance of financing expense represents the amortization of deferred financing costs.

Liquidity and capital resources.  We have historically financed our operations through the sale of common stock and related warrants.  During fiscal year 2010, the Company primarily used existing cash reserves to fund its operations and capital expenditures.

Cash flows from operating activities

Cash used in operating activities was approximately $2.7 million in fiscal year 2010 compared to approximately $3.9 million in fiscal year 2009, a decrease of approximately $1.3 million.  Cash used by operating activities is net loss adjusted for non-cash items and changes in operating assets and liabilities.

The reduction of net cash used by operating activities of $1.3 million is attributable to the reduction of the Company’s net loss of $2.1 million with an offsetting reduction in non cash charges of $600,000 in fiscal year 2010 compared to fiscal year 2009 and a reduction of $260,000 in operating assets and liabilities in the fiscal year 2010 compared to the fiscal year 2009.

Cash flows from investing activities

Cash provided by investing activities was approximately $1.6 million for the year ended June 30, 2010 and $2.2 million for the year ended June 30, 2009.  Cash expenditures for fixed assets were approximately $22,000 in fiscal year 2010 and approximately $58,000 in fiscal year 2009.  The short-term investments of the Company matured in the year ended June 30, 2010 and provided $1.7 million of cash proceeds.  The Company sold its remaining auction rate securities in January 2009 which generated $4.0 million of cash proceeds.

Cash flows from financing activities

Cash used in financing activities was approximately $270,000 for the year ended June 30, 2010 and $102,000 for the year ended June 30, 2009 and was used mainly for payments of debt, capital leases and the cash payment of stock offering costs.

Projected 2011 Liquidity and Capital Resources

At June 30, 2010, cash and cash equivalents amounted to $1,678,869 with no short-term investments compared to $2,990,744 of cash and cash equivalents and $1,679,820 of short-term investments at June 30, 2009.

The Company had approximately $1.2 million of cash as of September 21, 2010.  As of that date management believed that the Company’s monthly required cash operating expenditures were approximately $223,000 which represents a significant decrease of approximately $100,000 from average monthly cash operating expenditures in fiscal year 2009.  Management believes that less than $100,000 will be spent on capital expenditures for the entire fiscal year 2011, but there is no assurance that unanticipated needs for capital equipment may not arise.

The Company’s loan with the Benton-Franklin Economic Development District matured and was paid during the fiscal year ended June 30, 2010.  The Company has only one remaining loan facility outstanding with the Hanford Area Economic Investment Fund Committee (HAEIFC), with a principal balance of approximately $179,995 as of June 30, 2010.

During fiscal year 2011, the Company intends to continue its existing protocol studies and begin new protocol studies on lung cancer treatment using Cs-131.  Currently, the Company has budgeted approximately $100,000 in fiscal year 2011 for protocol expenses relating to lung cancer as well as continued work on the dual therapy and mono therapy prostate protocols.

Based on the foregoing assumptions, management believes cash and cash equivalents on hand at June 30, 2010 should be sufficient to meet our anticipated cash requirements for operations, debt service, and capital expenditure requirements through January 31, 2011.

Management plans to attain breakeven and generate additional cash flows by increasing revenues from both new and existing customers (through our direct sales channels and through our distributors), expanding into other market applications which initially will include head and neck implants, colorectal and lung implants while maintaining the Company's focus on cost control.  Management believes the Company will reach breakeven with revenues of approximately $750,000 per month with cashflow breakeven from operations being reached at approximately $700,000.  However, there can be no assurance that the Company will attain profitability or that the Company will be able to attain its revenue targets. Sales in the prostate market have not shown the increases necessary to breakeven during the past two fiscal years and did not improve during the year ended June 30, 2010.  As management is now focused on expanding into head and neck, colorectal, lung and brain applications, management believes the Company will need to raise additional capital for protocols, marketing staff, production staff and production equipment as it attempts to gain market share. Initially, management plans to seek to sell common stock pursuant to either an “at the market”  offering or through a direct registered offering at a discount to the market price of not more than 15% and has an effective Form S-3 shelf offering registration statement available for this purpose.

Management executed a sales agreement with C.K. Cooper & Company, Inc. (CKCC) on April 22, 2010 to sell shares as the Company’s sales agent at market prices, which was amended on July 29, 2010.  As amended, the sales agreement expires on December 31, 2010.  If the shares are sold, the shares will be issued pursuant to the Form S-3 (File No. 333-162694) which became effective on November 13, 2009 and the prospectus supplement dated April 23, 2010.  Sales cannot exceed $4 million under the prospectus supplement and must be sold “at the market” price of the common stock as of the day the sales are made.

The Company may also finance its future cash needs through solicitation of warrant holders to exercise their warrants at potentially reduced exercise prices, possible strategic collaborations, debt financing or through other sources that may be dilutive to existing shareholders but as the Company now has insufficient capital to fund operations through the end of the current fiscal year, it may need to offer more substantial discounts.  Management anticipates that if it raises financing that it will be at a discount to the market price of common stock of not more than 15% and dilutive to shareholders. Of course, funding may not be available to it on acceptable terms, or at all. If the Company is unable to raise additional funds, it will have to discontinue or significantly curtail operations.

Long-Term Debt

The Company has a single loan facility in place as of June 30, 2010.  The loan facility is from HAEIFC and was originated in June 2006.  The loan originally had a total facility of $1,400,000 which was reduced in September 2007 to the amount of the Company’s initial draw of $418,670.  The principal balance owed on the loan as of June 30, 2010 was $179,995.  This loan is secured by receivables, equipment, materials and inventory, and certain life insurance policies and also required personal guarantees.  The final payment on the HAEIFC loan will be due in September 2013.

HAEIFC has granted the Company a waiver from enforcing several loan covenants in the loan agreement.  The waiver is effective through June 30, 2011.

Other Commitments and Contingencies

In May 2010, Medical exercised the first of two options to renew the original lease that was entered into on May 2, 2007 with Energy Northwest, the owner of the Applied Process Engineering Laboratory (the APEL lease), for an additional 3 years with a new lease expiration date of April 30, 2013.  Due to a reduction in some lab and office space at APEL, the rent has been reduced to approximately $23,100 per month.

Future minimum lease payments under operating leases, including the one remaining three-year renewal of the APEL lease, are as follows:

Year ending June 30,
2011	$296,157
2012	284,915
2013	282,390
2014	282,390
2015	282,390
Thereafter	235,324

$1,663,566

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

In November 2008, a subsidiary of the Company entered into a written contract with a contractor based in the Ukraine to formalize a research and development project originally begun over three years ago to develop a proprietary separation process to manufacture enriched barium.  There is no assurance that this process can be developed.  The contract called for an initial payment of $17,800 and a payment of $56,610 upon completion of a successful demonstration.  The Company’s initial demonstration was postponed due to an electrical problem that damaged equipment and due to economic difficulties in the Ukraine that have protracted the contractor’s efforts with a planned demonstration originally expected in Fall 2009.  The contractor has not delivered a successful demonstration as required by the contract despite on-going commitments to the Company to do so.  There is no assurance this demonstration will occur or whether it will be successful.  If a successful demonstration occurs, the Company will then need decide if the prototype model will produce sufficient quantities of enriched barium or if a larger production model will need to be built for an additional cost estimated to be $100,000 to $150,000.

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

New Accounting Standards

On July 1, 2009, the Company adopted  ASC 105, Generally Accepted Accounting Principles, new accounting provisions which establishes the FASB Accounting Standards Codification™ (the Codification) as the single official source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) other than rules and interpretive releases issued by the Securities and Exchange Commission. The Codification reorganized the literature and changed the naming mechanism by which topics are referenced. The Codification became effective for interim and annual periods ending after September 15, 2009. The Company’s accounting policies and amounts presented in the financial statements were not impacted by this change.

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

On July 1, 2009, the Company adopted ASC 805, Business Combinations, this new accounting standard applies to business combinations and for non-controlling interests. The new business combination provisions require an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the aquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. In addition, the new provisions require that a non-controlling interest in a subsidiary be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The adoption of these statements did not have a material effect on the Company’s financial statements.

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

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2010.  Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  However, management believes that our system of disclosure controls and procedures is designed to provide a reasonable level of assurance that the objectives of the system will be met.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will occur and not be detected by management before the financial statements are published.  In its assessment of the effectiveness in internal control over financial reporting as of June 30, 2010, the Company determined that there was a material weakness and a significant deficiency, as described below.

•
Material weakness - The Company did not maintain a sufficient complement of personnel with the appropriate level of knowledge, experience and training to analyze, review and monitor the accounting of complex financial transactions.  As a result, the Company did not prepare adequate contemporaneous documentation that would provide a sufficient basis for an effective evaluation and review of the accounting for complex transactions that are significant or non-routine.  This material weakness resulted in errors in the preliminary June 30, 2010 consolidated financial statements and more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

•
Significant deficiency - There is a lack of segregation of duties in preparation of the financial statements and other key financial transactions.  The Controller is responsible for almost every key financial duty and has access to all of the Company’s financial information.  Such a lack of segregation of duties is typical in a company with limited resources.  Although the Company’s CEO and Board of Directors review the financial statements and would most likely discover any misappropriation of funds, this cannot be assured by the existing system.

Due to the above significant deficiency and the resulting material weakness, management concluded that our internal control over financial reporting was not effective as of June 30, 2010.

The Company is in the process of developing and implementing a remediation plan to address the material weakness and significant deficiency as described above.

The Company has taken the following actions to improve internal control over financial reporting:

•	In April 2010, the Company filled an additional accounting position with an individual who is a Certified Public Accountant to address issues with segregation of duties.

•	The Company plans to continue to enhance staff knowledge through continued training and periodic reviews.

In light of the aforementioned material weakness, management conducted a thorough review of all significant or non-routine transactions and adjustments for the year ended June 30, 2010.  As a result of this review, management believes that there are no material inaccuracies or omissions of material fact and to the best of its knowledge, believes that the consolidated financial statements for the year ended June 30, 2010 fairly present in all material respects the financial condition and results of operations for the Company in conformity with U.S. generally accepted accounting principles.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to a permanent exemption for smaller reporting companies from the internal control audit requirements of Section 404(b)of the Sarbanes-Oxley Act of 2002.

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

ITEM 9B – OTHER INFORMATION

There were no items required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year ended June 30, 2010 that have not been already disclosed on a Form 8-K filed with the SEC.

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

The Board of Directors has determined that Mr. LaVoy and Mr. Kauffman are each an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated by the Securities and Exchange Commission, and each Audit Committee member is independent under applicable NYSE Amex standards.  The Board’s conclusions regarding the qualifications of Mr. LaVoy as an audit committee financial expert were based on his service as a chief financial officer of a public company, his experience as a certified public accountant and his degree in accounting.  The Board’s conclusions regarding the qualifications of Mr. Kauffman as an audit committee financial expert were based on his service as a chief executive officer of multiple public companies, his active supervision of the principal financial and accounting officers of the public companies for which he served as chief executive officer, and his M.B.A. in Finance.

Executive Officers and Directors

The executive officers and directors serving the Company as of June 30, 2010 were as follows:

Name	Age	Position Held	Term*
Dwight Babcock	62	Chairman, Chief Executive Officer	Annual
Brien Ragle	41	Controller, Principal Financial and Accounting Officer
Robert Kauffman	70	Vice-Chairman	Annual
Thomas LaVoy	50	Director	Annual
Albert Smith	66	Director	Annual

* For directors only

Dwight Babcock – Mr. Babcock was appointed CEO of the Company on February 18, 2009.  He was previously appointed Chairman and Interim CEO of the Company on February 26, 2008 and has served as a Director of the Company since 2006.  Mr. Babcock has served as Chairman and Chief Executive Officer of Apex Data Systems, Inc., an information technology company, since 1975.  Apex Data Systems automates the administration and claims adjudication needs of insurance companies both nationally and internationally.  Mr. Babcock was formerly President and CEO of Babcock Insurance Corporation (BIC) from 1974 until 1985.  BIC was a nationally recognized third party administrator operating within 35 states.  Mr. Babcock has knowledge and experience in the equity arena and has participated in various activities within the venture capital, private and institutional capital markets.  Mr. Babcock studied marketing and economics at the University of Arizona where he currently serves on the University of Arizona Astronomy Board.  Mr. Babcock brings over 35 years of CEO-level experience to his service on the Company's Board.

Brien Ragle – Mr. Ragle has over 14 years of finance and accounting experience, including financial reporting, and cost, project, and management accounting in addition to performing operational analysis.  Mr. Ragle became IsoRay's Controller in October 2009.  Before joining IsoRay in January 2007 as Cost Accounting Manager, Mr. Ragle was employed by BNG America, LLC, a wholly-owned subsidiary of Energy Solutions, LLC (ES) from 2005 to 2006 as a Project Accounting Manager and from 2000 to 2004 as a Business Unit Controller by SCM Consultants, Inc, a wholly-owned subsidiary of Tetra Tech, Inc (TTEK).  Mr. Ragle holds Bachelor of Arts degrees in Business Administration, accounting emphasis, and Hospitality Management from Washington State University and is a Certified Public Accountant in the State of Washington.

Robert Kauffman – Mr. Kauffman has been a Director of the Company since 2005 and was appointed Vice-Chairman of the Company on February 26, 2008.  Mr. Kauffman has served as Chief Executive Officer and Chairman of the Board of Alanco Technologies, Inc. (NASDAQ: ALAN), an Arizona-based information technology company, since July 1, 1998.  Mr. Kauffman was formerly President and Chief Executive Officer of NASDAQ-listed Photocomm, Inc., from 1988 until 1997 (since renamed Kyocera Solar, Inc.).  Photocomm was the nation’s largest publicly owned manufacturer and marketer of wireless solar electric power systems with annual revenues in excess of $35 million.  Prior to Photocomm, Mr. Kauffman was a senior executive of the Atlantic Richfield Company (ARCO) whose varied responsibilities included Senior Vice President of ARCO Solar, Inc., President of ARCO Plastics Company and Vice President of ARCO Chemical Company.  Mr. Kauffman earned an M.B.A. in Finance at the Wharton School of the University of Pennsylvania, and holds a B.S. in Chemical Engineering from Lafayette College, Easton, Pennsylvania.  Mr. Kauffman has substantial experience in serving as CEO for public companies, and brings these skills to his service on the Company's Board.

Thomas LaVoy – Mr. LaVoy has been a Director of the Company since 2005.  Mr. LaVoy has served as Chief Financial Officer of SuperShuttle International, Inc., since July 1997 and as Secretary since March 1998.  SuperShuttle is one of the largest providers of shuttle services in major cities throughout the West and Southwest regions of the United States.  He has also served as a director of Alanco Technologies, Inc. (NASDAQ: ALAN) since 1998 and presently serves on its audit committee.  From September 1987 to February 1997, Mr. LaVoy served as Chief Financial Officer of NASDAQ-listed Photocomm, Inc.  Mr. LaVoy was a Certified Public Accountant with the firm of KPMG Peat Marwick from 1980 to 1983.  Mr. LaVoy has a Bachelor of Science degree in Accounting from St. Cloud University, Minnesota, and is a Certified Public Accountant.  Mr. LaVoy brings over 25 years of CFO experience for progressively growing companies in multiple industries to his service on the Company's Board.

Albert Smith – Mr. Smith has been a Director of the Company since 2006.  Mr. Smith was the co-founder of and served as Vice Chairman of CSI Leasing, Inc., a private computer leasing company from 1972 until March 2005.  He founded Extreme Video Solutions, LLC a privately held video conferencing company with headquarters in Scottsdale, Arizona in December 2005.  In January 2008, he formed Face to Face Live, Inc. (successor to Extreme Video Solutions) where he presently serves as CEO.  Mr. Smith presently serves as Chairman of the Board for Doulos Ministries, Inc.  Mr. Smith has extensive experience in marketing and sales having managed a national sales force of over fifty people while at CSI Leasing, Inc.  Mr. Smith holds a BS in Business Administration from Ferris State College.  Mr. Smith brings his entrepreneurial skills in founding and growing multiple private companies, together with a strong sales and marketing background, to his service on the Company's Board.

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

Name	Age	Position Held & Tenure
Lane Bray	82	Chief Chemist
Fredric Swindler	62	Vice-President, Regulatory Affairs and Quality Assurance
Anthony Pasqualone	55	Vice-President, Business Development
William Cavanagh, III	44	Vice-President, Research and Development

Lane Bray – Mr. Bray is known nationally and internationally as a technical expert in separations, recovery, and purification of isotopes and is a noted authority in the use of cesium and strontium ion exchange for Department of Energy’s West Valley and Hanford nuclear waste cleanup efforts.  In 2000, Mr. Bray received the ’Radiation Science and Technology’ award from the American Nuclear Society.  Mr. Bray has authored or co-authored over 110 research publications, 12 articles for nine technical books, and holds 28 U.S. and foreign patents.  Mr. Bray patented the USDOE/PNNL process for purifying medical grade Yttrium-90 that was successfully commercialized in 1999.  Mr. Bray also invented and patented the proprietary isotope separation and purification process that is assigned to IsoRay.  Mr. Bray was elected ‘Tri-Citian of the Year’ in 1988, nominated for ‘Engineer of the Year’ by the American Nuclear Society in 1995, and was elected ‘Chemist of the Year for 1997’ by the American Chemical Society, Eastern Washington Section.  Mr. Bray retired from the Pacific Northwest National Laboratory in 1998.  Since retiring in 1998, Mr. Bray worked part time for PNNL on special projects until devoting all of his efforts to IsoRay in 2004.  Mr. Bray has been a Washington State Legislator, a Richland City Councilman, and a Mayor of Richland.  Mr. Bray has a B.A. in Chemistry from Lake Forest College.

Fredric Swindler – Mr. Swindler joined IsoRay Medical in October 2006 and has over 40 years experience in manufacturing and regulatory compliance.  Mr. Swindler also serves as Secretary for IsoRay, Inc., a position he has held since June 11, 2008.  Mr. Swindler served as VP, Quality Assurance and Regulatory Affairs for Medisystems Corporation, a manufacturer and distributor of medical devices, from 1994 until joining the Company.  During his tenure at Medisystems Corporation, Mr. Swindler developed a quality system to accommodate vertically integrated manufacturing, developed regulatory strategies, policies and procedures, and submitted nine pre-market notifications (510(k)) to the FDA.  Prior to this, Mr. Swindler held various positions with Marquest Medical Products from 1989 to 1994, Sherwood Medical Products from 1978 to 1989, Oak Park Pharmaceuticals in 1978, and Mead Johnson & Company from 1969 to 1978.  Mr. Swindler holds a Bachelor of Science degree in Biomedical Engineering from Rose-Hulman Institute of Technology and a Masters of Business Administration from the University of Evansville.

Anthony Pasqualone – Mr. Pasqualone joined IsoRay Medical in November 2008 and has been involved in marketing brachytherapy extensively since 1989 when brachytherapy started to gain attention as a viable treatment option for prostate cancer.  Prior to joining IsoRay, Mr. Pasqualone served as the National Oncology Development Manager at Calypso Medical from April 2007 to November 2008.  Prior to that Mr. Pasqualone was a consultant with BrachySciences from December 2005 to April 2007.  He also served as a VP of Strategic Markets from May 2003 to December 2005 in the Urology Division of CR Bard.  From April 1997 to May 2003, he was a principal and Vice President of Sales at SourceTech Medical, which developed and introduced SeedLink to the brachytherapy market in 2003.  He started his career managing brachytherapy sales as the National Sales Manager at Theragenics Corporation, where he helped develop market acceptance of Pd-103.  In 1995 he brought the first stranded product to market while working with the team at Oncura (Amersham Corporation).  Mr. Pasqualone is an alumnus of Fordham University with a BS in Science.

William Cavanagh III – Mr. Cavanagh joined IsoRay Medical in January 2010.  Mr. Cavanagh has most recently been engaged in the research and development of dendritic cell therapies for cancer and infectious diseases.  He served as Chief Scientific Officer for Sangretech Biomedical, LLC for the six years prior to joining IsoRay Medical.  At Sangretech, he oversaw the design and implementation of a novel cancer therapy.  Mr. Cavanagh began his extensive career in cancer treatment technologies  in the early 1990s, when he helped lead research and development of a therapy involving the insertion of radioactive sources directly into the prostate for the treatment of prostate cancer (prostate brachytherapy).  He has designed several cancer treatment-related studies, is listed as an author on 34 peer-reviewed publications, and is the listed inventor on a U.S. patent application detailing a novel treatment for cancer.   Mr. Cavanagh has also served as Director of the Haakon Ragde Foundation for Advanced Cancer Studies in Seattle, Washington, where he led the research foundation in the selection of viable research projects directed at treating advanced cancers.  Mr. Cavanagh holds a B.S. in Biology from the University of Portland (Oregon) and completed two years of medical school before beginning his career in research management.

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

We believe that IsoRay’s executive officers, directors and 10% shareholders timely complied with their filing requirements during the year ended June 30, 2010 except for a single Form 3, which was filed late by Brien Ragle.

Code of Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our officers, directors and employees and a separate Code of Ethics for Chief Executive Officer and Senior Financial Officers that supplements our Code of Conduct and Ethics.  The Code of Conduct and Ethics was previously filed as Exhibit 14.1 to our Form 10-KSB for the period ended June 30, 2006, and the Code of Ethics for Chief Executive Officer and Senior Financial Officers was previously filed as Exhibit 14.2 to this same report.  The Code of Ethics for Chief Executive Officer and Senior Financial Officers is also available to the public on our website at http://www.isoray.com/corporate_governance..  Each of these policies comprises written standards that are reasonably designed to deter wrongdoing and to promote the behavior described in Item 406 of Regulation S-K promulgated by the Securities and Exchange Commission.

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

		Summary Compensation Table
							Nonqualified
						Nonequity	deferred
				Stock	Option	incentive plan	compensation	All other
		Salary	Bonus	awards	awards	compensation	earnings	compensation	Total
Name and principal position	Year	($)	($)	($)	($) (1)	($)	($)	($)	($)
Dwight Babcock	2010	237,539	25,000	-	136,000	-	-		398,539
Chairman and CEO (2)	2009	140,308	-	-	50,000	-	-	-	190,308
Brien Ragle	2010	92,771	-	-	24,480	-	-	-	117,251
Controller, PFO / PAO	2009	83,109	-	-	5,202	-	-	-	88,311
Robert Bilella	2010	97,200	100,650	-	5,610	-	-	-	203,460
Territory Sales Manager	2009	86,722	106,550	-	2,448	-	-	-	195,720
Frederic Swindler	2010	160,000	-	-	24,480	-	-	-	184,480
VP – QA / RA	2009	160,000	-	-	9,450	-	-	-	169,450

(1)
Amounts represent the ASC 718, Compensation – Stock Compensation valuation for the fiscal years ended June 30, 2010 and 2009, respectively.  All such options were awarded under one of the Company’s stock option plans.  All options awarded (with the exception of Mr. Babcock’s stock option grants that were immediately vested on the grant date) vest in three equal annual installments beginning with the first anniversary from the date of grant and expire ten years after the date of grant.  All options were granted at the fair market value of the Company’s stock on the date of grant and the Company used a Black-Scholes methodology as discussed in the footnotes to the financial statements to value the options.

(2)
Mr. Babcock became the Chairman and Interim CEO on February 26, 2008 and was appointed CEO on February 18, 2009.  He was serving as Interim CEO on a contract basis.  Mr. Babcock also received compensation as a Director of the Company until his appointment as CEO on February 18, 2009 which is disclosed in the table above.

Outstanding Equity Awards at Fiscal Year-End

	Option awards
				Equity
				Incentive
				plan awards:
	Number of		Number of	Number of
	securities		securities	securities
	underlying		underlying	underlying
	unexercised		unexercised	unexercised	Option
	options		options	unearned	exercise	Option
	(#)		(#)	options	price	expiration
Name	exercisable		unexercisable	(#)	($)	date
Dwight Babcock,	50,000		-	-	6.30	03/31/2016
Chairman and CEO	50,000		-	-	3.80	06/23/2016
	50,000		-	-	3.11	08/15/2016
	50,000		-	-	4.14	06/01/2007
	100,000		-	-	0.75	05/13/2018
	200,000		-	-	0.26	06/01/2019
	100,000		-	-	1.43	06/30/2020

Brien Ragle	5,000	(2)	-	-	4.40	03/02/2017
Controller, Principal Finance and Accounting Officer	2,000	(3)	-	-	4.14	06/01/2017
	34,000	(5)	-	-	0.26	06/01/2019
	20,000	(6)	-	-	1.43	06/30/2020

Fred Swindler	10,000	(2)	-	-	4.40	03/02/2017
Vice-President, Quality Assurance and Regulatory Affairs	10,000	(3)	-	-	4.14	06/01/2017
	10,000	(4)	-	-	0.65	07/01/2018
	50,000	(5)	-	-	0.26	06/01/2019
	20,000	(6)	-	-	1.43	06/30/2020

Robert Bilella	84,236	(1)	-	-	4.15	06/23/2015
Territory Sales Manager	18,000	(5)	-	-	0.26	06/01/2019
	5,000	(6)	-	-	1.43	06/30/2020

(1)	Represents the June 23, 2005 grant, all of which were exercisable as of June 23, 2008.
(2)	Represents the March 2, 2007 grant, all of which were exercisable as of March 2, 2010.
(3)	Represents the June 1, 2007 grant, all of which were exercisable as of June 1, 2010.
(4)
Represents a July 1, 2008 grant, one-third of which became exercisable on July 1, 2009, one-third of which will became exercisable on July 1, 2010, and the final third will become exercisable on July 1, 2011.

(5)
Represents a June 1, 2009 grant, one-third of which became exercisable on June 1, 2010, one-third of which will become exercisable on June 1, 2011, and the final third will become exercisable on June 1, 2012.

(6)
Represents a June 30, 2010 grant, one-third of which will become exercisable on June 30, 2011, one-third of which will become exercisable on June 30, 2012, and the final third will become exercisable on June 30, 2013.

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

Non-Employee Director Compensation

	Fees				Non-qualified
	earned or			Non-equity	deferred
	paid in	Stock	Option	incentive plan	compensation	All other
	cash	awards	awards	compensation	earnings	compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Robert Kauffman	61,500	-	-	-	-	-	61,500
Thomas LaVoy	49,500	-	-	-	-	-	49,500
Albert Smith	37,500	-	-	-	-	-	37,500

Beginning in fiscal year 2008, each non-employee director received cash compensation of $3,000 per month.  In addition, each non-employee director received $1,000 per Board meeting attended in person or $500 per Board meeting attended via telephone and $500 per committee meeting attended.  Beginning in March 2008, Mr. Kauffman began receiving an additional $2,000 per month for serving as Vice-Chairman, and Mr. LaVoy began receiving an additional $1,000 per month for serving as Audit Committee Chairman.  Each non-employee director had stock options to purchase 150,000 shares of the Company’s common stock outstanding as of June 30, 2010.

Compensation Committee Interlocks and Insider Participation

As a smaller reporting company, the Company is not required to provide this disclosure.

Compensation Committee Report

As a smaller reporting company, the Company is not required to provide this disclosure.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding the beneficial ownership of the Company’s common stock and preferred stock as of September 21, 2010 for (a) each person known by the Company to be a beneficial owner of five percent or more of the outstanding common or preferred stock of the Company, (b) each executive officer, director and nominee for director of the Company, and (c) directors and executive officers of the Company as a group.  As of September 21, 2010, the Company had 23,048,754 shares of common stock and 59,065 shares of preferred stock outstanding.  Except as otherwise indicated below, the address for each listed beneficial owner is c/o IsoRay, Inc., 350 Hills Street, Suite 106, Richland, Washington 99354.

Common Stock Share Ownership
		Common Stock
		Options
	Common Shares	Exercisable Within	Common	Percent of
Name of Beneficial Owner	Owned	60 Days	Warrants	Class (1)
Dwight Babcock (2)	130,856	550,000	12,500	2.94%
Brien Ragle	-	18,333	-	—%
Robert Kauffman	63,802	150,000	-	—%
Thomas LaVoy	40,423	150,000	-	—%
Albert Smith	198,101	150,000	-	1.50%
Directors and Executive Officers as a group	433,182	1,018,333	12,500	6.08%

(1)
Percentage ownership is based on 23,048,754 shares of Common Stock outstanding on September 21, 2010.  Shares of Common Stock subject to stock options or warrants which are currently exercisable or will become exercisable within 60 days after September 21, 2010 are deemed outstanding for computing the percentage ownership of the person or group holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person or group.

(2)	Mr. Babcock’s common shares owned include 2,695 shares owned by his spouse.

Preferred Stock Share Ownership
	Preferred
	Shares	Percent of
Name of Beneficial Owner	Owned	Class (1)
Aissata Sidibe (2)	20,000	33.86%
William and Karen Thompson Trust (3)	14,218	24.07%
Jamie Granger (4)	10,529	17.83%
Hostetler Living Trust (5)	9,479	16.05%
Leslie Fernandez (6)	3,688	6.24%

(1)	Percentage ownership is based on 59,065 shares of Preferred Stock outstanding on September 21, 2010.
(2)	The address of Ms. Sidibe is 229 Lasiandra Ct, Richland, WA 99352.

(3)	The address of the William and Karen Thompson Trust is 285 Dondero Way, San Jose, CA 95119.
(4)	The address of Jamie Granger is 53709 South Nine Canyon Road, Kennewick, WA 99337.
(5)	The address of the Hostetler Living Trust is 9257 NE 175th Street, Bothell, WA 98011.
(6)	The address of Leslie Fernandez is 2615 Scottsdale Place, Richland, WA 99352.

No officers or directors beneficially own shares of Preferred Stock.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

IsoRay Medical, Inc.’s patent rights to its Cs-131 process were acquired from Lane Bray, a shareholder and employee of the Company, and are subject to a 1% royalty on gross profits and certain contractual restrictions.  Pursuant to the royalty agreement, the Company must also pay a royalty of 2% of Gross Sales, as defined in the royalty agreement, for any sub-assignments of the aforesaid patented process to any third parties.  The royalty agreement will remain in force until the expiration of the patents on the assigned technology, unless earlier terminated in accordance with the terms of the underlying agreement.  The Company recorded royalty expense of $23,041 and $20,063 for the years ended June 30, 2010 and 2009, respectively, related to these payments.

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

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, DeCoria, Maichel & Teague, P.S.:

		Year ended	Year ended
		June 30,	June 30,
		2010	2009

1.	Audit fees	$65,861	$31,047
2.	Audit-related fees	–	–
3.	Tax fees	10,350	7,900
4.	All other fees	22,750	–

Totals		$98,961	$39,947

Audit fees include fees for the audit of our annual financial statements, reviews of our quarterly financial statements, and related consents for documents filed with the SEC.  Tax fees include fees for the preparation of our federal and state income tax returns.  All other fees are related to deferred offering costs for the active S-3 filing.

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

10.3	Royalty Agreement of Invention and Patent Application, dated July 12, 1999 between Lane A. Bray and IsoRay LLC, incorporated by reference to the Form SB-2 filed on November 10, 2005.
10.4	Intentionally Omitted.
10.5	Section 510(k) Clearance from the Food and Drug Administration to market Lawrence CSERION Model CS-1, dated March 28, 2003, incorporated by reference to the Form SB-2 filed on November 10, 2005.
10.6	Intentionally Omitted.
10.7	Intentionally Omitted.
10.8	Intentionally Omitted.
10.9	Intentionally Omitted.
10.10	Registry of Radioactive Sealed Sources and Devices Safety Evaluation of Sealed Source, dated September 17, 2004, incorporated by reference to the Form SB-2/A2 filed on April 27, 2006.
10.11	Intentionally Omitted.
10.12	Intentionally Omitted.
10.13	Intentionally Omitted.
10.14	Intentionally Omitted.
10.15	Intentionally Omitted.
10.16	Intentionally Omitted.
10.17	Intentionally Omitted.
10.18	State of Washington Radioactive Materials License dated October 6, 2005, incorporated by reference to the Form SB-2 filed on November 10, 2005.
10.19	Express Pricing Agreement Number 219889, dated October 5, 2005 between FedEx and IsoRay Medical, Inc., incorporated by reference to the Form 10-QSB filed on November 21, 2005.

10.20	Intentionally Omitted.
10.21	Intentionally Omitted.
10.22
Agreement dated August 9, 2005 between the Curators of the University of Missouri and IsoRay Medical, Inc., incorporated by reference to the Form SB-2/A2 filed on April 27, 2006 (confidential treatment requested for redacted portions).

10.23	Intentionally Omitted.
10.24	Intentionally Omitted.
10.25	Economic Development Agreement, dated December 14, 2005, by and between IsoRay, Inc. and the Pocatello Development Authority, incorporated by reference to the Form 8-K filed on December 20, 2005.
10.26
License Agreement, dated February 2, 2006, by and between IsoRay Medical, Inc. and IBt SA, incorporated by reference to the Form 8-K filed on March 24, 2006 (confidential treatment requested for redacted portions).

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

10.52	Intentionally Omitted.
10.53	Intentionally Omitted.
10.54
Distributor Agreement, dated effective November 10, 2009, by and between IsoRay Medical, Inc. and Inter V Medical, Inc., incorporated by reference to the Form 8-K filed on November 18, 2009 (confidential treatment requested for redacted portions).

10.55
Distribution Agreement, dated effective November 15, 2009, by and between IsoRay Medical, Inc. and Oncura, Inc., incorporated by reference to the Form 8-K filed on December 3, 2009 (confidential treatment requested for redacted portions).

10.56
Contract, dated December 1, 2009, by and between IsoRay Medical, Inc. and UralDial LLC, incorporated by reference to the Form 8-K filed on December 7, 2009 (confidential treatment requested for redacted portions).

10.57	Sales Agreement between IsoRay, Inc. and C. K. Cooper & Company, Inc., dated April 22, 2010, incorporated by reference to the Form 8-K filed on April 23, 2010.
10.58	Consulting and Severance Agreement dated January 12, 2010 between IsoRay, Inc. and Lori Woods, incorporated by reference to the Form 10-Q filed on May 12, 2010.
10.59
License Agreement, dated effective June 14, 2010, by and between IsoRay Medical, Inc. and Hologic Inc., incorporated by reference to the Form 8-K filed on June 23, 2010 (confidential treatment requested for redacted portions).

10.60	Amendment, dated July 29, 2010, of the Sales Agreement between IsoRay, Inc. and C. K. Cooper & Company, Inc., dated April 22, 2010, incorporated by reference to the Form 8-K filed on July 30, 2010.
10.61	Loan Covenant Waiver Letter dated September 23, 2010 from the Hanford Area Economic Investment Fund Committee, filed herewith.
21.1	Subsidiaries of the Company, filed herewith.
23.1	Consent of DeCoria, Maichel & Teague, P.S., filed herewith.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer, filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer, filed herewith.
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Reports on Form 8-K

On April 23, 2010, the Company filed a Current Report on Form 8-K announcing its entry into a Sales Agreement with C.K Cooper and Company, Inc to offer and sell from time to time as the Company’s agent, up to $4 million of shares of the Company’s common stock, par value $0.001 per share.

On May 12, 2010, the Company filed a Current Report on Form 8-K announcing its financial results for the quarter ended March 31, 2010.

On June 23, 2010, the Company filed a Current Report on Form 8-K announcing that its wholly owned subsidiary IsoRay Medical, Inc. entered into a License Agreement with Hologic Inc.

On July 30, 2010, the Company filed a Current Report on Form 8-K announcing that the Company entered into an amendment to the Sales Agreement between the Company and C.K. Cooper & Company, Inc. dated April 22, 2010.  The purpose of the Amendment is to extend the term of the offering of shares pursuant to the Sales Agreement until December 31, 2010.

IsoRay, Inc.
Index to Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
IsoRay, Inc.
Richland, Washington

We have audited the accompanying consolidated balance sheets of IsoRay, Inc. and Subsidiaries (“the Company”) (see Note 1) as of June 30, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IsoRay, Inc. and Subsidiaries as of June 30, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DeCoria, Maichel & Teague, P.S.

Spokane, Washington
September 23, 2010

IsoRay, Inc and Subsidiaries
Consolidated Balance Sheets

	June 30,	June 30,
	2010	2009

Assets

Current assets:
Cash and cash equivalents	$1,678,869	$2,990,744
Short-term investments	-	1,679,820
Accounts receivable, net of allowance for doubtful accounts of $36,390 and $86,931, respectively	896,266	746,568
Inventory	681,677	789,246
Prepaid expenses and other current assets	259,975	151,077

Total current assets	3,516,787	6,357,455

Fixed assets, net of depreciation and amortization	3,959,983	4,891,484
Deferred financing costs, net of accumulated amortization	13,277	28,186
Restricted cash	180,154	178,615
Other assets, net of accumulated amortization	272,594	285,826

Total assets	$7,942,795	$11,741,566

Liabilities and shareholders’ equity

Current liabilities:
Accounts payable and accrued expenses	$404,401	$416,993
Accrued protocol expense	242,029	221,888
Accrued radioactive waste disposal	60,060	60,000
Accrued payroll and related taxes	186,513	103,887
Accrued vacation	68,525	84,817
Notes payable, due within one year	49,445	161,437

Total current liabilities	1,010,973	1,049,022

Notes payable, due after one year	130,550	176,023
Asset retirement obligation, non-current	605,391	553,471

Total liabilities	1,746,914	1,778,516

Commitments and contingencies (Note 18)

Shareholders’ equity:
Preferred stock, $.001 par value; 6,000,000 shares authorized
Series A: 1,000,000 shares allocated; no shares issued and outstanding	-	-
Series B: 5,000,000 shares allocated; 59,065 shares issued and outstanding	59	59
Common stock, $.001 par value; 194,000,000 shares authorized; 23,048,754 and 22,942,088 shares issued and outstanding	23,049	22,942
Treasury stock, at cost 13,200 shares	(8,390)	(8,390)
Additional paid-in capital	48,084,783	47,818,203
Accumulated deficit	(41,903,620)	(37,869,764)

Total shareholders’ equity	6,195,881	9,963,050

Total liabilities and shareholders’ equity	$7,942,795	$11,741,566

The accompanying notes are an integral part of these consolidated financial statements.

IsoRay, Inc and Subsidiaries
Consolidated Statements of Operations

	June 30,	June 30,
	2010	2009

Product sales	$5,286,084	$5,417,815
Cost of product sales	4,560,287	5,771,147

Gross income / (loss)	725,797	(353,332)

Operating expenses:
Research and development	340,959	958,665
Sales and marketing	1,953,598	2,365,973
General and administrative	2,440,140	2,792,611

Total operating expenses	4,734,697	6,117,249

Operating loss	(4,008,900)	(6,470,581)

Non-operating income (expense):
Interest income	11,433	111,047
Gain on fair value of short-term investments	-	274,000
Financing and interest expense	(36,389)	(75,307)

Non-operating income / (expense), net	(24,956)	309,740

Net loss	(4,033,856)	(6,160,841)
Preferred stock dividends	(10,632)	(10,632)

Net loss applicable to common shareholders	$(4,044,488)	$(6,171,473)

Basic and diluted loss per share	$(0.18)	$(0.27)

Weighted average shares used in computing net loss per share:
Basic and diluted	22,960,421	22,942,088

The accompanying notes are an integral part of these consolidated financial statements.

IsoRay, Inc and Subsidiaries
Consolidated Statement of Changes in Shareholders’ Equity

	Series B Preferred
	Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balances at June 30, 2008	59,065	$59	22,942,088	$22,942	5,000	$(3,655)	$47,464,507	$(31,708,923)	$15,774,930

Repurchase of Company common stock (Note 13)					8,200	(4,735)			(4,735)
Share-based compensation							353,696		353,696
Net loss								(6,160,841)	(6,160,841)

Balances at June 30, 2009	59,065	$59	22,942,088	$22,942	13,200	$(8,390)	$47,818,203	$(37,869,764)	$9,963,050

Issuance of common stock pursuant to exercise of options			106,666	107			30,226		30,333
Payment of dividend to Preferred shareholders							(36,679)		(36,679)
Share-based compensation							273,033		273,033
Net loss								(4,033,856)	(4,033,856)

Balances at June 30, 2010	59,065	$59	23,048,754	$23,049	13,200	$(8,390)	$48,084,783	$(41,903,620)	$6,195,881

The accompanying notes are an integral part of these consolidated financial statements.

IsoRay, Inc and Subsidiaries
Consolidated Statements of Cash Flows

	June 30,	June 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(4,033,856)	$(6,160,841)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization of fixed assets	953,243	1,206,935
Impairment of IBt license	-	425,434
Write-off of certain foreign patents and trademarks	-	85,818
Amortization of deferred financing and other assets	43,637	79,563
(Gain) loss on fair value of short-term investments	-	(274,000)
Accretion of asset retirement obligation	51,920	47,466
Share-based compensation	273,033	353,696
Changes in operating assets and liabilities:
Accounts receivable, net	(149,698)	269,927
Inventory	107,569	110,718
Prepaid expenses, other current assets and other assets	(6,194)	114,777
Accounts payable and accrued expenses	(12,593)	(258,408)
Accrued protocol expense	20,141	161,888
Accrued radioactive waste disposal	60	44,000
Accrued payroll and related taxes	82,627	(118,145)
Accrued vacation	(16,292)	(37,764)

Net cash used by operating activities	(2,686,403)	(3,948,936)

Cash flows from investing activities:
Purchases of fixed assets	(21,742)	(57,778)
Additions to licenses and other assets	(11,721)	(37,773)
Change in restricted cash	(1,539)	(2,763)
Purchase of short-term investments	-	(1,679,820)
Proceeds from the sale or maturity of short-term investments	1,679,820	4,000,000

Net cash provided by investing activities	1,644,818	2,221,866

Cash flows from financing activities:
Principal payments on notes payable	(157,465)	(71,924)
Principal payments on capital lease obligations	-	(25,560)
Preferred dividends paid	(36,679)	-
Proceeds from cash sales of common stock, pursuant to exercise of options	30,333	-
Cash payment on stock offering costs	(106,479)	-
Repurchase of Company common stock	-	(4,735)

Net cash used by financing activities	(270,290)	(102,219)

Net decrease in cash and cash equivalents	(1,311,875)	(1,829,289)
Cash and cash equivalents, beginning of year	2,990,744	4,820,033

Cash and cash equivalents, end of year	$1,678,869	$2,990,744

Supplemental disclosures of cash flow information:
Cash paid for interest	$18,698	$38,752

The accompanying notes are an integral part of these consolidated financial statements.

IsoRay, Inc.
Notes to Consolidated Financial Statements
For the years ended June 30, 2010 and 2009

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

IsoRay International LLC, a Washington limited liability company, was formed on November 27, 2007 to serve as an owner in a Russian LLC that planned to distribute the Company’s products to the Russian market and also license the Company’s technology for use in manufacturing Cs-131 brachytherapy seeds in Russia.  During fiscal year 2009, the Company divested its ownership in the Russian LLC.

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

Short-Term Investments

The Company invests certain excess cash in marketable securities consisting primarily of commercial paper, auction rate securities, certificates of deposit, and money market funds.  The Company classifies all debt securities as “available-for-sale” and records the debt securities at fair value with unrealized gains and temporary unrealized losses included in other comprehensive income/loss within shareholders’ equity, if material.  Declines in fair values that are considered to be other than temporary are recorded in the Consolidated Statements of Operations.

Fair Value of Financial Instruments

Effective July 1, 2008, the Company implemented ASC Topic 820, Fair Value Measurements and Disclosures.  ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.  The Company elected to implement this Statement with the permitted one-year deferral permitted for nonfinancial assets and nonfinancial liabilities measured at fair value, except those that are recognized or disclosed on a recurring basis.  This deferral applies to fixed assets, intangible asset impairment testing and initial recognition of asset retirement obligations for which fair value is used.  The Company did not experience any significant impact to our consolidated financial statements when we implemented ASC Topic 820 for these assets and liabilities.

ASC Topic 820 requires disclosures that categorize assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement.  Level 1 inputs are quoted prices in active markets for identical assets or liabilities.  Level 2 inputs are observable inputs other than quoted prices included within Level 1 for the asset or liability, either directly or indirectly through market-corroborated inputs.  Level 3 inputs are unobservable inputs for the asset or liability reflecting significant modifications to observable related market data or our assumptions about pricing by market participants.

There were no financial assets or liabilities at June 30, 2010.

Also effective July 1, 2008, the Company utilized the guidance contained in ASC Topic 820 regarding  the election of the fair value option, including the timing of the election and specific items eligible for the fair value accounting.  If the fair value option is elected then unrealized gains and losses are reported in earnings at each subsequent reporting date.  The Company elected not to measure any additional financial instruments or other items at fair value as of July 1, 2008.  Accordingly, the adoption of this did not impact our consolidated financial statements.  The Company did elect to fair value its ARS rights that were received in October 2008 and exercised in January 2009.

Accounts Receivable

Accounts receivable are stated at the amount that management of the Company expects to collect from outstanding balances.  Management provides for probable uncollectible amounts through an allowance for doubtful accounts.  Additions to the allowance for doubtful accounts are based on management’s judgment, considering historical experience write-offs, collections and current credit conditions.  Balances which remain outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to the applicable accounts receivable.  Payments received subsequent to the time that an account is written off are treated as bad debt recoveries.

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

Management of the Company periodically reviews the net carrying value of all of its equipment on an asset by asset basis.  These reviews consider the net realizable value of each asset to determine whether there is an impairment in value which has occurred, and there is a need for any asset impairment write-down.

Although management has made its best estimate of the factors that affect the carrying value based on current conditions, it is reasonably possible that changes could occur which could adversely affect management's estimate of net cash flows expected to be generated from its assets, and necessitate asset impairment write-downs.

Deferred Financing Costs

Financing costs related to the acquisition of debt are deferred and amortized over the term of the related debt using the effective interest method. Deferred financing costs include the fair value of common shares issued to certain shareholders for their guarantee of certain Company debt (see Note 10).  The value of the shares issued was the estimated market price of the shares as of the date of issuance.  Amortization of deferred financing costs, totaling $14,909 and $37,035 for the years ended June 30, 2010 and 2009, respectively, is included in financing and interest expense on the consolidated statements of operations.

Licenses

Amortization of licenses is computed using the straight-line method over the estimated economic useful lives of the assets.  Amortization of licenses was $11,867 and $30,067 for the years ended June 30, 2010 and 2009, respectively.  Based on the licenses recorded at June 30, 2010, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for each fiscal year ending June 30 is expected to be as follows:  $11,721 for 2011, $0 for all years thereafter.

Other Assets

Other assets, which include deferred charges and patents, are stated at cost, less accumulated amortization.  Amortization of patents is computed using the straight-line method over the estimated economic useful lives of the assets.  The Company periodically reviews the carrying values of patents and any related impairments are recognized when the expected future operating cash flows to be derived from such assets are less than their carrying value.

Amortization of other assets was $16,861 and $11,315 for the years ended June 30, 2010 and 2009, respectively.  Based on the patents and other intangible assets recorded in other assets at June 30, 2010, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for each fiscal year ending June 30 is expected to be as follows: $15,139 for 2011through 2015, and $142,629 thereafter.

Asset Retirement Obligation

The fair value of the future retirement costs of the Company’s leased assets are recorded as a liability on a discounted basis when they are incurred and an equivalent amount is capitalized to property and equipment.  The initial recorded obligation is discounted using the Company’s credit-adjusted risk-free rate and is reviewed periodically for changes in the estimated future costs underlying the obligation.  The Company amortizes the initial amount capitalized to property and equipment and recognizes accretion expense in connection with the discounted liability over the estimated remaining useful life of the leased assets.

In September 2007, an asset retirement obligation of $473,096 was established representing the discounted cost of the Company’s estimate of the obligations to remove any residual radioactive materials and all leasehold improvements at the end of the lease term at its new production facility.  The estimate was developed by qualified production personnel and the general contractor of the new facility.  The Company has reviewed the estimate and believes that the original estimate continues to be applicable.

During the years ended June 30, 2010 and 2009, the asset retirement obligations changed as follows:

	2010	2009
Beginning balance	$553,471	$506,005
Accretion of discount	51,920	47,466
Ending balance	$605,391	$553,471

Because the Company does not expect to incur any expenses related to its asset retirement obligations in fiscal year 2011, the entire balance as of June 30, 2010 is classified as a noncurrent liability.

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

At June 30, 2009, the Company’s financial assets, composed of short-term investments, were reported at fair value using Level 1 inputs.  There were no financial assets or liabilities at June 30, 2010.

Revenue Recognition

The Company recognizes revenue related to product sales when (i) persuasive evidence of an arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

Revenue for the fiscal years ended June 30, 2010 and 2009 was derived primarily from sales of the Proxcelan Cs-131 brachytherapy seed, which is used in the treatment of cancer.  The Company recognizes revenue once the product has been shipped to the customer.  Prepayments, if any, received from customers prior to the time that products are shipped are recorded as deferred revenue. In these cases, when the related products are shipped, the amount recorded as deferred revenue is then recognized as revenue.  The Company accrues for sales returns and other allowances at the time of shipment.  Although the Company does not have an extensive operating history upon which to develop sales returns estimates, we have used the expertise of our management team, particularly those with extensive industry experience and knowledge, to develop a proper methodology.

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

Advertising and Marketing Costs

Advertising costs are expensed as incurred except for the cost of tradeshows and related marketing materials which are deferred until the tradeshow occurs.  Advertising and marketing costs expensed (including tradeshows) were $292,727 and $376,319 for the years ended June 30, 2010 and 2009, respectively.  Marketing costs of $8,900 and $5,800 were included in prepaid expenses at June 30, 2010 and 2009 respectively.

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

Income Taxes

Income taxes are accounted for under the liability method.  Under this method, the Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years based on the reporting of certain costs in different periods for financial statement and income tax purposes.  This method also requires the recognition of future tax benefits such as net operating loss carry-forwards, to the extent that realization of such benefits is more likely than not.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment of the change.  Management has determined that the Company, its subsidiary, and its predecessors are subject to examination of their income tax filings in the United States and state jurisdictions for the 2005 through 2008 tax years.  In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

Income (Loss) Per Common Share

Basic earnings per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents, including preferred stock, common stock warrants or options that are potentially convertible into common stock as those would be antidilutive due to the Company’s net loss position.

Securities that could be dilutive in the future as of June 30, 2010 and 2009 are as follows:

	2010	2009
Preferred stock	59,065	59,065
Common stock warrants	3,165,768	3,216,644
Common stock options	2,274,706	2,708,166

Total potential dilutive securities	5,499,539	5,983,875

Subsequent Events

Effective April 1, 2009, the Company adopted ASC 855, Subsequent Events.  This Statement establishes the accounting for, and disclosure of, material events that occur after the balance sheet date, but before the financial statements are issued.  In general, these events will be recognized if the condition existed at the date of the balance sheet, and will not be recognized if the condition did not exist at the balance sheet date.  Disclosure is required for non-recognized events if required to keep the financial statements from being misleading.  The guidance in this Statement is very similar to current guidance provided in accounting literature and, therefore, will not result in significant changes in practice.  Subsequent events have been evaluated through the date our financial statements were issued—the filing time and date of our 2010 Annual Report on Form 10-K.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes including the allowance for doubtful accounts receivable; net realizable value of the enriched barium inventory; the estimated useful lives used in calculating depreciation and amortization on the Company’s fixed assets, patents, trademarks and other assets; estimated amount and fair value of the asset retirement obligation related to the Company’s production facilities; and inputs used in the calculation of expense related to share-based compensation including volatility, estimated lives and forfeiture rates of options granted..  Accordingly, actual results could differ from those estimates and affect the amounts reported in the financial statements.

Impact of Recently Issued Accounting Pronouncements

On July 1, 2009, the Company adopted new accounting provisions which establishes the FASB Accounting Standards Codification™ (ASC or the Codification) as the single official source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) other than rules and interpretive releases issued by the Securities and Exchange Commission. The Codification reorganized the literature and changed the naming mechanism by which topics are referenced.  The Codification became effective for interim and annual periods ending after September 15, 2009.  The Company’s accounting policies and amounts presented in the financial statements were not impacted by this change.

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

In January 2010, the Company adopted ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which amends ASC 820. This new accounting guidance requires expanded fair value measurement disclosures in quarterly and annual financial statements. The new guidance clarifies existing disclosure requirements for the Level 2 and Level 3 fair value measurement. Additionally, the new guidance also requires details of significant transfers of assets between Level 1 and Level 2 fair value measurement categories, including the reasons for such transfers, as well as gross presentation of activity within the Level 3 fair value measurement category. ASU No. 2010-06 is effective for the Company on January 1, 2010, except for the gross presentation of Level 3 activity, which is effective January 1, 2011. Adoption of ASU No. 2010-06 did not impact the results of operations, financial position or cash flows of the Company.

On February 24, 2010, the Company adopted ASU No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements” which amends FASB ASC 855, “Subsequent Events.” According to this standard, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. ASU No. 2010-09 was effective immediately and the Company adopted these new requirements on February 24, 2010.

In April 2010, the Company adopted ASU 2010-12, “Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts.” After consultation with the FASB, the SEC stated that it “would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act.” The Company does not expect the provisions of ASU 2010-12 to have a material impact on the financial position, results of operations or cash flows of the Company.

3.         Short-Term Investments

The Company’s short-term investments consisted of the following at June 30, 2010 and 2009:

	2010	2009
Certificates of deposit	$–	$1,679,820
Municipal debt securities	–	–
	$–	$1,679,820

On January 2, 2009, the Company exercised its put option with UBS to redeem its ARS at par value.  The entire $4 million of cash was deposited into the Company’s account on January 5, 2009.

4.         Inventory

Inventory consisted of the following at June 30, 2010 and 2009:

	2010	2009
Raw materials	$546,080	$609,932
Work in process	130,840	155,827
Finished goods	4,757	23,487

	$681,677	$789,246

The cost of materials and production costs contained in inventory that are not useable due to the passage of time, and resulting loss of bio-effectiveness, are written off to cost of product sales at the time it is determined that the product is not useable.

In June 2007, the Company purchased $469,758 of enriched barium that will be used in future production of our isotope.  The enriched barium is held at an off-site storage location in Richland, Washington and is included in raw materials at June 30, 2010 and 2009.

5.         Prepaid Expenses

Prepaid expenses consisted of the following at June 30, 2010 and 2009:

	2010	2009
Prepaid insurance	6,757	30,625
Prepaid rent	–	24,402
Other prepaid expenses	222,527	61,900
Other current assets	30,691	34,150

	$259,975	$151,077

6.         Fixed Assets

Fixed assets consisted of the following at June 30, 2010 and 2009:

	2010	2009
Production equipment	$3,114,894	$3,089,793
Office equipment	169,890	169,890
Furniture and fixtures	148,265	148,265
Leasehold improvements (a)	4,643,965	4,643,965
Construction in progress	–	3,359

	8,077,014	8,055,272
Less accumulated depreciation	(4,117,031)	(3,163,788)

	$3,959,983	$4,891,484

(a)	Balance includes asset retirement addition of $473,096 as of June 30, 2010 and 2009.

Depreciation and amortization expense related to fixed assets totaled $953,243 and $1,206,935 for 2010 and 2009, respectively.

7.           Impairment of IBt License

In December 2008, the Company reevaluated its license agreement with International Brachytherapy SA (IBt) in connection with an overall review of its present cost structure and projected market and manufacturing strategies (see Note 18 for further details on the IBt license agreement).  Management determined through this review that it does not currently intend to utilize the IBt license as part of its market strategy due to the cost of revamping its manufacturing process to incorporate the technology and as there can be no assurance that physicians would accept this new technology without extensive education and marketing costs.  However, the Company does not intend to cancel the license agreement at this time; therefore, the license was reviewed in terms of an “abandoned asset” for purposes of ASC Topic 360, Property, Plant and Equipment.  As there are no anticipated future revenues from the license and the Company cannot sell or transfer the license, it was determined that the entire value was impaired.  Therefore, the Company recorded an impairment charge of $425,434 in December 2008 that is included in cost of product sales for the year ended June 30, 2009.

8.           Restricted Cash

The Washington Department of Health, effective October 2007, has required the Company to provide collateral for the decommissioning of its facility.  To satisfy this requirement, the Company funded two certificates of deposits (CDs) totaling $172,500 in separate banks.  The CDs both have original maturities of three months but are classified as long-term as the Company does not anticipate decommissioning the facility until the end of the current lease plus the one remaining three-year lease option period.  The end date of the current lease including the one three-year renewal option is April 2016.  Interest earned on the CDs is rolled-over at the maturity of each CD and becomes part of the restricted cash balance.  Interest earned and added to restricted cash during the fiscal year ended June 30, 2010 and 2009 was $1,539 and $2,763, respectively.  These funds will be used to settle a portion of the Company’s remaining asset retirement obligations (Note 2).

9.       Other Assets

Other assets, net of accumulated amortization, consisted of the following at June 30, 2010 and 2009:

	2010	2009
Deferred charges	$54,270	$52,363
Patents and trademarks, net of
accumulated amortization of
$40,383 and $25,244	218,324	233,463

	$272,594	$285,826

Deferred charges consist of prepaid legal fees for patents and trademarks which have not yet been obtained, and prepayments and deposits on fixed assets and contracts.  Amortization of patents and trademarks was $15,139 and $6,150 for the years ended June 30, 2010 and 2009, respectively.

During fiscal year 2009, the Company performed a review of its prepaid legal fees for patents and trademarks that had not been obtained and were classified within other assets on the consolidated balance sheet.  The focus of the review was on patent and trademark applications that the Company had been pursuing in foreign countries.  The Company decided to limit its foreign applications to Canada, Europe, and Russia, as well as the continued protection of the US patents and trademarks.  This decision resulted in the write-off of $85,818 of other patent and trademark application fees relating to other countries during fiscal year 2009 that was included in research and development expenses.

10.     Notes Payable

Notes payable consisted of the following at June 30, 2010 and 2009:

	2010	2009
Benton-Franklin Economic Development
District (BFEDD) note payable (a)	$–	$115,898
Hanford Area Economic Investment Fund
Committee (HAEIFC) note payable (b)	179,995	221,562

	179,995	337,460
Less amounts due within one year	(49,445)	(161,437)

Amounts due after one year	$130,550	$176,023

(a)
The note payable to BFEDD, which was collateralized by substantially all of the Company’s assets, and guaranteed by certain shareholders, was executed pursuant to a Development Loan Agreement.  The note contained certain restrictive covenants relating to: working capital; levels of long-term debt to equity; incurrence of additional indebtedness; payment of compensation to officers and directors; and payment of dividends.  The note was payable in monthly installments including interest at 8.0% per annum with a final balloon payment made in November 2009.

(b)
In June 2006, the Company entered into a note payable with HAEIFC, which is collateralized by receivables, inventory, equipment, and certain life insurance policies.  The loan originally had a total facility of $1,400,000 which was reduced in September 2007 to the amount of the Company’s initial draw of $418,670.  The note contains certain restrictive covenants relating to: financial ratios; payment of compensation to officers and directors; and payment of dividends and employee bonuses.  The note accrues interest at 9% and is payable in monthly installments with the final installment due in September 2013. At June 30, 2010, the Company was not in compliance with certain of the covenants.  The Company has obtained a waiver from HAEIFC, relating to these covenants, through June 30, 2011.

Principal maturities on notes payable as of June 30, 2010 are as follows:

Year ending June 30,
2011	$49,445
2012	54,059
2013	54,154
2014	17,337
2015	–
Thereafter	–

$179,995

11.     Share-Based Compensation

The following table presents the share-based compensation expense recognized in accordance with ASC Topic 718, Stock Compensation, during the years ended June 30, 2010 and 2009:

	Year ended June 30,
	2010	2009
Cost of product sales	$22,615	$17,619
Research and development	5,206	23,450
Sales and marketing expenses	74,745	148,407
General and administrative expenses	170,467	164,220

Total share-based compensation	$273,033	$353,696

The total value of the stock options awards is expensed ratably over the vesting period of the employees receiving the awards.  As of June 30, 2010, total unrecognized compensation cost related to stock-based options and awards was $248,492 and the related weighted-average period over which it is expected to be recognized is approximately 1.36 years.

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

A summary of stock option information within the Company’s share-based compensation plans for the year ended June 30, 2010 is as follows:

	Shares	Price (a)	Life (b)	Value (c)
Outstanding at June 30, 2010	2,274,706	$1.96	7.21	$924,174
Vested and expected to vest at June 30, 2010	2,180,616	$2.02	7.14	$843,714

Vested and exercisable at June 30, 2010	1,730,961	$2.36	6.75	$512,760

(a)	Weighted average exercise price per share.
(b)	Weighted average remaining contractual life.
(c)	Aggregate intrinsic value.

The aggregate intrinsic value of options exercised during the years ended June 30, 2010 and 2009 was $109,700 and $0, respectively.  The Company’s current policy is to issue new shares to satisfy option exercises.

The weighted average fair value of stock option awards granted and the key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows for the year ended June 30, 2010 and 2009:

	Years ended June 30,
	2010	2009
Weighted average fair value of options granted	$1.26	$0.21
Key assumptions used in determining fair value:
Weighted average risk-free interest rate	1.90%	2.55%
Weighted average life of the option (in years)	4.78	4.66
Weighted average historical stock price volatility	168.79%	128.23%
Expected dividend yield	0.00%	0.00%

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

Series A

Series A preferred shares are entitled to a 10% dividend annually on the stated par value per share.  These shares are convertible into shares of common stock at the rate of one share of common stock for each share of Series A preferred stock, and are subject to automatic conversion into common stock upon the closing of an underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933 covering the offer and sale of common stock in which the gross proceeds to the Company are at least $4 million.  Series A preferred shareholders have voting rights equal to the voting rights of common stock, except that the vote or written consent of a majority of the outstanding preferred shares is required for any changes to the Company’s Articles of Incorporation, Bylaws or Certificate of Designation, or for any bankruptcy, insolvency, dissolution or liquidation of the Company.  Upon liquidation of the Company, the Company’s assets are first distributed ratably to the Series A preferred shareholders.  At June 30, 2010 and 2009, there were no Series A preferred shares outstanding.

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

On December 11, 2009, the Board of Directors declared a dividend on the Series B Preferred Stock of all outstanding and cumulative dividends through December 31, 2009.  The total dividends of $36,679 were paid as of December 31, 2009.  The Company anticipates paying any cash dividends on the Series B Preferred Stock on or before December 31, 2010 if required to comply with the Form S-3 eligibility requirements.  At June 30, 2010, there were 59,065 Series B preferred shares outstanding and cumulative dividends in arrears were $5,316.

In addition to the previously outstanding shares of common stock and Series B preferred stock, the Company had the following transactions that affected shareholders’ equity during the years ended June 30, 2010 and 2009.

Warrants to Purchase Common Stock

In connection with the various common stock offerings and at other times the Company has issued warrants for the purchase of common stock.  The warrants activity is summarized as follows:

	2010		2009
	Warrants	Price (a)	Warrants	Price (a)
Beginning balance outstanding	3,216,644	$5.55	3,245,082	$5.50
Cancelled/expired	(56,876)	0.70	(28,438)	0.70
Granted	6,000	1.18	–	–

Ending balance outstanding	3,165,768	$5.62	3,216,644	$5.55

(a)	Weighted average exercise price per share.

On January 13, 2010, the Board of Directors extended the expiration dates of warrants issued pursuant to the Company’s private placement memorandums dated October 17, 2005 and February 1, 2006 for an additional one-year period.  The Board of Directors had previously retroactively extended these warrants on January 8, 2008 for a one-year period beyond their initial expiration dates of October 2007 to February 2008 and again extended the these warrants on January 13, 2010 for an additional one-year period beyond their extended expiration dates of October 2009 to February 2010.  Based on these extensions, the warrants will now expire between October 2010 and February 2011.  No other terms or conditions of the warrants were changed.  The change in expiration dates affected outstanding warrants to purchase 2,102,142 shares of common stock.  Of these outstanding warrants, there were warrants to purchase 12,500 common shares held by the Chairman and CEO of the Company.  Prior to the original extension, warrants to purchase 1,286,219 shares of common stock had passed their original expiration dates.

The change in expiration date was a modification of the original warrant based on market conditions and was accounted for as a financing transaction similar to an extension of time in the offering of shares in a stock sale.  Therefore there was no effect on the statement of operations as the Company had previously determined that under ASC Topic 815, Derivatives and Hedging, these warrants were equity instruments rather than derivatives.

On June 8, 2010, the Board of Directors issued 6,000 warrants to Schultz Public Relations at an exercise price of $1.18 and a five year term.  These warrants were issued for services rendered by Schultz Public Relations at an exercise price equal to the closing price of the Company's common stock on the grant date.

The following table summarizes additional information about the Company’s common warrants outstanding as of June 30, 2010:

Number of Warrants	Range of Exercise Prices	Expiration Date
53,000	$6.00	October 2010
162,500	$6.00	November 2010
909,469	$6.00	December 2010
700,250	$6.00	January 2011
276,923	$6.00 to $6.50	February 2011
826,100	$5.00	March 2011
206,526	$4.40	March 2012
6,000	$1.18	June 2015
25,000	$2.00	July 2015

3,165,768

Common Stock Options

A summary of the Company’s stock option activity and related information for the years ended June 30, 2010 and 2009 is as follows:

	2010		2009
	Shares	Price (a)	Shares	Price (a)
Beginning balance outstanding	2,708,166	$2.08	2,803,393	$2.62
Granted (b)	290,000	1.34	993,900	0.31
Cancelled	(616,794)	2.48	(1,089,127)	1.86
Exercised	106,666	0.28	–	.–

Ending balance outstanding	2,274,706	$1.96	2,708,166	$2.08
Exercisable at end of year	1,730,961	$2.36	1,837,018	$2.74

(a)	Weighted average exercise price per share.
(b)	All options granted had exercise prices equal to or greater than the ending market price of the Company’s common stock on the grant date.

The following table summarizes additional information about the Company’s stock options outstanding as of June 30, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Price (a)	Life (b)	Shares	Price (a)
$0.26	670,600	$0.26	8.91 yrs	356,856	$0.26
$0.65 to $0.84	150,000	0.76	7.87 yrs	103,333	0.75
$1.00 to $1.43	372,802	1.33	7.76 yrs	189,486	1.30
$1.96 to $2.00	300,000	2.00	5.08 yrs	300,000	2.00
$3.10 to $3.11	349,534	3.11	6.16 yrs	349,534	3.11
$3.50 to $3.85	150,000	3.70	6.00 yrs	150,000	3.70
$4.14 to $4.15	128,270	4.15	5.65 yrs	128,270	4.15
$4.40	33,500	4.40	6.68 yrs	33,500	4.40
$5.50 to $6.50	120,000	6.29	5.71 yrs	120,000	6.29

Total options	2,274,706			1,730,961

(a)	Weighted average exercise price.
(b)	Weighted average remaining contractual life.

13.         Treasury Stock

In June 2008, the Board of Directors of IsoRay authorized the repurchase of up to 1,000,000 shares of the Company’s common stock.  The Company repurchased no shares of its common stock during the year ended June 30, 2010 and 8,200 shares of its common stock for $4,735 during the year ended June 30, 2009.

14.         Income Taxes

The Company recorded no income tax provision or benefit for the years ended June 30, 2010 and 2009.

The Company had a net deferred tax asset of approximately $12.6 and $11.3 million as of June 30, 2010 and 2009, respectively.  The deferred tax asset has arisen principally from net operating loss carry-forwards, share-based compensation, depreciation and amortization, and accrued compensation.  The deferred tax asset was calculated based on the currently enacted 34% statutory income tax rate.  Since management of the Company cannot determine if it is more likely than not that the Company will realize the benefit of its net deferred tax asset, a valuation allowance equal to the full amount of the net deferred tax asset at June 30, 2010 and 2009 has been established.

At June 30, 2010, the Company had tax basis net operating loss carry-forwards of approximately $32.4 million available to offset future regular taxable income.  These net operating loss carry-forwards expire through 2030.

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

In December 2008 and December 2009, the Company negotiated contracts to purchase Cs-131 from UralDial.  Under the contracts, the Company will purchase Cs-131 from UralDial rather than purchasing Cs-131 directly from the two suppliers in Russia that the Company had purchased from previously.  UralDial will provide Cs-131 from at least two Russian facilities subject to scheduled maintenance shutdowns of the facilities from time to time.  The recent contract entered into in December 2009 continues to stabilize the supply arrangements for the 12 months beginning in December 2009 and ending in December 2010.

The Company has an existing distribution agreement with UralDial that allows UralDial to distribute Proxcelan Cs-131 brachytherapy seeds in Russia.  The Company, through UralDial, has regulatory approval to sell Cs-131 seeds in Russia.  However, the economic downturn in Russia has slowed the Company’s market penetration efforts.  There was no revenue from this agreement in the years ended June 30, 2009 or June 30, 2010.

17.          Distribution Agreement

On February 18, 2009, the Company entered into an exclusive distribution agreement with BrachySciences, a division of Biocompatibles International plc.  The agreement allows BrachySciences to sell the Company’s Proxcelan Cs-131 brachytherapy seeds throughout the United States.  In fiscal year 2010, this agreement generated approximately $22,000 in sales.

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

During fiscal years 2010 and 2009, the Company recorded royalty expenses of $23,041 and $20,063, respectively.

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

Operating Lease Agreements

The Company leases office and laboratory space and production and office equipment under non-cancelable operating leases.  The lease agreements require monthly lease payments and expire on various dates through April 2016 (including renewal dates).  The Company’s significant lease is described below.

On May 2, 2007, Medical entered into a lease for its new production facility with Energy Northwest, the owner of the Applied Process Engineering Laboratory (the APEL lease).  The new lease originally provided the Company with 19,328 square feet of manufacturing and office space and the Company has moved all manufacturing operations to this new leased space as of September 2007 and vacated its leased space at the PEcoS-IsoRay Radioisotope Laboratory (PIRL).  The APEL lease was renewed in May 2010 for occupancy of 15,932 square feet of manufacturing and office space with a three year term expiring on April 30, 2013, plus an option to renew for one additional three-year term, and monthly rent of approximately $23,100, subject to annual increases based on the Consumer Price Index, plus monthly janitorial expenses of approximately $400.  Due to the severe economic penalty associated with not exercising the one lease renewal option remaining, the Company currently intends to exercise the  one remaining three-year renewal option at the appropriate time in the lease.  The amount of space returned to the landlord during the lease renewal process in fiscal year 2010 was sufficient to offset the annual cost of living increase prescribed in the lease agreement.

Future minimum lease payments under operating leases including the one three-year renewal of the APEL lease, which the Company intends to exercise, are as follows:

Year ending June 30,
2011	$296,157
2012	284,915
2013	282,390
2014	282,390
2015	282,390
Thereafter	235,324

$1,663,566

Rental expense amounted to $306,212 and $325,496 for the years ended June 30, 2010 and 2009, respectively.

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

The Company’s cash and cash equivalents are maintained with high-quality financial institutions.  The accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  At June 30, 2010, cash balances uninsured by the FDIC totaled approximately $1.4 million.

Short-term investments are held by a major, high-quality financial institution.  Generally, these securities are traded in a highly liquid market and may be redeemed upon demand and bear minimal risk.  Management regularly monitors the composition and maturities of these investments and the Company has not experienced any material realized losses on its investments.

The Company’s accounts receivable result from credit sales to customers.  The Company had three customers whose sales were greater than 10% for the year ended June 30, 2010 and two customers whose sales were greater than 10% for the year ended 2009.  These customers represented a combined 33.1% and 35.0% of the Company’s total revenues for the years ended June 30, 2010 and 2009, respectively.  These same customers accounted for a combined 42.3% and 39.6% of the Company’s net accounts receivable balance at June 30, 2010 and 2009, respectively.

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

Dated:  September 28, 2010

ISORAY, INC., a Minnesota corporation

By	/s/ Dwight Babcock
Dwight Babcock, Chief Executive Officer and Chairman

By	/s/ Brien L. Ragle
Brien L. Ragle, Controller, Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  September 28, 2010

/s/ Dwight Babcock
Dwight Babcock, Chief Executive Officer and Chairman

/s/ Brien L. Ragle
Brien L. Ragle, Controller, Principal Financial and Accounting Officer

/s/ Robert Kauffman
Robert Kauffman, Director and Vice-Chairman

/s/ Thomas LaVoy
Thomas LaVoy, Director

/s/ Albert Smith
Albert Smith, Director