Form 10-Q
period 2011-03-31
IsoRay, Inc.
filed 2011-05-16
CIK 728387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

Number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class	Outstanding as of May 2, 2011
Common stock, $0.001 par value	26,367,985

ISORAY, INC.

PART I – FINANCIAL INFORMATION

IsoRay, Inc. and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	March 31,	June 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$2,667,269	$1,678,869
Accounts receivable, net of allowance for doubtful accounts
of $55,776 and $36,390, respectively	911,313	896,266
Inventory	728,805	681,677
Prepaid expenses and other current assets	263,824	259,975

Total current assets	4,571,211	3,516,787

Fixed assets, net of accumulated depreciation and amortization	3,397,213	3,959,983
Deferred financing costs, net of accumulated amortization	11,618	13,277
Restricted cash	180,725	180,154
Other assets, net of accumulated amortization	271,939	272,594

Total assets	$8,432,706	$7,942,795

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$323,740	$404,401
Accrued protocol expense	78,997	242,029
Accrued radioactive waste disposal	96,060	60,060
Accrued payroll and related taxes	72,101	186,513
Acccued vacation	61,232	68,525
Notes payable, due within one year	53,693	49,445

Total current liabilities	685,823	1,010,973

Notes payable, due after one year	87,968	130,550
Warrant liabilities	229,000	-
Asset retirement obligation	647,502	605,391

Total liabilities	1,650,293	1,746,914

Commitments and contingencies (Note 6)

Shareholders' equity:
Preferred stock, $.001 par value; 6,000,000 shares authorized:
Series A: 1,000,000 shares allocated; no shares issued and outstanding	-	-
Series B: 5,000,000 shares allocated; 59,065 shares issued and outstanding	59	59
Common stock, $.001 par value; 194,000,000 shares authorized;
26,367,985 and 23,048,754 shares issued and outstanding	26,368	23,049
Treasury stock, at cost, 13,200 shares	(8,390)	(8,390)
Additional paid-in capital	50,798,212	48,084,783
Accumulated deficit	(44,033,836)	(41,903,620)

Total shareholders' equity	6,782,413	6,195,881

Total liabilities and shareholders' equity	$8,432,706	$7,942,795

The accompanying notes are an integral part of these consolidated financial statements.

IsoRay, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Product sales	$1,410,694	$1,203,216	$3,982,743	$3,950,650
Cost of product sales	1,053,268	1,150,730	3,281,800	3,411,012

Gross profit	357,426	52,486	700,943	539,638

Operating expenses:
Research and development expenses	244,184	98,964	374,317	226,924
Research and development reimbursement	(56,118)	-	(205,947)	-
Sales and marketing expenses	235,206	447,693	944,244	1,494,572
General and administrative expenses	627,592	596,224	1,784,933	1,748,664

Total operating expenses	1,050,864	1,142,881	2,897,547	3,470,160

Operating loss	(693,438)	(1,090,395)	(2,196,604)	(2,930,522)

Non-operating income (expense):
Interest income	848	1,547	2,888	10,358
Gain / (loss) on fair value of warrant liability	(163,000)	-	257,000	-
Financing and interest expense	(174,675)	(6,445)	(193,500)	(31,704)

Non-operating income (expense), net	(336,827)	(4,898)	66,388	(21,346)

Net loss	(1,030,265)	(1,095,293)	(2,130,216)	(2,951,868)
Preferred stock dividends	(2,658)	-	(7,974)	(36,679)

Net loss applicable to common shareholders	$(1,032,923)	$(1,095,293)	$(2,138,190)	$(2,988,547)

Basic and diluted loss per share	$(0.04)	$(0.05)	$(0.09)	$(0.13)

Weighted average shares used in computing net loss per share:
Basic and diluted	26,008,878	22,942,458	24,709,541	22,942,458

The accompanying notes are an integral part of these consolidated financial statements.

IsoRay, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,130,216)	$(2,951,868)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization of fixed assets	668,171	719,032
Amortization of deferred financing costs and other assets	206,038	36,368
Gain on fair value of warrant liabilities	(257,000)	-
Accretion of asset retirement obligation	42,111	38,500
Share-based compensation	68,622	115,285
Changes in operating assets and liabilities:
Accounts receivable, net	(15,047)	(125,993)
Inventory	(47,128)	94,177
Prepaid expenses and other current assets	(14,521)	(11,858)
Accounts payable and accrued expenses	(80,661)	4,796
Accrued protocol expense	(163,032)	9,211
Accrued radioactive waste disposal	36,000	(11,940)
Accrued payroll and related taxes	(114,412)	63,575
Accrued vacation	(7,293)	(20,519)

Net cash used by operating activities	(1,808,368)	(2,041,234)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(105,401)	(21,742)
Change in restricted cash	(571)	(1,416)
Proceeds from the sale or maturity of short-term investments	-	1,679,820

Net cash provided (used) by investing activities	(105,972)	1,656,662

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(38,334)	(145,815)
Preferred dividends paid	(10,632)	(36,679)
Proceeds from sales of common stock, pursuant to registered public offering, net	2,026,255	-
Proceeds from sales of common stock, pursuant to at the market, net	250,632	-
Proceeds from sales of common stock, pursuant to exercise of warrants, net	674,819	-
Proceeds from sales of common stock, pursuant to exercise of options, net	-	2,166

Net cash provided / (used) by financing activities	2,902,740	(180,328)

Net increase (decrease) in cash and cash equivalents	988,400	(564,900)
Cash and cash equivalents, beginning of period	1,678,869	2,990,744

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,667,269	$2,425,844

Supplemental disclosures of cash flow information:

Non-cash investing and financing activities:

Initial fair value of warrant liabilities	$1,724,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

IsoRay, Inc.
Notes to the Unaudited Consolidated Financial Statements
For the three and nine months ended March 31, 2011 and 2010

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

Certain amounts in the prior-year financial statements have been reclassified to conform to the current year presentation.  These reclassifications had no effect on net loss or shareholders’ equity as previously presented.

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

3.           Loss per Share

Basic earnings per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents.  Common stock equivalents, including warrants and options to purchase the Company's common stock, are excluded from the calculations when their effect is anti-dilutive.  At March 31, 2011 and 2010, the calculation of diluted weighted average shares did not include preferred stock, common stock warrants, or options that are potentially convertible into common stock as those would be anti-dilutive due to the Company’s net loss position.

Securities not considered in the calculation of diluted weighted average shares, but that could be dilutive in the future as of March 31, 2011 and 2010, were as follows:

	March 31,
	2011	2010
Preferred stock	59,065	59,065
Common stock warrants	3,819,185	3,216,644
Common stock options	2,146,372	2,317,237

Total potential dilutive securities	6,024,622	5,592,946

4.           Inventory

Inventory consisted of the following at March 31, 2011 and June 30, 2010:

	March 31,	June 30,
	2011	2010
Raw materials	$625,493	$546,080
Work in process	83,053	130,840
Finished goods	20,259	4,757

	$728,805	$681,677

5.           Share-Based Compensation

The following table presents the share-based compensation expense recognized during the three and nine months ended March 31, 2011 and 2010:

	Three months		Nine months
	ended March 31,		ended March 31,
	2011	2010	2011	2010
Cost of product sales	$8,470	$5,506	$25,410	$16,778
Research and development expenses	5,409	1,840	16,229	2,176
Sales and marketing expenses	96	19,599	7,790	70,684
General and administrative expenses	6,398	7,863	19,193	25,647
Total share-based compensation	$20,373	$34,808	$68,622	$115,285

As of March 31, 2011, total unrecognized compensation expense related to stock-based options was $164,208 and the related weighted-average period over which it is expected to be recognized is approximately 1.03 years.

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

A summary of stock options within the Company’s share-based compensation plans as of March 31, 2011 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2011	2,146,372	$1.87	6.5	$763,796
Vested and expected to vest at
March 31, 2011	2,059,546	$1.93	6.4	$696,406
Vested and exercisable at
March 31, 2011	1,614,293	$2.27	6.0	$423,151

There were no options exercised during the nine months ended March 31, 2011 and there were 40,000 options exercised during the nine months ended March 31, 2010, respectively.  The Company’s current policy is to issue new shares to satisfy option exercises.

The weighted average fair value of stock option awards granted and the key assumptions used in the Black-Scholes fair value model to calculate the fair value are as follows:

	Three months ended March 31,		Nine months ended March 31,
	2011(a)	2010(b)	2011(c)	2010(d)
Weighted average fair value of options granted	$-	$0.56	$-	$0.68
Key assumptions used in determining fair value:
Weighted average risk-free interest rate	-%	1.93%	-%	2.55%
Weighted average life of the option (in years)	-	3.75	-	4.75
Weighted average historical stock price volatility	-%	101.84%	-%	134.89%
Expected dividend yield	-%	0.00%	-%	0.00%

(a)	During the three months ended March 31, 2011, the Company did not grant any stock options.

(b)	During the three months ended March 31, 2010, the Company granted 30,000 stock options.

(c)	During the nine months ended March 31, 2011, the Company did not grant any stock options.

(d)	During the nine months ended March 31, 2010, the Company granted 40,000 stock options.

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

Wrongful Death Claim resulting from an automobile accident

The Company and a former employee have been named as defendants in a wrongful death claim in the State of Indiana as the result of an automobile accident.  The suit alleges that the individual died as the result of a medical condition alleged to be the result of injuries sustained in the automobile accident.  The claim if upheld at trial is not expected to result in an award of damages that will exceed the available insurance coverage.  However, if the court awards exemplary damages then this award may have a financial impact on the Company.  Management plans to vigorously defend the claim.

7.           Fair Value Measurements

Effective July 1, 2008, for the financial assets and liabilities of the Company, and effective July 1, 2009, for the non-financial assets and liabilities of the Company, disclosure requirements were expanded to include the following information for each major category of assets and liabilities that are measured at fair value on a recurring basis: financial assets of the Company include cash and cash equivalents, and restricted cash - these are measured using level 1 inputs.    Financial liabilities of the Company include the warrant liability measured using level 2 inputs, calculated using the Black-Scholes fair value model with stock price, exercise price, term, volatility and a discount rate based on the appropriate Treasury rate.

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

As of March 31, 2010, there were dividends on Series B Preferred Stock outstanding in the amount of $2,658.

9.           Shareholders’ Equity

On November 22, 2010, the Company entered into a Securities Purchase Agreement (as amended on December 27, 2010 and March 31, 2011) as part of the Company’s registered offering with an institutional investor and closed the transaction on November 24, 2010 for the sale of 2,250,000 shares of common stock and four series of warrants.  The total warrants exercisable in Series A, Series B and Series C will be a maximum aggregate of 2,168,026 for a maximum number of below market securities issued, together with the shares of common stock sold in the offering, of no greater than 4,418,026 shares of common stock, which is the maximum issuable under the NYSE AMEX requirements without obtaining shareholder approval for the issuance.  Series D Warrants which are not below market securities are expected to be issued to purchase 1,873,641 shares of common stock.

The exercise price of each of the Series A, B and C Warrants will be equal to the lower of (i) $1.50 and (ii) 90% of the average of the 3 lowest volume weighted average prices out of the 15 trading days preceding the exercise date, but in no event will the exercise price of the Series A Warrants be less than $0.75 per share.  The Warrants have terms varying from one hundred twenty days from the Offering closing date for the Series A Warrants to six months from the Offering closing date for the Series B Warrants to five years from the initial exercisability date for the Series C and D Warrants.  The Series A, B and C Warrants were immediately exercisable following the closing of the Offering.  The Series D Warrants will not be exercisable until six months after the Closing and will have an exercise price equal to $1.56.

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

The warrant holder exercised the Series A Warrants on March 24, 2011 and received 538,660 shares of common stock at exercise in exchange for $475,000, net of commission expense.

All of the Series B warrants will be eligible to be exercised at the option of the Company at any time on or before 6 months after their issuance provided the common stock is trading at or above $2.45 for 20 cumulative trading days and to meeting other equity conditions and 562,500 of the Series C warrants will be eligible to be exercised at the option of the Company at any time on or before 6 months after their issuance provided the common stock is trading at or above $2.55 for 20 cumulative trading days and to meeting other equity conditions.

Based on the guidance contained in ASC 815, management had concluded that the warrants in Series A-1, Series B-1, and Series C-1 should be classified a liability and had recorded a liability at fair value.  The Company determined the fair value of the warrants using the Black-Scholes fair value model.  The Company determined the fair value of the warrants to be $1,724,000 on the date of the offering.  The Company has recognized a gain on the change in fair value of $257,000 in the nine months ended March 31, 2011.

During the three months ended March 31, 2011, the Company and the warrant holder agreed to a modification of the Series C-1 warrants that allowed the Company to reclassify these warrants as equity.  The Company reclassified the fair value as of March 31, 2011 of the Series C-1 warrant liability in the amount of $1,119,000 to additional paid in capital during the three months ended March 31, 2011.  The Company expensed the unamortized portion of the deferred financing costs related Series C-1, these expenses were in the amount of $142,809.

On March 24, 2011, the warrant holder exercised the Series A-1 warrants.  The Company reclassified the fair value as of the exercise date of the Series A-1 warrant liability in the amount of $119,000 to additional paid in capital during the three months ended March 31, 2011.  The Company expensed the unamortized portion of the deferred financing costs related Series A-1warrants, these expenses were in the amount of $16,044.

	Warrants	Weighted average exercise price
Outstanding as of June 30, 2010	3,165,768	$5.620
Series A-1 warrants	538,660	$0.928
Series B-1 warrants	562,500	$0.984
Series C-1 warrants	1,065,861	$0.984
Series D-2 warrants	67,500	$1.560
Warrants cancelled	(816,100)	$5.000
Warrants exercised	(765,004)	$0.974
Outstanding as of March 31, 2011	3,819,185	$3.686

Black-Scholes Valuation Model
Input variables used in fair value calculations

Input Variables	November 24, 2010	March 31, 2011
Stock Price	$1.360	$1.260
Exercise Price	$1.038	$0.921
Term	3 to 36 months	3 to 36 months
Volatility	65.40% to 156.60%	58.81% to 153.35%
Discount Rate	0.187% to 0.810%	0.143% to 1.290%

The November 2010 Public Registered Offering yielded cash in the amount of $2,026,255.  This amount is net of offering costs in the amount of $223,745.  These offering costs were $112,500 of commission expense, $108,927 of legal and accounting expense and $2,318 of other costs.

A warrant liability, net of fiscal year to date fair value adjustments in the amount $229,000 has been established related to the Series B-1 warrants.  Deferred financing costs of $8,810 remain unamortized at March 31, 2011 related to the warrant liabilities for Series B-1 warrants.

The unamortized deferred offering costs of $8,810 as discussed above will be amortized according to the following schedule:

Series B-1 deferred costs	$26,431	6 months	$4,405 per month

There was no material change in the use of proceeds from our public offering as described in our final prospectus filed with the SEC pursuant to Rule 424 (b).  As of March 31, 2011, the Company had not used any of the net proceeds and maintained the net proceeds in cash and cash equivalents.

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

On July 29, 2010, the Company entered into an amendment (the “Amendment”) to the Agreement to extend the term of the offering of Shares by CKCC as the Company’s sales agent through December 31, 2010. The offering of Shares pursuant to the Agreement, as amended by the Amendment, terminated on December 31, 2010.

On October 1, 2010, the Company instructed CK Cooper and Company (CKCC) via placement notice permitting “at the market” sales of common stock through October 31, 2010.  CKCC sold 304,227 shares of common stock on behalf of the Company receiving $250,632 in equity net of offering costs of $118,149 ($7,302 in commissions, $110,276 in legal and accounting expenses, and $571 in other costs).

There was no material change in the use of proceeds from our public offering as described in our final prospectus filed with the SEC pursuant to Rule 424 (b). Through March 31, 2011 we have maintained the proceeds as cash and cash equivalents and did not use any of the proceeds.

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

The Company recorded fair value adjustments to the Series A-1 warrant liability through the exercise of the warrants on March 24, 2011.  The Company expensed the unamortized deferred financing cost of $16,044 as financing expense in the Consolidated Statement of Operations.  The Series A-1 warrant liability was reclassified to equity at the fair value reported on March 24, 2011 of $119,000 during the three months ended March 31, 2011 as result of the warrant exercise. .

The Series C-1 warrant liability was recharacterized from a warrant liability to equity at the fair value reported using the Black-Scholes Option Valuation Model on March 31, 2011 as the warrant holder and the Company amended the agreement on that date to allow for the equity treatment of the Series C-1 warrants.  The fair value of the warrant liability for Series C-1 that was reclassified to equity was $1,119,000.  The Company expensed the unamortized deferred financing cost of $142,809 as financing expense in the consolidated statement of operations.

10.           Grant Award

On October 29, 2010, the Company received three grant awards totaling $526,510 for qualifying therapeutic discovery projects under section 48D of the Internal Revenue Code.  The award covers tax years 2009 (ended 06-30-2010) and 2010 (ends 06-30-2011).  The total award amount applicable to tax year 2009 was $109,316 and the payment was received during the three months ended December 31, 2010 and was recorded in the operating expense section of the consolidated statement of operations as a research and development reimbursement.  The remaining award amount applicable to tax year 2010 is $417,194 of which $96,631 had been earned in the nine months ended March 31, 2011.  The grant award income was recorded in the operating expense section of the consolidated statement of operations as a research and development reimbursement and on the balance sheet as a receivable in the prepaid expenses and other current assets section.  The remaining amount of the award available to the Company during tax year 2010 is $320,563.

Reimbursement from the Internal Revenue Service for expenses incurred during tax year 2010 (ending June 30, 2011) under this grant is anticipated to be received during the month of July 2011.

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

All statements contained in this Form 10-Q, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under “Risk Factors” beginning on page 25 below and in the “Risk Factors” section of our Form 10-K for the fiscal year ended June 30, 2010 that may cause actual results to differ materially.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities.  On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, inventories, accrued liabilities, and contingencies.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The accounting policies and related risks described in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 2010 are those that depend most heavily on these judgments and estimates.  As of March 31, 2011, there had been no material changes to any of the critical accounting policies contained therein.  Management continues to estimate that the effective tax rate for the Company is at 0%.

Results of Operations

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Revenues.  Total revenues for the three months ended March 31, 2011 increased 17% as compared to the three months ended March 31, 2010.  The overall increase of 17% was a combination of an 8% increase in revenue from prostate brachytherapy and a 371% increase in other treatments which include the treatment of lung and brain modalities.

The prostate revenue increase was the first quarter over quarter increase that the Company has experienced during the current fiscal year when compared to fiscal year 2010.  The increase in revenue during the three months ended March 31, 2011 is attributed to an increase in acceptance by physicians of the Cesium-131 Brachytherapy seeds as one of the more clinically effective and cost effective treatment methods in the marketplace for treating prostate cancer.

The other treatments which include lung and brain treatments experienced significant growth of 371% in the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  The other revenue growth is attributed to the increased acceptance of Cesium-131 as a clinically effective treatment method for these additional body sites.  The increased acceptance of the Cesium-131 Brachytherapy seeds is the result of physicians having positive experiences in using Cesium-131 in the treatment of over 100 patients for these new modalities at a number of major cancer centers across the United States. The other treatment revenue represents approximately 11% of revenues during the three months ended March 31, 2011 when compared to approximately 3% of revenues in the three months ended March 31, 2010.  The Company anticipates that revenues will continue to grow in prostate revenue and will continue to accelerate in other revenue as existing treatments for non-prostate modalities continue their growth and as the new products under development are accepted into the market.

Key operating factors

Description	Three months ended March 31, 2011	Three months ended March 31, 2010	Variance ($)	Variance (%)
Product Sales (Prostate)	$1,259,374	$1,171,101	$88,273	8%
Product Sales (Other)	$151,320	$32,115	$119,205	371%
Total product sales	$1,410,694	$1,203,216	$207,478	17%

Cost of product sales.  Cost of product sales continued to be reduced in a quarter over quarter comparison.  Costs for the three months ended March 31, 2011 were reduced by $ 97,462 compared to the three months ended March 31, 2010.  This cost reduction was attributable to two key operating factors.  First, the Company continued to reduce labor costs attributed to the production of the Cesium-131 seeds and second, physicians continued to shift their ordering directions for the pre-loading of the seeds to our in-house pre-loading service in lieu of using a third party contracted loading service.

The cost savings in payroll and benefits were the result of the Company investing in Research and Development through the use of production staff to conduct projects.  In addition, the Company was able to produce enough seeds to create the 17% increase in revenue while using approximately the same cost of materials as in the three months ended March 31, 2010.  This increase in revenue while using the same amount of materials cost was accomplished through the increased pre-loading of seeds. By increasing the pre-loading of seeds at the Company, the Company was able to utilize the same amount of isotope that would have been lost to decay during transit time while shipping seeds to third-party loaders.  The Company also gained increased control over the manufacturing process by completing more production activities within their facilities.

Key operating factors

Description	Three months ended March 31, 2011	Three months ended March 31, 2010	Variance ($)	Variance (%)
Material	$423,475	$409,147	$14,328	4%
Pre-loading	$67,148	$97,629	$(30,481)	(31%)
Payroll and benefits	$177,396	$248,279	$(70,883)	(29%)
Cost of product sales (Other)	$385,249	$395,675	$(10,426)	(3%)
Total cost of product sales	$1,053,268	$1,150,730	$(97,462)	(8%)

Gross profit.  Gross profit increased $ 304,940 comparing the three months ended March 31, 2011 to the three months ended March 31, 2010.  Gross profit for the three months ended March 31, 2011 increased to $ 357,426 from $ 52,486 in the three months ended March 31, 2010.  The increase of 581% is attributed to an increase of sales of $207,478 and a decrease in cost of product sales of $97,462.

The gross profit percentage improved from approximately 4% for the three months ended March 31, 2010 to approximately 25% for the three months ended March 31, 2011.  The improved percentage is directly a result of increasing sales combined with the reducing costs of product sales.

Key operating factor

Description	Three months ended March 31, 2011	Three months ended March 31, 2010	Variance ($)	Variance (%)
Gross profit	$357,426	$52,486	$304,940	581%

Gross profit percentage	25%	4%

Research and development.  Research and development costs have increased in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 by $ 145,220 or 147%.  The research and development increases are primarily attributed to increased efforts on research related to other organ treatments particularly the brain, lung and breast sites.  The increased research and development costs include additional cost related to material and labor utilized in these research activities.  The Company expects to continue to increase research and development costs to further develop new treatments and may initiate new protocols associated with these treatments.

These research and development costs represent 17.3% of revenues during the three months ended March 31, 2011 as compared to 8.1% of revenue during the three months ended March 31, 2010.  The Company expects to continue to focus on the development of treatments for new modalities in the body and expects to continue to invest in research and development efforts going forward.

Research and development costs were partially offset by reimbursements recorded in the amount of $56,118 recorded in the consolidated statements of operations on the line described as research and development reimbursement.

Research and development costs for the three months ended March 31, 2011 increased compared to the three months ended March 31, 2010 as a direct result of the receipt of three IRS Qualifying Therapeutic Device Program grants.  The grant awards total approximately $526,510.  In the three months ended March 31, 2011, the Company recorded and received as other research and development reimbursement half of the qualifying expenses incurred in fiscal year 2010 and awarded in October 2010.  The Company has evaluated the expense associated with each grant effort on a monthly basis and recorded half of the expense incurred until the individual grant limits are reached as research and development reimbursement and in other receivables as part of prepaid expenses and other current assets.  The Internal Revenue Service will reimburse the Company in July 2011 for the amounts incurred in fiscal year 2011 based on the grant notice.

Key operating factors

Description	Three months ended March 31, 2011	Three months ended March 31, 2010	Variance ($)	Variance (%)
Other organ research	$63,262	$340	$62,922	18,506%
Payroll and benefits	$108,856	$34,393	$74,463	217%
Protocol expense	$24,719	$22,500	$2,219	10%
Travel expense	$11,139	$10,742	$397	4%
Research and development (Other)	$36,208	$30,989	$5,219	17%
Gross research and development	$244,184	$98,964	$145,220	147%

Research and development
reimbursement	$(56,118)	$-	$(56,118)	100%

Net research and development cost	$188,066	$98,964	$89,102	90%

Sales and marketing expenses.  Sales and marketing expenses were reduced by 47% in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.  The costs were reduced from $ 447,693 in the three months ended March 31, 2010 to $ 235,553 in the three months ended March 31, 2011.  The significant reduction of $212,487 is a result of reductions in consulting; marketing and advertising; payroll, benefits and share-based compensation; and travel expenses.

Despite a 47% reduction in sales and marketing expenses, overall sales increased 17% during the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  Management attributes the increase in sales to the increased acceptance of the product particularly in the treatment of new body sites.  Overall, the reduction in sales and marketing expense did not adversely affect the revenue of the Company.  Management believes that it has right sized the sales staff to the current market conditions and will consider expanding the staff when the current staff does not have the capacity to service their existing customer base while making new sales calls on qualified new customers.

Key operating factors

Description	Three months ended March 31, 2011	Three months ended March 31, 2010	Variance ($)	Variance (%)
Consulting	$400	$38,000	$(37,600)	(99%)
Conventions and tradeshows	$1,155	$5,621	$(4,466)	(79%)
Marketing and advertising	$7,555	$29,967	$(22,412)	(75%)
Payroll, benefits & share comp	$173,681	$267,254	$(93,573)	(35%)
Travel	$31,618	$57,283	$(25,665)	(45%)
Sales and marketing (Other)	$20,797	$49,568	$(28,771)	(58%)
Total sales and marketing	$235,206	$447,693	$(212,487)	(47%)

General and administrative expenses.  General and administrative expenses did not change materially in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.  General and administrative expenses increased $ 31,369 to $627,593 in the three months ended March 31, 2011 from $596,224 in the three months ended March 31, 2010.  The general and administrative expenses have remained stable in this area as there have been no significant changes in the administrative function of the Company during the comparable periods.

Key operating factors

Description	Three months ended March 31, 2011	Three months ended March 31, 2010	Variance ($)	Variance (%)
Audit, SOX and tax	$18,773	$16,711	$2,062	12%
Consulting	$95,498	$70,959	$24,539	35%
Legal	$104,876	$66,755	$38,121	57%
Payroll, benefits & share comp	$227,737	$237,553	$(9,816)	(4%)
Public company	$65,205	$48,063	$17,142	36%
General and administrative (Other)	$115,503	$156,183	$(40,680)	(26%)
Total general and administrative	$627,592	$596,224	$31,368	5%

Operating loss.  The operating loss for the three months ended March 31, 2011 was a significant reduction of $396,957 from $1,090,395 for the three months ended March 31, 2010 compared to $693,438 for the three months ended March 31, 2011.  The operating loss reduction of $396,957 or 36% is primarily attributed to the increase in sales, decreased cost of product sales  and the recovery of research and development costs through the Internal Revenue Service grants for the three months ended March 31, 2011 when compared to the three months ended March 31, 2010.

Key operating factor

Description	Three months ended March 31, 2011	Three months ended March 31, 2010	Variance ($)	Variance (%)
Operating loss	$(693,438)	$(1,090,395)	$396,957	(36%)

Interest income.  Interest income for the three months ended March 31, 2011 was reduced compared to the three months ended March 31, 2010 as a direct result of reduced cash and cash equivalent balances when coupled with reduced short-term interest rates.

Key operating factor

Description	Three months ended March 31, 2011	Three months ended March 31, 2010	Variance ($)	Variance (%)
Interest income	$848	$1,547	$(699)	(45%)

(Loss) on fair value of warrant liability.  During the three months ended March 31, 2011, the warrant liability requires periodic evaluation for changes in fair value per ASC 820 and the warrant liability was evaluated during the three months ended March 31, 2011.  The Company evaluated the fair value of the warrant liability using the Black-Scholes option pricing model using updated inputs at March 31, 2011 for the Series B-1 warrant that continues to be recorded as a warrant liability as of March 31, 2011.  The resulting change in fair value was recorded as of March 31, 2011.

The Company recorded a fair value adjustment using the Black-Scholes Option Valuation Model to the Series A-1 warrant liability through the exercise date of the warrants on March 24, 2011.  The Company expensed the unamortized deferred financing cost of $16,044 as financing expense in the Consolidated Statement of Operations.  The Series A-1 warrant liability was reclassified to equity at the fair value reported on March 24, 2011 of $119,000 during the three months ended March 31, 2011 as the warrant holder exercised the warrants during this period.

The Series C-1 warrant liability was recharacterized from a warrant liability to equity at the fair value reported using the Black-Scholes Option Valuation Model on March 31, 2011 as the warrant holder and the Company amended the agreement on that date to allow for the equity treatment of the Series C-1 warrants.  The fair value of the warrant liability for Series C-1 that was reclassified to equity was $1,119,000.  The Company expensed the unamortized deferred financing cost of $142,809 as financing expense in the Consolidated Statement of Operations.

Key operating factor

Description	Three months ended March 31, 2011	Three months ended March 31, 2010	Variance ($)	Variance (%)
Gain / (loss) on fair value of
warrant liability	$(163,000)	$-	$(163,000)	100%

Financing and interest expense.  Financing and interest expense for the three months ended March 31, 2011 increased when compared to the three months ended March 31, 2010 as a direct result of the November 2010 equity offering and the related amortization of deferred offering costs throughout the life of the warrant liability.

Key operating factor

Description	Three months ended March 31, 2011	Three months ended March 31, 2010	Variance ($)	Variance (%)
Interest expense	$2,054	$5,892	$(3,838)	(65%)
Deferred financing expense	$172,621	$553	$172,068	31,115%
Total financing and interest expense	$174,675	$6,445	$168,230	2,610%

Nine months ended March 31, 2011 compared to nine months ended March 31, 2010

Revenues.  Overall revenues for the nine months ended March 31, 2011 remain materially unchanged compared to the nine months ended March 31, 2010.

The other revenue including brain and lung modalities had significant growth in revenue of 371% for the three months ended March 31, 2011 that continued the growth already experienced in the first two quarters of the fiscal year.  For the nine months ended March 31, 2011, the other revenue segment experienced overall growth of 221% or $241,297.  The other revenue growth is attributed to the increased acceptance of Cesium-131 as a clinically effective treatment method for these additional body sites.  The increased acceptance of the Cesium-131 Brachytherapy seeds is the result of physicians having positive experiences in using Cesium-131 in the treatment of over 100 patients for these new modalities at a number of major cancer centers across the United States.  Other treatments now represent approximately 12% of revenues versus approximately 3% of revenues in 2010.

The prostate segment of the business experienced an 8% growth in revenue for the three months ended March 31, 2011 to bring the nine months ended March 31, 2011 to 95% of the prostate segment revenues at $3,632,031 for the nine months ended March 31, 2010.

Key operating factors

Description	Nine months ended March 31, 2011	Nine months ended March 31, 2010	Variance ($)	Variance (%)
Product Sales (Prostate)	$3,632,031	$3,841,235	$(209,204)	(5%)
Product Sales (Other)	$350,712	$109,415	$241,297	221%
Total product sales	$3,982,743	$3,950,650	$32,093	1%

Cost of product sales.  Cost of product sales is materially unchanged in the nine months ended March 31, 2011 when compared to the nine months ended March 31, 2010.  The cost of product sales for the nine months ended March 31, 2011 were reduced by a total of $129,212 when compared to the nine months ended March 31, 2010.  This cost reduction can be attributed to the single operating factor of payroll and benefits expense.

The Company continues to reduce labor costs attributed to the production of the Cesium-131 Brachytherapy seeds.  The increase in labor efficiency has reduced the overall cost of manufacturing the Cesium-131 Brachytherapy seeds.  The Company has continued utilize existing manufacturing staff to assist in Research and Development efforts in the nine months ended March 31, 2011.

Key operating factors

Description	Nine months ended March 31, 2011	Nine months ended March 31, 2010	Variance ($)	Variance (%)
Material	$1,282,828	$1,225,657	$57,171	5%
Payroll and benefits	$589,058	$731,464	$(142,406)	(19%)
Pre-load expense	$260,030	$283,349	$(23,319)	(8%)
Cost of product sales (Other)	$1,149,884	$1,170,542	$(20,658)	(2%)
Total cost of product sales	$3,281,800	$3,411,012	$(129,212)	(4%)

Gross profit.  Gross profit increased $161,305 from $539,638 during the nine months ended March 31, 2010 as compared to $700,943 for the nine months ended March 31, 2011.  The increase in gross profit of 30% is attributed to an increase in sales of $32,093 and reductions in costs of product sales of $129,212.

The gross profit percentage of the product has also improved from 14% for the nine months ended March 31, 2010 to 18% for the nine months ended March 31, 2011.  The improved gross profit percentage is the result of increasing sales and reducing manufacturing costs of product.

Key operating factor

Description	Nine months ended March 31, 2011	Nine months ended March 31, 2010	Variance ($)	Variance (%)
Gross profit	$700,943	$539,638	$161,305	30%

Gross profit percentage	18%	14%

Research and development.  Research and development costs have increased in the nine months ended March 31, 2011 when compared to the nine months ended March 31, 2010 by $147,393 or 65%.

The research and development expense increased primarily as the result increased efforts on the research of other organs treatments particularly in relation to brain, lung and breast cancers.  These increased costs include additional material and labor cost associated to these research activities.  The Company expects to continue to invest in further development of the new treatments and may initiate new protocols associated with these treatments.

These costs represent 9% of revenue in the nine months ended March 31, 2011 as compared to 6% of revenue in the nine months ended March 31, 2010.  The Company intends to continue to invest in the development of treatments related to new modalities in the body and expects to continue to have increased research and development expense going forward.

Research and development costs were partially offset by reimbursements recorded in the amount of $205,947 recorded in the consolidated statement of operations on the line described as research and development reimbursement.

Research and development costs for the nine months ended March 31, 2011 increased compared to the nine months ended March 31, 2010 as a direct result of the receipt of three IRS Qualifying Therapeutic Device Program grants.  The grant awards total approximately $526,510.  In the nine months ended March 31, 2011, the Company recorded and received as other research and development reimbursement for half of the qualifying expenses incurred in fiscal year 2010 and awarded in October 2010.  The Company has evaluated the expense associated with each grant effort on a monthly basis and recorded half of the expense incurred until the individual grant limits are reached as research and development reimbursement and in other receivables as part of prepaid expenses and other current assets.  The Internal Revenue Service is will reimburse the Company in July 2011 for the amounts incurred in fiscal year 2011 based on the grant notice.

Key operating factors

Description	Nine months ended March 31, 2011	Nine months ended March 31, 2010	Variance ($)	Variance (%)
Other organ research	$89,112	$3,511	$85,601	2,438%
Payroll and benefits	$247,270	$39,528	$207,742	526%
Protocol expense	$(98,344)	$69,200	$(167,544)	(242%)
Travel expense	$35,776	$10,755	$25,021	233%
Research and development (Other)	$100,503	$103,930	$(3,427)	(3%)
Gross research and development	$374,317	$226,924	$147,393	65%

Research and development
reimbursement	$(205,947)	$-	$(205,947)	100%

Net research and development cost	$168,370	$226,924	$(58,554)	(26%)

Sales and marketing expenses.  Sales and marketing expenses were reduced by 37% in the nine months ended March 31, 2011 as compared to the nine months ended March 31, 2010.  These costs were reduced from $1,494,572 in the nine months ended March 31, 2010 to $944,244 in the nine months ended March 31, 2011.  The significant reduction of $550,328 is a result of reductions in consulting; conventions and tradeshows; marketing and advertising; payroll, benefits and share-based compensation; and travel expenses.

Despite a 37% reduction in sales and marketing expenses, overall sales remains unchanged during the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010.  Management attributes the unchanged sales to the increased acceptance of the product particularly in the treatment of new body sites.  Overall, the reduction in sales and marketing expense did not adversely affect the revenue of the Company.  Management believes that it has right sized the sales staff to the current market conditions and will consider expanding the staff when the current staff does not have the capacity to service their existing customer base while making new sales calls on qualified new customers.

Key operating factors

Description	Nine months ended March 31, 2011	Nine months ended March 31, 2010	Variance ($)	Variance (%)
Consulting	$17,120	$77,649	$(60,529)	(78%)
Conventions and tradeshow	$19,869	$108,623	$(88,754)	(82%)
Marketing and advertising	$44,305	$137,701	$(93,396)	(68%)
Payroll, benefits & share comp	$666,066	$869,535	$(203,469)	(23%)
Travel	$146,573	$190,066	$(43,493)	(23%)
Sales and marketing (Other)	$50,311	$110,998	$(60,687)	(55%)
Total sales and marketing	$944,244	$1,494,572	$(550,328)	(37%)

General and administrative expenses.  General and administrative expenses did not change materially in the nine months ended March 31, 2011 as compared to the nine months ended March 31, 2010.  General and administrative expenses increased $ 36,270 to $1,784,934 in the nine months ended March 31, 2011 from $1,748,664 in the nine months ended March 31, 2010.  The general and administrative expenses have remained stable in this area as there have been no significant changes in the administrative function of the Company during the comparable periods.

Key operating factors

Description	Nine months ended March 31, 2011	Nine months ended March 31, 2010	Variance ($)	Variance (%)
Audit, SOX and tax	$77,354	$80,174	$(2,820)	(4%)
Consulting	$254,681	$218,488	$36,193	17%
Legal	$183,192	$190,053	$(6,861)	(4%)
Payroll, benefits & share comp	$728,058	$717,233	$10,825	2%
Public company	$199,334	$165,843	$33,491	20%
General and administrative (Other)	$342,314	$376,873	$(34,559)	(9%)
Total general and administrative	$1,784,933	$1,748,664	$36,269	2%

Operating loss.  Operating loss for the nine months ended March 31, 2011 was further reduced compared to the nine months ended March 31, 2010 despite sales remaining unchanged over the prior year.

Key operating factor

Description	Nine months ended March 31, 2011	Nine months ended March 31, 2010	Variance ($)	Variance (%)
Operating loss	$(2,196,604)	$(2,930,522)	$733,918	(25%)

Interest income.  Interest income for the nine months ended March 31, 2011 was reduced compared to the nine months ended March 31, 2010 as a direct result of reduced cash and cash equivalent balances when coupled with reduced short-term interest rates.

Key operating factor

Description	Nine months ended March 31, 2011	Nine months ended March 31, 2010	Variance ($)	Variance (%)
Interest income	$2,888	$10,358	$(7,470)	(72%)

Gain on fair value of warrant liability.  During the nine months ended March 31, 2011, the warrant liability requires periodic evaluation for changes in fair value per ASC 820 and the warrant liability was evaluated during the nine months ended March 31, 2011.  The Company evaluated the fair value of the warrant liability using the Black-Scholes option pricing model using updated inputs at March 31, 2011 for the Series B-1 warrant that continues to be recorded as a warrant liability as of March 31, 2011.  The resulting change in fair value was recorded as of March 31, 2011.

The Company recorded a fair value adjustment using the Black-Scholes Option Valuation Model to the Series A-1 warrant liability through the exercise date of the warrants on March 24, 2011.  The Company expensed the unamortized deferred financing cost of $16,044 as financing expense in the Consolidated Statement of Operations.  The Series A-1 warrant liability was reclassified to equity at the fair value reported on March 24, 2011 of $119,000 during the three months ended March 31, 2011 as the warrant holder exercised the warrants during this period.

The Series C-1 warrant liability was recharacterized from a warrant liability to equity at the fair value reported using the Black-Scholes Option Valuation Model on March 31, 2011 as the warrant holder and the Company amended the agreement on that date to allow for the equity treatment of the Series C-1 warrants.  The fair value of the warrant liability for Series C-1 that was reclassified to equity was $1,119,000.  The Company expensed the unamortized deferred financing cost of $142,809 as financing expense in the Consolidated Statement of Operations.

Key operating factor

Description	Nine months ended March 31, 2011	Nine months ended March 31, 2010	Variance ($)	Variance (%)
Gain on fair value of
warrant liability	$257,000	$-	$257,000	100%

Financing and interest expense.  Financing and interest expense for the nine months ended March 31, 2011 increased when compared to the nine months ended March 31, 2010 as a direct result of the November 2010 equity offering and the related amortization of deferred offering costs throughout the life of the warrant liability.

Key operating factor

Description	Nine months ended March 31, 2011	Nine months ended March 31, 2010	Variance ($)	Variance (%)
Interest expense	$7,649	$17,348	$(9,699)	(56%)
Deferred financing expense	$185,851	$14,356	$171,495	1,195%
Total financing and interest expense	$193,500	$31,704	$161,796	510%

Liquidity and capital resources.  The Company has historically financed its operations through cash investments from shareholders.  During the nine months ended March 31, 2011, the Company primarily used existing cash reserves to fund its operations and capital expenditures.

Cash flows from operating activities

Cash used by operating activities is the net loss adjusted for non-cash items and changes in operating assets and liabilities.  Management continued to reduce cash consumed in operating activities through a combination of cost reductions and operational efficiencies identified in the results of operations that resulted in a reduction in net loss which was then reduced by the non-cash items and changes in operating assets and liabilities for the nine months ended March 31, 2011 when compared to the nine months ended March 31, 2010.

Key operating factor

Description	Nine months ended March 31, 2011	Nine months ended March 31, 2010	Variance ($)	Variance (%)
Net loss	$(2,130,216)	$(2,951,868)	$821,652	(28%)
Non-cash items	$727,942	$909,185	$(181,243)	(20%)

Non-cash changes in operating assets and liabilities	$(406,094)	$1,449	$(407,543)	28,126%
Net cash used by operating activities	$(1,808,368)	$(2,041,234)	$232,866	(11%)

Cash flows from investing activities

Cash used by investing activities during the nine months ended March 31, 2011 was primarily the result of the investment in equipment related to research and development activities in support of the IRS Qualifying Therapeutic Device Program grant research.  Cash provided in the nine months ended March 31, 2010 was primarily the result of short-term investments maturing and being liquidated and offset by minor investments in fixed assets.  The amounts recorded to restricted cash in both periods are the accrual of interest earned on certificates of deposit with two financial institutions that are a requirement of the Washington State Department of Health.

Key operating factor

Description	Nine months ended March 31, 2011	Nine months ended March 31, 2010	Variance ($)	Variance (%)
Purchases of fixed assets	$(105,401)	$(21,742)	$(83,659)	385%
Change in restricted cash	$(571)	$(1,416)	$845	(60%)
Proceeds from the sale or maturity
of short-term investments	$-	$1,679,820	$(1,679,820)	(100%)
Net cash provided (used) by
investing activities	$(105,972)	$1,656,662	$(1,762,634)	(106%)

Cash flows from financing activities

Cash provided by financing activities in the nine months ended March 31, 2011 was the result of sales of common stock in at-the-market transactions, through warrant exercises and in a registered public offering.  Cash used during the nine months ended March 31, 2010 was the result of dividend payments to the preferred shareholders and payments on the lone remaining debt facility with Hanford Area Economic Investment Fund (HAEIFC).

Cash used during the nine months ended March 31, 2011 was the result of dividend payments to the preferred shareholders and payments on the debt facility with the HAEIFC, and the extinguishment of the debt facility with the Benton-Franklin Council of Governments (BFEDD).

Key operating factor

Description	Nine months ended March 31, 2011	Nine months ended March 31, 2010	Variance ($)	Variance (%)
Principal payments on notes payable
HAEIFC	$(38,334)	$(29,917)	$(8,417)	28%
BFEDD	$-	$(115,898)	$115,898	100%
Preferred dividend payments	$(10,632)	$(36,679)	$26,047	(71%)
Proceeds from sale of common stock	$2,951,706	$2,166	$2,949,540	136,175%
Net cash provided (used) by
financing activities	$2,902,740	$(180,328)	$3,083,068	(1,710%)

Projected Fiscal Year 2011 Liquidity and Capital Resources

At March 31, 2011, the Company held cash and cash equivalents of $2,667,269 as compared to $1,678,869 of cash and cash equivalents at June 30, 2010.

The Company had approximately $2.62 million of cash and cash equivalents and no short-term investments as of May 10, 2011.  The Company’s monthly required cash operating expenditures were approximately $202,000 in the nine months ended March 31, 2011, which represents a 26% decrease of approximately $72,000 from average monthly cash operating expenditures for the nine months ended March 31, 2010, which is primarily a result of continued improvement in operating performance from fiscal year 2010 to fiscal year 2011.  Management believes that less than $200,000 will be spent on capital expenditures for the fiscal year 2011 as research and development activities to return GliaSite to market continue to require the purchase of equipment that will be utilized in production activities upon successful completion of the FDA Form 510(k), however, there is no assurance that unanticipated needs for capital equipment may not arise.

The Company has a single remaining loan facility outstanding with HAEIFC, with a principal balance of approximately $142,000, of which approximately $54,000 will be due in the next 12 months.

The Company intends to continue its existing protocol studies and to begin new protocol studies on lung cancer treatment using Cesium-131.  The Company continues to believe that approximately $100,000 in expense will be incurred during fiscal year 2011 related to protocol expenses relating to lung cancer and dual therapy and mono therapy prostate protocols.

Based on the foregoing assumptions, management believes cash, cash equivalents, and short-term investments on hand at March 31, 2011 will be sufficient to meet our anticipated cash requirements for operations, debt service, and capital expenditure requirements through at least the next twelve months.

Management plans to attain breakeven and generate additional cash flows by increasing revenues from both new and existing customers (through our direct sales channels and through our distributors), expanding into other market applications which initially will include head and neck, colorectal and lung implants while  maintaining the Company's focus on cost control.  However, there can be no assurance that the Company will attain profitability or that the Company will be able to attain increases in its revenue.  Sales in the prostate market have not shown the increases necessary to breakeven during the past three fiscal years and did not improve during the nine months ended March 31, 2011.  However, during the three months ended March 31, 2011 the prostate market did increase 8% over the three months ended  March 31, 2010 and overall revenue increased 17% as a result of the expansion into other treatment modalities for the same periods of comparison.  For the nine months ended March 31, 2011, revenue from other treatment modalities has increased 221% when compared to the nine months ended March 31, 2010.  As management is now focused on expanding into head and neck, colorectal and lung applications, management believes the Company will need to raise additional capital for protocols, marketing staff, production staff and production equipment as it attempts to gain market share.

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

Long-Term Debt

IsoRay has a single loan facility in place as of March 31, 2011 from the Hanford Area Economic Investment Fund Committee (HAEIFC), which was originated in June 2006.  The loan originally had a total facility of $1,400,000 which was reduced in September 2007 to the amount of the Company’s initial draw of $418,670.  The loan bears interest at five and one-half percent and the principal balance owed as of March 31, 2011 was $141,661.  This loan is secured by receivables, equipment, materials and inventory, and certain life insurance policies and also required personal guarantees.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2011.  Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  However, management believes that our system of disclosure controls and procedures is designed to provide a reasonable level of assurance that the objectives of the system will be met.

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
This plan is as follows:

•	The Company continues to assess opportunities to further segregated duties within a limited staff.

•	The staff is utilizing continuing professional education opportunities to enhance their knowledge.

•	Management is conducting ongoing reviews of all significant and non-routine transactions.

As a result of ongoing reviews of all significant and non-routine transactions, management believes that there are no material inaccuracies or omissions of material fact and to the best of its knowledge believes that the consolidated financial statements for the quarter ended March 31, 2011 fairly present in all material respects the financial condition and results of operations for the Company in conformity with U.S generally accepted accounting principles.

PART II - OTHER INFORMATION

ITEM 1A – RISK FACTORS

There have been no material changes for the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended June 30, 2010, except for the changes to the following risk factors that were included in the Form 10-K:

Failure to Comply with NYSE Amex Listing Standards And Any Resulting Delisting Could Adversely Affect The Market For Our Common Stock.  Our common stock is presently listed on the NYSE Amex. The NYSE Amex will consider delisting a company's securities if, among other things, the company fails to maintain minimum stockholder's equity or the company has sustained losses which are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of the NYSE Amex, as to whether such issuer will be able to continue operations and/or meet its obligations as they mature. As of the quarter ended March 31, 2011, IsoRay met the minimum stockholder’s equity requirement of $6 million needed to maintain its listing, primarily as a result of amending a provision in its outstanding amended and restated Series C warrant and exercise of the Series A warrant.  Based on our current monthly expenses, management believes we will meet the minimum equity requirement for the quarter ended June 30, 2011. In the event that our common stock is delisted from the NYSE Amex, trading, if any, in the common stock would be conducted in the over the counter market. As a result, our shareholders would likely find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock.

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

Future Sales By Shareholders, Or The Perception That Such Sales May Occur, May Depress The Price Of Our Common Stock.  The sale or availability for sale of substantial amounts of our shares in the public market, including shares issuable upon conversion of outstanding preferred stock or exercise of common stock warrants and options, or the perception that such sales could occur, could adversely affect the market price of our common stock and also could impair our ability to raise capital through future offerings of our shares.  As of May 2, 2011, the Company had 26,367,985 outstanding shares of common stock, and the following additional shares were reserved for issuance: 2,146,372 shares upon exercise of outstanding options, 3,819,185 shares upon exercise of outstanding warrants, and 59,065 shares upon conversion of preferred stock.  Any decline in the price of our common stock may encourage short sales, which could place further downward pressure on the price of our common stock and may impair our ability to raise additional capital through the sale of equity securities.

The Issuance Of Shares Upon Exercise Of Derivative Securities May Cause Immediate And Substantial Dilution To Our Existing Shareholders. The issuance of shares upon conversion of the preferred stock and the exercise of common stock warrants and options may result in substantial dilution to the interests of other shareholders since these selling shareholders may ultimately convert or exercise and sell all or a portion of the full amount issuable upon exercise.  If all derivative securities were converted or exercised into shares of common stock, including the maximum number of warrants issuable in our November 2010 offering, there would be approximately 7,720,483 additional shares of common stock outstanding as a result.  The issuance of these shares will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

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

We Have Entered Into An Agreement With A Single Distributor For Our Cesium-131 From Russia.  In December 2009, the Company entered into a new agreement with UralDial to purchase Cs-131 directly from UralDial which has been renewed through December 31, 2011 instead of directly from Institute of Nuclear Materials (INM) and Research Institute of Atomic Reactors (RIAR) as the Company had done prior to the original agreement with UralDial in December 2008.  As a result, the Company continues to rely on UralDial to obtain Cs-131 from Russian sources.  UralDial has agreed to maintain at least two Russian sources of its Cs-131 and through the UralDial agreement we have obtained set pricing for our Russian Cs-131 through the end of 2011.  There can be no guarantee that UralDial will always be able to supply us with sufficient Cs-131 or will renew our existing contract on favorable terms in December 2011, which could be due in part to risks associated with foreign operations and beyond our and UralDial's control.  If we were unable to obtain supplies of isotopes from Russia in the future, our overall supply of Cs-131 would be reduced significantly unless we have a source of enriched barium for utilization in domestic reactors.

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

If We Are Unable To Successfully Address The Material Weakness In Our Internal Controls, Our Ability To Report Our Financial Results On A Timely And Accurate Basis May Be Adversely Affected.  Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. In its assessment of the effectiveness in internal control over financial reporting as of June 30, 2010, the Company determined that there were deficiencies that constituted a material weakness. Specifically, the Company did not maintain a sufficient complement of personnel with the appropriate level of knowledge, experience and training to analyze, review and monitor the accounting of complex financial transactions.  As a result, the Company did not prepare adequate contemporaneous documentation that would provide a sufficient basis for an effective evaluation and review of the accounting for complex transactions that are significant or non-routine.  This material weakness resulted in errors in the preliminary June 30, 2010 consolidated financial statements and more than a remote likelihood that a material misstatement of the Company's annual or interim financial statements would not be prevented or detected.  The Company is in the process of developing and implementing a remediation plan to address the material weakness described above, along with the deficiencies also identified in the assessment, which are described in our Annual Report on Form 10-K filed with the SEC on September 28, 2010.  Specifically, the Company continues to assess opportunities to address issues with segregation of duties, staff has received additional professional education, management conducts ongoing reviews of all significant and non-routine transactions, and the Company is assessing additional steps that may be taken in the remainder of fiscal year 2011 to improve internal controls.  We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future and had not improved the process as of March 31, 2011. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

On April 22, 2010 we entered into a Sales Agreement (the “Agreement”) with C.K. Cooper & Company, Inc. (“CKCC”), which was amended on July 29, 2010.  On October 1, 2010 the Company instructed CKCC to commence sales via placement notice permitting “at the market” sales of common stock through October 31, 2010.  CKCC sold 304,227 shares of common stock on behalf of the Company receiving $250,632 in equity net of offering costs of $118,149 ($7,301 in commissions, $110,276 in legal and accounting expenses, and $571 in other costs).  The offering of Shares pursuant to the Agreement, as amended, terminated on December 31, 2010.

There was no material change in the use of proceeds from our public offering as described in our final prospectus filed with the SEC pursuant to Rule 424 (b). Through March 31, 2011 we have maintained the proceeds as cash and cash equivalents and did not use any of the proceeds.

 No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

On November 22, 2010, a securities purchase agreement was executed between an institutional investor and the Company for 2,250,000 shares of common stock with Aurora Capital acting as the placement agent for the transaction.  As part of the transaction, the investor received four series of warrants (collectively, the "Warrants") The Series A and Series C Warrants were amended and restated via an Amendment Agreement dated December 27, 2010, and the Series C Warrants were further amended and restated via an Amendment Agreement dated March 31, 2011.

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

The November 2010 offering yielded net cash of $2,026,255 which was net of offering costs of $223,745 ($112,500 of commission expense, $108,927 of legal and accounting expense and $2,318 of other costs).  Warrant liabilities that total $1,724,000 were established related to Series A, B, and C warrants.  Deferred financing costs of $193,051 were established related to the warrant liabilities for Series A, B, and C warrants.

The Series A warrants were exercised on March 24, 2011 for 538,660 shares of common stock in exchange for $475,000 net of commission expense.

The Company recorded fair value adjustments to the Series A-1 warrant liability through the exercise of the warrants on March 24, 2011.  The Company expensed the unamortized deferred financing cost of $16,044 as financing expense in the Consolidated Statement of Operations.  The Series A-1 warrant liability was reclassified to equity at the fair value reported on March 24, 2011 of $119,000 during the three months ended March 31, 2011 as the warrant holder exercised the warrants during this period.

The Series C-1 warrant liability was recharacterized from a warrant liability to equity at the fair value reported using the Black-Scholes Option Valuation Model on March 31, 2011 as the warrant holder and the Company amended the agreement on that date to allow for the equity treatment of the Series C-1 warrants.  The fair value of the warrant liability for Series C-1 that was reclassified to equity was $1,119,000.  The Company expensed the unamortized deferred financing cost of $142,809 as financing expense in the Consolidated Statement of Operations.

There was no material change in the use of proceeds from our public offering as described in our final prospectus filed with the SEC pursuant to Rule 424 (b). Through March 31, 2011 we had not used any of the net proceeds and invested the net proceeds in cash and cash equivalents.

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

ISORAY, INC., a Minnesota corporation

Dated: May 13, 2011	By	/s/ Dwight Babcock
Dwight Babcock, Chief Executive Officer
(Principal Executive Officer)

By	/s/ Brien Ragle
Brien Ragle, Controller
(Principal Financial and Accounting Officer)