Form 10-K
period 2011-06-30
IsoRay, Inc.
filed 2011-09-28
CIK 728387

  United States Securities and Exchange Commission
  Washington, D.C.  20549

  FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2011

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to ____________

Commission File No.  001-33407

  IsoRay, Inc
(Exact name of registrant as specified in its charter)

Minnesota	41-1458152
(State of incorporation)	(I.R.S. Employer Identification No.)

350 Hills St., Suite 106	99354
Richland, Washington	(Zip code)
(Address of principal executive offices)

Registrant's telephone number, including area code:  (509) 375-1202

  Securities registered pursuant to Section 12(b) of the Exchange Act – Common Stock – $0.001 par value
  (NYSE Amex)

Securities registered pursuant to Section 12(g) of the Exchange Act – Series C Preferred Share Purchase Rights

Number of shares outstanding of each of the issuer's classes of common equity:

Class	Outstanding as of September 20, 2011
Common stock, $0.001 par value	26,493,118

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter – $28,697,642 as of December 31, 2010.

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

All statements contained in this Form 10-K, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future revenue, economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances.  However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under Item 1A – Risk Factors beginning on page 24 below that may cause actual results to differ materially.

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

PART I

As used in this Form 10-K, unless the context requires otherwise, "we" or "us" or the "Company" means IsoRay, Inc. and its subsidiaries.

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

Available Information

The Company electronically files its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports and other information with the Securities and Exchange Commission (SEC).  These reports can be obtained by accessing the SEC's website at www.sec.gov.  The public can also obtain copies by visiting the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330.  In addition, the Company makes copies of its annual and quarterly reports available to the public at its website at www.isoray.com.  Information on this website is not a part of this Report.

Business Operations

Overview

In 2003, IsoRay obtained clearance from the FDA for treatment for all solid tumor applications using Cesium-131.  Such applications include prostate cancer; ocular melanoma; head, neck and lung tumors; breast cancer; liver cancer; brain cancer; colorectal cancer; gynecological cancer; esophageal cancer; and pancreatic cancer.  The seed may be used in surface, interstitial and intracavity applications for tumors with known radio sensitivity.  Management believes its Cs-131 technology will allow it to become a leader in the brachytherapy market.  Management believes that the IsoRay Proxcelan Cesium-131 brachytherapy seed represents the first major advancement in brachytherapy technology in over 21 years with attributes that could make it the long-term "seed of choice" for internal radiation therapy procedures.

IsoRay began production and sales of Proxcelan Cesium-131 brachytherapy seeds in October 2004 for the treatment of prostate cancer after clearance of its premarket notification (510(k)) by the Food and Drug Administration (FDA).  In December 2007, IsoRay began selling its Proxcelan Cs-131 seeds for the treatment of ocular melanoma.  In June 2009, the Company began selling its Proxcelan Cs-131 seeds for treatment of head and neck tumors, commencing with treatment of a tumor that could not be accessed by other treatment modalities.  During the fiscal year ended June 30, 2010, the Company expanded the number of areas of the body in which the Proxcelan Cs-131 seeds were being utilized for treatment by adding lung cancer in August 2009, colorectal cancer in October 2009, and chest wall cancer in December 2009.  During the fiscal year ended June 30, 2011, the Company continued the expansion in the number of areas of the body in which the Proxcelan Cs-131 seeds were being utilized through the addition of the treatment of brain cancer in September 2010 and the treatment of gynecological cancer in December 2010.  The Company continues to expand the application of the Proxcelan Cesium-131 seed for other cancer treatment applications using both existing delivery systems and researching delivery systems other than those historically used by the Company.

In August 2009, IsoRay Medical received clearance from the FDA for its premarket notification (510(k)) for Proxcelan™ Cesium-131 brachytherapy seeds that are preloaded into bioabsorbable braided strands. This clearance permits the product to be commercially distributed for treatment of lung, head and neck tumors as well as tumors in other organs.  While Cesium-131 brachytherapy seeds themselves have been cleared for treatment in all organs since 2003, this 510(k) allows Cesium-131 seeds to be delivered in a convenient and sterile format that can be implanted without additional seed loading by the facility.  The 510(k) also clears the application of braided strands onto a bioabsorbable mesh matrix to further facilitate the implant procedure.  In March 2011, the Company received clearance to commercially deliver Proxcelan™ Cesium-131 brachytherapy seeds that are preloaded into bioabsorbable braided strands into Europe.  This clearance permits the product to be commercially distributed for treatment of lung, head and neck tumors as well as tumors in other organs in Europe.

In August 2011, IsoRay Medical received clearance from the FDA for its premarket notification (510(k)) for the GliaSite® radiation therapy system.  The GliaSite® radiation therapy system is the only FDA-cleared balloon catheter device used in the treatment of brain cancer.  The product possesses an established reimbursement rate for application in both in-patient and out-patient settings.  In order to receive this clearance, the Company has redeveloped this device in a configuration which is equivalent to, but possesses certain modifications to improve the performance and manufacturability of, the original device which received FDA clearance when manufactured by Hologic Inc., from which the Company licenses the intellectual property underlying the GliaSite® radiation therapy system.

Brachytherapy seeds are small devices used in an interstitial radiation procedure.  The procedure has become one of the primary treatments for prostate cancer.  The brachytherapy procedure places radioactive seeds as close as possible to (in or near) the cancerous tumor (the word "brachytherapy" means close therapy).  The seeds deliver therapeutic radiation thereby killing the cancerous tumor cells while minimizing exposure to adjacent healthy tissue.  This procedure allows doctors to administer a higher dose of radiation directly to the tumor.  Each seed contains a radioisotope sealed within a welded titanium capsule.  When brachytherapy is the only treatment (monotherapy), approximately 70 to 120 seeds are permanently implanted in the prostate in an outpatient procedure lasting less than one hour.  The number of seeds used varies based on the size of the prostate and the activity level specified by the physician.  When brachytherapy is combined with external beam radiation or intensity modulated radiation therapy (dual therapy), then approximately 40 to 80 seeds are used in the procedure.  The isotope decays over time and eventually the seeds become inert.  The seeds may be used as a primary treatment or in conjunction with other treatment modalities, such as chemotherapy, or as treatment for residual disease after excision of primary tumors.  The number of seeds for other treatment sites will vary from as few as 8 to16 to as many as 117 to 123 depending on the type of cancer, the location of the tumor being treated and the type of therapy being utilized.

Brachytherapy Isotope Comparison

Increasingly, prostate cancer patients and their doctors who decide to use seed brachytherapy as a treatment option choose Cs-131 because of its significant advantages over Palladium-103 (Pd-103) and Iodine-125 (I-125), two other isotopes currently in use.  These advantages include:

Higher Energy
Cesium-131 has a higher average energy than any other commonly used prostate brachytherapy isotope on the market.  Energy is a key factor in how uniformly the radiation dose can be delivered throughout the prostate.  This quality of a prostate implant is known as homogeneity.  Early studies demonstrate Cesium-131 implants are able to deliver the required dose while maintaining homogeneity across the gland itself and potentially reducing unnecessary dose to critical structures such as the urethra and rectum. (Prestidge B.R., Bice W.S., Jurkovic I., et al. Cesium-131 Permanent Prostate Brachytherapy:  An Initial Report.  Int. J. Radiation Oncology Biol. Phys. 2005:  63 (1) 5336-5337.)

Shorter Half-Life
Cesium-131 has the shortest half-life of any commonly used prostate brachytherapy isotope at 9.7 days.  Cesium-131 delivers 90% of the prescribed dose in just 33 days compared to 58 days for Pd-103 and 204 days for I-125.  By far the most commonly reported side effects of prostate brachytherapy are irritative and obstructive symptoms in the acute phase post-implant (Neill B, et al. The Nature and Extent of Urinary Morbidity in Relation to Prostate Brachytherapy Urethral Dosimetry. Brachytherapy 2007:6(3)173-9.).  The short half-life of Cesium-131 reduces the duration of time during which the patient experiences the irritating effects of the radiation.

Improved Coverage of the Prostate
Permanent prostate brachytherapy utilizing Cesium-131 seeds allows for better dose homogeneity and sparing of the urethra and rectum while providing comparable prostate coverage compared to I-125 or Pd-103 seeds with comparable or fewer seeds and needles.  Several studies have demonstrated dosimetric advantages of Cesium-131 over the other commonly used prostate brachytherapy isotopes. (Musmacher JS, et al. Dosimetric Comparison of Cesium-131 and Palladium-103 for Permanent Prostate Brachytherapy. Int. J. Radiation Oncology Biol. Phys. 2007:69(3)S730-1.) (Yaparpalvi R, et al. Is Cs-131 or I-125 or Pd-103 the "Ideal" Isotope for Prostate Boost Brachytherapy? A Dosimetric View Point. Int. J. Radiation Oncology Biol. Phys. 2007:69(3)S677-8) (Sutlief S, et al.  Cs-131 Prostate Brachytherapy and Treatment Plan Parameters. Medical Physics 2007:34(6)2431.) (Yang R, et al.  Dosimetric Comparison of Permanent Prostate Brachytherapy Plans Utilizing Cs-131, I-125 and Pd-103 Seeds. Medical Physics 2008:35(6)2734.)

Rapid Resolution of Side Effects
Studies demonstrate that objective measures of common side-effects showed an early peak in symptoms in the 2- week to 1-month time frame. Resolution of morbidity resolved rapidly within 4-6 months. (Prestidge B, et. al. Clinical Outcomes of a Phase-II, Multi-institutional Cesium-131 Permanent Prostate Brachytherapy Trial. Brachytherapy. 2007: 6 (2)78.) (Moran B, et al.  Cesium-131 Prostate Brachytherapy: An Early Experience.  Brachytherapy 2007:6(2)80.) (Jones A, et al. IPSS Trends for Cs-131 Permanent Prostate Brachytherapy. Brachytherapy 2008:7(2)194.) (DeFoe SG, et al. Is There Decreased Duration of Acute Urinary and Bowel Symptoms after Prostate Brachytherapy with Cesium 131 Radioisotope?  Int. J. Radiation Oncology Biol. Phys. 2008:72(S1)S317.)  Recent studies with longer follow-up periods continue to support the resolution of urinary and rectal side effects in a rapid fashion following treatment with Cesium-131.  (Jacobs B, et al.  Acute lower urinary tract symptoms after prostate brachytherapy with Cesium-131. Urology. 2010:76(5)1143.)

Higher Biologically Effective Dose
Another benefit to the short half-life of Cesium-131 is what is known as the "biological effective dose" or BED.  BED is a way for health care providers to predict how an isotope will perform against cancers exhibiting different characteristics – for instance, slow versus fast growing tumors.  Studies have shown Cesium-131 is able to deliver a higher BED across a wide range of tumor types than either I-125 or Pd-103. Although prostate cancer is typically viewed as a slow growing cancer it can present with aggressive features.  Cesium-131's higher BED may be particularly beneficial in such situations.  (Armpilia CI, et al.  The Determination of Radiobiologically Optimized Half-lives for Radionuclides Used in Permanent Brachytherapy Implants.  Int. J. Radiation Oncology Biol. Phys. 2003; 55 (2):  378-385.)

PSA Control
Investigators tracking PSA in both single arm and randomized trials have concluded Cesium-131's PSA response rates show similar early tumor control to I-125, long considered the gold standard in permanent seed brachytherapy.  Longitudinal PSA measurements from ongoing Cs-131 clinical series demonstrate trends very similar to those seen with other isotopes. (Moran B, et. al. Cesium-131 Prostate Brachytherapy" An Early Experience. Brachytherapy. 2007:6(2)80.) (Bice W, et. al.  Recommendations for permanent prostate brachytherapy with 131Cs: a consensus report from the Cesium Advisory Group. Brachytherapy 2008:7(4)290-296.) (Platta CS, et al. Early Outcomes of Prostate Seed Implants with 131Cs: Toxicity and Initial PSA Dynamics from a Single Institution. Int. J. Radiation Oncology Biol. Phys. 2008:72(S1)S323-4.)

Studies with longer follow-up periods published in the previous fiscal year report very high rates of PSA control post-treatment with Cesium-131 for prostate cancer:  95% at four years (Moran B, et al.  Cesium-131 Prostate Brachytherapy: PSA Outcome.  Int. J. Radiation Oncology Biol Phys. 2010:78(3S1) S375.) and 98% at five years. (Prestidge B. et al.  Five-year biochemical control following Cesium-131 Permanent Prostate Brachytherapy in a Multi-Institutional Trial.  Brachytherapy 10(3S1)S27.)

Industry Information

Incidence of Prostate Cancer

The prostate is a walnut-sized gland located in front of the rectum and underneath the urinary bladder.  Prostate cancer is a malignant tumor that begins most often in the periphery of the gland and, like other forms of cancer, may spread beyond the prostate to other parts of the body.  According to the American Cancer Society, approximately one man in six will be diagnosed with prostate cancer during his lifetime and one man in thirty-six will die of prostate cancer.  It is the most common form of cancer in men after skin cancer, and the second leading cause of cancer deaths in men following the lung and bronchus cancers that together account for 30% of deaths from cancer in men in the United States.  The American Cancer Society estimates there will be about 248,890 new cases of prostate cancer diagnosed and an estimated 33,720 deaths associated with the disease in the United States in 2011.  Because of early detection techniques (e.g., screening for prostate specific antigen, or PSA), approximately nine out of ten prostate cancers are found in the local and regional stages (local means it is still confined to the prostate; regional means it has spread from the prostate to nearby areas, but not distant sites, such as bone).

Prostate cancer accounts for about 11% of cancer related deaths in men.  Prostate cancer incidence and mortality increase with age.  The American Cancer Society has reported that the incidence of prostate cancer rises rapidly after age 50.  Almost 2 of 3 prostate cancers are found in men over the age of 65.

The American Cancer Society recommends that men be given an opportunity to make an informed decision with their health care provider about whether to be screened for prostate cancer.  The decision should be made after getting information about what is known and what is not known about the risks and possible benefits of prostate cancer screening.  Men should not be screened unless they receive this information.

The talk about screening should take place at age 50 for men who are at average risk of prostate cancer.  The talk should take place starting at age 45 for men at high risk of developing prostate cancer.  This includes African American men and men who have a first-degree relative (father, brother or son) diagnosed with prostate cancer at an early age (younger than age 65).  The talk should take place at age 40 for men at even higher risk (those with several first-degree relatives who had prostate cancer at an early age).  If, after this talk, a man is not able to decide whether testing is right for him, the screening decision can be made by the health provider, who should take into account the patient's overall health and values.  Because prostate cancer grows slowly, those men without symptoms of prostate cancer who are unlikely to live 10 more years should not be offered testing since they are not likely to benefit.

Incidence of Lung Cancer

An estimated 221,130 new cases of lung cancer are expected in 2011, accounting for 14% of all cancer diagnoses in the United States.  Lung cancer accounts for the most cancer related deaths in both men and women in the United States.  An estimated 156,940 deaths, accounting for about 27% of all cancer deaths, are expected to occur in 2011.  (American Cancer Society 2011)  This exceeds the combined number of deaths from the next three leading causes of cancer (breast, prostate, and colon cancers).  It also accounts for 6% of all deaths from any source in the United States.  (Cancer Management: A Multidisciplinary Approach, 11th ed. (2008). Richard Pazdur, Lawrence R. Coia, William J. Hoskins, Lawrence D. Wagman; American Cancer Society, 2009.)

Cigarette smoking is by far the most important risk factor for lung cancer.  Tobacco smoke causes nearly 9 out of 10 cases of lung cancer.  The longer a person has been smoking and the more packs a day smoked, the greater the risk.  Other risk factors include occupational or environmental exposure to secondhand smoke, radon, asbestos (particularly among smokers), certain metals (chromium, cadmium, arsenic), some organic chemicals, radiation, air pollution, and a history of tuberculosis.  Genetic susceptibility plays a contributing role in the development of lung cancer, especially in those who develop the disease at a younger age.  (American Cancer Society, 2011)

The 5-year survival rate is 49% for cases detected when the disease is still localized.  (American Cancer Society, 2011)

Incidence of Head and Neck Cancers

An estimated 52,140 new cases of head and neck cancer are expected in 2011 including 25,820 cases of oral cavity cancer, 12,740 cases of laryngeal cancer, and 13,580 cases of pharyngeal cancer diagnosed in the United States.  (American Cancer Society, 2011)

Symptoms may include a sore in the throat or mouth that bleeds easily and does not heal, a lump or thickening, ear pain, a neck mass, coughing up blood, and a red or white patch that persists.  Difficulties in chewing, swallowing, or moving the tongue or jaw are often late symptoms.  (American Cancer Society, 2011)

Known risk factors include all forms of smoked and smokeless tobacco products and excessive consumption of alcohol.  Many studies have reported a synergism between smoking and alcohol use, resulting in more than a 30-fold increased risk in individuals who both smoke and drink heavily.  Human Papilloma Virus (HPV) infection is associated with certain types of oropharyngeal cancer.  (American Cancer Society, 2011)

Incidence of Ocular Melanoma

The American Cancer Society estimates that 2,570 new cases of cancers of the eye and orbit (primarily melanoma) will be diagnosed in 2011 and about 240 deaths from cancer of the eye will occur in 2011 in the United States.  Primary eye cancer can occur at any age but most occur in people over 50 years of age.  (American Cancer Society, 2011)

Many patients with eye melanoma (cancer) have no symptoms unless the cancer grows in certain parts of the eye or becomes more advanced.  Signs and symptoms of eye melanomas can include problems with vision including blurry vision or sudden loss of vision, floaters or flashes of light, visual field loss, a growing dark spot on the iris, change in the size or shape of the pupil, change in position of the eyeball within its socket, bulging of the eye, and/or change in the way the eye moves within the socket.  Known risk factors for ocular melanoma include sun exposure, certain occupations (e.g. welders, farmers, fishermen, chemical workers and laundry workers), race/ethnicity/eye and skin color, and certain inherited conditions such as dysplastic nevus syndrome.  (American Cancer Society, 2011)

Incidence of Colorectal Cancer

An estimated 141,210 new cases of colorectal cancer are expected in the United States in 2011 including 101,340 new cases of colon cancer and 39,870 new cases of rectal cancer.  (American Cancer Society, 2011)

Symptoms may include a change in bowel habits including diarrhea, constipation, or narrowing of the stool that lasts for more than a few days, a feeling of the need to have a bowel movement which is not relieved by doing so, rectal bleeding, dark stools or blood in the stool, cramping or abdominal pain, weakness and fatigue, and unintended weight loss.

Risk factors related to colorectal cancers are classified in two groups, those that patients cannot control and those that patients can control.

Known risk factors that patients cannot control include age (9 out of 10 people with colorectal cancer are older than 50), personal history of colorectal polyps or colorectal cancer, personal history of inflammatory bowel disease, family history of colorectal cancer, certain family syndromes and racial or ethnic background.  (American Cancer Society, 2011)

Known risk factors that are linked to things patients can control include certain types of diets (those high in red and processed meats can increase risk while a diet high in fruits and vegetables have been linked to a lower risk), lack of exercise, being overweight, smoking, alcohol use and Type 2 diabetes.  (American Cancer Society, 2011)

The 5-year relative survival rates for colon cancer are 74% in stage I, a range of 37% to 67% in stage II, a range of 28% to 73% in stage III and 6% in stage IV.  The 5-year relative survival rates for rectal cancer are 74% in stage I, a range of 32% to 65% in stage II, a range of 33% to 74% in stage III and 6% in stage IV. (American Cancer Society, 2011)

Prostate Brachytherapy

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

Prostatectomy Surgery Options.  Radical prostatectomy is surgery that is done to cure prostate cancer. It is used most often if it looks like the cancer has not spread outside of the gland. In this operation, a surgeon will remove the entire prostate gland plus some of the tissue around it, including the seminal vesicles.

According to a study published in the Journal of the American Medical Association in January 2000, approximately 60% of men who had a RP reported erectile dysfunction as a result of surgery.  This same study stated that approximately 40% of the patients observed reported at least occasional incontinence.

New methods such as laparoscopic and robotic prostatectomy surgeries are currently being used more frequently in order to minimize the nerve damage that leads to impotence and incontinence, but these techniques require a high degree of surgical skill.  (American Cancer Society, 2011)

Primary External Beam Radiation Therapy.  EBRT involves directing a beam of radiation from outside the body at the prostate gland to destroy cancerous tissue.  EBRT treatments are received on an outpatient basis five days per week usually over a period of seven to nine weeks.  Today, standard EBRT is used much less often than in the past. Side effects of EBRT can include bowel problems, bladder problems, incontinence, impotence, fatigue, lymphedema, and urethral stricture.  (American Cancer Society, 2011)

Intensity Modulated Radiation Therapy.  IMRT is considered a more advanced form of EBRT in which sophisticated computer control is used to aim the beam at the prostate from multiple different angles and to vary the intensity of the beam.  Thus, damage to normal tissue and critical structures is minimized by distributing the unwanted radiation over a larger geometric area.  This course of treatment is similar to EBRT and requires daily doses over a period of seven to eight weeks to deliver the total dose of radiation prescribed to kill the tumor.  Because IMRT is a new treatment, less clinical data regarding treatment effectiveness and the incidence of side effects is available.  One advantage of IMRT, and to some extent EBRT, is the ability to treat cancers that have begun to spread from the tumor site.  An increasingly popular therapy for patients with more advanced prostate cancer is a combination of IMRT with seed brachytherapy, known as combination or dual therapy.  IMRT is generally more expensive than other common treatment modalities. (American Cancer Society, 2011)

Dual or Combination Therapy.   Dual therapy is the combination of IMRT or 3-dimensional conformal external beam radiation and seed brachytherapy to treat extra-prostatic extensions or high risk prostate cancers that have grown outside the prostate.  Combination therapy treats high risk patients with a full course of IMRT or EBRT over a period of several weeks.  When this initial treatment is completed, the patient must then wait for several more weeks to months to have the prostate seed implant.  (American Cancer Society, 2011)  Management estimates that at least 30% of all prostate implants are now dual therapy cases.

High Dose Rate Temporary Brachytherapy.  HDR temporary brachytherapy involves placing very tiny plastic catheters into the prostate gland, and then giving a series of radiation treatments through these catheters.  The catheters are then removed, and no radioactive material is left in the prostate gland.  A computer-controlled machine inserts a single highly radioactive iridium seed into the catheters one by one.  This procedure is typically repeated at least three times while the patient is hospitalized for at least 24 hours.  (American Cancer Society, 2011)

Cryosurgery.  Cryosurgery is sometimes used to treat prostate cancer by freezing the cells with cold metal probes. It is used only for prostate cancer that has not spread, but may not be a good option for men with large prostate glands. The probes are placed through cuts (incisions) between the anus and the scrotum. Cold gases are then passed through the probes, which creates ice balls that destroy the prostate gland.  There are benefits and drawbacks to cryosurgery.  Because it is less invasive than radical surgery, there is less loss of blood, a shorter hospital stay, shorter recovery time, and less pain. But freezing can damage nerves near the prostate and cause impotence and incontinence.  As this is a newer treatment option, compared to surgery or radiation treatment, doctors know much less about how well this method of treatment works in the long run. For this reason, most doctors do not include cryosurgery among the first options they recommend for treating prostate cancer.  (American Cancer Society, 2011)

Additional Treatments.  Additional treatments include hormone therapy and chemotherapy.  Hormone therapy is generally used to shrink the tumor or make it grow more slowly but will not eradicate the cancer.  Likewise, chemotherapy will not eradicate the cancer but can slow the tumor growth.  Generally, these treatment alternatives are used by doctors to extend patients' lives once the cancer has reached an advanced stage or in conjunction with other treatment methods.  Hormone therapy can cause impotence, decreased libido, and breast enlargement.  Most recently, hormone therapy has been linked to an increased risk of cardiovascular disease in men with certain pre-existing conditions such as heart disease or diabetes.  Chemotherapy can cause anemia, nausea, hair loss, and fatigue.  (American Cancer Society, 2011)

Watchful Waiting and Active Surveillance.  Because prostate cancer often grows very slowly, some men (especially those who are older or who have other major health problems) may never need treatment for their cancer. Instead, their doctor may suggest approaches called watchful waiting (also called expectant management or active surveillance).  Until recently, watchful waiting meant waiting until the cancer was causing symptoms before starting any treatment. Now, it is more common to watch the patient closely with a combination of regular PSA tests, rectal exams, and ultrasounds to see if the cancer is growing.  If the cancer does seem to be growing or getting worse, the doctor may suggest starting treatment.

Right now, not all experts agree how often testing should occur for active surveillance.  There is also debate about when is the best time to start treatment. Still, some early studies have shown that men who choose active surveillance and those who go on to be treated do as well as those who decide to start treatment right away.  Either of these methods may be a good choice if the cancer is not causing any symptoms, is likely to grow slowly, and is small and contained in one place in the prostate. It is less often a choice if the patient is young, healthy, and has a cancer that is growing fast.  Some men choose watchful waiting because, in their view, the side effects of strong treatment which outweighs the benefits. Others are willing to accept the possible side effects of active treatments in order to try to remove or destroy the cancer. (American Cancer Society, 2011)

Comparing Cesium-131 to I-125 and Pd-103 Clinical Results

Long-term survival data is now available for brachytherapy with I-125 and Pd-103, which support the efficacy of brachytherapy.  Clinical data indicate that brachytherapy offers success rates for early-stage prostate cancer treatment that are equal to or better than those of RP or EBRT.  While clinical studies of brachytherapy to date have focused primarily on results from brachytherapy with I-125 and Pd-103, management believes that these data are also relevant for brachytherapy with Cesium-131.  In fact, it appears that Cesium-131 offers improved clinical outcomes over I-125 and Pd-103, given its shorter half-life and higher energy.

Improved patient outcomes.  A number of published studies describing the use of I-125 and Pd-103 brachytherapy in the treatment of early-stage prostate cancer have been very positive when compared to other treatment options.  A recent study of 2,963 prostate cancer patients who underwent brachytherapy as their sole therapeutic modality at 11 institutions across the U.S. concluded that low-risk patients (who make up the preponderance of localized cases) who underwent adequate implants experienced rates of PSA relapse survival of greater than 90% between eight and ten years (Zelefsky MJ, et al, "Multi-institutional analysis of long-term outcome for stages T1-T2 prostate cancer treated with permanent seed implantation"  International Journal of Radiation Oncology Biology Physics, Volume 67, Issue 2, 2007, 327-333).

Other recent studies have demonstrated similar, durably high rates of control following brachytherapy for localized prostate cancer out to 15 years post-treatment (Sylvester J, et al. "15-year biochemical relapse free survival in clinical stage T1-T3 prostate cancer following combined external beam radiotherapy and brachytherapy; Seattle experience", International Journal of Radiation Oncology Biology Physics, Vol. 67, Issue 1, 2007, 57-64).  The cumulative effect of these series has been the conclusion by leaders in the field that brachytherapy offers a disease control rate as high as surgery, though with a lesser side-effect profile than surgery (Ciezki JP.  "Prostate brachytherapy for localized prostate cancer" Current Treatment Options in Oncology, Volume 6, 2005, 389-393).

Reduced Incidence of Side Effects.  Sexual impotence and urinary incontinence are two major concerns men face when choosing among various forms of treatment for prostate cancer.  Studies have shown that brachytherapy with existing sources results in lower rates of impotence and incontinence than surgery (Buron C, et al.  "Brachytherapy versus prostatectomy in localized prostate cancer: results of a French multicenter prospective medico-economic study".  International Journal of Radiation Oncology, Biology, Physics, Volume 67, 2007, 812-822). Combined with the high disease control rates described in many studies, these findings have driven the adoption of brachytherapy as a front-line therapy for localized prostate cancer.

It has been noted, however, that a significant proportion of patients who undergo I-125 or Pd-103 brachytherapy experience acute urinary irritative symptoms following treatment – in fact more so than with surgery or external beam radiation therapy (Frank SJ, et al, "An assessment of quality of life following radical prostatectomy, high dose external beam radiation therapy, and brachytherapy iodine implantation as monotherapies for localized prostate cancer" Journal of Urology, Volume 177, 2007, 2151-2156).  It has been postulated that Cesium-131, with the shortest available half-life for a low-dose rate therapy isotope, should result in a quicker resolution of these irritative symptoms based on the shorter time interval over which normal tissue receives radiation from the implanted sources.

Preliminary data drawn from several clinical studies suggest that patients treated with Cs-131 do in fact experience a faster resolution of these side effects in comparison to similar studies published for other isotopes (Defoe SG, et al, "Is there a decreased duration of acute urinary and bowel symptoms after prostate brachytherapy with Cesium 131 isotope?", International Journal of Radiation Oncology Biology Physics, Volume 72 (Supplement 1), S317; Jones A, et al, "IPSS Trends for Cs-131 Permanent Prostate Brachytherapy" Brachytherapy, Volume 7, Issue 2, 194; Platta CS, et al, "Early Outcomes of Prostate Seed Implants with 131Cs: Toxicity and Initial PSA Dynamics from a Single Institution" International Journal of Radiation Oncology Biology Physics, Volume 72 (Supplement 1), 2008, S323-4).

A Cesium-131 monotherapy trial for the treatment of prostate cancer was fully enrolled in February 2007.  The trial was a 100 patient multi-institutional study that sought to (1) document the dosimetric characteristics of Cesium-131, (2) to summarize the side effect profile of Cesium-131 treatment, and (3) to track biochemical (PSA) results in patients following Cesium-131 therapy.

The investigators responsible for conducting the study concluded based on the results of the monotherapy trial that Cesium-131 is a viable alternative as an isotope for permanent seed prostate brachytherapy (Prestidge BR, Bice WS, "Clinical outcomes of a Phase II, multi-institutional Cesium-131 permanent prostate brachytherapy trial". Brachytherapy, Volume 6, Issue 2, April-June 2007, Page 78).

Some of the significant and specific findings were as follows:

1.           Patient reported irritative urinary symptoms (IPSS Scores) were mild to moderate with relatively rapid resolution within 4-6 months.  The figure below depicts the symptom scores in the Cesium-131 study as compared to published reports of patients who underwent I-125 brachytherapy.  Especially notable is the steep drop in the Cesium-131 group scores (purple line) as opposed to the more gradual drop in the I-125 group scores (green and blue lines).

2.           Gland coverage was excellent and the dose delivered to critical structures outside the prostate was well within acceptable limits. (Bice WS, Prestidge BR, "Cesium-131 permanent prostate brachytherapy: The dosimetric analysis of a multi-institutional Phase II trial".  Brachytherapy 2007(6); 88-89.).

3.           An abstract detailing the outcomes of the 100 patient multi-institutional Cesium-131 study was prepared for the 32nd Annual Meeting of the American Brachytherapy Society (April 2011),  Notably, the PSA control rate at 5 years was reported as 98%.  No other study of brachytherapy utilizing the competing isotopes Iodine-125 and Palladium-103 has reported five year rates as high as 98%.

Several other series have been reported that have compared dosimetric parameters (indicators of dose) among Cesium-131, Pd-103, and I-125.  These comparative studies have shown a clear advantage to Cesium-131 from a dosimetric point-of-view, in terms of successful gland coverage obtained (typically measured by D90) while keeping unnecessary gland over-dosing (typically measured by V150 or V200) to a minimum (Musmacher JS, et al, "Dosimetric Comparison of Cesium-131 and Palladium-103 for Permanent Prostate Brachytherapy" International Journal of Radiation Oncology Biology Physics, Volume 69, (Supplement 3), 2007, S730-1; Yaparpalvi R, et al, "Is Cs-131 or I-125 or Pd-103 the Ideal Isotope for Prostate Boost Brachytherapy? A Dosimetric View Point." International Journal of Radiation Oncology Biology Physics, Volume 69 (Supplement 3), 2007, S677-8; Sutlief S and Wallner K,   "Cs-131 Prostate Brachytherapy and Treatment Plan Parameters." Medical Physics, Volume 34, 2007, 2431; Kurtzman S, "Dosimetric Evaluation of Permanent Prostate Brachytherapy Using Cs-131 Sources" International Journal of Radiation Oncology Biology Physics, Volume 66 (Supplement 3), S395).

The monotherapy Cesium-131 trial will continue to follow patients with annual updates on symptoms and patient long-term survival data.  The Company anticipates maintaining this ongoing monitoring over several years to prove the long-term effectiveness of Cesium-131.

The prospective randomized monotherapy trial headed by Dr. Brian Moran of The Chicago Prostate Cancer Center issued four year PSA results at the 32nd Annual Meeting of the American Brachytherapy Society (April 2011).  Dr. Moran's study revealed a 95% PSA control rate at four years.  When considering risk grouping, the four year results were 98% for low risk, 91% for intermediate risk, and 88% for high risk patients.  (Moran B, et al.  Cesium-131 Prostate Brachytherapy:PSA outcome.  International Journal of Radiation Oncology Biology Physics 2010, 78(2 Suppl):S375.)

The Company has also commissioned a dual therapy protocol.  This multi-institutional trial observes the dosimetric characteristics of Cesium-131 and health related quality of life (HRQOL) results following combined Cesium-131 transperineal permanent prostate brachytherapy and external beam radiotherapy in patients with intermediate to high risk prostate cancer.  This protocol is being conducted to confirm clinically what radiobiological data suggests regarding this treatment modality.  The quantified dosimetric variables collected will be correlated to the reported HRQOL data and ultimately compared to existing data in the literature for similar investigations using I-125 and Pd-103.  Patient enrollment for this study began in April 2007 and during the year ended June 30, 2010 enrollment to the study was closed.

A second combined therapy protocol incorporating a slightly attenuated dose of Cesium-131 in concert with intensity modulated radiation therapy (IMRT) has now opened and is enrolling intermediate and high risk patients.  The investigators for this study are hoping to evaluate the hypothesis that a successful combination therapy can be developed that controls locally advanced prostate cancer while providing a very low rate of urinary side effects.

During the Summer of 2011, the Company launched an online data collection system that enables standardized data collection for the Company's protocols providing participating institutions and physicians with a means to share data and increase collaboration.

Lung Cancer Treatment Options

Lung cancer has historically been treated utilizing surgery, radiation therapy, other local treatments, chemotherapy and targeted therapy.  More than one kind of treatment may be used, depending on the stage of the patient's cancer and other factors.  (American Cancer Society, 2011)

1.      Surgery generally involves removing a portion of the lung (lobectomy, segmentectomy, and wedge resection), the entire lung (pneumonectomy) or a sleeve resection for some cancers in the large airways in the lungs.  The type of operation depends on the size and place of the tumor and on how well the patient's lungs are working.

2.      Radiation treatment is the use of high-energy rays to kill cancer cells or shrink tumors.  The radiation may come from outside the body (external radiation) or from radioactive seeds placed into or next to the tumor (brachytherapy).

•      External Beam Radiation Therapy (EBRT) is focused from outside the body on the cancer.  This is the type of radiation most often used to treat a primary lung cancer or its spread to other organs.  Most often, radiation treatments are given 5 days a week for 4 to 7 weeks.  Newer types of this type of radiation are called 3D-CRT, IMRT, stereotactic body radiation therapy and another new type of radiation called Gamma Knife®.

•      Brachytherapy (internal radiation therapy) is used most often to shrink tumors to relieve symptoms caused by lung cancer that is blocking an airway and is increasingly being used as part of a larger treatment plan to attempt to cure the cancer. For this type of treatment, the doctor places a small source of radioactive material (often in the form of seeds or pellets) right into the cancer or into the airway next to the cancer. This is usually done through a bronchoscope, and is increasingly done during surgery. The pellets are usually removed after a short time. Increasingly, small radioactive seeds are left in place, and the radiation gets weaker as the radiation source decays.

3.      Chemotherapy may be used either as a primary treatment or a secondary treatment depending on the type and stage of the lung cancer. Chemotherapy ("chemo") is treatment with anti-cancer drugs that are put into a vein or taken by mouth. These drugs enter the bloodstream and go throughout the body, making this treatment useful for cancer that has spread (metastasized) to organs beyond the lung.  Doctors give chemo in cycles, with each round of treatment followed by a break to allow the body time to recover. Chemo cycles generally last about 3 to 4 weeks, and the treatments may involve 4 to 6 cycles.  Chemotherapy may be used as a main treatment for more advanced cancers or for some people who are not healthy enough for surgery, to try to shrink a tumor before surgery, or after surgery to try to kill any cancer cells that may have been left behind.

The Company believes that Cesium-131, with its shorter half-life and high energy (faster rate of decay), is better suited for treating lung cancer than either I-125 or Pd-103.  The bioabsorbable mesh used in this procedure to apply the Proxcelan Cesium-131 brachytherapy seeds generally dissolves after about 45 days.  Cesium-131 delivers 90% of its dose in 33 days and is therefore well-suited to use with bioabsorbable mesh.  A report awaiting publication details aspects related to technical details applicable to Cesium-131 implants (Parashar, et al.  Cesium-131 Permanent Seed Brachytherapy: Dosimetric Evaluation and Radiation Exposure to Surgeons, Radiation Oncology, and Staff.  Brachytherapy 2011: in press).

The Company has also initiated an anticipated 100 patient study of Cesium-131 brachytherapy in the treatment of early stage non-small cell lung cancer ("NSCLC").  In this study, patients who are poor candidates for large surgical resections undergo a limited ("sub-lobar") resection followed by Cesium-131 mesh brachytherapy.  This study is based upon strong evidence collected to date suggesting that Iodine-125 mesh implants utilized in a similar way assist the limited surgical resection in achieving high rates of local cancer control.  (see Colonias, et al. Mature Follow-up for High Risk Stage I Non-Small Cell Lung Carcinoma Treated with Sub-lobar Resection and Intra-operative Iodine-125 Brachytherapy.  International Journal of Radiation Oncology Biology Physics 2011, 79(1), 105.)

Head and Neck Cancer Treatment Options

Most head and neck cancers historically have been treated with some combination of surgery including tumor resection; Mohs micrographic surgery; full or partial mandible (jaw bone) resection; maxillectomy; laryngectomy; neck dissection; pedicle or free flap reconstruction; tracheostomy; gastrostomy tube or dental extraction and implants; chemotherapy and radiation therapy including external beam radiation therapy (EBRT), accelerated and hyperfractionated radiation therapy, three-dimensional conformal radiation therapy (3D-CRT) and intensity modulated radiation therapy (IMRT), and brachytherapy (both high-dose rate (HDR) and low-dose rate (LDR)).  (American Cancer Society, 2011)

Surgery is the most common option.  Chemotherapy is often used in conjunction with surgery or radiation therapy depending on the type and stage of the cancer.  External beam radiation therapy and brachytherapy have been used together or in combination with surgery or chemotherapy.  (American Cancer Society, 2011)

Management believes Proxcelan Cesium-131 continues to represent an improved approach to brachytherapy treatment of specific head and neck cancers.

Ocular Melanoma Treatment Options

In addition to brachytherapy to treat ocular melanoma, other treatment options include surgery, external beam radiation, and laser therapy.  Surgery could include removal of part of the iris, a portion of the outer eyeball, or the removal of the entire eyeball, and is used less often than in the past as the use of radiation therapy has grown.  External beam radiation (including conformal proton beam radiation therapy and stereotactic radiosurgery) involves sending radiation from a source outside the body that is focused on the cancer but has not been as widely used to date for ocular melanoma.  Laser therapy, rarely used now to treat ocular melanoma, burns the cancerous tissue by using a highly focused, high-energy light beam.  Laser therapy can be effective for very small melanomas but it is more often used to treat side effects from radiation. (American Cancer Society, 2011)

Brachytherapy has become the most commonly used radiation treatment for most eye melanomas.  Studies have shown that in many cases it is as effective as surgery (enucleation).  Brachytherapy using Cesium-131, I-125, or Pd-103 is done by placing the seeds in a plaque (shaped like a small cap) that is attached to the eyeball with minute stitches in a procedure that lasts 1 to 2 hours and are usually kept in place for 4 to 7 days.  The patient generally stays in the hospital until the plaque is removed from the eye following a procedure that takes less than 1 hour.  Brachytherapy cures approximately 9 out of 10 small tumors and can preserve the vision of some patients.  (American Cancer Society, 2011)

Colorectal Treatment Options

Colorectal cancer has historically been treated using surgery, radiation therapy, chemotherapy, immunotherapy and other targeted therapies.  (American Cancer Society, 2011)

For the treatment of early stage colon and rectal cancers, surgery is often the main treatment.  Colorectal surgeries include open colectomy, laparoscopic-assisted colectomy, and polypectomy and local excision.  Rectal surgeries include polypectomy and local excision, local transanal resection, transanal endoscopic microsurgery (TEM), lower anterior resection, proctectomy with coloanal anastomosis, abdominoperineal resection and pelvic exenteration. (American Cancer Society, 2011)

For the treatment of colorectal cancers beyond early stage, other surgery treatments (radiofrequency ablation, ethanol ablation, cryosurgery and hepatic artery embolization), radiation therapy (external beam radiation, endocavitary radiation, brachytherapy, yttrium-90 microsphere radioembolization), chemotherapy, and targeted therapies (Avastin, Erbitux, Vectibix) can be used. (American Cancer Society, 2011)

Low-dose rate (LDR) brachytherapy including Proxcelan Cesium-131 is typically utilized in treating individuals with rectal cancer who are not healthy enough to tolerate curative surgery.  This is generally a one-time only procedure and does not require ongoing visits for several weeks as is common with other types of radiation therapy such as external-beam radiation therapy and endocavitary radiation therapy.  Management believes that the advantages provided by Cesium-131 shown through the treatment of other cancers will benefit patients utilizing Proxcelan Cesium -131 brachytherapy seeds in the treatment of their colorectal cancers with low-dose rate brachytherapy.

Our Strategy

The key elements of IsoRay's strategy for fiscal year 2012 include:

Continue to introduce the Proxcelan Cesium-131 brachytherapy seed into the U.S. market for prostate cancer.  Prostate cancer treatment represents the original and core business for the Company's Proxcelan Cesium-131 product. With five year data relating to biochemical (PSA) control of prostate cancer now presented to the prostate cancer field, IsoRay intends to continue to seek to increase the number of centers making the use of Proxcelan using its direct sales force.  Because intermediate- to long-term follow-up data is required to convince clinicians and patients to consider any particular therapy for localized prostate cancer, the availability of five-year data with Proxcelan in the treatment of prostate cancer represents a significant milestone.  IsoRay hopes to capture much of the incremental market growth if and when seed implant brachytherapy recovers market share from other treatments and to take market share from existing competitors.

Return GliaSite® radiation therapy system to market in the United States and European Union (EU).  In June of 2010, the Company acquired exclusive worldwide distribution rights to the GliaSite® radiation therapy system, the only FDA-cleared balloon catheter device used in the treatment of brain cancer, from Hologic Inc. The product possesses an established reimbursement rate for both in-patient and out-patient settings.  The Company has developed a device configuration equivalent to the original FDA-cleared device for which it submitted a 510(k).  The FDA has notified the Company that the 510(k) submission has received clearance.  The Company obtained the rights to manufacture the Iotrex solution (Iodine -125) for use in the GliaSite® radiation therapy system.  The Company plans to contact previous users of the product and leverage significant existing clinical data related to the safety and effectiveness of the GliaSite system in order to restore GliaSite as a strong treatment option for patients suffering from primary and metastatic brain cancers.

Increase utilization of Cesium-131 in treatment of other solid tumor applications such as head and neck, lung, chest wall, and colorectal cancers.  IsoRay Medical has clearance from the FDA for its premarket notification, (510(k)) for Proxcelan™ brachytherapy seeds that are preloaded into bioabsorbable braided strands and bioabsorbable braided strands attached to bioabsorbable mesh during fiscal year 2011. This order cleared the product for commercial distribution for treatment of lung and head and neck tumors as well as tumors in other organs.  IsoRay has successfully launched an initiative to market its Proxcelan™ source in bioabsorbable carrier material as a lung cancer treatment.  IsoRay will continue to explore licenses or joint ventures with other companies to develop the appropriate technologies and therapeutic delivery systems for treatment of other solid tumors such as breast, liver, pancreas, and brain cancers.

Support clinical research and sustained product development.  The Company plans to structure and support clinical studies on the therapeutic benefits of Cesium-131 for the treatment of solid tumors and other patient benefits.  We are and will continue to support clinical studies with several leading radiation oncologists to clinically document patient outcomes, provide support for our product claims, and compare the performance of our seeds to competing seeds.  IsoRay plans to sustain long-term growth by implementing research and development programs with leading medical institutions in the U.S. and other countries to identify and develop other applications for IsoRay's core radioisotope technology. The Company recently deployed a secure, regulatory environment compliant, online information system capable of large usable databases to participating investigators.

Over fiscal year 2011, three presentations were accepted by the American Brachytherapy Society describing Cesium-131 treatment of prostate and eye cancers.  Five presentations were accepted by the annual meeting of the American Society for Radiation Oncology (ASTRO), and six publications were abstracted to the MEDLINE database of citations of the medical literature that reported patients treated with Cesium-131 for prostate cancer.  The Company will continue to drive to increase the number of reports made to society meetings and the peer reviewed literature in order to continue to enhance the standing of its products in the scientific arena.

Management plans to continue to build on an increasing number of studies related to Cesium-131 therapy in the management of cancer that were published in the medical literature and presented at relevant oncology society meetings in fiscal year 2011.  The publication and presentation of speculative and real-world data contribute to the acceptability of Cesium-131 in the oncologic marketplace, and discussion in the medico-scientific community of established and novel Cesium-131 applications is considered a prerequisite to expansion into untapped markets.

Chief among development initiatives being planned for fiscal year 2012 are applications for Proxcelan Cesium-131 sources as treatment for esophageal cancer and for delivering adjuvant radiation to the resection bed following lumpectomy for early stage breast cancer.  Both initiatives will focus on deploying the Proxcelan Cesium-131 source in tandem with existing, FDA-cleared or approved devices that have already made significant inroads into the treatment of both esophageal and early stage breast cancers.  While there exist potential regulatory and business hurdles to the introduction of these products, management believes that the treatments can be functionally accomplished through the co-administration of these cleared devices along with Proxcelan sources.  Early stage clinical studies are being planned for both initiatives for fiscal year 2012.

Introduce Proxcelan Cesium-131 brachytherapy seeds to the European Union (EU) and Russian markets.  Health Canada's Therapeutic Products Directorate has approved IsoRay's Class 3 Medical Device License Applications for Model CS-1 Proxcelan ™ (Cesium-131) brachytherapy seeds and the Proxcelan™ Sterile Implant Devices containing Model CS-1 Seeds.  This allows IsoRay to market its brachytherapy seeds and related preloaded brachytherapy seeds throughout Canada.  In November 2009, the Company entered into a distribution agreement with Inter V Medical of Montreal, Quebec, Canada for exclusive rights to sell the Proxcelan Cesium-131 brachytherapy seed in Canada.  Approval to market Cesium-131 seeds in Russia was also obtained in 2009; and the Company has an exclusive distribution agreement in place with a Russian distributor, UralDial LLC, to distribute Proxcelan Cesium-131 brachytherapy seeds in Russia, however, the economic downturn in Russia has slowed the Company's market penetration efforts.  The Company is focusing on the Canadian and European Union (EU) markets until the Russian market recovers.

Maintain ISO 13485:2003 certification.  In August 2008, the Company obtained its initial ISO 13485:2003 certification. This permitted the Company to register its products in Europe in 2008 and in Canada and Russia during fiscal year 2009.   The ISO 13485:2003 certification demonstrates that the Company is in compliance with this internationally recognized quality standard and is valid for a three year period. In July 2011, the Company received a recertification to ISO 13485:2003.  This recertification was an important step as it allows the Company to continue to register its products in foreign markets that utilize this certification as part of their medical device approval processes.

Products

IsoRay markets the Proxcelan Cesium-131 brachytherapy seed for the treatment of prostate cancer; lung cancer; ocular melanoma; head and neck cancers; colorectal cancer, brain cancer; and gynecological cancer.  The Company intends to market Cesium-131 for the treatment of other malignant disease, such as breast cancer, in the near future through the use of existing proven technologies that have received FDA-clearance.  The strategy of utilizing existing FDA-cleared technologies intends to reduce the time and cost required to develop new applications of Cesium-131 and deliver them to market.

Competitive Advantages of Proxcelan Cesium-131

Management believes that the Proxcelan Cesium-131 brachytherapy seed has specific clinical advantages for treating cancer over I-125 and Pd-103, the other isotopes currently used in brachytherapy seeds.  The table below highlights the key differences of the three seeds.  The Company believes that the short half-life, high-energy characteristics of Cesium-131 will increase industry growth and facilitate meaningful penetration into the treatment of other forms of cancer such as lung cancer.

Isotope Delivery Over Time
Isotope	Half-Life	Energy	90% Dose	Total Dose
Cs-131	9.7 days	30.4 KeV	33 days	115 Gy
Pd-103	17 days	20.8 KeV	58 days	125 Gy
I-125	60 days	28.5 KeV	204 days	145 Gy

Cesium-131 Manufacturing Process and Suppliers

Product Overview. Cesium-131 is a radioactive isotope that can be produced by the neutron bombardment of Barium-130 (Ba-130).  When placed into a nuclear reactor and exposed to a flux of neutrons, Ba-130 becomes Ba-131, the radioactive material that is the parent isotope of Cesium-131.  The radioactive isotope Cesium-131 is normally produced by placing a quantity of stable non-radioactive barium (ideally barium enriched in isotope Ba-130) into the neutron flux of a nuclear reactor.  The irradiation process converts a small fraction of this material into a radioactive form of barium (Ba-131).  The Ba-131 decays by electron capture to the radioactive isotope of interest (Cesium-131).

To produce the Proxcelan seed, the purified Cesium-131 isotope is adsorbed onto a ceramic core containing a gold X-ray marker. This internal core assembly is subsequently inserted into a titanium capsule that is then welded shut and becomes a sealed radioactive source and a biocompatible medical device. The dimensional tolerances for the ceramic core, gold X-ray marker, and the titanium capsule are extremely important.  To date the Company has used sole-source providers for certain components such as the gold X-ray marker and the titanium capsule as these suppliers have been validated by our quality department and they have been cost effective.

Isotope Suppliers.  Due to the short half-life of both the Ba-131 and Cesium-131 isotopes, potential suppliers must be capable of removing irradiated materials from the reactor core on a routine basis for subsequent processing to produce ultra-pure Cesium-131.  The supplier's nuclear reactor facility must have sufficient irradiation capacity to accommodate barium targets and the nuclear reactors must have sufficient neutron flux to cost effectively produce commercially viable quantities of Cesium-131 and Ba-131.

The Company has identified key reactor facilities in the U.S. and Russia that are capable of meeting these requirements.  In order to maintain a stable supply and pricing of Cesium-131 from UralDial, LLC (a Russian LLC), IsoRay renewed its supply agreement with the supplier during 2010 to provide Cesium-131 isotope from Russia to the Company's facility in Richland, WA through December 31, 2011.  UralDial obtains Cesium-131 from two reactors.

The Company also receives irradiated barium from the MURR reactor located in the United States.

For the fiscal year ended June 30, 2011, approximately sixty-eight percent (68%) of our Cesium-131 was supplied by one of two Russian supply sources and thirty-two percent (32%) from domestic sources.

The Company has demonstrated the capability to expand Cesium-131 manufacturing capability at the MURR reactor in a cost effective manner to meet the current needs of the Company, however, the Company will continue to obtain Cesium-131 from multiple suppliers to mitigate the risk of losing a key component of our product.

In recent years, management believed that failure to obtain deliveries of Cesium-131 from its Russian supplier (UralDial, LLC) would have a material adverse effect on seed production.  Management now believes that its existing suppliers can meet the Company's isotope requirements for the near future and that existing suppliers can mitigate the periodic required shutdowns at each facility.  In the fiscal year 2011, the Company tested the production capabilities of the reactor at the MURR facility to determine whether it could produce an increased quantity of isotope in a cost effective manner.  This testing process validated management's belief that the MURR facility can be utilized to offset either a short-term or long term supply issue with isotope that meets or exceeds the purity levels that are specified for use in the Company's products.

Quality Controls.  We have established procedures and controls to comply with the FDA's Quality System Regulation.  The Company constantly monitors these procedures and controls to ensure that they are operating properly, thereby working to maintain a high-quality product.  Also, the quality, production, and customer service departments maintain open communications to ensure that all regulatory requirements for the FDA, DOT, and applicable nuclear radiation and health authorities are fulfilled.

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

Order Processing.  The Company has implemented a just-in-time production process that is responsive to customer input and orders to ensure that individual customers receive a higher level of customer service than received from our competitors who have the luxury of longer lead times due to longer half-life products.  Time from order confirmation to completion of product manufacture is reduced to several working days, including receipt of irradiated barium (from the domestic supplier's reactor) or unpurified Cesium-131 (from the international supplier's reactor), separation and purification of Cesium-131, isotope labeling of the core, loading of cores into pre-welded titanium "cans" for final welding, testing, quality assurance and shipping.

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

Due to the lead time for obtaining and processing the Cesium-131 isotope and the short half-life, the Company relies on sales forecasts and historical knowledge to estimate the proper inventory levels of isotope needed to fulfill all customer orders.  Consequently, some portion of the isotope is lost through decay and is not used in an end product.  Management continues to reduce the variances between ordered isotope and isotope deliveries and is continually improving its ordering process efficiencies.

Automated Manufacturing Process

In fiscal 2011, IsoRay pursued further automation identified by management to reduce cost and increase radiation safety while allowing an expansion of product loading configurations.  The Company will continue to evaluate and implement automation in the future that supports process improvement, employee safety and resource management.  The Company continues to contract with a third party to outsource certain sub-processes where cost effective.

Manufacturing Facility

The Company maintains a production facility located at Applied Process Engineering Laboratory (APEL).  The APEL facility became operational in September 2007.  The production facility has over 15,000 square feet and includes space for isotope separation, seed production, order dispensing, a clean room for radiopharmacy work, and a dedicated shipping area.  A description of the lease terms for the APEL facility is located in the Commitments and Contingencies note included in Item 7 below.  Management believes that the APEL facility will be utilized for manufacturing space through fiscal year 2016 which is the original lease term plus the two three-year renewal options.  Management has exercised the first of two three-year renewal options to extend the APEL facility lease through April 2013 and it believes that the Company will exercise the second three-year renewal option through April 2016.

Pre-loading Services

In addition to providing loose seeds to customers, most brachytherapy manufacturers offer their seed product to the end user packaged in various configurations provided in a sterile or non-sterile package depending on the customer's preference.  These include:

▪      Pre-loaded needles (loaded typically with three to five seeds and spacers)
▪      Pre-loaded Mick™ cartridges (fits the Mick™ applicator)
▪      Strands of seeds (consists of seeds and spacers in a biocompatible "shrink wrap")
▪      Preloaded strands (strands loaded into the needle)
▪      Pre-loaded braided strands (seeds loaded into a flexible bioabsorbable strand)
▪      Pre-loaded braided strands attached to bioabsorbable mesh (creates planar implants out of braided strands and bioabsorbable mesh)

In fiscal year 2011, the Company delivered approximately 68% of its Proxcelan seeds to customers configured in Mick cartridges, approximately 29% of the Proxcelan seed configured in both stranded and braided strand forms and the remaining 3% in a loose form.

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

We currently load approximately 90% of Mick cartridges in our own facility which in fiscal year 2011 accounted for approximately 61% of seeds sold.  Approximately 33% of seeds sold are strand configurations including strands pre-loaded in needles and the remaining 6% of seeds are sold as loose seeds.  Although the Company performs in-house analytical services to eliminate loss in isotope activity due to radioactive decay, the Company utilizes independent radiopharmacies to back up its own preloading operation, handle periodic increases in demand and cater to certain doctors' preferences.

Independent radiopharmacies traditionally provide the final packaging of the product delivered to the end user thereby eliminating the opportunity for reinforcing the "branding" of our seed product.  By providing our own repackaging service, we are able to preserve the product branding opportunity, reduce isotope decay loss, control overall product quality and eliminate any concerns related to the handling of our product by a third party prior to receipt by the end user.

By providing custom packaging configurations that are produced by our personnel, we can enhance the overall control of the quality of our product while providing larger incremental margins to the Company through a decreased cost of loading seeds when compared to the cost of loading through third-party loading service.  Using the loading services of the Company allows a larger percentage of the loading pricing premiums charged to our customers to be retained by the Company.  The end users of these packaging options are willing to pay a premium for these loading services in lieu of loading seeds themselves because of the cost savings realized as the result of the risk reduction that occurs through eliminating the need for loose seed handling and loading requirements on-site by their staff, eliminating the need for additional staffing to sterilize seeds and needles after loading them, and eliminating the additional expense of assaying of the seeds.

With clearance from the FDA received in 2009 that allows for preloading flexible braided strands and bioabsorbable mesh, IsoRay became the second company in the industry that has 510(k) clearance to preload both the strands and the mesh.  This allows IsoRay to reduce loading costs by providing these seeds loaded into flexible braided strands and flexible braided strands attached to bioabsorbable mesh directly to our customers.  During the year ended June 30, 2011, IsoRay was able to add the capability to CE mark the products which allows for shipment of seeds loaded into flexible braided strands and flexible strands attached to bioabsorbable mesh into the European Union.

Marketing and Sales

Marketing Strategy

The Company is marketing Proxcelan Cesium-131 brachytherapy seeds as the "seed of choice" for prostate brachytherapy.  Based on current and preliminary clinical studies, management believes there is no apparent clinical reason to use other isotopes when Cesium-131 is available.  The advantages associated with the higher energy and shorter half-life of the isotope are generally accepted within the scientific community and the Company intends to help educate potential patients about the clinical benefits from Cesium-131 for their brachytherapy seed treatment.

The market for treatments for localized prostate cancer treatment is very competitive and largely hinges upon the demonstration of long term follow-up data that has been presented to the prostate cancer treatment profession.  Therefore, highly compelling technical arguments alone — absent published long term follow-up data – can fail to provide significant marketability, even for treatments that ultimately prove highly effective.  The fact that Proxcelan Cesium-131 was introduced to the prostate cancer marketplace more than a decade after Iodine-125 and Palladium-103, and the resulting time for mature clinical data to be developed has proven an obstacle to widespread market acceptance.

As of April 2011, the 100 subject clinical study of Cesium-131 for the treatment of localized prostate cancer (originally enrolled beginning in 2005) has reached the point where a five-year result has been obtained and reported to a legitimate scientific forum.  In a supplement to the official journal of the American Brachytherapy Society (Brachytherapy) documenting the scientific program for the Society's 2011 annual meeting, Drs. Bradley Prestidge, William Bice, Brian Moran and colleagues reported the five-year Freedom from Biochemical Failure (FFBF – a measure of success using prostate specific antigen) for the 100 patients as 97.9%.

Although several long-term reports exist in the literature describing outcomes for Iodine-125 and Palladium-103 as highly effective, there has been no report made at five years after the introduction of these isotopes detailing a FFBF as high as 97.9%.  This report has been submitted for publication and, pending editorial review, should be published in greater detail in fiscal year 2012.  Management believes that these impressive results at the five-year mark should create further scientific support for Cesium-131 as an attractive treatment for localized prostate cancer, overcoming at least some of the initial resistance predicated on the lack of long-term follow-up reports.

IsoRay has chosen to identify its proprietary Cesium-131 seed with the trademarked brand of "Proxcelan."  Management is using this brand to differentiate Cesium-131 seeds from seeds using the other isotopes.  We continue to target the competing isotope products of Iodine-125 and Palladium-103 rather than the various manufacturers and distributors of these isotopes.  Using this strategy, the choice of brachytherapy isotopes should be less dependent on the name and distribution strengths of the various iodine and palladium manufacturers and distributors and more dependent on the therapeutic benefits of Cesium-131.

The professional and patient market segments each play a role in the ultimate choice of cancer treatment and the specific isotope chosen for seed brachytherapy treatment.  The Company has developed a customized brand message for each audience.  In 2010, the Company's website www.isoray.com was again substantially updated to deliver the message that Cesium-131 is for the treatment of cancers throughout the body and includes sections that provide background information on the Company, cancer treatment utilizing brachytherapy in prostate, lung, ocular and brain, physician/clinician resources, investor information, current events that representatives will attend, and contact information.  IsoRay also maintains print and visual media (including physician brochures discussing the clinical advantages of Cesium-131, clinical information binders, informational DVDs, single sheet glossies with targeted clinical data, etc.), and advertisements in leading medical journals.  In addition, the Company attends national professional meetings, including the following:

▪	American Brachytherapy Society (ABS);
▪	American Society for Therapeutic Radiation and Oncology (ASTRO);
▪	Association of American Physicists in Medicine (AAPM); and
▪	various local chapter meetings.

The Company also continues to consult with noted contributors from the medical physics community and expects articles for professional journals such as Medical Physics, the Brachytherapy Journal, and the International Journal of Radiation Oncology, Biology, and Physics regarding the benefits of and clinical trials involving Cesium-131 will continue to be submitted.

IsoRay has conducted physician training programs in the past but is no longer doing so as it no longer believes the costs of these training programs are offset by improved sales.

In today's U.S. health care market, patients are more informed and involved in the management of their health than in the past.  Many physicians relate incidents of their patients coming for consultations armed with articles researched on the Internet and other sources describing new treatments and medications.  In many cases, these patients are demanding a certain therapy or drug and the physicians are complying when medically appropriate.

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

Apart from clinical studies and papers sponsored by the Company, several physicians across the country are now independently publishing papers and studies on the benefits of Cesium-131.

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

IsoRay has a direct sales organization consisting of six territorial sales managers to introduce Proxcelan Cesium-131 brachytherapy seeds to radiation oncologists and medical physicists for use in treating cancer throughout the body.

With the assistance of an executive search firm, the Company is currently actively recruiting one to two additional sales persons with previous experience in radiation oncology and specifically with brachytherapy sales.

In 2009, IsoRay entered into an exclusive distribution agreement with BrachySciences to market Cesium-131 seeds in the U.S.  BrachySciences has a sales force of approximately 6 sales persons and a manager, bringing the total sales personnel selling Proxcelan Cesium-131 brachytherapy seeds in the U.S. to approximately 12.  The BrachySciences sales force sold its first Cesium-131 prostate implant in August 2009; but its results to date have been disappointing and due to its failure to meet certain minimum sales requirements this contract is no longer exclusive and the Company has notified BrachySciences that the agreement will not be renewed when its current term expires at the end of 2011.

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

Reimbursement

Reimbursement by third party payers is the primary means of payment for all IsoRay products.  The Centers for Medicare and Medicaid Services (CMS) is the primary payer, providing coverage for approximately 65% of all prostate brachytherapy cases.  Well established brachytherapy coverage and payment policies are currently in place by CMS and other non-governmental payers.   In 2003, CMS established a unique HCPCS code for Cesium-131 brachytherapy seeds that permitted providers to report the use of Cesium-131 directly to payers.  In July 2007, CMS established two separate Cesium-131 codes for providers to report loose seeds and stranded seeds due to the cost differential of these two products.  Reimbursement for prostate brachytherapy services and sources is well established in the US and most providers (hospitals and physicians) are not faced with reimbursement challenges when providing this treatment option to patients.

Prostate brachytherapy is typically performed in an outpatient setting, and as such, is covered by the CMS Outpatient Prospective Payment System.  Through December 31, 2009, when charges for the seeds were correctly submitted by the provider to CMS, CMS reimbursed the hospital or clinic for the cost of the seeds.  On January 1, 2010, CMS changed the hospital outpatient system by implementing a fixed reimbursement per seed for stranded and loose seeds.   Iodine, palladium and cesium each have their own reimbursement values for stranded and loose seeds.   If reported correctly when seeds are submitted for payment to CMS, providers are reimbursed at a flat rate that is equivalent to the cost of the seeds.  It is expected that this reimbursement system established in January 2010 will continue as it is currently scheduled through calendar 2012 but there is no assurance that this will occur.  Private insurance companies have historically followed the CMS reimbursement policies.  The Company expects that CMS will continue its annual review of payments provided as reimbursement for our various products and that CMS will continue to provide favorable reimbursement rates for our Cesium-131 brachytherapy seeds.

Other Information

Customers

The top five physicians who perform procedures at customer facilities of the Company account for approximately 47% of the total Company product sales for the twelve months ended June 30, 2011 include:

El Camino, Los Gatos, & other facilities (Northern CA) (1)	27.3% of revenue
University of Pittsburgh Medical Center (PA)	6.2% of revenue
Candler Hospital and Savannah Oncology Center (GA)	5.2% of revenue
MA Ave Surgery Center / Sibley Memorial Hospital (DC)	4.1% of revenue
York Cancer Center (PA)	3.7% of revenue

(1)
The single largest physician also serves as the Company's medical director.  During the fiscal year ended June 30, 2011, this physician added an additional physician to his practice which should reduce risk associated with seasonality.

The loss of either the single largest physician or a combination of the other significant physicians could have a material adverse effect on the Company's revenues, which would continue until the Company located new customers to replace them and there can be no assurance this would occur in a timely manner or at all.

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

Our management believes that certain aspects of the IsoRay seed design and construction techniques are patentable innovations.  These innovations have been documented in IsoRay laboratory records, and a patent application was filed with the USPTO on November 12, 2003.  In August 2008, this patent was granted by the USPTO under Patent Number 7,410,458, with an expiration date of November 12, 2023.  Certain methodologies regarding isotope production, separation, and seed manufacture are retained as trade secrets and are embodied in IsoRay's procedures and documentation.  In June 2004, July 2004, and February 2007, five patent applications were filed relating to methods of deriving Cesium-131 developed by IsoRay employees.  The Company is currently working on developing and patenting additional methods of deriving Cesium-131 and other isotopes.

There are specific conditions attached to the assignment of the Cesium-131 patent from Lane Bray.  In particular, the associated Royalty Agreement provides for 1% of gross profit payment from seed sales to Lane Bray and 1% of gross profit from any use of the Cesium-131 process patent for non-seed products.  If IsoRay reassigns the Royalty Agreement to another company, these royalties increase to 2%.  The Royalty Agreement has an anti-shelving clause which requires IsoRay to return the patent if IsoRay permanently abandons sales of products using the invention.  During fiscal years 2011 and 2010, the Company recorded royalty expense of $26,474 and $23,041, respectively, related to this patent.

The terms of a license agreement with the Lawrence Family Trust (successor to Don Lawrence) for a patent application and related "know-how" require the payment of a royalty based on the Net Factory Sales Price, as defined in the agreement, of licensed product sales.  Because the licensor's patent application was ultimately abandoned, only a 1% "know-how" royalty remains applicable. To date, management believes that there have been no product sales incorporating the "know-how;" and therefore believes no royalty is due pursuant to the terms of the agreement.  Management believes that ultimately no royalties should be paid under this agreement as there is no intent to use this "know-how" in the future.

The Lawrence Family Trust has disputed management's contention that it is not using this "know-how".  On September 25, 2007 and again on October 31, 2007, the Company participated in nonbinding mediation regarding this matter; however, no settlement was reached with the Lawrence Family Trust.  After additional settlement discussions, which ended in April 2008, the parties failed to reach a settlement.  The parties may demand binding arbitration at any time.

Research and Development

During the three-year period ended June 30, 2011, IsoRay and its predecessor companies incurred approximately $1.8 million in costs related to research and development activities.  The Company expects to continue ongoing research and development activities for the foreseeable future.

Government Regulation

The Company's present and future intended activities in the development, manufacture and sale of cancer therapy products are subject to extensive laws, regulations, regulatory approvals and guidelines.  Within the United States, the Company's therapeutic radiological devices must comply with the U.S. Federal Food, Drug and Cosmetic Act, which is enforced by the FDA.  The Company is also required to adhere to applicable FDA Quality System Regulations, also known as the Good Manufacturing Practices, which include extensive record keeping and periodic inspections of manufacturing facilities.  The Company's predecessor obtained FDA 510(k) clearance in March 2003 to market the Proxcelan Cesium-131 seed for the treatment of localized solid tumors and other malignant disease and IsoRay obtained FDA 510(k) clearance in November 2006 to market preloaded brachytherapy seeds and in August 2009 for preloading flexible braided strands and bioabsorbable mesh.

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

In the United States, medical devices are classified into three different categories over which the FDA applies increasing levels of regulation: Class I, Class II, and Class III.  Most Class I devices are exempt from premarket notification (510(k)); most Class II devices require premarket notification (510(k)); and most Class III devices require premarket approval.  Our Proxcelan Cesium-131 seed is a Class II device and received 510(k) clearance in March 2003.

Approval of new Class III medical devices is a lengthy procedure and can take a number of years and require the expenditure of significant resources.  There is a shorter FDA review and clearance process for Class II medical devices, the premarket notification or 510(k) process, whereby a company can market certain Class II medical devices that can be shown to be substantially equivalent to other legally marketed devices.  Since brachytherapy seeds have been classified by the FDA as a Class II device, we have been able to achieve market clearance for our Cesium-131 seed using the 510(k) process.

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

In support of IsoRay's global strategy to expand marketing to Canada, the European Union (EU) and Russia, we initiated the process in fiscal year 2008 to obtain the European CE Mark, Canadian registration, and certification to ISO 13485, an internationally recognized quality system.  European law requires that medical devices sold in any EU Member State comply with the requirements of the European Medical Device Directive (MDD) or the Active Implantable Medical Device Directive (AIMDD).  IsoRay's products are classified in Europe as an active implantable and are subject to the AIMDD.  Compliance with AIMDD and obtaining a CE Mark involves being certified to ISO 13485 and obtaining approval of the product technical file by a notified body that is recognized by competent authorities of a Member State.  Compliance with ISO 13485 is also required for registration of a company for sale of its products in Canada.  Many of the recognized EU Notified Bodies are also recognized by Health Canada to conduct the ISO 13485 inspections for Canadian registration.  During fiscal year 2009, the Company received its certification to ISO 13485 and obtained approval from Health Canada for its Canadian registration.  The Company continues to focus on the Canadian and Russian markets while renewing its efforts to penetrate the European Union market.

In the United States, as a manufacturer of medical devices and devices utilizing radioactive byproduct material, we are subject to extensive regulation by not only federal governmental authorities, such as the FDA, but also by state and local governmental authorities, such as the Washington State Department of Health, to ensure such devices are safe and effective.  In Washington State, the Department of Health, by agreement with the federal Nuclear Regulatory Commission (NRC), regulates the possession, use, and disposal of radioactive byproduct material as well as the manufacture of radioactive sealed sources to ensure compliance with state and federal laws and regulations.  Our Cesium-131 brachytherapy seeds and the GliaSite® radiation therapy system constitute both medical devices and radioactive sealed sources and are subject to these regulations.  We have applied for, but not yet received, sealed source device approval from the State of Washington Department of Health for the GliaSite® radiation therapy system, components of which will be manufactured at our Richland facility.

Moreover, our use, management, and disposal of certain radioactive substances and wastes are subject to regulation by several federal and state agencies depending on the nature of the substance or waste material.  We believe that we are in compliance with all federal and state regulations for this purpose.

Seasonality

The Company believes that some seed implantation procedures are deferred around physician vacations (particularly in the summer months), holidays, and medical conventions and conferences resulting in a seasonal influence on the Company's business.  These factors cause a momentary decline in revenue which management believes is ultimately realized later.  Because almost forty-seven percent (47%) of the Company's business is dependent on five physicians, simultaneous vacations by these five physicians could cause significant drops in the Company's productivity during those reporting periods.

Employees

As of September 13, 2011, IsoRay employed thirty-six full-time individuals and one part-time individual.  The Company's future success will depend, in part, on its ability to attract, retain, and motivate highly qualified sales, technical and management personnel.  From time to time, the Company may employ independent consultants or contractors to support its research and development, marketing, sales, accounting and administrative organizations.  None of the Company's employees are represented by any collective bargaining unit.  At June 30, 2011, the Company employed six direct sales people.

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

History has shown the advantage of being the first to market a new brachytherapy product.  For example, Theragenics Corp., which introduced the original Pd-103 seed, claimed over 59% of the Pd-103 market share (through CR Bard, other distributors, and direct distribution) in 2008.  (Source:  Millennium Research Corp, 2008).  Although factors other than being first to market contribute to becoming a market leader, the Company believes it has the opportunity to obtain a similar and significant advantage by being the first to introduce a Cesium-131 seed.

The Company's patented Cesium-131 separation process is likely to provide a sustainable competitive advantage.  Production of Cesium-131 also requires specialized facilities that represent high cost and long lead time if not readily available.  In addition, a competitor would need to develop a method for isotope attachment and seed assembly, would need to conduct testing to meet NRC and FDA requirements, and would need to obtain regulatory clearances before marketing a competing device.

Several companies have obtained regulatory clearance to produce and distribute Pd-103 and I-125 seeds, which compete directly with our seed.  However, as the Company expands the application of its Proxcelan Cesium-131 seed to other cancers (other than prostate), management believes it may improve its competitive advantages over Pd-103 and I-125 which do not have as wide of an application to other certain locations or have the potential for greater side effects.  It is possible that three or four of the current I-125 or Pd-103 seed manufacturers (e.g., CR Bard, Oncura, Theragenics, etc.) are capable of producing and marketing a Cesium-131 seed, but none have reported efforts to do so.  Best Medical obtained a seed core patent in 1992 that named ten different isotopes, including Cesium-131, for use in their seeds.  Best Medical received FDA 510(k) clearance to market a Cesium-131 seed on June 6, 1993 but to date has not produced any products for sale.  In addition to the FDA and the NRC, Best Medical would be required to submit a Cesium-131 seed to the TG-43 task group of the American Association of Physicists in Medicine to determine the seed's characteristics such as anisotropy, dose rate constant, etc.  To date there has been no submission to the TG-43 task group for a competing Cesium-131 seed.

Additional Growth Opportunities

Management of the Company sees growth opportunities through sales from expansion into international markets and additional treatment for cancers other than prostate.  The Company plans to introduce Cesium-131 for prostate brachytherapy initially into Canada, the European Union (EU) and Russia and later into other international markets through partnerships and strategic alliances with channel partners for manufacturing and distribution but has no other distribution agreements or partnerships in place other than with respect to Canada as of September 28, 2011.

Cesium-131 has FDA clearance to be used for treatments for a broad spectrum of cancers including breast, brain, lung, and liver cancer, and the Company believes that a major opportunity exists as an adjunct therapy for the treatment of residual lung, head and neck, and other cancers.  The Company has supplied Proxcelan™ Cesium-131 brachytherapy seeds for use in treating lung cancer; ocular melanoma; head and neck cancer; colorectal cancer; brain cancer; and gynecological cancer as of the date of this Report.  The Company continues to have discussions with prominent physicians and to evaluate treatments for other cancer sites.

There is also an opportunity to develop and market other radioactive isotopes to the United States market, and to market Cesium-131 isotope itself, separate from its use in our seeds.  The Company is also in the preliminary stages of exploring alternate methods of delivering our isotopes to various organs throughout the body.  Our new liquid form of Cesium-131 may be advantageous to use in other FDA cleared devices as an alternative to our titanium-encapsulated seed to deliver radiation to these other body sites.

Consistent with the strategy of identifying alternative methods of delivering our isotopes to new locations, the Company has obtained exclusive worldwide distribution rights to the GliaSite® radiation therapy system, the world's only FDA-cleared balloon catheter device used in the treatment of brain cancer.  This technology was previously used to treat approximately 500 cases annually in some 40 hospitals worldwide however this technology has not been available for sale since 2007.  This exclusive worldwide distribution agreement with Hologic Inc. aligns with the Company strategy to locate existing FDA-cleared technologies to provide new ways to treat other organs with Cesium-131.  The Company has obtained the intellectual property rights to manufacture the Iotrex solution (Iodine-125) for use in the GliaSite® radiation therapy system and has contracted with a company for the production of Iotrex and a radiopharmacy to handle the patient dosing of the solution for use in procedures.  The Company anticipates successful negotiation of a contract with a previous distributor of the GliaSite® radiation therapy system in the European Union for distribution rights to the system in Germany, Austria, Switzerland and Italy but there is no assurance this will occur.  The Company has modified the original FDA-cleared device and has received clearance from the FDA to market the product, with the modifications, which are designed to improve its performance and manufacturability, in the United States.  The Company has obtained the intellectual property rights to manufacture the Iotrex solution (Iodine-125) for use in the GliaSite® radiation therapy system, and it has contracted with a company for the production of Iotrex and a radiopharmacy to handle the patient dosing of the solution for use in procedures.

The Company is developing a liquid Cesium-131 solution for use as an alternative brachytherapy radiation source in FDA cleared devices including for use in the GliaSite® radiation therapy system as either a substitute for the Iotrex solution or as a future alternative treatment option for physicians to utilize independently.  Research and development was conducted during the year ended June 30, 2011 in preparation to seek regulatory approval of liquid Cesium-131 for use in combination with the GliaSite® radiation therapy system but there is no assurance approval will be obtained.

ITEM 1A – RISK FACTORS

Risks Related to Our Industry and Operations

Our Revenues Depend Upon One Product.  Until such time as the GliaSite® radiation therapy system generates sufficient revenues, our revenues depend primarily upon the successful production, marketing, and sales of the Proxcelan Cesium-131 brachytherapy seed.  The rate and level of market acceptance of this product varies depending on the perception by physicians and other members of the healthcare community of its safety and efficacy as compared to that of competing products, if any; the clinical outcomes of the patients treated; the effectiveness of our sales and marketing efforts in the United States, Canada, the European Union (EU) and Russia; any unfavorable publicity concerning our product or similar products; our product's price relative to other products or competing treatments; any decrease in current reimbursement rates from the Centers for Medicare and Medicaid Services or third-party payers; regulatory developments related to the manufacture or continued use of the product; availability of sufficient supplies of enriched barium (being utilized in production in Russia) for Cesium-131 seed production; ability to produce sufficient quantities of this product; the ability of physicians to properly utilize the device and avoid excessive levels of radiation to patients, and the ability to use this product to treat multiple types of cancers in various organs.  Because of our reliance on this product as the primary source of our revenue, any material adverse developments with respect to the commercialization of this product may cause us to continue to incur losses rather than profits in the future.

Although Cleared To Treat Any Malignant Tissue, Our Sole Product Is Primarily Used To Treat A Single Type Of Cancer.  Currently, the Proxcelan Cesium-131 seed is used almost exclusively for the treatment of prostate cancer (over ninety-two percent of our sales).  We have been treating lung cancer which amounts to approximately 5% of our product sales and other cancers including ocular melanoma; head and neck; colorectal; gynecological; brain and chest wall that combined constitute approximately 3% percent of our product sales.  Management believes the Proxcelan Cesium-131 seed will continue to be used to treat other types of cancers as the Company identifies existing delivery systems that can be utilized or develops new delivery methods for the product, however these delivery systems may not prove as effective as anticipated  Management believes that clinical data gathered by select groups of physicians under treatment protocols specific to other organs will be needed prior to widespread acceptance of our product for treating other cancer sites.  If our current and future products do not become accepted in treating cancers of other sites, our sales will depend solely on treatment of prostate cancer, a market with increasing competition and ongoing loss of market share by all brachytherapy products.

We Have Ongoing Cash Requirements. The Company has generated material operating losses since inception.  We expect to continue to experience significant net operating losses.  Due to previous capital investments and substantial cost reductions, management believes cash and cash equivalents on hand at June 30, 2011 will be sufficient to meet our anticipated cash requirements for operations, debt service, and capital expenditure requirements through at least the next ten months or until approximately April 30, 2012.  Management now estimates that operational cashflow breakeven will be achieved at approximately $700,000 in monthly revenue.  However, there is no assurance as to when break-even will occur.  If we are unable to generate profits and unable to obtain additional financing to meet our working capital requirements, we may have to significantly reduce or curtail our business.

We Rely Heavily On A Limited Number Of Suppliers.  Some materials used in our products are currently available only from a limited number of suppliers.  In fiscal 2011, approximately sixty-eight percent (68%) of our Cesium-131 was supplied through UralDial from reactors located in Russia.  Unless the Company substantially increases its purchase requirements resulting from significant increases in demand for its product, the cost of Cesium-131 in Russia could increase from current pricing.  Our current contract with UralDial terminates on December 31, 2011 and will have to be renegotiated.  Management will seek to negotiate favorable pricing but there is no assurance as to the outcome of these negotiations.  Management is evaluating other reactors that meet current specifications to yield Cesium-131 of the purity that the Company requires for use in its products but thus far has only confirmed such availability from MURR.

Reliance on any single supplier increases the risks associated with concentrating isotope production at a single reactor facility which can be subject to unanticipated shutdowns. Failure to obtain deliveries of Cesium-131 from multiple sources could have a material adverse effect on seed production and there may be a delay before we could locate alternative suppliers beyond the three currently used.

We may not be able to locate additional suppliers outside of Russia, other than MURR, capable of producing the level of output of cesium at the quality standards we require. Additional factors that could cause interruptions or delays in our source of materials include limitations on the availability of raw materials or manufacturing performance experienced by our suppliers and a breakdown in our commercial relations with one or more suppliers.  Some of these factors may be completely out of our and our suppliers' control.

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

Unfavorable Industry Trends in the Prostate Market. Several factors occurred in fiscal 2009 that caused our revenues to significantly decline and these factors continued into fiscal 2010 and fiscal 2011 contributing to our failure to improve sales in the prostate market.  Beginning in the fall of 2008, U.S. consumers significantly curtailed all spending (even for life saving medical procedures) which impacted the brachytherapy industry as a whole.  In February of 2009 noted urologists announced at a medical conference that prostate specific antigen (PSA) testing was not as necessary as previously believed.  Their statements were widely publicized.  Management continues to believe that many people have been influenced by these statements to cut back on PSA testing thereby decreasing in the short term the number of prostate procedures performed.

In 2010, the American Cancer Society revised their advice regarding PSA testing warning that regular testing for prostate cancer is of questionable value and can do men more harm than good.

Also the emergence of IMRT as the preferred treatment alternative as a result of a much higher reimbursement rate to physicians compared to brachytherapy treatments has resulted in declining market share for brachytherapy treatment.  In fiscal 2011, each of these factors continues to impact the performance of the Company in the prostate market and the industry as a whole and there is no assurance that they will not continue to impact sales of the Company in the prostate market through fiscal 2012.

Future Production Increases Will Depend on Our Ability to Acquire Larger Quantities of Cesium-131 and Hire More Employees. IsoRay currently obtains Cesium-131 through its contract with UralDial and through reactor irradiation of natural barium and subsequent separation of Cesium-131 from the irradiated barium targets.  The amount of Cesium-131 that can be produced from a given reactor source is limited by the power level and volume available within the reactor for irradiating targets.  This limitation can be overcome by utilizing barium feedstock that is enriched in the stable isotope Ba-130.  However, the number of suppliers of enriched barium is limited and they may be unable to produce this material in sufficient quantities and at a reasonable price.

IsoRay entered into an exclusive agreement (through December 31, 2011) with UralDial in Russia to provide Cesium-131 in quantities sufficient to supply a significant percentage of future demand for this isotope.  As the result of the purchase of enriched barium in June 2007, IsoRay has access to sufficient quantities of enriched barium that may be recycled to increase the production of Cesium-131 and which will increase the production yield per irradiated target.  Although the UralDial agreement provides for supplying Cesium-131 in significant quantities, there is no assurance that this will result in IsoRay gaining access to a continuing sufficient supply of enriched barium feedstock.  If we were unable to obtain supplies of isotopes from Russia in the future, our overall supply of Cesium-131 would be reduced significantly unless the Company has a source of enriched barium for utilization in domestic reactors.

We Have Entered Into An Agreement With A Single Distributor For Our Cesium-131 From Russia.  In December 2010, the Company entered into a new agreement with UralDial to purchase Cesium-131 directly from UralDial through December 31, 2011 instead of directly from Institute of Nuclear Materials (INM) and Research Institute of Atomic Reactors (RIAR) as the Company had done prior to the original agreement with UralDial in December 2008.  As a result, the Company continues to rely on UralDial to obtain Cesium-131 from Russian sources.  UralDial has agreed to maintain at least two Russian sources of its Cesium-131 and through the UralDial agreement we have obtained set pricing for our Russian Cesium-131 through the end of 2011.  There can be no guarantee that UralDial will always be able to supply us with sufficient Cesium-131 or will renew our existing contract on favorable terms in December 2011, which could be due in part to risks associated with foreign operations and beyond either our or UralDial's control.  If we were unable to obtain supplies of isotopes from Russia in the future, our overall supply of Cesium-131 could be reduced significantly unless we have a source of enriched barium for utilization in domestic reactors beyond the quantity that we already own.   The Company has tested the utilization of other reflector regions within the reactor at MURR and found that Cesium-131 can be produced in economically viable quantities at a viable price.  These reflector regions that were tested are areas located in the reactor pool, however, outside of the flux trap.  The flux trap is the primary location of irradiation utilized for the production of isotope used in our product and is located in the reactor pool at the center of the fuel array.  During August 2011, the Company did not receive any isotope from UralDial and relied on increased production at MURR.

We Are Subject To Uncertainties Regarding Reimbursement For Use Of Our Products.  Hospitals and freestanding clinics may be less likely to purchase our products if they cannot be assured of receiving favorable reimbursement for treatments using our products from third-party payers, such as Medicare and private health insurance plans.  Currently, Medicare reimburses hospitals at fixed rates that cover the cost of stranded and loose seeds.  Clinics and physicians performing procedures in a free standing center are reimbursed at the actual cost of the seeds.  It is expected that CMS will continue to reimburse providers using this same methodology in 2012.

In 2003, IsoRay applied to the CMS and received a reimbursement code for our Cs-131 seed.  On July 1, 2007, CMS revised the coding system for brachytherapy seeds and separated the single code into two codes – one code for loose seeds and a second code for stranded seeds.  This methodology was applied to all companies manufacturing brachytherapy seeds.  Reimbursement amounts are reviewed and revised annually based upon information submitted to CMS on claims by providers.  Although no changes are anticipated for 2012, adjustments can be made to reimbursement amounts or coverage policies, which could result in changes to reimbursement for brachytherapy services.  These changes can positively or negatively affect market demand for our products.   We monitor these changes and provide comments, as permitted, when changes are proposed, prior to implementation.

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

Our Operating Results Will Be Subject To Significant Fluctuations.  Our quarterly revenues, expenses, and operating results are likely to fluctuate significantly in the future.  Fluctuation may result from a variety of factors, which are discussed in detail throughout this "RISK FACTORS" section, including:
▪           our achievement of product development objectives and milestones;
▪           demand and pricing for the Company's products;
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
▪           overall economic conditions;
▪           the successful introduction or market penetration of alternative therapies; and
▪           the outcome of the FDA's evaluation of the clearance process for class II devices.

We Have Limited Data on the Clinical Performance of Cesium-131.  As of June 30, 2011, the Proxcelan Cesium-131 seed had been implanted in over 6,000 patients and 53 research papers, including 16 papers and 14 abstracts on clinical series, had been published on the use of the Proxcelan seed and Cesium-131.  While there is less historical statistical data for the Proxcelan seed than is available for I-125 and Pd-103 seeds during the fiscal year ended June 30, 2011, the Company reached a key milestone by collecting the first 5 year outcome data for patients that received treatment with the Proxcelan seed during the fiscal year ended June 30, 2011.  In addition, during fiscal year 2011 there were six reports of the Proxcelan seed being used in the treatment of prostate, lung, and head and neck cancers published in peer-reviewed literature.  There were three presentations accepted to the 2011 meeting of the American Brachytherapy Society covering the application of the Proxcelan seed in prostate and eye cancers.  While this limited data may prevent us from drawing statistically significant conclusions, together these clinical data support the effectiveness of Cesium-131 treatment across several cancers, combined with a favorable side effect profile and favorable radiation safety profile.  These limited findings support management’s belief that Cesium-131 will continue to be viewed favorably as a treatment for prostate and other solid organ cancer, but we may have to gather data on outcomes from additional patients before we can establish statistically valid conclusions regarding the performance of our seeds.

We Are Subject To The Risk That Certain Third Parties May Mishandle Our Product.  We rely on third parties, such as Federal Express, to deliver our Proxcelan Cesium-131 seed, and on other third parties, including various radiopharmacies, to package our Proxcelan Cesium-131 seed in certain specialized packaging forms requested by customers.  We are subject to the risk that these third parties may mishandle our product, which could result in adverse effects, particularly given the radioactive nature of our product.

It Is Possible That Other Treatments May Be Deemed Superior To Brachytherapy.  Our Proxcelan Cesium-131 seed faces competition not only from companies that sell other radiation therapy products, but also from companies that are developing alternative therapies for the treatment of cancers.  It is possible that advances in the pharmaceutical, biomedical, or gene therapy fields could render some or all radiation therapies, whether conventional or brachytherapy, obsolete.  If alternative therapies are proven or even perceived to offer treatment options that are superior to brachytherapy, physician adoption of our product could be negatively affected and our revenues from our product could decline.

Our Industry Is Intensely Competitive.  The medical device industry is intensely competitive.  We compete with both public and private medical device, biotechnology and pharmaceutical companies that have been in existence longer than we have, have a greater number of products on the market, have greater financial and other resources, and have other technological or competitive advantages.  In addition, centers that wish to offer the Proxcelan Cesium-131 seed must comply with licensing requirements specific to the state in which they do business and these licensing requirements may take a considerable amount of time to comply with.  Certain centers may choose to not offer our Proxcelan Cesium-131 seed due to the time required to obtain necessary license amendments.  We also compete with academic institutions, government agencies, and private research organizations in the development of technologies and processes and in acquiring key personnel.  Although we have patents granted and patents applied for to protect our isotope separation processes and Cesium-131 seed manufacturing technology, we cannot be certain that one or more of our competitors will not attempt to obtain patent protection that blocks or adversely affects our product development efforts.  To minimize this potential, we have entered into exclusive agreements with key suppliers of isotopes and isotope precursors, which are subject to becoming non-exclusive as we have failed to meet minimum purchase requirements.

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

The Value Of Our Granted Patents, and Our Patents Pending, Is Uncertain.  Although our management strongly believes that our patent on the process for producing Cesium-131, our patents on additional methods for producing Cesium-131 and other isotopes, our patent pending on the manufacture of the brachytherapy seed, and anticipated future patent applications, which have not yet been filed, have significant value, we cannot be certain that other like-kind processes may not exist or be discovered, that any of these patents is enforceable, or that any of our patent applications will result in issued patents.

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

In the United States, as a manufacturer of medical devices and devices utilizing radioactive by-product material, we are subject to extensive regulation by federal, state, and local governmental authorities, such as the FDA and the Washington State Department of Health, to ensure such devices are safe and effective.  Regulations promulgated by the FDA under the U.S. Food, Drug and Cosmetic Act, or the FDC Act, govern the design, development, testing, manufacturing, packaging, labeling, distribution, marketing and sale, post-market surveillance, repairs, replacements, and recalls of medical devices.  In Washington State, the Department of Health, by agreement with the federal Nuclear Regulatory Commission (NRC), regulates the possession, use, and disposal of radioactive byproduct material as well as the manufacture of radioactive sealed sources to ensure compliance with state and federal laws and regulations.  Our Proxcelan Cesium-131 brachytherapy seeds and the GliaSite® radiation therapy system constitute both medical devices and radioactive sealed sources and are subject to these regulations.

Under the FDC Act, medical devices are classified into three different categories, over which the FDA applies increasing levels of regulation: Class I, Class II, and Class III.  Our Proxcelan Cesium-131 seed has been classified as a Class II device and has received clearance from the FDA through the 510(k) pre-market notification process.  Any modifications to the device that would significantly affect safety or effectiveness, or constitute a major change in intended use, would require a new 510(k) submission.  As with any submittal to the FDA, there is no assurance that a 510(k) clearance would be granted to the Company.

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

Our Ability To Operate In Foreign Markets Is Uncertain.  Our future growth will depend in part on our ability to establish, grow and maintain product sales in foreign markets, particularly in Canada, the European Union (EU) and Russia.  However, we have limited experience in marketing and distributing products in other countries.  Any foreign operations would subject us to additional risks and uncertainties, including our customers' ability to obtain reimbursement for procedures using our products in foreign markets; the burden of complying with complex and changing foreign regulatory requirements; time-sensitive delivery requirements due to the short half-life of our product; language barriers and other difficulties in providing long-distance customer service; potentially increase time to collect accounts receivable; significant currency fluctuations, which could cause third-party distributors to reduce the number of products they purchase from us because the cost of our products to them could fluctuate relative to the price they can charge their customers; reduced protection of intellectual property rights in some foreign countries; and the possibility that contractual provisions governed by foreign laws would be interpreted differently than intended in the event of a contract dispute.  Any future foreign sales of our products could also be adversely affected by export license requirements, the imposition of governmental controls, political and economic instability, trade restrictions, changes in tariffs, and difficulties in staffing and managing foreign operations.  Many of these factors may also affect our ability to import Cesium-131 from Russia under our contract with UralDial.

Our Ability To Expand Operations And Manage Growth Is Uncertain.  Our efforts to expand our operations will result in new and increased responsibilities for management personnel and will place a strain upon the entire company.  To compete effectively and to accommodate growth, if any, we may be required to continue to implement and to improve our management, manufacturing, sales and marketing, operating and financial systems, procedures and controls on a timely basis and to expand, train, motivate and manage our employees.  There can be no assurance that our personnel, systems, procedures, and controls will be adequate to support our future operations.  If the Proxcelan Cesium-131 seed were to rapidly become the "seed of choice," it is unlikely that we could immediately meet demand.  We could experience significant cash flow difficulties and may have difficulty obtaining the working capital required to manufacture our products at those levels.  This could cause customer discontent and invite competition.  There can be no assurance that our personnel, systems, procedures, and controls will be adequate to immediately react to that growth.

Risks Related to Our Stock and Reporting Requirements

If We Are Unable To Successfully Address The Material Weakness In Our Internal Controls, Our Ability To Report Our Financial Results On A Timely And Accurate Basis May Be Adversely Affected.  Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results could be harmed.  We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement.  In its assessment of the effectiveness in internal control over financial reporting as of June 30, 2011, the Company determined that there were deficiencies that together constituted a material weakness.  Specifically, the Company did not maintain adequate segregation of finance and accounting duties, did not have a Chief Financial Officer, and did not have a human resources manager with appropriate training and experience.  The Company continues the implementation of the remediation plan to address the material weakness described above, along with the deficiencies also identified in the assessment, which are described under Item 9A below.  Specifically, in June 2011, a vacant accounting position at the Company's operating subsidiary was filled to address issues with segregation of duties, and the Company is assessing additional steps that may be taken in fiscal year 2012 to improve internal controls.  We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Our Reporting Obligations As A Public Company Are Costly.  Operating a public company involves substantial costs to comply with reporting obligations under federal securities laws that have continued to increase as provisions of the Sarbanes Oxley Act of 2002 have been implemented.  Section 404(b) reporting obligations were permanently exempted through legislation passed in July 2010.

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

The Price Of Our Common Stock May Be Adversely Affected By The Future Issuance And Sale Of Shares Of Our Common Stock Or Other Equity Securities.  We cannot predict the size of future issuances or sales of our common stock or other equity securities future acquisitions or capital raising activities, or the effect, if any, that such issuances or sales may have on the market price of our common stock. The issuance and sale of substantial amounts of common stock or other equity securities or announcement that such issuances and sales may occur, could adversely affect the market price of our common stock.

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

Future Sales By Shareholders, Or The Perception That Such Sales May Occur, May Depress The Price Of Our Common Stock. The sale or availability for sale of substantial amounts of our shares in the public market, including shares issuable upon conversion of outstanding preferred stock or exercise of common stock warrants and options, or the perception that such sales could occur, could adversely affect the market price of our common stock and also could impair our ability to raise capital through future offerings of our shares.  As of June 30, 2011, we had 26,443,118 outstanding shares of common stock, and the following additional shares were reserved for issuance: 2,418,806 shares upon exercise of outstanding options, 3,819,185 shares upon exercise of outstanding warrants, and 59,065 shares upon conversion of preferred stock.  Any decline in the price of our common stock may encourage short sales, which could place further downward pressure on the price of our common stock and may impair our ability to raise additional capital through the sale of equity securities.

The Issuance Of Shares Upon Exercise Of Derivative Securities May Cause Immediate And Substantial Dilution To Our Existing Shareholders.  The issuance of shares upon conversion of the preferred stock and the exercise of common stock warrants and options may result in substantial dilution to the interests of other shareholders since these selling shareholders may ultimately convert or exercise and sell all or a portion of the full amount issuable upon exercise.  If all derivative securities were converted or exercised into shares of common stock, there would be approximately an additional 6,300,000 shares of common stock outstanding as a result.  Warrants to purchase approximately 2.8 million shares are exercisable at any time at approximately a ten percent (10%) discount to the market price at the time of the filing of this Report.  The issuance of these shares will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

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

We Do Not Expect To Pay Any Dividends For The Foreseeable Future.  We do not anticipate paying any dividends to our shareholders for the foreseeable future except for dividends on the Series B Preferred Stock which we intend to pay on or before December 31, 2011 if required to comply with the Form S-3 eligibility requirements.  Shareholders must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur.  Any determination to pay dividends in the future will be made at the discretion of our Board of Directors and will depend on our results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable laws and other factors that our Board deems relevant.

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

ITEM 2 – PROPERTIES

The Company's executive offices are located at 350 Hills Street, Suite 106, Richland, WA 99354, (509) 375-1202, where IsoRay currently leases approximately 15,900 square feet of office and laboratory space for approximately $23,100 per month plus monthly janitorial expenses of approximately $430 from Energy Northwest, the owner of the Applied Process Engineering Laboratory (the APEL facility).  The Company is not affiliated with this lessor.  The monthly rent is subject to annual increases based on the Consumer Price Index.  The current lease was entered into in May 2010, expires on April 30, 2013, and has one additional three-year renewal option remaining.

The Company's management believes that all facilities occupied by the Company are adequate for present requirements, and that the Company's current equipment is in good condition and is suitable for the operations involved.

ITEM 3 – LEGAL PROCEEDINGS

The Company is not involved in any material legal proceedings as of the date of this Report.

ITEM 4 – [REMOVED AND RESERVED]

PART II

ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Articles of Incorporation provide that the Company has the authority to issue 200,000,000 shares of capital stock, which are currently divided into two classes as follows: 193,000,000 shares of common stock, par value of $0.001 per share; and 7,000,000 shares of preferred stock, par value of $0.001 per share.  As of September 20, 2011, we had 26,493,118 outstanding shares of Common Stock and 59,065 outstanding shares of Preferred Stock.

On April 19, 2007, our common stock began trading on the American Stock Exchange (now the NYSE Amex) under the symbol "ISR."  Even though we have obtained our NYSE Amex listing, there is still limited trading activity in our securities.

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for our common stock as reported on the NYSE Amex.

Year ended June 30, 2011	High	Low
First quarter	$1.48	$1.00
Second quarter	1.55	1.07
Third quarter	1.52	1.02
Fourth quarter	1.23	0.88

Year ended June 30, 2010	High	Low
First quarter	$1.65	$0.23
Second quarter	1.21	0.72
Third quarter	1.58	0.82
Fourth quarter	1.58	1.02

The Company has never paid any cash dividends on its Common Stock and does not plan to pay any cash dividends in the foreseeable future.  On December 7, 2010, the Board of Directors declared a dividend on the Series B Preferred Stock of all outstanding and cumulative dividends through December 31, 2010.  There is no Series A Preferred Stock outstanding.  The total Series B accrued dividends of $10,632 were paid as of December 31, 2010.   At June 30, 2011, there were 59,065 Series B preferred shares outstanding and cumulative dividends in arrears were $5,316.  There is no Series A or Series C Preferred Stock outstanding.

As of August 31, 2011, we had approximately 275 shareholders of record, exclusive of shares held in street name.  The closing price of our common stock was $1.01 on September 23, 2011.

Equity Compensation Plans

On May 27, 2005, the Company adopted the 2005 Stock Option Plan (the Option Plan) and the 2005 Employee Stock Option Plan (the Employee Plan), pursuant to which it may grant equity awards to eligible persons.  On August 15, 2006, the Company adopted the 2006 Director Stock Option Plan (the Director Plan) pursuant to which it may grant equity awards to eligible persons.  Each of the Plans has subsequently been amended.  The Option Plan allows the Board of Directors to grant options to purchase up to 1,800,000 shares of common stock to directors, officers, key employees and service providers of the Company, and the Employee Plan allows the Board of Directors to grant options to purchase up to 2,000,000 shares of common stock to officers and key employees of the Company.  The Director Plan allows the Board of Directors to grant options to purchase up to 1,000,000 shares of common stock to directors of the Company.  Options granted under all of the Plans have a ten year maximum term, an exercise price equal to at least the fair market value of the Company's common stock (based on the trading price on the NYSE Amex) on the date of the grant, and with varying vesting periods as determined by the Board.

As of June 30, 2011, the following options had been granted under the option plans.

	Number of	Weighted-	Number of
	securities to	average	securities
	be issued on	exercise	remaining
	exercise of	price of	available for
	outstanding	outstanding	future
	options,	options,	issuance
	warrants,	warrants,	under equity
	and rights	and rights	compensation
Plan Category	#	$	plans
Equity compensation plans approved by shareholders	N/A	N/A	N/A
Equity compensation plans not approved by shareholders	2,423,806	$1.78	1,327,612

Total	2,423,806	$1.78	1,327,612

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

On April 22, 2010 we entered into a Sales Agreement (the "Agreement") with C.K. Cooper & Company, Inc. ("CKCC"), which was amended on July 29, 2010.  On October 1, 2010 the Company instructed CKCC to commence sales via placement notice permitting "at the market" sales of common stock through October 31, 2010.  CKCC sold 304,227 shares of common stock on behalf of the Company receiving $250,632 in equity net of offering costs of $118,149 ($7,301 in commissions, $110,276 in legal and accounting expenses, and $571 in other costs).  The offering of Shares pursuant to the Agreement, as amended, terminated on December 31, 2010.

There was no material change in the use of proceeds from our public offering as described in our final prospectus filed with the SEC pursuant to Rule 424 (b).  All proceeds from this offering had been used as of June 30, 2011 as described in the table below.

No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

On November 22, 2010, a securities purchase agreement was executed between an institutional investor and the Company for 2,250,000 shares of common stock with Aurora Capital acting as the placement agent for the transaction.  As part of the transaction, the investor received four series of warrants (collectively, the "Warrants").  The Series A and Series C Warrants were amended and restated via an Amendment Agreement dated December 27, 2010, and the Series C Warrants were further amended and restated via an Amendment Agreement dated March 31, 2011.

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

The Series B Warrants expired without being exercised.

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

There was no material change in the use of proceeds from our public offering as described in our final prospectus filed with the SEC pursuant to Rule 424 (b). Through June 30, 2011 we had begun to use the net proceeds consistent with the use of proceeds from our public offering as described in our final prospectus filed with the SEC pursuant to Rule 424 (b) and as further described in the table below, and invested the remaining net proceeds in cash and cash equivalents.

No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

The net cash received from the public offerings is:
Proceeds from sales of common stock, pursuant to registered public offering, net	$2,219,306
Proceeds from sales of common stock, pursuant to at the market offering, net	250,632
Proceeds from sales of common stock, pursuant to exercise of Series A warrants, net	475,000
Total proceeds from public offerings through June 30, 2011	$2,944,398

Proceeds used in the year ended June 30, 2011:
Repayment of indebtedness	$128,945
Purchase and installation of machinery and equipment	61,212
Indirect payment to directors and officers for database development	62,401
Direct payments of salaries to directors and officers	175,781
Working capital	403,806
Total proceeds used in the year ended June 30, 2011	$832,145

ITEM 6 – SELECTED FINANCIAL DATA

As a smaller reporting company, the Company is not required to provide Item 6 disclosure in this Annual Report.

ITEM 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

Management's discussion and analysis of the Company's financial condition and results of operations is based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities.  On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, inventories, accrued liabilities, and contingencies.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

At June 30, 2011, all of the Company's financial assets and liabilities are accounted and reported at fair value using Level 1 inputs.

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

Accounts Receivable

Accounts receivable are stated at the amount that management of the Company expects to collect from outstanding balances.  Management provides for probable uncollectible amounts through an allowance for doubtful accounts.  Additions to the allowance for doubtful accounts are based on management's judgment, considering historical write-offs, collections and current credit conditions.  Balances which remain outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to the applicable accounts receivable.  Payments received subsequent to the time that an account is written off are considered bad debt recoveries.

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

Deferred Financing Costs

Financing costs related to the acquisition of debt are deferred and amortized over the term of the related debt using the effective interest method. Deferred financing costs include the fair value of common shares issued to certain shareholders for their guarantee of certain Company debt in accordance with (ASC) 820 Capitalization of Interest and (ASC) 230 Statement of Cash Flows.  The value of the shares issued was the estimated market price of the shares as of the date of issuance.  Amortization of deferred financing costs, totaling $ 13,277 and $14,909 for the years ended June 30, 2011 and 2010, respectively, is included in financing expense on the statements of operations.

Deferred financing costs related the creation of warrant liabilities as the result of the issuance of shares of common stock are deferred and amortized over the term of the related warrant on a straight-line basis.  Deferred financing cost related to the creation of the warrant liability was recorded on a proportionate basis with the aggregate amount of the total offering.  Amortization of deferred financing costs, totaling $193,052 and none for the years ended June 30, 2011, and 2010, respectively is included in financing and interest expense on the consolidated statements of operations.  Deferred financing costs were fully amortized at the year ended June 30, 2011.

Licenses

Amortization of licenses is computed using the straight-line method over the estimated economic useful lives of the assets.

Amortization of licenses was $11,721 and $11,867 for the years ended June 30, 2011 and 2010, respectively.  Based on the licenses recorded at June 30, 2011, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for each fiscal year ending June 30 is expected to be as follows:  $11,721 for 2012, $0 for all years thereafter.

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

Amortization of other assets was $15,129 and $16,861 for the years ended June 30, 2011 and 2010 respectively.  Based on the patents and other intangible assets recorded in other assets at June 30, 2011, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for each fiscal year ending June 30 is expected to be as follows: $15,139 for each year 2012 through 2016 and $127,498 thereafter.

Asset Retirement Obligation

The fair value of the future retirement costs of the Company's leased assets are recorded as a liability on a discounted basis when they are incurred and an equivalent amount is capitalized to property and equipment.  The initial recorded obligation is discounted using the Company's credit-adjusted risk free-rate and is reviewed periodically for changes in the estimated future costs underlying the obligation.  The Company amortizes the initial amount capitalized to property and equipment and recognizes accretion expense in connection with the discounted liability over the estimated remaining useful life of the leased assets.

In September 2007, an asset retirement obligation of $473,096 was established representing the discounted cost of the Company's estimate of the obligations to remove any residual radioactive materials and all leasehold improvements at the end of the lease term at its new production facility.  The estimate was developed by qualified production personnel and the general contractor of the new facility.  The Company has reviewed the estimate again based on its experience with decommissioning its old facility and believes that the original estimate continues to be applicable.

During the years ended June 30, 2011 and 2010, the asset retirement obligations changed as follows:

	2011	2010
Beginning balance	$605,391	$553,471
Accretion of discount	56,790	51,920

Ending balance	$662,181	$605,391

Because the Company does not expect to incur any expenses related to its asset retirement obligations in fiscal year 2012, the entire balance as of June 30, 2011 is classified as a noncurrent liability.

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

The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and notes payable, approximated their fair values at June 30, 2011 and 2010.

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

Revenue for the fiscal years ended June 30, 2011 and 2010 was derived primarily from sales of the Proxcelan Cs-131 brachytherapy seed, which is used in the treatment of cancer.  The Company recognizes revenue once the product has been shipped to the customer.  Prepayments, if any, received from customers prior to the time that products are shipped are recorded as deferred revenue. In these cases, when the related products are shipped, the amount recorded as deferred revenue is then recognized as revenue.  The Company accrues for sales returns and other allowances at the time of shipment.  Although the Company does not have an extensive operating history upon which to develop sales returns estimates, we have used the expertise of our management team, particularly those with extensive industry experience and knowledge, to develop a proper methodology.

Product Returns and Allowances

The Company as part of normal operations allows for customers to receive credit for patient procedures cancelled after shipping to the customer for a variety of criteria.  These criteria include but are not limited to a physical symptom on the date of procedure that interferes with the patient's ability to go forward with the procedure, discovery that a patient's condition is beyond treatment during surgery and other criteria as determined acceptable by management.

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

Research and Development Reimbursement

Research and development reimbursement recorded during the year ended June 30, 2011is the amount of cost recoverable as part of the grants related to the Qualified Therapeutic Discovery Project received by the Company in October 2010.  The grants allowed for "Qualified Investments" to be recovered at 50% of the amounts expended up to the specified limits by tax year.

Legal Contingencies

In the ordinary course of business, the Company is involved in legal proceedings involving contractual and employment relationships, product liability claims, patent rights, environmental matters, and a variety of other matters.  The Company is also subject to various local, state, and federal environmental regulations and laws due to the isotopes used to produce the Company's product.  As part of normal operations, amounts are expended to ensure that the Company is in compliance with these laws and regulations.  While there have been no reportable incidents or compliance issues, the Company believes that if it relocates its current production facilities then certain decommissioning expenses will be incurred and has recorded an asset retirement obligation for these expenses.

The Company records contingent liabilities resulting from asserted and unasserted claims against it, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable.  Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts.  Therefore, actual losses in any future period are inherently uncertain.  Currently, the Company does not believe any probable legal proceedings or claims will have a material adverse effect on its financial position or results of operations.  However, if actual or estimated probable future losses exceed the Company's recorded liability for such claims, it would record additional charges as other expense during the period in which the actual loss or change in estimate occurred.

Income Taxes

Income taxes are accounted for under the liability method.  Under this method, the Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years based on the reporting of certain costs in different periods for financial statement and income tax purposes.  This method also requires the recognition of future tax benefits such as net operating loss carry-forwards, to the extent that realization of such benefits is more likely than not.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment of the change.  Management has determined that the Company, its subsidiary, and its predecessors are subject to examination of their income tax filings in the United States and state jurisdictions for the 2009 through 2011 tax years.  In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

Income (Loss) Per Common Share

Basic earnings per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents, including preferred stock, common stock warrants or options that are potentially convertible into common stock as those would be anti-dilutive due to the Company's net loss position.

Securities that could be dilutive in the future as of June 30, 2011 and 2010 are as follows:

	2011	2010
Preferred stock	59,065	59,065
Common stock warrants	3,819,185	3,165,768
Common stock options	2,423,806	2,274,706

Total potential dilutive securities	6,302,056	5,499,539

Subsequent Events

Effective April 1, 2009, the Company adopted ASC 855 Subsequent Events.  This Statement establishes the accounting for, and disclosure of, material events that occur after the balance sheet date, but before the financial statements are issued.  In general, these events will be recognized if the condition existed at the date of the balance sheet, and will not be recognized if the condition did not exist at the balance sheet date.  Disclosure is required for non-recognized events if required to keep the financial statements from being misleading.  The guidance in this Statement is very similar to current guidance provided in accounting literature and, therefore, will not result in significant changes in practice.  Subsequent events have been evaluated through the date our financial statements were issued—the filing time and date of our 2011 Annual Report on Form 10-K.

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

Results of Operations

Financial Presentation

The following sets forth a discussion and analysis of the Company's financial condition and results of operations for the two years ended June 30, 2011 and 2010.  This discussion and analysis should be read in conjunction with our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.  The following discussion contains forward-looking statements.  Our actual results may differ significantly from the results discussed in such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Item 1A — Risk Factors," beginning on page 24 of this Annual Report on Form 10-K.

Year ended June 30, 2011 compared to year ended June 30, 2010

Product sales.  The Company generated revenue of $5,238,973 for the year ended June 30, 2011  compared to revenue of $5,286,084 for the year ended June 30, 2010, a decrease of $47,111 or 0.89%.

While total revenue decreased 0.89% in the year ended June 30, 2011 compared to the year ended June 30, 2010, the Company experienced growth of approximately 139% in the new treatment modalities.  These new treatment modalities including lung, colorectal, head and neck, chest wall, ocular melanoma, vaginal cuff and brain which increased from 3% of total revenue during the year ended June 30, 2010 to 8% of total revenue during the year ended June 30, 2011.  Additionally, the Company experienced an increase of 1.74% in the total number of cases for the year ended June 30, 2011 as compared to the year ended June 30, 2010.

Management believes that the overall market for prostate brachytherapy has received increased pressure from other treatment options with higher reimbursement rates such as intensity-modulated radiation therapy (IMRT) as revenue generated from treating this modality decreased from 97% of total revenue in the fiscal year ended June 30, 2010 to 92% of total revenue in the fiscal year ended June 30, 2011.

 Management has continued its focus on the new treatment modalities as they are expected to become a larger portion of the total revenue in the future.

Cost of product sales.  Cost of product sales was $4,081,556 for the year ended June 30, 2011 compared to cost of product sales of $4,560,287 for the year ended June 30, 2010.

The Company continued to streamline manufacturing processes which resulted in the reduction of cost of product sales of $478,731 or 11% for the year ended June 30, 2011 as compared to the year ended June 30, 2010.  The fiscal year over fiscal year cost reduction of $478,731 was impacted primarily by research and development projects undertaken by management in the year ended June 30, 2011.  These research and development efforts utilized personnel and materials of the Company whose related cost were transferred to the research and development operating expense.  These cost reductions are not expected to be ongoing in nature as the research and development projects were substantially complete at June 30, 2011.

These costs savings in the year ended June 30, 2011 included a decrease of approximately $40,000 in depreciation and amortization expense as assets reached the end of their depreciable lives, a decrease in materials expense of approximately $38,000 as materials from production were utilized in research and development projects with the cost being reclassified to reflect the consumption of these materials and a decrease of approximately $363,000 in payroll and benefits expense as personnel were utilized in executing research and development projects with the cost being reclassified.

Gross margin.  Gross margin was $1,157,417 for the year ended June 30, 2011 compared to a gross margin of $725,797 for the year ended June 30, 2010.  The improvement of $431,620 or 59% was due to the utilization of production personnel on the research and development projects described above and continued reductions in production costs in addition to more efficient use of manufacturing resources in the year ended June 30, 2011.

Research and development expenses.  Research and development expenses for the year ended June 30, 2011 were $981,186 which represents an increase of $640,227 or approximately 188% more than the research and development expenses of $340,959 for the year ended June 30, 2010.

The cost increase of approximately $640,000 in the fiscal year ended June 30, 2011 was primarily due to a increase in payroll and benefits expense of $368,000 and an increase in other organs research expense of $455,000 as the result of the new modality research undertaken that was partially offset by a decrease of $193,000 in protocol expense as protocols that the Company was involved in have ended.

Research and development reimbursement.  Research and development reimbursement for the year ended June 30, 2011 was $515,853 as the result of grants received during October 2010 as part of the Qualified Therapeutic Discovery Project administered by the Internal Revenue Service under the Patient Protection and Affordable Care Act (Public Law 111-148).  There was no research and development reimbursement received in the year ended June 30, 2010.

Sales and marketing expenses.  Sales and marketing expenses were $1,232,188 for the year ended June 30, 2011 compared to sales and marketing expenses of $1,953,598 for the year ended June 30, 2010, which represents a decrease of $721,410 or 37%.

The decrease of approximately $721,000 is primarily the net result of a reduction in wages, benefits, related taxes and share-based compensation of $278,000 that is related to both temporary and permanent attrition of personnel as well as the forfeiture of related equity stock options; a decrease of $65,000 in travel that is a result of temporary attrition and improved trip planning; a reduction of $209,000 in marketing, advertising, conventions and tradeshow expenses as management continues to evaluate the cost effectiveness of these items on a case by case basis; and consulting expense was reduced by approximately $110,000 as consulting agreements expired and were not renewed.

General and administrative expenses.  General and administrative expenses for the year ended June 30, 2011 were $2,422,884 compared to general and administrative expenses of $2,440,140 for the year ended June 30, 2010.

The decrease of approximately $17,000 is primarily the net result of decreased wages, benefits, related taxes and share-based compensation of $32,000 as the result of a temporary reduction in staff; decreased other expense in the amount of $78,000 that was the result of a decrease in bad debt expense that is partially offset by the withdrawal of a business and occupation tax credit from prior years; an increased consulting expense of $57,000 primarily to temporarily fill the reduced staffing; and an increased public company expense of $44,000 that was primarily the result of additional share listing expenses.

Operating loss.  In the year ended June 30, 2011, the Company had an operating loss of $2,962,988 compared to $4,008,900 for the year ended June 30, 2010, a decrease of $1,045,912 or 26%.  The Company's operating loss reduction of approximately $1.05 million was achieved through savings in cost of product sales of $479,000, sales and marketing of $721,000, and general and administrative of $18,000 and partially offset by an increase in research and development expense that is net of the research and development reimbursement in the amount of $124,000.

Interest income.  Interest income was $3,381 for the year ended June 30, 2011 compared to interest income of $11,433 for the year ended June 30, 2010.  The decrease of $8,052 or 70% is the result of lower average cash balances during the year ended June 30, 2011 in combination with decreased interest rates.

Gain on the fair value of warrant liability.    There was a gain on the warrant liability for the year ended June 30, 2011 in the amount of $334,000 as compared to no gain for the year ended June 30, 2010.  The gain of $334,000 for the year ended June 30, 2011 was the result of the recording of warrant liabilities related to warrants issued in combination with a stock issuance that occurred in November 2010.  This gain represents the net fair value adjustments to the warrant liability during the year ended June 30, 2011.  The warrant liability was fully extinguished during the year ended June 30, 2011.

Financing and interest expense.  Financing and interest expense for the year ended June 30, 2011 was $216,606 compared to $36,389 for the year ended June 30, 2010, an increase of $180,217 or 495%.

Financing expense included interest expense of approximately $9,400 and $21,000 for the years ended June 30, 2011 and 2010, respectively, a decrease of $11,600.  The decrease is due to the decreased debt balances in the year ended June 30, 2011.

The remaining balance of financing expense represents the amortization of deferred debt financing costs of approximately $13,300 and $14,900 for the years ended June 30, 2011 and 2010, respectively, and the amortization of deferred equity financing costs of approximately $193,100 and none for the years ended June 30, 2011 and 2010, respectively.

Liquidity and capital resources.  The Company has historically financed its operations through the sale of common stock and the issuance of related common stock warrants.  During fiscal year 2011, the Company used existing cash reserves and cash received through sales of common stock to fund its operations and capital expenditures.

Cash flows from operating activities

Cash used in operating activities was approximately $2.2 million in fiscal year 2011 compared to approximately $2.7 million in fiscal year 2010, a decrease of approximately $460,000.  Cash used by operating activities is net loss adjusted for non-cash items and changes in operating assets and liabilities.

The reduction of net cash used by operating activities of $460,000 is attributable to the reduction of the Company's net loss of $1.2 million with an offsetting reduction in non cash charges of $250,000 in fiscal year 2011 compared to fiscal year 2010 and a reduction of $490,000 in operating assets and liabilities in the fiscal year 2011 compared to the fiscal year 2010.

Cash flows from investing activities

Cash used by investing activities was approximately $160,000 for the year ended June 30, 2010 and provided by investing activities was approximately $1.6 million for the year ended June 30, 2010.  Cash expenditures for fixed assets were approximately $137,000 in fiscal year 2011 and approximately $22,000 in fiscal year 2010.  The short-term investments of the Company matured in the year ended June 30, 2010 and provided approximately $1.7 million of cash proceeds.

Cash flows from financing activities

Cash provided in financing activities was approximately $2.8 million for the year ended June 30, 2011 and cash used in financing activities was approximately $270,000 for the year ended June 30, 2010.  Cash provided in financing activities was provided primarily through sales of common stock reduced by the payment of debt and preferred dividends in the year ended June 30, 2011.  Cash used in financing activities was used mainly for payments of debt, preferred dividends and the cash payment of stock offering costs during the year ended June 30, 2010.

Use of Proceeds

On April 22, 2010 we entered into a Sales Agreement (the "Agreement") with C.K. Cooper & Company, Inc. ("CKCC"), which was amended on July 29, 2010.  On October 1, 2010 the Company instructed CKCC to commence sales via placement notice permitting "at the market" sales of common stock through October 31, 2010.  CKCC sold 304,227 shares of common stock on behalf of the Company receiving $250,632 in equity net of offering costs of $118,149 ($7,301 in commissions, $110,276 in legal and accounting expenses, and $571 in other costs).  The offering of Shares pursuant to the Agreement, as amended, terminated on December 31, 2010.

There was no material change in the use of proceeds from our public offering as described in our final prospectus filed with the SEC pursuant to Rule 424 (b).  All proceeds from this offering had been used as of June 30, 2011 as described in the table below.

On November 22, 2010, a securities purchase agreement was executed between an institutional investor and the Company for 2,250,000 shares of common stock with Aurora Capital acting as the placement agent for the transaction.  As part of the transaction, the investor received four series of warrants (collectively, the "Warrants").  The Series A and Series C Warrants were amended and restated via an Amendment Agreement dated December 27, 2010, and the Series C Warrants were further amended and restated via an Amendment Agreement dated March 31, 2011.

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

The November 2010 offering yielded net cash of $2,026,255 which was net of offering costs of $223,745 ($112,500 of commission expense, $108,927 of legal and accounting expense and $2,318 of other costs).  Warrant liabilities in the amount of $1,724,000 were established related to Series A, B, and C warrants.  Deferred financing costs of $193,051 were established related to the warrant liabilities for Series A, B, and C warrants.

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

The Series B Warrants expired without being exercised.

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

There was no material change in the use of proceeds from our public offering as described in our final prospectus filed with the SEC pursuant to Rule 424 (b). Through June 30, 2011 we had begun to use the net proceeds from our public offering as described in our final prospectus filed with the SEC pursuant to Rule 424 (b) and as further described in the table below, and invested the remaining net proceeds in cash and cash equivalents.

No offering expenses in either offering were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

The net cash received from the public offerings is:
Proceeds from sales of common stock, pursuant to registered public offering, net	$2,219,306
Proceeds from sales of common stock, pursuant to at the market offering, net	250,632
Proceeds from sales of common stock, pursuant to exercise of Series A warrants, net	475,000
Total proceeds from public offerings through June 30, 2011	$2,944,398

Proceeds used in the year ended June 30, 2011:
Repayment of indebtedness	$128,945
Purchase and installation of machinery and equipment	61,212
Indirect payments to directors and officers for database development	62,401
Direct payments of salaries to directors and officers	175,781
Working capital	403,806
Total proceeds used in the year ended June 30, 2011	$832,145

Current Liquidity and Capital Resources

At June 30, 2011, cash and cash equivalents amounted to $2,112,254 compared to $1,678,869 of cash and cash equivalents at June 30, 2010.

The Company had approximately $2.0 million of cash on hand as of September 13, 2011.  As of that date management believed that the Company's monthly required cash operating expenditures were approximately $185,000 which represents a decrease of approximately $38,000 from average monthly cash operating expenditures in fiscal year 2010.  Management believes that less than $200,000 will be spent on capital expenditures for the entire fiscal year 2012, but there is no assurance that unanticipated needs for capital equipment may not arise.

The Company's loan facility with the Hanford Area Economic Investment Fund Committee (HAEIFC) was paid during the fiscal year ended June 30, 2011.  The Company's loan with the Benton-Franklin Economic Development District matured and was paid during the fiscal year ended June 30, 2010.  The Company has no remaining loan facilities outstanding as of the year ended June 30, 2011.

During fiscal year 2012, the Company intends to continue its existing protocol studies and begin new protocol studies as new treatments using Cs-131 are developed.  Currently, the Company has budgeted approximately $150,000 in fiscal year 2012 for protocol expenses relating to lung cancer as well as continued work on the dual therapy prostate protocols.  These expenditures may include maintenance costs for the online data collection system developed during the fiscal year ended June 30, 2011 and deployed during the Summer of 2011.  The developer of this online data collection system meets the definition of a related party as it is a company owned by the Chief Executive Officer.  All development efforts were approved by the Board of Directors and the CEO recused himself from the process due to his conflict of interest.

Based on the foregoing assumptions, management believes cash and cash equivalents on hand at June 30, 2011 should be sufficient to meet our anticipated cash requirements for operations, debt service, and capital expenditure requirements through April 30, 2012.

Management plans to attain breakeven and generate additional cash flows by increasing revenues from the Company's existing treatment applications of the Cs-131 brachytherapy seed to both new and existing customers (through our direct sales channels and through our distributors), while expanding into new market applications and continuing to maintain the Company's focus on cost control.

Additionally, management plans to increase revenue through the addition of the FDA cleared GliaSite® radiation therapy system to the Company product line through their direct sales channels and through a European distributor.  This product will be utilized in the treatment of Glioblastoma multiforme which is the most common and aggressive primary brain cancer in humans.

Management believes the Company will reach breakeven with revenues of approximately $750,000 per month with cashflow breakeven from operations being reached at approximately $700,000.  However, there can be no assurance that the Company will attain profitability or that the Company will be able to attain its revenue targets. Sales in the prostate market have not shown the growth necessary to breakeven during the past two fiscal years and declined during the year ended June 30, 2011.

As management has focused on expanding into head and neck, colorectal, lung and brain applications and experienced growth in sales for non-prostate applications in excess of 130% comparing fiscal year 2011 to fiscal year 2010, management believes the Company will need to continue to raise additional capital for protocols, marketing staff, production staff and production equipment as it continues to gain market share.

In fiscal year 2011, management sold common stock pursuant to both an "at the market" offering and through a direct registered offering as described below.  Management plans to seek to sell additional common stock through an underwritten offering in fiscal 2012 but there is no assurance that an offering will be completed.  The Company has an effective Form S-3 shelf offering registration statement available for this purpose.

The Company may also finance its future cash needs through solicitation of warrant holders to exercise their warrants at potentially reduced exercise prices, possible strategic collaborations, debt financing or through other sources that may be dilutive to existing shareholders but as the Company now has insufficient capital to fund operations through the end of the current fiscal year, it may need to offer more substantial discounts.  Management anticipates that if it raises financing that it will be at a discount to the market price of common stock and dilutive to shareholders. Any financing resulting in a dilution to shareholders in excess of approximately 10% of the market price must first be approved by one of the Company's institutional investors and there is no assurance they would approve this dilutive financing.  Of course, funding may not be available to us on acceptable terms, or at all. If the Company is unable to raise additional funds, it will have to discontinue or significantly curtail operations.

Long-Term Debt

The Company does not have any loan facilities in place as of June 30, 2011.  The loan facility that was outstanding at June 30, 2010 was from the HAEIFC, which originated in June 2006 with a total facility of $1,400,000, and was reduced in September 2007 to the amount of the Company's initial draw of $418,670.  The principal balance owed on the loan was paid and satisfied in full as of June 30, 2011.

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

Future minimum lease payments under operating leases, including the one remaining three-year renewal of the APEL lease, are as follows:

Year ending June 30,
2012	$284,915
2013	282,390
2014	282,390
2015	282,390
2016	235,324

$1,367,409

The Company is subject to various local, state, and federal environmental regulations and laws due to the isotopes used to produce the Company's product.  As part of normal operations, amounts are expended to ensure that the Company is in compliance with these laws and regulations.  While there have been no reportable incidents or compliance issues, the Company believes that if it relocates its current production facilities then certain decommissioning expenses will be incurred.  An asset retirement obligation was established in the first quarter of fiscal year 2008 for the Company's obligations at its new production facility.  This asset retirement obligation will be for obligations to remove any residual radioactive materials and to remove all leasehold improvements.

The industry that the Company operates in is subject to product liability litigation.  Through its production and quality assurance procedures, the Company works to mitigate the risk of any lawsuits concerning its product.  The Company also carries product liability insurance to help protect it from this risk.

The Company received a Qualify Therapeutic Discovery Project (QTDP) grant in lieu of a QTDP credit for the Company tax years 2010 and 2011.  The costs of the Company associated with these grants are subject to examination as are the tax returns of the Company. While there is no indication that the Internal Revenue Service intends to examine these returns or the costs utilized as the underlying basis for the receipt of the grants funds.  These grant funds are subject to recapture if the associated costs are determined by the Service to not meet the definition of an "Qualified Investment" during an examination.

The Company has no off-balance sheet arrangements.

Inflation

Management does not believe that the current levels of inflation in the United States have had a significant impact on the operations of the Company.  If current levels of inflation hold steady, management does not believe future operations will be negatively impacted.

New Accounting Standards

On July 1, 2010, the Company adopted ASU 2009-13 and this update provides amendments to the criteria in Subtopic 605-25 for separating consideration in multiple-deliverable arrangements. As a result of those amendments, multiple-deliverable arrangements will be separated in more circumstances than under existing U.S. GAAP. The amendments in this Update establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor specific objective evidence nor third-party evidence is available. The amendments in this Update also will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant.  The Company's accounting policies and amounts presented in the financial statements were not impacted by this change.

Effective August 2010, the Company adopted ASU 2010-21 "Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies".  This amendment updates various SEC paragraphs. The Company's accounting policies and amounts presented in the financial statements were not impacted by this change.

Effective August 2010, the Company adopted ASU 2010-22 "Technical Corrections to SEC Paragraph".  This Accounting Standards Update amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics.  This update clarifies presentation requirements for financial statements as part of the SEC Form 10-Q which have not impacted filings to date, however, this clarification may update my impact future filings.  The Company's accounting policies and amounts presented in the financial statements were not impacted by this change.

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

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2011.  Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  However, management believes that our system of disclosure controls and procedures is designed to provide a reasonable level of assurance that the objectives of the system will be met.

Management's Report on Internal Control over Financial Reporting

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. In its assessment of the effectiveness in internal control over financial reporting as of June 30, 2011, the Company determined that there were three deficiencies that in combination constituted a material weakness.

▪
Segregation of Duties - The Company did not employ a sufficient complement of finance and accounting personnel during the last two quarters of 2011 to ensure that there was a proper segregation of incompatible duties related to cash management and financial reporting.  In these two quarters, the Company had a single accounting professional as an employee with the appropriate combination of education and experience to perform the finance and accounting functions that resulted in the creation of inadequate secondary review of key accounting estimates, filings, reports and other documentation to ensure financial information was free of material misstatement or error.  Such a lack of segregation of duties is typical in a Company with limited resources.  Although, the Company's CEO and Board of Directors review the financial statements and would most likely discover a misappropriation of funds, this cannot be assured by the existing system.

▪
Lack of Qualified Management - The Company has not employed a Chief Financial Officer, with appropriate employment terms providing for independence from the influence of executive management and direct access to the Audit Committee, since September 2009.  The lack of a CFO reduces the likelihood of necessary oversight by executive management and the proper function of entity-level controls necessary to mitigate other deficiencies that may exist.

▪
Lack of a Dedicated Human Resource Function – The Company lacks an appropriately trained and experienced human resources function exposing the Company to additional risk relating to employment laws and practices, additional risk related to the timely replacement of key personnel that could impact the Company's ability to continue operations or to timely meet financial reporting filing obligations.

Due to these three deficiencies and the material weakness resulting from the combination of these deficiencies, management concluded that our internal control over financial reporting was not effective as of June 30, 2011.

The Company is in the process of developing and implementing a remediation plan to address the material weaknesses as described above.

The Company has taken the following actions to improve internal control over financial reporting:

▪	In June 2011, the Company filled the open accounting position to address issues with segregation of duties.
▪	The Company plans to continue to enhance staff knowledge through continued training and periodic reviews.

In light of the aforementioned material weakness, management conducted a thorough review of all significant or non-routine transactions and adjustments for the year ended June 30, 2011.  As a result of this review, management believes that there are no material inaccuracies or omissions of material fact and to the best of its knowledge, believes that the consolidated financial statements for the year ended June 30, 2011 fairly present in all material respects the financial condition and results of operations for the Company in conformity with U.S. generally accepted accounting principles.

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

ITEM 9B – OTHER INFORMATION

There were no items required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year ended June 30, 2011 that have not been already disclosed on a Form 8-K filed with the SEC.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Each member of the Board of Directors serves a one-year term and is subject to reelection at the Company's Annual Meeting of Shareholders held each year.

Board Committees

The Board has established an Audit Committee consisting of Thomas LaVoy (Chairman), Robert Kauffman, and Albert Smith; a Compensation Committee consisting of Albert Smith (Chairman) and Robert Kauffman; and a Nominating Committee consisting of Robert Kauffman (Chairman), Thomas LaVoy, and Albert Smith.  No other committees have been formed.

Audit Committee

The Audit Committee was established on December 8, 2006, the date on which its Charter was adopted.  The Audit Committee Charter lists the purposes of the Audit Committee as overseeing the accounting and financial reporting processes of the Company and audits of the financial statements of the Company and providing assistance to the Board of Directors in monitoring (1) the integrity of the Company's financial statements, (2) the Company's compliance with legal and regulatory requirements, (3) the independent auditor's qualifications and independence, and (4) the performance of the Company's internal audit function, if any, and independent auditor.

The Board of Directors has determined that Mr. LaVoy and Mr. Kauffman are each an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-K promulgated by the Securities and Exchange Commission, and each Audit Committee member is independent under applicable NYSE Amex standards.  The Board's conclusions regarding the qualifications of Mr. LaVoy as an audit committee financial expert were based on his service as a chief financial officer of a public company, his experience as a certified public accountant and his degree in accounting.  The Board's conclusions regarding the qualifications of Mr. Kauffman as an audit committee financial expert were based on his service as a chief executive officer of multiple public companies, his active supervision of the principal financial and accounting officers of the public companies for which he served as chief executive officer, and his M.B.A. in Finance.

Executive Officers and Directors

The executive officers and directors serving the Company as of June 30, 2011 were as follows:

Name	Age	Position Held	Term*
Dwight Babcock	63	Chairman, Chief Executive Officer	Annual
Brien Ragle	42	Controller, Principal Financial and Accounting Officer
Robert Kauffman	71	Vice-Chairman	Annual
Thomas LaVoy	51	Director	Annual
Albert Smith	67	Director	Annual
Fredric Swindler	64	Vice-President, Regulatory and Quality Affairs
William Cavanagh III	45	Vice President, Research and Development

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

Brien Ragle – Mr. Ragle has over 15 years of finance and accounting experience, including financial reporting, and cost, project, and management accounting in addition to performing operational analysis.  Mr. Ragle became IsoRay's Controller in October 2009.  Before joining IsoRay in January 2007 as Cost Accounting Manager, Mr. Ragle was employed by BNG America, LLC, a wholly-owned subsidiary of Energy Solutions, LLC (ES) from 2005 to 2006 as a Project Accounting Manager and from 2000 to 2004 as a Business Unit Controller by SCM Consultants, Inc, a wholly-owned subsidiary of Tetra Tech, Inc (TTEK).  Mr. Ragle holds Bachelor of Arts degrees in Business Administration, accounting emphasis, and Hospitality Management from Washington State University and is a Certified Public Accountant in the State of Washington.  Mr. Ragle filed for personal bankruptcy under Chapter 13 of the U.S. Bankruptcy Code on January 26, 2011.

Robert Kauffman – Mr. Kauffman has been a Director of the Company since 2005 and was appointed Vice-Chairman of the Company on February 26, 2008.  Mr. Kauffman has served as Chief Executive Officer and Chairman of the Board of Alanco Technologies, Inc. (OTCBB: ALAN), an Arizona-based information technology company, since July 1, 1998.  Mr. Kauffman was formerly President and Chief Executive Officer of NASDAQ-listed Photocomm, Inc., from 1988 until 1997 (since renamed Kyocera Solar, Inc.).  Photocomm was the nation's largest publicly owned manufacturer and marketer of wireless solar electric power systems with annual revenues in excess of $35 million.  Prior to Photocomm, Mr. Kauffman was a senior executive of the Atlantic Richfield Company (ARCO) whose varied responsibilities included Senior Vice President of ARCO Solar, Inc., President of ARCO Plastics Company and Vice President of ARCO Chemical Company.  Mr. Kauffman earned an M.B.A. in Finance at the Wharton School of the University of Pennsylvania, and holds a B.S. in Chemical Engineering from Lafayette College, Easton, Pennsylvania.  Mr. Kauffman has substantial experience in serving as CEO for public companies, and brings these skills to his service on the Company's Board.

Thomas LaVoy – Mr. LaVoy has been a Director of the Company since 2005.  Mr. LaVoy has served as Chief Financial Officer of SuperShuttle International, Inc., since July 1997 and as Secretary since March 1998.  SuperShuttle is one of the largest providers of shuttle services in major cities throughout the West and Southwest regions of the United States.  He has also served as a director of Alanco Technologies, Inc. (OTCBB: ALAN) since 1998 and presently serves on its audit committee.  From September 1987 to February 1997, Mr. LaVoy served as Chief Financial Officer of NASDAQ-listed Photocomm, Inc.  Mr. LaVoy was a Certified Public Accountant with the firm of KPMG Peat Marwick from 1980 to 1983.  Mr. LaVoy has a Bachelor of Science degree in Accounting from St. Cloud University, Minnesota, and is a Certified Public Accountant.  Mr. LaVoy brings over 25 years of CFO experience for progressively growing companies in multiple industries to his service on the Company's Board.

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

The Company's directors, as named above, will serve until the next annual meeting of the Company's shareholders or until their successors are duly elected and have qualified.  Directors will be elected for one-year terms at the annual shareholders meeting.  There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's board.  There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of the Company's affairs.

There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors is acting on behalf of, or will act at the direction of, any other person.  There are no family relationships among our executive officers and directors.

Significant Employees

A significant employee of our subsidiary, IsoRay Medical, Inc., and his age as of the date of this report are set forth in the table below.  Also provided is a brief description of the experience of our significant employee during the past five years.

Name	Age	Position Held & Tenure
Lane Bray	83	Chief Chemist

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the Exchange Act) requires the Company's directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission (the Commission) initial reports of beneficial ownership and reports of changes in beneficial ownership of our Common Stock.  The rules promulgated by the Commission under Section 16(a) of the Exchange Act require those persons to furnish us with copies of all reports filed with the Commission pursuant to Section 16(a).  The information in this section is based solely upon a review of Forms 3, Forms 4, and Forms 5 received by us.

We believe that IsoRay's executive officers, directors and 10% shareholders timely complied with their filing requirements during the year ended June 30, 2011, except as follows – Dwight Babcock (one Form 4); Robert Kauffman (two Form 4s); Thomas LaVoy (one Form 4); and Brien Ragle (two Form 4s).  Each of these Form 4s was filed late, except for one Form 4 which has not yet been filed for Mr. Kauffman.

Code of Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our officers, directors and employees and a separate Code of Ethics for Chief Executive Officer and Senior Financial Officers that supplements our Code of Conduct and Ethics.  The Code of Conduct and Ethics was previously filed as Exhibit 14.1 to our Form 10-KSB for the period ended June 30, 2006, and the Code of Ethics for Chief Executive Officer and Senior Financial Officers was previously filed as Exhibit 14.2 to this same report.  The Code of Ethics for Chief Executive Officer and Senior Financial Officers is also available to the public on our website at http://www.isoray.com/corporate_governance.  Each of these policies comprises written standards that are reasonably designed to deter wrongdoing and to promote the behavior described in Item 406 of Regulation S-K promulgated by the Securities and Exchange Commission.

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

Summary Compensation Table

							Nonqualified
						Non-equity	deferred
				Stock	Option	incentive plan	compensation	All other
		Salary	Bonus	awards	awards	compensation	earnings	compensation	Total
Name and principal position	Year	($)	($)	($)	($)	(1)	($)	($)	($)
Dwight Babcock	2011	271,000	-	-	84,576	-	-	-	355,576
Chairman and CEO	2010	237,539	25,000	-	136,000	-	-	-	398,539
Frederic Swindler	2011	160,000	-	-	15,224	-	-	-	175,224
VP–QA / RA	2010	160,000	-	-	24,480	-	-	-	184,480
William Cavanagh, III	2011	136,308	11,500	-	19,980	-	-	-	167,788
VP–Research and Development	2010	53,539	-	-	62,820	-	-	-	116,359
Robert Bilella	2011	97,200	102,775	-	3,526	-	-	-	203,501
Territory Sales Manager	2010	97,200	100,650	-	5,610	-	-	-	203,460

▪
Amounts represent the ASC 718, Compensation – Stock Compensation valuation for the fiscal years ended June 30, 2011 and 2010, respectively.  All such options were awarded under one of the Company's stock option plans.  All options awarded (with the exception of Mr. Babcock's stock option grants that were immediately vested on the grant date) vest in three equal annual installments beginning with the first anniversary from the date of grant and expire ten years after the date of grant.  All options were granted at the fair market value of the Company's stock on the date of grant and the Company used a Black-Scholes methodology as discussed in the footnotes to the financial statements to value the options.

Outstanding Equity Awards at Fiscal Year-End

	Option awards
				Equity
				Incentive
				plan awards:
	Number of		Number of	Number of
	securities		securities	securities
	underlying		underlying	underlying
	unexercised		unexercised	unexercised	Option
	options		options	unearned	exercise	Option
	(#)		(#)	options	price	expiration
Name	exercisable		unexercisable	(#)	($)	date

Dwight Babcock,	50,000	(1)	-	-	6.30	03/31/2016
Chairman and CEO	50,000	(1)	-	-	3.80	06/23/2016
	50,000	(1)	-	-	3.11	08/15/2016
	100,000	(1)	-	-	0.75	05/13/2018
	200,000	(1)	-	-	0.26	06/01/2019
	100,000	(1)	-	-	1.43	06/30/2020
	100,000	(1)	-	-	0.99	06/07/2021

Fred Swindler	10,000	(3)	-	-	4.40	03/02/2017
Vice-President, Quality Assurance and	10,000	(4)	-	-	4.14	06/01/2017
Regulatory Affairs	10,000	(5)	-	-	0.65	07/01/2018
	50,000	(6)	-	-	0.26	06/01/2019
	20,000	(7)	-	-	1.43	06/30/2020
	20,000	(8)	-	-	0.99	06/07/2021

William Cavanagh, III	30,000	(9)	-	-	0.84	01/08/2020
Vice-President, Research and Development	35,000	(7)	-	-	1.43	06/30/2020
	35,000	(8)	-	-	0.99	06/07/2021

Robert Bilella	84,236	(3)	-	-	4.15	06/23/2015
Territory Sales Manager	18,000	(6)	-	-	0.26	06/01/2019
	5,000	(7)	-	-	1.43	06/30/2020
	5,000	(8)	-	-	0.99	06/07/2021

(1)	Represents options issued to Mr. Babcock which were all immediately vested and exercisable. The grant dates are 10 years prior to the expiration date in the table above.
(2)	Represents the June 23, 2005 grant, all of which were exercisable as of June 23, 2008.
(3)	Represents the March 2, 2007 grant, all of which were exercisable as of March 2, 2010.
(4)	Represents the June 1, 2007 grant, all of which were exercisable as of June 1, 2010.
(5)	Represents a July 1, 2008 grant, one-third of which became exercisable on July 1, 2009, one-third of which became exercisable on July 1, 2010, and the final third became exercisable on July 1, 2011.
(6)
Represents a June 1, 2009 grant, one-third of which became exercisable on June 1, 2010, one-third of which became exercisable on June 1, 2011, and the final third will become exercisable on June 1, 2012.

(7)
Represents a June 30, 2010 grant, one-third of which became exercisable on June 30, 2011, one-third of which will become exercisable on June 30, 2012, and the final third will become exercisable on June 30, 2013.

(8)
Represents a June 7, 2011 grant, one-third of which will become exercisable on June 30, 2012, one-third of which will become exercisable on June 30, 2013, and the final third will become exercisable on June 30, 2014.

(9)
Represents a January 8, 2010 grant, one-third of which became exercisable on January 8, 2011, one-third of which will become exercisable on January 8, 2012, and the final third will become exercisable on January 8, 2013.

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

Director Compensation

				Non-equity	Non-qualified
	Fees earned	Stock	Option	incentive plan	deferred	All other
	or paid in	awards	awards	compensation	compensation	compensation
Name	cash ($)	($)	($)	($)	($)	($)	Total ($)
Robert Kauffman	62,500	-	21,144	-	-	-	83,644
Thomas LaVoy	50,500	-	21,144	-	-	-	71,644
Albert Smith	30,500	-	21,144	-	-	-	51,644

Beginning in fiscal year 2008, each non-employee director received cash compensation of $3,000 per month.  In addition, each non-employee director received $1,000 per Board meeting attended in person or $500 per Board meeting attended via telephone and $500 per committee meeting attended.  Beginning in March 2008, Mr. Kauffman began receiving an additional $2,000 per month for serving as Vice-Chairman, and Mr. LaVoy began receiving an additional $1,000 per month for serving as Audit Committee Chairman.  Each non-employee director had stock options to purchase shares of the Company's common stock outstanding as of June 30, 2011 as follows - Mr. Kauffman and Mr. LaVoy each had stock options to purchase 150,000 shares of common stock and Mr. Smith had stock options to purchase 175,000 shares of common stock.

Compensation Committee Interlocks and Insider Participation

As a smaller reporting company, the Company is not required to provide this disclosure.

Compensation Committee Report

As a smaller reporting company, the Company is not required to provide this disclosure.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding the beneficial ownership of the Company's common stock and preferred stock as of September 20, 2011 for (a) each person known by the Company to be a beneficial owner of five percent or more of the outstanding common or preferred stock of the Company, (b) each executive officer, director and nominee for director of the Company, and (c) directors and executive officers of the Company as a group.  As of September 20, 2011, the Company had 26,493,118 shares of common stock and 59,065 shares of preferred stock outstanding.  Except as otherwise indicated below, the address for each listed beneficial owner is c/o IsoRay, Inc., 350 Hills Street, Suite 106, Richland, Washington 99354.

Common Stock Share Ownership

	Common Stock	Common Shares Options Exercisable Within	Common Stock	Percent of
Name of Beneficial Owner	Owned	60 Days	Warrants	Class (1)
Dwight Babcock (2)	130,856	650,000	12,500	2.93%
Brien Ragle	-	13,667	-	—%
Robert Kauffman	88,802	150,000	-	—%
Thomas LaVoy	65,423	150,000	-	—%
Albert Smith	198,101	175,000	-	1.40%
Directors and Executive Officers as a group	483,182	1,138,667	12,500	5.92%

1)
Percentage ownership is based on 26,493,118 shares of Common Stock outstanding on September 20, 2011.  Shares of Common Stock subject to stock options or warrants which are currently exercisable or will become exercisable within 60 days after September 20, 2011 are deemed outstanding for computing the percentage ownership of the person or group holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person or group.

2)	Mr. Babcock's common shares owned include 2,695 shares owned by his spouse.

Preferred Stock Share Ownership

	Preferred
	Shares	Percent of
Name of Beneficial Owner	Owned	Class (1)
Aissata Sidibe (2)	20,000	33.86%
William and Karen Thompson Trust (3)	14,218	24.07%
Jamie Granger (4)	10,529	17.83%
Hostetler Living Trust (5)	9,479	16.05%
Leslie Fernandez (6)	3,688	6.24%

(1)	Percentage ownership is based on 59,065 shares of Preferred Stock outstanding on September 20, 2011.
(2)	The address of Ms. Sidibe is 229 Lasiandra Ct, Richland, WA 99352.
(3)	The address of the William and Karen Thompson Trust is 285 Dondero Way, San Jose, CA 95119.
(4)	The address of Jamie Granger is 53709 South Nine Canyon Road, Kennewick, WA 99337.
(5)	The address of the Hostetler Living Trust is 9257 NE 175th Street, Bothell, WA 98011.
(6)	The address of Leslie Fernandez is 2615 Scottsdale Place, Richland, WA 99352.

No officers or directors beneficially own shares of Preferred Stock.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

IsoRay Medical, Inc.'s patent rights to its Cs-131 process were acquired from Lane Bray, a shareholder and employee of the Company, and are subject to a 1% royalty on gross profits and certain contractual restrictions.  Pursuant to the royalty agreement, the Company must also pay a royalty of 2% of Gross Sales, as defined in the royalty agreement, for any sub-assignments of the aforesaid patented process to any third parties.  The royalty agreement will remain in force until the expiration of the patents on the assigned technology, unless earlier terminated in accordance with the terms of the underlying agreement.  The Company recorded royalty expense of $26,474 and $23,041for the years ended June 30, 2011 and 2010, respectively, related to these payments.

Patent and Know-How Royalty License Agreement

Effective August 1, 1998, Pacific Management Associates Corporation (PMAC) transferred its entire right, title and interest in an exclusive license agreement with Donald Lawrence to IsoRay, LLC (a predecessor company) in exchange for a membership interest.  The terms of the license agreement require the payment of a royalty based on the Net Factory Sales Price, as defined in the agreement, of licensed product sales.  Because the licensor's patent application was ultimately abandoned, only a 1% "know-how" royalty based on Net Factory Sales Price, as defined, remains applicable.  To date, management believes that there have been no product sales incorporating the "know-how" and that therefore no royalty is due pursuant to the terms of the agreement.  Management believes that ultimately no royalties should be paid under this agreement as there is no intent to use this "know-how" in the future.

The licensor of the Lawrence "know-how" has disputed management's contention that it is not using this "know-how".  On September 25, 2007 and again on October 31, 2007, the Company participated in nonbinding mediation regarding this matter; however, no settlement was reached with the Lawrence Family Trust.  After additional settlement discussions which ended in April 2008, the parties still failed to reach a settlement.  The parties may demand binding arbitration at any time.

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

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, DeCoria, Maichel & Teague, P.S.:

		Year ended	Year ended
		June 30,	June 30,
		2011	2010

1.	Audit fees	$56,250	$65,861
2.	Audit-related fees	13,684	22,750
3.	Tax fees	10,350	10,350
4.	All other fees	17,732	-

Totals		$98,016	$98,961

Audit fees include fees for the audit of our annual financial statements, reviews of our quarterly financial statements, and related consents for documents filed with the SEC.  Audit-related fees include consulting fees to meet the compliance requirements of the Sarbanes-Oxley Act.  Tax fees include fees for the preparation of our federal and state income tax returns.  All other fees are related to consulting costs related to the accounting and recording of complex accounting transactions that occurred in the year ended June 30, 2011.

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

The Company's principal accountant, DeCoria, Maichel & Teague P.S., did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

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
4.19
Rights Agreement, dated as of February 1, 2007, between the Computershare Trust Company N.A., as Rights Agent, incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A filed on February 7, 2007.

4.20
Certificate of Designation of Rights, Preferences and Privileges of Series C Junior Participating Preferred Stock, incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A filed February 7, 2007.

4.21	2008 Employee Stock Option Plan, incorporated by reference to the Form S-8 filed on January 14, 2008.
4.22	Form of Series [A] [B] [C] Warrant to Purchase Common Stock, incorporated by reference to the Form 8-K filed on November 22, 2010.
4.23	Form of Series D Warrant to Purchase Common Stock, incorporated by reference to the Form 8-K filed on November 22, 2010.
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

10.52	Intentionally Omitted.
10.53	Intentionally Omitted.
10.62	Letter Agreement between IsoRay, Inc. and LifeTech Capital, a division of Aurora Capital, LLC dated October 27, 2010, incorporated by reference to the Form 8-K filed on November 22, 2010.

10.63	Form of Securities Purchase Agreement, dated as of November 22, 2010, by and between IsoRay, Inc. and the signatories thereto, incorporated by reference to the Form 8-K filed on November 22, 2010.
10.64	Form of Lock-Up Agreement, dated as of November 22, 2010, by and between IsoRay, Inc. and the signatories thereto, incorporated by reference to the Form 8-K filed on November 22, 2010.
10.66
License Agreement dated as of June 1, 2011, by and between Dr. Reddy's Laboratories (EU) Ltd. and IsoRay Medical, Inc., incorporated by reference to the Form 8-K filed on June 7, 2011 (confidential treatment requested for redacted portions).

10.67	Financial Consulting Agreement, dated August 1, 2011, by and between Shareholder Relations and IsoRay Medical, Inc., incorporated by reference to the Form 8-K filed on August 5, 2011.
21.1	Subsidiaries of the Company, filed herewith.
23.1	Consent of DeCoria, Maichel & Teague, P.S., filed herewith.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer, filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer, filed herewith.
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Reports on Form 8-K

On May 16, 2011, the Company filed a Current Report on Form 8-K announcing its financial results for the quarter ended March 31, 2011.

On June 7, 2011, the Company filed a Current Report on Form 8-K announcing that its wholly-owned subsidiary, IsoRay Medical, Inc., entered into a License Agreement with Dr. Reddy's Laboratories (EU) Ltd.

On August 5, 2011, the Company filed a Current Report on Form 8-K announcing its entry into a Financial Consulting Agreement with Shareholder Relations.

On August 19, 2011, the Company filed an amended Current Report on Form 8-K/A, amending its Current Report on Form 8-K filed on June 7, 2011, to attach two annexures to the exhibit to the Report.

IsoRay, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
IsoRay, Inc.
Richland, Washington

We have audited the accompanying consolidated balance sheets of IsoRay, Inc. and Subsidiaries ("the Company") (see Note 1) as of June 30, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IsoRay, Inc. and Subsidiaries as of June 30, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DeCoria, Maichel & Teague, P.S.

Spokane, Washington
September 26, 2011

IsoRay, Inc and Subsidiaries
Consolidated Balance Sheets

	June 30,
	2011	2010

ASSETS

Current assets:
Cash and cash equivalents	$2,112,254	$1,678,869
Accounts receivable, net of allowance for doubtful accounts of $63,867 and $36,390, respectively	792,835	896,266
Inventory	749,849	681,677
Other receivables	425,901	3,998
Prepaid expenses and other current assets	141,154	255,977

Total current assets	4,221,993	3,516,787

Fixed assets, net of accumulated depreciation and amortization	3,208,911	3,959,983
Restricted cash	180,809	180,154
Other assets, net of accumulated amortization	277,182	285,871

Total assets	$7,888,895	$7,942,795

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$372,259	$404,401
Accounts protocol expense	98,159	242,029
Accrued radioactive waste disposal	108,060	60,060
Accrued payroll and related taxes	125,014	186,513
Accrued vacation	70,706	68,525
Notes payable, due within one year	-	49,445

Total current liabilities	774,198	1,010,973

Notes payable, due after one year	-	130,550
Asset retirement obligation, noncurrent	662,181	605,391

Total liabilities	1,436,379	1,746,914

Commitments and contingencies (Note 18)

Shareholders' equity:
Preferred stock, $.001 par value; 7,000,000 shares authorized:
Series A: 1,000,000 shares allocated; no shares issued and outstanding	-	-
Series B: 5,000,000 shares allocated; 59,065 shares issued and outstanding	59	59
Series C: 1,000,000 shares allocated; no shares issued and outstanding	-	-
Common stock, $.001 par value; 193,000,000 shares authorized; 26,443,118 and 23,048,754 shares issued and outstanding	26,443	23,049
Treasury stock, at cost, 13,200 and 13,200 shares	(8,390)	(8,390)
Additional paid-in capital	51,180,237	48,084,783
Accumulated deficit	(44,745,833)	(41,903,620)

Total shareholders' equity	6,452,516	6,195,881

Total liabilities and shareholders' equity	$7,888,895	$7,942,795

The accompanying notes are an integral part of these consolidated financial statements.

IsoRay, Inc and Subsidiaries
Consolidated Statements of Operations

	For the year ended
	June 30,
	2011	2010

Product sales	$5,238,973	$5,286,084
Cost of product sales	4,081,556	4,560,287

Gross income	1,157,417	725,797

Operating expenses:
Research and development expenses	981,186	340,959
Research and development reimbursement	(515,853)	-
Sales and marketing expenses	1,232,188	1,953,598
General and administrative expenses	2,422,884	2,440,140

Total operating expenses	4,120,405	4,734,697

Operating loss	(2,962,988)	(4,008,900)

Non-operating income (expense):
Interest income	3,381	11,433
Gain on fair value of warrant liability	334,000	-
Financing and interest expense	(216,606)	(36,389)

Non-operating income (loss) , net	120,775	(24,956)

Net loss	(2,842,213)	(4,033,856)
Preferred stock dividends	(10,632)	(10,632)

Net loss applicable to common shareholders	$(2,852,845)	$(4,044,488)

Basic and diluted loss per share	$(0.11)	$(0.18)

Weighted average shares used in computing net loss per share:
Basic and diluted	25,131,563	22,960,421

The accompanying notes are an integral part of these consolidated financial statements.

IsoRay, Inc and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity

	Series B Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total

Balances at June 30, 2009	59,065	$59	22,942,088	$22,942	13,200	$(8,390)	$47,818,203	$(37,869,764)	$9,963,050

Issuance of common stock pursuant to exercise of options			106,666	107			30,226		30,333
Payment of dividend to preferred shareholders							(36,679)		(36,679)
Share-based compensation							273,033		273,033
Net loss								(4,033,856)	(4,033,856)

Balances at June 30, 2010	59,065	$59	23,048,754	$23,049	13,200	$(8,390)	$48,084,783	$(41,903,620)	$6,195,881

Issuance of common stock and stock purchase warrants pursuant to registered pubilc offering, net			2,250,000	2,250			2,217,056		2,219,306
Initial fair value of derivative warrant liablity							(1,724,000)		(1,724,000)
Exercise of derivative warrant liability							119,000		119,000
Reclassification of derivative warrant liability to equity							1,119,000		1,119,000
Expiration of derivative warrant liability							152,000		152,000
Issuance of common stock pursuant to at the market, net			304,227	304			250,328		250,632
Issuance of common stock pursuant to exercise of warrants, net			765,004	765			674,054		674,819
Issuance of common stock pursuant to exercise of options			75,133	75			55,959		56,034
Payment of dividend to Preferred shareholders							(10,632)		(10,632)
Share-based compensation							242,689		242,689
Net loss								(2,842,213)	(2,842,213)

Balances at June 30, 2011	59,065	$59	26,443,118	$26,443	13,200	$(8,390)	$51,180,237	$(44,745,833)	$6,452,516

The accompanying notes are an integral part of these consolidated financial statements.

IsoRay, Inc and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,842,213)	$(4,033,856)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization of fixed assets	888,568	953,243
Amortization of deferred financing expense and other assets	233,180	43,637
Gain on fair value of warrant liabilities	(334,000)	-
Accretion of asset retirement obligation	56,790	51,920
Share-based compensation	242,689	273,033
Changes in operating assets and liabilities:
Accounts receivable, net	103,431	(149,698)
Inventory	(68,172)	107,569
Other receivables	(421,902)	1,193
Prepaid expenses, other current assets and other assets	(89,951)	(7,387)
Accounts payable and accrued expenses	(32,142)	(12,593)
Accrued protocol expense	(143,870)	20,141
Accrued radioactive waste disposal	48,000	60
Accrued payroll and related taxes	(61,499)	82,627
Accrued vacation	2,181	(16,292)

Net cash used by operating activities	(2,418,910)	(2,686,403)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(137,496)	(21,742)
Additions to licenses and other assets	(19,718)	(11,721)
Change in restricted cash	(655)	(1,539)
Proceeds from the sale or maturity of short-term investments	-	1,679,820

Net cash provided (used) by investing activities	(157,869)	1,644,818

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(179,995)	(157,465)
Preferred dividends paid	(10,632)	(36,679)
Proceeds from sales of common stock, pursuant to registered public offering, net	2,219,306	-
Proceeds from sales of common stock, pursuant to at the market, net	250,632	-
Proceeds from sales of common stock, pursuant to exercise of warrants, net	674,819	-
Proceeds from cash sales of common stock, pursuant to exercise of options	56,034	30,333
Payments on stock offering costs	-	(106,479)

Net cash provided (used) by financing activities	3,010,164	(270,290)

Net increase (decrease) in cash and cash equivalents	433,385	(1,311,875)
Cash and cash equivalents, beginning of year	1,678,869	2,990,744

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,112,254	$1,678,869

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,720	$18,698

Non-cash investing and financing activities:
Initial fair value of warrant liabilities	$1,724,000	$-

Reclassification of warrants from liabilities to equity	$(1,390,000)	$-

The accompanying notes are an integral part of these consolidated financial statements.

IsoRay, Inc.
Notes to Consolidated Financial Statements
For the years ended June 30, 2011 and 2010

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

2.	Summary of Significant Accounting Policies

Critical Accounting Policies and Estimates

Managements' discussion and analysis of our financial condition and results of operations are based upon financial statements which have been prepared in accordance with generally accepted accounting principles in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, management evaluates our critical accounting policies and estimates, including those related to long-lived assets, share-based compensation, revenue recognition, overhead allocation, allowance for doubtful accounts, inventory, and deferred taxes.  Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. These judgments and estimates affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting periods. Changes to these judgments and estimates could adversely affect the Company's future results of operations and cash flows.

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

Accounts Receivable

Accounts receivable are stated at the amount that management of the Company expects to collect from outstanding balances.  Management provides for probable uncollectible amounts through an allowance for doubtful accounts.  Additions to the allowance for doubtful accounts are based on management's judgment, considering historical experience write-offs, collections and current credit conditions.  Balances which remain outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to the applicable accounts receivable.  Payments received subsequent to the time that an account is written off are treated as bad debt recoveries.

Inventory

Inventory is reported at the lower of cost or market.  Cost of raw materials is determined using the weighted average method.  Cost of work in process and finished goods is computed using standard cost, which approximates actual cost, on a first-in, first-out basis.

The cost of materials and production costs contained in inventory that are not useable due to the passage of time, and resulting loss of bio-effectiveness, are written off to cost of product sales at the time it is determined that the product is no longer useable.

Prepaid Assets

Prepaid assets, which include other receivables, accrued interest receivable, prepaid expenses, prepaid insurance expense, prepaid marketing expense, prepaid rent and lease deposits are recorded at cost.  The Company periodically reviews the carrying values of other receivables for collectability and to evaluate the requirement to establish an allowance for the collectability of the other receivables.

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

Management of the Company periodically reviews the net carrying value of all of its equipment on an asset by asset basis.  These reviews consider the net realizable value of each asset to determine whether there is a impairment in value which has occurred, and there is a need for any asset impairment write-down.

Although management has made its best estimate of the factors that affect the carrying value based on current conditions, it is reasonably possible that changes could occur which could adversely affect management's estimate of net cash flows expected to be generated from its assets, and necessitate asset impairment write-downs.

Deferred Financing Costs

Financing costs related to the acquisition of debt are deferred and amortized over the term of the related debt using the effective interest method. The value of the shares issued was the estimated market price of the shares as of the date of issuance.  Amortization of deferred financing costs, totaling $13,277 and $14,909 for the years ended June 30, 2011 and 2010, respectively, is included in financing and interest expense on the consolidated statements of operations.  Financing costs related to the creation of warrant liabilities as the result of their issuance with shares of common stock sold were recorded on a proportionate basis with the aggregate amount of the total offering.  Such financing costs, totaling $193,052 and none for the years ended June 30, 2011, and 2010, respectively are included in financing and interest expense on the consolidated statements of operations.

Licenses

Licenses include costs related to licenses related to the use of technology or operational licenses.  These licenses are recorded at stated cost, less accumulated amortization.  Amortization of licenses is computed using the straight-line method over the estimated economic useful lives of the assets.  Amortization of licenses was $11,721 and $11,867 for the years ended June 30, 2011 and 2010, respectively.  The Company periodically reviews the carrying values of licenses and evaluates the recorded basis for any impairments. Any impairments are recognized when the expected future operating cash flows to be derived from the licenses are less than their carrying value.  The Company periodically reviews the carrying values of patents and any related impairments are recognized when the expected future operating cash flows to be derived from such assets are less than their carrying value.  Based on the licenses recorded at June 30, 2011, and the determination that no impairment of the underlying assets exists, the annual amortization expense for each fiscal year ending June 30 is expected to be as follows:  $11,721 for 2012, $0 for all years thereafter.

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

Amortization of other assets was $15,129 and $16,861 for the years ended June 30, 2011 and 2010, respectively.  Based on the patents and other intangible assets recorded in other assets at June 30, 2011, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for each fiscal year ending June 30 is expected to be as follows: $15,139 for 2012 through 2016, and $127,498 thereafter.

Asset Retirement Obligation

The fair value of the future retirement costs of the Company's leased assets are recorded as a liability on a discounted basis when they are incurred and an equivalent amount is capitalized to fixed assets.  The initial recorded obligation is discounted using the Company's credit-adjusted risk-free rate and is reviewed periodically for changes in the estimated future costs underlying the obligation.  The Company amortizes the initial amount capitalized to property and equipment and recognizes accretion expense in connection with the discounted liability over the estimated remaining useful life of the leased assets.

Financial Instruments

At June 30, 2011 and 2010, the carrying value of financial instruments such as accounts receivable, other receivables, accounts payable and accrued liabilities, approximated fair value based on the short-term maturities of these instruments.  There is long-term long term debt at June 30, 2011 and 2010 approximated fair value because the underlying interest rate reflects a market rate at the report date.

The Company discloses the fair value of financial instruments, both assets and liabilities, recognized and not recognized in the balance sheet, for which it is practicable to estimate the fair value.  The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced liquidation sale.

Fair Value Measurement

ASC Topic 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for those assets and liabilities measured at fair value which distinguishes between assumptions based on market data (observable inputs).  The hierarchy consists of: Level 1 – quoted market prices in an active markets for identical instruments; Level 2 – inputs other than Level 1inputs that are observable; and Level 3 – unobservable inputs developed using estimates and assumptions determined by the Company.

At June 30, 2011 and 2010, there were no assets or liabilities measured at fair-value on a recurring basis which were measured using Level 1 inputs.  Certain assets and liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair-value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).  The Company had no assets measured at fair value on a nonrecurring basis during the year ended June 30, 2011 or 2010.  The Company had one liability, the Asset Retirement Obligation, non-current, that was measured at fair value on a nonrecurring basis using Level 2 inputs during the years ended June 30, 2011 and 2010.

ASC Topic 825, Financial Instruments, permits entities to choose to measure many financial assets and liabilities at fair value.  The Company did not choose to measure any financial assets or liabilities at fair value at June 30, 2011 or 2010.

Warrant Liabilities

For the warrant liabilities which are measured at fair value on a recurring basis, the Company uses the Black-Scholes valuation model with the following inputs as of November 24, 2010, December 31, 2010, March 31, 2011 and May 24, 2011:

Black-Scholes Valuation Model
Input variables used in fair value calculations

Input Variables	November 24, 2010	December 31, 2010
Stock Price	$1.360	$1.130
Exercise Price	$1.038	$0.984
Term	3 to 36 months	3 to 36 months
Volatility	65.40% to 156.60%	59.28% to 155.92%
Discount Rate	0.187% to 0.810%	0.167% to 1.020%

Input Variables	March 31, 2011	May 24, 2011
Stock Price	$1.260	$1.070
Exercise Price	$0.921	$0.876
Term	6 to 36 months	36 months
Volatility	63.41% to 153.35%	56.88%
Discount Rate	0.170% to 1.290%	0.110%

Revenue Recognition

The Company recognizes revenue related to product sales when (i) persuasive evidence of an arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

Revenue for the fiscal years ended June 30, 2011 and 2010 was derived primarily from sales of the Proxcelan Cs-131 brachytherapy seed, which is used in the treatment of cancer.  The Company recognizes revenue once the product has been shipped to the customer.  Prepayments, if any, received from customers prior to the time that products are shipped are recorded as deferred revenue. In these cases, when the related products are shipped, the amount recorded as deferred revenue is then recognized as revenue.  The Company accrues for sales returns and other allowances at the time of shipment.  Although the Company does not have an extensive operating history upon which to develop sales returns estimates, we have used the expertise of our management team, particularly those with extensive industry experience and knowledge, to develop a proper methodology.

Shipping and Handling Costs

Shipping costs include charges associated with delivery of goods from the Company's facilities to its customers and are reflected in cost of product sales.  Shipping costs paid to the Company by our customers are classified as product sales.

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

Research and Development Reimbursement

Research and development reimbursement includes allowable costs that have been incurred for related grants and other cost sharing arrangements for product research and development, these amounts have been recorded in prepaid expenses and other current assets.  An accrual in prepaid expenses and other current assets for these cost reimbursements is recorded in the year in which it is earned and the accrual is relieved when the reimbursement is received.  Research and development reimbursements were $515,853 and none for the year ended June 30, 2011 and 2010 respectively.  As of June 30, 2011 and 2010, $ 406,537 and $0 were receivable from the Internal Revenue Service and recorded in prepaid expense and other current assets.  These amounts were the result of the receipt of three grants received from the Internal Revenue Service in October 2010 as part of the IRS Qualified Therapeutic Discovery Project, which covered expenses incurred during the fiscal and tax years ended June 30, 2011 and 2010, respectively.

Advertising and Marketing Costs

Advertising costs are expensed as incurred except for the cost of tradeshows and related marketing materials which are deferred until the tradeshow occurs.  Advertising and marketing costs expensed (including tradeshows) were $83,815 and $292,727 for the years ended June 30, 2011 and 2010, respectively.  Marketing costs of $4,300 and $8,900 were included in prepaid expenses at June 30, 2011 and 2010 respectively.

Legal Contingencies

In the ordinary course of business, the Company is involved in legal proceedings involving contractual and employment relationships, product liability claims, patent rights, environmental matters, and a variety of other matters.  The Company is also subject to various local, state, and federal environmental regulations and laws due to the isotopes used to produce the Company's product.  As part of normal operations, amounts are expended to ensure that the Company is in compliance with these laws and regulations.  While there have been no reportable incidents or compliance issues, the Company believes that if it relocates its current production facilities then certain decommissioning expenses will be incurred and has recorded an asset retirement obligation for these expenses.

The Company records contingent liabilities resulting from asserted and unasserted claims against it, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable.  Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts.  Therefore, actual losses in any future period are inherently uncertain.  Currently, the Company does not believe any probable legal proceedings or claims will have a material adverse effect on its financial position or results of operations.  However, if actual or estimated probable future losses exceed the Company's recorded liability for such claims, it would record additional charges as other expense during the period in which the actual loss or change in estimate occurred.

Income Taxes

Income taxes are accounted for under the liability method.  Under this method, the Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years based on the reporting of certain costs in different periods for financial statement and income tax purposes.  This method also requires the recognition of future tax benefits such as net operating loss carry-forwards, to the extent that realization of such benefits is more likely than not.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment of the change.  Management has determined that the Company, its subsidiary, and its predecessors are subject to examination of their income tax filings in the United States and state jurisdictions for the 2009 through 2011 tax years.  In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

Income (Loss) Per Common Share

Basic earnings per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents, including preferred stock, common stock warrants or options that are potentially convertible into common stock as those would be antidilutive due to the Company's net loss position.

Securities that could be dilutive in the future as of June 30, 2011 and 2010 are as follows:

	2011	2010
Preferred stock	59,065	59,065
Common stock warrants	3,819,185	3,165,768
Common stock options	2,423,806	2,274,706

Total potential dilutive securities	6,302,056	5,499,539

Subsequent Events

Effective April 1, 2009, the Company adopted ASC 855, Subsequent Events.  This Statement establishes the accounting for, and disclosure of, material events that occur after the balance sheet date, but before the financial statements are issued.  In general, these events will be recognized if the condition existed at the date of the balance sheet, and will not be recognized if the condition did not exist at the balance sheet date.  Disclosure is required for non-recognized events if required to keep the financial statements from being misleading.  The guidance in this Statement is very similar to current guidance provided in accounting literature and, therefore, will not result in significant changes in practice.  Subsequent events have been evaluated through the date our financial statements were issued—the filing time and date of our 2011 Annual Report on Form 10-K.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes including the allowance for doubtful accounts receivable; net realizable value of the enriched barium inventory; the estimated useful lives used in calculating depreciation and amortization on the Company's fixed assets, patents, trademarks and other assets; estimated amount and fair value of the asset retirement obligation related to the Company's production facilities; and inputs used in the calculation of expense related to share-based compensation including volatility, estimated lives and forfeiture rates of options granted.  Accordingly, actual results could differ from those estimates and affect the amounts reported in the financial statements.

Impact of Recently Issued Accounting Pronouncements

On July 1, 2010, the Company adopted ASU 2009-13. This update provides amendments to the criteria in Subtopic 605-25 for separating consideration in multiple-deliverable arrangements. As a result of those amendments, multiple-deliverable arrangements will be separated in more circumstances than under existing U.S. GAAP. The amendments in this update establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor specific objective evidence nor third-party evidence is available. The amendments in this update also will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant.  The Company's accounting policies and amounts presented in the financial statements were not impacted by this change.

Effective August 2010, the Company adopted ASU 2010-21 "Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies".  This amendment updates various SEC paragraphs. The Company's accounting policies and amounts presented in the financial statements were not impacted by this change.

Effective August 2010, the Company adopted ASU 2010-22 "Technical Corrections to SEC Paragraph".  This Accounting Standards Update amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics.  This update clarifies presentation requirements for financial statements as part of the SEC Form 10-Q which have not impacted filings to date, however, this clarification may impact future filings.  The Company's accounting policies and amounts presented in the financial statements were not impacted by this change.

3.	Inventory

Inventory consisted of the following at June 30, 2011 and 2010:

	2011	2010
Raw materials	$625,394	$546,080
Work in process	120,180	130,840
Finished goods	4,275	4,757

Total inventory	$749,849	$681,677

In June 2007, the Company purchased $469,758 of enriched barium that will be used in future production of our isotope.  The enriched barium is held at an off-site storage location in Richland, Washington and is included in raw materials at June 30, 2011 and 2010.

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at June 30, 2011 and 2010:

	2011	2010
Prepaid insurance	$26,285	$6,757
Prepaid rent	23,697	–
Other prepaid expenses	64,479	222,527
Other current assets	26,693	26,693

	$141,154	$255,977

5.	Other Receivables

Other receivables consisted of receivables that are not the result of revenue creating activities of the Company.  The other receivable recorded as of June 30, 2011 was primarily a receivable that was created as the result of Qualified Therapeutic Discovery Project grants received by the Company in October 2010. Research and development reimbursements for project related costs are recorded as operational expense recoveries with the related entry being recorded in other receivables as earned.  The payment of this other receivable was received in July 2011 and was $406,537 of the total other receivables amount of $425,901.

6.	Fixed Assets

Fixed assets consisted of the following at June 30, 2011 and 2010:

	2011	2010
Production equipment	$3,047,899	$3,114,894
Office equipment	103,597	169,890
Furniture and fixtures	148,265	148,265
Leasehold improvements (a)	4,122,417	4,643,965
Construction in progress	123,613	–

	7,545,791	8,077,014
Less accumulated depreciation	(4,336,880)	(4,117,031)

	$3,208,911	$3,959,983

(a)	Balance includes asset retirement addition of $473,096 as of June 30, 2011 and 2010.

Depreciation and amortization expense related to fixed assets totaled $888,568 and $953,243 for 2011 and 2010, respectively.

7.	Restricted Cash

The Washington Department of Health, effective October 2007, has required the Company to provide collateral for the decommissioning of its facility.  To satisfy this requirement, the Company funded two certificates of deposits (CDs) totaling $172,500 in separate banks.  The CDs both have original maturities of three months but are termed restricted cash and classified as a long-term asset as the Company does not anticipate decommissioning the facility until the end of the current lease plus the one remaining three-year lease option period.  The end date of the current lease including the one remaining three-year renewal option is April 2016.  Interest earned on the CDs is rolled-over at the maturity of each CD and becomes part of the restricted cash balance.  Interest earned and added to restricted cash during the fiscal year ended June 30, 2011 and 2010 was $655 and $1,539, respectively.  These funds will be used to settle a portion of the Company's remaining asset retirement obligations (Note 2).

8.	Other Assets

Other assets, net of accumulated amortization, consisted of the following at June 30, 2011 and 2010:

	2011	2010
Deferred charges	$73,988	$54,270
Deferred financing costs	-	13,277
Patents and trademarks, net of accumulated amortization of $55,513 and $40,383	203,194	218,324

	$277,182	$285,871

Deferred charges consist of prepaid legal fees for patents and trademarks which have not yet been obtained, and prepayments and deposits on fixed assets and contracts.  Amortization of patents and trademarks was $15,130 and $15,139 for the years ended June 30, 2011 and 2010, respectively.

9.	Notes Payable

Notes payable consisted of the following at June 30, 2010:

2010
Hanford Area Economic Investment Fund
Committee (HAEIFC) note payable	$179,995

179,995
Less amounts due within one year	(49,445)

Amounts due after one year	$130,550

In June 2006, the Company entered into a note payable with HAEIFC, which was collateralized by receivables, inventory, equipment, and certain life insurance policies.  The loan originally had a total facility of $1,400,000 which was reduced in September 2007 to the amount of the Company's initial draw of $418,670.  The note contains certain restrictive covenants relating to: financial ratios; payment of compensation to officers and directors; and payment of dividends and employee bonuses.  The note accrues interest at 9% and is payable in monthly installments with the final installment due in September 2013. The Company paid off the note amount of $179,995 during the year ended June 30, 2011.  The Company received confirmation of the note being fully satisfied from HAEIFC releasing their interest in the collateral and the Company from the terms of the loan covenants as a result.

10.	Asset Retirement Obligation

In September 2007, an asset retirement obligation of $473,096 was established representing the discounted cost of the Company's estimate of the obligations to remove any residual radioactive materials and all leasehold improvements at the end of the lease term at its new production facility.  The estimate was developed by qualified production personnel and the general contractor of the new facility using level 2 inputs.  Management has reviewed the estimate and believes that the original estimate continues to be applicable.

During the years ended June 30, 2011 and 2010, the asset retirement obligations changed as follows:

	2011	2010
Beginning balance	$605,391	$553,471
Accretion of discount	56,790	51,920
Ending balance	$662,181	$605,391

Because the Company does not expect to incur any expenses related to its asset retirement obligations in fiscal year 2012, the entire balance as of June 30, 2011 is classified as a noncurrent liability.

11.	Share-Based Compensation

The following table presents the share-based compensation expense recognized in during the years ended June 30, 2011 and 2010:

	2011	2010
Cost of product sales	$35,087	$22,615
Research and development	22,380	5,206
Sales and marketing expenses	10,004	74,745
General and administrative expenses	175,218	170,467

Total share-based compensation	$242,689	$273,033

The total value of the stock options awards is expensed ratably over the vesting period of the employees receiving the awards.  As of June 30, 2011, total unrecognized compensation cost related to stock-based options and awards was $273,599 and the related weighted-average period over which it is expected to be recognized is approximately 1.19 years.

The Company currently provides share-based compensation under three equity incentive plans approved by the Board of Directors: the Amended and Restated 2005 Stock Option Plan (the Option Plan), the Amended and Restated 2005 Employee Stock Option Plan (the Employee Plan), and the 2006 Director Stock Option Plan (the Director Plan).  The Option Plan allows the Board of Directors to grant options to purchase up to 1,800,000 shares of common stock to directors, officers, key employees and service providers of the Company.  The Employee Plan allows the Board of Directors to grant options to purchase up to 2,000,000 shares of common stock to officers and key employees of the Company.  The Director Plan allows the Board of Directors to grant options to purchase up to 1,000,000 shares of common stock to directors of the Company.  Options granted under all of the plans have a ten year maximum term, an exercise price equal to at least the fair market value of the Company's common stock on the date of the grant, and varying vesting periods as determined by the Board.  For stock options with graded vesting terms, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award.

A summary of stock option information within the Company's share-based compensation plans as of June 30, 2011 is as follows:

	Shares	Price (a)	Life (b)	Value (c)
Outstanding at June 30, 2011	2,423,806	$1.78	6.53	$462,663
Vested and expected to vest at June 30, 2011	2,322,364	$1.83	6.48	$420,608
Vested and exercisable at June 30, 2011	1,951,114	$2.01	6.26	$358,370
(a)	Weighted average exercise price per share.
(b)	Weighted average remaining contractual life.
(c)	Aggregate intrinsic value

The aggregate intrinsic value of options exercised during the years ended June 30, 2011 and 2010 was $15,598 and $109,700, respectively.  The Company's current policy is to issue new shares to satisfy option exercises.

The weighted average fair value of stock option awards granted and the key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows for the years ended June 30, 2011 and 2010:

	Years ended June 30,
	2011 (a)	2010 (b)
Weighted average fair value of options granted	$0.84	$1.26
Key assumptions used in determining fair value:
Weighted average risk-free interest rate	1.54%	1.90%
Weighted average life of the option (in years)	4.83	4.78
Weighted average historical stock price volatility	130.04%	168.79%
Expected dividend yield	0.00%	0.00%
(a)	During the year ended June 30, 2011, the Company granted 357,500 stock options.
(b)	During the year ended June 30, 2010, the Company granted 290,000 stock options.

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

A summary of the Company's stock option activity and related information for the years ended June 30, 2011 and 2010 is as follows:

	2011		2010
	Shares	Price (a)	Shares	Price (a)
Beginning balance outstanding	2,274,706	$1.96	2,708,166	$2.08
Granted (b)	357,500	0.99	290,000	1.34
Expired	(133,267)	3.28	(616,794)	2.48
Exercised	(75,133)	0.75	(106,666)	0.28

Ending balance outstanding	2,423,806	$1.78	2,274,706	$1.96
Exercisable at end of year	1,951,114	$2.01	1,730,961	$2.36

(a)	Weighted average exercise price per share.
(b)
All options granted had exercise prices equal to or greater than the ending closing market price of the Company's common stock on the grant date.  The options were granted to employees and management by the Board of Directors and had vesting periods from immediate to three years.

The following table summarizes additional information about the Company's stock options outstanding as of June 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Price (a)	Life (b)	Shares	Price (a)
$0.26	640,534	$0.26	7.93 yrs	493,682	$0.26
$0.65 to $0.84	150,000	0.76	5.30 yrs	119,999	0.75
$0.99	307,500	0.99	8.64 yrs	125,000	0.99
$1.00 to $1.43	367,802	1.32	7.70 yrs	254,463	1.31
$2.00	300,000	2.00	4.08 yrs	300,000	2.00
$3.11	299,534	3.11	5.13 yrs	299,534	3.11
$3.80	100,000	3.80	4.99 yrs	100,000	3.80
$4.14 to $4.15	114,936	4.15	4.50 yrs	114,936	4.15
$4.40	23,500	4.40	5.68 yrs	23,500	4.40
$6.25 to $6.50	120,000	6.29	4.71 yrs	120,000	6.29

Total options	2,423,806			1,951,114

(a)	Weighted average exercise price.
(b)	Weighted average remaining contractual life.

12.	Shareholders' Equity

The authorized capital structure of the Company consists of $.001 par value preferred stock and $.001 par value common stock.

Preferred Stock

The Company's Articles of Incorporation authorize 7,000,000 shares of $0.001 par value preferred stock available for issuance with such rights and preferences, including liquidation, dividend, conversion, and voting rights, as described below.

Series A

Series A preferred shares are entitled to a 10% dividend annually on the stated par value per share.  These shares are convertible into shares of common stock at the rate of one share of common stock for each share of Series A preferred stock, and are subject to automatic conversion into common stock upon the closing of an underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933 covering the offer and sale of common stock in which the gross proceeds to the Company are at least $4 million.  Series A preferred shareholders have voting rights equal to the voting rights of common stock, except that the vote or written consent of a majority of the outstanding preferred shares is required for any changes to the Company's Articles of Incorporation, Bylaws or Certificate of Designation, or for any bankruptcy, insolvency, dissolution or liquidation of the Company.  Upon liquidation of the Company, the Company's assets are first distributed ratably to the Series A preferred shareholders.  At June 30, 2011 and 2010, there were no Series A preferred shares outstanding.

Series B

Series B preferred shares are entitled to a cumulative 15% dividend annually on the stated par value per share.  These shares are convertible into shares of common stock at the rate of one share of common stock for each share of Series B preferred stock, and are subject to automatic conversion into common stock upon the closing of an underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933 covering the offer and sale of common stock in which the gross proceeds to the Company are at least $4 million.  Series B preferred shareholders have voting rights equal to the voting rights of common stock, except that the vote or written consent of a majority of the outstanding preferred shares is required for any changes to the Company's Articles of Incorporation, Bylaws or Certificate of Designation, or for any bankruptcy, insolvency, dissolution or liquidation of the Company.  Upon liquidation of the Company, the Company's assets are first distributed ratably to the Series A preferred shareholders, then to the Series B preferred shareholders.

On December 8, 2010, the Board of Directors declared a dividend on the Series B Preferred Stock of all outstanding and cumulative dividends through December 31, 2010.  The total dividends of $10,632 were paid as of December 31, 2010.  The Company anticipates paying any cash dividends on the Series B Preferred Stock on or before December 31, 2011 if required to comply with the Form S-3 eligibility requirements.  At June 30, 2011, there were 59,065 Series B preferred shares outstanding and cumulative dividends in arrears were $5,316.

Series C

Series C preferred shares are entitled to a quarterly dividend equal, per share, to the greater of $1.00 or 100 times the dividends declared on the common stock in such quarter.    Each share of Series C preferred stock has voting rights equal to the voting rights of 100 shares of common stock.  The Series C preferred stock was created upon adoption of the Company's share rights plan in 2007.  Upon liquidation of the Company, the Company's assets are first distributed ratably to the Series A preferred shareholders, then the Series B preferred shareholders, then the Series C preferred shareholders.  At June 30, 2011 and 2010, there were no Series C preferred shares outstanding.

In addition to the previously outstanding shares of common stock and Series B preferred stock, the Company had the following transactions that affected shareholders’ equity during the years ended June 30, 2011 and 2010.
Common Stock Offering

On April 22, 2010 we entered into a Sales Agreement (the “Agreement”) with C.K. Cooper & Company, Inc. (“CKCC”).  Pursuant to the terms of the Agreement, the Company may offer and sell (the “Offering”) from time to time through CKCC, as the Company’s  sales agent, up to $4 million of shares of the Company’s common stock, par value $0.001 per share (the “Shares”). CKCC was not required to sell any specific number or dollar amount of Shares but used its commercially reasonable efforts, as the Company’s agent and subject to the terms of the Agreement, to sell the Shares offered, as instructed by the Company. Sales of the Shares, if any, were made by means of ordinary brokers’ transactions on the NYSE AMEX at market prices and such other sales as agreed to by the Company and CKCC. CKCC received from us a commission of 2.0% based on the gross sales price per share for any shares sold through it as agent under the Agreement. The Company also agreed to reimburse CKCC for certain expenses incurred in connection with entering into the Agreement and provided CKCC with customary indemnification rights.  We filed a prospectus supplement relating to the Agreement described above on April 23, 2010.

On July 29, 2010, the Company entered into an amendment (the “Amendment”) to the Agreement to extend the term of the offering of Shares by CKCC as the Company’s sales agent through December 31, 2010. The offering of Shares pursuant to the Amendment terminated on December 31, 2010.

On October 1, 2010, the Company instructed CKCC via placement notice permitting “at the market” sales of common stock through October 31, 2010.  CKCC sold 304,227 shares of common stock on behalf of the Company receiving $250,632 in equity net of offering costs of $118,149 ($7,302 in commissions, $110,276 in legal and accounting expenses, and $571 in other costs).

No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

Warrants to Purchase Common Stock

On November 22, 2010, the Company entered into a Securities Purchase Agreement (as amended on December 27, 2010 and March 31, 2011) as part of the Company’s registered offering with an institutional investor and closed the transaction on November 24, 2010 for the sale of 2,250,000 shares of common stock and four series of warrants.  The total warrants exercisable in Series A, Series B and Series C will be a maximum aggregate of 2,168,026 for a maximum number of below market securities issued, together with the shares of common stock sold in the offering, of no greater than 4,418,026 shares of common stock, which is the maximum issuable under the NYSE AMEX requirements without obtaining shareholder approval for the issuance.  Series D Warrants which are not below market securities are expected to be exercisable to purchase 1,873,641 shares of common stock.

By letter agreement dated October 27, 2010, LifeTech Capital, a division of Aurora Capital, LLC, acted as placement agent in connection with the placement of the securities in this offering.  LifeTech received a cash fee of 5% of the gross proceeds received under the Offering (excluding proceeds received on the exercise of C or D Warrants), and will also receive warrants to purchase 3% of the common stock sold in the Offering and 3% of the Series A, B and C Warrants exercised at any time, which warrants issued to LifeTech were not exercisable for six months following the closing, have a five year term, and an exercise price of $1.56 per share.

Based on the guidance contained in ASC 815, management had concluded that the warrants in Series A-1, Series B-1, and Series C-1 should be classified a liability and had recorded a liability at fair value.  The Company determined the fair value of the warrants using the Black-Scholes fair value model.  The Company determined the fair value of the warrants to be $1,724,000 on the date of the offering.  The Company has recognized a gain on the change in fair value of $334,000 in the year ended June 30, 2011.

On March 24, 2011, the warrant holder exercised the Series A-1 warrants and received 538,660 shares of common stock at exercise in exchange for $475,000, net of commission expense.  The Company reclassified the fair value as of the exercise date of the Series A-1 warrant liability in the amount of $119,000 to additional paid in capital.

At March 31, 2011, the Company and the warrant holder agreed to a modification of the Series C-1 warrants that allowed the Company to reclassify these warrants as equity.  The Company reclassified the fair value as of March 31, 2011 of the Series C-1 warrant liability in the amount of $1,119,000 to additional paid in capital.

The warrant holder allowed the Series B warrants to expire on May 24, 2011.  The Company reclassified the fair value as of the expiration date of the Series B-1 warrant liability in the amount of $152,000 to additional paid in capital.

The November 2010 public registered offering yielded cash in the amount of $2,026,254.  This amount is net of offering costs in the amount of $223,745.  These offering costs were $112,500 of commission expense, $108,927 of legal and accounting expense and $2,318 of other costs.

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

The warrants activity is summarized as follows for the years ended June 30, 2011 and 2010:

	2011		2010
	Warrants	Price (a)	Warrants	Price (a)
Beginning balance outstanding	3,165,768	$5.62	3,216,644	$5.55
Cancelled/expired	(816,100)	5.00	(56,876)	0.70
Warrants exercised	(765,004)	0.97	-	-
Granted	2,234,521	1.00	6,000	1.18

Ending balance outstanding	3,819,185	$3.69	3,165,768	$5.62

(a)	Weighted average exercise price per share.

On January 13, 2010, the Board of Directors extended the expiration dates of warrants issued pursuant to the Company’s private placement memorandums dated October 17, 2005 and February 1, 2006 for an additional one-year period.  The Board of Directors had previously retroactively extended these warrants on January 8, 2008 for a one-year period beyond their initial expiration dates of October 2007 to February 2008 and again extended these warrants on January 13, 2010 for an additional one-year period beyond their extended expiration dates of October 2009 to February 2010.  Based on these extensions, the warrants expired between October 2010 and February 2011.  No other terms or conditions of the warrants were changed.  The change in expiration dates affected outstanding warrants to purchase 2,102,142 shares of common stock.  Of these outstanding warrants, there were warrants to purchase 12,500 common shares held by the Chairman and CEO of the Company.  Prior to the original extension, warrants to purchase 1,286,219 shares of common stock had passed their original expiration dates.

The change in expiration date was a modification of the original warrant based on market conditions and was accounted for as a financing transaction similar to an extension of time in the offering of shares in a stock sale.  Therefore, there was no effect on the statement of operations as the Company had previously determined that under ASC Topic 815, Derivatives and Hedging, these warrants were equity instruments rather than derivatives.

The following table summarizes additional information about the Company’s common warrants outstanding as of June 30, 2011:

Number of Warrants	Range of Exercise Prices	Expiration Date
53,000	$6.00	October 2011
162,500	$6.00	November 2011
835,719	$6.00	December 2010
570,250	$6.00	January 2012
81,968	$6.00	February 2012
182,361	$6.50	February 2012
206,526	$4.40	March 2012
6,000	$1.18	June 2015
25,000	$2.00	July 2015
1,628,361	$0.98	November 2015
67,500	$1.56	November 2015

3,819,185

13.	Treasury Stock

In June 2008, the Board of Directors of IsoRay authorized the repurchase of up to 1,000,000 shares of the Company's common stock.  The repurchase plan expired on June 30, 2009.  The Company repurchased no shares of its common stock during the years ended June 30, 2011 and June 30, 2010.

14.	Income Taxes

The federal income taxes of the Company and its wholly-owned subsidiary IsoRay Medical, Inc are filed on a consolidated basis.

The Company did not record an income tax provision or benefit for the years ending 2011 and 2010.

The significant deferred tax components using a 35% federal income tax rate for the years end June 30, 2011 and 2010 are as follows:

	2011	2010
Property, plant and equipment	$85,305	$39,659
Stock based compensation	180,503	95,562
Reserves	22,353	12,737
Other accruals	19,798	-
Asset retirement obligation	231,763	211,887
Net operating loss	12,428,072	11,510,709

Total deferred tax assets	12,967,794	11,870,553
Valuation allowance	(12,967,794)	(11,870,553)
Net deferred tax asset	$-	$-

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to 100% of the net deferred tax asset has been recorded at year ends June 30, 2011 and 2010.

At June 30, 2011, the Company has federal net operating loss carry-forwards of approximately $35.6 million available losses that can be used to offset future regular taxable income.  These net operating loss carry-forwards losses expire at various times through the years 2025 to 2031.

The Company's statutory rate reconciliation is as follows:

	2011	2010
Expected income tax benefit base on statutory rate of 35%	$(994,775)	$(1,411,850)
Travel and entertainment	11,891	15,206
Lobbying	-	18,621
Officer’s life insurance	84	130
Non deductible penalties	2,459	688
Warrant liability	(116,900)	-
Increase in valuation allowance	1,097,241	1,377,206

Income tax expense (benefit)	$-	$-

The Company has reviewed the tax positions taken and concluded that it does not have to book a liability for uncertain tax positions.

Fiscal years ending June 30, 2011, June 30, 2010, and June 30, 2009 remain open for audits by taxing authorities.

15.	401(k) and Profit Sharing Plan

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

On January 23, 2008, the Company, through its subsidiary IsoRay International LLC, became a thirty percent (30%) owner in a Russian limited liability company, UralDial, LLC (UralDial), a new company based in Yekaterinburg, Russia.  In December 2008, the Company entered into an agreement to sell its thirty percent (30%) interest in UralDial for a nominal amount.  UralDial did not have any material assets or liabilities at the time of the Company's disposition of its ownership interest.

In December 2010 and December 2011, the Company negotiated contracts to purchase Cs-131 from UralDial.  Under the contract, the Company will purchase Cs-131 from UralDial rather than purchasing Cs-131 directly from the two suppliers in Russia that the Company had purchased from previously.  UralDial will provide Cs-131 from at least two Russian facilities subject to scheduled maintenance shutdowns of the facilities from time to time.  The most recent contract entered into in December 2010 continues to stabilize the supply arrangements for the 12 months beginning in December 2010 and ending in December 2011.

The Company has an existing distribution agreement with UralDial that allows UralDial to distribute Proxcelan Cs-131 brachytherapy seeds in Russia.  The Company, through UralDial, has regulatory approval to sell Cs-131 seeds in Russia.  However, the economic downturn in Russia has continued to slow the Company's market penetration efforts.  There was no revenue from this agreement in the years ended June 30, 2011 or June 30, 2010.

17.	Distribution Agreement

On February 18, 2009, the Company entered into an exclusive distribution agreement with BrachySciences, a division of Biocompatibles International plc.  The agreement allows BrachySciences to sell the Company's Proxcelan Cs-131 brachytherapy seeds throughout the United States.  Sales generated were not high enough to maintain the exclusivity of the agreement, and the agreement is now non-exclusive.  The Company has notified BrachySciences that the agreement will not be renewed when it expires at the end of 2011.

18.	Commitments and Contingencies

Royalty Agreement for Invention and Patent Application

A shareholder of the Company previously assigned his rights, title and interest in an invention to IsoRay Products LLC (a predecessor company) in exchange for a royalty equal to 1% of the Gross Profit, as defined, from the sale of "seeds" incorporating the technology.  The patent and associated royalty obligations were transferred to the Company in connection with the merger transaction.

The Company must also pay a royalty of 2% of Gross Sales, as defined, for any sub-assignments of the aforesaid patented process to any third parties.  The royalty agreement will remain in force until the expiration of the patents on the assigned technology, unless earlier terminated in accordance with the terms of the underlying agreement.

During fiscal years 2011 and 2010, the Company recorded royalty expenses of $26,474 and $23,041, respectively.

Patent and Know-How Royalty License Agreement

The Company is the holder of an exclusive license to use certain "know-how" developed by one of the founders of a predecessor to the Company and licensed to the Company by the Lawrence Family Trust, a Company shareholder.  The terms of this license agreement require the payment of a royalty based on the Net Factory Sales Price, as defined in the agreement, of licensed product sales.  Because the licensor's patent application was ultimately abandoned, only a 1% "know-how" royalty based on Net Factory Sales Price, as defined in the agreement, remains applicable.  To date, management believes that there have been no product sales incorporating the "know-how" and therefore no royalty is due pursuant to the terms of the agreement.  Management believes that ultimately no royalties should be paid under this agreement as there is no intent to use this "know-how" in the future.

The licensor of the "know-how" has disputed management's contention that it is not using this "know-how".  On September 25, 2007 and again on October 31, 2007, the Company participated in nonbinding mediation regarding this matter; however, no settlement was reached with the Lawrence Family Trust.  After additional settlement discussions, which ended in April 2008, the parties failed to reach a settlement.  The parties may demand binding arbitration at any time.

Operating Lease Agreements

The Company leases office and laboratory space and production and office equipment under non-cancelable operating leases.  The lease agreements require monthly lease payments and expire on various dates through April 2016 (including renewal dates).  The Company's significant lease is described below.

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

Future minimum lease payments under operating leases including the one three-year renewal of the APEL lease, which the Company intends to exercise, are as follows:

Year ending June 30,
2012	$284,915
2013	282,390
2014	282,390
2015	282,390
2016	235,324
$$1,367,409

Rental expense amounted to $282,654 and $306,212 for the years ended June 30, 2011 and 2010, respectively.

Qualified Therapeutic Discovery Project Grant

The Company received three grants during the fiscal year under the Internal Revenue Service administered Qualified Therapeutic Discovery Project.  These grants are subject to examination by the Service.  Management believes that the Company complied with the guidance provided by the service for "Qualified Investments" includible in the QTDP.  The QTDP guidance provided broad language allowing the Service the ability to disallow costs.  The total amount of the grants is included in the research and development reimbursement section of the Consolidated Statement of Operations in the amount of $515,853 and this amount is subject to examination by the Service.

19.	Concentrations of Credit and Other Risks

Financial Instruments

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable.

The Company's cash and cash equivalents are maintained with high-quality financial institutions.  The accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  At June 30, 2011, cash balances uninsured by the FDIC totaled approximately $214,000.

The Company's accounts receivable result from credit sales to customers.  The Company had two customers whose sales were greater than 10% for the year ended June 30, 2011 and three customers whose sales were greater than 10% for the year ended 2010.  These customers represented a combined 28.4% and 33.1% of the Company's total revenues for the years ended June 30, 2011 and 2010, respectively.  These same customers accounted for a combined 28.8% and 42.3% of the Company's net accounts receivable balance at June 30, 2011 and 2010, respectively.

The loss of any of these significant customers would have a temporary adverse effect on the Company's revenues, which would continue until the Company located new customers to replace them.

The Company routinely assesses the financial strength of its customers and provides an allowance for doubtful accounts as necessary.

Inventories

Most components used in the Company's product are purchased from outside sources.  Certain components are purchased from single suppliers.  The failure of any such supplier to meet its commitment on schedule could have a material adverse effect on the Company's business, operating results and financial condition.  If a sole-source supplier or a supplier of Cs-131 or irradiated barium were to go out of business or otherwise become unable to meet its supply commitments, the process of locating and qualifying alternate sources could require up to several months, during which time the Company's production could be delayed.  Such delays could have a material adverse effect on the Company's business, operating results and financial condition.

20.	Related Party Transaction

During the fiscal year ended June 30, 2011, the Company engaged the services of APEX Data Systems, Inc., owned by Dwight Babcock, Chairman and Chief Executive Officer, to build a web interfaced data collection application to aggregate patient data in a controlled environment.  The system specifications were evaluated based on the input of the potential end users, discussions were conducted and individuals in industry were consulted to establish an expected range of cost to develop a system meeting the identified system specifications.  Company management consulted with the Board of Directors and the Board voted to use APEX Data Systems with Mr. Babcock recusing himself from the vote due to his conflict of interest.  The Company incurred $62,401 in costs related to this application, which are recorded as a fixed asset at June 30, 2011.  The amount accrued for payment to APEX Data Systems, Inc. at June 30, 2011 was $5,320.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 28, 2011

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

Dated:  September 28, 2011

/s/ Dwight Babcock
Dwight Babcock, Chief Executive Officer and Chairman

/s/ Brien L. Ragle
Brien L. Ragle, Controller, Principal Financial and Accounting Officer

Robert Kauffman, Director and Vice-Chairman

/s/ Thomas LaVoy
Thomas LaVoy, Director

/s/ Albert Smith
Albert Smith, Director