Form 10-Q
period 2011-12-31
IsoRay, Inc.
filed 2012-02-14
CIK 728387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

or

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

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class	Outstanding as of February 3, 2012
Common stock, $0.001 par value	29,316,306

ISORAY, INC.

PART I – FINANCIAL INFORMATION

IsoRay, Inc. and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)
	December 31,	June 30,
	2011	2011

ASSETS

Current assets:
Cash and cash equivalents	$3,381,123	$2,112,254
Accounts receivable, net of allowance for doubtful accounts
of $59,847 and $63,867, respectively	828,864	792,835
Inventory	806,184	749,849
Other receivables	20,614	425,901
Prepaid expenses and other current assets	118,774	141,154

Total current assets	5,155,559	4,221,993

Fixed assets, net of accumulated depreciation and amortization	2,791,495	3,208,911
Deferred financing costs, net of accumulated amortization	46,247	-
Restricted cash	180,970	180,809
Other assets, net of accumulated amortization	273,245	277,182

Total assets	$8,447,516	$7,888,895

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$354,882	$372,259
Accrued protocol expense	72,916	98,159
Accrued radioactive waste disposal	132,060	108,060
Accrued payroll and related taxes	120,206	125,014
Accrued vacation	80,807	70,706

Total current liabilities	760,871	774,198

Warrant liabilities	318,000	-
Asset retirement obligation	692,543	662,181

Total liabilities	1,771,414	1,436,379

Commitments and contingencies (Note 6)

Shareholders' equity:
Preferred stock, $.001 par value; 7,000,000 shares authorized:
Series A: 1,000,000 shares allocated; no shares issued and outstanding	-	-
Series B: 5,000,000 shares allocated; 59,065 shares issued and outstanding	59	59
Series C: 1,000,000 shares allocated; no shares issued and outstanding	-	-
Common stock, $.001 par value; 193,000,000 shares authorized;
29,316,306 and 26,443,118 shares issued and outstanding	29,316	26,443
Treasury stock, at cost, 13,200 shares	(8,390)	(8,390)
Additional paid-in capital	53,131,919	51,180,237
Accumulated deficit	(46,476,802)	(44,745,833)

Total shareholders' equity	6,676,102	6,452,516

Total liabilities and shareholders' equity	$8,447,516	$7,888,895

The accompanying notes are an integral part of these consolidated financial statements.

IsoRay, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010

Product sales	$1,228,655	$1,244,922	$2,442,072	$2,572,049
Cost of product sales	1,029,757	1,117,005	2,176,832	2,228,532

Gross profit	198,898	127,917	265,240	343,517

Operating expenses:
Research and development expenses	189,661	15,612	440,975	130,133
Research and development reimbursement	-	(149,879)	(50,000)	(149,879)
Sales and marketing expenses	304,120	335,612	618,538	709,038
General and administrative expenses	497,168	561,208	1,150,095	1,157,341

Total operating expenses	990,949	762,553	2,159,608	1,846,633

Operating loss	(792,051)	(634,636)	(1,894,368)	(1,503,116)

Non-operating income (expense):
Interest income	268	979	455	2,040
Gain on fair value of warrant liability	166,000	420,000	166,000	420,000
Financing and interest expense	(2,962)	(14,412)	(3,056)	(18,875)

Non-operating income, net	163,306	406,567	163,399	403,165

Net loss	(628,745)	(228,069)	(1,730,969)	(1,099,951)
Preferred stock dividends	(2,658)	(2,658)	(5,316)	(5,316)

Net loss applicable to common shareholders	$(631,403)	$(230,727)	$(1,736,285)	$(1,105,267)

Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.06)	$(0.05)

Weighted average shares used in computing net loss per share:
Basic and diluted	28,593,845	25,070,992	27,540,492	24,059,873

The accompanying notes are an integral part of these consolidated financial statements.

IsoRay, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,730,969)	$(1,099,951)
Adjustments to reconcile net loss to net cash used by operating activities:
Allowance for doubtful accounts	(4,020)	(4,237)
Depreciation and amortization of fixed assets	435,464	446,740
Amortization of deferred financing costs and other assets	16,390	26,702
Gain on fair value of warrant liabilities	(166,000)	(420,000)
Accretion of asset retirement obligation	30,362	27,758
Share-based compensation	66,379	48,250
Changes in operating assets and liabilities:
Accounts receivable, gross	(32,009)	(108,276)
Inventory	(56,335)	(93,490)
Other receivables	405,287	(48,740)
Prepaid expenses and other current assets	34,682	83,972
Accounts payable and accrued expenses	(17,377)	50,314
Accrued protocol expense	(25,243)	(172,501)
Accrued radioactive waste disposal	24,000	24,000
Accrued payroll and related taxes	(4,808)	(50,838)
Accrued vacation	10,101	2,647

Net cash used by operating activities	(1,014,096)	(1,287,650)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(18,048)	(32,976)
Additions to licenses and other assets	(9,491)	-
Change in restricted cash	(161)	(402)

Net cash used by investing activities	(27,700)	(33,378)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	-	(25,333)
Preferred dividends paid	(10,632)	(10,632)
Proceeds from sales of common stock, pursuant to registered direct offering	2,592,549	2,250,000
Proceeds from sales of common stock, pursuant to ATM	-	368,781
Proceeds from sales of common stock, pursuant to exercise of warrants	40,244	215,027
Proceeds from sales of common stock, pursuant to exercise of options	1,352	-
Cash payment on stock offering costs	(312,848)	(385,318)

Net cash provided by financing activities	2,310,665	2,412,525

Net increase in cash and cash equivalents	1,268,869	1,091,497
Cash and cash equivalents, beginning of period	2,112,254	1,678,869

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,381,123	$2,770,366

Supplemental disclosures of cash flow information:

Non-cash investing and financing activities:

Initial fair value of warrant liabilities	$484,000	$1,724,000

The accompanying notes are an integral part of these consolidated financial statements.

IsoRay, Inc.

Notes to the Unaudited Consolidated Financial Statements

For the three and six months ended December 31, 2011 and 2010

1.          Basis of Presentation

The accompanying consolidated financial statements are those of IsoRay, Inc., and its wholly-owned subsidiaries (IsoRay or the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the prior-year financial statements have been reclassified to conform to the current year presentation.

In the opinion of management, the accompanying unaudited interim consolidated financial statements and notes to the interim consolidated financial statements contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of IsoRay, Inc. and its wholly-owned subsidiaries.  These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes as set forth in the Company’s annual report filed on Form 10-K for the year ended June 30, 2011, as it may be amended from time to time.

The results of operations for the periods presented may not be indicative of those which may be expected for a full year.  The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures are adequate for the information not to be misleading.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting period and the disclosures of contingent liabilities.  Accordingly, ultimate results could differ materially from those estimates.

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

3.          Loss per Share

Basic earnings per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Common stock equivalents, including warrants and options to purchase the Company's common stock, are excluded from the calculations when their effect is antidilutive. At December 31, 2011 and 2010, the calculation of diluted weighted average shares did not include preferred stock, common stock warrants, or options that are potentially convertible into common stock as those would be antidilutive due to the Company’s net loss position.

Securities not considered in the calculation of diluted weighted average shares, but that could be dilutive in the future as of December 31, 2011 and 2010, were as follows:

	December 31,
	2011	2010
Preferred stock	59,065	59,065
Common stock warrants	4,482,786	5,173,945
Common stock options	2,318,506	2,146,372

Total potential dilutive securities	6,860,357	7,379,382

4.          Inventory

Inventory consisted of the following at December 31, 2011 and June 30, 2011:

	December 31,	June 30,
	2011	2011
Raw materials	$648,055	$625,394
Work in process	123,335	120,180
Finished goods	34,794	4,275

	$806,184	$749,849

5.          Share-Based Compensation

The following table presents the share-based compensation expense recognized during the three and six months ended December 31, 2011 and 2010:

	Three months		Six months
	ended December 31,		ended December 31,
	2011	2010	2011	2010
Cost of product sales	$12,090	$8,470	$24,180	$16,941
Research and development expenses	7,630	5,410	15,260	10,820
Sales and marketing expenses	2,606	3,847	5,211	7,694
General and administrative expenses	10,864	5,930	21,728	12,795
Total share-based compensation	$33,190	$23,657	$66,379	$48,250

As of December 31, 2011, total unrecognized compensation expense related to stock-based options was $207,221 and the related weighted-average period over which it is expected to be recognized is approximately 0.98 years.

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

A summary of stock options within the Company’s share-based compensation plans as of December 31, 2011 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2011	2,318,506	$1.83	6.00	$234,234
Vested and expected to vest at December 31, 2011	2,222,852	$1.88	5.95	$212,113
Vested and exercisable at December 31, 2011	1,880,881	$2.06	5.70	$182,819

There were 5,200 options exercised during the six months ended December 31, 2011 and no options exercised during the six months ended December 31, 2010. The Company’s current policy is to issue new shares to satisfy option exercises. The intrinsic value of the employee options exercised was $ 2,964.

No stock option awards were granted during the six months ended December 31, 2010 and 2011.

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

7.          Fair Value Measurements

The table below sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011 and June 30, 2011, respectively, and the fair value calculation input hierarchy level the Company has determined applies to each asset and liability category.

	Balance at	Balance at	Input
Description	December 31, 2011	June 30, 2011	Hierarchy Level
Assets:
Cash and cash equivalents	$3,381,123	$2,112,254	Level 1
Accounts receivable, net	828,864	792,835	Level 1

Liabilities:
Warrant liability	$318,000	$-	Level 2

8.          Preferred Dividends

On December 16, 2011, the Board of Directors declared a dividend on the Series B Preferred Stock of all currently payable and accrued outstanding and cumulative dividends through December 31, 2011 in the amount of $10,632. Dividends on the Series B Preferred Stock were last paid on December 31, 2010 as declared by the Board of Directors on December 8, 2010 in the amount of $10,632. The dividends outstanding and cumulative through December 31, 2011 of $10,632 and through December 31, 2010 of $10,632 were paid as of those dates.

9.          Shareholders’ Equity

Common stock transactions

On October 13, 2011, the Company entered into an Underwriting Agreement with WestPark Capital, Inc as managing underwriter for a best efforts all or nothing underwritten registered offering of 2,500,000 shares of the Company’s common stock, par value $0.001 per share, at an offering price to the public of $0.92 per share. With every five shares of common stock purchased, the purchaser received a warrant to purchase one share of common stock with an exercise price of $1.058 with a five year term for a total of 500,003 warrants issued in the initial transaction. Under the terms of the Underwriting Agreement, the Company also granted the underwriters a 45 day option to sell up to an additional 1,027,173 shares of Common Stock (with warrants to purchase up to an additional 205,435 shares of common stock) to cover over-allotments, if any, at the offering price. There were 317,988 shares of common stock sold from the over-allotment and 63,198 warrants issued as part of the sale of the over-allotment shares. None of the warrants from either the initial sale of shares of common stock or from those sold as part of the over-allotment sale of shares of common stock have been exercised. The gross proceeds to the Company from the sale of the initial 2.5 million shares of common stock were approximately $2,300,000 and there were net proceeds to the Company of approximately $1,910,362, adjusted for costs described in the table below. Gross proceeds from the over-allotment sale of 317,988 shares of common stock were approximately $292,549 and net proceeds were approximately $266,339 adjusted for costs described in the table below.

	October 19, 2011	December 7, 2011
	Registered offering	Over-allotment	Total
Gross cash proceeds	$2,300,000	$292,549	$2,592,549
Underwriting [1]	(243,088)	(15,696)	(258,784)
Legal	(100,050)	(9,014)	(109,064)
Other costs	(46,500)	(1,500)	(48,000)
Net cash proceeds	$1,910,362	$266,339	2,176,701

1 – Underwriting costs include commissions paid directly to the underwriter and underwriting fees, and the issuance of warrants to the underwriter.

The shares and warrants were issued pursuant to the Company's shelf registration statement (the "Registration Statement") on Form S-3 (File No. 333-162694), which became effective on November 13, 2009, and the prospectus supplement filed on October 13, 2011.

Warrant liability and related offering cost deferral

Based on the guidance contained in ASC 815 management has concluded that the warrants issued in the initial transaction and in the over-allotment transaction should be classified a liability and has recorded a liability at fair value. The Company determined the fair value of the warrants using the Black-Scholes fair value model. The Company determined the fair value of the warrants to be $484,000 on the date of the offering. The Company has recognized a gain on the change in fair value of $166,000 in the three months ended December 31, 2011.

The inputs to the Black-Scholes fair value model are listed in the table below:

Transaction		Stock	Exercise
Date	Description	Price	Price	Term	Volatility	Rate	Valuation
10/19/2011	Registered offering	$0.900	$1.058	3	141.07%	0.46%	$343,000
10/19/2011	Underwriter	$0.900	1.058	3	141.07%	0.46%	$103,000
12/07/2011	Over-allotment	0.820	1.058	3	133.00%	0.36%	38,000
12/31/2011	Fair Value Adjust.	$0.660	$1.058	3	129.98%	0.36%	$(166,000)
Fair value at December 31, 2011							$318,000

Offering costs allocated to the warrants of $61,511 have been deferred and will be amortized on a straight-line basis over 60 months.

Warrants

The following table summarizes the warrants outstanding as of the beginning of the fiscal year, warrants exercised and warrants issued during the year and weighted average prices for each category.

		Weighted average
	Warrants	exercise price
Outstanding as of June 30, 2011	3,819,185	$3.690
Warrants exercised	(50,000)	$0.810
Warrants issued	713,601	$1.058
Outstanding as of December 31, 2011	4,482,786	$3.300

On July 12, 2011, the holder of the Series C warrants exercised warrants for 50,000 shares of common stock with an exercise price of $0.81 for a total of $40,244.

10.         Related Party Transaction

During the six months ended December 31, 2011, the Company continued to engage the services of APEX Data Systems, Inc., owned by Dwight Babcock, the Company’s Chairman and Chief Executive Officer, to modify and maintain the Company’s web interfaced data collection application to aggregate patient data in a controlled environment. The Board of Directors approved the use of the ongoing services of APEX Data Systems. Mr. Babcock recused himself due to his conflict of interest. The cost recorded during six months ended December 31, 2011 from APEX Data Systems, Inc. to build a web interfaced data collection application was $5,200 for which entries were recorded as fixed assets, net of accumulated depreciation.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, inventories, accrued liabilities, and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 2011 are those that depend most heavily on these judgments and estimates. As of December 31, 2011, there had been no material changes to any of the critical accounting policies contained therein.

Results of Operations

Three months ended December 31, 2011 compared to three months ended December 31, 2010

Revenues. The overall decrease in revenue generated by prostate brachytherapy is consistent with revenue decreases experienced by this segment of the industry as a whole, however, the strategy implemented by management in the prior year in diversifying the number of body sites being actively treated with the Proxcelan Cs-131 brachytherapy seed has continued to mitigate the lost revenue from the prostate segment. Company management intends to actively pursue alternative uses for the Company’s brachytherapy seeds in treatments consistent with the FDA clearance granted permitting the Company to utilize other FDA cleared application methods as a means of administering the treatments.

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

The Company made the first sales of its recently FDA cleared GliaSite Radiation Therapy System (GliaSite RTS) for use in clinical treatment and sold an additional inventory of catheters to the same customer for use in future cases during the three months ended December 31, 2011. All product sales are generated by the brachytherapy seeds and the related methods of application except for the revenue generated by the sales of GliaSite RTS which come from sale of the liquid isotope, catheter trays and access trays.

Key operating factors

	Three months	Three months
Description	ended 12-31-11	ended 12-31-10	Variance ($)	Variance (%)
Product Sales (Prostate)	$1,037,867	$1,139,530	$(101,663)	(9)%
Product Sales (Brain)	$46,220	$15,870	$30,350	191%
Product Sales (Lung)	$83,953	$44,640	$39,313	88%
Product Sales (GliaSite)	$34,035	$-	$34,035	100%
Product Sales (Other)	$26,580	$44,882	$(18,302)	(41)%
Total product sales	$1,228,655	$1,244,922	$(16,267)	(1)%

Cost of product sales.

Cost of product sales was influenced to a large degree by a single key operating factor, material cost, while overall costs decreased marginally during the three months ended December 31, 2011 compared to the three months ended December 31, 2010.

The key operating factor that changed in the three months ended December 31, 2011 as compared to the three months ended December 31, 2010 was materials cost. Materials cost decreased primarily as a result of the Company’s Russian isotope supplier providing a non-recurring reduction in both quantity and cost of isotope requirements to allow the Company to recover the additional isotope cost that was incurred in the first quarter of fiscal year 2012 as the result of an unscheduled outage at the Russian supplier’s reactor facility.

Key operating factors

	Three months	Three months
Description	ended 12-31-11	ended 12-31-10	Variance ($)	Variance (%)
Material	$361,893	$430,777	$(68,884)	(16)%
Cost of product sales (Other)	$667,864	$686,228	$(18,364)	(3)%
Total cost of product sales	$1,029,757	$1,117,005	$(87,248)	(8)%

Gross profit.  Gross profit for the three month period ended December 31, 2011 increased compared to the three month period ended December 31, 2010 primarily as a result of the non-recurring reduction in isotope cost that was recorded in the three months ended December 31, 2011. Management continued to seek to control variable costs, however, at this time most remaining production costs are of a fixed nature and related to minimum personnel costs to meet peak demand orders.

Key operating factor

	Three months	Three months
Description	ended 12-31-11	ended 12-31-10	Variance ($)	Variance (%)
Gross profit	$198,898	$127,917	$70,981	55%

Gross profit percentage	16%	10%

Research and development. Research and development costs were influenced by a single key operating factor for the three months ended December 31, 2011 compared to the three months ended December 31, 2010. This key operating factor was protocol expense which increased as the result of a non-recurring accrual adjustment to protocol expense in the three months ended December, 31, 2010. The Company intends to pursue protocols that are less costly in the remainder of fiscal year 2012.

Key operating factors

	Three months	Three months
Description	ended 12-31-11	ended 12-31-10	Variance ($)	Variance (%)
Protocol expense	$26,957	$(134,031)	$160,988	(120)%
Research and development (Other)	$162,704	$149,643	$13,061	9%
Total research and development	$189,661	$15,612	$174,049	1,115%

Research and development reimbursement. The research and development reimbursement was influenced by a single key operating factor for the three months ended December 31, 2011 compared to the three months ended December 31, 2010. This key operating factor was the existence of an IRS grant in fiscal year 2011 for research and development that did not continue into fiscal year 2012.

Key operating factors

	Three months	Three months
Description	ended 12-31-11	ended 12-31-10	Variance ($)	Variance (%)
Research and development reimbursement	$-	$(149,879)	$149,879	100%
Total research and development reimbursement	$-	$(149,879)	$149,879	100%

Sales and marketing expenses. Sales and marketing expenses decreased in the three months ended December 31, 2011 compared to the three months ended December 31, 2010 primarily as the result of a single operating factor.

This single operating factor influencing the decrease in sales and marketing expenses was payroll, benefits and share-based compensation which decreased primarily as a result of the Chief Executive Officer directly managing the sales team, replacing the leadership function of the former Vice-President of Sales, while the reduction in payroll was partially offset by the Company adding another active sales member in the field.

Key operating factors

	Three months	Three months
Description	ended 12-31-11	ended 12-31-10	Variance ($)	Variance (%)
Payroll, benefits & share comp	$187,442	$227,776	$(40,334)	(17)%
Sales and marketing (Other)	$116,678	$107,836	$8,842	8%
Total sales and marketing	$304,120	$335,612	$(31,492)	(9)%

General and administrative expenses. General and administrative expenses decreased in the three months ended December 31, 2011 compared to the three months ended December 31, 2010 primarily as a result of two key operating factors. The first key operating factor was the reduction in bad debt expense in the three months ended December 31, 2011 as compared to the three months ended December 31, 2010. The reduction in bad debt expense was the direct result of the resolution of several outstanding items with specific customers during the three months ended December 31, 2011. The second key operating factor was other expense that decreased as a result of a decrease primarily in public relations expense.

Key operating factors

	Three months	Three months
Description	ended 12-31-11	ended 12-31-10	Variance ($)	Variance (%)
Bad debt expense	$(50,185)	$553	$(50,738)	(9,175)%
Other expense	$13,870	$40,116	$(26,246)	(65)%
General and administrative (Other)	$533,483	$520,539	$12,944	2%
Total general and administrative	$497,168	$561,208	$(64,040)	(11)%

Operating loss. Operating loss for the three months ended December 31, 2011 increased compared to the three months ended December 31, 2010 as a result of the expiration of the IRS grant at June 30, 2011 which was recorded in research and development reimbursement in the three months ended December 31, 2010.

Key operating factor

	Three months	Three months
Description	ended 12-31-11	ended 12-31-10	Variance ($)	Variance (%)
Operating loss	$(792,051)	$(634,636)	$(157,415)	(25)%

Interest income. Interest income for the three months ended December 31, 2011 was reduced compared to the three months ended December 31, 2010 as a direct result of reduced cash and cash equivalent balances when coupled with reduced short-term interest rates.

Key operating factor

	Three months	Three months
Description	ended 12-31-11	ended 12-31-10	Variance ($)	Variance (%)
Interest income	$268	$979	$(711)	(73)%

Gain on fair value of warrant liability. During the three months ended December 31, 2011 and December 31, 2010, there were warrant liabilities established upon issuance of warrants during October 2011 to December 2011 to the purchasers and underwriters in the Company’s registered offering and warrants issued to the purchaser in the Company’s registered public offering during November 2010. Per ASC 820, the warrant liability requires periodic evaluation for changes in fair value. As required at December 31, 2011 and December 31, 2010, the Company evaluated the fair value of the warrant liability using the Black-Scholes option pricing model on which the original warrant liability was based and applied updated inputs as of those dates. The resulting change in fair value was recorded as of December 31, 2011 and December 31, 2010.

Key operating factor

	Three months	Three months
Description	ended 12-31-11	ended 12-31-10	Variance ($)	Variance (%)
Gain on fair value of warrant liability	$166,000	$420,000	$(254,000)	(61)%

Financing and interest expense. Financing and interest expense for the three months ended December 31, 2011 increased when compared to the three months ended December 31, 2010 as a direct result of the October 2011, December 2011 and November 2010 equity transactions and their related amortization of deferred offering costs throughout the life of the warrant liability.

Key operating factor

	Three months	Three months
Description	ended 12-31-11	ended 12-31-10	Variance ($)	Variance (%)
Interest expense	$-	$1,685	$(1,685)	(100)%
Deferred financing expense	$2,962	$12,727	$(9,765)	(77)%
Total financing and interest expense	$2,962	$14,412	$(11,450)	(80)%

Six months ended December 31, 2011 compared to six months ended December 31, 2010

Revenues. The overall decrease in revenue generated by prostate brachytherapy is consistent with revenue decreases experienced by this segment of the industry as a whole, however, the strategy implemented by management in the prior year in diversifying the number of body sites being actively treated with the Proxcelan Cs-131 brachytherapy seed has continued to mitigate the lost revenue from the prostate segment. Company management intends to actively pursue alternative uses for the Company’s brachytherapy seeds in treatments consistent with the FDA clearance granted permitting the Company to utilize other FDA cleared application methods as a means of administering the treatments.

Management believes that the overall market for prostate brachytherapy has continued to receive increased pressure from other treatment options with higher reimbursement rates such as IMRT and Robotics but that combination treatments incorporating brachytherapy with other modalities in the prostate and treatment of other body sites with brachytherapy have the potential to continue to increase.

The Company made the first sales of its recently FDA cleared GliaSite RTS for use in clinical treatment and sold an additional inventory of catheters to the same customer for use in future cases during the six months ended December 31, 2011. All product sales are from brachytherapy seeds except for the revenue generated by the sales of GliaSite RTS, which come from sale of the liquid isotope, catheter trays and access trays.

Key operating factors

	Six months	Six months
Description	ended 12-31-11	ended 12-31-10	Variance ($)	Variance (%)
Product Sales (Prostate)	$2,134,345	$2,372,082	$(237,737)	(10)%
Product Sales (Brain)	$62,171	$21,920	$40,251	184%
Product Sales (Lung)	$178,779	$112,635	$66,144	59%
Product Sales (GliaSite)	$34,035	$-	$34,035	100%
Product Sales (Other)	$32,749	$65,412	$(32,663)	(50)%
Total product sales	$2,442,072	$2,572,049	$(129,977)	(5)%

Cost of product sales. Cost of product sales was decreased by a single operating factor while overall costs remain relatively unchanged for the six months ended December 31, 2011 compared to the six months ended December 31, 2010. The key operating factor that decreased in the six months ended December 31, 2011 as compared to the six months ended December 31, 2010 is payroll and benefits expense. The Company has utilized existing production staff to support research and development efforts that have been undertaken. The related payroll and benefits cost for the use of production personnel has been transferred to research and development expense during six months ended December 31, 2011 as compared to the six months ended December 31, 2010 when the use of production personnel in research and development activities occurred primarily from October to December 2010.

Key operating factors

	Six months	Six months
Description	ended 12-31-11	ended 12-31-10	Variance ($)	Variance (%)
Payroll and benefits	$373,982	$428,409	$(54,427)	(13)%
Cost of product sales (Other)	$1,802,850	$1,800,123	$2,727	0%
Total cost of product sales	$2,176,832	$2,228,532	$(51,700)	(2)%

Gross profit.  Gross profit for the six month period ended December 31, 2011 decreased compared to the six month period ended December 31, 2010 primarily as a result of the previously discussed reduction in sales in the prostate market and inability to decrease fixed costs required regardless of revenue levels. Most remaining production costs are of a fixed nature and related to minimum personnel costs required to meet peak demand orders.

Key operating factor

	Six months	Six months
Description	ended 12-31-11	ended 12-31-10	Variance ($)	Variance (%)
Gross profit	$265,240	$343,517	$(78,277)	(23)%

Gross profit percentage	11%	13%

Research and development. Research and development costs were increased by two key operating factors for the six months ended December 31, 2011 compared to the six months ended December 31, 2010. The first key operating factor was payroll and benefits which increased as a result of the cost of production staff used in research and development on projects. The second key operating factor was protocol expense which increased as the result of the Company determining in the six months ended December 31, 2010 that several protocols were accrued beyond their expected obligations and reduced the accrued expense to the estimate at December 31, 2010. During the six months ended December 31, 2011, the Company accrued costs in accordance with its agreements with participating facilities.

Key operating factors

	Six months	Six months
Description	ended 12-31-11	ended 12-31-10	Variance ($)	Variance (%)
Payroll and benefits	$243,628	$149,233	$94,395	63%
Protocol expense	$64,746	$(123,063)	$187,809	153%
Research and development (Other)	$132,601	$103,963	$28,638	28%
Total research and development	$440,975	$130,133	$310,842	239%

Research and development reimbursement. Research and development reimbursement costs were influenced by a single key operating factor for the six months ended December 31, 2011 compared to the six months ended December 31, 2010. This key operating factor was the existence of an IRS grant in fiscal year 2011 that did not continue into fiscal year 2012 that was partially offset by a reimbursement recorded in the amount of $50,000. This reimbursement amount represents the amount of cost sharing that was negotiated with the future distributor of the GliaSite RTS. This amount was invoiced and received from the future distributor during the three months ended September 30, 2011 even though the distribution agreement was not executed until October.

Key operating factors

	Six months	Six months
Description	ended 12-31-11	ended 12-31-10	Variance ($)	Variance (%)
Research and development reimbursement	$(50,000)	$(149,879)	$99,879	67%
Total research and development reimbursement	$(50,000)	$(149,879)	$99,879	67%

Sales and marketing expenses. Sales and marketing expenses decreased in the six months ended December 31, 2011 compared to the six months ended December 31, 2010 primarily as a result of the change in a single key operating factor. This key operating factor that influenced the decrease in sales and marketing expenses was payroll, benefits and share-based compensation, which was the direct result of the Chief Executive Officer directly managing the sales team, replacing the leadership of the former Vice-President of Sales, while the reduction in payroll, benefits and share-based compensation was partially offset by the Company adding another active sales member.

Key operating factors

	Six months	Six months
Description	ended 12-31-11	ended 12-31-10	Variance ($)	Variance (%)
Payroll, benefits and
share-based compensation	$403,078	$492,288	$(89,210)	(18)%
Sales and marketing (Other)	$215,460	$216,750	$(1,290)	(1)%
Total sales and marketing	$618,538	$709,038	$(90,500)	(13)%

General and administrative expenses. General and administrative expenses increased in the six months ended December 31, 2011 compared to the six months ended December 31, 2010 primarily as a result of two key operating factors. The first key operating factor was legal expense that increased due to the Company’s negotiation of various alternative additional equity investments, which resulted in the incurrence of additional legal costs that were not able to be charged to an equity transaction. The second key operating factor was the other expense category. In the six months ended December 31, 2010, the Company incurred a non-recurring charge for a business and occupation tax credit that was rescinded by the State of Washington as the Company no longer qualified to receive the credit and did not ultimately meet the criteria for the credit.

Key operating factors

	Six months	Six months
Description	ended 12-31-11	ended 12-31-10	Variance ($)	Variance (%)
Legal expense	$100,797	$78,316	$22,481	29%
Other expense	$32,659	$93,320	$(60,661)	(65)%
General and administrative (Other)	$1,016,639	$985,705	$30,934	3%
Total general and administrative	$1,150,095	$1,157,341	$(7,246)	(1)%

Operating loss. Operating loss for the six months ended December 31, 2011 was increased compared to the six months ended December 31, 2010 primarily as a result of reduced sales coupled with a significant increase in research and development costs as management continues to invest in projects that diversify the treatment sites available for the application of the Company’s brachytherapy seeds and the expiration of an IRS grant that expired at June 30, 2011 and was recorded in research and development reimbursement in the six months ended December 31, 2010.

Key operating factor

	Six months	Six months
Description	ended 12-31-11	ended 12-31-10	Variance ($)	Variance (%)
Operating loss	$(1,894,368)	$(1,503,116)	$(391,252)	(26)%

Interest income. Interest income for the six months ended December 31, 2011 was reduced compared to the six months ended December 31, 2010 as a direct result of reduced cash and cash equivalent balances when coupled with reduced short-term interest rates.

Key operating factor

	Six months	Six months
Description	ended 12-31-11	ended 12-31-10	Variance ($)	Variance (%)
Interest income	$455	$2,040	$(1,585)	(78)%

Gain on fair value of warrant liability. During the six months ended December 31, 2011 and December 31, 2010, there were warrant liabilities established upon issuance of warrants to the purchasers and underwriters in the Company’s registered offering during October 2011 to December 2011 and the registered public offering during November 2010. Per ASC 820, the warrant liability requires periodic evaluation for changes in fair value. As required at December 31, 2011 and December 31, 2010, the Company evaluated the fair value of the warrant liability using the Black-Scholes option pricing model on which the original warrant liability was based and applied updated inputs as of those dates. The resulting change in fair value was recorded as of December 31, 2011 and December 31, 2010.

Key operating factor

	Six months	Six months
Description	ended 12-31-11	ended 12-31-10	Variance ($)	Variance (%)
Gain on fair value of warrant liability	$166,000	$420,000	$254,000	(61)%

Financing and interest expense. Financing and interest expense for the six months ended December 31, 2011 increased when compared to the six months ended December 31, 2010 as a direct result of the October 2011, December 2011 and November 2010 equity transactions and their related amortization of deferred offering costs throughout the life of the warrant liability.

Key operating factor

	Six months	Six months
Description	ended 12-31-11	ended 12-31-10	Variance ($)	Variance (%)
Interest expense	$94	$5,596	$(5,502)	(98)%
Deferred financing expense	$2,962	$13,279	$(10,317)	(78)%
Total financing and interest expense	$3,056	$18,875	$(15,819)	(84)%

Liquidity and capital resources. The Company has historically financed its operations through cash investments from shareholders. During the six months ended December 31, 2011 and December 31, 2010, the Company primarily used existing cash reserves to fund its operations and capital expenditures.

Cash flows from operating activities

Cash used by operating activities is the net loss adjusted for non-cash items and changes in operating assets and liabilities. Management continued to reduce cash consumed in operating activities through a combination of cost reductions and operational efficiencies identified in the results of operations that resulted in an increase in the net loss, which when reduced by the non-cash items and non-cash changes in operating assets and liabilities, resulted in an overall reduction in net cash used by operating activities for the six months ended December 31, 2011 when compared to the six months ended December 31, 2010.

Key operating factor

	Six months	Six months
Description	ended 12-31-11	ended 12-31-10	Variance ($)	Variance (%)
Net loss	$(1,730,969)	$(1,099,951)	$(631,018)	(57)%
Non-cash items	$378,575	$129,450	$249,125	192%
Non-cash changes in operating assets and liabilities	$388,298	$(317,149)	$655,447	(207)%
Net cash used by operating activities	$(1,014,096)	$(1,287,650)	$273,554	(21)%

Cash flows from investing activities

Cash used by investing activities during the six months ended December 31, 2011 was primarily that required to bring the Gliasite RTS to market and in the six months ended December 31, 2010 was primarily the result of the investment in equipment related to research and development activities in support of the IRS Qualifying Therapeutic Device Program grant research. The amounts recorded to restricted cash in both periods are the accrual of interest earned on certificates of deposit with two financial institutions that are a requirement of the Washington State Department of Health.

Key operating factor

	Six months	Six months
Description	ended 12-31-11	ended 12-31-10	Variance ($)	Variance (%)
Purchases of fixed assets	$(18,048)	$(32,976)	$14,928	(45)%
Additions to licenses and other assets	$(9,491)	$-	$(9,491)	100%
Change in restricted cash	$(161)	$(402)	$241	(60)%
Net cash used by investing activities	$(27,700)	$(33,378)	$5,678	(17)%

Cash flows from financing activities

Cash provided by financing activities in the six months ended December 31, 2011 and December 31, 2010 was the result of sales of common stock in at-the-market transactions, through warrant exercises, a registered direct offering and a best efforts all or nothing underwritten offering. Cash used during the six months ended December 31, 2011 was the result of dividend payments to the preferred shareholders. Cash used during the six months ended December 31, 2010 was the result of dividend payments to the preferred shareholders and payments to extinguish the debt facility with HAEIFC.

Key operating factor

	Six months	Six months
Description	ended 12-31-11	ended 12-31-10	Variance ($)	Variance (%)
Principal payments on notes payable	$-	$(25,333)	$25,333	100%
Preferred dividend payments	$(10,632)	$(10,632)	$-	0%
Proceeds from sale of common stock	$2,321,297	$2,448,490	$(127,193)	(5)%
Net cash provided by financing activities	$2,310,665	$2,412,525	$(101,860)	(4)%

There was no material change in the use of proceeds from our public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b). Through December 31, 2011, the Company had not used any of the net proceeds raised through the October and December 2011 offerings and had invested the net proceeds in cash and cash equivalents.

No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

Projected Fiscal Year 2012 Liquidity and Capital Resources

At December 31, 2011, the Company held cash and cash equivalents of $3,381,123 as compared to $2,112,254 of cash and cash equivalents at June 30, 2011.

The Company had approximately $3.01 million of cash and cash equivalents and no short-term investments as of February 3, 2012. The Company’s monthly required cash operating expenditures were approximately $169,000 in the six months ended December 31, 2011, which represents a 21% decrease of approximately $46,000 from average monthly cash operating expenditures in the six months ended December 31, 2010, which is primarily a result of improved operating performance from fiscal year 2012 to fiscal year 2011. Management believes that less than $100,000 will be spent on capital expenditures for fiscal year 2012, but there is no assurance that unanticipated needs for capital equipment may not arise.

The Company intends to continue its existing protocol studies and to begin new protocol studies on lung cancer treatment using Cesium-131. The Company continues to believe that approximately $100,000 in expense will be incurred during fiscal year 2012 related to protocol expenses relating to lung cancer and dual therapy and mono therapy prostate protocols.

Based on the foregoing assumptions, management believes cash, cash equivalents, and short-term investments of approximately $3.01 million on hand at February 3, 2012 will be sufficient to meet our anticipated cash requirements for operations and capital expenditure requirements through at least the next twelve months.

Management plans to attain breakeven and generate additional cash flows by increasing revenues from both new and existing customers (through our direct sales channels and through our distributors), increasing sales of the Company’s GliaSite RTS, expanding into other market applications which initially will include head and neck, colorectal and lung implants while maintaining the Company's focus on cost control. However, there can be no assurance that the Company will attain profitability or that the Company will be able to attain increases in its revenue. Sales in the prostate market have not shown the increases necessary to breakeven during the past four fiscal years and continued to decrease during the six months ended December 31, 2011. Management believes that this decrease in the six months ended December 31, 2011 was temporary as the key customer who contributed the majority of the decrease in revenue had substantial reductions in purchase volume during July 2011 but then returned to historical purchase volumes in August to December 2011. For the six months ended December 31, 2011, revenue from other treatment modalities with brachytherapy seeds has increased 34% when compared to the six months ended December 31, 2010. When including the revenue from the sale of GliaSite RTS, revenue from non-prostate treatments increased 51% in the six months ended December 31, 2011 compared to the six months ended December 1, 2010. As management is now focused on expanding into head and neck, colorectal, lung and brain applications of Cesium-131 brachytherapy seeds in addition to increasing the number of cases treated with of the GliaSite RTS, management believes the Company will need to raise additional capital for protocols, marketing staff, production staff and production equipment as it attempts to gain market share.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2011. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedures is designed to provide a reasonable level of assurance that the objectives of the system will be met.

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

This plan is as follows:

•	The Company is currently recruiting an accounting professional to fill an open position to allow the Company to continue to the process of remediating the issues previously identified.
•	The Company plans to continue to enhance staff knowledge through continued training and periodic reviews.

As a result of ongoing reviews of all significant and non-routine transactions, management believes that there are no material inaccuracies or omissions of material fact and to the best of its knowledge believes that the consolidated financial statements for the three and six months ended December 31, 2011 fairly present in all material respects the financial condition and results of operations for the Company in conformity with U.S generally accepted accounting principles.

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

There was no material change in the use of proceeds from our November 2010 public offering as described in our final prospectus filed with the SEC pursuant to Rule 424 (b) on November 24, 2010. Through December 31, 2011, we had begun to use the net proceeds from our public offering as described in our final prospectus filed with the SEC pursuant to Rule 424 (b) and as further described in the table below, and invested the remaining net proceeds in cash and cash equivalents.

Proceeds used in the six months ended December 31, 2011:

Purchase and installation of machinery and equipment	$12,848
Indirect payments to directors and officers for database development	5,200
Direct payments of salaries to directors and officers	413,862
Working capital	620,518
Total proceeds used in the six months ended December 31, 2011	$1,052,048

On July 12, 2011, the holder of the Series C warrants issued in the November 2010 offering exercised Series C warrants in the exercise amount of $40,244 in exchange for 50,000 shares of common stock with an exercise price of $0.81. As of December 31, 2011, none of the proceeds from the warrant exercise had been used.

There was no material change in the use of proceeds from our October 19, 2011 registered offering as described in our final prospectus filed with the SEC pursuant to Rule 424 (b) on October 13, 2011. Through December 31, 2011, we had not begun to use the net proceeds from this registered offering as described in our final prospectus filed with the SEC pursuant to Rule 424 (b) and invested the net proceeds in cash and cash equivalents.

There was no material change in the use of proceeds from the December 7, 2011 over-allotment closing for the October 2011 registered offering as described in our final prospectus filed with the SEC pursuant to Rule 424 (b) on October 13, 2011. Through December 31, 2011, we had not begun to use the net proceeds from this registered offering as described in our final prospectus filed with the SEC pursuant to Rule 424 (b) and invested the net proceeds in cash and cash equivalents.

Unregistered Sales of Equity Securities

Effective October 19, 2011, the Company issued warrants to purchase 150,000 shares of common stock to representatives of the underwriters in the Company’s registered direct offering that closed on October 19, 2011. The warrants have an exercise price of $1.058 per share with a five year term, but are not exercisable until the six month anniversary of the offering closing date. The warrants were issued pursuant to the exemption from registration provided by §4(2) of the Securities Act of 1933, as amended.

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

Dated: February 14, 2012

ISORAY, INC., a Minnesota corporation

By	/s/ Dwight Babcock
Dwight Babcock, Chief Executive Officer (Principal Executive Officer)

By	/s/ Brien Ragle
Brien Ragle, Controller (Principal Financial and Accounting Officer)

