Form 10-Q
period 2012-03-31
IsoRay, Inc.
filed 2012-05-15
CIK 728387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class	Outstanding as of May 4, 2012
Common stock, $0.001 par value	29,316,306

ISORAY, INC.

PART I – FINANCIAL INFORMATION

IsoRay, Inc. and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)
	March 31,	June 30,
	2012	2011

ASSETS

Current assets:
Cash and cash equivalents	$2,524,397	$2,112,254
Accounts receivable, net of allowance for doubtful accounts of $53,612 and $63,867, respectively	853,097	792,835
Inventory	441,194	749,849
Other receivables	19,475	425,901
Prepaid expenses and other current assets	168,509	141,154

Total current assets	4,006,672	4,221,993

Fixed assets, net of accumulated depreciation and amortization	2,591,649	3,208,911
Deferred financing costs, net of accumulated amortization	41,622	-
Restricted cash	180,996	180,809
Other inventory	469,758	-
Other assets, net of accumulated amortization	299,656	277,182

Total assets	$7,590,353	$7,888,895

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$345,818	$372,259
Accrued protocol expense	86,666	98,159
Accrued radioactive waste disposal	40,000	108,060
Accrued payroll and related taxes	70,711	125,014
Accrued vacation	82,912	70,706

Total current liabilities	626,107	774,198

Warrant liabilities	104,905	-
Asset retirement obligation	708,243	662,181

Total liabilities	1,439,255	1,436,379

Commitments and contingencies (Note 6)

Shareholders' equity:
Preferred stock, $.001 par value; 7,000,000 shares authorized:
Series A: 1,000,000 shares allocated; no shares issued and outstanding	-	-
Series B: 5,000,000 shares allocated; 59,065 shares issued and outstanding	59	59
Series C: 1,000,000 shares allocated; no shares issued and outstanding	-	-
Common stock, $.001 par value; 193,000,000 shares authorized; 29,316,306 and 26,443,118 shares issued and outstanding	29,316	26,443
Treasury stock, at cost, 13,200 shares	(8,390)	(8,390)
Additional paid-in capital	53,159,892	51,180,237
Accumulated deficit	(47,029,779)	(44,745,833)

Total shareholders' equity	6,151,098	6,452,516

Total liabilities and shareholders' equity	$7,590,353	$7,888,895

The accompanying notes are an integral part of these consolidated financial statements.

IsoRay, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011

Product sales	$1,317,371	$1,410,694	$3,759,443	$3,982,743
Cost of product sales	1,113,151	1,053,268	3,289,982	3,281,800

Gross profit	204,220	357,426	469,461	700,943

Operating expenses:
Research and development expenses	132,237	244,184	573,212	374,317
Research and development reimbursement	-	(56,118)	(50,000)	(205,947)
Sales and marketing expenses	259,010	235,206	877,549	944,244
General and administrative expenses	575,832	627,592	1,726,017	1,784,933

Total operating expenses	967,079	1,050,864	3,126,778	2,897,547

Operating loss	(762,859)	(693,438)	(2,657,317)	(2,196,604)

Non-operating income (expense):
Interest income	144	848	599	2,888
Gain (loss) on fair value of warrant liability	213,095	(163,000)	379,095	257,000
Financing and interest expense	(3,266)	(174,675)	(6,323)	(193,500)

Non-operating income (expense), net	209,973	(336,827)	373,371	66,388

Net loss	(552,886)	(1,030,265)	(2,283,946)	(2,130,216)
Preferred stock dividends	(2,658)	(2,658)	(7,974)	(7,974)

Net loss applicable to common shareholders	$(555,544)	$(1,032,923)	$(2,291,920)	$(2,138,190)

Basic and diluted loss per share	$(0.02)	$(0.04)	$(0.08)	$(0.09)

Weighted average shares used in computing net loss per share:
Basic and diluted	29,316,306	26,008,878	28,128,125	24,709,541

The accompanying notes are an integral part of these consolidated financial statements.

IsoRay, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,283,946)	$(2,130,216)
Adjustments to reconcile net loss to net cash used by operating activities:
Allowance for doubtful accounts	(10,256)	19,386
Depreciation and amortization of fixed assets	643,262	668,171
Amortization of deferred financing costs and other assets	26,577	206,038
Gain on fair value of warrant liabilities	(379,095)	(257,000)
Accretion of asset retirement obligation	46,062	42,111
Share-based compensation	99,568	68,622
Changes in operating assets and liabilities:
Accounts receivable	(50,006)	(34,433)
Inventory	(161,103)	(47,128)
Other receivables	406,426	-
Prepaid expenses and other current assets	(13,617)	(14,521)
Accounts payable and accrued expenses	(26,441)	(80,661)
Accrued protocol expense	(11,493)	(163,032)
Accrued radioactive waste disposal	(68,060)	36,000
Accrued payroll and related taxes	(54,303)	(114,412)
Accrued vacation	12,206	(7,293)

Net cash used by operating activities	(1,824,219)	(1,808,368)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(26,000)	(105,401)
Additions to licenses and other assets	(42,900)	-
Change in restricted cash	(187)	(571)

Net cash used by investing activities	(69,087)	(105,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	-	(38,334)
Preferred dividends paid	(10,632)	(10,632)
Proceeds from sales of common stock, pursuant to registered direct offering	2,592,549	2,250,000
Proceeds from sales of common stock, pursuant to at the market offering	-	368,781
Proceeds from sales of common stock, pursuant to exercise of warrants	40,244	215,027
Proceeds from sales of common stock, pursuant to exercise of options	1,352	-
Stock offering costs	(318,064)	(385,318)

Net cash provided by financing activities	2,305,449	2,399,524

Net increase in cash and cash equivalents	412,143	485,184
Cash and cash equivalents, beginning of period	2,112,254	2,990,744

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,524,397	$3,475,928

Non-cash investing and financing activities:

Initial fair value of warrant liabilities	$484,000	$1,724,000

The accompanying notes are an integral part of these consolidated financial statements.

IsoRay, Inc.

Notes to the Unaudited Consolidated Financial Statements

For the three and nine months ended March 31, 2012 and 2011

1.	Basis of Presentation

The accompanying consolidated financial statements are those of IsoRay, Inc., and its wholly-owned subsidiaries (IsoRay or the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the prior-year financial statements have been reclassified to conform to the current year presentation.

In the opinion of management, the accompanying unaudited interim consolidated financial statements and notes to the interim consolidated financial statements contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of IsoRay, Inc. and its wholly-owned subsidiaries.  These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes as set forth in the Company’s annual report filed on Form 10-K for the year ended June 30, 2011.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting period and the disclosures of contingent liabilities.  Accordingly, ultimate results could differ materially from those estimates. The Company anticipates that as the result of continuing operating losses and the significant net operating losses available from prior fiscal years, its effective income tax rate for fiscal year 2012 will be 0%.

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

Basic earnings per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Common stock equivalents, including warrants and options to purchase the Company's common stock, are excluded from the diluted earnings per share calculations when their effect is antidilutive. At March 31, 2012 and 2011, the calculation of diluted weighted average shares did not include preferred stock, common stock warrants, or options that are potentially convertible into common stock as those would be antidilutive due to the Company’s net loss position.

Securities not considered in the calculation of diluted weighted average shares, but that could be dilutive in the future as of March 31, 2012 and 2011, were as follows:

	March 31,
	2012	2011
Preferred stock	59,065	59,065
Common stock warrants	2,390,062	3,819,185
Common stock options	2,280,706	2,146,372

Total potential dilutive securities	4,729,833	6,024,622

4.	Inventory

Inventory consisted of the following at March 31, 2012 and June 30, 2011:

	March 31,	June 30,
	2012	2011
Raw materials	$257,879	$625,394
Work in process	112,720	120,180
Finished goods	70,595	4,275

	$441,194	$749,849

During the three months ended March 31, 2012, the Company reclassified its stock of enriched barium from inventory classified as a current asset to other inventory classified as a non-current asset. The Company does not expect to consume the enriched barium during the current operating cycle, however, in the future the Company will classify the portion of the inventory that is forecast to be consumed during an operating cycle as raw material within inventory.

5.	Share-Based Compensation

The following table presents the share-based compensation expense recognized during the three and nine months ended March 31, 2012 and 2011:

	Three months		Nine months
	ended March 31,		ended March 31,
	2012	2011	2012	2011
Cost of product sales	$12,090	$8,470	$36,270	$25,410
Research and development expenses	7,630	5,409	22,890	16,229
Sales and marketing expenses	2,606	96	7,818	7,790
General and administrative expenses	10,864	6,398	32,592	19,193
Total share-based compensation	$33,190	$20,373	$99,570	$68,622

As of March 31, 2012, total unrecognized compensation expense related to stock-based options was $174,032 and the related weighted-average period over which it is expected to be recognized is approximately 0.89 years.

A summary of stock options within the Company’s share-based compensation plans as of March 31, 2012 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(Years)
Outstanding at March 31, 2012	2,280,706	$1.85	5.70	$127,101
Vested and expected to vest at
March 31, 2012	2,189,208	$1.90	5.65	$115,186
Vested and exercisable at
March 31, 2012	1,875,615	$2.07	5.45	$99,400

There were 5,200 options exercised during the nine months ended March 31, 2012 and no options exercised during the nine months ended March 31, 2011. The Company’s current policy is to issue new shares to satisfy option exercises. The intrinsic value of the employee options exercised was $ 2,964.

No stock option awards were granted during the nine months ended March 31, 2012 and 2011.

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

The table below sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2012 and June 30, 2011, respectively, and the fair value calculation input hierarchy level the Company has determined applies to each asset and liability category.

	Balance at	Balance at	Input
Description	March 31, 2012	June 30, 2011	Hierarchy Level
Assets:
Cash and cash equivalents	$2,524,397	$2,112,254	Level 1

Liabilities:
Warrant liability	$104,905	$-	Level 2

8.	Preferred Dividends

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

As of March 31, 2012, there were accrued dividends on Series B Preferred Stock outstanding in the amount of $2,658.

9.	Shareholders’ Equity

Common stock transactions

On October 13, 2011, the Company entered into an Underwriting Agreement with WestPark Capital, Inc. as managing underwriter for a best efforts all or nothing underwritten registered offering of 2,500,000 shares of the Company’s common stock, par value $0.001 per share, at an offering price to the public of $0.92 per share. With every five shares of common stock purchased, the purchaser received a warrant to purchase one share of common stock with an exercise price of $1.058 with a five year term for a total of 500,003 warrants issued in the initial transaction. Under the terms of the Underwriting Agreement, the Company also granted the underwriters a 45 day option to sell up to an additional 1,027,173 shares of Common Stock (with warrants to purchase up to an additional 205,435 shares of common stock) to cover over-allotments, if any, at the offering price. There were 317,988 shares of common stock sold from the over-allotment and 63,598 warrants issued as part of the sale of the over-allotment shares. None of the warrants from either the initial sale of shares of common stock or from those sold as part of the over-allotment sale of shares of common stock have been exercised. The gross proceeds to the Company from the sale of the initial 2.5 million shares of common stock were $2,300,000 and there were net proceeds to the Company of $2,013,363, adjusted for costs described in the table below. Gross proceeds from the over-allotment sale of 317,988 shares of common stock were $292,549 and net proceeds were $261,123, adjusted for costs described in the table below.

	October 19, 2011	December 7, 2011
	Registered offering	Over-allotment	Total
Gross cash proceeds	$2,300,000	$292,549	$2,592,549
Underwriting costs [1]	140,087	15,696	155,783
Legal costs	100,050	14,231	114,281
Other costs	46,500	1,500	48,000
Net cash proceeds	$2,013,363	$261,122	2,274,485

1 – Underwriting costs include commissions paid directly to the underwriter and underwriting fees.

Warrant liability and related offering cost deferral

Based on the guidance contained in ASC 815 “Derivatives and Hedging”, management has concluded that the warrants issued in the initial transaction and in the over-allotment transaction should be classified as a derivative liability and has recorded a liability at fair value. The Company determined the fair value of the warrants using the Black-Scholes fair value model. The Company determined the fair value of the warrants to be $484,000 on the date of the offering. The Company has recognized a gain on the change in fair value of $379,095 in the nine months ended March 31, 2012.

The inputs to the Black-Scholes fair value model are listed in the table below:

Transaction			Stock	Exercise	Est.	Expected	Risk-Free
Date	Description	Quantity[1]	Price	Price	Term	Volatility	Rate	Valuation
10/19/2011	Registered offering	650,003	$0.900	$1.058	3	141.07%	0.46%	$446,000
12/31/2011	Fair Value Adjust.	650,003	0.660	1.058	3	129.98	0.36	(156,000)
03/31/2012	Fair Value Adjust.	650,003	0.480	1.058	2.48	85.20	0.51	(194,445)

Fair value of warrant liability from registered direct offering:	$95,555

Transaction			Stock	Exercise	Est.	Expected	Risk-Free
Date	Description	Quantity[1]	Price	Price	Term	Volatility	Rate	Valuation
12/07/2011	Over-allotment	63,598	$0.820	$1.058	3	133.00%	0.36%	$38,000
12/31/2011	Fair Value Adjust.	63,598	0.660	1.058	3	129.98	0.36	(10,000)
03/31/2012	Fair Value Adjust.	63,598	0.480	1.058	2.48	85.20	0.51	(18,650)

Fair value of warrant liability from over-allotment offering:	$9,350

Total fair value of warrant liability at March 31, 2012:	$104,905

1 Quantity of warrants either issued or outstanding as of the date of valuation.

Warrants

The following table summarizes the warrants outstanding as of the beginning of the fiscal year, warrants exercised and warrants issued during the year and weighted average prices for each category.

		Weighted average
	Warrants	exercise price
Outstanding as of June 30, 2011	3,819,185	$3.690
Warrants exercised	(50,000)	0.810
Warrants expired	(2,092,324)	5.890
Warrants issued	713,201	1.058
Outstanding as of March 31, 2012	2,390,062	$1.030

On July 12, 2011, the holder of the Series C warrants exercised warrants for 50,000 shares of common stock with an exercise price of $0.81 for a total of $40,244.

10.	Related Party Transaction

During the nine months ended March 31, 2012, the Company continued to engage the services of APEX Data Systems, Inc., owned by Dwight Babcock, the Company’s Chairman and Chief Executive Officer, to modify and maintain the Company’s web interfaced data collection application to aggregate patient data in a controlled environment. The Board of Directors approved the use of the ongoing services of APEX Data Systems. Mr. Babcock recused himself due to his conflict of interest. The cost recorded during the nine months ended March 31, 2012 from APEX Data Systems, Inc. to build a web interfaced data collection application was $14,070 for which entries were recorded as capitalized, net of accumulated amortization. An additional $15,000 was expended on the maintenance of the web interfaced data collection applications in combination with the updating of the Company website.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, inventories, accrued liabilities, derivative liabilities and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 2011 are those that depend most heavily on these judgments and estimates. As of March 31, 2012, there had been no material changes to any of the critical accounting policies contained therein.

Results of Operations

Three months ended March 31, 2012 compared to three months ended March 31, 2011.

Revenues. The overall decrease in revenue generated by prostate brachytherapy is consistent with revenue decreases experienced by this segment of the industry as a whole, however, the strategy implemented by management in the prior year in diversifying the number of body sites being actively treated with the Proxcelan Cs-131 brachytherapy seed has continued to mitigate some of the decreased revenue from the prostate segment of the business. These newer brachytherapy product sales (including brain, lung and those reported as other) are in the early stages of application in the clinical setting and their purchasing patterns are subject to the influence of a few key physicians who can significantly influence revenue from quarter to quarter. The newer brachytherapy product sales reported as “other” represent more developmental applications of our product which may not lead to either a long term revenue source or a significant product line and therefore revenue fluctuation in this segment is expected to be subject to more significant variation from quarter to quarter. Company management intends to actively pursue alternative uses for the Company’s brachytherapy seeds in treatments consistent with the FDA clearance granted permitting the Company to utilize other FDA cleared application methods as a means of administering the treatments.

Management believes that the overall market for prostate brachytherapy has continued to receive increased pressure from other treatment options with higher reimbursement rates such as Intensity –Modulated Radiation Therapy (IMRT) and Robotics but management believes that combining treatments incorporating brachytherapy with other modalities in the prostate and treatment of other body sites with brachytherapy have the potential to continue to increase.

The Company made the first U.S. sales of its recently FDA cleared GliaSite Radiation Therapy System (GliaSite RTS) for use in clinical treatment during the three months ended December 31, 2011. During the three months ended March 31, 2012, all product sales were generated by the brachytherapy seeds and the related methods of application except for the revenue generated by the sales of GliaSite RTS which result from the sale of the Iotrex solution, catheter trays and access trays. In late April, the Company received its CE mark clearing its and its distributor’s ability to sell and distribute the GliaSite RTS in the European Union. This was the final hurdle to permit sales of GliaSite RTS in Europe and management believes that sales will begin in the quarter ended June 30, 2012.

Key operating factors

	Three months	Three months
Description	ended 03-31-12	ended 03-31-11	Variance ($)	Variance (%)
Product Sales (Prostate)	$1,119,662	$1,259,374	$(139,712)	(11%)
Product Sales (Brain)	$23,730	$22,020	$1,710	8%
Product Sales (Lung)	$105,035	$103,910	$1,125	1%
Product Sales (GliaSite)	$49,745	$-	$49,745	100%
Product Sales (Other)	$19,199	$25,390	$(6,191)	(24%)
Total product sales	$1,317,371	$1,410,694	$(93,323)	(7%)

Cost of product sales.

Cost of product sales for the production of brachytherapy seeds increased marginally in the three months ended March 31, 2012 when compared to the three months ended March 31, 2011. The increase in brachytherapy seed cost of products was influenced by three key operating factors, material cost, payroll and benefits cost, and pre-loading expense.

The cost of product sales for the GliaSite RTS products was segregated from overall cost of product sales during the three months ended March 31, 2012, as sales of the GliaSite RTS products and related production costs increased over the three months ended December 31, 2011 when the product was introduced in the U.S. market.

The key operating factors that changed in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 were a decrease in materials cost offset by increases in payroll and benefits cost, and pre-load cost, along with the addition of the cost of producing the new GliaSite RTS products. Materials cost decreased primarily as a result of a reduction in the Company’s estimate and the related accrual to dispose of the radioactive waste created in the production of the brachytherapy seeds that the Company sells based on the Company’s actual experience in disposing of some waste during the three months ended March 31, 2012. Payroll and benefits cost increased as the result of decreased research and development efforts that utilized labor from the production staff. The production staff is at levels that management has determined to be appropriate to meet customer demands for orders in a timely manner. Pre-load costs increased as the result of increased consumption of loading supplies as the number of customers utilizing the Company’s loading services continues to increase. The addition of the GliaSite RTS products created additional production costs related to the isotope utilized and the related treatment components.

Key operating factors

	Three months	Three months
Description	ended 03-31-12	ended 03-31-11	Variance ($)	Variance (%)
Material	$391,050	$423,475	$(32,425)	(8)%
Payroll and benefits	227,313	184,976	42,337	23%
Pre-load	91,395	59,568	31,827	53%
GliaSite RTS	39,782	-	39,782	100%
Cost of product sales (Other)	363,611	385,249	(21,638)	(6)%
Total cost of product sales	$1,113,151	$1,053,268	$59,883	6%

Gross profit.  Gross profit for the three month period ended March 31, 2012 decreased compared to the three month period ended March 31, 2011 primarily as a result of the decreased brachytherapy seed revenue from prostate cancer treatment and the addition of the production costs of the GliaSite RTS.

Key operating factor

	Three months	Three months
Description	ended 03-31-12	ended 03-31-11	Variance ($)	Variance (%)
Gross profit	$204,220	$357,426	$(153,206)	(43)%

Gross profit percentage	16%	25%

Research and development. Research and development costs were decreased by three key operating factors for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. These key operating factors were decreased legal expense, other organ research and payroll and benefits in the three months ended March 31, 2012. The Company was granted a patent in India for which the costs had not been capitalized reducing legal expense as a result of capitalizing the patent, and other organ research along with payroll and benefits cost were reduced as the majority of the projects pursued in the prior fiscal year had been concluded.

Key operating factors

	Three months	Three months
Description	ended 03-31-12	ended 03-31-11	Variance ($)	Variance (%)
Legal expense	$(12,315)	$8,739	$(21,054)	(241)%
Other organ research expense	16,442	63,262	(46,820)	(74)%
Payroll and benefits expense	54,197	108,856	(54,659)	(50)%
Research and development (Other)	73,913	63,327	10,586	17%
Total research and development	$132,237	$244,184	$(111,947)	(46)%

Research and development reimbursement. The research and development reimbursement was influenced by a single key operating factor for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. This key operating factor was the existence of an IRS grant in fiscal year 2011 for research and development which did not continue into fiscal year 2012.

Key operating factors

	Three months	Three months
Description	ended 03-31-12	ended 03-31-11	Variance ($)	Variance (%)
Research and development reimbursement	$-	$(56,118)	$56,118	(100)%
Total research and development reimbursement	$-	$(56,118)	$56,118	(100)%

Sales and marketing expenses. Sales and marketing expenses increased in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily as the result of two operating factors.

The two operating factors that influenced the increase in sales and marketing expenses were marketing and advertising expense which decreased as the result of the reversal of an accrued expense when management determined it was no longer applicable and travel which increased primarily as a result of increased activity by the sales force in developing new customers in both the brachytherapy seed and GliaSite markets.

Key operating factors

	Three months	Three months
Description	ended 03-31-12	ended 03-31-11	Variance ($)	Variance (%)
Marketing and advertising cost	$(8,777)	$12,487	$(21,264)	(170)%
Travel cost	52,407	31,618	20,789	66%
Sales and marketing (Other)	$215,380	$191,101	$24,279	13%
Total sales and marketing	$259,010	$235,206	$23,804	10%

General and administrative expenses. General and administrative expenses decreased in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily as a result of three key operating factors. The first key operating factor was a reduction in bad debt expense in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The reduction in bad debt expense was the direct result of the resolution of several outstanding items with specific customers during the three months ended March 31, 2012. The second key operating factor was legal expense that decreased as the result of the cost of renegotiating warrants that occurred in the three months ended March 31, 2011 and did not recur in the three months ended March 31, 2012. The third key operating factor was payroll and benefits which increased during the three months ended March 31, 2012 as the result of labor previously allocated to research and development and the addition of a staff member to an open position.

Key operating factors

	Three months	Three months
Description	ended 03-31-12	ended 03-31-11	Variance ($)	Variance (%)
Bad debt expense	$5,642	$29,248	$(23,606)	(81)%
Legal expense	30,797	104,876	(74,079)	(71)%
Payroll and benefits expense	260,325	221,339	38,986	18%
General and administrative (Other)	279,068	272,129	6,939	3%
Total general and administrative	$575,832	$627,592	$(51,760)	(8)%

Operating loss. Operating loss for the three months ended March 31, 2012 increased compared to the three months ended March 31, 2011 as a result of decreased revenue generated from the sales of brachytherapy seeds for the treatment of prostate cancer partially offset by the overall reduction in research and development spending that led to an overall reduction in operating expenses.

Key operating factor

	Three months	Three months
Description	ended 03-31-12	ended 03-31-11	Variance ($)	Variance (%)
Operating loss	$(762,859)	$(693,438)	$69,421	10%

Interest income. Interest income for the three months ended March 31, 2012 was reduced compared to the three months ended March 31, 2011 as a direct result of reduced cash and cash equivalent balances when coupled with reduced short-term interest rates.

Key operating factor

	Three months	Three months
Description	ended 03-31-12	ended 03-31-11	Variance ($)	Variance (%)
Interest income	$144	$848	$(704)	(83)%

Gain / (loss) on fair value of warrant liability. During the three months ended March 31, 2012 and March 31, 2011, there were warrant liabilities established upon issuance of warrants during October 2011 to December 2011 to the purchasers in the Company’s registered offering and warrants issued to the purchaser in the Company’s registered public offering during November 2010. The warrant liability requires periodic evaluation for changes in fair value. As required at March 31, 2012 and March 31, 2011, the Company evaluated the fair value of the warrant liability using the Black-Scholes option pricing model and applied updated inputs as of those dates. The resulting change in fair value was recorded as of March 31, 2012 and March 31, 2011.

Key operating factor

	Three months	Three months
Description	ended 03-31-12	ended 03-31-11	Variance ($)	Variance (%)
Gain / (loss) on fair value of warrant liability	$213,095	$(163,000)	$376,095	(231)%

Financing and interest expense. Financing and interest expense for the three months ended March 31, 2012 increased when compared to the three months ended March 31, 2011 as a direct result of equity offerings and the related amortization of deferred offering costs.

Key operating factor

	Three months	Three months
Description	ended 03-31-12	ended 03-31-11	Variance ($)	Variance (%)
Interest expense	$77	$2,054	$(1,977)	(96)%
Deferred financing expense	$3,189	$172,621	$(169,432)	(98)%
Total financing and interest expense	$3,266	$174,675	$(171,409)	(98)%

Nine months ended March 31, 2012 compared to nine months ended March 31, 2011

Revenues. The overall decrease in revenue generated by prostate brachytherapy is consistent with revenue decreases experienced by this segment of the industry as a whole, however, the strategy implemented by management in the prior year in diversifying the number of body sites being actively treated with the Proxcelan Cs-131 brachytherapy seed has continued to mitigate the lost revenue from the prostate segment. These newer brachytherapy product sales (including brain, lung and those reported as other) are in the early stages of application in the clinical setting and their purchasing patterns are subject to the influence of a few key physicians who can significantly influence revenue from quarter to quarter. The newer brachytherapy product sales reported as “other” represent more developmental applications of our product which may not lead to either a long-term revenue source or a significant product line and therefore revenue fluctuation in this segment is expected to be subject to more significant variation from year to year. Company management intends to actively pursue alternative uses for the Company’s brachytherapy seeds in treatments consistent with the FDA clearance granted permitting the Company to utilize other FDA cleared application methods as a means of administering the treatments.

Management believes that the overall market for prostate brachytherapy has continued to receive increased pressure from other treatment options with higher reimbursement rates such as IMRT and Robotics but management believes that combining treatments incorporating brachytherapy with other modalities in the prostate and treatment of other body sites with brachytherapy have the potential to continue to increase.

The Company made the first U.S. sales of its recently FDA cleared GliaSite RTS for use in clinical treatment and sold an additional inventory of catheters to the same customer for use in future cases during the nine months ended March 31, 2012. All product sales are from brachytherapy seeds except for the revenue generated by the sales of GliaSite RTS, which results from sale of the Iotrex solution, catheter trays and access trays. In late April, the Company received its CE mark clearing its and its distributor’s ability to sell and distribute the GliaSite RTS in the European Union. This was the final hurdle to permit sales of GliaSite RTS in Europe and management believes that sales will begin in the quarter ended June 30, 2012.

Key operating factors

	Nine months	Nine months
Description	ended 03-31-12	ended 03-31-11	Variance ($)	Variance (%)
Product Sales (Prostate)	$3,239,227	$3,638,018	$(398,791)	(11)%
Product Sales (Brain)	$100,681	$43,940	$56,741	129%
Product Sales (Lung)	$283,814	$216,545	$67,269	31%
Product Sales (GliaSite)	$83,780	$-	$83,780	100%
Product Sales (Other)	$51,941	$84,240	$(32,299)	(38)%
Total product sales	$3,759,443	$3,982,743	$(223,300)	(6)%

Cost of product sales. Cost of product sales overall remain approximately unchanged for the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011. The cost of producing brachytherapy seeds decreased during the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011 by an insignificant amount. The Company incurred costs for the production of the GliaSite RTS product line for the first time during the nine months ended March 31, 2012. The Company utilized existing production staff to support research and development efforts that have been undertaken during the nine months ended March 31, 2012, however, these efforts were less than for the nine months ended March 31, 2011.

Key operating factors

	Nine months	Nine months
Description	ended 03-31-12	ended 03-31-11	Variance ($)	Variance (%)
Cost of product sales (Brachytherapy)	$3,229,910	$3,281,800	$(51,890)	(2)%
Cost of product sales (GliaSite RTS)	60,072	-	60,072	100%
Total cost of product sales	$3,289,982	$3,281,800	$8,182	0%

Gross profit.  Gross profit for the nine months ended March 31, 2012 decreased compared to the nine months ended March 31, 2011 primarily as a result of the previously discussed reduction in sales in the prostate market. Most remaining production costs are of a fixed nature and required to maintain minimum production staffing levels required to meet peak demand orders.

Key operating factor

	Nine months	Nine months
Description	ended 03-31-12	ended 03-31-11	Variance ($)	Variance (%)
Gross profit	$469,461	$700,943	$(231,482)	(33)%

Gross profit percentage	12%	18%

Research and development. Research and development costs were increased by a single key operating factor for the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011. The key operating factor was protocol expense which increased as the result of the Company determining in the nine months ended March 31, 2011 that several protocols were accrued beyond their expected obligations, leading to a reduction in the accrued expense during the nine months ended March 31, 2011. During the nine months ended March 31, 2012, the Company accrued costs in accordance with its updated agreements with participating facilities. The adjustment recorded in fiscal year 2011 is expected to be non-recurring in nature.

Key operating factors

	Nine months	Nine months
Description	ended 03-31-12	ended 03-31-11	Variance ($)	Variance (%)
Protocol expense	$92,781	$(98,344)	$191,125	194%
Research and development (Other)	$480,431	$472,661	$7,770	2%
Total research and development	$573,212	$374,317	$198,895	53%

Research and development reimbursement. Research and development reimbursement costs were influenced by a single key operating factor for the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011. This key operating factor was the existence of an IRS grant in fiscal year 2011 that did not continue into fiscal year 2012 that was partially offset by a reimbursement recorded that represents the amount of cost sharing that was negotiated with the future distributor of the GliaSite RTS. This amount was invoiced and received from the future distributor during the three months ended September 30, 2011 even though the distribution agreement was not executed until October 2011.

Key operating factors

	Nine months	Nine months
Description	ended 03-31-12	ended 03-31-11	Variance ($)	Variance (%)
Research and development reimbursement	$(50,000)	$(205,947)	$155,947	(76)%
Total research and development reimbursement	$(50,000)	$(205,947)	$155,947	(76)%

Sales and marketing expenses. Sales and marketing expenses decreased in the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011 primarily as a result of the change in three key operating factors. The key operating factor of marketing and advertising decreased as the result of the reversal of an accrued expense when management determined a claim no longer existed in combination with a more targeted use of trade publications. The key operating factor of payroll, benefits and share-based compensation decreased as the direct result of the Chief Executive Officer directly managing the sales team, replacing the leadership of the former Vice-President of Sales, while the reduction in payroll, benefits and share-based compensation was partially offset by the Company adding another active sales member. Travel expense increased during the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011 as the result of the addition of a sales team member in the field and the addition of the new GliaSite RTS products which required more travel expense due to its introduction to the market.

Key operating factors

	Nine months	Nine months
Description	ended 03-31-12	ended 03-31-11	Variance ($)	Variance (%)
Marketing and advertising	$14,121	$49,236	$(35,115)	(71)%
Payroll, benefits and share-based compensation	596,310	666,065	(69,755)	(10)%
Travel	181,852	146,573	35,279	24%
Sales and marketing (Other)	85,266	82,370	2,896	4%
Total sales and marketing	$877,549	$944,244	$(66,695)	(7)%

General and administrative expenses. General and administrative expenses decreased in the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011 primarily as a result of four key operating factors. The first key operating factor was bad debt expense which decreased as collection efforts improved. The second key operating factor, legal expense, decreased as the result of warrant negotiations that occurred during the nine months ended March 31, 2011 that did not recur during the nine months ended March 31, 2012. The third key operating factor, other expense, decreased as the Company incurred a non-recurring charge for a business and occupation tax credit that was rescinded by the State of Washington as the Company no longer qualified to receive the credit and did not ultimately meet the criteria for the credit during the nine months ended March 31, 2011. The fourth key operating factor was payroll, benefits and share-based compensation which increased as the result of labor which was allocated to research and development projects in the nine months ended March 31, 2011 and the addition of a staff member to an open position.

Key operating factors

	Nine months	Nine months
Description	ended 03-31-12	ended 03-31-11	Variance ($)	Variance (%)
Bad debt expense	$1,622	$25,479	$(23,857)	(94)%
Legal expense	131,594	183,192	(51,598)	(28)%
Other expense	55,426	120,911	(65,485)	(54)%
Payroll, benefits and share-based compensation	815,805	728,059	87,746	12%
General and administrative (Other)	721,570	727,292	(5,722)	(1)%
Total general and administrative	$1,726,017	$1,784,933	$(58,916)	(3)%

Operating loss. Operating loss for the nine months ended March 31, 2012 was increased compared to the nine months ended March 31, 2011 primarily as a result of reduced sales coupled with a significant increase in research and development costs as management continues to invest in projects that diversify the treatment sites available for the application of the Company’s brachytherapy seeds and the expiration of an IRS grant that expired at June 30, 2011 which was recorded in research and development reimbursement in the nine months ended March 31, 2011.

Key operating factor

	Nine months	Nine months
Description	ended 03-31-12	ended 03-31-11	Variance ($)	Variance (%)
Operating loss	$(2,657,317)	$(2,196,604)	$460,713	21%

Interest income. Interest income for the nine months ended March 31, 2012 was reduced compared to the nine months ended March 31, 2011 as a direct result of reduced cash and cash equivalent balances when coupled with reduced short-term interest rates.

Key operating factor

	Nine months	Nine months
Description	ended 03-31-12	ended 03-31-11	Variance ($)	Variance (%)
Interest income	$599	$2,888	$(2,289)	(79)%

Gain on fair value of warrant liability. During the nine months ended March 31, 2012 and March 31, 2011, there were warrant liabilities established upon issuance of warrants to the purchasers in the Company’s registered offering during October 2011 to December 2011 and the registered public offering during November 2010. The warrant liability requires periodic evaluation for changes in fair value. At March 31, 2012 and March 31, 2011, the Company evaluated the fair value of the warrant liability using the Black-Scholes option pricing model and applied updated inputs as of those dates. The resulting change in fair value was recorded as of March 31, 2012 and March 31, 2011.

Key operating factor

	Nine months	Nine months
Description	ended 03-31-12	ended 03-31-11	Variance ($)	Variance (%)
Gain on fair value of warrant liability	$379,095	$257,000	$122,095	48%

Financing and interest expense. Financing and interest expense for the nine months ended March 31, 2012 increased when compared to the nine months ended March 31, 2011 as a direct result of equity offerings and the related amortization of deferred offering costs.

Key operating factor

	Nine months	Nine months
Description	ended 03-31-12	Ended 03-31-11	Variance ($)	Variance (%)
Interest expense	$171	$7,649	$(7,478)	(98)%
Deferred financing expense	6,152	185,851	(179,699)	(97)%
Total financing and interest expense	$6,323	$193,500	$(187,177)	(97)%

Liquidity and capital resources. The Company has historically financed its operations through cash investments from shareholders. During the nine months ended March 31, 2012 and March 31, 2011, the Company primarily used existing cash reserves to fund its operations and capital expenditures.

Cash flows from operating activities

Cash used by operating activities is the net loss adjusted for non-cash items and changes in operating assets and liabilities. Management continued to reduce cash consumed in operating activities through a combination of cost reductions and operational efficiencies identified in the results of operations that resulted in an increase in the net loss, which when reduced by the non-cash items and non-cash changes in operating assets and liabilities, resulted in an overall reduction in net cash used by operating activities for the nine months ended March 31, 2012 when compared to the nine months ended March 31, 2011.

Key operating factor

	Nine months	Nine months
Description	ended 03-31-12	ended 03-31-11	Variance ($)	Variance (%)
Net loss	$(2,283,946)	$(2,130,216)	$153,730	7%
Non-cash items	426,118	747,328	(321,210)	(43)%
Non-cash changes in operating assets and liabilities	33,609	(425,480)	459,089	108%
Net cash used by operating activities	$(1,824,219)	$(1,808,368)	$(15,851)	1%

Cash flows from investing activities

Cash used by investing activities during the nine months ended March 31, 2012 was primarily an investment in equipment that was required to produce inventory related to the GliaSite RTS and in the nine months ended March 31, 2011 was primarily the result of the investment in equipment related to research and development activities in support of the IRS Qualifying Therapeutic Device Program grant research. The amounts recorded to restricted cash in both periods are the accrual of interest earned on certificates of deposit with two financial institutions that are a requirement of the Washington State Department of Health.

Key operating factor

	Nine months	Nine months
Description	ended 03-31-12	ended 03-31-11	Variance ($)	Variance (%)
Purchases of fixed assets	$(26,000)	$(105,401)	$(79,401)	(75)%
Additions to licenses and other assets	(42,900)	-	42,900	100%
Change in restricted cash	(187)	(571)	(384)	(67)%
Net cash used by investing activities	$(69,087)	$(105,972)	$36,885	(35)%

Cash flows from financing activities

Cash provided by financing activities in the nine months ended March 31, 2012 and March 31, 2011 was the result of sales of common stock in at-the-market transactions, through warrant exercises, a registered direct offering and a best efforts all or nothing underwritten offering. Cash used during the nine months ended March 31, 2012 was the result of dividend payments to the preferred shareholders. Cash used during the nine months ended March 31, 2011 was the result of dividend payments to the preferred shareholders and payments to extinguish the debt facility with HAEIFC.

Key operating factor

	Nine months	Nine months
Description	ended 03-31-12	ended 03-31-11	Variance ($)	Variance (%)
Principal payments on notes payable	$-	$(38,334)	$38,334	100%
Preferred dividend payments	$(10,632)	$(10,632)	$-	0%
Proceeds from sale of common stock	$2,316,081	$2,448,490	$(132,409)	(5)%
Net cash provided by financing activities	$2,305,449	$2,399,524	$(94,075)	(4)%

Projected Fiscal Year 2012 Liquidity and Capital Resources

At March 31, 2012, the Company held cash and cash equivalents of $2,524,397 as compared to $2,112,254 at June 30, 2011.

The Company had approximately $2.32 million of cash and cash equivalents and no short-term investments as of May 2, 2012. The Company’s monthly required cash operating expenditures were approximately $203,000 during the nine months ended March 31, 2012, which represents a 1% increase of approximately $2,000 in average monthly cash operating expenditures in the nine months ended March 31, 2011. Management forecasts that less than $100,000 will be spent on capital expenditures for fiscal year 2012, but there is no assurance that unanticipated needs for capital equipment may not arise.

The Company intends to continue its existing protocol studies and to begin new protocol studies on lung cancer treatment using Cesium-131. The Company continues to believe that approximately $100,000 in expense will be incurred during fiscal year 2012 related to protocol expenses relating to lung cancer and dual therapy and mono therapy prostate protocols but there is no assurance that unanticipated needs for additional protocols in support of the development of new applications of our existing products may not arise.

Based on the foregoing assumptions, management believes cash, cash equivalents, and short-term investments of approximately $2.32 million on hand at May 2, 2012 will be sufficient to meet our anticipated cash requirements for operations and capital expenditure requirements through at least the next twelve months assuming both revenue and expenses remain at current levels.

Management plans to attain breakeven and generate additional cash flows by increasing revenues from both new and existing customers (through our direct sales channels and through our distributors), increasing sales of its GliaSite RTS, and expanding into other market applications which initially will include head and neck, colorectal and lung implants, while maintaining the Company's focus on cost control. However, there can be no assurance that the Company will attain profitability or that the Company will be able to attain increases in its revenue. Sales in the prostate market have not shown the increases necessary to breakeven during the past four fiscal years and continued to decrease during the nine months ended March 31, 2012.

For the nine months ended March 31, 2012, revenue from other treatment modalities with brachytherapy seeds has increased 27% when compared to the nine months ended March 31, 2011. When including the revenue from the sale of GliaSite RTS, revenue from non-prostate treatments increased 51% in the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011. These non-prostate brachytherapy treatments are in the early stages of application in the clinical setting and their purchasing patterns are subject to the influence of a few key physicians which can significantly influence revenue from quarter to quarter.

There was no material change in the use of proceeds from our public offerings as described in our final prospectus supplements filed with the SEC pursuant to Rule 424(b) on November 24, 2010 and October 13, 2011. Through March 31, 2012, the Company had used $1,909,154 of the net proceeds raised through the November 2010 offering and had invested the remaining net proceeds in cash and cash equivalents. Through March 31, 2012, the Company had not used any of the net proceeds raised through the October and December 2011 offerings and had invested the net proceeds in cash and cash equivalents. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

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

Other Commitments and Contingencies

The Company is subject to various local, state, and federal environmental regulations and laws due to the isotopes used to produce the Company’s products. As part of normal operations, amounts are expended to ensure that the Company is in compliance with these laws and regulations. While there have been no reportable incidents or compliance issues, the Company believes that if it relocates its current production facilities then certain decommissioning expenses will be incurred. An asset retirement obligation was established in the first quarter of fiscal year 2008 for the Company’s obligations at its current production facility. This asset retirement obligation will be for obligations to remove any residual radioactive materials and to remove all leasehold improvements.

The industry that the Company operates in is subject to product liability litigation. Through its production and quality assurance procedures, the Company works to mitigate the risk of any lawsuits concerning its products. The Company also carries product liability insurance to help protect it from this risk.

The Company has no off-balance sheet arrangements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide Part I, Item 3 disclosure in this Quarterly Report.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2012. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedures is designed to provide a reasonable level of assurance that the objectives of the system will be met.

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

Progress made on this plan in the three months ended March 31, 2012 is as follows:

•	The Company has hired an accounting professional who is a certified public accountant to fill the open position to allow the Company to continue to the process of remediating the issues previously identified.
•	The Company plans to continue to enhance staff knowledge through continued training and periodic reviews.

As a result of ongoing reviews of all significant and non-routine transactions, management believes that there are no material inaccuracies or omissions of material fact and to the best of its knowledge believes that the consolidated financial statements for the three and nine months ended March 31, 2012 fairly present in all material respects the financial condition and results of operations for the Company in conformity with U.S generally accepted accounting principles.

PART II - OTHER INFORMATION

ITEM 1A – RISK FACTORS

There have been no material changes for the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended June 30, 2011, except as set forth below:

Failure to Comply with NYSE Amex Listing Standards And Any Resulting Delisting Could Adversely Affect The Market For Our Common Stock. Our common stock is presently listed on the NYSE Amex. The NYSE Amex will consider delisting a company's securities if, among other things, the company fails to maintain minimum stockholders equity or the company has sustained losses which are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of the NYSE Amex, as to whether such issuer will be able to continue operations and/or meet its obligations as they mature. There can be no assurance that we will be able to maintain our listing on the NYSE Amex indefinitely. If we do not raise additional capital, we expect to fall below the minimum stockholders equity requirement for the quarter ending June 30, 2012. In the event that our common stock is delisted from the NYSE Amex, trading, if any, in the common stock would be conducted in the over-the-counter market. As a result, our shareholders would likely find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock.

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

There was no material change in the use of proceeds from our November 2010 public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on November 24, 2010. Through March 31, 2012, we had begun to use the net proceeds from our public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) and as further described in the table below, and invested the remaining net proceeds in cash and cash equivalents.

Proceeds used in the nine months ended March 31, 2012:
Purchase and installation of machinery and equipment	$20,800
Indirect payments to directors and officers for database development	5,200
Direct payments of salaries to directors and officers	632,216
Working capital	1,250,938
Total proceeds used in the nine months ended March 31, 2012:	$1,909,154

On July 12, 2011, the holder of the Series C warrants issued in the November 2010 offering exercised Series C warrants in the exercise amount of $40,244 in exchange for 50,000 shares of common stock with an exercise price of $0.81. As of March 31, 2012, none of the proceeds from the warrant exercise had been used.

There was no material change in the use of proceeds from our October 19, 2011 registered offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on October 13, 2011. Through March 31, 2012, we had not begun to use the net proceeds from this registered offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) and had invested all net proceeds in cash and cash equivalents.

There was no material change in the use of proceeds from the December 7, 2011 over-allotment closing for the October 2011 registered offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on October 13, 2011. Through March 31, 2012, we had not begun to use the net proceeds from this registered offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) and had invested all net proceeds in cash and cash equivalents.

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

Dated: May 14, 2012

ISORAY, INC., a Minnesota corporation

	By	/s/ Dwight Babcock
Dwight Babcock, Chief Executive Officer
(Principal Executive Officer)

By	/s/ Brien Ragle
Brien Ragle, Controller
(Principal Financial and Accounting Officer)

