Form 10-K/A
period 2012-06-30
IsoRay, Inc.
filed 2012-10-26
CIK 728387

United States Securities and Exchange Commission

Washington, d.c. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (the "Amended 10-K") of IsoRay, Inc. ("IsoRay" or "our") amends our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, that was filed with the U.S. Securities and Exchange Commission (the "SEC") on September 28, 2012 (the "Original 10-K"). This Amended 10-K does not reflect a change in our consolidated results of operations, consolidated financial position, or consolidated cash flows as reported in the Original 10-K. This Amended 10-K is filed solely (i) to furnish the XBRL files with the "detailed tagging" data required to be included with this report, within the applicable grace period for furnishing such files; and (ii) to file Exhibit 21.1, Subsidiaries of the Company, which was inadvertently omitted from the Original 10-K. No other changes were made to the Original 10-K.

This Amended 10-K does not reflect other events occurring after the filing of the Original 10-K, including exhibits, or modify or update those disclosures which may be affected by subsequent events. This Amended 10-K should be read in conjunction with IsoRay's filings made with the SEC subsequent to the filing of the Original 10-K, as those filings may have been amended, as information in such reports and documents may update or supersede certain information contained in this Amended 10-K. Accordingly, this Amended 10-K only amends the items listed in the above paragraph, and no other information in the Original 10-K is amended hereby.

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
21.1*	Subsidiaries of the Registrant
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	Furnished herewith. Users of this data to be submitted electronically are advised pursuant to Rule 406T of Regulation S-T that this interactive data file will not be deemed filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, will not be deemed filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise will not be subject to liability under these sections.