Form 10-K
period 2013-06-30
IsoRay, Inc.
filed 2013-09-30
CIK 728387

United States Securities And Exchange Commission

 Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2013

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

(NYSE MKT)

Securities registered pursuant to Section 12(g) of the Exchange Act – Series C Preferred Share Purchase Rights

Number of shares outstanding of each of the issuer's classes of common equity:

Class	Outstanding as of September 27, 2013
Common stock, $0.001 par value	38,419,502

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

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter – $26,996,983 as of December 31, 2012.

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

All statements contained in this Form 10-K, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future revenue, economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under Item 1A – Risk Factors beginning on page 29 below that may cause actual results to differ materially.

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

Available Information

The Company electronically files its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports and other information with the Securities and Exchange Commission (SEC). These reports can be obtained by accessing the SEC's website at www.sec.gov. The public can also obtain copies by visiting the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the Company makes copies of its annual and quarterly reports available to the public on its website at www.isoray.com. Information on this website is not a part of this Report.

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

IsoRay began production and sales of Proxcelan® Cesium-131 brachytherapy seeds in October 2004 for the treatment of prostate cancer after clearance of its premarket notification (510(k)) by the Food and Drug Administration (FDA). In December 2007, IsoRay began selling its Proxcelan Cs-131 seeds for the treatment of ocular melanoma, however, the market for the treatment has been limited generating a minimal amount of revenue for the Company. The Company continues to make the treatment available to interested physicians and medical facilities. In June 2009, the Company began selling its Proxcelan Cs-131 seeds for treatment of head and neck tumors, commencing with treatment of a tumor that could not be accessed by other treatment modalities. The Company obtained clearance in August 2009 from the FDA to permit loading Cesium-131 into bioabsorbable braided strands, facilitating treatment of lung, head and neck tumors as well as tumors in other organs with Proxcelan Cs-131. During the fiscal year ended June 30, 2010, the Company expanded the number of areas of the body in which the Proxcelan Cs-131 seeds were being utilized for treatment by adding lung cancer in August 2009, colorectal cancer in October 2009, and chest wall cancer in December 2009. During the fiscal year ended June 30, 2011, the Company continued the expansion in the number of areas of the body in which the Proxcelan Cs-131 seeds were being utilized through the addition of the treatment of brain cancer in September 2010 and the treatment of gynecological cancer in December 2010.

In March 2011, the Company received clearance to commercially deliver Proxcelan Cesium-131 brachytherapy seeds that are preloaded into bioabsorbable braided strands into Europe. This clearance permits the product to be commercially distributed for treatment of lung, head and neck tumors as well as tumors in other organs in Europe.

In August 2011, IsoRay Medical received clearance from the FDA for its premarket notification (510(k)) for the GliaSite® radiation therapy system. The GliaSite® Radiation Therapy System is the only FDA-cleared balloon catheter device used in the treatment of brain cancer.

In May 2012, IsoRay Medical received a CE mark for the GliaSite® Radiation Therapy System which states that the Company conforms with the product requirements of the European Council Directive 93/42/EEC. The CE mark allows the GliaSite® Radiation Therapy System to be sold in 31 European countries and to be marketed in the European Free Trade Associate member states and the European Union. In June 2012, the first Cesium-131 brachytherapy seed sutured mesh was implanted on a patient suffering from a recurring meningioma tumor.

Management focused in fiscal 2012 and 2013 on obtaining its regulatory clearances and final research and development of its GliaSite® Radiation Therapy System, entering into international distribution agreements to sell the product in Europe and Australia, and marketing its brain and lung products. The GliaSite® Radiation Therapy System is the world’s only system that enables doctors to use liquid radiation in areas where the cancer is most likely to remain after brain surgery and tumor removal. In fiscal 2013, the Company began using a system developed at the Barrow Neurologic Institute to deliver doses of Cesium-131 to treat malignant meningioma, brain metastases, and primary cancers of the brain. A multi-institutional study was conducted to explore use by Cesium-131 laden strands placed directly into the cavity following surgical resection of brain metastases.

While management has not identified new opportunities to expand treatment to other sites in the body, it continues to investigate opportunities with interested physicians and medical facilities. Management is now focusing primarily on the brain and lung markets while the Company is researching delivery systems other than those historically used by the Company.

In August 2013, IsoRay Medical received an approval for an extension to the scope of the CE mark for the GliaSite Radiation Therapy System. This approval allows IsoRay Medical to implement certain product improvements that management believes will enhance GliaSite’s acceptance by customers in the European market.

Industry Information

Incidence of Prostate Cancer

The prostate is a walnut-sized gland located in front of the rectum and underneath the urinary bladder. Prostate cancer is a malignant tumor that begins most often in the periphery of the gland and, like other forms of cancer, may spread beyond the prostate to other parts of the body. According to the American Cancer Society, approximately one man in six will be diagnosed with prostate cancer during his lifetime and one man in thirty-six will die of prostate cancer. It is the most common form of cancer in men after skin cancer, and the second leading cause of cancer deaths in men following lung and bronchus cancers. The American Cancer Society estimates there will be about 238,590 new cases of prostate cancer diagnosed and an estimated 29,720 deaths associated with the disease in the United States in 2013. (American Cancer Society, 2013)

Prostate cancer accounts for about 10% of cancer related deaths in men. Prostate cancer incidence and mortality increase with age. The American Cancer Society has reported that the average age of diagnosis for prostate cancer is 67. Almost 2 of 3 prostate cancers are found in men over the age of 65. (American Cancer Society, 2013)

Incidence of Lung Cancer

An estimated 228,190 new cases of lung cancer are expected in 2013, accounting for 14% of all cancer diagnoses in the United States. Lung cancer accounts for the most cancer related deaths in both men and women in the United States. An estimated 159,480 deaths, accounting for about 27% of all cancer deaths, are expected to occur in 2013. (American Cancer Society 2013) This exceeds the combined number of deaths from the next three leading causes of cancer (breast, prostate, and colon cancers). Lung cancer also accounts for 6% of all deaths from any source in the United States. (Cancer Management: A Multidisciplinary Approach, 11th ed. (2008). Richard Pazdur, Lawrence R. Coia, William J. Hoskins, Lawrence D. Wagman; American Cancer Society, 2009.)

Cigarette smoking is by far the most important risk factor for lung cancer. Tobacco smoke causes nearly 80% of cases of lung cancer. The risk increases depending on duration of time smoking and number of packs smoked. Other risk factors include occupational or environmental exposure to secondhand smoke, radon, asbestos (particularly among smokers), certain minerals and metals (chromium, cadmium, arsenic), some organic chemicals, radiation, air pollution, family history of lung cancer, certain vitamins (beta carotene supplements), radiation treatment to the lungs to treat other cancers, and a history of tuberculosis. Genetic susceptibility plays a contributing role in the development of lung cancer, especially in those who develop the disease at a younger age. (American Cancer Society, 2013)

The 5-year survival rate is 49% for cases detected when the disease is still localized. (American Cancer Society, 2013)

Incidence of Brain Cancer

An estimated 23,130 new cases of malignant tumors of the brain or spinal cord are expected in 2013. The chances of a person developing a malignant tumor of the brain or spinal cord are approximately 1%. The estimated deaths related to malignant tumors in the brain or spinal cord is 14,080 (approximately 7,930 men and 6,150 women). (American Cancer Society, 2013)

The risk factors for developing malignant brain or spinal cord tumors are radiation exposure (i.e. most commonly some form of radiation therapy to the head to treat other cancers), family history, genetic disorders, people with a history of tuberous sclerosis, and immune system disorders. (American Cancer Society, 2013)

The survival rates for brain cancer depend on the type of malignant brain or spinal cord tumor and the age of the person. The survival rates for the most common types of malignant brain and spinal cord tumors are as follows: low-grade (diffuse) astrocytoma between 42% and 60%, anaplastic astrocytoma between 9% and 49%, glioblastoma between 4% and 17%, oligodendroglioma between 64% and 85%, anaplastic oligodendroglioma between 36% and 65%, and ependymoma/anaplastic ependymoma between 84% and 91%. (American Cancer Society, 2013)

Incidence of Head and Neck Cancers

An estimated 53,640 new cases of head and neck cancer are expected to be diagnosed in the United States in 2013 including 27,450 cases of oral cavity cancer (i.e. tongue, mouth and other oral cavity), 12,260 cases of laryngeal cancer, and 13,930 cases of pharyngeal cancer. (American Cancer Society, 2013)

Symptoms may include a sore in the throat or mouth that bleeds easily and does not heal, a lump or thickening in the cheek, ear pain, numbness of the mouth, voice changes, a neck mass, coughing up blood, and a red or white patch that persists on the gums, tongue, tonsil, or lining of the mouth. Difficulties in chewing, swallowing, or moving the tongue or jaw are often late symptoms. (American Cancer Society, 2013)

Known risk factors include all forms of smoked and smokeless tobacco products and excessive consumption of alcohol. Many studies have reported a synergism between smoking and alcohol use, resulting in more than a 100 times the risk of these cancers to those individuals who both smoke and drink heavily. Human Papilloma Virus (HPV) infection is associated with certain types of oropharyngeal cancer. Other risk factors for developing head and neck cancers include genetic syndromes, poor nutrition, and a weakened immune system. (American Cancer Society, 2013)

Incidence of Gynecological Cancers (Vaginal and Vulvar Cancer)

An estimated 7,590 new cases of vaginal (2,890) and vulvar (4,700) cancers are expected to be diagnosed in the United States in 2013. The estimated deaths related to vaginal and vulvar cancer are estimated to be 1,830 (990 vaginal and 840 vulvar). (American Cancer Society, 2013)

There are different types of vaginal and vulvar cancers. Vaginal cancers and vulvar cancer can include squamous cell carcinoma, adenocarcinoma, melanoma, sarcoma, and basal cell carcinoma (vulvar cancer only). Vaginal cancer is rare and about 1 in 100 cancers that occur in the female reproduction system is a vaginal cancer. Vulvar cancer makes up 4% of cancers within the female reproductive organs and it accounts approximately 0.6% of all cancers in women. (American Cancer Society, 2013)

Common known risk factors for vaginal cancers (cancers that start in the vagina) and vulvar cancers (cancers that start in the vulva) include age, human papilloma virus (HPV), cervical cancer or other genital cancers, smoking, and human immunodeficiency virus. (American Cancer Society, 2013)

Incidence of Ocular Melanoma

The American Cancer Society estimates that 2,800 new cases of cancers of the eye and orbit (primarily melanoma) will be diagnosed in 2013 and about 320 deaths from cancer of the eye will occur in 2013 in the United States. Primary eye cancer can occur at any age but most occur in people over 50 years of age. Secondary eye cancers, i.e. cancers that spread to the eye from a different part of the body, are more common than primary eye cancer. (American Cancer Society, 2013)

Many patients with eye melanoma (cancer) have no symptoms unless the cancer grows in certain parts of the eye or becomes more advanced. Signs and symptoms of eye melanomas can include problems with vision including blurry vision or sudden loss of vision, floaters or flashes of light, visual field loss, a growing dark spot on the iris, change in the size or shape of the pupil, change in position of the eyeball within its socket, bulging of the eye, and/or change in the way the eye moves within the socket. Known risk factors for ocular melanoma include sun exposure, certain occupations (e.g. welders, farmers, fishermen, chemical workers and laundry workers), race/ethnicity/eye and skin color, and certain inherited conditions such as dysplastic nevus syndrome. (American Cancer Society, 2013)

Incidence of Colorectal Cancer

An estimated 142,820 new cases of colorectal cancer are expected in the United States in 2013 including 102,480 new cases of colon cancer and 40,340 new cases of rectal cancer. (American Cancer Society, 2013)

Symptoms may include a change in bowel habits including diarrhea, constipation, or narrowing of the stool that lasts for more than a few days, a feeling of the need to have a bowel movement which is not relieved by doing so, rectal bleeding, dark stools or blood in the stool, cramping or abdominal pain, weakness and fatigue, and unintended weight loss. The symptoms generally occur in the more advanced disease stage. (American Cancer Society, 2013)

Risk factors related to colorectal cancers are classified in two groups: those that patients cannot control and those that patients can control. The risk of developing colorectal cancer in a lifetime is about 1 in 20 or approximately 5%. Colorectal cancer is the third leading cancer death in the Unites States when men and women are combined and third when they are considered separately. (American Cancer Society, 2013)

Known risk factors that patients cannot control include age (9 out of 10 people with colorectal cancer are older than 50), personal history of colorectal polyps or colorectal cancer, personal history of inflammatory bowel disease, personal history of Type 2 diabetes, family history of colorectal cancer, certain family inherited syndromes (i.e. gene changes or inherited mutations) and racial or ethnic background. (American Cancer Society, 2013)

Known risk factors that are linked to things patients can control include certain types of diets (those high in red and processed meats can increase risk while a diet high in fruits and vegetables have been linked to a lower risk), lack of exercise, being overweight, smoking, and alcohol use. (American Cancer Society, 2013)

The 5-year relative survival rates for rectal cancer are 74% in stage I, a range of 32% to 65% in stage II, a range of 33% to 74% in stage III and 6% in stage IV. (American Cancer Society, 2013)

Prostate Cancer Treatment Options and Protocol

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

In addition to brachytherapy, localized prostate cancer can be treated with prostatectomy surgery (RP for radical prostatectomy), external beam radiation therapy (EBRT), three-dimensional conformal radiation therapy (3D-CRT), intensity modulated radiation therapy (IMRT), dual or combination therapy, permanent low dose rate brachytherapy (LDR), high dose rate brachytherapy (HDR), cryosurgery, hormone therapy, and watchful waiting. The success of any treatment is measured by the feasibility of the procedure for the patient, morbidities associated with the treatment, overall survival, and cost. When the cancerous tissue is not completely eliminated, the cancer typically returns to the primary site, often with metastases to other areas of the body.

Prostatectomy Surgery Options. Radical prostatectomy is surgery that is done to cure prostate cancer. It is used most often if it looks like the cancer has not spread outside of the gland. In this operation, a surgeon will remove the entire prostate gland plus some of the tissue around it, including the seminal vesicles. According to a study published in the Journal of the American Medical Association in January 2000, approximately 60% of men who had a RP reported erectile dysfunction as a result of surgery. This same study stated that approximately 40% of the patients observed reported at least occasional incontinence. New methods such as laparoscopic and robotic prostatectomy surgeries are currently being used more frequently in order to minimize the nerve damage that leads to impotence and incontinence, but these techniques require a high degree of surgical skill. (American Cancer Society, 2013)

Primary External Beam Radiation Therapy (EBRT). EBRT involves directing a beam of radiation from outside the body at the prostate gland to destroy cancerous tissue. EBRT treatments are received on an outpatient basis five days per week usually over a period of seven to nine weeks. Today, standard EBRT is used much less often than in the past. Side effects of EBRT can include bowel problems, bladder problems, urinary incontinence, impotence, fatigue, lymphedema, and urethral stricture. (American Cancer Society, 2013)

Three-dimensional Conformal Radiation Therapy (3D-CRT). 3D-CRT uses a special computer to map the location of the prostate and then radiation beams are aimed at the prostate from several directions. This makes it less likely that the radiation will damage healthy normal tissue. This radiation therapy has been determined to be at least as effective as EBRT with fewer side effects. (American Cancer Society, 2013)

Intensity Modulated Radiation Therapy. IMRT is considered a more advanced form of 3D-CRT in which sophisticated computer control is used to aim the beam at the prostate from multiple different angles and to vary the intensity of the beam. Thus, damage to normal tissue and critical structures is minimized by distributing the unwanted radiation over a larger geometric area. This course of treatment is similar to EBRT but requires daily doses over a period of seven to nine weeks to deliver the total dose of radiation prescribed to kill the tumor. An increasingly popular therapy for patients with more advanced prostate cancer is a combination of IMRT with seed brachytherapy, known as combination or dual therapy. IMRT is generally more expensive than other common treatment modalities. (American Cancer Society, 2013)

Dual or Combination Therapy. Dual therapy is the combination of IMRT or 3-dimensional conformal external beam radiation and seed brachytherapy to treat extra-prostatic extensions or high risk prostate cancers that have grown outside the prostate. Combination therapy treats high risk patients with a full course of IMRT or EBRT over a period of several weeks. When this initial treatment is completed, the patient must then wait for several more weeks to months to have the prostate seed implant. (American Cancer Society, 2013) Management estimates that at least 25% of all U.S. prostate implants are now dual therapy cases.

Low Dose Rate Permanent Brachytherapy. LDR permanent brachytherapy involves placing pellets or seeds of radioactive material inside thin needles which are then placed into the prostate. The pellets/seeds are left in place and emit low dose rate radiation for weeks or months. The pellets/seeds can deliver a large dose of radiation to a small area of the body thereby reducing the damage done to healthy tissue that is close to the prostate. (American Cancer Society, 2013)

High Dose Rate Temporary Brachytherapy. HDR temporary brachytherapy involves placing very tiny plastic catheters into the prostate gland, and then giving a series of radiation treatments through these catheters. The catheters are then removed, and no radioactive material is left in the prostate gland. A computer-controlled machine inserts a single highly radioactive iridium-192 seed into the catheters one by one. This procedure is typically repeated at least three times while the patient is hospitalized for at least 24 hours. (American Cancer Society, 2013)

Cryosurgery. Cryosurgery is sometimes used to treat prostate cancer by freezing the cells with cold metal probes. It is used only for prostate cancer that has not spread, and may not be a good option for men with large prostate glands. The probes are placed through cuts (incisions) between the anus and the scrotum. Cold gases are then passed through the probes, which creates ice balls that destroy the prostate gland. There are benefits and drawbacks to cryosurgery. Because it is less invasive than radical surgery, there is less loss of blood, a shorter hospital stay, shorter recovery time, and less pain. But freezing can damage nerves near the prostate, which results in a high rate of impotence. For this reason, most doctors do not include cryosurgery among the first options they recommend for treating prostate cancer. (American Cancer Society, 2013)

Additional Treatments. Additional treatments include hormone therapy, vaccine treatment and chemotherapy. Hormone therapy is generally used to shrink the tumor or make it grow more slowly but will not eradicate the cancer. Likewise, chemotherapy will not eradicate the cancer but can slow the tumor growth and can be given by mouth or by an injection into a vein. Additionally, vaccine treatment can be used to extend the life of a patient with advanced prostate cancer that does not respond to hormone therapy. The vaccine is made specifically for each individual man and it is made with the man’s own white blood cells and the cells are used to help other immune system cells fight the prostate cancer. Generally, these treatment alternatives are used by doctors to extend patients' lives once the cancer has reached an advanced stage or in conjunction with other treatment methods. Hormone therapy can cause impotence, decreased libido, fatigue, weight gain, depression, osteoporosis, anemia, hot flashes, and breast enlargement. Most recently, hormone therapy has been linked to an increased risk of cardiovascular disease in men with certain pre-existing conditions such as heart disease or diabetes. Chemotherapy can cause anemia, nausea, hair loss, loss of appetite, diarrhea, mouth sores, lowered resistance to infection, and fatigue. The vaccine treatment is milder than the hormone or chemotherapy treatments but some common side effects include fever, back and joint pain, chills, fatigue, and headaches. (American Cancer Society, 2013)

Watchful Waiting and Active Surveillance. Because prostate cancer often grows very slowly, some men (especially those who are older or who have other major health problems) may never need treatment for their cancer. Instead, their doctor may suggest approaches called watchful waiting (also called expectant management or active surveillance). Until recently, watchful waiting meant waiting until the cancer was causing symptoms before starting any treatment. Now, it is more common to watch the patient closely with a combination of regular PSA tests, rectal exams, and ultrasound exams to see if the cancer is growing. If the cancer seems to be growing or getting worse, the doctor may suggest starting treatment.

Not all experts agree how often testing should occur for active surveillance. There is also debate about the best time to start treatment. Still, some early studies have shown that among men who choose active surveillance, those who elect not to be treated do as well as those who decide to start treatment right away. Active surveillance may be a good choice if the cancer is not causing any symptoms, is likely to grow slowly, and is small and contained in one place in the prostate. If the patient is young, healthy, and has a cancer that is growing fast, active surveillance may not provide adequate protection from the cancer spreading to other parts of the body. Some men choose watchful waiting because, in their view, the side effects of strong treatment outweigh the benefits. Others are willing to accept the possible side effects of active treatments in order to try to remove or destroy the cancer. (American Cancer Society, 2013)

Comparing Cesium-131 to I-125 and Pd-103 Clinical Results

Long-term survival data is now available for brachytherapy with I-125 and Pd-103, which support the efficacy of brachytherapy in the treatment of clinically localized cancer of the prostate gland. Clinical data indicate that brachytherapy offers success rates for early-stage prostate cancer treatment that are equal to or better than those of RP or EBRT. While historically clinical studies of brachytherapy have focused primarily on results from brachytherapy with I-125 and Pd-103, management believes that these data are also relevant for brachytherapy with Cesium-131. In fact, it appears that Cesium-131 offers improved clinical outcomes over I-125 and Pd-103, perhaps due to its shorter half-life. The most recent evidence is described in the multi-institutional 5 year outcome presentation by Prestidge and others, wherein a group of nearly 100 patients, heavily weighted towards “intermediate risk” patients (who are at greater risk of failure compared to most prostate cancer patients) exhibited a PSA disease-free rate of 98% at five years (Prestidge B. et al. Five-year biochemical control following Cesium-131 Permanent Prostate Brachytherapy in a Multi-Institutional Trial. Brachytherapy 2011 10(3S1)S27.)

Improved patient outcomes.  A number of published studies describing the use of I-125 and Pd-103 brachytherapy in the treatment of early-stage prostate cancer have been very positive when compared to other treatment options. A study of 2,963 prostate cancer patients who underwent brachytherapy as their sole therapeutic modality at 11 institutions across the U.S. concluded that low-risk patients (who make up the majority of localized cases) who underwent adequate implants experienced rates of PSA relapse survival of greater than 90% between eight and ten years (Zelefsky MJ, et al, "Multi-institutional analysis of long-term outcome for stages T1-T2 prostate cancer treated with permanent seed implantation" International Journal of Radiation Oncology Biology Physics, Volume 67, Issue 2, 2007, 327-333).

Other studies have demonstrated similar, durably high rates of control following brachytherapy for localized prostate cancer out to 15 years post-treatment (Sylvester J, et al. "15-year biochemical relapse free survival in clinical stage T1-T3 prostate cancer following combined external beam radiotherapy and brachytherapy; Seattle experience", International Journal of Radiation Oncology Biology Physics, Vol. 67, Issue 1, 2007, 57-64). The cumulative effect of these studies has been the conclusion by leaders in the field that brachytherapy offers a disease control rate as high as surgery, though with a lesser side-effect profile than surgery (Ciezki JP. "Prostate brachytherapy for localized prostate cancer" Current Treatment Options in Oncology, Volume 6, 2005, 389-393).

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

It has been noted, however, that a significant proportion of patients who undergo I-125 or Pd-103 brachytherapy experience acute urinary irritative symptoms following treatment – in fact more so than with surgery or external beam radiation therapy (Frank SJ, et al, "An assessment of quality of life following radical prostatectomy, high dose external beam radiation therapy, and brachytherapy iodine implantation as monotherapies for localized prostate cancer" Journal of Urology, Volume 177, 2007, 2151-2156). These irritative symptoms can range from an increased frequency of urination to significant pain upon urination. Because the portion of the urethra that runs through the prostate takes high doses from the implant, these side effects are fairly common following prostate brachytherapy.

Recent completed studies show that Cesium-131, with the shortest available half-life of the commonly used implantable isotopes, results in a quicker resolution of these irritative symptoms based on the shorter time interval over which normal tissue receives radiation from the implanted sources than for longer lived isotopes such as I-125. (Shah H, et al. A comparison of AUA symptom scores following permanent low-dose-rate prostate brachyhtherapy with iodine-125 and cesium-131. Brachytherapy 2013:12(SI)S64)).

A Cesium-131 monotherapy trial for the treatment of prostate cancer was fully enrolled in February 2007.  The trial was a 100 patient multi-institutional study that sought to (1) document the dosimetric characteristics of Cesium-131, (2) summarize the side effect profile of Cesium-131 treatment, and (3) track biochemical (PSA) results in patients following Cesium-131 therapy.

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

Several other studies have been reported that have compared dosimetric parameters (indicators of dose) among Cesium-131, Pd-103, and I-125. These comparative studies have shown a clear advantage to Cesium-131 from a dosimetric point-of-view, in terms of successful gland coverage obtained (typically measured by D90 – the radiation dose covering 90% of the prostate gland) while keeping unnecessary gland over-dosing (typically measured by V150 or V200 – the volume of the gland absorbing, respectively, 1.5 and 2 times the target dose) to a minimum (Musmacher JS, et al, "Dosimetric Comparison of Cesium-131 and Palladium-103 for Permanent Prostate Brachytherapy" International Journal of Radiation Oncology Biology Physics, Volume 69, (Supplement 3), 2007, S730-1; Yaparpalvi R, et al, "Is Cs-131 or I-125 or Pd-103 the Ideal Isotope for Prostate Boost Brachytherapy? A Dosimetric View Point." International Journal of Radiation Oncology Biology Physics, Volume 69 (Supplement 3), 2007, S677-8; Sutlief S and Wallner K, "Cs-131 Prostate Brachytherapy and Treatment Plan Parameters." Medical Physics, Volume 34, 2007, 2431; Kurtzman S, "Dosimetric Evaluation of Permanent Prostate Brachytherapy Using Cs-131 Sources" International Journal of Radiation Oncology Biology Physics, Volume 66 (Supplement 3), S395).

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

A combined therapy study incorporating a slightly attenuated dose of Cesium-131 in concert with intensity modulated radiation therapy (IMRT) has now opened and is enrolling intermediate and high risk patients. The investigators for this study are hoping to evaluate the hypothesis that a successful combination therapy can be developed that controls locally advanced prostate cancer while providing a very low rate of urinary side effects. To date, the combined therapy study has accrued 44 patients.

During the Summer of 2011, the Company launched an online data collection system that enables standardized data collection for the Company's studies providing participating institutions and physicians with a means to share data and increase collaboration.

Non-Prostate Product Offerings

Lung Cancer Treatment Options

Lung cancer has historically been treated utilizing surgery, radiation therapy, other local treatments, chemotherapy and targeted therapy. More than one kind of treatment may be used, depending on the stage of the patient's cancer and other factors. (American Cancer Society, 2013)

1.	Surgery generally involves removing a portion of the lung (lobectomy, segmentectomy, and wedge resection), the entire lung (pneumonectomy) or a sleeve resection for some cancers in the large airways in the lungs. The type of operation depends on the size and place of the tumor and on how well the patient's lungs are working. (American Cancer Society, 2013)

2.	Chemotherapy may be used either as a primary treatment or a secondary treatment depending on the type and stage of the lung cancer. Chemotherapy ("chemo") is treatment with anti-cancer drugs that are put into a vein or taken by mouth. These drugs enter the bloodstream and go throughout the body, making this treatment useful for cancer that has spread (metastasized) to organs beyond the lung. Doctors give chemo in cycles, with each round of treatment followed by a break to allow the body time to recover. Chemo cycles generally last about 3 to 4 weeks, and the treatments may involve 4 to 6 cycles. Chemotherapy may be used as a main treatment for more advanced cancers or for some people who are not healthy enough for surgery, to try to shrink a tumor before surgery, or after surgery to try to kill any cancer cells that may have been left behind. (American Cancer Society, 2013)

3.	Radiation treatment is the use of high-energy rays to kill cancer cells or shrink tumors. The radiation may come from outside the body (external radiation) or from radioactive seeds placed into or next to the tumor (brachytherapy).

•     External Beam Radiation Therapy (EBRT) is focused from outside the body on the cancer. This is the type of radiation most often used to treat a primary lung cancer or its spread to other organs. Most often, radiation treatments are given 5 days a week for 5 to 7 weeks. Newer types of this type of radiation are called 3D-CRT, IMRT, and stereotactic body radiation therapy (SBRT). (American Cancer Society, 2013)

•     High Dose Rate (HDR) Brachytherapy (internal radiation therapy) is used most often to shrink tumors to relieve symptoms caused by lung cancer that is blocking an airway and is increasingly being used as part of a larger treatment plan to attempt to cure the cancer. For this type of treatment, the doctor places a small source of radioactive material (often in the form of seeds or pellets) right into the cancer or into the airway next to the cancer. This is usually done through a bronchoscope, and is increasingly done during surgery. The pellets are usually removed after a short time. (American Cancer Society, 2013)

•     Low Dose Rate Brachytherapy is most often used in combination with surgery in early stage (stages I and II) non-small cell lung cancers for patients who cannot tolerate the surgical removal of a large portion of their lung. In these cases, a smaller amount of lung tissue than usual is removed at surgery, at which time a number of permanently implanted seeds are placed into the cut tissue. The addition of brachytherapy to surgery in these patients has been shown to reduce the recurrence of cancer regrowth (Colonias A, et al. International Journal of Radiation Oncology, Biology, Physics Volume 79, p 105-9, 2011.)

The Company believes that Cesium-131, with its shorter half-life (faster rate of decay) and relatively high energy, is better suited for treating lung cancer in Stages I and II than I-125. The bioabsorbable mesh used in this procedure to apply the Proxcelan Cesium-131 brachytherapy seeds generally dissolves after about 45 days. Cesium-131 delivers 90% of its dose in 33 days and is therefore well-suited to use with bioabsorbable mesh. A report was published in November 2011 describing the more technical details applicable to Cesium-131 implants (Parashar B, et al.  Cesium-131 Permanent Seed Brachytherapy: Dosimetric Evaluation and Radiation Exposure to Surgeons, Radiation Oncology, and Staff.  Brachytherapy 10(6):508-513, 2011).

In April 2012, the Company initiated a 100 patient study of Cesium-131 brachytherapy in the treatment of early stage non-small cell lung cancer (NSCLC). In this study, patients who are poor candidates for large surgical resections undergo a limited (sub-lobar) resection followed by Cesium-131 mesh brachytherapy. This study is based upon strong evidence collected to date suggesting that Iodine-125 mesh implants utilized in a similar way assist the limited surgical resection in achieving high rates of local cancer control. (see Colonias, et al. Mature Follow-up for High Risk Stage I Non-Small Cell Lung Carcinoma Treated with Sub-lobar Resection and Intra-operative Iodine-125 Brachytherapy. International Journal of Radiation Oncology Biology Physics 2011, 79(1), 105.) As of June 30, 2013, thirty-one patients were enrolled in the study and entered in the study database.

Brain Cancer Treatment Options

Most brain and spinal cord tumors are difficult to treat and require several specialists. The most common forms of treatment are resection at surgery (craniotomy); radiation therapy which may include external beam radiation therapy (EBRT), three-dimensional conformal radiation therapy (3D-CRT), intensity modulated radiation therapy (IMRT), conformal proton beam radiation therapy, stereotactic radiosurgery, and brachytherapy; chemotherapy; targeted therapy; and other types of drugs (including corticosteroids and anti-seizure drugs). (American Cancer Society, 2013)

Treatment is determined based on an individual’s specific type of tumor as well as other factors and in many cases the best course of action is a combination of the treatment options discussed above.

The treatment of brain cancer with Cesium-131 now has several delivery methods, including the implantable mesh described above, single seed applications, implantable strands, and by implantable device, including GliaSite® Radiation Therapy System (which uses only Iotrex, a form of liquid Iodine, as of the date of this report, and not Cesium-131), the world’s only liquid radiation balloon catheter device used in the treatment of brain cancer. During the year ended June 30, 2013, there were forty-one patients treated with Company products for brain cancer.

Head and Neck Cancer Treatment Options

Most head and neck cancers historically have been treated with some combination of surgery including tumor resection; Mohs micrographic surgery; full or partial mandible (jaw bone) resection; maxillectomy; laryngectomy; full or partial glossectomy (tongue); neck dissection; pedicle or free flap reconstruction; tracheostomy; gastrostomy tube or dental extraction and implants; chemotherapy and radiation therapy including external beam radiation therapy (EBRT) accelerated and hyperfractionated radiation therapy, three-dimensional conformal radiation therapy (3D-CRT) and intensity modulated radiation therapy (IMRT), and brachytherapy (both high-dose rate (HDR) and low-dose rate (LDR)). (American Cancer Society, 2013)

Surgery is the most common option. Chemotherapy is often used in conjunction with surgery or radiation therapy depending on the type and stage of the cancer. External beam radiation therapy and brachytherapy have been used together or in combination with surgery or chemotherapy. (American Cancer Society, 2013)

Management believes Proxcelan Cesium-131 continues to represent an improved approach to brachytherapy treatment of specific head and neck cancers. During the year ended June 30, 2013, there were eight patients that were treated with Company products for head and neck cancers.

Gynecological Cancer Treatment Options (Vaginal and Vulvar Cancer)

In addition to brachytherapy to treat gynecological cancers such as vaginal and vulvar cancers, other treatment options include surgery, laser surgery, radiation therapy, chemotherapy, and topical treatments. Surgery is often only used for vaginal cancers when it is a small stage I tumor and for cancers that have not been cured by radiation alone. (American Cancer Society, 2013)

Surgery for vaginal cancers can include local excision, vaginectomy, trachelectomy, hysterectomy, vaginal reconstruction, lymphadenectomy, and pelvic exenteration. Surgery options for vulvar cancer include laser surgery, excision, vulvectomy, pelvic exenteration, inguinal lymph node dissection, and sentinel lymph node biopsy. (American Cancer Society, 2013)

Radiation therapy options for vaginal cancer and vulvar cancer includes external beam radiation and is delivered much like getting a diagnostic x-ray. The common side effects of radiation therapy include upset stomach, fatigue, and loose bowels. (American Cancer Society, 2013)

Chemotherapy uses anti-cancer drugs most often prescribed intravenously, taken by mouth or applied to the skin as an ointment. Often it may be given before or after surgery to assist in shrinking the cancer or to make radiation work better for vaginal cancers. In more advanced vulvar cancers, it is can be given with radiation therapy before surgery to attempt to shrink the tumor before surgery. The common side effects of chemotherapy for both vaginal and vulvar cancers include nausea and vomiting, temporary loss of hair, increased or decreased appetite, mouth or vaginal sores, and changes in menstrual cycles, premature menopause, or infertility. (American Cancer Society, 2013). During the year ended June 30, 2013, there were eleven patients treated with Company products for gynecological cancers.

Ocular Melanoma Treatment Options

In addition to brachytherapy to treat ocular melanoma, other treatment options include surgery, external beam radiation, chemotherapy, and laser therapy. Surgery could include removal of part of the iris, a portion of the outer eyeball, or the removal of the entire eyeball, and is used less often than in the past as the use of radiation therapy has grown. External beam radiation (including conformal proton beam radiation therapy and stereotactic radiosurgery) involves sending radiation from a source outside the body that is focused on the cancer but has not been as widely used to date for ocular melanoma. Laser therapy, rarely used now to treat ocular melanoma, burns the cancerous tissue by using a highly focused, high-energy light beam. (American Cancer Society, 2013)

Brachytherapy has become the most commonly used radiation treatment for most eye melanomas. Studies have shown that in many cases it is as effective as surgery (enucleation). Brachytherapy using Cesium-131, I-125, or Pd-103 is done by placing the seeds in a plaque (shaped like a small cap) that is attached to the eyeball with minute stitches in a procedure that lasts 1 to 2 hours and is usually kept in place for 4 to 7 days. The patient generally stays in the hospital until the plaque is removed from the eye following a procedure that takes less than 1 hour. Brachytherapy cures approximately 9 out of 10 small tumors and can preserve the vision of some patients. (American Cancer Society, 2013) Management believes that while Cesium-131 provides the best treatment alternative, it is at a disadvantage to I-125 or Pd-103 as a result of Cs-131's short half-life, which requires it to be ordered and manufactured and unable to be inventoried. Most patients are unwilling to wait for it to be ordered when the other products are often available immediately. The treatment of ocular melanoma was the first opportunity for the Company to utilize the Cs-131 brachytherapy seed in a treatment other than a prostate application but does not comprise a significant portion of the Company’s business.

Colorectal Treatment Options

Colorectal cancer has historically been treated using surgery, radiation therapy, chemotherapy, immunotherapy and other targeted therapies. (American Cancer Society, 2013)

For the treatment of early stage colon and rectal cancers, surgery is often the main treatment. Colorectal surgeries include open colectomy, laparoscopic-assisted colectomy, and polypectomy and local excision. Rectal surgeries include polypectomy and local excision, local transanal resection, transanal endoscopic microsurgery (TEM), lower anterior resection, proctectomy with coloanal anastomosis, abdominoperineal resection and pelvic exenteration. (American Cancer Society, 2013)

For the treatment of colorectal cancers beyond early stage, other surgery treatments (radiofrequency ablation, ethanol ablation, cryosurgery and hepatic artery embolization), radiation therapy (external beam radiation, endocavitary radiation, brachytherapy, yttrium-90 microsphere radioembolization), chemotherapy, and targeted therapies (Avastin, Erbitux, Vectibix, and Stivarga) can be used. (American Cancer Society, 2013)

Low-dose rate (LDR) brachytherapy including Proxcelan Cesium-131 is typically utilized in treating individuals with rectal cancer who are not healthy enough to tolerate curative surgery. This is generally a one-time only procedure and does not require ongoing visits for several weeks as is common with other types of radiation therapy such as external-beam radiation therapy and endocavitary radiation therapy. Management believes that the advantages provided by Cesium-131 shown through the treatment of other cancers will benefit patients utilizing Proxcelan Cesium -131 brachytherapy seeds in the treatment of their colorectal cancers with low-dose rate brachytherapy. The treatment of colorectal cancer is an additional non-prostate application of the Company’s product which by itself is not a significant portion of the Company’s business. However, when aggregated with the other non-prostate applications, it contributes to the overall growth in the Company’s non-prostate applications.

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

Rapid Resolution of Side Effects

Studies demonstrate that objective measures of common side-effects showed an early peak in symptoms in the 2- week to 1-month time frame. Resolution of morbidity resolved rapidly within 4-6 months. (Prestidge B, et. al. Clinical Outcomes of a Phase-II, Multi-institutional Cesium-131 Permanent Prostate Brachytherapy Trial. Brachytherapy. 2007: 6 (2)78.) (Moran B, et al. Cesium-131 Prostate Brachytherapy: An Early Experience. Brachytherapy 2007:6(2)80.) (Jones A, et al. IPSS Trends for Cs-131 Permanent Prostate Brachytherapy. Brachytherapy 2008:7(2)194.) (DeFoe SG, et al. Is There Decreased Duration of Acute Urinary and Bowel Symptoms after Prostate Brachytherapy with Cesium 131 Radioisotope? Int. J. Radiation Oncology Biol. Phys. 2008:72(S1)S317.) Later studies with longer follow-up periods continue to support the resolution of urinary and rectal side effects in a rapid fashion following treatment with Cesium-131. (Jacobs B, et al. Acute lower urinary tract symptoms after prostate brachytherapy with Cesium-131. Urology. 2010:76(5)1143.)

A study presented during the 2013 fiscal year provides confirmatory data to the hypothesis that the shorter half-life of Cesium-131 leads to a shorter duration of irritative side effects as compared to longer lived isotopes such as the more commonly used Iodine-125. Dr. Amit Shah reported at the Annual Meeting of the American Brachytherapy Society that “Our data suggests that shorter half-life of Cs-131 versus I-125 (10 versus 60 days) results in a more rapid resolution of urinary side effects and lower intensity of urinary morbidity beyond the initial three months.” (Shah H, et al. A comparison of AUA symptom scores following permanent low-dose-rate prostate brachyhtherapy with iodine-125 and cesium-131. Brachytherapy 2013:12(SI)S64)).

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

Studies with longer follow-up periods report very high rates of PSA control post-treatment with Cesium-131 for prostate cancer: 95% at four years (Moran B, et al. Cesium-131 Prostate Brachytherapy: PSA Outcome. Int. J. Radiation Oncology Biol Phys. 2010:78(3S1) S375.) and 98% at five years. (Prestidge B. et al. Five-year biochemical control following Cesium-131 Permanent Prostate Brachytherapy in a Multi-Institutional Trial. Brachytherapy 10(3) Suppl. 1:S27.)

A recent report from the University of Pittsburgh Medical Center confirms these high rates of prostate cancer control with definitive Cesium-131 treatment – 162 patients exhibited PSA control of 93% at five years (Rajagopalan M, et al. Five year biochemical outcome in patients treated with 131 Cs brachytherapy as monotherapy for prostate cancer. Brachytherapy 2013:12(SI)S66)).

Our Strategy

The key elements of IsoRay's strategy for fiscal year 2014 include:

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

Improve distribution of the GliaSite® radiation therapy system in the United States, European Union (EU), New Zealand and Australia. In June of 2010, the Company acquired exclusive worldwide distribution rights to the GliaSite® Radiation Therapy System, the only FDA-cleared balloon catheter device used in the treatment of brain cancer, from Hologic Inc. The Company received a CE Mark in May 2012 allowing distribution in 31 countries. The Company distributes the product using a German distributor to Germany (the location of the first European sale in July 2012) and other European nations. To date, three cases in Europe and five cases in the U.S. have been treated with GliaSite RTS sold by the Company directly or through a distributor. In fiscal 2013, the Company entered into distribution agreements with independent distributors in Greece, New Zealand and Australia. Management believes that all regulatory requirements will be met in those countries in fiscal 2014 and sales in these countries will then be permitted. The Company plans to contact previous users of the product and leverage significant existing clinical data related to the safety and effectiveness of the GliaSite system in order to restore GliaSite as a strong treatment option for patients suffering from primary and metastatic brain cancers.

Increase utilization of Cesium-131 in treatment of other solid tumor applications such as lung, brain, head and neck, chest wall, and colorectal cancers. IsoRay Medical has clearance from the FDA for its premarket notification (510(k)) for Proxcelan brachytherapy seeds that are preloaded into bioabsorbable braided strands and bioabsorbable braided strands attached to bioabsorbable mesh. This order cleared the product for commercial distribution for treatment of lung and head and neck tumors as well as tumors in other organs. IsoRay has successfully launched an initiative to market its Proxcelan source in bioabsorbable carrier material as a lung cancer treatment. It has begun selling its lung cancer treatment product but has not been in the market long enough to determine long-term success of the product. IsoRay will continue to explore licenses or joint ventures with other companies to develop the appropriate technologies and therapeutic delivery systems for treatment of other solid tumors.

Early clinical data support management’s initiatives into brain cancers and early stage non-small cell lung cancers. Local control – defined as success in preventing the re-growth of cancer in the immediate vicinity of the treatment area – has been excellent to date.

Support clinical research and sustained product development. The publication and presentation of speculative and real-world data contribute to the acceptability of Cesium-131 in the oncologic marketplace, and discussion in the medico-scientific community of established and novel Cesium-131 applications is considered a prerequisite to expansion into untapped markets. The Company structures and supports clinical studies on the therapeutic benefits of Cesium-131 for the treatment of solid tumors and other patient benefits. We are and will continue to support clinical studies with several leading radiation oncologists to clinically document patient outcomes, provide support for our product claims, and compare the performance of our seeds to competing seeds. IsoRay plans to sustain long-term growth by implementing research and development programs with leading medical institutions in the U.S. and other countries to identify and develop other applications for IsoRay's core radioisotope technology. The Company has deployed a secure, regulatory environment compliant, online information system capable of large usable databases to participating investigators.

Over fiscal year 2013, four presentations were accepted by and presented at the annual meeting of the American Brachytherapy Society describing Cesium-131 treatment of prostate and ocular cancers.  Six presentations were accepted by and presented at the annual meeting of the American Society for Radiation Oncology (ASTRO). The Company will continue to seek to increase the number of reports made to society meetings and the peer reviewed literature in order to seek to enhance the standing of its products in the scientific community.

Maintain ISO 13485:2003 certification.  In August 2008, the Company obtained its initial ISO 13485:2003 certification. This permitted the Company to register its products in Europe in 2008 and in Canada and Russia during fiscal year 2009.   The ISO 13485:2003 certification demonstrates that the Company is in compliance with this internationally recognized quality standard and the initial certification was valid for a three year period. In June 2012, the Company received a recertification to ISO 13485:2003 for an additional three year period, which was affirmed through a surveillance audit in June 2013.  This recertification was important as it allows the Company to continue to register its products in foreign markets that utilize this certification as part of their medical device approval processes.

Products

Proxcelan Cesium-131

IsoRay markets the Proxcelan Cesium-131 brachytherapy seed for the treatment of prostate cancer; lung cancer; ocular melanoma; head and neck cancers; colorectal cancer, brain cancer; pelvic/abdominal cancer; and gynecological cancer. The Company intends to market Cesium-131 for the treatment of other malignant diseases as opportunities are identified in the future through the use of existing proven technologies that have received FDA-clearance. The strategy of utilizing existing FDA-cleared technologies reduces the time and cost required to develop new applications of Cesium-131 and deliver them to market.

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

The Company has identified key reactor facilities in the U.S. and Russia that are capable of meeting these requirements. In order to maintain a stable supply and pricing of Cesium-131 IsoRay entered into a supply agreement with a new supplier, The Open Joint Stock Company ‹‹Isotope››, a Russian company ("JSC Isotope"), during January 2013 to provide Cesium-131 isotope from Russia to the Company's facility in Richland, WA through June 30, 2014. JSC Isotope relies on a single Russian reactor for its supply of Cesium-131. In June 2013, the Company negotiated a contract with E&H Scientific, LLC to provide logistical support related to the packaging, export and import of the supply of Cs-131 being shipped from Russia. The contract will expire on June 30, 2014.

The Company also receives irradiated barium from the MURR reactor located in the United States. For the fiscal year ended June 30, 2013, we obtained more Cesium from our domestic source than ever before as approximately seventy percent (70%) of our Cesium-131 was supplied by our Russian supplier and approximately thirty percent (30%) from domestic sources. The Company has demonstrated the capability to expand Cesium-131 manufacturing capability at the MURR reactor in a cost effective manner to meet the current needs of the Company, however, the Company will continue to obtain Cesium-131 from its foreign supplier to mitigate the risk of reliance on a single source.

In recent years, management believed that failure to obtain deliveries of Cesium-131 from its Russian supplier (JSC Isotope) would have a material adverse effect on seed production. Management now believes that its existing domestic supplier can meet the Company's isotope requirements for the near future and can mitigate the periodic required shutdowns at the foreign facility. In the fiscal year 2013, the Company continued testing the production capabilities of the reactor at the MURR facility to determine whether it could produce an increased quantity of isotope in a cost effective manner.  These tests focused on areas within the reactor previously thought to be impracticable.  This testing process validated management's belief that the MURR facility can be utilized to offset either a short-term or long term supply issue with isotope that meets or exceeds the purity levels that are specified for use in the Company's products.  The Company has also identified other reactors that could provide irradiation services but until further testing is completed management is not certain whether they are adequate to meet the needs of the Company.

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

In July 2008, IsoRay had its baseline inspection by the FDA at its manufacturing and administrative offices in Richland, WA. This inspection was carried out over a five day period of time during which the investigator performed a complete inspection following Quality Systems Inspection Techniques (QSIT). At the end of the inspection, no report of deviations from Good Manufacturing Practices or list of observations (form FDA 483) was issued to IsoRay. An additional inspection of IsoRay was conducted by FDA in April 2013. Again the FDA reported no deviations from Good Manufacturing Practices and did not list any observations, (FDA Form 483).

In July 2011, IsoRay completed a recertification to ISO13485:2003 audit by BSI (British Standards Institution) with no nonconformities. The Company is subject to a comprehensive audit every three years with a maintenance audit occurring in the other two years of the audit cycle. The completion of an audit without nonconformities confirms the Company’s commitment and success in achieving the standards of manufacturing and quality systems which allows the Company to continue to market products in Canada and Europe.

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

Due to the lead time for obtaining and processing the Cesium-131 isotope and its short half-life, the Company relies on sales forecasts and historical knowledge to estimate the proper inventory levels of isotope needed to fulfill all customer orders. Consequently, some portion of the isotope is lost through decay and is not used in an end product. Management continues to reduce the variances between ordered isotope and isotope deliveries and is continually improving its ordering process efficiencies.

Automated Manufacturing Process

In fiscal 2013, IsoRay continued to evaluate opportunities for automation as identified by management to reduce cost and increase radiation safety while allowing an expansion of product loading configurations. There were no significant opportunities to automate processes that were identified in FY2013, however, the Company continued to identify and refine previously implemented solutions. In fiscal year 2014, the Company intends to continue to evaluate and implement automation in the future that supports process improvement, employee safety and resource management. The Company continued to contract with a third party to outsource certain sub-processes where cost effective throughout the fiscal year ended June 30, 2013.

Pre-loading Services

In addition to providing loose seeds to customers, most brachytherapy manufacturers offer their seed product to the end user packaged in various configurations provided in a sterile or non-sterile package depending on the customer's preference. These include:

▪	Pre-loaded needles (loaded typically with three to five seeds and spacers)
▪	Pre-loaded Mick™ cartridges (fits the Mick™ applicator)
▪	Strands of seeds (consists of seeds and spacers in a bioabsorbable rigid "carrier sleeve")
▪	Preloaded strands (strands of seeds loaded into a needle)
▪	Pre-loaded braided strands (seeds loaded into a flexible bioabsorbable braided strand)
▪	Pre-loaded braided strands attached to bioabsorbable mesh (creates planar implants out of braided strands and bioabsorbable mesh)

In fiscal year 2013, the Company delivered approximately 54% of its Proxcelan seeds to customers configured in Mick cartridges, approximately 35% of the Proxcelan seed configured in both stranded and braided strand forms and the remaining 11% in a loose form.

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

As of June 30, 2013, IsoRay had no radiopharmacies that were able to assay, preload, and sterilize loose seeds but did have radiopharmacies which were capable of providing these services at other times during the fiscal year. Shipping Cs-131 brachytherapy seeds to independent radiopharmacies requires loading the seeds with additional isotope activity than would be required if the seeds were to be preloaded utilizing our in-house loading facility which causes the Company to incur additional isotope cost to allow for the additional isotope decay created by the additional processing time. The Company pre-loaded 93% and 88% of the Cs-131 brachytherapy seeds that it sold to customers during the fiscal years ended June 30, 2013 and June 30, 2012, respectively. The Company has historically utilized external loading services to supplement our own custom preloading operation and to meet the specific requests of the ordering physicians.

We loaded approximately 95% of Mick cartridges in our own facility in fiscal year 2013 which accounted for approximately 60% of seeds sold. Approximately 29% of seeds sold are strand configurations including strands pre-loaded in needles and the remaining 11% of seeds are sold as loose seeds. The Company anticipates continuing to load 100% of its customer orders during fiscal year 2014 unless there is a specific customer requirement for which the Company does not have the loading capability or capacity.

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

In fiscal year 2012, IsoRay obtained a CE mark which allows shipment of seeds loaded into flexible braided strands and flexible strands attached to bioabsorbable mesh into the European Union.

GliaSite® Radiation Therapy System

IsoRay markets the GliaSite® Radiation Therapy System (RTS) for the treatment of brain cancer, i.e. primary and recurrent gliomas and metastic brain tumors. Specifically, the intended use of GliaSite® RTS is the management of surgically resectable brain tumors where adjuvant radiation therapy of the post-resection tissue bed is indicated. In August 2013, the Company successfully amended its CE mark on the GliaSite RTS which incorporated five changes. These changes included a change in the sterilization method of the right angle clip; a change in the packaging of the right angle clip; an extension of the GliaSite RTS catheter tray expiration date to 3 years; the qualification of a second manufacturer of the Iotrex solution and the extension of the shelf life of Iotrex from 19 days to 30 days.

Product Overview

GliaSite® RTS is the only FDA cleared balloon catheter device used in the treatment of brain cancer. The main components included in the GliaSite® RTS are the GliaSite Catheter Tray, Iotrex Radiotherapy Solution, GliaSite Access Tray and Iotrex Solidifier.

Manufacturing Process and Key Suppliers

The catheter tray includes a GliaSite® RTS catheter, two non-coring needles, and two right anchoring clips. On one end of the catheter subassembly is a balloon device which is filled with Iotrex radiotherapy solution and on the other end is an infusion port which is attached to the skull and punctured by a needle to get the solution to the balloon at the end of the catheter. The GliaSite catheter is available in 3 different sizes, including 2, 3, and 4 cm. The appropriate size to be used is determined at time of implant by the physician to ensure adequate conformance of the resection cavity.

A dual balloon configuration is used to act as a primary and secondary reservoir for the Iotrex radiotherapy solution within the resection cavity in the brain. The size of the balloon differs in accordance with the size of the catheter with sizes ranging from 5 cc, 15 cc and 35 cc for a 2cm, 3cm and 4cm catheter, respectively. The balloon catheter is manufactured by Vesta and conforms to the applicable required IsoRay quality standards. In addition IsoRay ensures that testing is performed to ensure that the balloons are properly produced and will not leak.

The infusion port consists of a port body, reservoir base, and a self-sealing septum. The infusion port is produced by Smith Medical and conforms to the applicable required IsoRay quality standards. It is attached to the catheter subassembly and is bonded in place. It is designed to allow repeated punctures with a 20 gauge needle and the design prevents complete penetration of the reservoir with the needle.

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

From start to finish, including the creation of the GliaSite catheter subassemblies, the manufacture of the device takes approximately 4 weeks. The Company maintains on hand a number of subassemblies that reduce the manufacture time to 2 weeks, which includes sterilization of the final product. The subassemblies are maintained in a clean room facility and are not dated until the entire GliaSite medical device is Gamma sterilized. Management periodically evaluates the appropriate lot sizes in which to manufacture the GliaSite product to ensure that sterilization capacity is optimized, enough product is on hand to meet customer needs, and manage the risk of expired product utilizing the history of prior GliaSite device manufacturers and sales forecasts.

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

In July 2008, IsoRay had its baseline inspection by the FDA at its manufacturing and administrative offices in Richland, WA. This inspection was carried out over a five day period of time during which the investigator performed a complete inspection following Quality Systems Inspection Techniques (QSIT). At the end of the inspection, no report of deviations from Good Manufacturing Practices or list of observations (form FDA 483) was issued to IsoRay. An additional inspection of IsoRay was conducted by FDA in April 2013. Again the FDA reported no deviations from Good Manufacturing Practices and did not list any observations (FDA Form 483).

In July 2011, IsoRay completed an annual ISO13485:2003 audit from BSI (British Standards Institution) with no nonconformities. The Company is subject to an audit every three years with a maintenance audit every year. In June 2012, the Company received a recertification to ISO 13485:2003 for an additional three-year period, which was affirmed through a surveillance audit in June 2013. The successful audit confirms the Company’s commitment and success in meeting the standards of manufacturing and quality systems that allows the Company to continue to market products in Canada and Europe.

Order Processing

IsoRay Medical encourages hospitals to have 6 GliaSite catheters available at time of surgical implant in the patient, which includes 2 catheters of each size. The facilities are encouraged to maintain an inventory of the 6 catheters and to re-order after an implant to ensure that these levels are maintained. At the time of the surgical implant the catheter size is determined based on the size of the resection and an extra is on hand in the case of a failure with the implant of the first catheter.

The Company implements a just-in-time order process for the Iotrex radiotherapy solution. The Iodine-125 stock is ordered by the Company and drop shipped to Iso-Tex or Anazao, the Company’s contracted manufacturers of Iotrex. The Iodine-125 is tested by the manufacturer and if accepted, is used to manufacture the Iotrex radiotherapy solution which has a 30 day shelf life once manufactured. Once manufacture is complete by Iso-Tex or Anazao, testing is performed on the product and the test results are sent to IsoRay along with the batch record for review and acceptance. Facilities performing the implants can choose to receive the isotope in vials or the vials can be preloaded into dose-specific vials.

Due to the lead time for obtaining and processing the Iodine-125 by Iotrex, the Company relies on sales forecasts and historical knowledge from prior manufacturers to estimate the proper inventory levels of catheters as well as Iotrex given the 1 year and 30 day shelf life respectively. Consequently, some portions of the product including the Iotrex or the GliaSite device itself are lost through decay and are subsequently destroyed.

Manufacturing Facility

The Company maintains a production facility located at Applied Process Engineering Laboratory (APEL). The APEL facility became operational in September 2007. The production facility has over 15,000 square feet and includes space for isotope separation, seed production, order dispensing, a clean room for radiopharmacy work, and a dedicated shipping area. A description of the lease terms for the APEL facility is located in the Commitments and Contingencies note included in Item 8 below. Management believes that the APEL facility will be utilized for manufacturing space through fiscal year 2016 which is the original lease term plus the two three-year renewal options. Management has exercised the second of three three-year renewal options to extend the APEL facility lease through April 2016 and it believes that the Company will exercise the third three-year renewal option through April 2019.

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

The market for treatments for localized prostate cancer treatment is very competitive and largely hinges upon the demonstration of long term follow-up data that has been presented to the prostate cancer treatment profession. Therefore, highly compelling technical arguments alone — absent published long term follow-up data – can fail to provide significant marketability, even for treatments that ultimately prove highly effective. The fact that Proxcelan Cesium-131 was introduced to the prostate cancer marketplace more than a decade after Iodine-125 and Palladium-103, and the resulting time for mature clinical data to be developed, has proven an obstacle to widespread market acceptance. Management believes that the impressive results achieved for treatment with Cesium-131 at the five-year mark should create further scientific support for Cesium-131 as an attractive treatment for localized prostate cancer, overcoming at least some of the initial resistance predicated on the lack of long-term follow-up reports.

IsoRay has chosen to identify its proprietary Cesium-131 seed with the trademarked brand of "Proxcelan." Management is using this brand to differentiate Cesium-131 seeds from seeds using the other isotopes. We continue to target the competing isotope products of Iodine-125 and Palladium-103 rather than the various manufacturers and distributors of these isotopes. Using this strategy, the choice of brachytherapy isotopes should be less dependent on the name and distribution strengths of the various Iodine-125 and Palladium-103 manufacturers and distributors and more dependent on the therapeutic benefits of Cesium-131.

The professional and patient market segments each play a role in the ultimate choice of cancer treatment and the specific isotope chosen for seed brachytherapy treatment. The Company has developed a customized brand message for each audience. The Company's website (www.isoray.com) delivers the message that Cesium-131 is for the treatment of cancers throughout the body and includes sections that provide background information on the Company, cancer treatment utilizing brachytherapy in prostate, lung, ocular and brain, physician/clinician resources, investor information, current events that representatives will attend, and contact information. IsoRay also maintains print and visual media (including physician brochures discussing the clinical advantages of Cesium-131, clinical information binders, informational DVDs, single sheet glossies with targeted clinical data, etc.), and advertisements in leading medical journals. In addition, the Company attends national professional meetings, including the following:

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

Apart from clinical studies and papers sponsored by the Company, several physicians across the country have independently published papers and studies on the benefits of Cesium-131.

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

IsoRay has a direct sales organization consisting of seven territorial sales managers to introduce Proxcelan Cesium-131 brachytherapy seeds to radiation oncologists and medical physicists for use in treating cancer throughout the body. All of the Company's sales force solicit potential specialist physicians in all areas of the body and none specialize solely in the prostate or other organs. This approach allows our sales representatives to call on a single location for the various specialties so that if a particular physician is unavailable they can contact those who are available, resulting in a more efficient sales approach. Compensation paid to the sales force is uniform for sales made regardless of the organ treated.

With the assistance of an executive search firm, the Company is currently actively recruiting one to two additional sales persons with previous experience in radiation oncology and specifically with brachytherapy sales.

The Company expects to continue to expand its customer base outside the U.S. market through use of established distributors in the key markets of other countries. As of September 27, 2013, the Company had independent distributors in Germany (with a territory covering Germany, Austria, Switzerland, Italy and Luxembourg), Greece, New Zealand and Australia. This strategy should reduce the time and expenses required to identify, train and penetrate the key implant centers and establish relationships with the key opinion leaders in these markets. Using established distributors also should reduce the time spent acquiring the proper radiation handling licenses and other regulatory requirements of these markets.

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

Prostate brachytherapy is typically performed in an outpatient setting, and as such, is covered by the CMS Outpatient Prospective Payment System, which since 2010 has provided a fixed reimbursement per seed for stranded and loose seeds.   Iodine, palladium and cesium each have their own reimbursement values for stranded and loose seeds.   If reported correctly when seeds are submitted for payment to CMS, providers are reimbursed at a flat rate that is equivalent to the cost of the seeds.  It is expected that this reimbursement system established in January 2010 will continue as it is currently scheduled through calendar 2014 but there is no assurance that this will occur.  Private insurance companies have historically followed the CMS reimbursement policies. The Company expects that CMS will continue its annual review of payments provided as reimbursement for our various products and that CMS will continue to provide favorable reimbursement rates for our Cesium-131 brachytherapy seeds although the Company experienced a slight decrease in reimbursement from 2012 to 2013.

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

Other Information

Customers

The following top five customers, facilities or physician practices that utilize multiple surgical facilities at which primarily prostate brachytherapy procedures are performed accounted for approximately 48.38% of the total Company product sales for the twelve months ended June 30, 2013:

El Camino, Los Gatos, & other facilities (Northern CA) (1)	24.68% of revenue
University of Pittsburgh Medical Center	8.42% of revenue
Biocompatibles, Inc.	5.36% of revenue
York Cancer Center	5.08% of revenue
New York Presbyterian Hospital	4.84% of revenue
Total	48.38% of revenue

(1)

The head of the single largest physician practice also serves as the Company's medical director. As the medical director, this physician is a member of the Medical Advisory Board; advises the Company Board of Directors and management; provides technical advice related to product development and research and development; and provides internal training to the Company sales staff and professional training to our sales staff and to other physicians. During the fiscal year ended June 30, 2013, this physician added additional physicians to the practice which is expected to reduce risk associated with seasonality.

The loss of either the single largest physician practice or a combination of the other significant facilities and customers could have a material adverse effect on the Company's revenues, which would continue until the Company located new customers to replace them and there can be no assurance this would occur in a timely manner or at all.

Proprietary Rights

The Company relies on a combination of patent, copyright and trademark laws, trade secrets, software security measures, license agreements and nondisclosure agreements to protect its proprietary rights. Some of the Company's proprietary information may not be patentable. The Company has a registered U.S. trademark for Proxcelan.

The Company intends to vigorously defend its proprietary technologies, trademarks, and trade secrets. Members of management, employees, and certain equity holders have previously signed non-disclosure, non-compete agreements, and future employees, consultants, advisors, with whom the Company engages, and who are privy to this information, will be required to do the same. A patent for the cesium separation and purification process was granted on May 23, 2000 by the U.S. Patent and Trademark Office (USPTO) under Patent Number 6,066,302, with an expiration date of April 28, 2019. The process was developed by Lane Bray, Chief Chemist and a shareholder of the Company, and has been assigned exclusively to IsoRay. IsoRay's predecessor also filed for patent protection in four European countries under the Patent Cooperation Treaty. Those patents have been assigned to IsoRay.

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

There are specific conditions attached to the assignment of the Cesium-131 patent from Lane Bray. In particular, the associated Royalty Agreement provides for 1% of gross profit payment from seed sales to Lane Bray and 1% of gross profit from any use of the Cesium-131 process patent for non-seed products. If IsoRay reassigns the Royalty Agreement to another company, these royalties increase to 2%. The Royalty Agreement has an anti-shelving clause which requires IsoRay to return the patent if IsoRay permanently abandons sales of products using the invention. During fiscal years 2013 and 2012, the Company recorded royalty expense of $14,168 and $19,497, respectively, related to this patent.

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

Research and Development

During the three-year period ended June 30, 2013, IsoRay and its subsidiaries incurred approximately $1.8 million in costs related to research and development activities. The Company expects to continue ongoing research and development activities for the foreseeable future.

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

As a registered medical device manufacturer with the FDA, we are subject to inspection to ensure compliance with its current Good Manufacturing Practices, or cGMP. These regulations require that we and any of our contract manufacturers design, manufacture and service products, and maintain documents in a prescribed manner with respect to manufacturing, testing, distribution, storage, design control, and service activities. Modifications or enhancements that could significantly affect the safety or effectiveness of a device or that constitute a major change to the intended use of the device require a new 510(k) premarket notification for any significant product modification.

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

In support of IsoRay's global strategy to expand marketing to Canada, the European Union (EU) and Russia, we initiated the process in fiscal year 2008 to obtain the European CE Mark, Canadian registration, and certification to ISO 13485:2003, an internationally recognized quality system. European law requires that medical devices sold in any EU Member State comply with the requirements of the European Medical Device Directive (MDD) or the Active Implantable Medical Device Directive (AIMDD). IsoRay's brachytherapy seeds are classified in Europe as an active implantable and are subject to the AIMDD and GliaSite RTS is an EU Class 3 device subject to the Medical Device Directive, (MDD). Compliance with the AIMDD, MDD, and obtaining a CE Mark involves being certified to ISO 13485:2003 and obtaining approval of the product technical file by a notified body that is recognized by competent authorities of a Member State. Compliance with ISO 13485:2003 is also required for registration of a company for sale of its products in Canada. Many of the recognized EU Notified Bodies are also recognized by Health Canada to conduct the ISO 13485:2003 inspections for Canadian registration. During fiscal year 2009, the Company received its certification to ISO 13485:2003 and obtained approval from Health Canada for its Canadian registration. The Company has had no success in selling the product in the Canadian or Russian markets and through its distributors is currently focusing on the markets in Germany, Austria, Switzerland, Luxembourg, Italy, Greece, Australia and New Zealand. The Company reached agreements with distributors for Greece, Australia and New Zealand during the fiscal year ended June 30, 2013 and has actively supported these distributors in achieving regulatory clearance in their distribution market. The Company extended its agreement to August 31, 2014 with the German distributor whose market includes Germany, Austria, Switzerland, Luxembourg and Italy. The agreement with the distributor for Greece was effective on May 1, 2013 with a two year term and may be renewed upon mutual agreement of the parties. The agreement with the distributor for New Zealand and Australia was effective on June 1, 2013 with a termination date of May 31, 2015 with certain conditions that provide for 12 month renewal periods if those conditions are mutually agreed upon.

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

In April 2012, IsoRay Medical received a CE mark for the GliaSite® Radiation Therapy System which states that the Company conforms to the product requirements of the European Council Directive 93/42/EEC. The CE mark allows the GliaSite® Radiation Therapy System to be sold in 31 European countries and to be marketed in the European Free Trade Associate member states and the European Union. In August 2013, the Company successfully amended its CE mark on the GliaSite RTS which incorporated five changes. These changes included a change in the sterilization method of the right angle clip; a change in the packaging of the right angle clip;an extension of the GliaSite RTS catheter tray expiration date to 3 years; the qualification of a second manufacturer of the Iotrex solution and the extension of the shelf life of Iotrex from 19 days to 30 days.

Seasonality

The Company believes that some seed implantation procedures are deferred around physician vacations (particularly in the summer months), holidays, and medical conventions and conferences resulting in a seasonal influence on the Company's business. These factors cause a momentary decline in revenue which management believes is ultimately realized later. Because approximately forty-eight percent (48%) of the Company's business is dependent on five customers, physician practices or facilities, simultaneous vacations by the physicians at these four physician practices or facilities or supplied by the one customer that supplies multiple facilities could cause significant drops in the Company's productivity during those reporting periods.

Employees

As of September 17, 2013, IsoRay employed thirty-six full-time individuals and two part-time individuals. The Company's future success will depend, in part, on its ability to attract, retain, and motivate highly qualified sales, technical and management personnel. From time to time, the Company may employ independent consultants or contractors to support its research and development, marketing, sales, accounting and administrative organizations. None of the Company's employees are represented by any collective bargaining unit. At June 30, 2013, the Company employed eight direct sales people, which has decreased to seven as of the date of this Report.

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

The GliaSite RTS and the Company’s brachytherapy products used in non-prostate applications typically compete with external beam radiation therapy (EBRT), which can be provided as conventional or intensity modulated radiation therapy, or as stereotactic radiosurgery, a technique that delivers high doses of radiation to a target in a much lower number of sessions than other forms of EBRT.

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

Additional Growth Opportunities

Management of the Company sees growth opportunities through sales from expansion into international markets and additional treatment for cancers other than prostate. The Company plans to continue to introduce Cesium-131 brachytherapy seed therapy for the treatment of prostate, lung and brain cancers into the European Union (EU), New Zealand and Australian markets and later into other international markets through partnerships and strategic alliances with channel partners for manufacturing and/or distribution and has distribution agreements or partnerships in place for brachytherapy seeds as of September 27, 2013 in Greece, New Zealand and Australia. The Company also has a distribution agreement with a German distributor for its GliaSite® RTS.

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

There is also an opportunity to develop and market other radioactive isotopes to the United States market, and to market Cesium-131 isotope itself, separate from its use in our seeds. The Company is also in the preliminary stages of exploring alternate methods of delivering our isotopes to various organs throughout the body. Our new liquid form of Cesium-131 may be advantageous to use in other FDA cleared devices as an alternative to our titanium-encapsulated seed to deliver radiation to these other body sites, but it has not been approved by the FDA for use and there is no assurance that it will be approved.

Consistent with the strategy of identifying alternative methods of delivering our isotopes to new locations, the Company has obtained exclusive worldwide distribution rights to the GliaSite® RTS, the world's only FDA-cleared balloon catheter device used in the treatment of brain cancer. This technology was previously used to treat approximately 500 cases annually in some 40 hospitals worldwide however this technology has not been available for sale since 2007. This exclusive worldwide license agreement with Hologic Inc. aligns with the Company strategy to locate existing FDA-cleared technologies to provide new ways to treat other organs. The Company has obtained the intellectual property rights to manufacture the Iotrex solution (Iodine-125) for use in the GliaSite® radiation therapy system and has contracted with a company for the production of Iotrex and a radiopharmacy to handle the patient dosing of the solution for use in procedures. The Company negotiated a contract with a previous distributor of the GliaSite® RTS in the European Union for distribution rights to the system in Germany, Austria, Switzerland, Luxembourg and Italy. During fiscal 2013, the Company negotiated agreements for the distribution of the GliaSite RTS in Greece, New Zealand and Australia and is supporting those distributors in their efforts to obtain regulatory clearance to sell the product in their respective markets. The Company has modified the original FDA-cleared device and has received clearance from the FDA to market the product, with the modifications, which are designed to improve its performance and manufacturability, in the United States. The Company has obtained the intellectual property rights to manufacture the Iotrex solution (Iodine-125) for use in the GliaSite® RTS, and it has contracted with a company for the production of Iotrex and a radiopharmacy to handle the patient dosing of the solution for use in procedures. With receipt of a CE Mark for the GliaSite® RTS, the product may be sold in 31 European countries.

The Company developed a liquid Cesium-131 solution for use as an alternative brachytherapy radiation source in the GliaSite® radiation therapy system as either a substitute for the Iotrex solution or as a future alternative treatment option for physicians to utilize independently. Research and development was conducted during the year ended June 30, 2012 in preparation to seek regulatory approval of liquid Cesium-131 for use in combination with the GliaSite® RTS but there is no assurance approval will be obtained. A 510(k) has been submitted by the Company to the FDA and the Company is waiting for a response from the FDA to the submittal.

ITEM 1A – RISK FACTORS

Risks Related to Our Industry and Operations

Our Revenues Depend Upon One Product. With the exception of the GliaSite® radiation therapy system which the Company began selling in the 2012 fiscal year, our revenues depend solely upon the successful production, marketing, and sales of the Proxcelan Cesium-131 brachytherapy seed. The rate and level of market acceptance of this product varies depending on the perception by physicians and other members of the healthcare community of its safety and efficacy as compared to that of competing products, if any; the clinical outcomes of the patients treated; the effectiveness of our sales and marketing efforts in the United States, the European Union (EU), Greece, New Zealand and Australia; any unfavorable publicity concerning our product or similar products; our product's price relative to other products or competing treatments; any decrease in current reimbursement rates from the Centers for Medicare and Medicaid Services or third-party payers; regulatory developments related to the manufacture or continued use of the product; availability of sufficient supplies of barium for Cesium-131 seed production; ability to produce sufficient quantities of Cesium-131; the ability of physicians to apply the correct dosage of seeds and avoid excessive levels of radiation to patients; and the ability to use this product to treat multiple types of cancers in various organs. Because of our reliance on this product as the primary source of our revenue, any material adverse developments with respect to the commercialization of this product may cause us to continue to incur losses rather than profits in the future.

Although Cleared To Treat Any Malignant Tissue, Our Dominant Product Is Primarily Used To Treat A Single Type Of Cancer. Currently, the Proxcelan Cesium-131 seed is used almost exclusively for the treatment of prostate cancer (approximately eighty-two percent of our sales). We have been treating lung cancer which amounted to approximately 8% of our product sales and other cancers including head and neck; colorectal; gynecological and brain that combined constituted approximately 6% of our product sales in fiscal year 2013. The GliaSite Radiation Therapy System contributed 4% of our product sales in fiscal year 2013. Management believes the Proxcelan Cesium-131 seed will continue to be used to treat other types of cancers as the Company identifies existing delivery systems that can be utilized or develops new delivery methods for the product, however these delivery systems may not prove as effective as anticipated. Management believes that clinical data gathered by select groups of physicians under treatment protocols specific to other organs will be needed prior to widespread acceptance of our product for treating other cancer sites. If our current and future products do not become accepted in treating cancers of other sites, our sales will depend primarily on treatment of prostate cancer, a market with increasing competition and ongoing loss of market share by all brachytherapy products.

We Have Ongoing Cash Requirements. The Company has generated material operating losses since inception. We expect to continue to experience significant net operating losses. Due to our recent successful capital raise, previous capital investments and substantial cost reductions, management believes cash and cash equivalents on hand at September 27, 2013 will be sufficient to meet our anticipated cash requirements for operations, debt service, and capital expenditure requirements through at least the next two fiscal years. Management now estimates that operational cashflow breakeven will be achieved at approximately $750,000 in monthly revenue. However, there is no assurance as to when break-even will occur.  If we are unable to generate profits and unable to obtain additional financing to meet our working capital requirements, we may have to significantly reduce or curtail our business.

We Rely Heavily On Five Customers. Approximately forty-eight percent (48%) of the Company’s revenues are dependent on five customers and approximately twenty five percent (25%) on one customer. The loss of any of these customers would have a material adverse effect on the Company’s revenues which may not be replaced by other customers particularly as these customers are in the prostate sector which is facing substantial declines on an annual basis.

We Rely Heavily On A Limited Number Of Suppliers. Some materials used in our products are currently available only from a limited number of suppliers. In fiscal 2013, approximately seventy percent (70%) of our Cesium-131 was supplied through JSC Isotope from a reactor located in Russia. Our current contract with JSC Isotope terminates on June 30, 2014 and will have to be renegotiated. Management will seek to negotiate favorable pricing but there is no assurance as to the outcome of these negotiations. Management is evaluating other reactors that meet current specifications to yield Cesium-131 of the purity that the Company requires for use in its products but thus far has only confirmed such availability from MURR.

Reliance on any single supplier increases the risks associated with concentrating isotope production at a single reactor facility which can be subject to unanticipated shutdowns. Failure to obtain deliveries of Cesium-131 from multiple sources could have a material adverse effect on seed production and there may be a delay before we could locate alternative suppliers beyond the two currently used.

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

Virtually all titanium tubing used in brachytherapy seed manufacture comes from a single source, Accellent Corporation. We currently obtain a key component of our seed core from another single supplier. We do not have formal written agreements with either supplier. Any interruption or delay in the supply of materials required to produce our products could harm our business if we were unable to obtain an alternative supplier or substitute equivalent materials in a cost-effective and timely manner. To mitigate any potential interruptions, the Company continually evaluates its inventory levels and management believes that the Company maintains a sufficient quantity on hand to alleviate any potential disruptions.

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

Unfavorable Industry Trends in the Prostate Market. Several factors occurred in fiscal 2009 that caused our revenues to significantly decline and these factors continued into fiscal year 2013 contributing to our failure to improve sales in the prostate market. Beginning in the fall of 2008, U.S. consumers significantly curtailed all spending (even for life saving medical procedures) which impacted the brachytherapy industry as a whole. In February of 2009 noted urologists announced at a medical conference that prostate specific antigen (PSA) testing was not as necessary as previously believed. Their statements were widely publicized. In May 2012 the U.S. Preventive Services Task Force recommended against routine PSA screenings for healthy men without symptoms.  We believe this recommendation has led to a renewed decline in PSA screenings.  In addition, we believe there has been an increase in “active surveillance”, a practice where no immediate medical treatment is provided; but the physician and patient closely monitor the patient’s cancer for signs that the cancer is growing.  We believe that declines in PSA screenings have led to a decline in the number of men diagnosed with prostate cancer.  A decline in the number of PSA screenings would in turn lead to a decline in the number of procedures to treat prostate cancer, including brachytherapy procedures. An increase in the proportion of men diagnosed with prostate cancer but not seeking immediate medical treatment would also lead to a decline in the number of procedures to treat prostate cancer.

As of the end of fiscal 2013, the American Cancer Society has not further revised its advice regarding PSA testing, continuing to advise that the decision to be screened for prostate cancer should be made after getting information about the uncertainties, risks, and potential benefits of prostate cancer screening. This advice has led to an increased number of men electing to forgo PSA testing.

Also the emergence of IMRT as the preferred treatment alternative as a result of a much higher reimbursement rate to physicians compared to brachytherapy treatments has resulted in declining market share for brachytherapy treatment. In fiscal 2013, each of these factors continued to impact the performance of the Company in the prostate market and the industry as a whole and there is no assurance that they will not continue to impact sales of the Company in the prostate market through fiscal 2014.

Doctors And Hospitals May Not Adopt Our Products And Technologies At Levels Sufficient To Sustain Our Business Or To Achieve Our Desired Growth Rate. To date, we have attained very limited penetration of the total potential market for most of our products, particularly our non-prostate applications. Our future growth and success depends upon creating broad awareness and acceptance of our products by doctors, hospitals and freestanding clinics, as well as patients. This will require substantial marketing and educational efforts, which will be costly and may not be successful. The target customers for our products may not adopt these technologies or may adopt them at a rate that is slower than desired. In addition, potential customers who decide to utilize any of our devices may later choose to purchase competitors’ products. Important factors that will affect our ability to attain broad market acceptance of our products include:

•	doctor and/or patient awareness and acceptance of our products;
•	the real or perceived effectiveness and safety of our products;
•	the relationship between the cost of our products and the real or perceived medical benefits of our products;
•	the relationship between the cost of our products and the financial benefits to our customers using our products, which will be greatly affected by the coverage of, and reimbursement for, our products by governmental and private third-party payors; and
•	market perception of our ability to continue to grow our business and develop enhanced products.

Failure of our products to gain broad market acceptance could cause our revenues to decline and our business to suffer.

We Have Entered Into An Agreement With A Single Supplier For Our Cesium-131 From Russia.  In January 2013, the Company entered into a new agreement through June 30, 2014, with JSC Isotope to purchase Cesium-131 directly from JSC Isotope instead of directly from Institute of Nuclear Materials (INM) and Research Institute of Atomic Reactors (RIAR) as the Company had done prior to the original agreement with UralDial LLC in December 2008.  As a result, the Company now relies on JSC Isotope to obtain Cesium-131 from its single Russian source.  Through the JSC Isotope agreement we have obtained set pricing for our Russian Cesium-131 through the end of June 2014.  There can be no guarantee that JSC Isotope will always be able to supply us with sufficient Cesium-131 or will renew our existing contract on favorable terms in June 2014, which could be due in part to risks associated with foreign operations and beyond either our or JSC Isotope's control. If we were unable to obtain supplies of isotopes from Russia in the future, our overall supply of Cesium-131 could be reduced significantly unless we have a source of enriched barium for utilization in domestic reactors beyond the quantity that we already own. While recent testing of regions within the reactor at MURR has found that Cesium-131 can be produced in economically viable quantities at a viable price, there is no assurance that we can obtain the increased quantity of isotope at the pricing and quantities that the Company requires in the long term. However the due diligence that has been conducted by the Company and the University of Missouri at the Missouri University Research Reactor has demonstrated that the Company would be able to continue producing enough Cesium-131 utilizing its existing three target locations and naturally occurring barium that has been enriched using the inventory of enriched barium that the Company currently owns. Management estimates that the supply of enriched barium that it currently owns should last from 24 to 36 months which would allow time to expand into other irradiation sites within MURR or at another reactor to supplement its supply of Cs-131.

We Are Subject To Uncertainties Regarding Reimbursement For Use Of Our Products. Hospitals and freestanding clinics may be less likely to purchase our products if they cannot be assured of receiving favorable reimbursement for treatments using our products from third-party payers, such as Medicare and private health insurance plans. Currently, Medicare reimburses hospitals at fixed rates that cover the cost of stranded and loose seeds.  Clinics and physicians performing procedures in a free standing center are reimbursed at the actual cost of the seeds.  It is expected that CMS will continue to reimburse providers using this same methodology in 2014 but there is no assurance this will occur.

In 2003, IsoRay applied to the CMS and received a reimbursement code for our Cs-131 seed.  On July 1, 2007, CMS revised the coding system for brachytherapy seeds and separated the single code into two codes – one code for loose seeds and a second code for stranded seeds.  This methodology was applied to all companies manufacturing brachytherapy seeds.  Reimbursement amounts are reviewed and revised annually based upon information submitted to CMS on claims by providers.  Although IsoRay anticipates a slight decrease in reimbursement, we do not believe it will have a material impact for 2014. These changes can positively or negatively affect market demand for our products.   We monitor these changes and provide comments, as permitted, when changes are proposed, prior to implementation.

In 2011, IsoRay introduced the GliaSite RTS that had an existing reimbursement code. As an in-patient procedure covered by CMS, hospitals are paid based on the type of surgery and the status of the patient. These procedures are done as part of a Diagnostic Related Group or “DRG” system under which the hospital pays for all items involved in the care of the patient exclusive of the physician fees. Hospitals are less receptive to treatments which require out of pocket costs.

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

Our Operating Results Will Be Subject To Significant Fluctuations. Our quarterly revenues, expenses, and operating results are likely to fluctuate significantly in the future. Fluctuation may result from a variety of factors, which are discussed in detail throughout this "RISK FACTORS" section, including:

▪	our achievement of product development objectives and milestones;
▪	demand and pricing for the Company's products;
▪	effects of aggressive competitors;

▪	hospital, clinic and physician purchasing decisions;
▪	research and development and manufacturing expenses;
▪	patient outcomes from our therapy;
▪	physician acceptance of our products;
▪	government or private healthcare reimbursement policies;
▪	healthcare reform;
▪	our manufacturing performance and capacity;
▪	incidents, if any, that could cause temporary shutdown of our manufacturing facility;
▪	the amount and timing of sales orders;
▪	rate and success of future product approvals;
▪	timing of FDA clearance, if any, of competitive products and the rate of market penetration of competing products;
▪	seasonality of purchasing behavior in our market;
▪	overall economic conditions;

▪	the 2.3% excise tax on medical devices effective January 2013;

▪	the successful introduction or market penetration of alternative therapies; and
▪	the outcome of the FDA's evaluation of the clearance process for class II devices.

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

It Is Possible That Other Treatments May Be Deemed Superior To Brachytherapy. Our Proxcelan Cesium-131 seed faces competition not only from companies that sell other radiation therapy products, but also from companies that are developing alternative therapies for the treatment of cancers. It is possible that advances in the pharmaceutical, biomedical, or gene therapy fields could render some or all radiation therapies, whether conventional or brachytherapy, obsolete. If alternative therapies are proven or even perceived to offer treatment options that are superior to brachytherapy, physician adoption of our brachytherapy product could be negatively affected and our revenues from our brachytherapy product could decline.

Our Industry Is Intensely Competitive. The medical device industry is intensely competitive. We compete with both public and private medical device, biotechnology and pharmaceutical companies that have been in existence longer than we have, have a greater number of products on the market, have greater financial and other resources, and have other technological or competitive advantages. As physicians migrate to medical devices such as external beam radiation and robotic surgery that have a much higher capital cost to repay and higher profit margins, this puts increasing pressure on all brachytherapy products to compete regardless of their superior treatment results. The market share for brachytherapy continues to decline as a result of this pressure from increasing usage by oncologists of external beam radiation. In addition, centers that wish to offer the Proxcelan Cesium-131 seed or the GliaSite Radiation Therapy System must comply with licensing requirements specific to the state, province, and/or country in which they do business and these licensing requirements may take a considerable amount of time to comply with. Certain centers may choose not to offer our Proxcelan Cesium-131 seed or the GliaSite Radiation Therapy System due to the time required to obtain necessary license amendments. We also compete with academic institutions, government agencies, and private research organizations in the development of technologies and processes and in acquiring key personnel. Although we have patents granted and patents applied for to protect our isotope separation processes and Cesium-131 seed manufacturing technology, we cannot be certain that one or more of our competitors will not attempt to obtain patent protection that blocks or adversely affects our product development efforts. To minimize this potential, we have entered into exclusive agreements with key suppliers of isotopes and isotope precursors, The Company’s Gliasite RTS brachytherapy products typically compete with external beam radiation therapy (EBRT), which can be provided as conventional or intensity modulated radiation therapy, or as stereotactic radiosurgery, a technique that delivers high doses of radiation to a target in a much fewer number of sessions than other forms of EBRT. Manufacturers of EBRT equipment include Varian Medical Systems, Siemens Healthcare, Elekta AB, and Accuray Incorporated, among others. In the case of brain tumors, a surgeon will remove the tumor and radiation therapy is added following the surgery; this is known as “adjuvant” radiation therapy. The Company believes that its form of adjuvant radiation therapy deployable in such cases offers advantages over external beam methods. However, external beam holds the vast majority of the market for adjuvant radiation therapy. Our revenues have faced annual historical declines as our non-brachytherapy competitors gain greater market share of prostate treatments.

Medical Device Tax. Significant reforms to the healthcare system were adopted in the form of the Patient Protection and Affordable Care Act (the PPACA). The PPACA includes provisions that, among other things, require the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax (the Medical Device Tax) on the U.S. sales of most medical devices beginning in 2013. The Internal Revenue Service (IRS) has only recently issued the final regulations for the Medical Device Tax, and many questions remain regarding the applicability of this tax to varying points in the supply chain. While we continue to evaluate the impact of the Medical Device Tax on our overall business, we currently believe this tax will be applicable to 100% of our product sales. Our estimate is subject to change due to, among other things, future IRS guidance and interpretations of the Medical Device Tax regulations, and changes in our product mix. This revenue-based tax will have a material impact on our consolidated results of operations, cash flows, and financial condition

We May Be Unable To Adequately Protect Or Enforce Our Intellectual Property Rights Or Secure Rights To Third-Party Patents. Our ability and the abilities of our partners to obtain and maintain patent and other protection for our products will affect our success. We are assigned, have rights to, or have exclusive licenses to patents and patents pending in the U.S. and numerous foreign countries. The patent positions of medical device companies can be highly uncertain and involve complex legal and factual questions. Our patent rights may not be upheld in a court of law if challenged. Our patent rights may not provide competitive advantages for our products and may be challenged, infringed upon or circumvented by our competitors. We cannot patent our products in all countries or afford to litigate every potential violation worldwide.

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

Failure To Comply With Government Regulations Could Harm Our Business. As a medical device and medical isotope manufacturer, we are subject to extensive, complex, costly, and evolving governmental rules, regulations and restrictions administered by the FDA, by other federal and state agencies, and by governmental authorities in other countries. Compliance with these laws and regulations is expensive and time-consuming, and changes to or failure to comply with these laws and regulations, or adoption of new laws and regulations, could adversely affect our business. We are also subject to the federal anti-kickback statute, False Claims Act, Foreign Corrupt Practices Act and the Physician Payment Sunshine Act.

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

Significant reforms to the healthcare system were adopted in the form of the PPACA. CMS has published final regulations that would implement provisions in PPACA related to disclosure of payments made by manufacturers to physicians and teaching hospitals, effective April 2013. Because we manufacture a number of devices that are covered by the regulations, all payments that we make to physicians and teaching hospitals would be subject to this reporting requirement even if the payment relates to a device that is not considered a covered device. The tracking and reporting of these payments could have an adverse impact on our business and/or consolidated results of operations and financial condition and on our relationships with customers and potential customers.

In addition to the PPACA, various healthcare reform proposals have also emerged at the state level. Like the PPACA, these proposals could reduce medical procedure volumes and impact the demand for our products or the prices at which we sell our products. The impact of these proposals could have a material adverse effect on our business and/or consolidated results of operations and financial condition.

The automatic spending cuts of nearly $1 trillion over the next 10 years that were included under the Budget Control Act of 2011, including a 2% cut to Medicare providers and suppliers, took effect in 2013. Medicaid is exempt from these cuts. Any cuts to Medicare reimbursement which affect our products could have a material adverse effect on our business and/or our consolidated results of operations and financial condition.

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

Our Business Exposes Us To Product Liability Claims. Our design, testing, development, manufacture, and marketing of products involve an inherent risk of exposure to product liability claims and related adverse publicity. Our brachytherapy seed products deliver a highly concentrated and confined dose of radiation directly to the organ in which it is implanted from within the patient’s body. Surrounding tissues and organs are typically spared excessive radiation exposure. It is an inherent risk of the industries in which we operate that we might be sued in a situation where one of our products results in, or is alleged to result in, a personal injury to a patient, health care provider, or other user. Although we believe that as of the current date we have adequate insurance to address anticipated potential liabilities associated with product liability, any unforeseen product liability exposure in excess of, or outside the scope of, such insurance coverage could adversely affect our financial condition and operating results. Any such claim brought against us, with or without merit, could result in significant damage to our business. Insurance coverage is expensive and difficult to obtain, and, although we currently have a five million dollar policy, in the future we may be unable to obtain or renew coverage on acceptable terms, if at all. If we are unable to obtain or renew sufficient insurance at an acceptable cost or if a successful product liability claim is made against us, whether fully covered by insurance or not, our business could be harmed. The FDA’s medical device reporting regulations require us to report any incident in which our products may have caused or contributed to a death or serious injury, or in which our products malfunctioned in a way that would be likely to cause or contribute to a death or serious injury if the malfunction reoccurred. Any required filing could result in an investigation of our products and possibly subsequent regulatory action against us if it is found that one of our products caused the death or serious injury of a patient.

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

Our Ability To Operate In Foreign Markets Is Uncertain. Our future growth will depend in part on our ability to establish, grow and maintain product sales in foreign markets, particularly in the European Union (EU), New Zealand and Australia. However, we have limited experience in marketing and distributing products in other countries. Any foreign operations would subject us to additional risks and uncertainties, including our customers' ability to obtain reimbursement for procedures using our products in foreign markets; the burden of complying with complex and changing foreign regulatory requirements; time-sensitive delivery requirements due to the short half-life of our product; language barriers and other difficulties in providing long-distance customer service; potentially increase time to collect accounts receivable; significant currency fluctuations, which could cause third-party distributors to reduce the number of products they purchase from us because the cost of our products to them could fluctuate relative to the price they can charge their customers; reduced protection of intellectual property rights in some foreign countries; and the possibility that contractual provisions governed by foreign laws would be interpreted differently than intended in the event of a contract dispute. Any future foreign sales of our products could also be adversely affected by export license requirements, the imposition of governmental controls, political and economic instability, trade restrictions, changes in tariffs, and difficulties in staffing and managing foreign operations. Many of these factors may also affect our ability to import Cesium-131 from Russia under our contract with JSC Isotope.

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

Risks Related to Our Stock and Reporting Requirements

If We Are Unable To Successfully Address The Material Weakness In Our Internal Controls, Our Ability To Report Our Financial Results On A Timely And Accurate Basis May Be Adversely Affected. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. In its assessment of the effectiveness in internal control over financial reporting as of June 30, 2013, the Company determined that there was a single deficiency that constituted a material weakness. The Company is assessing additional steps that may be taken in fiscal year 2014 to improve internal controls. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

The Price Of Our Common Stock May Be Adversely Affected By The Future Issuance And Sale Of Shares Of Our Common Stock Or Other Equity Securities. We cannot predict the size of future issuances or sales of our common stock or other equity securities for future acquisitions or capital raising activities, or the effect, if any, that such issuances or sales may have on the market price of our common stock. The issuance and sale of substantial amounts of common stock or other equity securities or announcement that such issuances and sales may occur, could adversely affect the market price of our common stock.

Our Reduced Stock Price May Adversely Affect Our Liquidity.  Our common stock has been trading at less than $1.00 per share for most of the last year.  Many market makers are reluctant to make a market in stock with a trading price of less than $1.00 per share.  To the extent that we have fewer market makers for our common stock, our volume and liquidity will likely decline, which could further depress our stock price.

Future Sales By Shareholders, Or The Perception That Such Sales May Occur, May Depress The Price Of Our Common Stock. The sale or availability for sale of substantial amounts of our shares in the public market, including shares issuable upon conversion of outstanding preferred stock or exercise of common stock warrants and options, or the perception that such sales could occur, could adversely affect the market price of our common stock and also could impair our ability to raise capital through future offerings of our shares. As of June 30, 2013, we had 34,618,517 outstanding shares of common stock. Any decline in the price of our common stock may encourage short sales, which could place further downward pressure on the price of our common stock and may impair our ability to raise additional capital through the sale of equity securities.

The Issuance Of Shares Upon Exercise Of Derivative Securities May Cause Immediate And Substantial Dilution To Our Existing Shareholders. The issuance of shares upon conversion of the preferred stock and the exercise of common stock warrants and options may result in substantial dilution to the interests of other shareholders since these selling shareholders may ultimately convert or exercise and sell all or a portion of the full amount issuable upon exercise. If all derivative securities outstanding as of September 26, 2013 were converted or exercised into shares of common stock, including the warrants and preferred stock issued in the most recent offering in September 2013, there would be approximately an additional 13,098,388 shares of common stock outstanding as a result. The issuance of these shares will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock. Our warrants issued in September 2013 to purchase 5,648,738 shares of our common stock to institutional investors with an exercise price of $0.72 per share (subject to possible reduction via Company shareholder approval to $0.535 per share) do not expire until August 29, 2015. Until these warrants are fully exercised or expire, it may depress the price of our common stock to below the warrants' exercise price.

Failure to Comply with NYSE MKT Listing Standards And Any Resulting Delisting Could Adversely Affect The Market For Our Common Stock. Our common stock is presently listed on the NYSE MKT. The NYSE MKT will consider delisting a company's securities if, among other things, the company fails to maintain minimum stockholder's equity or the company has sustained losses which are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of the NYSE MKT, as to whether such issuer will be able to continue operations and/or meet its obligations as they mature. There can be no assurance that we will be able to maintain our listing on the NYSE MKT indefinitely. We fell below the minimum stockholders equity requirement for the quarter ended June 30, 2013, but raised additional capital in September 2013 with net proceeds of approximately $3.3 million. We may need to raise additional capital sooner than anticipated to meet listing standards if the warrants sold in September 2013 are not exercised. In the event that our common stock is delisted from the NYSE MKT, trading, if any, in the common stock would be conducted in the over-the-counter market. As a result, our shareholders would likely find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock.

We Do Not Expect To Pay Any Dividends For The Foreseeable Future. We do not anticipate paying any dividends to our shareholders for the foreseeable future except for dividends on the Series B Preferred Stock which we intend to pay on or before December 31, 2013. Shareholders must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Any determination to pay dividends in the future will be made at the discretion of our Board of Directors and will depend on our results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable laws and other factors that our Board deems relevant.

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

ITEM 2 – PROPERTIES

The Company's executive offices are located at 350 Hills Street, Suite 106, Richland, WA 99354, (509) 375-1202, where IsoRay currently leases approximately 15,300 square feet of office and laboratory space for approximately $22,566 per month plus monthly janitorial expenses of approximately $400 from Energy Northwest, the owner of the Applied Process Engineering Laboratory (the APEL facility). The Company is not affiliated with this lessor. The monthly rent is subject to annual increases based on the Consumer Price Index. The current lease was entered into in May 2013, expires on April 30, 2016. The lease modification and renewal entered into in May 2013 added one additional three-year renewal option.

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

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Articles of Incorporation provide that the Company has the authority to issue 200,000,000 shares of capital stock, which are currently divided into two classes as follows: 192,998,329 shares of common stock, par value of $0.001 per share; and 7,001,671 shares of preferred stock, par value of $0.001 per share. As of September 23, 2013, we had 38,419,502 outstanding shares of Common Stock, 59,065 outstanding shares of Series B Preferred Stock and 1,670 outstanding units of Series D Convertible Preferred Stock.

On April 19, 2007, our common stock began trading on the American Stock Exchange (now the NYSE MKT) under the symbol "ISR." Even though our common stock is listed on the NYSE MKT there is still limited trading activity in our securities.

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for our common stock as reported on the NYSE MKT.

Year ended June 30, 2013	High	Low
First quarter	$1.47	$0.72
Second quarter	0.87	0.38
Third quarter	0.82	0.47
Fourth quarter	0.71	0.48

Year ended June 30, 2012	High	Low
First quarter	$1.29	$0.90
Second quarter	0.99	0.65
Third quarter	0.73	0.48
Fourth quarter	1.28	0.39

The Company has never paid any cash dividends on its Common Stock and does not plan to pay any cash dividends in the foreseeable future. On December 21, 2012, the Board of Directors declared a dividend on the Series B Preferred Stock of all outstanding and cumulative dividends through December 31, 2012. The total Series B accrued dividends of $10,632 were paid as of December 31, 2012. At June 30, 2013, there were 59,065 Series B preferred shares outstanding and cumulative dividends in arrears were $5,316. There are no Series A or Series C shares of Preferred Stock outstanding as of the date of this Report.

As of September 23, 2013, we had approximately 290 shareholders of record, exclusive of shares held in street name. The closing price of our common stock was $0.58 on September 23, 2013

Equity Compensation Plans

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

As of June 30, 2013, the following options had been granted under the option plans.

	Number of	Weighted-	Number of
	securities to	average	securities
	be issued on	exercise	remaining
	exercise of	price of	available for
	outstanding	outstanding	future
	options,	options,	issuance
	warrants,	warrants,	under equity
	and rights	and rights	compensation
Plan Category	#	$	plans
Equity compensation plans approved by shareholders	N/A	N/A	N/A
Equity compensation plans not approved by shareholders	2,305,072	$1.83	1,388,046

Total	2,305,072	$1.83	1,388,046

Sales of Unregistered Securities

All sales of unregistered securities during the 2013 fiscal year were previously reported.

Use of Proceeds from Registered Securities

On October 27, 2009, we filed a registration statement on Form S-3 to register securities up to $15 million in value for future issuance in our capital raising activities. The registration statement became effective on November 13, 2009, and the Commission file number assigned to the registration statement is 333-162694.

On November 22, 2010, a securities purchase agreement was executed between an institutional investor and the Company for 2,250,000 shares of common stock with Aurora Capital acting as the placement agent for the transaction.  As part of the transaction, the investor received four series of warrants. The Series A and Series C warrants were amended and restated via an Amendment Agreement dated December 27, 2010, and the Series C warrants were further amended and restated via an Amendment Agreement dated March 31, 2011. The shares and warrants were issued pursuant to the Company's shelf registration statement (the Registration Statement) on Form S-3 (File No. 333-162694), which became effective on November 13, 2009, and prospectus supplements filed on November 24, 2010 and on December 29, 2010.

By letter agreement dated October 27, 2010, LifeTech Capital, a division of Aurora Capital, LLC, acted as placement agent in connection with the placement of the securities in the November 2010 offering. LifeTech received a cash fee of 5% of the gross proceeds received under the offering (excluding proceeds received on the exercise of Series C or D warrants), and also received warrants to purchase 3% of the common stock sold in the offering and 3% of the Series A, B and C warrants exercised at any time, which warrants issued to LifeTech shall not be exercisable for six months following the closing, shall have a five year term, and an exercise price of $1.56 per share.

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

On July 13, 2012, the Company entered into a securities purchase agreement with certain institutional investors, with Ladenburg Thalmann & Co. Inc. acting as placement agent, for a registered direct offering to sell 3,626,943 shares of the Company’s common stock, par value $0.001 per share, with an aggregate purchase price of $3.5 million at a price per share of $0.965. The offering yielded $3,291,977 in cash after expenses. The shares were issued pursuant to the Registration Statement, as supplemented by the Form S-3 registration statement filed on July 16, 2012 (Reg. No. 333-182678), and a prospectus supplement filed on July 17, 2012.

There was no material change in the use of proceeds from our public offerings as described in our final prospectuses for these offerings filed with the SEC pursuant to Rule 424 (b). Through June 30, 2013 we had begun to use the net proceeds consistent with the use of proceeds from our public offerings as described in our final prospectuses for these offerings filed with the SEC pursuant to Rule 424 (b) and as further described in the table below, and invested the remaining net proceeds in cash and cash equivalents.

No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

The net cash received from the public offerings is:
Proceeds from sales of common stock, pursuant to registered public offering, net	$2,219,306
Proceeds from sales of common stock, pursuant to at the market offering, net	250,632
Proceeds from sales of common stock, pursuant to exercise of Series A warrants, net	475,000
Proceeds from sales of common stock, pursuant to registered public offering, net	2,274,486
Proceeds from sales of common stock, pursuant to exercise of Series C warrants, net	834,797
Proceeds from sales of common stock, pursuant to registered public offering, net	3,291,977
Proceeds from sales of common stock, pursuant to exercise of Series C warrants, net	1,825
Total proceeds from public offerings through June 30, 2013	$9,348,023

Proceeds used in the year ended June 30, 2013:
Indirect payment to directors and officers for database development	$13,960
Direct payments of compensation to directors	135,000
Direct payments of salaries to officers	705,843
Working capital	2,211,783
Total proceeds used in the year ended June 30, 2013	$3,066,586

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

At June 30, 2013, all of the Company's financial assets and liabilities are accounted and reported at fair value using Level 1 inputs.

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

Deferred financing costs related the creation of warrant liabilities as the result of the issuance of shares of common stock are deferred and amortized over the term of the related warrant on a straight-line basis. Deferred financing cost related to the creation of the warrant liability was recorded on a proportionate basis with the aggregate amount of the total offering. Amortization of deferred financing costs, totaling $0 and $61,511 for the years ended June 30, 2013 and 2012, respectively, is included in financing and interest expense on the consolidated statements of operations. Deferred financing costs were fully amortized during the year ended June 30, 2012.

Licenses

Amortization of licenses is computed using the straight-line method over the estimated economic useful lives of the assets.

Amortization of licenses was $11,721 and $11,721 for the years ended June 30, 2013 and 2012, respectively. Based on the licenses recorded at June 30, 2013, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for each fiscal year ending June 30 is expected to be as follows: $11,721 for 2014, $0 for all years thereafter.

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

Amortization of other assets was $31,302 and $15,731 for the years ended June 30, 2013 and 2012 respectively. Based on the patents and other intangible assets recorded in other assets at June 30, 2013, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for each fiscal year ending June 30, 2013 is expected to be as follows: $19,021 for each year 2014 through 2017, $15,333 for 2018 and $123,759 thereafter.

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

During the years ended June 30, 2013 and 2012, the asset retirement obligations changed as follows:

	2013	2012
Beginning balance	$724,298	$662,181
Accretion of discount	67,944	62,117

Ending balance	$792,242	$724,298

Because the Company does not expect to incur any expenses related to its asset retirement obligations in fiscal year 2014, the entire balance as of June 30, 2013 is classified as a noncurrent liability.

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

The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and notes payable, approximated their fair values at June 30, 2013 and 2012.

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

Revenue for the fiscal years ended June 30, 2013 and 2012 was derived primarily from sales of the Proxcelan Cs-131 brachytherapy seed, which is used in the treatment of cancer. The Company also had sales from the Gliasite Radiation Therapy System, which is used in the treatment of brain cancer, in the fiscal year ended June 30, 2013. The Company recognizes revenue once the product has been shipped to the customer. Prepayments, if any, received from customers prior to the time that products are shipped are recorded as deferred revenue. In these cases, when the related products are shipped, the amount recorded as deferred revenue is then recognized as revenue. The Company accrues for sales returns and other allowances at the time of shipment. Although the Company does not have an extensive operating history upon which to develop sales returns estimates, we have used the expertise of our management team, particularly those with extensive industry experience and knowledge, to develop a proper methodology.

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

Research and Development Reimbursement

Research and development reimbursement recorded during the year ended June 30, 2012 is a reimbursement from the German distributor of the GliaSite Radiation Therapy System in support of the product development. Research and development reimbursement recorded during the year ended June 30, 2011 is the amount of cost recoverable as part of the grants related to the Qualified Therapeutic Discovery Project received by the Company in October 2010. The grants allowed for "Qualified Investments" to be recovered at 50% of the amounts expended up to the specified limits by tax year and are still subject to examination by the Service.

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

Income Taxes

Income taxes are accounted for under the liability method. Under this method, the Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years based on the reporting of certain costs in different periods for financial statement and income tax purposes. This method also requires the recognition of future tax benefits such as net operating loss carry-forwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment of the change. Management has determined that the Company, its subsidiary Medical, and its predecessors are subject to examination of their income tax filings in the United States and state jurisdictions for the 2011 through 2013 tax years. In the event that the Company is assessed penalties and/or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

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

Securities that could be dilutive in the future as of June 30, 2013 and 2012 were as follows:

	2013	2012
Preferred stock	59,065	59,065
Common stock warrants	1,957,033	1,959,799
Common stock options	2,305,072	2,381,306

Total potential dilutive securities	4,321,170	4,400,170

Subsequent Events

Effective April 1, 2009, the Company adopted ASC 855 Subsequent Events. This Statement establishes the accounting for, and disclosure of, material events that occur after the balance sheet date, but before the financial statements are issued. In general, these events will be recognized if the condition existed at the date of the balance sheet, and will not be recognized if the condition did not exist at the balance sheet date. Disclosure is required for non-recognized events if required to keep the financial statements from being misleading. The guidance in this Statement is very similar to current guidance provided in accounting literature and, therefore, will not result in significant changes in practice. Subsequent events have been evaluated through the date our financial statements were issued—the filing time and date of our 2013 Annual Report on Form 10-K.

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

Results of Operations

Financial Presentation

The following sets forth a discussion and analysis of the Company's financial condition and results of operations for the two years ended June 30, 2013 and 2012. This discussion and analysis should be read in conjunction with our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Item 1A — Risk Factors," beginning on page 29 of this Annual Report on Form 10-K.

Year ended June 30, 2013 compared to year ended June 30, 2012

Product sales.

Prostate Brachytherapy.

Revenue generated from treatment with prostate brachytherapy decreased from 86% of total revenue in the fiscal year ended June 30, 2012 to 82% of total revenue in the fiscal year ended June 30, 2013. The overall decrease in revenue generated by prostate brachytherapy is consistent with revenue decreases experienced by this segment of the industry as a whole. Management believes that the overall market for prostate brachytherapy has continued to receive increased pressure from other treatment options with higher reimbursement rates such as Intensity–Modulated Radiation Therapy (IMRT) and robotic-assisted surgery. Although combination treatments incorporating brachytherapy with other modalities in the prostate and treatment of other body sites with brachytherapy have increased, these increases are insufficient to offset the overall decrease in use of prostate brachtherapy.

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

Company management has been investing in development of alternative uses for the Company’s brachytherapy seed that management believes have the ability to generate revenue in the near-term to offset development costs. New treatments such as those being initiated by the Company can be expected to experience a staged entry to market in which primary adopters demonstrate the suitability of a treatment, after which wider adoption is possible. The products being implemented by the Company are very dependent on first adopters as a source of revenue, and there is initially a steep growth in revenue that will reach a plateau due to capacity until the mainstream adoption occurs, when and if there is favorable publication of the experiences and treatment outcomes of the first adopters. However, to date the Company has only experienced nominal sales to first adopters. In the fiscal year ended June 30, 2013, there were over eight hundred fifty cases treated with the Company’s Cs-131 brachytherapy seeds, with approximately 14% of the cases being non-prostate applications. Management strategy includes soliciting the use of other applications for the Company's brachytherapy seeds at major medical institutions that are more likely to publish their outcomes and that are training the next generation of decision makers. Company management intends to actively pursue alternative uses for the Company’s brachytherapy seeds in treatments consistent with the FDA clearance granted permitting the Company to utilize other FDA cleared application methods as a means of administering the treatments.

During the year ended June 30, 2013, the revenue from other brachytherapy treatments increased an additional 9% over the year ended June 30, 2012.  The most significant contributors to the growth in revenue from other brachytherapy treatments is the 134% growth in the treatment of brain cancers and the 167% growth in the treatment of head and neck cancers.  Overall, other brachytherapy treatments increased by approximately 10% during the year which partially offset the continued reduction in revenue from prostate brachytherapy treatment.

GliaSite Radiation Therapy System.

The Company made the first sales of its FDA cleared and CE marked GliaSite Radiation Therapy System (GliaSite RTS) during the three months ended December 31, 2011. The Company sold additional catheters and an initial delivery of the Iotrex liquid isotope to the distributor in Germany during the fiscal year ended June 30, 2012. During the fiscal year ended June 30, 2013, revenue from the GliaSite RTS increased by approximately 6% or $9,000 compared to the fiscal year ended June 30, 2012. All product sales are generated by the brachytherapy seeds and the related methods of application except for the revenue generated by the sales of GliaSite RTS which come from sale of the liquid isotope, catheter trays and access trays.

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

Description	June 30, 2013	June 30, 2012	Variance ($)	Variance (%)
Product sales (Prostate)	$3,730,129	$4,342,897	$(612,768)	(14)%
Product sales (Other1)	795,104	728,191	66,913	9%
Total product sales	$4,525,233	$5,071,088	$(545,855)	(11)%

1 - Other sales include brachytherapy seed treatment of brain cancer, lung cancer, head and neck cancer, colorectal cancer, gynecological cancer, ocular cancer and other body site cancers that have been treated previously with the Company’s Cs-131 brachytherapy seeds as well as the sale of GliaSite RTS and its related components for use.

Cost of product sales.

Cost of product sales overall have remained substantially unchanged during the fiscal year ended June 30, 2013 compared to the fiscal year ended June 30, 2012. Cost of product sales remained unchanged primarily as the result of production labor and benefits that are no longer being utilized on research and development projects which is reflected in the overall reduction in payroll expense in research and development.  The additional payroll expense represented an increase in cost of approximately 3%.  Additionally, the Company has minimum purchase obligations with isotope suppliers which remains in cost of product sales as the result of the short half-life of Cesium-131.  This excess isotope, which decays rapidly, and the required minimum staffing to meet customer demands allows for a significant portion of each additional sale to contribute to an increased gross margin assuming sales continue to increase.

Description	June 30, 2013	June 30, 2012	Variance ($)	Variance (%)
Cost of product sales	$4,375,057	$4,367,884	$7,173	0%

Gross margin.

Gross profit for the fiscal year ended June 30, 2013 decreased substantially when compared to the fiscal year ended June 30, 2012. The change in gross profit was primarily as a result of the previously discussed reduction in sales in the prostate market as the cost of product sales was substantially unchanged during the fiscal year ended June 30, 2013 when compared to June 30, 2012.

Description	June 30, 2013	June 30, 2012	Variance ($)	Variance (%)
Gross margin	$150,176	$703,204	$(553,028)	(79)%

Research and development expenses.

Research and development costs were decreased by three key operating factors for the fiscal year ended June 30, 2013 as compared to June 30, 2012. The first key operating factor was other organ research expense which decreased as development related to isotope development projects and brain application development projects was completed, which was partially offset by the initiation of additional research surrounding our GliaSite RTS product. The second key operating factor that decreased was payroll, benefits and share-based compensation as there was a decreased need for personnel as projects came to an end thereby decreasing the wage, benefit and overhead expenses related to those personnel. The third key operating factor was protocol expense which increased as the Company entered into additional protocols in combined therapy and lung. The Company continued to invest in protocols in support of products that have been developed and sales have begun in support of gaining general acceptance in the market. During the fiscal year ended June 30, 2013, the Company accrued protocol costs in accordance with its agreements with participating facilities.

Description	June 30, 2013	June 30, 2012	Variance ($)	Variance (%)
Other organ research	$24,337	$79,356	$(55,019)	(69)%
Protocol expense	106,362	69,223	37,139	54%
Payroll	266,060	438,453	(172,393)	(39)%
Other expense	230,348	193,547	36,801	19%
Total R&D expense	$627,107	$780,579	$(153,472)	(20)%

Research and development reimbursement.

Research and development reimbursement costs were reduced for the fiscal year ended June 30, 2013 as compared to the fiscal year ended June 30, 2012. This reduction was the result of a reimbursement of developmental expenses that were recorded in the amount of $50,000 during the fiscal year ended June 30, 2012 that did not recur during the fiscal year ended June 30, 2013. This reimbursement amount represented the amount of cost sharing that was negotiated with the future distributor of the GliaSite RTS received from the German based distributor in support of the development of the product.

Description	June 30, 2013	June 30, 2012	Variance ($)	Variance (%)
Research and development reimbursement	$-	$(50,000)	$50,000	(100)%

Sales and marketing expenses.

Sales and marketing expenses increased during the fiscal year ended June 30, 2013 when compared to the fiscal year ended June 30, 2012 primarily as a result of additional sales staff, the additional travel associated with establishing new facilities as customers, and the addition of the new GliaSite RTS products which required additional travel expense during its introduction to the market.

Description	June 30, 2013	June 30, 2012	Variance ($)	Variance (%)
Payroll	$843,337	$783,047	$60,290	8%
Travel expense	274,003	252,974	21,029	8%
Other expense	178,809	179,559	(750)	0%
Total sales & marketing expense	$1,296,149	$1,215,580	$80,569	7%

General and administrative expenses.

General and administrative expenses were substantially unchanged during the fiscal year ended June 30, 2013 when compared to the fiscal year ended June 30, 2012.

Description	June 30, 2013	June 30, 2012	Variance ($)	Variance (%)
Legal expense	$153,663	$173,209	$(19,546)	(11)%
Payroll benefits and related taxes	1,080,134	1,046,321	33,813	3%
Share-based compensation	32,328	85,198	(52,870)	(62)%
Other expense	1,028,048	1,050,287	(22,239)	(2)%
Total sales & marketing expense	$2,294,173	$2,355,015	$(60,842)	(3)%

Operating loss.

Operating loss for the year ended June 30, 2013 compared to the year ended June 30, 2012 increased as a result of decreased revenue generated from the sales of brachytherapy seeds for the treatment of prostate cancer; which was not offset by a sufficient increase in product sales from other seed brachytherapy and sales of GliaSite RTS; coupled with cost of product sales which failed to decrease commensurate with the decrease in revenues even with a decrease in research and development expense. The changes in sales and marketing expense and general and administrative expense were immaterial to the change in operating loss.

Description	June 30, 2013	June 30, 2012	Variance ($)	Variance (%)
Operating loss	$(4,067,253)	$(3,597,970)	$(469,283)	13%

Change in fair value of warrant liability.

During the years ended June 30, 2013 and June 30, 2012, there were changes in the fair value of the warrant derivative liabilities established upon issuance of the warrants during October 2011 and December 2011 to the purchasers and underwriters in the Company’s registered public offering. Per ASC 820, the warrant derivative liability requires periodic evaluation for changes in fair value. As required at June 30, 2013 and June 30, 2012, the Company evaluated the fair value of the warrant derivative liability using the Black-Scholes option pricing model on which the original warrant derivative liability was based and applied updated inputs as of those dates. The resulting change in fair value was recorded as of June 30, 2013 and June 30, 2012, respectively.

Description	June 30, 2013	June 30, 2012	Variance ($)	Variance (%)
Change in fair value of warrant derivative liability	$210,000	$170,000	$40,000	24%

Financing and interest expense. Financing and interest expense decreased for the year ended June 30, 2013 compared to the year ended June 30, 2012 as the result of a decrease in the deferred cost of financing.

Financing expense included interest expense and the amortization of deferred equity financing costs related to equity transactions.

Description	June 30, 2013	June 30, 2012	Variance ($)	Variance (%)
Deferred financing expense	-	(61,511)	61,511	(100)%
Other income / (expense)	(7)	(171)	164	96%
Total interest and financing expense	$(7)	$(61,682)	$61,675	(100)%

Liquidity and capital resources. The Company has historically financed its operations through the sale of common stock and the issuance of related common stock warrants. During fiscal year 2013, the Company used existing cash reserves and cash received through sales of common stock of approximately $3 million and in 2012 of approximately $2.5 million to fund its operations and capital expenditures.

Cash flows from operating activities

Cash used by operating activities is the net loss adjusted for non-cash items and changes in operating assets and liabilities.

The increase in net cash used in operating activities for the year ended June 30, 2013 when compared to the year ended June 30, 2012 is primarily the result of the increased net loss that is primarily the result of decreased revenues. Management has continued to maintain prior reductions of expenses that consumed cash in operating activities through a combination of cost reductions and operational efficiencies that were previously identified and implemented in operations. The remaining increase in cash used by operating activities is the net of an increase from the changes in operating assets and liabilities partially reduced by the decrease in non-cash operating expenses.

Key operating factor

	Fiscal year	Fiscal year
Description	ended 06-30-13	ended 06-30-12	Variance ($)	Variance (%)
Net loss	$(3,856,596)	$(3,488,905)	$(367,691)	11%
Non-cash items	731,738	983,534	(251,796)	(26)%
Non-cash changes in operating assets and liabilities	68,591	57,596	10,995	19%
Net cash used by operating activities	$(3,056,267)	$(2,447,775)	$(608,492)	25%

Cash flows from investing activities

Cash used by investing activities during the year ended June 30, 2013 was primarily related to the capitalization of costs related to other assets and in the year ended June 30, 2012 was primarily that required to bring the GliaSite RTS to market.

Key operating factor

	Fiscal year	Fiscal year
Description	ended 06-30-13	ended 06-30-12	Variance ($)	Variance (%)
Purchases of fixed assets	$(6,576)	$(55,057)	$48,481	(88)%
Additions to licenses and other assets	(6,118)	(40,240)	34,122	(85)%
Change in restricted cash	(122)	(218)	96	(44)%
Net cash used by investing activities	$(12,816)	$(95,515)	$82,699	(87)%

Cash flows from financing activities

Cash provided by financing activities in the year ended June 30, 2013 and June 30, 2012 was the result of sales of common stock in a registered direct offering and through warrant exercises and option exercises. Cash used during the fiscal years ended June 30, 2013 and June 30, 2012 was the result of dividend payments to the preferred shareholders.

Key operating factor

	Fiscal year	Fiscal year
Description	ended 06-30-13	ended 06-30-12	Variance ($)	Variance (%)
Preferred dividend payments	$(10,632)	$(10,632)	$-	0%
Proceeds from sale of common stock	3,306,931	3,114,379	192,552	6%
Net cash provided by financing activities	$3,296,299	$3,103,747	$192,552	6%

Projected 2014 Liquidity and Capital Resources

Balances at:	09-17-13	06-30-13	06-30-12
Cash and cash equivalents	$5,514,119	$2,899,927	$2,672,711
Short-term investments	-	-	-

The Company’s monthly required cash operating expenditures increased during the fiscal year ended June 30, 2013 when compared to the fiscal year ended June 30, 2012. Net cash used by operating activities increased by the net effect of the increased net loss when adjusted for the increase in cash used by non-cash expenses and for the increase in cash used by operating assets and liabilities.

Key operating factor

	Fiscal year	Fiscal year
Description	ended 06-30-13	ended 06-30-12	Variance ($)	Variance (%)
Net loss	$(3,856,596)	$(3,488,905)	$(367,691)	11%
Increase in non-cash expenses	731,738	983,534	(251,796)	(26)%
Increase in operating assets and liabilities	68,591	57,596	10,995	19%
Net cash used by operating activities	$(3,056,267)	$(2,447,775)	$(608,492)	25%

Number of months to calculate	12	12

Average monthly cash required for operating expense	$(255,000)	$(204,000)	$(51,000)	25%

During fiscal year 2014, the Company intends to continue its existing protocol studies and to begin new protocol studies on lung and inter-cranial cancer treatments using Cesium-131 brachytherapy seeds and the GliaSite RTS. The Company believes that approximately $180,000 in expense will be incurred during fiscal year 2014 related to protocol expenses relating to lung cancer, inter-cranial cancer and both dual therapy and mono therapy prostate cancer protocols.

Based on the foregoing assumptions, management believes cash and cash equivalents on hand at June 30, 2013 should be sufficient to meet our anticipated cash requirements for operations and capital expenditure requirements through at least the next twelve months.

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

Additionally, management plans to increase revenue through expanding the sale of the FDA cleared and ISO 13845:2003 certified GliaSite® RTS to current customers, adding new customers in the United States through the Company’s direct sales force, through international sales with the existing distribution agreements which cover Germany, Austria, Switzerland, Italy, Luxembourg, Greece, Australia and New Zealand and the addition of other distribution channels to European Union countries covered by the ISO certifications.

Management believes the Company will reach breakeven with revenues of approximately $750,000 per month with cashflow breakeven from operations being reached at approximately $700,000. However, there can be no assurance that the Company will attain profitability or that the Company will be able to attain its revenue targets. Sales in the prostate market have continued to shrink, which has not allowed breakeven to be reached during the past three fiscal years and these sales continued to decline during the year ended June 30, 2013. Sales of other applications and of the GliaSite RTS have been nominal and historically have not been a substantial contributor to total revenue.

As management has focused on expanding into head and neck, colorectal, lung and brain applications and experienced growth in sales for non-prostate seed applications in excess of 10% comparing fiscal year 2013 to fiscal year 2012, management believes the Company may need to continue to raise additional capital after fiscal year 2014 to maintain compliance with NYSE MKT listing standards as this entry into new markets may take longer to generate revenues.

On July 16, 2012, the Company entered into a Securities Purchase Agreement with Ladenberg Thalmann & Co., Inc. as placement agent for the sale of $3.5 million of shares of common stock at a per share price of $0.965. On July 19, 2012, the Company received net proceeds of $3.296 million after offering costs of $204,000. These shares were issued pursuant to the Company’s Form S-3 shelf registration statement filed in 2009 and a prospectus supplement filed on July 17, 2012.

Series C warrant exercises in September and November of 2012 resulted in proceeds of less than $ 2,000.

There was no material change in the use of proceeds from our public offerings as described in our final prospectuses for these offerings filed with the SEC pursuant to Rule 424 (b). Through June 30, 2013 we had begun to use the net proceeds from our public offerings as described in our final prospectuses for these offerings filed with the SEC pursuant to Rule 424 (b) and as further described in the table below, and invested the remaining net proceeds in cash and cash equivalents.

No offering expenses in any of our offerings were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

The net cash received from the public offerings is:
Proceeds from sales of common stock, pursuant to registered public offering, net (FY 2011)	$2,219,306
Proceed from sales of common stock, pursuant to registered public offering, net (FY 2012)	2,274,486
Proceeds from sales of common stock, pursuant to exercise of Series C warrants, net	834,797
Proceeds from sales of common stock, pursuant to registered public offering, net (FY 2013)	3,291,977
Proceeds from sales of common stock, pursuant to exercise of Series C warrants, net	1,825
Total proceeds from public offerings through June 30, 2013	$8,622,391

Offering description	Period	Net proceeds	Remaining net proceeds
Registered direct offering	Oct / Dec 2011	$2,274,486	$-
Registered direct offering	July 2012	3,291,977	2,898,102
Total proceeds from registered public offerings		$5,566,463	$2,898,102

Proceeds used in the year ended June 30, 2013:
Indirect payments to directors and officers for database development	$13,960
Direct payments of salaries to directors and officers	840,843
Working capital	2,211,783
Total proceeds used in the year ended June 30, 2013	$3,066,586

On August 29, 2013, the Company entered into an agreement to sell 3,800,985 common units, each consisting of 1 share of the Company’s common stock and a warrant to purchase 0.816 shares of common stock (the Common Units), and 1,670 preferred units, each consisting of 1 share of Series D Convertible Preferred Stock and a warrant to purchase 1,525.23 shares of common stock (the Preferred Units) on a firm commitment underwritten basis. The Common Units were sold at an initial per unit purchase price of $0.535 and the Preferred Units were sold at an initial per unit purchase price of $1,000. The warrants are all exercisable at $0.72 per share and have a twenty-four month term, with the exercise price and term subject to reduction to $0.535 per share and an eighteen month term if shareholder approval is obtained. Each share of the Series D Convertible Preferred Stock is convertible into 1,869.15 shares of common stock at any time at the option of the holder, subject to adjustment, provided that the holder will be prohibited from converting Series D Convertible Preferred Stock into shares of the Company’s common stock if, as a result of such conversion, the holder, together with affiliates, would own more than 9.99% of the total shares of the Company’s common stock then issued and outstanding. The offering yielded approximately $3,287,520 in cash after expenses.

As a result of this recent capital raise, management does not anticipate needing to raise financing during fiscal 2014. If financing is obtained, it may be dilutive to shareholders. Of course, needed funding may not be available to us on acceptable terms, or at all. If the Company is unable to raise needed additional funds, it may have to discontinue or significantly curtail operations.

Other Commitments and Contingencies

In April 2013, Medical exercised the second of two options to renew the original lease that was entered into on May 2, 2007 with Energy Northwest, the owner of the Applied Process Engineering Laboratory (the APEL lease), for an additional 3 years with a new lease expiration date of April 30, 2016. The Company agreed to modification number 14 which became effective on May 1, 2013. The lease modification provided for a contractually permitted rent increase based on a CPI index which was 1.9%. The modification also provided the Company with an additional (third) three year option to extend their tenancy beyond the current expiration date of April 30, 2016. The rent contained in lease modification number 14 beginning on May 1, 2013 is $22,566.

Future minimum lease payments under operating leases, including the one remaining three-year renewal of the APEL lease, are as follows:

Year ending June 30,
2014	270,796
2015	270,796
2016	270,796
2017	270,796
2018	270,796
2019	225,663
$1,579,643

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

New Accounting Standards

The Company reviewed all Accounting Standards Update issued from the beginning of calendar year 2011 through ASU 2013-10 and determined that the only ASU for which the effective date for the Company was prior to June 30, 2013 was ASU 2012-03. All others ASU’s that have not been previously adopted were determined to not be applicable to the Company as of June 30, 2013.

Effective August 2012, the Company adopted ASU 2012-03 "Technical Amendments and Corrections to SEC Sections". This Accounting Standards Update addresses amendments to SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 114, technical amendments pursuant to SEC Release No. 33-9250, and corrections related to FASB Accounting Standards Update 2010-22. The Company's accounting policies and amounts presented in the financial statements were not impacted by this change.

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

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2013. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedures is designed to provide a reasonable level of assurance that the objectives of the system will be met.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. In its assessment of the effectiveness in internal control over financial reporting as of June 30, 2013, the Company determined that there was a single deficiency that constituted a material weakness.

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

As a result of the significant deficiency which itself constitutes a material weakness, management concluded that our internal control over financial reporting was not effective as of June 30, 2013.

The Company is in the process of developing and implementing a remediation plan to address the material weakness as described above.

During fiscal year 2013, the Company took the following actions to improve internal control over financial reporting:

▪	In April 2013, the Company hired a staff accountant with a BA in Business Administration, Accounting Major to allow for further segregation of the Controller from daily transactional processing and to support the senior accountant as her role in the financial reporting of the Company has expanded.
▪	The Company continued to enhance staff knowledge through continued training and periodic reviews.

In light of the aforementioned material weakness, management conducted a thorough review of all significant or non-routine transactions and adjustments for the year ended June 30, 2013.  As a result of this review, management believes that there are no material inaccuracies or omissions of material fact and to the best of its knowledge, believes that the consolidated financial statements for the year ended June 30, 2013 fairly present in all material respects the financial condition and results of operations for the Company in conformity with U.S. generally accepted accounting principles.

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

ITEM 9B – OTHER INFORMATION

There were no items required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year ended June 30, 2013 that have not been already disclosed on a Form 8-K filed with the SEC.

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

Executive Officers and Directors

The executive officers and directors serving the Company as of June 30, 2013 were as follows:

Name	Age	Position Held	Term*
Dwight Babcock	65	Chairman, Chief Executive Officer	Annual
Brien Ragle	44	Controller, Principal Financial and Accounting Officer
Robert Kauffman	73	Vice-Chairman	Annual
Thomas LaVoy	53	Director	Annual
Albert Smith	69	Director	Annual
Fredric Swindler#	66	Vice-President, Regulatory and Quality Affairs
William Cavanagh III	47	Vice President, Research and Development

* For directors only

# Mr. Swindler transitioned to part-time employment in September 2013, as part of retirement planning, and serves as Vice President as of the date of this Report.

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

Brien Ragle – Mr. Ragle has over 15 years of finance and accounting experience, including SEC reporting, financial reporting, cost, project, and management accounting in addition to performing operational analysis. Mr. Ragle became IsoRay's Controller – Principal Financial and Accounting Officer in October 2009. Mr. Ragle was IsoRay’s Cost Accounting Manager from January 2007 until October 2009. Before joining IsoRay in January 2007 as Cost Accounting Manager, Mr. Ragle was employed by BNG America, LLC, a wholly-owned subsidiary of Energy Solutions, LLC (ES) from 2005 to 2006 as Project Accounting Manager for all projects located in the Western United States and from 2000 to 2004 as a Business Unit Controller by SCM Consultants, Inc, a wholly-owned subsidiary of Tetra Tech, Inc (TTEK). Mr. Ragle holds Bachelor of Arts degrees in Business Administration, with an emphasis in accounting, and in Hospitality Management from Washington State University. Mr. Ragle is a Certified Public Accountant in the State of Washington and designated as a Chartered Global Management Accountant by the American Institute of Certified Public Accountants. Mr. Ragle filed for personal bankruptcy under Chapter 13 of the U.S. Bankruptcy Code on January 26, 2011.

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

Albert Smith – Mr. Smith has been a Director of the Company since 2006. Mr. Smith was the co-founder of and served as Vice Chairman of CSI Leasing, Inc., a private computer leasing company from 1972 until March 2005. He founded Extreme Video Solutions, LLC, a privately held video conferencing company with headquarters in Scottsdale, Arizona in December 2005. In January 2008, he formed Face to Face Live, Inc. (successor to Extreme Video Solutions) where he presently serves as CEO. Mr. Smith also presently serves as Chairman of the Board for Doulos Ministries, Inc. Mr. Smith has extensive experience in marketing and sales having managed a national sales force of over fifty people while at CSI Leasing, Inc. Mr. Smith holds a BS in Business Administration from Ferris State College. Mr. Smith brings his entrepreneurial skills in founding and growing multiple private companies, together with a strong sales and marketing background, to his service on the Company's Board.

Fredric Swindler – Mr. Swindler joined IsoRay Medical in October 2006, serving as Vice President, Regulatory and Quality Affairs until September 6, 2013, when he began serving as Vice President on a part-time basis as a part of his transition to retirement. Mr. Swindler has over 40 years experience in manufacturing and regulatory compliance. Mr. Swindler also served as Secretary for IsoRay, Inc., from June 11, 2008 through September 6, 2013. Mr. Swindler served as VP, Quality Assurance and Regulatory Affairs for Medisystems Corporation, a manufacturer and distributor of medical devices, from 1994 until joining the Company. During his tenure at Medisystems Corporation, Mr. Swindler developed a quality system to accommodate vertically integrated manufacturing, developed regulatory strategies, policies and procedures, and submitted nine pre-market notifications (510(k)) to the FDA. Prior to this, Mr. Swindler held various positions with Marquest Medical Products from 1989 to 1994, Sherwood Medical Products from 1978 to 1989, Oak Park Pharmaceuticals in 1978, and Mead Johnson & Company from 1969 to 1978. Mr. Swindler holds a Bachelor of Science degree in Biomedical Engineering from Rose-Hulman Institute of Technology and a Masters of Business Administration from the University of Evansville.

William Cavanagh III – Mr. Cavanagh joined IsoRay Medical in January 2010 and serves as Vice President, Research and Development. Immediately prior to joining IsoRay Medical, Mr. Cavanagh was engaged in the research and development of dendritic cell therapies for cancer and infectious diseases.  He served as Chief Scientific Officer for Sangretech Biomedical, LLC for the six years prior to joining IsoRay Medical. At Sangretech, he oversaw the design and implementation of a novel cancer therapy.  Mr. Cavanagh began his extensive career in cancer treatment technologies  in the early 1990s, when he helped lead research and development of a therapy involving the insertion of radioactive sources directly into the prostate for the treatment of prostate cancer (prostate brachytherapy).  He has designed several cancer treatment-related studies, is listed as an author on 34 peer-reviewed publications, and is the listed inventor on a U.S. patent application detailing a novel treatment for cancer.   Mr. Cavanagh has also served as Director of the Haakon Ragde Foundation for Advanced Cancer Studies in Seattle, Washington, where he led the research foundation in the selection of viable research projects directed at treating advanced cancers. Mr. Cavanagh holds a B.S. in Biology from the University of Portland (Oregon) and completed two years of medical school before beginning his career in research management.

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

Name	Age	Position Held & Tenure
Lane Bray	85	Chief Chemist

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

We believe that IsoRay's executive officers, directors and 10% shareholders timely complied with their filing requirements during the year ended June 30, 2013, except as follows – Brien Ragle (one Form 4). This Form 4 was filed late.

Code of Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our officers, directors and employees and a separate Code of Ethics for Chief Executive Officer and Senior Financial Officers that supplements our Code of Conduct and Ethics. The Code of Conduct and Ethics was previously filed as Exhibit 14.1 to our Form 10-KSB for the period ended June 30, 2005, and the Code of Ethics for Chief Executive Officer and Senior Financial Officers was previously filed as Exhibit 14.2 to this same report. The Code of Ethics for Chief Executive Officer and Senior Financial Officers is also available to the public on our website at http://www.isoray.com/corporate_governance. Each of these policies comprises written standards that are reasonably designed to deter wrongdoing and to promote the behavior described in Item 406 of Regulation S-K promulgated by the Securities and Exchange Commission.

Nominating Procedures

There have been no material changes to the procedures by which our shareholders may recommend nominees to the Board of Directors during our last fiscal year.

ITEM 11 – EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during our past two fiscal years awarded to, earned by or paid to each of the following individuals. Salary and other compensation for these officers and employees are set or recommended to the Board by the Compensation Committee, except for employee compensation which is set by officers of the Company.

Summary Compensation Table

							Nonqualified
						Non-equity	deferred
				Stock	Option	incentive plan	compensation	All other
		Salary	Bonus	awards	awards	compensation	earnings	compensation	Total
Name and principal position	Year	($)	($)	($)	($)	(1)	($)	($)	($)
Dwight Babcock	2013	284,394	-	-	-	-	-	-	284,394
Chairman and CEO	2012	276,212	-	-	42,078	-	-	-	318,290
Frederic Swindler	2013	167,908	-	-	-	-	-	-	167,908
VP–QA / RA	2012	163,077	-	-	5,680	-	-	-	168,757
William Cavanagh	2013	154,327	-	-	-	-	-	-	154,327
VP – R&D	2012	154,039	-	-	15,148	-	-	-	169,187
Robert Bilella	2013	97,200	63,275	-	-	-	-	-	160,475
NE Area Sales Director	2012	97,200	85,270	-	-	-	-	-	182,470

▪	Amounts represent the ASC 718, Compensation – Stock Compensation valuation for the fiscal years ended June 30, 2013 and 2012, respectively. All such options were awarded under one of the Company's stock option plans. All options awarded (with the exception of Mr. Babcock's stock option grants that were immediately vested on the grant date) vest in three equal annual installments beginning with the first anniversary from the date of grant and expire ten years after the date of grant. All options were granted at the fair market value of the Company's stock on the date of grant and the Company used a Black-Scholes methodology as discussed in the footnotes to the financial statements to value the options.

Outstanding Equity Awards at Fiscal Year-End

	Option awards
					Equity
					Incentive
					plan awards:
	Number of		Number of		Number of
	securities		securities		securities
	underlying		underlying		underlying
	unexercised		unexercised		unexercised	Option
	options		options		unearned	exercise	Option
	(#)		(#)		options	price	expiration
Name	exercisable		unexercisable		(#)	($)	date

Dwight Babcock,	50,000	(1)	-		-	6.30	03/31/2016
Chairman and CEO	50,000	(1)	-		-	3.80	06/23/2016
	50,000	(1)	-		-	3.11	08/15/2016
	100,000	(1)	-		-	0.75	05/13/2018
	200,000	(1)	-		-	0.26	06/01/2019
	100,000	(1)	-		-	1.43	06/30/2020
	100,000	(1)	-		-	0.99	06/07/2021
	50,000	(1)	-		-	0.98	06/27/2022

Fred Swindler	10,000	(3)	-		-	4.40	03/02/2017
Vice-President, Regulatory and Quality Affairs	10,000	(4)	-		-	4.14	06/01/2017
	10,000	(5)	-		-	0.65	07/01/2018
	50,000	(6)	-		-	0.26	06/01/2019
	20,000	(7)	-		-	1.43	06/30/2020
	13,333	(8)	6,667	(8)	-	0.99	06/07/2021
	2,500	(10)	5,000	(10)	-	0.98	06/27/2022

William Cavanagh	30,000	(9)	-		-	0.84	01/08/2020
Vice-President, Research and Development	35,000	(7)	-		-	1.43	06/30/2020
	23,333	(8)	11,667	(8)	-	0.99	06/07/2021
	6,666	(10)	13,334	(10)	-	0.98	06/27/2022

Robert Bilella	84,236	(2)	-		-	4.15	06/23/2015
NE Area Sales Director	18,000	(6)	-		-	0.26	06/01/2019
	5,000	(7)	-		-	1.43	06/30/2020
	5,000	(8)	-		-	0.99	06/07/2021

1)	Represents options issued to Mr. Babcock which were all immediately vested and exercisable. The grant dates are 10 years prior to the expiration date in the table above.
2)	Represents the June 23, 2005 grant, all of which were exercisable as of June 23, 2008.
3)	Represents the March 2, 2007 grant, all of which were exercisable as of March 2, 2010.
4)	Represents the June 1, 2007 grant, all of which were exercisable as of June 1, 2010.
5)	Represents a July 1, 2008 grant, all of which were exercisable as of July 1, 2011.
6)	Represents a June 1, 2009 grant, all of which were exercisable as of June 1, 2012.
7)	Represents a June 30, 2010 grant, all of which were exercisable as of June 30, 2013.
8)	Represents a June 7, 2011 grant, one-third of which became exercisable on June 30, 2012, one-third of which became exercisable on June 30, 2013, and the final third will become exercisable on June 30, 2014.
9)	Represents a January 8, 2010 grant, all of which were exercisable as of January 8, 2013.
10)	Represents a June 27, 2012 grant, one-third of which became exercisable on June 27, 2013, one-third of which will become exercisable on June 27, 2014, and the final third will become exercisable on June 27, 2015.

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

During fiscal year 2013, each non-employee director received cash compensation of $2,000 per month. In addition, each non-employee director received $1,000 per Board meeting attended in person or $500 per Board meeting attended via telephone and $500 per committee meeting attended. Mr. Kauffman received an additional $3,000 per month for serving as Vice-Chairman, and Mr. LaVoy received an additional $2,000 per month for serving as Audit Committee Chairman. Each non-employee director had stock options to purchase shares of the Company's common stock outstanding as of June 30, 2013 as follows - Mr. Kauffman and Mr. LaVoy each had stock options to purchase 150,000 shares of common stock and Mr. Smith had stock options to purchase 175,000 shares of common stock.

Compensation Committee Interlocks and Insider Participation

As a smaller reporting company, the Company is not required to provide this disclosure.

Compensation Committee Report

As a smaller reporting company, the Company is not required to provide this disclosure.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding the beneficial ownership of the Company's common stock and preferred stock as of September 27, 2013 for (a) each person known by the Company to be a beneficial owner of five percent or more of the outstanding common or preferred stock of the Company, (b) each executive officer, director and nominee for director of the Company, and (c) directors and executive officers of the Company as a group. As of September 27, 2013, the Company had 38,419,502 shares of common stock, 59,065 shares of Series B preferred stock outstanding and 1,670 shares of Series D convertible preferred stock. Except as otherwise indicated below, the address for each listed beneficial owner is c/o IsoRay, Inc., 350 Hills Street, Suite 106, Richland, Washington 99354.

Common Stock Share Ownership

			Common	Convertible
	Common Shares	Common Stock	Stock	Preferred		Percent of
Name of Beneficial Owner	Owned	Options (1)	Warrants (1)	Stock (1)		Class (2)
Dwight Babcock (3)	259,068	750,000	12,500	-		2.61%
Brien Ragle	-	40,333	-	-		0.10%
Robert Kauffman	113,802	150,000	-	-		0.68%
Thomas LaVoy	83,523	150,000	-	-		0.61%
Albert Smith	198,101	175,000	-	-		0.97%
Fredric Swindler	-	115,833	-	-		0.30%
William Cavanagh III	-	94,999	-	-		0.25%
Directors and Executive Officers as a group	654,494	1,476,165	12,500	-		5.28%
Sabby Management, LLC (4)	3,800,895	-	-	3,121,481	(5)	16.66	%(6)

(1)	Only includes those common stock options, common stock warrants and convertible preferred stock that could be exercised or converted into common stock within 60 days after September 27, 2013.
(2)	Percentage ownership is based on 38,419,502 shares of Common Stock outstanding on September 27, 2013. Shares of Common Stock subject to convertible preferred stock, stock options or warrants which are currently convertible or exercisable or will become convertible or exercisable within 60 days after September 27, 2013 are deemed outstanding for computing the percentage ownership of the person or group holding such convertible preferred stock, options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person or group.
(3)	Mr. Babcock's common shares owned include 2,695 shares owned by his spouse.

(4)	Sabby Management, LLC, with an address of 10 Mountainview Road, Suite 205, Upper Saddle River, New Jersey 07458, is the beneficial owner of these shares and warrants, held of record by Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd., based on the information contained in the Schedule 13G filed on September 3, 2013.

(5)	Represents the shares of common stock to be received upon conversion of the Series D Convertible Preferred Stock, which were convertible as of September 27, 2013, held by the beneficial owner.

(6)	This beneficial owner may not convert the preferred stock into shares of the Company’s common stock if, as a result of the conversion, the owner, together with affiliates, would own more than 9.99% of the total shares of the Company’s common stock then issued and outstanding.

Series B Preferred Stock Share Ownership

	Series B
	Preferred
	Shares	Percent of
Name of Beneficial Owner	Owned	Class (1)
Aissata Sidibe (2)	20,000	33.86%
William and Karen Thompson Trust (3)	14,218	24.07%
Jamie Granger (4)	10,529	17.83%
Hostetler Living Trust (5)	9,479	16.05%
Leslie Fernandez (6)	3,688	6.24%

(1)	Percentage ownership is based on 59,065 shares of Series B Preferred Stock outstanding on September 27, 2013.
(2)	The address of Ms. Sidibe is 229 Lasiandra Ct, Richland, WA 99352.
(3)	The address of the William and Karen Thompson Trust is 285 Dondero Way, San Jose, CA 95119.
(4)	The address of Jamie Granger is 53709 South Nine Canyon Road, Kennewick, WA 99337.
(5)	The address of the Hostetler Living Trust is 9257 NE 175th Street, Bothell, WA 98011.
(6)	The address of Leslie Fernandez is 2615 Scottsdale Place, Richland, WA 99352.

No officers or directors beneficially own shares of any class of Preferred Stock.

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

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, DeCoria, Maichel & Teague, P.S.:

	Year ended	Year ended
	June 30,	June 30,
	2013	2012

1. Audit fees	$60,372	$61,750
2. Audit-related fees	2,733	-
3. Tax fees	8,250	11,500
4. All other fees	3,750	2,275

Totals	$75,105	$75,525

Audit fees include fees for the audit of our annual financial statements, reviews of our quarterly financial statements, and related consents for documents filed with the SEC. Audit-related fees include cost of attendance at the annual shareholder meeting. Tax fees include fees for the preparation of our federal and state income tax returns. All other fees are related to consulting costs related to the review of documents related to equity offerings that occurred in the years ended June 30, 2013 and 2012, respectively.

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

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(Except as otherwise indicated, all exhibits were previously filed and all omitted exhibits are intentionally omitted)

Exhibit #	Description

2.1	Merger Agreement dated as of May 27, 2005, by and among Century Park Pictures Corporation, Century Park Transitory Subsidiary, Inc., certain shareholders and IsoRay Medical, Inc. incorporated by reference to the Form 8-K filed on August 3, 2005.
2.2	Certificate of Merger, filed with the Delaware Secretary of State on July 28, 2005 incorporated by reference to the Form 8-K filed on August 3, 2005.
3.1	Articles of Incorporation and By-Laws are incorporated by reference to the Company's Registration Statement of September 15, 1983.
3.2	Certificate of Designation of Rights, Preferences and Privileges of Series A and B Convertible Preferred Stock, filed with the Minnesota Secretary of State on June 29, 2005 incorporated by reference to the Form 8-K filed on August 3, 2005.
3.3	Restated and Amended Articles of Incorporation incorporated by reference to the Form 10-KSB filed on October 11, 2005.

3.4	Certificate of Designation of Rights, Preferences and Privileges of Series C Junior Participating Preferred Stock, incorporated by reference to the Company's Registration Statement on Form 8-A filed February 7, 2007.
3.5	Amended and Restated By-Laws of the Company dated as of January 8, 2008, incorporated by reference to the Form 8-K filed on January 14, 2008.
3.6	Certificate of Designation and Preferences, Rights and Limitations of Series D Convertible Preferred Stock dated August 29, 2013 of IsoRay, Inc., incorporated by reference to the Form 8-K filed on August 29, 2013.
4.8	Amended and Restated 2005 Employee Stock Option Plan incorporated by reference to the Form S-8 filed on August 19, 2005.
4.11	Form of IsoRay, Inc. Common Stock Purchase Warrant, incorporated by reference to the Form SB-2/A1 filed on March 24, 2006.
4.14	Form of IsoRay, Inc. Common Stock Purchase Warrant, dated August 9, 2006, incorporated by reference to the Form 8-K filed on August 18, 2006.
4.16	Amended and Restated 2006 Director Stock Option Plan, incorporated by reference to the Form S-8/A1 filed on December 18, 2006.
4.17	Amended and Restated 2005 Stock Option Plan, incorporated by reference to the Form S-8/A1 filed on December 18, 2006.
4.19	Rights Agreement, dated as of February 1, 2007, between the Computershare Trust Company N.A., as Rights Agent, incorporated by reference to the Company's Registration Statement on Form 8-A filed on February 7, 2007.
4.23	Form of Series D Warrant to Purchase Common Stock, incorporated by reference to the Form 8-K filed on November 22, 2010.
4.26	Form of Common Stock Purchase Warrant, incorporated by reference to the Form 8-K filed on October 13, 2011.
4.28	Form of Indenture (Subordinated Debt Securities) of IsoRay, Inc., incorporated by reference to the Form S-3/A filed on May 28, 2013.
4.29	Form of Indenture (Senior Debt Securities) of IsoRay, Inc., incorporated by reference to the Form S-3/A filed on May 28, 2013.
4.30	Specimen of Series D Convertible Preferred Stock Certificate of IsoRay, Inc., incorporated by reference to the Form 8-K filed on August 29, 2013.
4.31	Form of Common Stock Greenshoe Warrant of IsoRay, Inc., incorporated by reference to the Form 8-K filed on August 29, 2013.
10.2	Universal License Agreement, dated November 26, 1997 between Donald C. Lawrence and William J. Stokes of Pacific Management Associates Corporation, incorporated by reference to the Form SB-2 filed on November 10, 2005.
10.3	Royalty Agreement of Invention and Patent Application, dated July 12, 1999 between Lane A. Bray and IsoRay LLC, incorporated by reference to the Form SB-2 filed on November 10, 2005.
10.5	Section 510(k) Clearance from the Food and Drug Administration to market Lawrence CSERION Model CS-1, dated March 28, 2003, incorporated by reference to the Form SB-2 filed on November 10, 2005.
10.10	Registry of Radioactive Sealed Sources and Devices Safety Evaluation of Sealed Source, dated September 17, 2004, incorporated by reference to the Form SB-2/A2 filed on April 27, 2006.
10.18	State of Washington Radioactive Materials License dated October 6, 2005, incorporated by reference to the Form SB-2 filed on November 10, 2005.
10.22	Agreement dated August 9, 2005 between the Curators of the University of Missouri and IsoRay Medical, Inc., incorporated by reference to the Form SB-2/A2 filed on April 27, 2006 (confidential treatment requested for redacted portions).
10.25	Economic Development Agreement, dated December 14, 2005, by and between IsoRay, Inc. and the Pocatello Development Authority, incorporated by reference to the Form 8-K filed on December 20, 2005.

10.33		Common Stock and Warrant Purchase Agreement among IsoRay, Inc. and the other signatories thereto, dated August 9, 2006, incorporated by reference to the Form 8-K filed on August 18, 2006.
10.35		Form of Officer and Director Indemnification Agreement, incorporated by reference to the Form SB-2 Post Effective Amendment No. 2 filed on October 13, 2006.
10.39		Form of Common Stock Purchase Warrant dated March 21, 2007, incorporated by reference to the Form 8-K filed on March 23, 2007.
10.59		License Agreement, dated effective June 14, 2010, by and between IsoRay Medical, Inc. and Hologic Inc., incorporated by reference to the Form 8-K filed on June 23, 2010 (confidential treatment requested for redacted portions).
10.63		Form of Securities Purchase Agreement, dated as of November 22, 2010, by and between IsoRay, Inc. and the signatories thereto, incorporated by reference to the Form 8-K filed on November 22, 2010.
10.65		Amendment Agreement dated as of December 27, 2010, by and among IsoRay, Inc. and the investor that is a signatory thereto, incorporated by reference to the Form 8-K filed on December 28, 2010.
10.66		License Agreement dated as of June 1, 2011, by and between Dr. Reddy's Laboratories (EU) Ltd. and IsoRay Medical, Inc., incorporated by reference to the Form 8-K/A filed on August 19, 2011 (confidential treatment requested for redacted portions).
10.68		International Distribution Agreement, dated October 31, 2011, by and between IsoRay Medical, Inc. and Karlheinz Goehl-Medizintechnik Gohl, incorporated by reference to the Form 8-K filed on November 3, 2011 (confidential treatment requested for redacted portions).
10.69		Contract No. 77/2011, dated November 24, 2011, by and between IsoRay, Inc. and UralDial LLC, incorporated by reference to the Form 8-K filed on December 8, 2011 (confidential treatment requested for redacted portions).
10.70		Securities Purchase Agreement, dated July 13, 2012, by and between IsoRay, Inc. and certain Purchasers, incorporated by reference to the 8-K filed on July 16, 2012.
10.72		Contract, dated January 9, 2013, by and between IsoRay Medical, Inc. and The Open Joint Stock Company ‹‹Isotope›› (confidential treatment requested for redacted portions), incorporated herein by reference to the 8-K/A filed on March 21, 2013.
10.73		Employment Agreement dated September 6, 2013, by and among Fredric Swindler, IsoRay Medical, Inc. and IsoRay, Inc. incorporated by reference to the Form 8-K filed on September 12, 2013.
10.74*		Letter Agreement, dated August 27, 2013, between IsoRay Medical, Inc. and Karlheinz Goehl-Medizintechnik Göhl.
14.1		Code of Conduct and Ethics, incorporated by reference to the Form 10-KSB filed on October 11, 2005.
14.2		Code of Ethics for Chief Executive Officer & Senior Financial Officers, incorporated by reference to the Form 10-KSB filed on October 11, 2005.
21.1	*	Subsidiaries of the Company.
23.1	*	Consent of DeCoria, Maichel & Teague, P.S.
31.1	*	Rule 13a-14(a)/15d-14(a) Certification - Chief Executive Officer.
31.2	*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.
32.1	**	Section 1350 Certifications.
101.INS	***	XBRL Instance Document.
101.SCH	***	XBRL Taxonomy Extension Schema Document.
101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	***	Taxonomy Extension Label Linkbase Document.
101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Reports on Form 8-K

On May 15, 2013, the Company filed a Current Report on Form 8-K announcing its financial results for the quarter ended March 31, 2013.

On August 29, 2013, the Company filed a Current Report on Form 8-K announcing its entry into an Amended and Restated Underwriting Agreement with Maxim Group LLC providing for the sale of 3,800,985 common units and 1,670 preferred units, each consisting of shares and warrants. This Report also announced the designation of the Series D Convertible Preferred Stock.

On August 30, 2013, the Company filed a Current Report on Form 8-K announcing the renewal through August 31, 2014 of its subsidiary's International Distribution Agreement with Karlheinz Goehl-Medizintechnik Gohl.

On September 12, 2013, the Company filed a Current Report on Form 8-K announcing its and its subsidiary's entry into an Employment Agreement with Fredric Swindler.

IsoRay, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

IsoRay, Inc.

Richland, Washington

We have audited the accompanying consolidated balance sheets of IsoRay, Inc. and Subsidiaries ("the Company") (see Note 1) as of June 30, 2013 and 2012, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IsoRay, Inc. and Subsidiaries as of June 30, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DeCoria, Maichel & Teague, P.S.

Spokane, Washington

September 25, 2013

IsoRay, Inc and Subsidiaries

Consolidated Balance Sheets

	June 30,	June 30,
	2013	2012

Assets

Current assets:
Cash and cash equivalents	$2,899,927	$2,672,711
Accounts receivable, net of allowance for doubtful accounts of $52,598 and $57,604, respectively	923,780	865,056
Inventory	405,571	444,345
Other receivables	11,502	9,925
Prepaid expenses and other current assets	202,880	144,116

Total current assets	4,443,660	4,136,153

Fixed assets, net of depreciation and amortization	1,684,282	2,416,853
Restricted cash	181,149	181,027
Inventory, non-current	469,758	469,758
Other assets, net of accumulated amortization	276,507	301,691

Total assets	$7,055,356	$7,505,482

Liabilities and shareholders' equity

Current liabilities:
Accounts payable and accrued expenses	$432,566	$389,105
Accrued protocol expense	25,305	-
Accrued radioactive waste disposal	100,000	52,000
Accrued payroll and related taxes	127,419	119,881
Accrued vacation	107,578	88,006

Total current liabilities	792,868	648,992

Warrant derivative liability	104,000	314,000
Asset retirement obligation	792,242	724,298

Total liabilities	1,689,110	1,687,290

Commitments and contingencies (Note 16)

Shareholders' equity:
Preferred stock, $.001 par value; 7,000,000 shares authorized
Series A: 1,000,000 shares allocated; no shares issued and outstanding	-	-
Series B: 5,000,000 shares allocated; 59,065 shares issued and outstanding	59	59
Series C: 1,000,0000 shares allocated; no shares issued and outstanding	-	-
Common stock, $.001 par value; 193,000,000 shares authorized; 34,618,517 and 30,950,108 shares issued and outstanding	34,618	30,950
Treasury stock, at cost 13,200 shares	(8,390)	(8,390)
Additional paid-in capital	57,431,293	54,030,311
Accumulated deficit	(52,091,334)	(48,234,738)

Total shareholders' equity	5,366,246	5,818,192

Total liabilities and shareholders' equity	$7,055,356	$7,505,482

The accompanying notes are an integral part of these consolidated financial statements.

IsoRay, Inc and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended
	June 30,	June 30,
	2013	2012

Product sales	$4,525,233	$5,071,088
Cost of product sales	4,375,057	4,367,884

Gross profit	150,176	703,204

Operating expenses:
Research and development expenses	627,107	780,579
Research and development reimbursement	-	(50,000)
Sales and marketing expenses	1,296,149	1,215,580
General and administrative expenses	2,294,173	2,355,015

Total operating expenses	4,217,429	4,301,174

Operating loss	(4,067,253)	(3,597,970)

Non-operating income (expense):
Interest income	664	747
Change in fair value of warrant liability	210,000	170,000
Financing and interest expense	(7)	(61,682)

Non-operating income (expense), net	210,657	109,065

Net loss	(3,856,596)	(3,488,905)
Preferred stock dividends	(10,632)	(10,632)

Net loss applicable to common shareholders	$(3,867,228)	$(3,499,537)

Basic and diluted loss per share	$(0.11)	$(0.12)

Weighted average shares used in computing net loss per share:
Basic and diluted	34,423,420	28,621,831

The accompanying notes are an integral part of these consolidated financial statements.

IsoRay, Inc and Subsidiaries

Consolidated Statement of Changes in Shareholders' Equity

	Series B
	Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balances at June 30, 2011	59,065	$59	26,443,118	$26,443	13,200	$(8,390)	$51,180,237	$(44,745,833)	$6,452,516

Issuance of common stock and stock purchase warrants pursuant to registered public offering, net			2,817,988	2,818			2,271,668		2,274,486
Initial deferral of financing expense							61,511		61,511
Initial fair value of derivative liability							(484,000)		(484,000)
Issuance of common stock pursuant to exercise of warrants, net			1,669,402	1,669			833,128		834,797
Issuance of common stock pursuant to exercise of options			19,600	20			5,076		5,096
Payment of dividend to preferred shareholders							(10,632)		(10,632)
Share-based compensation							173,323		173,323
Net loss								(3,488,905)	(3,488,905)

Balances at June 30, 2012	59,065	59	30,950,108	30,950	13,200	(8,390)	$54,030,311	(48,234,738)	5,818,192

Issuance of common stock pursuant to a registered public offering, net			3,626,943	3,627			3,288,350		3,291,977
Issuance of common stock pursuant to exercise of warrants, net			2,766	3			1,822		1,825
Issuance of common stock pursuant to exercise of options			38,700	38			13,091		13,129
Payment of dividend to preferred shareholders							(10,632)		(10,632)
Share-based compensation							108,351		108,351
Net loss								(3,856,596)	(3,856,596)

Balances at June 30, 2013	59,065	$59	34,618,517	$34,618	13,200	$(8,390)	$57,431,293	$(52,091,334)	$5,366,246

The accompanying notes are an integral part of these consolidated financial statements.

IsoRay, Inc and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended
	June 30,	June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(3,856,596)	$(3,488,905)
Adjustments to reconcile net loss to net cash used by operating activities:
Allowance for doubtful accounts	(5,006)	(6,263)
Depreciation and amortization of fixed assets	739,147	847,115
Amortization of deferred financing expense and other assets	31,302	77,242
Change in fair value of warrant liabilities	(210,000)	(170,000)
Accretion of asset retirement obligation	67,944	62,117
Share-based compensation	108,351	173,323
Changes in operating assets and liabilities:
Accounts receivable	(53,718)	(65,958)
Inventory	38,774	(164,254)
Other receivables	(1,577)	415,976
Prepaid expenses, other current assets and other assets	(58,764)	(2,962)
Accounts payable and accrued expenses	43,461	16,846
Accrued protocol expense	25,305	(98,159)
Accrued radioactive waste disposal	48,000	(56,060)
Accrued payroll and related taxes	7,538	(5,133)
Accrued vacation	19,572	17,300
Net cash used by operating activities	(3,056,267)	(2,447,775)

Cash flows from investing activities:
Purchases of fixed assets	(6,576)	(55,057)
Additions to licenses and other assets	(6,118)	(40,240)
Change in restricted cash	(122)	(218)
Net cash used by investing activities	(12,816)	(95,515)

Cash flows from financing activities:
Preferred dividends paid	(10,632)	(10,632)
Proceeds from sales of common stock, pursuant to registered public offering, net	3,291,977	2,274,486
Proceeds from sales of common stock, pursuant to exercise of warrants, net	1,825	834,797
Proceeds from sales of common stock, pursuant to exercise of options	13,129	5,096
Net cash provided by financing activities	3,296,299	3,103,747

Net increase in cash and cash equivalents	227,216	560,457
Cash and cash equivalents, beginning of year	2,672,711	2,112,254

Cash and cash equivalents, end of year	$2,899,927	$2,672,711

Supplemental disclosures of cash flow information:
Cash paid for interest	$7	$171

Non-cash investing and financing activities:
Initial deferral of financing expense	$-	$61,511
Initial fair value of warrant liabilities	-	484,000

The accompanying notes are an integral part of these consolidated financial statements.

IsoRay, Inc.

Notes to Consolidated Financial Statements

For the years ended June 30, 2013 and 2012

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

Accounts Receivable

Accounts receivable are stated at the amount that management of the Company expects to collect from outstanding balances. Management provides for probable uncollectible amounts through an allowance for doubtful accounts. Additions to the allowance for doubtful accounts are based on management's judgment, considering historical experience with write-offs, collections and current credit conditions. Balances which remain outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to the applicable accounts receivable. Payments received subsequent to the time that an account is written off are treated as bad debt recoveries.

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

Other Assets

Other assets, which include deferred charges, patents and licenses, are stated at cost, less accumulated amortization. Amortization of patents is computed using the straight-line method over the estimated economic useful lives of the assets. Licenses include costs related to licenses related to the use of technology or operational licenses. These licenses are recorded at stated cost, less accumulated amortization. Amortization of licenses is computed using the straight-line method over the estimated economic useful lives of the assets. The Company periodically reviews the carrying values of licenses and evaluates the recorded basis for any impairment. Any impairment is recognized when the expected future operating cash flows to be derived from the licenses are less than their carrying value. The Company periodically reviews the carrying values of patents and any related impairments are recognized when the expected future operating cash flows to be derived from such assets are less than their carrying value.

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

Financial Instruments

At June 30, 2013 and 2012, the carrying value of financial instruments such as accounts receivable, approximated fair value based on the short-term maturities of these instruments.

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

At June 30, 2013 and 2012, there were no assets or liabilities measured at fair-value on a recurring basis which were measured using Level 1 or Level 3 inputs. The Company had one liability, the warrant derivative liability that was measured at fair value on a recurring basis using Level 2 inputs during the years ended June 30, 2013 and 2012. Certain assets and liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair-value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The Company had no assets or liabilities measured at fair value on a nonrecurring basis during the years ended June 30, 2013 or 2012.

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

Share-Based Compensation

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

Research and Development Reimbursement

Research and development reimbursement includes cost sharing arrangements for product research and development. Research and development reimbursements were $0 and $50,000 for the years ended June 30, 2013 and 2012, respectively.

Advertising and Marketing Costs

Advertising costs are expensed as incurred except for the cost of tradeshows and related marketing materials which are deferred until the tradeshow occurs. Advertising and marketing costs expensed (including tradeshows) were $86,705 and $57,410 for the years ended June 30, 2013 and 2012, respectively. Marketing costs of $10,590 and $8,675 were included in prepaid expenses at June 30, 2013 and 2012, respectively.

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

Income Taxes

Income taxes are accounted for under the liability method. Under this method, the Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years based on the reporting of certain costs in different periods for financial statement and income tax purposes. This method also requires the recognition of future tax benefits such as net operating loss carry-forwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment of the change. Management has determined that the Company, its subsidiary Medical, and its predecessors are subject to examination of their income tax filings in the United States and state jurisdictions for the 2011 through 2013 tax years. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

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

Securities that could be dilutive in the future as of June 30, 2013 and 2012 are as follows:

	2013	2012
Preferred stock	59,065	59,065
Common stock warrants	1,957,033	1,959,799
Common stock options	2,305,072	2,381,306

Total potential dilutive securities	4,321,170	4,400,170

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes including the allowance for doubtful accounts receivable; net realizable value of the enriched barium inventory; the estimated useful lives used in calculating depreciation and amortization on the Company's fixed assets, patents, trademarks and other assets; estimated amount and fair value of the asset retirement obligation related to the Company's production facilities; inputs used in the calculation of expense related to share-based compensation including volatility, estimated lives and forfeiture rates of options granted; and the inputs to the Black-Scholes calculation to estimate the fair value of the derivative warrant liability and the related gain or loss. Accordingly, actual results could differ from those estimates and affect the amounts reported in the financial statements.

3.	Inventory

Inventory consisted of the following at June 30, 2013 and 2012:

	2013	2012
Raw materials	$167,671	$261,835
Work in process	195,323	114,124
Finished goods	42,577	68,386

Total inventory	$405,571	$444,345

In June 2007, the Company purchased $469,758 of enriched barium that will be used in future production of its isotope. The enriched barium is held at an off-site storage location in Richland, Washington and is classified as inventory, non-current at both June 30, 2013 and 2012.

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at June 30, 2013 and 2012:

	2013	2012
Prepaid insurance	$48,421	$23,798
Prepaid rent	22,419	23,367
Other prepaid expenses	105,347	70,258
Other current assets	26,693	26,693

	$202,880	$144,116

5.	Other Receivables

Other receivables consisted of receivables that are not the result of revenue creating activities of the Company. The other receivable recorded as of June 30, 2013 was primarily comprised of employee advances and refunds due to the Company in the amount of $11,502 as compared to $9,925 recorded as of June 30, 2012. The other receivable long term recorded as of June 30, 2013 was also primarily comprised of long term employee advances due to the Company in the amount of $2,938 as compared to $9,988 recorded as of June 30, 2012.

6.	Fixed Assets

Fixed assets consisted of the following at June 30, 2013 and 2012:

	2013	2012
Production equipment	$3,133,305	$3,133,305
Office equipment	195,877	189,301
Furniture and fixtures	148,265	148,265
Leasehold improvements	4,129,977	4,129,977

	7,607,424	7,600,848
Less accumulated depreciation	(5,923,142)	(5,183,995)

	$1,684,282	$2,416,853

Depreciation expense related to fixed assets totaled $739,147 and $847,115 for 2013 and 2012, respectively.

7.	Restricted Cash

The Washington Department of Health requires the Company to provide collateral for the decommissioning of its facility. To satisfy this requirement, the Company funded two certificates of deposits (CDs) totaling $172,500 in separate banks. The CDs both have original maturities of three months but are termed restricted cash and classified as a long-term asset as the Company does not anticipate decommissioning the facility until the end of the current lease plus the one remaining three-year lease option period. The end date of the current lease including the one remaining three-year renewal option is April 2019. Interest earned on the CDs is rolled-over at the maturity of each CD and becomes part of the restricted cash balance. Interest earned and added to restricted cash during the fiscal years ended June 30, 2013 and 2012 was $122 and $218, respectively. These funds will be used to settle a portion of the Company's remaining asset retirement obligations (see Note 9).

8.	Other Assets

Other assets, net of accumulated amortization, consisted of the following at June 30, 2013 and 2012:

	2013	2012
Deferred charges	$61,331	$98,435
Patents and trademarks, net of accumulated amortization of $90,824 and $71,244	215,176	203,256

	$276,507	$301,691

Amortization of patents and trademarks was $19,581 and $15,731 for the years ended June 30, 2013 and 2012, respectively. Future amortization is expected to be as follows:

FY 2014	$19,021
FY 2015	19,021
FY 2016	19,021
FY 2017	19,021
FY 2018	15,333
Thereafter	123,759
$215,176

9.	Asset Retirement Obligation

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

During the years ended June 30, 2013 and 2012, the asset retirement obligations changed as follows:

	2013	2012
Beginning balance	$724,298	$662,181
Accretion of discount	67,944	62,117
Ending balance	$792,242	$724,298

Because the Company does not expect to incur any expenses related to its asset retirement obligations in fiscal year 2014, the entire balance as of June 30, 2013 is classified as a noncurrent liability.

10.	Share-Based Compensation

The following table presents the share-based compensation expense recognized during the years ended June 30, 2013 and 2012:

	2013	2012
Cost of product sales	$38,729	$47,463
Research and development	30,350	30,480
Sales and marketing expenses	6,943	10,182
General and administrative expenses	32,329	85,198

Total share-based compensation	$108,351	$173,323

The total value of the stock options awards is expensed ratably over the vesting period of the employees receiving the awards. As of June 30, 2013, total unrecognized compensation cost related to stock-based options and awards was $62,354 and the weighted-average period over which it is expected to be recognized is approximately 0.73 years.

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

A summary of stock option information within the Company's share-based compensation plans as of June 30, 2013 is as follows:

	Shares	Price (a)	Life (b)	Value (c)
Outstanding at June 30, 2013	2,305,072	$1.83	4.93	$115,302
Vested and expected to vest at June 30, 2013	2,215,260	$1.87	4.86	$105,157
Vested and exercisable at June 30, 2013	2,030,064	$1.94	4.49	$115,302
(a) Weighted average exercise price per share.
(b) Weighted average remaining contractual life.
(c) Aggregate intrinsic value

The aggregate intrinsic value of options exercised during the years ended June 30, 2013 and 2012 was $16,246 and $13,764, respectively. The Company's current policy is to issue new shares to satisfy option exercises.

The weighted average fair value of stock option awards granted and the key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows for the year ended June 30, 2012:

Year ended June 30,
2012
Weighted average fair value of options granted	$0.80
Key assumptions used in determining fair value:
Weighted average risk-free interest rate	0.71%
Weighted average life of the option (in years)	4.77
Weighted average historical stock price volatility	132.47%
Expected dividend yield	0.00%

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

A summary of the Company's stock option activity and related information for the years ended June 30, 2013 and 2012 is as follows:

	2013		2012
	Shares	Price (a)	Shares	Price (a)
Beginning balance outstanding	2,381,306	$1.82	2,423,806	$1.78
Granted (b)	-	-	110,000	0.80

Expired	(37,534)	2.58	(132,900)	0.68
Exercised	(38,700)	0.34	(19,600)	0.26

Ending balance outstanding	2,305,072	$1.83	2,381,306	$1.82
Exercisable at end of year	2,030,064	$1.94	2,102,964	$1.92

(a)	Weighted average exercise price per share.
(b)	All options granted had exercise prices equal to or greater than the ending closing market price of the Company's common stock on the grant date. The options were granted to employees and management by the Board of Directors and had vesting periods from immediate to three years.

11.	Shareholders' Equity

The authorized capital structure of the Company consists of $.001 par value preferred stock and $.001 par value common stock.

Preferred Stock

The Company's Articles of Incorporation authorize 7,000,000 shares of $0.001 par value preferred stock available for issuance with such rights and preferences, including liquidation, dividend, conversion, and voting rights, as described below.

Series A

Series A preferred shares are entitled to a 10% dividend annually on the stated par value per share. These shares are convertible into shares of common stock at the rate of one share of common stock for each share of Series A preferred stock, and are subject to automatic conversion into common stock upon the closing of an underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933 covering the offer and sale of common stock in which the gross proceeds to the Company are at least $4 million. Series A preferred shareholders have voting rights equal to the voting rights of common stock, except that the vote or written consent of a majority of the outstanding preferred shares is required for any changes to the Company's Articles of Incorporation, Bylaws or Certificate of Designation, or for any bankruptcy, insolvency, dissolution or liquidation of the Company. Upon liquidation of the Company, the Company's assets are first distributed ratably to the Series A preferred shareholders. At June 30, 2013 and 2012, there were no Series A preferred shares outstanding.

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

On December 21, 2012, the Board of Directors declared a dividend on the Series B Preferred Stock of all outstanding and cumulative dividends through December 31, 2012. The total dividends of $10,632 were paid as of December 31, 2012. At June 30, 2013, there were 59,065 Series B preferred shares outstanding and cumulative dividends in arrears were $5,316 and upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the assets of the Company legally available for distribution, if any, shall be distributed ratably first, to the holders of the Series A Preferred Stock, second, to the holders of the Series B Preferred Stock and third, to the holders of the Common Stock.

Series C

Series C preferred shares are entitled to a quarterly dividend equal, per share, to the greater of $1.00 or 100 times the dividends declared on the common stock in such quarter. Each share of Series C preferred stock has voting rights equal to the voting rights of 100 shares of common stock. The Series C preferred stock was created upon adoption of the Company's share rights plan in 2007. Upon liquidation of the Company, the Company's assets are first distributed ratably to the Series A preferred shareholders, then the Series B preferred shareholders, then the Series C preferred shareholders. At June 30, 2013 and 2012, there were no Series C preferred shares outstanding.

In addition to the previously outstanding shares of common stock and Series B preferred stock, the Company had the following transactions that affected shareholders' equity during the years ended June 30, 2013 and 2012.

Common Stock Offerings

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

On July 13, 2012, the Company entered into a securities purchase agreement with certain institutional investors, with Ladenburg Thalmann & Co. Inc. acting as placement agent, for a registered direct offering to sell 3,626,943 shares of the Company’s common stock, par value $0.001 per share, with an aggregate purchase price of $3.5 million at a price per share of $0.965. The offering yielded $3,291,977 in cash after expenses.

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

Fiscal year ended
June 30, 2013
Change in fair value	$210,000

The inputs to the Black-Scholes fair value model are listed in the table below:

Issue Date	Type	Quantity	Initial Fair Value
10/19/2011	Purchaser Warrants	500,003	$343,000
10/19/2011	Underwriter Warrants	150,000	103,000
12/07/2011	Purchaser Warrants	63,598	38,000
Total		713,601	$484,000

Transaction			Stock	Exercise	Est.	Expected	Risk-Free
Date	Description	Quantity[1]	Price	Price	Term	Volatility	Rate	Valuation
10/19/2011	Registered offering	650,003	$0.900	$1.058	3	141.07%	0.460%	$446,000
12/31/2011	Fair Value Adjust.	650,003	0.660	1.058	3	129.98	0.360	(156,000)
03/31/2012	Fair Value Adjust.	650,003	0.480	1.058	2.48	85.20	0.510	(194,445)
06/30/2012	Fair Value Adjust.	650,003	1.010	1.058	2.30	78.04	0.345	190,445
09/30/2012	Fair Value Adjust.	650,033	0.720	1.049	2.05	85.02	0.278	(118,000)
12/31/2012	Fair Value Adjust.	650,003	0.780	1.049	1.81	100.96	0.220	50,000
03/31/2013	Fair Value Adjust	650,003	0.540	1.049	1.57	108.29	0.213	(99,000)
06/30/2013	Fair Value Adjust	650,003	0.480	1.049	1.31	116.10	0.290	(25,000)
Fair value of warrant liability from registered direct offering:								$94,000

Transaction			Stock	Exercise	Est.	Expected	Risk-Free
Date	Description	Quantity[1]	Price	Price	Term	Volatility	Rate	Valuation
12/07/2011	Over-allotment	63,598	$0.820	$1.058	3	133.00%	0.360%	$38,000
12/31/2011	Fair Value Adjust.	63,598	0.660	1.058	3	129.98	0.360	(10,000)
03/31/2012	Fair Value Adjust.	63,598	0.480	1.058	2.48	85.20	0.510	(18,650)
06/30/2012	Fair Value Adjust.	63,598	1.010	1.058	2.44	77.16	0.345	18,650
09/30/2012	Fair Value Adjust.	63,598	0.720	1.049	2.19	84.53	0.278	(11,000)
12/31/2012	Fair Value Adjust.	63,598	0.78	1.049	1.941	98.25	0.220	5,000
03/31/2013	Fair Value Adjust.	63,598	0.54	1.049	1.70	106.39	0.213	(10,000)
06/30/2013	Fair Value Adjust.	63,598	0.48	1.049	1.45	112.70	0.290	(2,000)
Fair value of warrant liability from over-allotment offering:								$10,000

Total fair value of warrant liability at June 30, 2013:								$104,000

1 Quantity of warrants either issued or outstanding as of the date of valuation.

Warrants to Purchase Common Stock

At various times during the year ended June 30, 2013, the warrant holder exercised Series C warrants and received shares of common stock in exchange at the time of the exercise.

	Warrants exercised	Gross proceeds

September 2012	2,666	$1,790
November 2012	100	35
Total	2,766	$1,825

At various times during the year ended June 30, 2012, the warrant holder exercised Series C warrants and received shares of common stock in exchange at the time of the exercise.

	Warrants exercised	Gross proceeds
July 2011	50,000	$40,244
May 2012	1,579,402	773,032
June 2012	40,000	21,521
Total	1,669,402	$834,797

The warrants activity is summarized as follows for the years ended June 30, 2013 and 2012:

	2013		2012
	Warrants	Price (a)	Warrants	Price (a)
Beginning balance outstanding	1,959,799	$1.38	3,819,185	$3.69
Cancelled/expired	-	-	(2,092,324)	5.89
Warrants exercised	(2,766)	0.66	(1,669,402)	0.50
Granted	-	-	1,902,340	1.36
Ending balance outstanding	1,957,033	$1.38	1,959,799	$1.38

(a)	Weighted average exercise price per share.

The following table summarizes additional information about the Company’s common warrants outstanding as of June 30, 2013:

Number of Warrants	Range of Exercise Prices	Expiration Date
6,000	$1.180	June 2015
25,000	2.000	July 2015
1,207,832	1.560	November 2015
650,003	1.058	October 2016
63,198	1.058	December 2016
5,000	0.980	June 2017
1,957,033

12.	Income Taxes

The Company did not record an income tax provision or benefit for the years ending June 30, 2013 and 2012.

The significant deferred tax components using a 35% federal income tax rate for the years ended June 30, 2013 and 2012 are as follows:

	2013	2012
Fixed assets	$408,223	$328,524
Share based compensation	279,089	241,166
Reserves	18,409	20,161
Other accruals	24,627	30,145
Asset retirement obligation	277,285	253,504
Net operating loss carry forwards	14,791,279	13,667,918

Total deferred tax assets	15,798,912	14,541,418
Valuation allowance	(15,798,912)	(14,541,418)
Net deferred tax asset	$-	$-

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to 100% of the net deferred tax asset has been recorded at both June 30, 2013 and 2012.

The Company has federal net operating loss carry forwards of approximately $42.3 million at June 30, 2013 and approximately $39.1 million at June 30, 2012, that can be used to offset future regular taxable income. These net operating loss carry forwards expire at various times through the years 2025 to 2032.

The Company's statutory rate reconciliation is as follows:

	2013	2012
Expected income tax benefit based on statutory rate of 35%	$(1,349,809)	$(1,221,117)
Meals and entertainment	17,966	17,999
Non-deductible penalties	849	614
Warrant liability	73,500	59,500
Increase in valuation allowance	1,257,494	1,143,004

Income tax expense (benefit)	$-	$-

The Company has reviewed the tax positions taken and concluded that it does not have to book a liability for uncertain tax positions.

Management has determined that the Company, its subsidiary Medical, and its predecessors are subject to examination of their income tax filings in the United States and state jurisdictions for the 2011 through 2013 tax years. In the event that the Company is assessed penalties and/or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

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

14.	Foreign Isotope Supply

In January 2013, the Company completed negotiations on a contract to purchase Cs-131 from The Open Joint Stock Company ‹‹Isotope››, from Russia. Under the contract, the Company will purchase Cs-131 from The Open Joint Stock Company ‹‹Isotope››, rather than from UralDial. The contract provides for the supply of Cs-131 from a single reactor at the Institute of Nuclear Materials. The contract will expire on June 30, 2014.

In June 2013, the Company negotiated a contract with E&H Scientific, LLC to provide logistical support in the packaging, export and import support for the supply of Cs-131 being shipped from Russia. The contract will expire on June 30, 2014.

15.	Distribution Agreements

On October 31, 2011, the Company entered into a distribution agreement with Karlheinz Goehl-Medizintechnik Goehl (Distributor) located in Germany. The agreement appoints the Distributor as the exclusive distributor of the GliaSite Radiation Therapy System within the defined territory of Germany, Austria, Switzerland, Italy, and Luxembourg. The agreement terminates on August 30, 2013 unless terminated earlier as provided for within the agreement and may be extended by mutual agreement of the Company and the Distributor. The terms of the agreement make the Distributor the importer of record and liable for any value added taxes for the shipments into the European Union. The Distributor paid $50,000 towards the costs of returning the GliaSite RTS to market in the European Union. Prior to the expiration of the agreement on August 30, 2013, the parties agreed to extend the term of the agreement until August 31, 2014.

In May 2013, the Company entered into an exclusive distribution agreement with IASIS Medical for the sale of IsoRay’s complete product line in Greece. The terms of the agreement make the Distributor the importer of record and liable for any value added taxes for the shipments into the European Union and the distributor is responsible for achieving regulatory clearance. The agreement terminates on May 1, 2015 unless terminated earlier as provided for within the agreement and may be extended by mutual agreement of the parties.

In June 2013, the Company entered into an exclusive distribution agreement with Aurora BioScience for the sale of IsoRay’s complete product line in New Zealand and Australia. The terms of the agreement make the Distributor the importer of record and liable for any value added taxes for the shipments into the New Zealand or Australia and the distributor is responsible for achieving regulatory clearance. The agreement terminates on June 1, 2015 unless terminated earlier as provided for within the agreement and may be extended by mutual agreement of the parties.

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

During fiscal years 2013 and 2012, the Company recorded royalty expenses of $14,168 and $19,497, respectively.

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

Operating Lease Agreements

The Company leases office and laboratory space and production and office equipment under non-cancelable operating leases. The lease agreements require monthly lease payments and expire on various dates through April 2019 (including renewal dates). The Company agreed to a modification which became effective on May 1, 2013. The lease modification included a contractually permitted rent increase which is based on a CPI index which was 1.9% and provided the Company with an additional three year option to extend their tenancy beyond the current expiration date of April 30, 2016, to April 30, 2019. The Company's significant lease is described below.

Future minimum lease payments including the one three year option to extend remaining under operating leases are as follows:

Year ending June 30,	Amount
2014	$270,796
2015	270,796
2016	270,796
2017	270,796
2018	270,796
2019	225,663
$1,579,643

Rental expense amounted to $284,097 and $290,670 for the years ended June 30, 2013 and 2012, respectively.

Qualified Therapeutic Discovery Project Grant

The Company received three grants during the fiscal year ended June 30, 2011 under the Internal Revenue Service administered Qualified Therapeutic Discovery Project (“QTDP”). These grants are subject to examination by the Service. Management believes that the Company complied with the guidance provided by the service for "Qualified Investments" includible in the QTDP. The QTDP guidance provided broad language allowing the Service the ability to disallow costs. The total amount of the grants is included in the research and development reimbursement section of the Consolidated Statement of Operations in the amount of $0 and $0 for the years ended June 30, 2013 and 2012, respectively. The amount of $515,853 from the Qualified Therapeutic Discovery Project received through the Internal Revenue Service during the fiscal year ended June 30, 2011 which was included in the Research and development reimbursement section of the Consolidated Statement of Operations for the fiscal year ended June 30, 2011 continues to be subject to examination by the Internal Revenue Service.

Royalty Agreements for Licensed Intellectual Property related to the GliaSite Radiation Therapy System

The Company is required to pay a royalty to Dr. Reddy’s Laboratory Ltd for the exclusive use of its intellectual property in the field of treating brain cancer related to the production of Iotrex, which is a component of the GliaSite Radiation Therapy System. The term of the royalty agreement is from the date of first sale until the expiration of the last patent. The agreement provides for certain minimum payments based on calendar year periods and a rate of 2.75% of net sales as defined in the agreement. The initial royalty year began on January 1, 2012.

Royalty Period	Minimum Royalty
Calendar Year 2013	$10,000
Calendar Year 2014	20,000
Calendar Year 2015	25,000
Calendar Year 2016 and beyond	30,000

During 2013 and 2012, the Company recorded a royalty expense of $5,440. During 2012, the Company recorded the initial royalty expense under the agreement of $1,694 for the first six months of the initial calendar year minimum royalty period.

The Company is required to pay a royalty to Hologic, Inc. for the exclusive worldwide use of intellectual property associated with the GliaSite Radiation Therapy System in the field of intracavity radiation therapy of the brain exclusive of the radioisotope. The term of the royalty agreement is from the effective date of the agreement (January 1, 2012) and continues thereafter unless terminated earlier as defined in the agreement. The agreement provides for a royalty payment based on a rate of 5% of net sales as defined in the agreement.

During the fiscal years ended June 30, 2013 and 2012, respectively, the Company recorded aggregate royalty expenses of $2,394 and $3,370 related to the licensed intellectual property utilized in the manufacture and sale of the GliaSite Radiation Therapy System.

17.	Concentrations of Credit and Other Risks

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable.

The Company's cash and cash equivalents are maintained with high-quality financial institutions. The accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At June 30, 2013, all cash balances are insured by the FDIC.

The Company's accounts receivable are the result of sales on credit to our customers. The Company had two customers whose unpaid sales on credit were greater than 10% of the outstanding accounts receivable balance for the year ended June 30, 2013 and three customers whose unpaid sales on credit were greater than 10% of the outstanding accounts receivable balance for the year ended June 30, 2012. These customers’ outstanding accounts receivable balances represented a combined 8.7% and 9.1% of the Company's total revenues for the years ended June 30, 2013 and 2012, respectively. These same customers accounted for a combined 40.4% and 50.1% of the Company's net accounts receivable balance at June 30, 2013 and 2012, respectively.

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

During the fiscal years ended June 30, 2013 and June 30, 2012, the Company engaged the services of APEX Data Systems, Inc., owned by Dwight Babcock, Chairman and Chief Executive Officer, to build and maintain a web interfaced data collection application to aggregate patient data in a controlled environment. The Company incurred $18,270 in costs related to the development of a mono-therapy registry and a combo-therapy registry, which are recorded as fixed assets as of June 30, 2012. The Company incurred maintenance costs related to the registries in the amount of $1,960, website modifications and maintenance in the amount of $13,000 and implementation support for a CRM system in the amount of $1,000 for the fiscal year 2013. The Company incurred maintenance costs related to the registries in the amount of $13,080 for the fiscal year 2012. The amount accrued for payment to APEX Data Systems, Inc. was $2,000 and $1,000 at June 30, 2013 and 2012, respectively.

19.	Subsequent Event

On August 29, 2013, the Company entered into an agreement to sell 3,800,985 common units, each consisting of 1 share of our common stock and a warrant to purchase 0.816 shares of common stock (the “Common Units”), and 1,670 preferred units, each consisting of 1 share of Series D Convertible Preferred Stock and a warrant to purchase 1,525.23 shares of common stock (the “Preferred Units”) on a firm commitment underwritten basis. The Common Units were sold at an initial per unit purchase price of $0.535 and the Preferred Units were sold at an initial per unit purchase price of $1,000. The warrants are all exercisable at $0.72 per share and have a twenty-four month term, with the exercise price and term subject to reduction if shareholder approval is obtained. Each share of the Series D Convertible Preferred Stock is convertible into 1,869.15 shares of common stock at any time at the option of the holder, subject to adjustment, provided that the holder will be prohibited from converting Series D Convertible Preferred Stock into shares of the Company's common stock if, as a result of such conversion, the holder, together with affiliates, would own more than 9.99% of the total shares of the Company's common stock then issued and outstanding. This public offering resulted in gross proceeds of $3.7 million. The offering yielded approximately $3,287,520 in cash after expenses.

Gross proceeds from public offering	$3,703,527
Underwriter discount	(185,176)
Legal and accounting expense	(176,286)
Listing expense	(48,500)
Other expense	(6,045)
Net proceeds	$3,287,520

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 30, 2013

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

Dated: September 30, 2013

/s/ Dwight Babcock
Dwight Babcock, Chief Executive Officer and Chairman

/s/ Brien L. Ragle
Brien L. Ragle, Controller,
Principal Financial and Accounting Officer

/s/ Robert Kauffman
Robert Kauffman, Director and Vice-Chairman

Thomas LaVoy, Director

/s/ Albert Smith
Albert Smith, Director

69