Form 10-Q
period 2013-12-31
IsoRay, Inc.
filed 2014-02-14
CIK 728387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2013

or

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

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class	Outstanding as of February 6, 2014
Common stock, $0.001 par value	41,540,982

ISORAY, INC.

PART I – FINANCIAL INFORMATION

IsoRay, Inc. and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)
	December 31,	June 30,
	2013	2013

ASSETS

Current assets:
Cash and cash equivalents	$4,414,572	$2,899,927
Accounts receivable, net of allowance for doubtful accounts
of $32,515 and $52,598, respectively	917,222	923,780
Inventory	426,333	405,571
Other receivables	10,064	11,502
Prepaid expenses and other current assets	156,365	202,880

Total current assets	5,924,556	4,443,660

Fixed assets, net of accumulated depreciation and amortization	1,349,469	1,684,282
Restricted cash	181,181	181,149
Inventory, non-current	469,758	469,758
Other assets, net of accumulated amortization	262,698	276,507

Total assets	$8,187,662	$7,055,356

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$430,293	$432,566
Accrued protocol expense	46,973	25,305
Accrued radioactive waste disposal	124,000	100,000
Accrued payroll and related taxes	141,082	127,419
Accrued vacation	104,932	107,578

Total current liabilities	847,280	792,868

Warrant derivative liability	23,000	104,000
Asset retirement obligation	828,568	792,242

Total liabilities	1,698,848	1,689,110

Commitments and contingencies (Note 6)

Shareholders' equity:
Preferred stock, $.001 par value; 7,001,671 shares authorized:
Series A: 1,000,000 shares allocated; no shares issued and outstanding	-	-
Series B: 5,000,000 shares allocated; 59,065 shares issued and outstanding	59	59
Series C: 1,000,000 shares allocated; no shares issued and outstanding	-	-
Series D: 1,671 and 0 shares allocated; 1,670 & 0 shares issued and outstanding	2	-
Common stock, $.001 par value; 192,998,329 & 193,000,000 shares authorized;
38,419,502 and 34,618,517 shares issued and outstanding	38,420	34,618
Treasury stock, at cost, 13,200 shares	(8,390)	(8,390)
Additional paid-in capital	60,747,935	57,431,293
Accumulated deficit	(54,289,212)	(52,091,334)

Total shareholders' equity	6,488,814	5,366,246

Total liabilities and shareholders' equity	$8,187,662	$7,055,356

  The accompanying notes are an integral part of these consolidated financial statements.

IsoRay, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2013	2012	2013	2012

Product sales	$1,085,408	$975,457	$2,135,323	$2,031,689
Cost of product sales	1,119,314	1,134,083	2,246,537	2,210,740

Gross loss	(33,906)	(158,626)	(111,214)	(179,051)

Operating expenses:
Research and development expenses	170,030	149,176	317,020	290,648
Sales and marketing expenses	326,467	322,094	685,652	638,150
General and administrative expenses	513,964	469,559	1,165,000	1,114,412

Total operating expenses	1,010,461	940,829	2,167,672	2,043,210

Operating loss	(1,044,367)	(1,099,455)	(2,278,886)	(2,222,261)

Non-operating income (expense):
Interest income	481	128	835	272
Change in fair value of warrant derivative liability	117,000	(55,000)	81,000	74,000
Financing and interest expense	(86)	-	(827)	(6)

Non-operating income / (expense), net	117,395	(54,872)	81,008	74,266

Net loss	(926,972)	(1,154,327)	(2,197,878)	(2,147,995)
Preferred stock deemed dividends (Note 9)	-	-	(726,378)	-
Preferred stock dividends	(2,658)	(2,658)	(5,316)	(5,316)

Net loss applicable to common shareholders	$(929,630)	$(1,156,985)	$(2,929,572)	$(2,153,311)

Basic and diluted loss per share	$(0.02)	$(0.03)	$(0.08)	$(0.06)

Weighted average shares used in computing net loss per share:
Basic and diluted	38,419,502	34,604,605	37,133,875	34,238,401

The accompanying notes are an integral part of these consolidated financial statements.

 IsoRay, Inc. and Subsidiaries

 Consolidated Statements of Cash Flows

 (Unaudited)

	Six months ended December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,197,878)	$(2,147,995)
Adjustments to reconcile net loss to net cash used by operating activities:
Allowance for doubtful accounts	(20,083)	(13,477)
Depreciation and amortization of fixed assets	349,232	388,171
Amortization of deferred financing costs and other assets	15,371	14,024
Change in fair value of warrant derivative liability	(81,000)	(74,000)
Accretion of asset retirement obligation	36,326	33,211
Share-based compensation	51,786	57,789
Changes in operating assets and liabilities:
Accounts receivable, gross	26,641	222,365
Inventory	(20,762)	41,433
Other receivables	1,438	1,914
Prepaid expenses and other current assets	46,515	(84,252)
Accounts payable and accrued expenses	(2,273)	4,120
Accrued protocol expense	21,668	13,750
Accrued radioactive waste disposal	24,000	24,000
Accrued payroll and related taxes	13,663	9,181
Accrued vacation	(2,646)	(3,230)

Net cash used by operating activities	(1,738,002)	(1,512,996)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(14,419)	-
Additions to licenses and other assets	(1,562)	(13,407)
Change in restricted cash	(32)	(84)

Net cash used by investing activities	(16,013)	(13,491)

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred dividends paid	(10,632)	(10,632)
Proceeds from sales of preferred stock, pursuant to underwritten offering, net	1,478,712	-
Proceeds from sales of common stock, pursuant to underwritten offering, net	1,800,580	-
Proceeds from sales of common stock, pursuant to registered direct offering, net	-	3,291,977
Proceeds from sales of common stock, pursuant to exercise of warrants, net	-	1,825
Proceeds from sales of common stock, pursuant to exercise of options	-	11,309

Net cash provided by financing activities	3,268,660	3,294,479

Net increase in cash and cash equivalents	1,514,645	1,767,992
Cash and cash equivalents, beginning of period	2,899,927	2,672,711

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,414,572	$4,440,703

The accompanying notes are an integral part of these consolidated financial statements.

IsoRay, Inc.

Notes to the Unaudited Consolidated Financial Statements

For the three and six months ended December 31, 2013 and 2012

1.	Basis of Presentation

The accompanying consolidated financial statements are those of IsoRay, Inc., and its wholly-owned subsidiaries (IsoRay or the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the prior-year financial statements have been reclassified to conform to the current year presentation.

In the opinion of management, the accompanying unaudited interim consolidated financial statements and notes to the interim consolidated financial statements contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of IsoRay, Inc. and its wholly-owned subsidiaries.  These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes as set forth in the Company’s annual report filed on Form 10-K for the year ended June 30, 2013, as it may be amended from time to time.

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

Basic earnings per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Common stock equivalents, including warrants and options to purchase the Company's common stock, are excluded from the calculations when their effect is antidilutive. At December 31, 2013 and 2012, the calculation of diluted weighted average shares did not include preferred stock, common stock warrants, or options that are potentially convertible into common stock as those would be antidilutive due to the Company’s net loss position.

Securities, presented on an as-converted to common stock basis, not considered in the calculation of diluted weighted average shares, but that could be dilutive in the future as of December 31, 2013 and 2012, were as follows:

	December 31,
	2013	2012
Series B preferred stock	59,065	59,065
Series D preferred stock	3,121,480	-
Common stock warrants	7,605,771	1,957,033
Common stock options	2,370,072	2,312,072

Total potential dilutive securities	13,156,388	4,328,170

4.	Inventory

Inventory consisted of the following at December 31, 2013 and June 30, 2013:

	December 31,	June 30,
	2013	2013
Raw materials	$168,731	$167,671
Work in process	212,726	195,323
Finished goods	44,876	42,577

Total inventory	$426,333	$405,571

5.	Share-Based Compensation

The following table presents the share-based compensation expense recognized during the three and six months ended December 31, 2013 and 2012:

	Three months		Six months
	ended December 31,		ended December 31,
	2013	2012	2013	2012
Cost of product sales	$4,499	$10,164	$8,921	$20,328
Research and development expenses	3,482	8,717	6,965	17,435
Sales and marketing expenses	879	1,523	1,757	3,182
General and administrative expenses	4,572	8,422	34,141	16,844
Total share-based compensation	$13,432	$28,826	$51,784	$57,789

As of December 31, 2013, total unrecognized compensation expense related to stock-based options was $42,626 and the related weighted-average period over which it is expected to be recognized is approximately 0.82 years.

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

A summary of stock options within the Company’s share-based compensation plans as of December 31, 2013 was as follows:

			Weighted
		Weighted	Average
	Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2013	2,370,072	$1.79	4.57	$125,884
Vested and expected to vest at
December 31, 2013	2,278,260	$1.84	4.50	$114,801
Vested and exercisable at
December 31, 2013	2,080,064	$1.90	4.13	$125,784

There were no options exercised during the six months ended December 31, 2013 and 31,700 options exercised during the six months ended December 31, 2012. The Company’s current policy is to issue new shares to satisfy option exercises. The intrinsic value of the employee options exercised during the six months ended December 31, 2012 was $13,866.

There were 65,000 stock option awards granted and no stock option awards granted during the six months ended December 31, 2013 and 2012, respectively.

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

The table below sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2013 and June 30, 2013, respectively, and the fair value calculation input hierarchy level the Company has determined applies to each asset and liability category.

	Balance at	Balance at	Input
Description	December 31, 2013	June 30, 2013	Hierarchy Level
Assets:
Cash and cash equivalents	$4,414,572	$2,899,927	Level 1
Restricted cash	181,181	181,149	Level 1

Liabilities:
Warrant liability	$23,000	$104,000	Level 2

8.	Preferred Dividends

On December 19, 2013, the Board of Directors declared a dividend on the Series B Preferred Stock of all currently payable and accrued outstanding and cumulative dividends through December 31, 2013 in the amount of $10,632. Dividends on the Series B Preferred Stock were last paid on December 31, 2012 as declared by the Board of Directors on December 21, 2012 in the amount of $10,632. The dividends outstanding and cumulative through December 31, 2013 of $10,632 and through December 31, 2012 of $10,632 were paid as of those dates.

9.	Shareholders’ Equity

Common and preferred stock transactions

On August 29, 2013, the Company entered into an agreement to sell 3,800,985 common units, each consisting of 1 share of common stock and a warrant to purchase 0.816 shares of common stock (the “Common Units”), and 1,670 preferred units, each consisting of 1 share of Series D Convertible Preferred Stock and a warrant to purchase 1,525.23 shares of common stock (the “Preferred Units”) on a firm commitment underwritten basis. The Common Units were sold at an initial per unit purchase price of $0.535 and the Preferred Units were sold at an initial per unit purchase price of $1,000. The warrants are all exercisable at $0.72 per share, are callable, and have a twenty-four month term, with the exercise price and term subject to reduction if shareholder approval is obtained, and are not exercisable until March 1, 2014. Each share of the Series D Convertible Preferred Stock is convertible into 1,869.15 shares of common stock at any time at the option of the holder, subject to adjustment, provided that the holder will be prohibited from converting Series D Convertible Preferred Stock into shares of the Company's common stock if, as a result of such conversion, the holder, together with affiliates, would own more than 9.99% of the total shares of the Company's common stock then issued and outstanding. The preferred shares which are convertible into shares of common stock contain a beneficial conversion feature of $726,378 which was recognized as a deemed dividend to the Series D preferred shareholders on the date of issuance. This public offering resulted in gross proceeds of $3.7 million. The offering yielded approximately $3,279,292 in cash after expenses.

Series D

Series D convertible preferred shares are entitled to dividends in the same form as dividends actually paid on shares of common stock. Series D convertible preferred shares are convertible into shares of common stock at the rate of 1,869.15 shares of common stock for each share of Series D convertible preferred stock (subject to adjustment as provided in the certificate of designation for the Series D Convertible Preferred Stock), and are subject to conversion limitations if the conversion would result in the holder together with its affiliates, beneficially owning more than 9.99% of the total number of shares of our common stock then issued and outstanding. Series D convertible preferred shareholders shall not have the right to vote on any matter other than those set forth in the Certificate of Designation with the potential to specifically adversely affect the Series D Convertible Preferred Stock.

Upon the execution of a fundamental transaction which effects a merger or other change of control transaction of the Company a holder will have the right to receive, upon any subsequent conversion of a share of Series D Convertible Preferred Stock (in lieu of conversion shares) for each issuable conversion share, the same kind and amount of securities, cash or property as it would have been entitled to receive upon the occurrence of such fundamental transaction if it had been, immediately prior to such fundamental transaction, the holder of the shares of common stock into which such holder's shares of Series D Convertible Preferred Stock is then convertible.

Gross proceeds from public offering	$3,703,527
Underwriting discount	(185,176)
Legal and accounting expense	(184,514)
Listing expense	(48,500)
Other expense	(6,045)
Net proceeds	3,279,292

Warrant liability and related offering cost deferral

Based on the guidance contained in ASC 815 “Derivatives and Hedging”, management has concluded that the warrants issued in the October 13, 2011 underwritten registered offering of 2,500,000 shares of common stock should be classified as a derivative liability and has recorded a liability at fair value. The Company determined the fair value of the warrants using the Black-Scholes fair value model. The Company determined the fair value of the warrants on the date of the offering to be as disclosed in the tables below. The Company has recognized a change in fair value as described in the table below:

Change in fair value of the derivative warrant liability for the three months ended December 31, 2013 and 2012, respectively.

	Three months ended	Three months ended
	December 31, 2013	December 31, 2012
Change in fair value	$(117,000)	$55,000

Change in fair value of the derivative warrant liability for purchaser warrants and underwriter warrants contained in an equity transaction on October 19, 2011.

	Three months ended		Three months ended
	December 31, 2013		December 31, 2012
	Quantity[1]	Amount	Quantity[1]	Amount
Balance, beginning of period	650,003	$127,000	650,003	$168,000
Change in fair value	650,003	(107,000)	650,003	50,000
Warrants exercised	-	-	-	-
Balance, end of period	650,003	$20,000	650,003	$218,000

Change in fair value of the derivative warrant liability for purchaser warrants and underwriter warrants contained in an equity transaction on December 7, 2011.

	Three months ended		Three months ended
	December 31, 2013		December 31, 2012
	Quantity[1]	Amount	Quantity[1]	Amount
Balance, beginning of period	63,598	$13,000	63,598	$17,000
Change in fair value	63,598	(10,000)	63,598	5,000
Warrants exercised	-	-	-	-
Balance, end of period	63,598	$3,000	63,598	$22,000
Total fair value of warrant derivative liability at December 31, 2013 and 2012		$23,000		$240,000

Change in fair value of the derivative warrant liability for the six months ended December 31, 2013 and 2012, respectively.

	Six months ended	Six months ended
	December 31, 2013	December 31, 2012
Change in fair value	$(81,000)	$(74,000)

Change in fair value of the derivative warrant liability for purchaser warrants and underwriter warrants contained in an equity transaction on October 19, 2011.

	Six months ended		Six months ended
	December 31, 2013		December 31, 2012
	Quantity[1]	Amount	Quantity[1]	Amount
Balance, beginning of period	650,003	$94,000	650,003	$286,000
Change in fair value	650,003	(74,000)	650,003	(68,000)
Warrants exercised	-	-	-	-
Balance, end of period	650,003	$20,000	650,003	$218,000

Change in fair value of the derivative warrant liability for purchaser warrants and underwriter warrants contained in an equity transaction on December 7, 2011.

	Six months ended		Six months ended
	December 31, 2013		December 31, 2012
	Quantity[1]	Amount	Quantity[1]	Amount
Balance, beginning of period	63,598	$10,000	63,598	$28,000
Change in fair value	63,598	(7,000)	63,598	(6,000)
Warrants exercised	-	-	-	-
Balance, end of period	63,598	$3,000	63,598	$22,000
Total fair value of warrant derivative liability at December 31, 2013 and 2012		$23,000		$240,000

1 Quantity of warrants either issued or outstanding as of the date of valuation.

Warrants

The following table summarizes the warrants outstanding as of the beginning of the fiscal year, warrants exercised and warrants issued during the year and weighted average prices for each category.

		Weighted average
	Warrants	exercise price
Outstanding as of June 30, 2013	1,957,033	$1.38
Warrants issued	5,648,738	0.72
Outstanding as of December 31, 2013	7,605,771	$0.89

Warrants outstanding as of December 31, 2013

Quantity	Expiration date	Exercise price
6,000	June 8, 2015	$1.18
25,000	July 27, 2015	2.00
5,648,738	August 25, 2015	0.72
1,207,832	November 21, 2015	1.56
650,003	October 19, 2016	1.043
63,198	December 7, 2016	1.043
5,000	June 27, 2017	0.98
7,605,771		$0.89

10.	Related Party Transaction

During the six months ended December 31, 2013 and 2012, the Company continued to engage the services of APEX Data Systems, Inc., owned by Dwight Babcock, the Company’s Chairman and Chief Executive Officer, to modify and maintain the Company’s web interfaced data collection application to aggregate patient data in a controlled environment. The Audit Committee and Board of Directors approved the use of the ongoing services of APEX Data Systems. Mr. Babcock recused himself from the Board vote due to his conflict of interest. The cost recorded during the six months ended December 31, 2013 and 2012 from APEX Data Systems, Inc. for the maintenance of the web interfaced data collection application was $9,720 and $8,960, respectively. An additional $6,000 was spent on the implementation of Customer Relationship Management software in the six months ended December 31, 2013.

11.	Subsequent Event

In January 2014, the holder of the 1,670 shares of Series D convertible preferred stock fully exercised its right to convert the 1,670 shares of Series D convertible preferred stock into 3,121,480 shares of common stock which resulted in an increase in shares of common stock outstanding from 38,419,502 to 41,540,982. Subsequent to the conversion, no shares of Series D convertible preferred stock remain outstanding.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, inventories, accrued liabilities, and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on September 30, 2013 are those that depend most heavily on these judgments and estimates. As of December 31, 2013, there had been no material changes to any of the critical accounting policies contained therein.

Results of Operations

Three months ended December 31, 2013 compared to three months ended December 31, 2012.

Revenues. During the three months ended December 31, 2013, total revenue increased from the three months ended December 31, 2012. Revenue generated by prostate brachytherapy and non-prostate related treatments which is described below as Product Sales – (Other) both increased. The increase in revenue from prostate brachytherapy treatments is the result of a new physician being added to a key physician group that resulted in nearly doubling of revenue at an existing treatment facility and the addition of a new treatment facility at which the new physician treated a significant volume of patients as well. While the overall revenue produced by Product Sales – (Other) continued to increase in the three months ended December 31, 2013 when compared to the three months ended December 31, 2012, there continued to be significant variances in utilization of the GliaSite® Radiation Therapy System (the “GliaSite RTS”) and in treating brain cancer and lung cancer with brachytherapy seeds. The newer brachytherapy product sales reported as “other” represent more developmental applications of our product which may not lead to either a long-term revenue source or a significant product line and therefore revenue fluctuation in this segment is expected to be subject to more significant variation from quarter to quarter. Company management intends to actively pursue alternative uses for the Company’s brachytherapy seeds in treatments consistent with the FDA clearance granted permitting the Company to utilize other FDA cleared application methods as a means of administering the treatments. New treatments such as those being initiated by the Company can be expected to experience a staged entry to market in which primary adopters demonstrate the suitability of a treatment, after which wider adoption is possible. The products being implemented by the Company are very dependent on first adopters as a source of revenue which assists in offsetting some of the developmental cost, and there is initially a significant change in revenue period over period that is expected to reach a plateau due to treatment capacity and quantity of cases available to the first adopters until the mainstream adoption occurs, when and if there is favorable publication of the experiences and treatment outcomes of the first adopters. However, to date the Company has only experienced minimal sales to first adopters. Management believes that the overall market for prostate brachytherapy has continued to receive increased pressure from other treatment options with higher reimbursement rates such as Intensity –Modulated Radiation Therapy (IMRT) and Robotics but management believes that combining treatments incorporating brachytherapy with other modalities in the prostate, the addition of new treatment facilities and treatment of other body sites with brachytherapy have the potential to continue to increase revenue. During the three months ended December 31, 2013 and 2012, respectively, all product sales were generated by the brachytherapy seeds and the related methods of application except for the revenue generated by the sales of GliaSite RTS which include the sale of the Iotrex solution, catheter trays and access trays. The conversion of prospects to new GliaSite RTS customers has been a longer process than originally anticipated by the Company. The Company has experienced lengthy timelines in the internal processes of the medical facilities in reviewing and approving the use of the product at the request of their physician(s). These longer than anticipated internal processes are compounded by uncertain timelines and delays in receiving the approval for the requested modification of each facility's nuclear materials license, which is required to begin using GliaSite RTS and is dependent on external government regulators.

Key operating factors
	Three months	Three months
Description	ended 12-31-13	ended 12-31-12	Variance ($)	Variance (%)
Product Sales (Prostate)	$937,296	$840,819	$96,477	11%
Product Sales (Other)	148,112	134,638	13,474	10%
Total product sales	$1,085,408	$975,457	$109,951	11%

Cost of product sales.

Cost of product sales nominally decreased during the three months ended December 31, 2013 compared to the three months ended December 31, 2012.

The two key operating factors that changed significantly in the three months ended December 31, 2013 as compared to the three months ended December 31, 2012 were the addition of the medical device tax and an increase in production costs of the GliaSite RTS. The addition of the medical device tax expense was the result of the implementation of the Affordable Care Act in calendar year 2013. The increase in the GliaSite RTS production costs was the result of additional Iotrex solution required to meet the increased revenue. Additionally, there was a reduction in overall pre-loading costs through a reduction in third-party loading cost, as the Company is loading nearly 100% of its orders in-house, and an improved utilization of pre-loading materials. There was a reduction in other expense as the result of six months property tax expense being recorded during the three months ended December 31, 2012 while there was three months expense recorded during the three months ended December 31, 2013. Nominal changes in other categories of seed production expenses are summarized as Other cost of product sales (Seeds).

Key operating factors

	Three months	Three months
Description	ended 12-31-13	ended 12-31-12	Variance ($)	Variance (%)
Medical device tax expense	$23,612	$-	$23,612	100%
Pre-loading production expense	64,147	80,033	(15,886)	(20%	)
Other expense	17,784	32,547	(14,763)	(45%	)
Other cost of product sales (Seeds)	975,589	998,477	(22,888)	(2%	)
GliaSite RTS	38,182	23,026	15,156	66%
Total cost of product sales	$1,119,314	$1,134,083	$(14,769)	(1%	)

Gross loss.  Gross loss for the three months ended December 31, 2013 decreased compared to the three month period ended December 31, 2012 as a result of increased revenue from product sales reduced by a minimal increase in cost of product sales. Management continued to seek to control variable costs, however, at this time most remaining production costs are of a fixed nature and related to minimum personnel costs to meet peak demand orders.

Key operating factor

	Three months		Three months
Description	ended 12-31-13		ended 12-31-12		Variance ($)	Variance (%)
Gross loss	$(33,906)		$(158,626)		$124,720	79%

Gross loss percentage	(3%	)	(16%	)

Research and development. Research and development costs increased during the three months ended December 31, 2013 compared to the three months ended December 31, 2012. The single category which changed materially was protocol expense as the Company continues to invest in aggregating data regarding the performance of the Company products which was offset by a combination of immaterial changes in other cost categories.

Key operating factors

	Three months	Three months
Description	ended 12-31-13	ended 12-31-12	Variance ($)	Variance (%)
Protocol expense	$53,792	$24,333	$29,459	121%
Other research-development expense	116,238	124,843	(8,605)	(7%	)
Total research and development	$170,030	$149,176	$20,854	14%

Sales and marketing expenses. Sales and marketing expenses were virtually flat in the three months ended December 31, 2013 compared to the three months ended December 31, 2012. The single category which changed materially was travel expense as the Company continues to manage its travel costs as actively as possible which was offset by a combination of nominal changes in other cost categories.

Key operating factors

	Three months	Three months
Description	ended 12-31-13	ended 12-31-12	Variance ($)	Variance (%)
Travel expense	$46,006	$69,794	$(23,788)	(34%	)
Other sales-marketing expense	280,461	252,300	28,161	11%
Total sales and marketing	$326,467	$322,094	$4,373	1%

General and administrative expenses. General and administrative expenses increased in the three months ended December 31, 2013 compared to the three months ended December 31, 2012. The single category which changed materially was bad debt expense (recovery) which was partially offset by a combination of nominal changes in other cost categories. As of December 31, 2012, there was a significant reduction in the amounts classified by management for inclusion in the allowance for doubtful accounts when compared to the balance as of September 30, 2012. This decrease in allowance for doubtful accounts resulted in an unusually large recovery being recognized in the statement of operations during the three months ended December 31, 2012. The amount included in allowance for doubtful accounts at September 30, 2012 was approximately double the next largest balance in allowance for doubtful accounts during the past eight quarters. The reduction in allowance for doubtful accounts during the three months ended December 31, 2012 was the result of the successful collection of amounts due to the Company from its customers.

Key operating factors

	Three months	Three months
Description	ended 12-31-13	ended 12-31-12	Variance ($)	Variance (%)
Bad debt expense (recovery)	(15,082)	(64,949)	49,867	77%
General and administrative (Other)	529,046	534,508	(5,462)	(1%	)
Total general and administrative	$513,964	$469,559	$44,405	9%

Operating loss. Operating loss for the three months ended December 31, 2013 decreased compared to the three months ended December 31, 2012 primarily as the result of the increase in product sales coupled with the non-material decrease in cost of product sales and the non-material increase in operating expenses.

Key operating factor

	Three months	Three months
Description	ended 12-31-13	ended 12-31-12	Variance ($)	Variance (%)
Operating loss	$(1,044,367)	$(1,099,455)	$55,088	5%

Change in fair value of warrant liability. During the three months ended December 31, 2011, there was a warrant derivative liability established upon issuance of warrants during October 2011 to December 2011 to the purchasers in the Company’s registered offering. The warrant liability requires periodic evaluation for changes in fair value. As required at December 31, 2013, the Company evaluated the fair value of the warrant derivative liability using the Black-Scholes option pricing model and applied updated inputs as of those dates. The resulting change in fair value was recorded as of December 31, 2013.

Key operating factor

	Three months	Three months
Description	ended 12-31-13	ended 12-31-12	Variance ($)	Variance (%)
Change in fair value of warrant liability	$117,000	$(55,000)	$172,000	(313%	)

Six months ended December 31, 2013 compared to six months ended December 31, 2012.

Revenues. Revenue generated by prostate brachytherapy experienced a nominal increase while the industry continued to experience a decrease as a whole. The increase in revenue created was the result of a single physician increasing his volume of treatments by a factor of 2.5 times the prior year while other physician changes offset each other. The strategy implemented by management in prior years of diversifying the number of body sites being actively treated with the Proxcelan Cs-131 brachytherapy seed has increased revenue during the six months ended December 31, 2013 compared to the six months ended December 31, 2012. Company management intends to continue to actively pursue alternative uses for the Company’s brachytherapy seeds in treatments consistent with the FDA clearance granted permitting the Company to utilize other FDA cleared application methods as a means of administering the treatments as previously identified and to continue to search out new applications in coordination with physicians.

Management believes that the overall market for prostate brachytherapy has continued to receive increased pressure from other treatment options with higher reimbursement rates such as IMRT and Robotics but that combination treatments incorporating brachytherapy with other modalities in the prostate and treatment of other body sites with brachytherapy have the potential to continue to increase.

	Six months	Six months
Description	ended 12-31-13	ended 12-31-12	Variance ($)	Variance (%)
Product Sales (Prostate)	$1,790,049	$1,722,675	$67,374	4%
Product Sales (Other)	345,274	309,014	36,260	12%
Total product sales	$2,135,323	$2,031,689	$103,634	5%

Cost of product sales. Cost of product sales related to brachytherapy seed sales decreased by a nominal amount during the six months ended December 31, 2013 compared to the six months ended December 31, 2012 as the result of a combination of individually nominal cost reductions which are described as other cost of product sales (Seeds), partially offset by the addition of the medical device tax incurred as part of the Affordable Care Act. Cost of product sales related to GliaSite RTS increased as the result of increased Iotrex production required to support the increased sales of the product along with the addition of the medical device tax incurred as part of the Affordable Care Act. The net result of the reduced cost of product sales related to brachytherapy seeds was offset by an increased cost of product sales related to GliaSite RTS, which resulted in the overall increase in cost of product sales.

Key operating factors

	Six months	Six months
Description	ended 12-31-13	ended 12-31-12	Variance ($)	Variance (%)
Medical device tax	$46,404	$-	$46,404	100%
GliaSite RTS	81,071	38,266	42,805	112%
Other cost of product sales (Seeds)	2,119,062	2,172,474	(53,412)	(2%	)
Total cost of product sales	$2,246,537	$2,210,740	$35,797	2%

Gross loss.  Gross loss for the six month period ended December 31, 2013 decreased compared to the six month period ended December 31, 2012 primarily as a result of the increased product sales reduced by the nominal increase in cost of product sales.

Key operating factor

	Six months		Six months
Description	ended 12-31-13		ended 12-31-12		Variance ($)	Variance (%)
Gross loss	$(111,214)		$(179,051)		$67,837	38%

Gross loss percentage	(5%	)	(9%	)

Research and development. Research and development costs increased by a nominal amount in the six months ended December 31, 2013 compared to the six months ended December 31, 2012 primarily as a result of changes in the key operating factors that net to an overall nominal increase in cost. The single operating factor that increased in research and development expense was the investment in protocol expenses.

Key operating factors

	Six months	Six months
Description	ended 12-31-13	ended 12-31-12	Variance ($)	Variance (%)
Protocol expense	$87,613	$41,191	$46,422	113%
Research and development (Other)	229,407	249,457	(20,050)	(8%	)
Total research and development	$317,020	$290,648	$26,372	9%

Sales and marketing expenses. Sales and marketing expenses increased in the six months ended December 31, 2013 compared to the six months ended December 31, 2012. Travel expense was reduced as a function of reduced meal expenses being incurred during the six months ended December 31, 2013 when compared to the six months ended December 31, 2012. The overall decrease in travel expense and in particular meals expense is the result of a revision of the travel policy governing reimbursement for these expenses. Payroll, benefits and share-based compensation increased as a function of having an increased number of sales employees in the field. Tradeshows and convention expense increased primarily as the result of increased attendance at society meetings, conventions and tradeshows.

Key operating factors

	Six months	Six months
Description	ended 12-31-13	ended 12-31-12	Variance ($)	Variance (%)
Travel expense	$113,627	$135,489	$(21,862)	(16%	)
Payroll, benefits and share-based
compensation	452,137	406,921	45,216	11%
Sales and marketing (Other)	119,888	95,740	24,148	25%
Total sales and marketing	$685,652	$638,150	$47,502	7%

General and administrative expenses. General and administrative expenses increased in the six months ended December 31, 2013 compared to the six months ended December 31, 2012 primarily as a result of one key operating factor. The single key operating factor was public company expense that increased as the result of increased SEC filing expenses in combination with increased investor relations expenses.

Key operating factors

	Six months	Six months
Description	ended 12-31-13	ended 12-31-12	Variance ($)	Variance (%)
Public company expense	$140,854	$117,340	$23,514	20%
General and administrative (Other)	1,024,146	997,072	27,074	3%
Total general and administrative	$1,165,000	$1,114,412	$50,588	5%

Operating loss. Operating loss for the six months ended December 31, 2013 increased compared to the six months ended December 31, 2012 primarily as a result of an overall increase in operating expenses and cost of product sales in excess of the increase in revenue from product sales.

Key operating factor

	Six months	Six months
Description	ended 12-31-13	ended 12-31-12	Variance ($)	Variance (%)
Operating loss	$(2,278,886)	$(2,222,261)	$(56,625)	(3%	)

Change in fair value of warrant liability. During the three months ended December 31, 2011, there were warrant liabilities established upon issuance of warrants to the purchasers and underwriters in the Company’s registered offering during October 2011 to December 2011. Per ASC 820, the warrant liability requires periodic evaluation for changes in fair value. As required at December 31, 2013 and December 31, 2012, the Company evaluated the fair value of the warrant liability using the Black-Scholes option pricing model on which the original warrant liability was based and applied updated inputs as of those dates. The resulting change in fair value was recorded as of December 31, 2013 and December 31, 2012.

	Six months	Six months
Description	ended 12-31-13	ended 12-31-12	Variance ($)	Variance (%)
Change in fair value of warrant liability	$81,000	$74,000	$7,000	9%

Liquidity and capital resources. The Company has historically financed its operations through cash investments from shareholders. During the six months ended December 31, 2013 and December 31, 2012, the Company primarily used existing cash reserves to fund its operations and capital expenditures.

Cash flows from operating activities

Cash used by operating activities is the net loss adjusted for non-cash items and changes in operating assets and liabilities. Management continued to reduce cash consumed in operating activities through a combination of cost reductions and operational efficiencies identified in the results of operations that resulted in an increase in the net loss, which when reduced by the non-cash items and non-cash changes in operating assets and liabilities, resulted in an overall increase in net cash used by operating activities for the six months ended December 31, 2013 when compared to the six months ended December 31, 2012.

Key operating factor

	Six months	Six months
Description	ended 12-31-13	ended 12-31-12	Variance ($)	Variance (%)
Net loss	$(2,197,878)	$(2,147,995)	$(49,883)	(2%	)
Non-cash items	351,632	405,718	(54,086)	(13%	)
Non-cash changes in operating assets and liabilities	108,244	229,281	(121,037)	(53%	)
Net cash used by operating activities	$(1,738,002)	$(1,512,996)	$(225,006)	(15%	)

Cash flows from investing activities

Cash used by investing activities during the six months ended December 31, 2013 was primarily related to the deployment of new equipment to improve the efficiency of operations and in the six months ended December 31, 2012 was primarily related to the capitalization of costs related to other assets. The amounts recorded to restricted cash in both periods are the accrual of interest earned on certificates of deposit with two financial institutions that are a requirement of the Washington State Department of Health.

Key operating factor

	Six months	Six months
Description	ended 12-31-13	ended 12-31-12	Variance ($)	Variance (%)
Purchases of fixed assets	$(14,419)	$-	$(14,419)	100%
Additions to licenses and other assets	(1,562)	(13,407)	11,845	(88%	)
Change in restricted cash	(32)	(84)	52	(62%	)
Net cash used by investing activities	$(16,013)	$(13,491)	$(2,522)	19%

Cash flows from financing activities

Cash provided by financing activities in the six months ended December 31, 2013 and December 31, 2012 was the result of the sales of common stock through registered direct and underwritten offerings. Cash used during the six months ended December 31, 2013 and 2012 was the result of dividend payments to the preferred shareholders.

Key operating factor

	Six months	Six months
Description	ended 12-31-13	ended 12-31-12	Variance ($)	Variance (%)
Preferred dividend payments	$(10,632)	$(10,632)	$-	0%
Proceeds from sale of preferred stock, net	1,478,712	-	1,478,712	100%
Proceeds from sale of common stock	1,800,580	3,305,111	(1,504,531)	(46%	)
Net cash provided by financing activities	$3,268,660	$3,294,479	$(25,819)	(1%	)

Projected Fiscal Year 2014 Liquidity and Capital Resources

At December 31, 2013, the Company held cash and cash equivalents of $4,414,572 as compared to $2,899,927 of cash and cash equivalents at June 30, 2013.

The Company had approximately $4.31 million of cash and cash equivalents and no short-term investments as of February 6, 2014. The Company’s monthly required cash operating expenditures were approximately $290,000 in the six months ended December 31, 2013, which represents a 15% increase or approximately $38,000 from average monthly cash operating expenditures of $252,000 in the six months ended December 31, 2012. The increased use of cash in operating activities of approximately $225,000 is primarily the result of the increased net loss of approximately $50,000 which was driven by the increases in cost of product sales and operating expenses in excess of the increase in revenue, a decrease of $54,000 of cash contributed by changes in non-cash expenses and a decrease of approximately $121,000 of cash contributed by changes in operating assets and liabilities. Management believes that there will not be a significant requirement for capital equipment with the exception of the production of liquid cesium-131 for use in the GliaSite RTS which is expected to be less than $50,000, however, there is no assurance that unanticipated needs for capital equipment may not arise for other needs.

Management intends to continue its existing protocol studies and to begin new protocol studies on lung and inter-cranial cancer treatments using Cesium-131 brachytherapy seeds and the GliaSite RTS. The Company continues to believe that approximately $180,000 in expense will be incurred during fiscal year 2014 related to protocol expenses relating to lung cancer, intra-cranial cancer and both dual therapy and mono therapy prostate cancer protocols but there is no assurance that unanticipated needs for additional protocols in support of the development of new applications of our existing products may not arise.

Based on the foregoing assumptions, management believes cash, cash equivalents, and short-term investments of approximately $4.31 million on hand at February 6, 2014 will be sufficient to meet our anticipated cash requirements for operations and capital expenditure requirements through at least the next twelve months assuming both revenue and expenses remain at current levels.

Management plans to attain breakeven and generate additional cash flows by increasing revenues from both new and existing customers (through our direct sales channels and through our distributors), increasing sales of the Company’s GliaSite RTS, and expanding into other market applications which initially will include inter-cranial, head and neck, and lung implants, while maintaining the Company's focus on cost control. However, there can be no assurance that the Company will attain profitability or that the Company will be able to attain increases in its revenue. Sales in the prostate market have not shown the increases necessary to breakeven during the past six fiscal years and showed only a nominal increase during the six months ended December 31, 2013.

For the six months ended December 31, 2013, revenue from other treatment modalities with brachytherapy seeds has decreased by 16% when compared to the six months ended December 31, 2012. When including the revenue from the sale of GliaSite RTS, revenue from non-prostate treatments has increased 12% in the six months ended December 31, 2013 compared to the six months ended December 31, 2012. As management is focused on increasing revenue from head and neck, colorectal, lung and brain applications of Cesium-131 brachytherapy seeds in addition to increasing the number of cases treated with of the GliaSite RTS, management believes the Company has sufficient cash and cash equivalents to sustain protocols, marketing staff, production staff and production equipment as it works to gain market share.

These non-prostate brachytherapy treatments are in the early stages of application in the clinical setting and the purchasing patterns are subject to the influence of a few key physicians which can significantly influence revenue from quarter to quarter.

There was no material change in the use of proceeds from our public offerings as described in our final prospectus supplements filed with the SEC pursuant to Rule 424(b) on July 17, 2012 and August 29, 2013. Through December 31, 2013, the Company had used the net proceeds raised through the July 2012 and August 2013 offerings as described in the table below and held the remaining net proceeds in cash and cash equivalents. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

Offering description	Period	Net proceeds	Remaining net proceeds
Registered direct offering	July 2012	$3,291,977	$1,133,455
Underwritten offering	August 2013	3,279,292	3,279,292
Total		6,571,269	4,412,747

Management believes that the Company will require additional equity investment to maintain its common stock’s listing status on the NYSE MKT. The Company expects to finance its future cash needs through the conversion of outstanding warrants to purchase common stock, other sales of equity, possible strategic collaborations, debt financing or through other sources that may be dilutive to existing shareholders. Management anticipates that if it raises additional financing that it will be at a discount to the market price and it will be dilutive to shareholders. Of course, funding may not be available to it on acceptable terms, or at all. If the Company is unable to raise additional funds, it may be unable to expand into new applications and may need to curtail operations.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2013. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedures is designed to provide a reasonable level of assurance that the objectives of the system will be met.

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

Progress made on remediating the single deficiency which constituted a material weakness in the six months ended December 31, 2013 consisted of the following:

•	The Company promoted its Controller, Principal Financial and Accounting Officer, to the position of Chief Financial Officer effective October 1, 2013.

As a result of ongoing reviews of all significant and non-routine transactions, management believes that there are no material inaccuracies or omissions of material fact and to the best of its knowledge believes that the consolidated financial statements for the three and six months ended December 31, 2013 fairly present in all material respects the financial condition and results of operations for the Company in conformity with U.S generally accepted accounting principles.

PART II - OTHER INFORMATION

ITEM 1A – RISK FACTORS

There have been no material changes for the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended June 30, 2013, except for the following:

Outstanding Warrants May Depress Share Price. Our warrants issued in August 2013 to purchase 5,648,738 shares of our common stock with an exercise price of $0.72 per share (subject to possible reduction to $0.535 per share if Company shareholder approval is obtained at the upcoming annual meeting to be held on March 5, 2014) become exercisable March 1, 2014 and do not expire until August 29, 2015. Until these warrants are fully exercised or expire, it may depress the price of our common stock to the warrants' exercise price.

Failure to Comply with NYSE MKT Listing Standards And Any Resulting Delisting Could Adversely Affect The Market For Our Common Stock. Our common stock is presently listed on the NYSE MKT. The NYSE MKT will consider delisting a company's securities if, among other things, the company fails to maintain minimum stockholder's equity or the company has sustained losses which are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of the NYSE MKT, as to whether such issuer will be able to continue operations and/or meet its obligations as they mature. There can be no assurance that we will be able to maintain our listing on the NYSE MKT indefinitely. We anticipate falling below the minimum stockholders equity requirement for the quarter ended March 31, 2014. We may need to raise additional capital sooner than anticipated to meet listing standards if the warrants sold in August 2013 are not exercised. If we are unable to raise this capital our shares may become delisted. In the event that our common stock is delisted from the NYSE MKT, trading, if any, in the common stock would be conducted in the over-the-counter market. As a result, our shareholders would likely find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock.

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

There was no material change in the use of proceeds from the July 17, 2012 registered public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on July 17, 2012. Through December 31, 2013, we had begun to use the net proceeds from this registered offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) and had invested all remaining net proceeds in cash and cash equivalents.

On May 13, 2013, we filed a registration statement on Form S-3 to register securities up to $20 million in value for future issuance in our capital raising activities. The registration statement became effective on June 14, 2013 and the Commission file number assigned to the registration statement is 333-188579.

There was no material change in the use of proceeds from the August 29, 2013 public offering closing for the August 2013 underwritten public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on August 29, 2013. Through December 31, 2013, we had not begun to use the net proceeds from this underwritten offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) and had invested all net proceeds in cash and cash equivalents.

The proceeds used during the three months ended December 31, 2013 were from the July 17, 2012 registered public offering and no proceeds from the August 29, 2013 underwritten offering were used.

Proceeds used in the six months ended December 31, 2013:
Indirect payments to directors and officers for database maintenance and development	$15,720
Direct payments of compensation to directors	69,000
Direct payments of salaries to officers	332,107
Working capital	1,347,820
Total proceeds used in the six months ended December 31, 2013	$1,764,647

ITEM 6. EXHIBITS

Exhibits:

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32**	Section 1350 Certifications

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: February 14, 2014

ISORAY, INC., a Minnesota corporation

	By	/s/ Dwight Babcock
Dwight Babcock, Chief Executive Officer (Principal Executive Officer)

	By	/s/ Brien Ragle
Brien Ragle, Chief Financial Officer (Principal Financial and Accounting Officer)

