Form 10-K
period 2014-06-30
IsoRay, Inc.
filed 2014-09-29
CIK 728387

United States Securities and Exchange Commission

Washington, d.c. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2014

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

(NYSE MKT)

Securities registered pursuant to Section 12(g) of the Exchange Act – Series C Preferred Share Purchase Rights

Number of shares outstanding of each of the issuer's classes of common equity:

Class	Outstanding as of September 26, 2014
Common stock, $0.001 par value	54,883,445

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter – $19,025,956 as of December 31, 2013.

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

All statements contained in this Form 10-K, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future revenue, economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under Item 1A – Risk Factors beginning on page 31 below that may cause actual results to differ materially.

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

IsoRay International LLC (International), a Washington limited liability company, was formed on November 27, 2007 and is a wholly-owned subsidiary of the Company. International has entered into various international distribution agreements.

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

Business Operations

Overview

In 2003, IsoRay obtained clearance from the FDA for treatment for all solid tumor applications using Cesium-131. Such applications include prostate cancer; ocular melanoma; head, neck and lung tumors; breast cancer; liver cancer; brain cancer; colorectal cancer; gynecological cancer; esophageal cancer; and pancreatic cancer. The brachytherapy seed form of Cesium-131 may be used in surface, interstitial and intracavity applications for tumors with known radio sensitivity. Management believes its Cs-131 technology will allow it to become a leader in the brachytherapy market. Management believes that the IsoRay Proxcelan® Cesium-131 brachytherapy seed represents the first major advancement in brachytherapy technology in approximately 30 years with attributes that could make it the long-term "seed of choice" for internal radiation therapy procedures.

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

IsoRay began production and sales of Proxcelan® Cesium-131 brachytherapy seeds in October 2004 for the treatment of prostate cancer after clearance of its premarket notification (510(k)) by the Food and Drug Administration (FDA). In December 2007, IsoRay began selling its Proxcelan® Cs-131 seeds for the treatment of ocular melanoma, however, the market for the treatment has been limited generating a minimal amount of revenue for the Company. The Company continues to make the treatment available to interested physicians and medical facilities. In June 2009, the Company began selling its Proxcelan® Cs-131 seeds for treatment of head and neck tumors, commencing with treatment of a tumor that could not be accessed by other treatment modalities. The Company obtained clearance in August 2009 from the FDA to permit loading Cesium-131 into bioabsorbable braided strands, facilitating treatment of lung, head and neck tumors as well as tumors in other organs with Proxcelan® Cs-131. During the fiscal year ended June 30, 2010, the Company expanded the number of areas of the body in which the Proxcelan® Cs-131 seeds were being utilized for treatment by adding lung cancer in August 2009, colorectal cancer in October 2009, and chest wall cancer in December 2009. During the fiscal year ended June 30, 2011, the Company continued the expansion in the number of areas of the body in which the Proxcelan® Cs-131 seeds were being utilized through the addition of the treatment of brain cancer in September 2010 and the treatment of gynecological cancer in December 2010.

In March 2011, the Company received clearance to commercially deliver Proxcelan® Cesium-131 brachytherapy seeds that are preloaded into bioabsorbable braided strands into Europe. This clearance permits the product to be commercially distributed for treatment of lung, head and neck tumors as well as tumors in other organs in Europe.

In August 2011, Medical received clearance from the FDA for its premarket notification (510(k)) for the GliaSite® Radiation Therapy System (GliaSite® RTS). The GliaSite® RTS is the only FDA-cleared balloon catheter device used in the treatment of brain cancer.

In May 2012, Medical received a CE mark for the GliaSite® RTS which states that the Company conforms with the product requirements of the European Council Directive 93/42/EEC. The CE mark allows the GliaSite® RTS to be sold in 31 European countries and to be marketed in the European Free Trade Associate member states and the European Union. In June 2012, the first Cesium-131 brachytherapy seed sutured mesh was implanted on a patient suffering from a recurring meningioma tumor.

Management focused in fiscal 2012 and 2013 on obtaining its regulatory clearances and final research and development of its GliaSite® RTS, entering into international distribution agreements to sell the product in Europe and Australia, and marketing its brain and lung products. The GliaSite® RTS is the world’s only system that enables doctors to use liquid radiation in areas where the cancer is most likely to remain after brain surgery and tumor removal. In fiscal 2013, the Company began using a system developed at the Barrow Neurologic Institute to deliver doses of Cesium-131 to treat malignant meningioma, brain metastases, and primary cancers of the brain. A multi-institutional study was conducted to explore use by Cesium-131 laden strands placed directly into the cavity following surgical resection of brain metastases.

In August 2013, Medical received an approval for an extension to the scope of the CE mark for the GliaSite® RTS. This approval allows Medical to implement certain product improvements that management believes will enhance GliaSite® RTS’s acceptance by customers in the European market.

In December 2013, the Company received clearance for Cesitrex® from the US Food and Drug Administration. Cesitrex® is the liquid form of Cesium-131 and can be used in place of Iotrex®, the liquid form of Iodine-125, in the Company’s GliaSite® RTS. In May 2014, the Company received clearance for Cesitrex® from the Washington Department of Health. In June 2014, the Company delivered its first order of Cesitrex® for use in treating a patient.

While management has not identified additional opportunities to expand treatment to other sites in the body, it continues to investigate potential new opportunities with interested physicians and medical facilities. Management is now focusing primarily on the brain, lung and gynecological markets while the Company continues to research delivery systems other than those historically used by the Company.

Industry Information

Incidence of Prostate Cancer

The prostate is a walnut-sized gland located in front of the rectum and underneath the urinary bladder. Prostate cancer is a malignant tumor that begins most often in the periphery of the gland and, like other forms of cancer, may spread beyond the prostate to other parts of the body. According to the American Cancer Society, approximately one man in seven will be diagnosed with prostate cancer during his lifetime and one man in thirty-six will die of prostate cancer. It is the most common form of cancer in men after skin cancer, and the second leading cause of cancer deaths in men following lung and bronchus cancers. The American Cancer Society estimates there will be about 233,000 new cases of prostate cancer diagnosed and an estimated 29,480 deaths associated with the disease in the United States in 2014. (American Cancer Society, 2014)

Prostate cancer accounts for about 10% of cancer related deaths in men. Prostate cancer incidence and mortality increase with age. The American Cancer Society has reported that the average age of diagnosis for prostate cancer is 66. (American Cancer Society, 2014)

Incidence of Lung Cancer

An estimated 224,210 new cases of lung cancer are expected in 2014, accounting for 13% of all cancer diagnoses in the United States. Lung cancer accounts for the most cancer related deaths in both men and women in the United States. An estimated 159,260 deaths, accounting for about 27% of all cancer deaths, are expected to occur in 2014. (American Cancer Society 2014) This exceeds the combined number of deaths from the next three leading causes of cancer (breast, prostate, and colon cancers). Lung cancer also accounts for 6% of all deaths from any source in the United States. (Cancer Management: A Multidisciplinary Approach, 11th ed. (2008). Richard Pazdur, Lawrence R. Coia, William J. Hoskins, Lawrence D. Wagman; American Cancer Society, 2009.)

The 5-year survival rate is 49% for cases detected when the disease is still localized. (American Cancer Society, 2014)

Incidence of Brain Cancer

An estimated 23,380 new cases of malignant primary tumors of the brain or spinal cord are expected in 2014. The chances of a person developing a malignant tumor of the brain or spinal cord are approximately 1%. The estimated deaths related to malignant tumors in the brain or spinal cord are 14,320 (approximately 8,090 men and 6,230 women). (American Cancer Society, 2014)

The survival rates for brain cancer depend on the type of malignant brain or spinal cord tumor and the age of the person. The survival rates for the most common types of malignant brain and spinal cord tumors are as follows: low-grade (diffuse) astrocytoma between 21% and 65%, anaplastic astrocytoma between 10% and 49%, glioblastoma between 4% and 17%, oligodendroglioma between 64% and 85%, anaplastic oligodendroglioma between 38% and 67%, ependymoma/anaplastic ependymoma between 85% and 91%, and meningioma between 67% and 92%. (American Cancer Society, 2014)

Incidence of Head and Neck Cancers

An estimated 55,070 new cases of head and neck cancer are expected to be diagnosed in the United States in 2014 including 28,030 cases of oral cavity cancer (i.e. tongue, mouth and other oral cavity), 12,630 cases of laryngeal cancer, and 14,410 cases of pharyngeal cancer. (American Cancer Society, 2014)

Incidence of Gynecological Cancers (Vaginal and Vulvar Cancer)

An estimated 8,020 new cases of vaginal (3,170) and vulvar (4,850) cancers are expected to be diagnosed in the United States in 2014. The estimated deaths related to vaginal and vulvar cancer are estimated to be 1,910 (880 vaginal and 1,030 vulvar). (American Cancer Society, 2014)

There are different types of vaginal and vulvar cancers. Vaginal cancers and vulvar cancer can include squamous cell carcinoma, adenocarcinoma, melanoma, sarcoma, and basal cell carcinoma (vulvar cancer only). Vaginal cancer is rare and about 1 in 1,100 women will develop vaginal cancer in their lifetime. Vulvar cancer makes up 4% of cancers within the female reproductive organs and it accounts for approximately 0.6% of all cancers in women. (American Cancer Society, 2014)

Incidence of Ocular Melanoma

The American Cancer Society estimates that 2,730 new cases of cancers of the eye and orbit (primarily melanoma) will be diagnosed in 2014 and about 310 deaths from cancer of the eye will occur in 2014 in the United States. Primary eye cancer can occur at any age but the risk increases as people get older. Secondary eye cancers, i.e. cancers that spread to the eye from a different part of the body, are more common than primary eye cancer. (American Cancer Society, 2014)

Incidence of Colorectal Cancer

An estimated 136,860 new cases of colorectal cancer are expected in the United States in 2014 including 96,830 new cases of colon cancer and 40,000 new cases of rectal cancer. (American Cancer Society, 2014)

Prostate Cancer Treatment Options and Protocol

Prostate cancer treatment remains a key focus of Company. Once diagnosed, prostate cancer can generally be divided into one of the three “risk groups”: low, intermediate and high risk1. As risk increases so does the probability of advanced cancer at diagnosis and the probability of failing treatment with cancer progression or recurrence.

1 http://www.cancer.gov/cancertopics/treatment/prostate/understanding-prostate-cancer-treatment/page3

True “low risk” prostate cancers are confined wholly to the prostate gland. These cancers can be treated by a variety of approaches, all of which seek to remove or lethally damage cells within the prostate gland. As risk increases, the options become fewer, largely due to the need to treat cancer that has escaped the prostate and is no longer easily targeted.

IsoRay’s Proxcelan® Cesium-131 sources are an option in the treatment of prostate cancers of all risk levels, but like most other prostate cancer treatments are most successful in the more prevalent low risk category. The diagnosis of prostate cancer – and especially low risk prostate cancer – has been potentially reduced with the introduction of guidelines dissuading the use of serum PSA screening at the general practitioner level as a means to detect prostate cancer early in men with no symptoms of prostate cancer2.

2 http://www.uspreventiveservicestaskforce.org/prostatecancerscreening/prostatefinalrs.htm

Furthermore, the deferral of cancer-eradicating (definitive) prostate cancer treatments such as surgery and radiation therapy has become more popular as some men with prostate cancer have decided to “watch” the cancer using a variety of diagnostic tools – a trend known as “active surveillance”.

As such, the industry has experienced an overall decrease in the number of low risk cases of prostate cancer diagnosed due to reduced PSA screening, as well as a larger number of men who are deferring treatment altogether at a higher rate than seen historically. Intense competition in the space due to numerous established treatment options along with recently added entrants has further eroded existing market share.

Still, minimally invasive brachytherapy such as that provided by Company’s Proxcelan® Cesium-131 brachytherapy products provides significant advantages over competing treatments including lower cost, equal or better survival data, fewer side effects, faster recovery time and the convenience of a single outpatient implant procedure that generally lasts less than one hour (Grimm, et al., British Journal of Urology International, Vol. 109 (Suppl 1), 2012; Merrick, et al., Techniques in Urology, Vol. 7, 2001; Potters, et al., Journal of Urology, May 2005; Sharkey, et al., Current Urology Reports, 2002).

In addition to permanent, low-dose rate (LDR) brachytherapy, such as Proxcelan®, localized prostate cancer can be treated with prostatectomy surgery (RP for radical prostatectomy), external beam radiation therapy (EBRT), three-dimensional conformal radiation therapy (3D-CRT), intensity modulated radiation therapy (IMRT), dual or combination therapy, permanent, high dose rate brachytherapy (HDR), cryosurgery, hormone therapy, and watchful waiting. The success of any treatment is measured by the feasibility of the procedure for the patient, morbidities associated with the treatment, overall survival, and cost. When the cancerous tissue is not completely eliminated, the cancer typically returns to the primary site, often with metastases to other areas of the body.

Prostatectomy Surgery Options. Radical prostatectomy (RP) is surgery that is done to cure prostate cancer. It is used most often if it looks like the cancer has not spread outside of the gland. In this operation, a surgeon will remove the entire prostate gland plus some of the tissue around it, including the seminal vesicles. According to a study published in the Journal of the American Medical Association in January 2000, approximately 60% of men who had a RP reported erectile dysfunction as a result of surgery. This same study stated that approximately 40% of the patients observed reported at least occasional incontinence. New methods such as laparoscopic and robotic prostatectomy surgeries are currently being used more frequently in order to minimize the nerve damage that leads to impotence and incontinence, but these techniques require a high degree of surgical skill. (American Cancer Society, 2014)

Primary External Beam Radiation Therapy (EBRT). EBRT involves directing a beam of radiation from outside the body at the prostate gland to destroy cancerous tissue. EBRT treatments are received on an outpatient basis five days per week usually over a period of seven to nine weeks. Today, standard EBRT is used much less often than in the past. Side effects of EBRT can include bowel problems, bladder problems, urinary incontinence, impotence, fatigue, lymphedema, and urethral stricture. (American Cancer Society, 2014)

Three-dimensional Conformal Radiation Therapy (3D-CRT). 3D-CRT uses a special computer to map the location of the prostate and then radiation beams are aimed at the prostate from several directions. This makes it less likely that the radiation will damage healthy normal tissue. This radiation therapy has been determined to be at least as effective as EBRT with fewer side effects. (American Cancer Society, 2014)

Intensity Modulated Radiation Therapy (IMRT). IMRT is considered a more advanced form of 3D-CRT in which sophisticated computer control is used to aim the beam at the prostate from multiple different angles and to vary the intensity of the beam. Thus, damage to normal tissue and critical structures is minimized by distributing the unwanted radiation over a larger geometric area. This course of treatment is similar to EBRT but requires daily doses over a period of seven to nine weeks to deliver the total dose of radiation prescribed to kill the tumor. An increasingly popular therapy for patients with more advanced prostate cancer is a combination of IMRT with seed brachytherapy, known as combination or dual therapy. IMRT is generally more expensive than other common treatment modalities. (American Cancer Society, 2014)

Dual or Combination Therapy. Dual therapy is the combination of IMRT or 3-dimensional conformal external beam radiation and seed brachytherapy to treat extra-prostatic extensions or high risk prostate cancers that have grown outside the prostate. Combination therapy treats high risk patients with a full course of IMRT or EBRT over a period of several weeks. When this initial treatment is completed, the patient must then wait for several more weeks to months to have the prostate seed implant. (American Cancer Society, 2014) Management estimates that at least 25% of all U.S. prostate implants are now dual therapy cases.

High Dose Rate Temporary Brachytherapy (HDR). HDR temporary brachytherapy involves placing very tiny plastic catheters into the prostate gland, and then giving a series of radiation treatments through these catheters. The catheters are then removed, and no radioactive material is left in the prostate gland. A computer-controlled machine inserts a single highly radioactive iridium-192 seed into the catheters one by one. This procedure is typically repeated at least three times while the patient is hospitalized for at least 24 hours. (American Cancer Society, 2014)

Cryosurgery. Cryosurgery is sometimes used to treat prostate cancer by freezing the cells with cold metal probes. It is used only for prostate cancer that has not spread, and may not be a good option for men with large prostate glands. The probes are placed through cuts (incisions) between the anus and the scrotum. Cold gases are then passed through the probes, which creates ice balls that destroy the prostate gland. There are benefits and drawbacks to cryosurgery. Because it is less invasive than radical surgery, there is less loss of blood, a shorter hospital stay, shorter recovery time, and less pain. But freezing can damage nerves near the prostate, which results in a high rate of impotence. For this reason, most doctors do not include cryosurgery among the first options they recommend for treating prostate cancer. (American Cancer Society, 2014)

Additional Treatments. Additional treatments include hormone therapy, vaccine treatment and chemotherapy. Hormone therapy is generally used to shrink the tumor or make it grow more slowly but will not eradicate the cancer. Likewise, chemotherapy will not eradicate the cancer but can slow the tumor growth and can be given by mouth or by an injection into a vein. Additionally, vaccine treatment can be used to extend the life of a patient with advanced prostate cancer that does not respond to hormone therapy. The vaccine is made specifically for each individual man and it is made with the man’s own white blood cells and the cells are used to help other immune system cells fight the prostate cancer. Generally, these treatment alternatives are used by doctors to extend patients' lives once the cancer has reached an advanced stage or in conjunction with other treatment methods. Hormone therapy can cause impotence, decreased libido, fatigue, weight gain, depression, osteoporosis, anemia, hot flashes, and breast enlargement. Most recently, hormone therapy has been linked to an increased risk of cardiovascular disease in men with certain pre-existing conditions such as heart disease or diabetes. Chemotherapy can cause anemia, nausea, hair loss, loss of appetite, diarrhea, mouth sores, lowered resistance to infection, and fatigue. The vaccine treatment is milder than the hormone or chemotherapy treatments but some common side effects include fever, back and joint pain, chills, fatigue, and headaches. (American Cancer Society, 2014)

Watchful Waiting and Active Surveillance. Because prostate cancer often grows very slowly, some men (especially those who are older or who have other major health problems) may never need treatment for their cancer. Instead, their doctor may suggest an approach called watchful waiting (also called expectant management or active surveillance). Until recently, watchful waiting meant waiting until the cancer was causing symptoms before starting any treatment. Now, it is more common to watch the patient closely with a combination of regular PSA tests, rectal exams, and ultrasound exams to see if the cancer is growing. If the cancer seems to be growing or getting worse, the doctor may suggest starting treatment.

Not all experts agree how often testing should occur for active surveillance. There is also debate about the best time to start treatment. Still, some early studies have shown that among men who choose active surveillance, those who elect not to be treated do as well as those who decide to start treatment right away. Active surveillance may be a good choice if the cancer is not causing any symptoms, is likely to grow slowly, and is small and contained in one place in the prostate. If the patient is young, healthy, and has a cancer that is growing fast, active surveillance may not provide adequate protection from the cancer spreading to other parts of the body. Some men choose watchful waiting because, in their view, the side effects of strong treatment outweigh the benefits. Others are willing to accept the possible side effects of active treatments in order to try to remove or destroy the cancer. (American Cancer Society, 2014)

Low Dose Rate Permanent Brachytherapy (LDR). LDR permanent brachytherapy involves placing pellets or seeds of radioactive material inside thin needles which are then placed into the prostate. The pellets/seeds are left in place and emit low dose rate radiation for weeks or months. The pellets/seeds can deliver a large dose of radiation to a small area of the body thereby reducing the damage done to healthy tissue that is close to the prostate. (American Cancer Society, 2014)

Iodine-125 (I-125) and Palladium-103 (Pd-103) are two isotopes, other than Cesium-131, that are currently used for LDR permanent brachytherapy. A number of published studies describing the use of I-125 and Pd-103 brachytherapy in the treatment of early-stage prostate cancer have been very positive when compared to other treatment options. A study of 2,963 prostate cancer patients who underwent brachytherapy as their sole therapeutic modality at 11 institutions across the U.S. concluded that low-risk patients (who make up the majority of localized cases) who underwent adequate implants experienced rates of PSA relapse survival of greater than 90% between eight and ten years (Zelefsky MJ, et al, "Multi-institutional analysis of long-term outcome for stages T1-T2 prostate cancer treated with permanent seed implantation" International Journal of Radiation Oncology Biology Physics, Volume 67, Issue 2, 2007, 327-333).

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

Comparing Cesium-131 to I-125 and Pd-103 Clinical Results

The Company’s Proxcelan® Cesium-131-based permanent brachytherapy treatment was introduced in 2004, as compared to the other permanent brachytherapy sources-Iodine-125 (introduced 1965) and Palladium-103 (introduced 1986). Thus, it has only been recently that the achievement of significant follow-up in patient studies has occurred for the Company’s Cesium-131 product.

As stated earlier, Company management believes that the long-term results already reported for Iodine-125 and Palladium-103 based prostate brachytherapy confirm the validity of permanent prostate brachytherapy, and at least comparable long-term outcomes are likely with Cesium-131 treatment.

However management also believes that Cesium-131 will ultimately prove to possess clinical advantages over the two other permanently implantable isotopes. These advantages are speculated to be better performance in elevated risk cases (especially intermediate risk localized prostate cancers) and a more rapid resolution of side effects. Both advantages are related to the shorter half-life of Cesium-131 as compared to the other two isotopes.

The most recent clinical data was presented at the annual meeting of the American Brachytherapy Society in April 2014. Dr. Brian Moran of the Chicago Prostate Center reported a 92.6% rate of success at five years after treatment for 69 patients with prostate cancer following treatment with Cesium-131 brachytherapy (Moran BJ, Braccioforte MH. PSA Outcomes in a Single Institution, Prospective Randomized 131Cs/125I Prostate Brachytherapy Trial. (Brachytherapy 2014 13(S1)S34). At the same meeting, Dr. Rajagopalan of the University of Pittsburgh Medical Center reported a six year success rate of 95.4% in 243 Cesium-131 treated patients (Six-year biochemical outcome in patients treated with Cs-131 brachytherapy as monotherapy for prostate cancer. Brachytherapy 2014 13(S1)S38).

When taken together with the multi-institutional 5 year outcome presentation by Prestidge and others, where a group of 100 patients from multiple institutions exhibited a PSA disease-free rate of 98% at five years (Prestidge B. et al. Five-year biochemical control following Cesium-131 Permanent Prostate Brachytherapy in a Multi-Institutional Trial. Brachytherapy 2011 10(3S1)S27.), a strong case for an outstanding rate of durable PSA (biochemical) success can be made.

Furthermore, in all three reports a significant proportion of “intermediate risk” patients (who are at greater risk of failure following any treatment compared to most prostate cancer patients) were included in the studies. Despite this added risk – 37% of patients across all three studies were intermediate risk -- the failure rate for the three studies together average a 95% rate of success at five years and beyond for a total of 412 patients under study.

Improved side-effect profile.

In addition to the cancer-related outcomes described for prostate brachytherapy, it has been noted that a significant proportion of patients who undergo I-125 or Pd-103 brachytherapy experience acute urinary irritative symptoms following treatment – in fact more so than with surgery or external beam radiation therapy (Frank SJ, et al, "An assessment of quality of life following radical prostatectomy, high dose external beam radiation therapy, and brachytherapy iodine implantation as monotherapies for localized prostate cancer" Journal of Urology, Volume 177, 2007, 2151-2156). These irritative symptoms can range from an increased frequency of urination to significant pain upon urination. Because the portion of the urethra that runs through the prostate takes high doses from the implant, these side effects are fairly common following prostate brachytherapy.

Recent completed studies show that Cesium-131, with the shortest available half-life of the commonly used implantable isotopes, results in a quicker resolution of these irritative symptoms based on the shorter time interval over which normal tissue receives radiation from the implanted sources than for longer lived isotopes such as I-125. (Shah H, et al. A comparison of AUA symptom scores following permanent low-dose-rate prostate brachytherapy with iodine-125 and cesium-131. Brachytherapy 2013:12(SI)S64)).

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

The resolution of urinary side effects advantage of Company’s Proxcelan Cesium-131 product as pictured in the graphic above has been observed in a second study, presented at the 2013 Annual Meeting of the American Brachytherapy Society (Shah AB, Shah AA, Fortier GA. A comparison of AUA symptom scores following permanent low dose rate prostate brachytherapy with iodine-125 and cesium-131. Brachytherapy 2013 12(Suppl. 1)S64).

As seen in the plot of these AUA scores, the duration of an elevated side effect (AUA) score profile resolved to pre-treatment levels more quickly with the Cesium-131 group than with the Iodine-125 group. All patients were treated at the same institution by the same physicians, and the difference in the time to resolution was considered significant.

Non-Prostate Product Offerings

Lung Cancer Treatment Options

Lung cancer has historically been treated utilizing surgery, radiation therapy, other local treatments, chemotherapy and targeted therapy including LDR bachytherapy. More than one kind of treatment may be used, depending on the stage of the patient's cancer and other factors. (American Cancer Society, 2014)

1.	Surgery generally involves removing a portion of the lung (lobectomy, segmentectomy, and wedge resection), the entire lung (pneumonectomy) or a sleeve resection for some cancers in the large airways in the lungs. The type of operation depends on the size and place of the tumor and on how well the patient's lungs are working. (American Cancer Society, 2014)

2.	Chemotherapy may be used either as a primary treatment or a secondary treatment depending on the type and stage of the lung cancer. Chemotherapy ("chemo") is treatment with anti-cancer drugs that are put into a vein or taken by mouth. These drugs enter the bloodstream and go throughout the body, making this treatment useful for cancer that has spread (metastasized) to organs beyond the lung. Doctors give chemo in cycles, with each round of treatment followed by a break to allow the body time to recover. Chemo cycles generally last about 3 to 4 weeks, and the treatments may involve 4 to 6 cycles. Chemotherapy may be used as a main treatment for more advanced cancers or for some people who are not healthy enough for surgery, to try to shrink a tumor before surgery, or after surgery to try to kill any cancer cells that may have been left behind. (American Cancer Society, 2014)

3.	Radiation treatment is the use of high-energy rays to kill cancer cells or shrink tumors. The radiation may come from outside the body (external radiation) or from radioactive seeds placed into or next to the tumor (brachytherapy).

•     External Beam Radiation Therapy (EBRT) is focused from outside the body on the cancer. This is the type of radiation most often used to treat a primary lung cancer or its spread to other organs. Most often, radiation treatments are given 5 days a week for 5 to 7 weeks. Newer types of this type of radiation are called 3D-CRT, IMRT, and stereotactic body radiation therapy (SBRT). (American Cancer Society, 2014)

•     High Dose Rate (HDR) Brachytherapy (internal radiation therapy) is used most often to shrink tumors to relieve symptoms caused by lung cancer that is blocking an airway and is increasingly being used as part of a larger treatment plan to attempt to cure the cancer. For this type of treatment, the doctor places a small source of radioactive material (often in the form of seeds or pellets) right into the cancer or into the airway next to the cancer. This is usually done through a bronchoscope, and is increasingly done during surgery. The pellets are usually removed after a short time. (American Cancer Society, 2014)

•     Low Dose Rate Brachytherapy is most often used in combination with surgery in early stage (stages I and II) non-small cell lung cancers for patients who cannot tolerate the surgical removal of a large portion of their lung. In these cases, a smaller amount of lung tissue than usual is removed at surgery, at which time a number of permanently implanted seeds are placed into the cut tissue. The addition of brachytherapy to surgery in these patients has been shown to reduce the recurrence of cancer regrowth (Colonias A, et al. International Journal of Radiation Oncology, Biology, Physics Volume 79, p 105-9, 2011.)

The Company believes that Cesium-131, with its shorter half-life (faster rate of decay) and relatively high energy, is better suited for treating lung cancer in Stages I and II than I-125. The bioabsorbable mesh used in this procedure to apply the Proxcelan® Cesium-131 brachytherapy seeds generally dissolves after about 45 days. Cesium-131 delivers 90% of its dose in 33 days and is therefore well-suited to use with bioabsorbable mesh. A report was published in November 2011 describing the more technical details applicable to Cesium-131 implants (Parashar B, et al.  Cesium-131 Permanent Seed Brachytherapy: Dosimetric Evaluation and Radiation Exposure to Surgeons, Radiation Oncology, and Staff.  Brachytherapy 10(6):508-513, 2011).

In April 2012, the Company initiated a 100 patient study of Cesium-131 brachytherapy in the treatment of early stage non-small cell lung cancer (NSCLC). In this study, patients who are poor candidates for large surgical resections undergo a limited (sub-lobar) resection followed by Cesium-131 mesh brachytherapy. This study is based upon strong evidence collected to date suggesting that Iodine-125 mesh implants utilized in a similar way assist the limited surgical resection in achieving high rates of local cancer control. (see Colonias, et al. Mature Follow-up for High Risk Stage I Non-Small Cell Lung Carcinoma Treated with Sub-lobar Resection and Intra-operative Iodine-125 Brachytherapy. International Journal of Radiation Oncology Biology Physics 2011, 79(1), 105.) As of June 30, 2014, eighty-one patients were enrolled in the study.

Brain Cancer Treatment Options

Most brain and spinal cord tumors are difficult to treat and require several specialists. The most common forms of treatment are resection at surgery (craniotomy); radiation therapy which may include external beam radiation therapy (EBRT), three-dimensional conformal radiation therapy (3D-CRT), intensity modulated radiation therapy (IMRT), conformal proton beam radiation therapy, stereotactic radiosurgery, and brachytherapy; chemotherapy; targeted therapy; and other types of drugs (including corticosteroids and anti-seizure drugs). (American Cancer Society, 2014)

Treatment is determined based on an individual’s specific type of tumor as well as other factors and in many cases the best course of action is a combination of the treatment options discussed above.

The treatment of brain cancer with Cesium-131 now has several delivery methods, including the implantable mesh described above, single seed applications, implantable strands, and by implantable device, including the GliaSite® RTS (which now uses Iotrex®, a form of liquid Iodine 125, and Cesitrex®, a form of liquid Cesium-131), the world’s only liquid radiation balloon catheter device used in the treatment of brain cancer. During the year ended June 30, 2014, there were fifty patients treated with Company products for brain cancer.

Head and Neck Cancer Treatment Options

Most head and neck cancers historically have been treated with some combination of surgery including tumor resection; Mohs micrographic surgery; full or partial mandible (jaw bone) resection; maxillectomy; laryngectomy; full or partial glossectomy (tongue); neck dissection; pedicle or free flap reconstruction; tracheostomy; gastrostomy tube or dental extraction and implants; chemotherapy and radiation therapy including external beam radiation therapy (EBRT) accelerated and hyperfractionated radiation therapy, three-dimensional conformal radiation therapy (3D-CRT) and intensity modulated radiation therapy (IMRT), and brachytherapy (both high-dose rate (HDR) and low-dose rate (LDR)). (American Cancer Society, 2014)

Surgery is the most common option. Chemotherapy is often used in conjunction with surgery or radiation therapy depending on the type and stage of the cancer. External beam radiation therapy and brachytherapy have been used together or in combination with surgery or chemotherapy. (American Cancer Society, 2014)

Management believes Proxcelan® Cesium-131 continues to represent an improved approach to brachytherapy treatment of specific head and neck cancers. During the year ended June 30, 2014, there were seventeen patients that were treated with Company products for head and neck cancers.

Gynecological Cancer Treatment Options (Vaginal and Vulvar Cancer)

In addition to brachytherapy to treat gynecological cancers such as vaginal and vulvar cancers, other treatment options include surgery, laser surgery, radiation therapy, chemotherapy, and topical treatments. Surgery is often only used for vaginal cancers when it is a small stage I tumor and for cancers that have not been cured by radiation alone. (American Cancer Society, 2014)

Surgery for vaginal cancers can include local excision, vaginectomy, trachelectomy, hysterectomy, vaginal reconstruction, lymphadenectomy, and pelvic exenteration. Surgery options for vulvar cancer include laser surgery, excision, vulvectomy, pelvic exenteration, inguinal lymph node dissection, and sentinel lymph node biopsy. (American Cancer Society, 2014)

Radiation therapy options for vaginal cancer and vulvar cancer includes external beam radiation and is delivered much like getting a diagnostic x-ray. The common side effects of radiation therapy include upset stomach, fatigue, and loose bowels. (American Cancer Society, 2014)

Chemotherapy uses anti-cancer drugs most often prescribed intravenously, taken by mouth or applied to the skin as an ointment. Often it may be given before or after surgery to assist in shrinking the cancer or to make radiation work better for vaginal cancers. In more advanced vulvar cancers, it can be given with radiation therapy before surgery to attempt to shrink the tumor before surgery. The common side effects of chemotherapy for both vaginal and vulvar cancers include nausea and vomiting, temporary loss of hair, increased or decreased appetite, mouth or vaginal sores, and changes in menstrual cycles, premature menopause, or infertility. (American Cancer Society, 2014) During the year ended June 30, 2014, there were fourteen patients treated with Company products for gynecological cancers.

Ocular Melanoma Treatment Options

In addition to brachytherapy to treat ocular melanoma, other treatment options include surgery, external beam radiation, chemotherapy, and laser therapy. Surgery could include removal of part of the iris, a portion of the outer eyeball, or the removal of the entire eyeball, and is used less often than in the past as the use of radiation therapy has grown. External beam radiation (including conformal proton beam radiation therapy and stereotactic radiosurgery) involves sending radiation from a source outside the body that is focused on the cancer but has not been as widely used to date for ocular melanoma. Laser therapy, rarely used now to treat ocular melanoma, burns the cancerous tissue by using a highly focused, high-energy light beam. (American Cancer Society, 2014)

Brachytherapy has become the most commonly used radiation treatment for most eye melanomas. Studies have shown that in many cases it is as effective as surgery (enucleation). Brachytherapy using Cesium-131, I-125, or Pd-103 is done by placing the seeds in a plaque (shaped like a small cap) that is attached to the eyeball with minute stitches in a procedure that lasts 1 to 2 hours and is usually kept in place for 4 to 7 days. The patient generally stays in the hospital until the plaque is removed from the eye during a procedure that takes less than 1 hour. Brachytherapy cures approximately 9 out of 10 small tumors and can preserve the vision of some patients. (American Cancer Society, 2014) Management believes that while Cesium-131 provides the best treatment alternative, it is at a disadvantage to I-125 or Pd-103 as a result of Cs-131's short half-life, which requires it to be ordered and manufactured for each procedure and unable to be inventoried. Most patients are unwilling to wait for it to be ordered when the other products are often available immediately. The treatment of ocular melanoma was the first opportunity for the Company to utilize the Cs-131 brachytherapy seed in a treatment other than a prostate application but does not comprise a significant portion of the Company’s business.

Colorectal Treatment Options

Colorectal cancer has historically been treated using surgery, radiation therapy, chemotherapy, immunotherapy and other targeted therapies. (American Cancer Society, 2014)

For the treatment of early stage colon and rectal cancers, surgery is often the main treatment. Colorectal surgeries include open colectomy, laparoscopic-assisted colectomy, and polypectomy and local excision. Rectal surgeries include polypectomy and local excision, local transanal resection, transanal endoscopic microsurgery (TEM), lower anterior resection, proctectomy with coloanal anastomosis, abdominoperineal resection and pelvic exenteration. (American Cancer Society, 2014)

For the treatment of colorectal cancers beyond early stage, other surgery treatments (radiofrequency ablation, ethanol ablation, cryosurgery and hepatic artery embolization), radiation therapy (external beam radiation, endocavitary radiation, brachytherapy, yttrium-90 microsphere radioembolization), chemotherapy, and targeted therapies (Avastin, Erbitux, Vectibix, and Stivarga) can be used. (American Cancer Society, 2014)

Low-dose rate (LDR) brachytherapy including Proxcelan® Cesium-131 is typically utilized in treating individuals with rectal cancer who are not healthy enough to tolerate curative surgery. This is generally a one-time only procedure and does not require ongoing visits for several weeks as is common with other types of radiation therapy such as external-beam radiation therapy and endocavitary radiation therapy. Management believes that the advantages provided by Cesium-131 shown through the treatment of other cancers will benefit patients utilizing Proxcelan® Cesium-131 brachytherapy seeds in the treatment of their colorectal cancers with low-dose rate brachytherapy. The treatment of colorectal cancer is an additional non-prostate application of the Company’s product which by itself is not a significant portion of the Company’s business. However, when aggregated with the other non-prostate applications, it contributes to the overall growth in the Company’s non-prostate applications.

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

Studies with longer follow-up periods report very high rates of PSA control post-treatment with Cesium-131 for prostate cancer: 95% at four years (Moran B, et al. Cesium-131 Prostate Brachytherapy: PSA Outcome. Int. J. Radiation Oncology Biol Phys. 2010:78(3S1) S375.) and 98% at five years. (Prestidge B. et al. Five-year biochemical control following Cesium-131 Permanent Prostate Brachytherapy in a Multi-Institutional Trial. Brachytherapy 10(3) Suppl.1:S27.)

A recent report from the University of Pittsburgh Medical Center confirms these high rates of prostate cancer control with definitive Cesium-131 treatment – 162 patients exhibited PSA control of 93% at five years (Rajagopalan M, et al. Five year biochemical outcome in patients treated with 131 Cs brachytherapy as monotherapy for prostate cancer. Brachytherapy 2013:12(SI)S66)).

Our Strategy

The key elements of IsoRay's strategy for fiscal year 2015 include:

Continue to introduce the Proxcelan® Cesium-131 brachytherapy seed into the U.S. market for prostate cancer. Prostate cancer treatment represents the original and core business for the Company's Proxcelan® Cesium-131 product. With five year data relating to biochemical (PSA) control of prostate cancer now presented to the prostate cancer field, IsoRay intends to continue to seek to increase the number of centers using Proxcelan® through its direct sales force. Because intermediate- to long-term follow-up data is required to convince clinicians and patients to consider any particular therapy for localized prostate cancer, the availability of five-year data with Proxcelan® in the treatment of prostate cancer represents a significant milestone. IsoRay hopes to capture much of the incremental market growth if and when seed implant brachytherapy recovers market share from other treatments, take market share from existing competitors, and expand the use of Cesium-131 as a dual therapy option where it has experienced success.

Improve distribution of the GliaSite® RTS in the United States and European Union (EU). In June of 2010, the Company acquired exclusive worldwide distribution rights to the GliaSite® RTS, the only FDA-cleared balloon catheter device used in the treatment of brain cancer, from Hologic Inc. The Company received a CE Mark in May 2012 allowing distribution in 31 countries. The Company distributes the product using a German distributor to Germany (the location of the first European sale in July 2012) and other European nations. To date, fourteen cases in Europe and nine cases in the U.S. have been treated with GliaSite® RTS sold by the Company directly or through a distributor. In fiscal 2014, the Company entered into international distribution agreements with independent distributors in Russia and Peru. Additionally in fiscal year 2014, the Company announced that Greek governmental approval was obtained for its entire product line. The Company plans to contact previous users of the product and leverage significant existing clinical data related to the safety and effectiveness of the GliaSite® RTS in order to restore the GliaSite® RTS as a strong treatment option for patients suffering from primary and metastatic brain cancers.

Increase utilization of Cesium-131 in treatment of other solid tumor applications such as lung, brain, head and neck, chest wall, and colorectal cancers. IsoRay Medical has clearance from the FDA for its premarket notification (510(k)) for Proxcelan® brachytherapy seeds that are preloaded into bioabsorbable braided strands and bioabsorbable braided strands attached to bioabsorbable mesh. This order cleared the product for commercial distribution for treatment of lung and head and neck tumors as well as tumors in other organs. IsoRay has successfully launched an initiative to market its Proxcelan® source in bioabsorbable carrier material as a lung cancer treatment. It has begun selling its lung cancer treatment product but has not been in the market long enough to determine long-term success of the product. The Company continues to sell product to physicians treating lung cancer while continuing to compile treatment outcomes for publication. IsoRay will continue to explore licenses or joint ventures with other companies to develop the appropriate technologies and therapeutic delivery systems for treatment of other solid tumors.

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

Over fiscal year 2014, five presentations were accepted by and presented at the annual meeting of the American Brachytherapy Society describing Cesium-131 treatment of prostate and ocular cancers.  Six presentations were accepted by and presented at the annual meeting of the American Society for Radiation Oncology (ASTRO). The Company will continue to seek to increase the number of reports made to society meetings and the peer reviewed literature in order to seek to enhance the standing of its products in the scientific community.

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

In May 2014, IsoRay completed an annual ISO13485:2003 audit from BSI (British Standards Institution) with no nonconformities. The Company is subject to an audit every three years with a maintenance audit every year. The successful audit confirms the Company’s success in meeting the standards of manufacturing and quality systems required for the Company to continue to market its products in Canada and Europe.

Products

Proxcelan® Cesium-131

IsoRay markets the Proxcelan® Cesium-131 brachytherapy seed for the treatment of prostate cancer; lung cancer; ocular melanoma; head and neck cancers; colorectal cancer, brain cancer; pelvic/abdominal cancer; and gynecological cancer. The Company intends to market Cesium-131 for the treatment of other malignant diseases as opportunities are identified in the future through the use of existing proven technologies that have received FDA-clearance. The strategy of utilizing existing FDA-cleared technologies reduces the time and cost required to develop new applications of Cesium-131 and deliver them to market.

Competitive Advantages of Proxcelan® Cesium-131

Management believes that the Proxcelan® Cesium-131 brachytherapy seed has specific clinical advantages for treating cancer over I-125 and Pd-103, the other isotopes currently used in brachytherapy seeds. The table below highlights the key differences of the three seeds. The Company believes that the short half-life, high-energy characteristics of Cesium-131 will increase industry growth and facilitate meaningful penetration into the treatment of other forms of cancer such as lung cancer.

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

To produce the Proxcelan® seed, the purified Cesium-131 isotope is adsorbed onto a ceramic core containing a gold X-ray marker. This internal core assembly is subsequently inserted into a titanium capsule that is then welded shut and becomes a sealed radioactive source and a biocompatible medical device. The dimensional tolerances for the ceramic core, gold X-ray marker, and the titanium capsule are extremely important.

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

The Company has identified key reactor facilities in the U.S. and Russia that are capable of meeting these requirements. In order to maintain a stable supply and pricing of Cesium-131 IsoRay entered into a supply agreement with a new supplier, The Open Joint Stock Company ‹‹Isotope››, a Russian company (JSC Isotope), during January 2013 to provide Cesium-131 isotope from Russia to the Company's facility in Richland, WA through June 30, 2014. JSC Isotope relied on a single Russian reactor for its supply of Cesium-131. On June 23, 2014, Medical entered into a supply contract (the INM Agreement) with The Open Joint Stock Company, Institute of the Nuclear Materials, a Russian company (JSC INM). With the INM Agreement, Medical can purchase Cesium-131 from the Institute of Nuclear Materials within the quality standards and within the time periods specified, through January 31, 2015. On July 31, 2014, Medical entered into an Addendum to the INM Agreement (the Addendum). With the entry into the Addendum, Medical purchases Cesium-131 from JSC INM at the prices, within the quality standards, and within the time periods specified in the original agreement now through March 31, 2015 instead of through January 31, 2015. Payment terms have also been extended from 30 to 60 days following delivery.

The Company also receives irradiated barium from the MURR reactor located in the United States. For the fiscal year ended June 30, 2014, we obtained more Cesium from our domestic source than ever before as approximately eighty percent (80%) of our Cesium-131 was supplied by our Russian supplier and approximately twenty percent (20%) from domestic sources. The Company has demonstrated the capability to expand Cesium-131 manufacturing capability at the MURR reactor in a cost effective manner to meet the current needs of the Company, however, the Company intends to continue to obtain Cesium-131 from its foreign supplier to mitigate the risk of reliance on a single source.

In recent years, management believed that failure to obtain deliveries of Cesium-131 from its Russian supplier would have a material adverse effect on seed production. Management now believes that its existing domestic supplier can meet the Company's isotope requirements for the near future and can mitigate the periodic required shutdowns at the foreign facility. In fiscal year 2014, the Company continued testing the production capabilities of the reactor at the MURR facility to determine whether it could produce an increased quantity of isotope in a cost effective manner.  These tests focused on areas within the reactor previously thought to be impracticable.  This testing process validated management's belief that the MURR facility can be utilized to offset either a short-term or long-term supply issue with isotope that meets or exceeds the purity levels that are specified for use in the Company's products.  The Company has also identified other reactors that could provide irradiation services but until further testing is completed management is not certain whether they are adequate to meet the needs of the Company. The Company has plans to begin the process of further qualifying certain reactors that have been identified. This process would include on-site visits by Company personnel, mathematical modeling to determine potential quantities of irradiated Barium that could be expected to be yielded from reactors based on the particular reactor flux and then comparing these calculations with actual yielded quantities of irradiated Barium from actual test runs that are conducted in the identified reactors.

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

In July 2008, IsoRay had its baseline inspection by the FDA at its manufacturing and administrative offices in Richland, WA. This inspection was carried out over a five day period of time during which the investigator performed a complete inspection following Quality Systems Inspection Techniques (QSIT). At the end of the inspection, no report of deviations from Good Manufacturing Practices or list of observations (FDA Form 483) was issued to IsoRay. An additional inspection of IsoRay was conducted by FDA in April 2013. Again the FDA reported no deviations from Good Manufacturing Practices and did not list any observations (FDA Form 483).

In May 2014, IsoRay completed an annual ISO13485:2003 audit from BSI (British Standards Institution) with no nonconformities. The Company is subject to an audit every three years with a maintenance audit every year. The successful audit confirms the Company’s success in meeting the standards of manufacturing and quality systems required for the Company to continue to market its products in Canada and Europe.

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

Automated Manufacturing Process

In fiscal 2014, IsoRay continued to evaluate opportunities for automation as identified by management to reduce cost and increase radiation safety while allowing an expansion of product loading configurations. There were no significant opportunities to automate processes that were identified in fiscal year 2014, however, the Company continued to identify and refine previously implemented solutions. In fiscal year 2015, the Company intends to continue to evaluate and implement automation in the future that supports process improvement, employee safety and resource management. The Company continued to contract with a third party to outsource certain sub-processes where cost effective throughout the fiscal year ended June 30, 2014.

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

In fiscal year 2014, the Company delivered approximately 58% of its Proxcelan® seeds to customers configured in Mick cartridges, approximately 34% of the Proxcelan® seeds configured in both stranded and braided strand forms and the remaining 8% in a loose form.

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

As of June 30, 2014, IsoRay had two entities that handled radiopharmacy services at the request of certain individual customers that were able to assay, preload, and sterilize loose seeds. Shipping Cs-131 brachytherapy seeds to independent radiopharmacies requires loading the seeds with additional volume of isotope activity than would be required if the seeds were to be preloaded utilizing our in-house loading facility, which causes the Company to incur additional isotope cost to allow for the additional isotope decay created by the additional processing time. The Company pre-loaded 97% and 93% of the Cs-131 brachytherapy seeds that it sold to customers during the fiscal years ended June 30, 2014 and 2013, respectively. The Company has historically utilized external loading services to supplement our own custom preloading operation and to meet the specific requests of the ordering physicians.

The Company loaded approximately 96% of Mick cartridges in its own facility in fiscal year 2014. The Company anticipates continuing to load a majority of its customer orders during fiscal year 2014 unless there is a specific customer requirement for which the Company does not have the loading capability or capacity.

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

GliaSite® Radiation Therapy System

IsoRay markets the GliaSite® RTS for the treatment of brain cancer, i.e. primary and recurrent gliomas and metastic brain tumors. Specifically, the intended use of GliaSite® RTS is the management of surgically resectable brain tumors where adjuvant radiation therapy of the post-resection tissue bed is indicated. In August 2013, the Company successfully amended its CE mark on the GliaSite® RTS which incorporated five changes. These changes included a change in the sterilization method of the right angle clip; a change in the packaging of the right angle clip; an extension of the GliaSite® RTS catheter tray expiration date to 3 years; the qualification of a second manufacturer of the Iotrex® solution and the extension of the shelf life of Iotrex® from 19 days to 30 days.

Product Overview

GliaSite® RTS is the only FDA cleared balloon catheter device used in the treatment of brain cancer. The main components included in the GliaSite® RTS are the GliaSite® Catheter Tray, GliaSite® Access Tray, Iotrex® Solidifier and either Iotrex® or Cesitrex® as the radiotherapy solution.

Manufacturing Process and Key Suppliers

The catheter tray includes a GliaSite® RTS catheter, two non-coring needles, and two right anchoring clips. On one end of the catheter subassembly is a balloon device which is filled with Iotrex® radiotherapy solution and on the other end is an infusion port which is attached to the skull and punctured by a needle to get the solution to the balloon at the end of the catheter. The GliaSite® catheter is available in 3 different sizes -2, 3, and 4 cm. The appropriate size to be used is determined at time of implant by the physician to ensure adequate conformance of the resection cavity.

A dual balloon configuration is used to act as a primary and secondary reservoir for the Iotrex® radiotherapy solution within the resection cavity in the brain. The size of the balloon differs in accordance with the size of the catheter with sizes ranging from 5 cc, 15 cc and 35 cc for a 2cm, 3cm and 4cm catheter, respectively. The balloon catheter is manufactured by Vesta and conforms to the applicable required IsoRay quality standards. In addition IsoRay ensures that testing is performed to ensure that the balloons are properly produced and will not leak.

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

The Iotrex® radiotherapy solution is inserted in the balloon catheter through the infusion port using a needle. Iotrex® is one form of the radiation source with the GliaSite® RTS catheter to deliver the intracranial radiation therapy. Iotrex® is supplied in sterile unit dose vials with each containing 195 mCi at the time of calibration. The key suppliers of the Iotrex® radiotherapy solution are Iso-Tex and Anazao. The typical treatment doses of Iotrex® radiotherapy solution are 1 - 3 vials. Another relatively new radiation source to deliver the intracranial radiation therapy is liquid Cesium-131 or Cesitrex®. Cesitrex® was approved for the use in the GliaSite® RTS catheter to deliver the intracranial radiation therapy starting in May 2014 with the first case using Cesitrex® in June 2014. The dosage of the Cesitrex® is dependent on the strength at implant and is made to order.

Other accessories sold and packaged with the GliaSite® RTS catheter trays include access trays and solidifier. These accessories assist in the delivery of the Iotrex® and subsequent removal after completion of the radiotherapy treatment. Included in the access tray package are infusion sets, syringe assemblies, safety lumen access supplies, gauze pads, etc. each of which assist in the surgical implant and removal of the GliaSite® RTS device and are assembled at the IsoRay facility. The solidifier (IS 8000 Solidifier) is a product that solidifies liquid radioactive waste associated with the Iotrex®. All accessories are obtained from distributors and are sterilized and tested by the Company to ensure compliance with quality standards.

From start to finish, including the creation of the GliaSite® RTS catheter subassemblies, the manufacture of the device takes approximately 4 weeks. The Company maintains on hand a number of subassemblies that reduce the manufacture time to 2 weeks, which includes sterilization of the final product. The subassemblies are maintained in a clean room facility and are not dated until the entire GliaSite® RTS medical device is Gamma sterilized. Management periodically evaluates the appropriate lot sizes in which to manufacture the GliaSite® RTS product to ensure that sterilization capacity is optimized, enough product is on hand to meet customer needs, and manage the risk of expired product utilizing the history of prior GliaSite® RTS device manufacturers and sales forecasts.

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

In July 2008, IsoRay had its baseline inspection by the FDA at its manufacturing and administrative offices in Richland, WA. This inspection was carried out over a five day period of time during which the investigator performed a complete inspection following Quality Systems Inspection Techniques (QSIT). At the end of the inspection, no report of deviations from Good Manufacturing Practices or list of observations (FDA Form 483) was issued to IsoRay. An additional inspection of IsoRay was conducted by FDA in April 2013. Again the FDA reported no deviations from Good Manufacturing Practices and did not list any observations (FDA Form 483).

In May 2014, IsoRay completed an annual ISO13485:2003 audit from BSI (British Standards Institution) with no nonconformities. The Company is subject to an audit every three years with a maintenance audit every year. The successful audit confirms the Company’s on-going success in meeting the standards of manufacturing and quality systems required for the Company to continue to market its products in Canada and Europe.

Order Processing

The Company encourages hospitals to have 6 GliaSite® RTS catheters available at time of surgical implant in the patient, which includes 2 catheters of each size. The facilities are encouraged to maintain an inventory of the 6 catheters and to re-order after an implant to ensure that these levels are maintained. At the time of the surgical implant the catheter size is determined based on the size of the resection and an extra is on hand in the case of a failure with the implant of the first catheter.

The Company implements a just-in-time order process for the Iotrex® radiotherapy solution. The Iodine-125 stock is ordered by the Company and drop shipped to Iso-Tex or Anazao, the Company’s contracted manufacturers of Iotrex®. The Iodine-125 is tested by the manufacturer and if accepted, is used to manufacture the Iotrex® radiotherapy solution which has a 30 day shelf life once manufactured. Once manufacture is complete by Iso-Tex or Anazao, testing is performed on the product and the test results are sent to IsoRay along with the batch record for review and acceptance. Facilities performing the implants can choose to receive the isotope in vials or the vials can be preloaded into dose-specific vials.

Due to the lead time for obtaining and processing the Iodine-125 by Iso-Tex, the Company relies on sales forecasts and historical knowledge from prior manufacturers to estimate the proper inventory levels of catheters as well as Iotrex® given the 1 year and 30 day shelf life respectively. Consequently, some portions of the product including the Iotrex® or the GliaSite® RTS device itself are lost through decay and are subsequently destroyed.

Starting in May 2014, another option for the radiotherapy solution is the liquid form of Cesium-131 or Cesitrex®, which is manufactured by the Company. Similar to Iotrex®, the Company implements a just-in-time order process and produces the Cesitrex® at the time an order is placed and it can take up to a week to manufacture and deliver. Cesitrex® is manufactured by the Company in its Richland, Washington manufacturing plant, then shipped to Anazao as the radiopharmacy which loads the isotope into a syringe and tests it prior to shipment to the end user. Consequently, some portion of the Cesitrex® is lost to decay during the process. The Company ensures that the customer receives the dosage specified for the patient treatment by calculating for the decay during shipping and processing at Anazao.

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

Marketing and Sales

Marketing Strategy

The Company is marketing Proxcelan® Cesium-131 brachytherapy seeds as the "seed of choice" for prostate brachytherapy. Based on current and preliminary clinical studies, management believes there is no apparent clinical reason to use other isotopes when Cesium-131 is available. The advantages associated with the higher energy and shorter half-life of the isotope are generally accepted within the scientific community and the Company intends to help educate potential patients about the clinical benefits from Cesium-131 for their brachytherapy seed treatment.

The market for treatments for localized prostate cancer treatment is very competitive and largely hinges upon the demonstration of long term follow-up data that has been presented to the prostate cancer treatment profession. Therefore, highly compelling technical arguments alone -- absent published long term follow-up data – can fail to provide significant marketability, even for treatments that ultimately prove highly effective. The fact that Proxcelan® Cesium-131 was introduced to the prostate cancer marketplace more than a decade after Iodine-125 and Palladium-103, and the resulting time for mature clinical data to be developed, has proven an obstacle to widespread market acceptance. Management believes that the impressive results achieved for treatment with Cesium-131 at the five-year mark should create further scientific support for Cesium-131 as an attractive treatment for localized prostate cancer, overcoming at least some of the initial resistance predicated on the lack of long-term follow-up reports.

IsoRay has chosen to identify its proprietary Cesium-131 seed with the trademarked brand of "Proxcelan®” and its liquid Cesium-131 with the trademarked brand “Cesitrex®”. Management is using this brand to differentiate Cesium-131 seeds from seeds using the other isotopes. We continue to target the competing isotope products of Iodine-125 and Palladium-103 rather than the various manufacturers and distributors of these isotopes. Using this strategy, the choice of brachytherapy isotopes should be less dependent on the name and distribution strengths of the various Iodine-125 and Palladium-103 manufacturers and distributors and more dependent on the therapeutic benefits of Cesium-131.

The professional and patient market segments each play a role in the ultimate choice of cancer treatment and the specific isotope chosen for seed brachytherapy treatment. The Company has developed a customized brand message for each audience. The Company's website (www.isoray.com) delivers the message that Cesium-131 is for the treatment of cancers throughout the body and includes sections that provide background information on the Company, cancer treatment utilizing brachytherapy in prostate, lung, ocular and brain, physician/clinician resources, investor information, current events that representatives will attend, and contact information. IsoRay also maintains print and visual media (including physician brochures discussing the clinical advantages of Cesium-131, clinical information binders, informational DVDs, single sheet glossies with targeted clinical data, etc.), and advertisements in leading medical journals. In addition, the Company attends national professional meetings, including the following:

▪	American Brachytherapy Society (ABS);
▪	American Society for Therapeutic Radiation and Oncology (ASTRO);
▪	Association of American Physicists in Medicine (AAPM);
▪	Society for Neuro-Oncology (SNO);
▪	American Association of Neurological Surgeons (AANS);
▪	American Association for Thoracic Surgery (STS);
▪	various local chapter meetings.

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

Because of this consumer-driven market factor, we also promote our products directly to the general public. We target the prostate cancer patient, his spouse, family and care givers. We emphasize to these segments the specific advantages of the Proxcelan® Cesium-131 brachytherapy seed through our websites (located at www.isoray.com and www.proxcelan.com), patient advocacy efforts, informational patient brochures and DVDs with patient testimonials, patient focused informational website (www.proxcelan.com), and advertisements in specific markets supporting brachytherapy. None of our websites should be considered a part of this Report.

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

IsoRay has a direct sales organization consisting of six territory sales managers, who are being managed and developed by Jarod Johnson, in his new position of National Sales Director. Mr. Johnson has served as a regional sales manager since joining the Company in December 2006 until his promotion to National Sales Director in January 2014. In his new position, Mr. Johnson will be working with the members of the direct sales organization to help them build relationships with individuals in the purchasing process and to further develop their knowledge of Company products. All of the Company's sales force solicits potential specialist physicians in all areas of the body and none specialize solely in the prostate or other organs. This approach allows our sales representatives to call on a single location for the various specialties so that if a particular physician is unavailable they can contact those who are available, resulting in a more efficient sales approach. Compensation paid to the sales force is uniform for sales made regardless of the organ treated.

With the assistance of an executive search firm, the Company is currently actively recruiting one to two additional sales persons with previous experience in radiation oncology and specifically with brachytherapy sales for sales territories that currently do not have a full-time territory sales manager but are being covered through the group efforts of the direct sales organization.

The Company expects to continue to expand its customer base outside the U.S. market through use of established distributors in the key markets of other countries. As of September 24, 2014, the Company had independent distributors in Germany (with a territory covering Germany, Austria, Switzerland, Italy and Luxembourg), Greece, Peru and Russia. This strategy should reduce the time and expenses required to identify, train and penetrate the key implant centers and establish relationships with the key opinion leaders in these markets. Using established distributors also should reduce the time spent acquiring the proper radiation handling licenses and other regulatory requirements of these markets. The Company and its former distributor for Australia and New Zealand discontinued their relationship due to delays in the regulatory approval process, and the Company is seeking a new distributor for this territory.

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

Prostate brachytherapy is typically performed in an outpatient setting, and as such, is covered by the CMS Outpatient Prospective Payment System, which since 2010 has provided a fixed reimbursement per seed for stranded and loose seeds.   Iodine, palladium and cesium each have their own reimbursement values for stranded and loose seeds.   If reported correctly when seeds are submitted for payment to CMS, providers are reimbursed at a flat rate that is equivalent to the cost of the seeds.  It is expected that this reimbursement system established in January 2010 will continue as currently scheduled through calendar 2014 but there is no assurance that this will occur.  CMS has generally continued its historical trend of declining year over year reimbursement with few exceptions. Private insurance companies have historically followed the CMS reimbursement policies. The Company expects that CMS will continue its annual review of payments provided as reimbursement for our various products and that CMS will continue to provide favorable reimbursement rates for our Cesium-131 brachytherapy seeds.

Unlike prostate brachytherapy implants, lung and brain procedures utilizing either seed brachytherapy or the GliaSite® RTS are performed when the patient has been admitted to the hospital. In-patient procedures, as they are known, are covered by CMS which remits a set amount depending on the kind of surgery being performed and the status of the patient. Under this Diagnostic Related Group or “DRG” system, the hospital pays for all the items involved in the care of the patient excluding physician fees. The brachytherapy seeds or the GliaSite® RTS in these in-patient cases are not paid for separately by CMS, but rather the hospital pays for the seeds out of the DRG payments from CMS. Because the Company's seeds may be more expensive than the cost incurred by a hospital for a competing treatment, this reimbursement method can sometimes result in greater difficulty convincing the hospitals to use the Company's products.

Other Information

Customers

The following top five customers, facilities or physician practices that utilize multiple surgical facilities at which primarily prostate brachytherapy procedures are performed accounted for approximately 49.74% of the total Company product sales for the twelve months ended June 30, 2014:

El Camino, Los Gatos, & other facilities (Northern CA) (1)	26.75% of revenue
University of Pittsburgh Medical Center	8.60% of revenue
ARC of New York	5.37% of revenue
York Cancer Center	4.53% of revenue
Bon Secours DePaul	4.49% of revenue
Total	49.74% of revenue

(1)	The head of the single largest physician practice also serves as the Company's medical director. As the medical director, this physician is a member of the Medical Advisory Board; advises the Company Board of Directors and management; provides technical advice related to product development and research and development; and provides internal training to the Company sales staff and professional training to our sales staff and to other physicians. During the fiscal year ended June 30, 2014, this physician practice had sufficient procedure availability to absorb the cases of two physicians who performed a limited number of procedures in the prior year. Revenue from this practice decreased by less than 1.5% in the year ended June 30, 2014 when compared to the year ended June 30, 2013.

The loss of either the single largest physician practice or a combination of the other significant facilities and customers could have a material adverse effect on the Company's revenues, which would continue until the Company located new customers to replace them and there can be no assurance this would occur in a timely manner or at all.

Proprietary Rights

The Company relies on a combination of patent, copyright and trademark laws, trade secrets, software security measures, license agreements and nondisclosure agreements to protect its proprietary rights. Some of the Company's proprietary information may not be patentable. The Company has registered U.S. trademarks for Proxcelan® and Cesitrex®.

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

Our management believes that certain aspects of the IsoRay seed design and construction techniques are patentable innovations. These innovations have been documented in IsoRay laboratory records, and a patent application was filed with the USPTO on November 12, 2003. In August 2008, this patent was granted by the USPTO under Patent Number 7,410,458, with an expiration date of December 5, 2025. Certain methodologies regarding isotope production, separation, and seed manufacture are retained as trade secrets and are embodied in IsoRay's procedures and documentation. In June 2005, July 2005, and February 2007, five patent applications were filed with the USPTO relating to methods of deriving Cesium-131 developed by IsoRay employees. A patent application number 11/158,899 was filed with the USPTO on June 22, 2005 and this patent was granted on January 20, 2009 under Patent Number 7,479,261 with an expiration date of April 6, 2027. A patent application number 11/189,131 was filed with the USPTO on July 25, 2005 and this patent was granted on April 14, 2009 under Patent Number 7,517,508 with an expiration date of July 19, 2027. A patent application number 11/191,143 was filed with the USPTO on July 27, 2005 and this patent was granted on May 12, 2009 under Patent Number 7,531,150 with an expiration date of July 13, 2027. A patent application number 11/198,873 was filed with the USPTO on August 5, 2005 and this patent was granted on January 8, 2008 under Patent Number 7,316,644 with an expiration date of August 5, 2025. A patent application number 11,712,205 was filed with the USPTO on February 27, 2007 and this patent was granted on March 31, 2009 under Patent Number 7,510,691 with an expiration date of July 19, 2027. The Company has two patents allowed in Canada which will become effective at the time of their use in Canada. The Company has 3 patents granted in the Russian Federation which expire at various times in 2024 and 2025. The Company has single patents granted in the Netherlands and India that expire on Jun 22, 2025. The Company has single patents pending in the EU and Hong Kong. The Company is continuing its efforts on developing and patenting additional methods of deriving Cesium-131 and other isotopes.

There are specific conditions attached to the assignment of the Cesium-131 patent from Lane Bray. In particular, the associated Royalty Agreement provides for 1% of gross profit payment from seed sales to Lane Bray and 1% of gross profit from any use of the Cesium-131 process patent for non-seed products. If IsoRay reassigns the Royalty Agreement to another company, these royalties increase to 2%. The Royalty Agreement has an anti-shelving clause which requires IsoRay to return the patent if IsoRay permanently abandons sales of products using the invention. During fiscal years 2014 and 2013, the Company recorded royalty expense of $10,107 and $14,168, respectively, related to this patent.

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

Research and Development

During the three-year period ended June 30, 2014, IsoRay and its subsidiaries incurred approximately $2.08 million in costs related to research and development activities. The Company expects to continue ongoing research and development activities for the foreseeable future.

Government Regulation

The Company's present and future intended activities in the development, manufacture and sale of cancer therapy products are subject to extensive laws, regulations, regulatory approvals and guidelines. Within the United States, the Company's therapeutic radiological devices must comply with the U.S. Federal Food, Drug and Cosmetic Act, which is enforced by the FDA. The Company is also required to adhere to applicable FDA Quality System Regulations, also known as the Good Manufacturing Practices, which include extensive record keeping and periodic inspections of manufacturing facilities. The Company's predecessor obtained FDA 510(k) clearance in March 2003 to market the Proxcelan® Cesium-131 seed for the treatment of localized solid tumors and other malignant disease and IsoRay obtained FDA 510(k) clearance in November 2006 to market preloaded brachytherapy seeds and in August 2009 for preloading flexible braided strands and bioabsorbable mesh.

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

In the United States, medical devices are classified into three different categories over which the FDA applies increasing levels of regulation: Class I, Class II, and Class III. Most Class I devices are exempt from premarket notification [510(k]); most Class II devices require premarket notification [510(k)]; and most Class III devices require premarket approval. Our Proxcelan® Cesium-131 seed is a Class II device and received 510(k) clearance in March 2003.

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

In support of IsoRay's global strategy to expand marketing to Canada, the European Union (EU) and Russia, we initiated the process in fiscal year 2008 to obtain the European CE Mark, Canadian registration, and certification to ISO 13485:2003, an internationally recognized quality system. During the fiscal year ended June 30, 2014, the CE Mark was renewed for an additional five years. European law requires that medical devices sold in any EU Member State comply with the requirements of the European Medical Device Directive (MDD) or the Active Implantable Medical Device Directive (AIMDD). IsoRay's brachytherapy seeds are classified in Europe as an active implantable and are subject to the AIMDD and GliaSite® RTS is an EU Class 3 device subject to the MDD. Compliance with the AIMDD, MDD, and obtaining a CE Mark involves being certified to ISO 13485:2003 and obtaining approval of the product technical file by a notified body that is recognized by competent authorities of a Member State. Compliance with ISO 13485:2003 is also required for registration of a company for sale of its products in Canada. Many of the recognized EU Notified Bodies are also recognized by Health Canada to conduct the ISO 13485:2003 inspections for Canadian registration. During fiscal year 2009, the Company received its certification to ISO 13485:2003 and obtained approval from Health Canada for its Canadian registration. The Company has had no success in selling the product in the Canadian market and through its distributors is currently focusing on the markets in Germany, Austria, Switzerland, Luxembourg, Italy, Greece, Peru and the Russian Federation. On June 18, 2014, the Company entered into an agreement with MedikorPharma-Ural LLC as the distributor in the Russian Federation. The agreement provides the distributor with the ability to sell the entire product line with exception of the Cesitrex® which does not carry the CE mark. The Company entered into an agreement with Surgicorp SRL as the distributor in Peru that was effective on June 13, 2014 with a one year term which may be renewed upon mutual agreement. The agreement provides the distributor with the ability to sell the entire product line with exception of Cesitrex® which does not carry the CE mark. The Company has extended its agreement to August 31, 2015 with the German distributor whose market includes Germany, Austria, Switzerland, Luxembourg and Italy. The Company reached agreement with a distributor for Greece during the fiscal year ended June 30, 2013 and has actively supported this distributor in achieving regulatory clearance in its distribution market. The agreement with the distributor for Greece was effective on May 1, 2013 with a two year term and may be renewed upon mutual agreement of the parties.

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

In August 2011, IsoRay Medical received clearance from the FDA for its premarket notification (510(k)) for the GliaSite® RTS. The GliaSite® RTS is the only FDA-cleared balloon catheter device used in the treatment of brain cancer.

In April 2012, IsoRay Medical received a CE mark for the GliaSite® RTS which states that the Company conforms to the product requirements of the European Council Directive 93/42/EEC. The CE mark allows the GliaSite® RTS to be sold in 31 European countries and to be marketed in the European Free Trade Associate member states and the European Union. In August 2013, the Company successfully amended its CE mark on the GliaSite® RTS which incorporated five changes. These changes included a change in the sterilization method of the right angle clip; a change in the packaging of the right angle clip; an extension of the GliaSite® RTS catheter tray expiration date to 3 years; the qualification of a second manufacturer of the Iotrex® solution and the extension of the shelf life of Iotrex® from 19 days to 30 days.

In May 2014, the Company received clearance from the FDA for its pre-market notification (510k) for the radiotherapy solution Cesitrex® (liquid Cesium-131) for use with the GliaSite® RTS.

Seasonality

The Company believes that some seed implantation procedures are deferred around physician vacations (particularly in the summer months), holidays, and medical conventions and conferences resulting in a seasonal influence on the Company's business. These factors cause a momentary decline in revenue which management believes is ultimately realized later. Because approximately fifty percent (49.74%) of the Company's business is dependent on five customers, physician practices or facilities, simultaneous vacations by the physicians at these four physician practices or facilities or supplied by the one customer that supplies multiple facilities could cause significant drops in the Company's productivity during those reporting periods.

Employees

As of September 22, 2014, IsoRay employed thirty-seven full-time individuals and two part-time individuals. The Company's future success will depend, in part, on its ability to attract, retain, and motivate highly qualified sales, technical and management personnel. From time to time, the Company may employ independent consultants or contractors to support its research and development, marketing, sales, accounting and administrative organizations. None of the Company's employees are represented by any collective bargaining unit. At June 30, 2014, the Company employed seven direct sales people, which has decreased to six as of the date of this Report.

Competition

The Company competes in a market characterized by technological innovation, extensive research efforts, and significant competition. In general, the Proxcelan® Cesium-131 brachytherapy seed competes with conventional methods of treating localized cancer, including, but not limited to, all forms of prostatectomy surgery and external beam radiation therapy which includes intensity modulated radiation therapy, as well as competing permanent brachytherapy devices. Surgery has historically represented the most common medical treatment for early-stage, localized prostate cancer but use of radical prostatectomy has declined in recent years. EBRT is also a well-established method of treatment and is widely accepted for patients who represent a poor surgical risk or whose prostate cancer has advanced beyond the stage for which surgical treatment is indicated. Management believes that if general conversion from these treatment options (or other established or conventional procedures) to the Proxcelan® Cesium-131 brachytherapy seed does occur, such conversion will likely be the result of a combination of equivalent or better efficacy, reduced incidence and duration of side effects and complications, lower cost, better quality of life outcomes, and pressure by health care providers and patients.

History has shown the advantage of being the first to market a new brachytherapy product. For example, Theragenics Corp., which introduced the original Pd-103 seed, claimed over 59% of the Pd-103 market share (through CR Bard, other distributors, and direct distribution) in 2008. (Source: Millennium Research Corp, 2008). Although factors other than being first to market contribute to becoming a market leader, the Company believes it has the opportunity to obtain a similar and significant advantage by being the first to introduce a Cesium-131 seed. This advantage has not materialized to date with the Proxcelan® Cesium-131 as the prostate seed brachytherapy market has required peer reviewed publications demonstrating the efficacy of the isotope in the treatment of prostate cancer. This process was not anticipated at the time of introduction. The gathering of a population which was statistically significant required approximately three years, the period for which recurrence outcomes were sought was for a period of five years and it has taken a couple of years for physicians to aggregate their data and publish on the outcomes. The data is in the process of being published at this time having taken a total of approximately ten years from the first patient to publication of the clinical outcomes.

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

Several companies have obtained regulatory clearance to produce and distribute Pd-103 and I-125 seeds, which compete directly with our seed. However, as the Company expands the application of its Proxcelan® Cesium-131 seed to other cancers (other than prostate), management believes it may improve its competitive advantages over Pd-103 and I-125 which do not have as wide of an application to other certain locations or have the potential for greater side effects. It is possible that three or four of the current I-125 or Pd-103 seed manufacturers (e.g., CR Bard, Oncura, Theragenics, etc.) are capable of producing and marketing a Cesium-131 seed, but none have reported efforts to do so. Best Medical obtained a seed core patent in 1992 that named ten different isotopes, including Cesium-131, for use in their seeds. Best Medical received FDA 510(k) clearance to market a Cesium-131 seed on June 6, 1993 but to date has not produced any products for sale. In addition to the FDA and the NRC, Best Medical would be required to submit a Cesium-131 seed to the TG-43 task group of the American Association of Physicists in Medicine to determine the seed's characteristics such as anisotropy, dose rate constant, etc. To date there has been no submission to the TG-43 task group for a competing Cesium-131 seed.

The GliaSite® RTS and the Company’s brachytherapy products used in non-prostate applications typically compete with external beam radiation therapy (EBRT), which can be provided as conventional or intensity modulated radiation therapy, or as stereotactic radiosurgery, a technique that delivers high doses of radiation to a target in a much lower number of sessions than other forms of EBRT.

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

Additional Growth Opportunities

Management of the Company sees growth opportunities through sales from expansion into international markets and additional treatment for cancers other than prostate. The Company plans to continue to introduce Cesium-131 brachytherapy seed therapy for the treatment of prostate, lung and brain cancers into the European Union (EU), markets and later into other international markets through partnerships and strategic alliances with channel partners for manufacturing and/or distribution and has distribution agreements or partnerships in place for brachytherapy seeds as of September 24, 2014 in Greece, the Russian Federation and Peru. The Company also has a distribution agreement with a German distributor for its GliaSite® RTS covering Germany, Austria, Switzerland, Luxembourg and Italy.

Cesium-131 has FDA clearance to be used for treatments for a broad spectrum of cancers including breast, brain, lung, and liver cancer, and the Company believes that a major opportunity exists as an adjunct therapy for the treatment of residual lung, head and neck, and other cancers. The Company has supplied Proxcelan® Cesium-131 brachytherapy seeds for use in treating lung cancer; ocular melanoma; head and neck cancer; colorectal cancer; brain cancer; and gynecological cancer as of the date of this Report. Although it has clearance for breast cancer, management has determined not to focus on this application until it obtains greater market acceptance for its lung and brain applications. The Company continues to have discussions with prominent physicians and to evaluate treatments for other cancer sites.

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

Consistent with the strategy of identifying alternative methods of delivering our isotopes to new locations, the Company has obtained exclusive worldwide distribution rights to the GliaSite® RTS, the world's only FDA-cleared balloon catheter device used in the treatment of brain cancer. This technology was previously used to treat approximately 500 cases annually in some 40 hospitals worldwide however this technology has not been available for sale since 2007. This exclusive worldwide license agreement with Hologic Inc. aligns with the Company strategy to locate existing FDA-cleared technologies to provide new ways to treat other organs. The Company has obtained the intellectual property rights to manufacture the Iotrex® solution (Iodine-125) for use in the GliaSite® RTS and has contracted with two companies for the production of Iotrex® and a radiopharmacy to handle the patient dosing of the solution for use in procedures. The Company negotiated a contract with a previous distributor of the GliaSite® RTS in the European Union for distribution rights to the system in Germany, Austria, Switzerland, Luxembourg and Italy. During fiscal 2013, the Company negotiated an agreement for the distribution of the GliaSite® RTS in Greece, and is supporting this distributor in its efforts to obtain regulatory clearance to sell the product in its market. The Company has modified the original FDA-cleared device and has received clearance from the FDA to market the product, with the modifications, which are designed to improve its performance and manufacturability, in the United States. With receipt of a CE Mark for the GliaSite® RTS, the product may be sold in 31 European countries. As of the date of this Form 10-K, the distributor in the Russian Federation has obtained clearance to sell only brachytherapy seeds and the distributor in Peru has the ability to sell all products with the exception of Cesitrex®.

The Company developed a liquid Cesium-131 solution for use as an alternative brachytherapy radiation source in the GliaSite® RTS as either a substitute for the Iotrex® solution or as a future alternative treatment option for physicians to utilize independently. Cesitrex® was cleared by the FDA for the use in the GliaSite® catheter to deliver the intracranial radiation therapy beginning in May 2014 with the first case using Cesitrex® occurring in June 2014.

ITEM 1A – RISK FACTORS

Risks Related to Our Industry and Operations

Our Revenues Depend Upon One Product. With the exception of the GliaSite® RTS which the Company began selling in the 2012 fiscal year, our revenues depend solely upon the successful production, marketing, and sales of the Proxcelan® Cesium-131 brachytherapy seed. The rate and level of market acceptance of this product varies depending on the perception by physicians and other members of the healthcare community of its safety and efficacy as compared to that of competing products, if any; the clinical outcomes of the patients treated; the effectiveness of our sales and marketing efforts or those of our distributors in the United States, the European Union (EU), Germany, Greece, the Russian Federation and Peru; any unfavorable publicity concerning our product or similar products; our product's price relative to other products or competing treatments; any decrease in current reimbursement rates from the Centers for Medicare and Medicaid Services or third-party payers; regulatory developments related to the manufacture or continued use of the product; availability of sufficient supplies of barium for Cesium-131 seed production; ability to produce sufficient quantities of Cesium-131; the ability of physicians to apply the correct dosage of seeds and avoid excessive levels of radiation to patients; and the ability to use this product to treat multiple types of cancers in various organs. Because of our reliance on this product as the primary source of our revenue, any material adverse developments with respect to the commercialization of this product may cause us to continue to incur losses rather than profits in the future.

Although Cleared To Treat Any Malignant Tissue, Our Dominant Product Is Primarily Used To Treat A Single Type Of Cancer. Currently, the Proxcelan® Cesium-131 seed is used almost exclusively for the treatment of prostate cancer (approximately eighty-four percent of our sales). We have been treating lung cancer which amounted to approximately 5% of our product sales and other cancers including head and neck; colorectal; gynecological and brain that combined constituted approximately 6% of our product sales in fiscal year 2014. The GliaSite® RTS contributed 5% of our product sales in fiscal year 2014. Management believes the Proxcelan® Cesium-131 seed will continue to be used to treat other types of cancers as the Company identifies existing delivery systems that can be utilized or develops new delivery methods for the product, however these delivery systems may not prove as effective as anticipated. Management believes that clinical data gathered by select groups of physicians under treatment protocols specific to other organs will be needed prior to widespread acceptance of our product for treating other cancer sites. If our current and future products do not become accepted in treating cancers of other sites, our sales will depend primarily on treatment of prostate cancer, a market with increasing competition and ongoing loss of market share by all brachytherapy products.

We Rely Heavily On Five Customers. Approximately fifty percent (50%) of the Company’s revenues are dependent on five customers and approximately twenty-seven percent (27%) on one customer. The loss of any of these customers would have a material adverse effect on the Company’s revenues which may not be replaced by other customers particularly as these customers are in the prostate sector which is facing substantial declines on an annual basis.

We Rely Heavily On A Limited Number Of Suppliers. Some materials used in our products are currently available only from a limited number of suppliers. In fiscal 2014, approximately eighty percent (80%) of our Cesium-131 was supplied through JSC Isotope from a reactor located in Russia. Our current contract with JSC INM terminates on March 31, 2015 and will have to be renegotiated. Management will seek to negotiate favorable pricing but there is no assurance as to the outcome of these negotiations. Management is evaluating other reactors that meet current specifications to yield Cesium-131 of the purity that the Company requires for use in its products but thus far has only confirmed such availability from MURR.

Reliance on any single supplier increases the risks associated with concentrating isotope production at a single reactor facility which can be subject to unanticipated shutdowns and political or civil unrest. Failure to obtain deliveries of Cesium-131 from multiple sources could have a material adverse effect on seed production and there may be a delay before we could locate alternative suppliers beyond the two currently used.

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

Virtually all titanium tubing used in brachytherapy seed manufacture comes from a single source, Accellent Corporation. We currently obtain a key component of our seed core from another single supplier. We do not have formal written agreements with either supplier. Any interruption or delay in the supply of materials required to produce our products could harm to our business if we were unable to obtain an alternative supplier or substitute equivalent materials in a cost-effective and timely manner. To mitigate any potential interruptions, the Company continually evaluates its inventory levels and management believes that the Company maintains a sufficient quantity on hand to alleviate any potential disruptions.

Virtually all of the components used in the production of the GliaSite® RTS are from single sources. We do not have formal written agreements with those suppliers. Any interruption or delay in the supply of these components could cause harm to our business as the cost and / or time required to meet the regulatory requirements of the Food and Drug Administration for the United States and our notified body for our CE mark (British Standards Institute) in the European Union may be prohibitive.

Unfavorable Industry Trends in the Prostate Market. Several factors which began in fiscal 2009 have caused our revenues to significantly decline. These factors have continued into fiscal year 2014 contributing to our failure to improve sales in the prostate market. Beginning in the fall of 2008, U.S. consumers significantly curtailed all spending (even for life saving medical procedures) which impacted the brachytherapy industry as a whole. In February of 2009 noted urologists announced at a medical conference that prostate specific antigen (PSA) testing was not as necessary as previously believed. Their statements were widely publicized. In May 2012, the U.S. Preventive Services Task Force recommended against routine PSA screenings for healthy men without symptoms.  We believe this recommendation has led to a renewed decline in PSA screenings.  In addition, we believe there has been an increase in “active surveillance”, a practice where no immediate medical treatment is provided; but the physician and patient closely monitor the patient’s cancer for signs that the cancer is growing.  We believe that declines in PSA screenings have led to a decline in the number of men diagnosed with prostate cancer.  A decline in the number of PSA screenings would in turn lead to a decline in the number of procedures to treat prostate cancer, including brachytherapy procedures. An increase in the proportion of men diagnosed with prostate cancer but not seeking immediate medical treatment would also lead to a decline in the number of procedures to treat prostate cancer.

As of the end of fiscal 2014, the American Cancer Society has not further revised its advice regarding PSA testing, continuing to advise that the decision to be screened for prostate cancer should be made after getting information about the uncertainties, risks, and potential benefits of prostate cancer screening. This advice has led to an increased number of men electing to forgo PSA testing.

Also the emergence of IMRT as the preferred treatment alternative as a result of a much higher reimbursement rate to physicians compared to brachytherapy treatments has resulted in declining market share for brachytherapy treatment. In fiscal 2014, each of these factors continued to impact the performance of the Company in the prostate market and the industry as a whole and there is no assurance that they will not continue to impact sales of the Company in the prostate market through fiscal 2015.

Doctors And Hospitals May Not Adopt Our Products And Technologies At Levels Sufficient To Sustain Our Business Or To Achieve Our Desired Growth Rate. To date, we have attained very limited penetration of the total potential market for most of our products, particularly our non-prostate applications. Our future growth and success depends upon creating broad awareness and acceptance of our products by doctors, hospitals and freestanding clinics, as well as patients. This will require substantial marketing and educational efforts, which will be costly and may not be successful. The target customers for our products may not adopt these technologies or may adopt them at a rate that is slower than desired. We depend extensively on long term protocol results and publications by independent physicians. Unfavorable protocol results or publications would have an impact on the success of our products. In addition, potential customers who decide to utilize any of our devices may later choose to purchase competitors’ products. Important factors that will affect our ability to attain broad market acceptance of our products include:

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

We Have Entered Into An Agreement With A Single Supplier For Our Cesium-131 From Russia.  In June 2014, the Company entered into a new agreement through March 31, 2015, with The Open Joint Stock Company <<Institute of Nuclear Materials>> (JSC INM) to purchase Cesium-131 directly from Institute of Nuclear Materials (INM).  As a result, the Company now relies on JSC INM to obtain Cesium-131 from its single Russian reactor source.  Through the INM Agreement, we have obtained fixed pricing for our Russian Cesium-131 with required purchase volumes through the termination of the contract on March 31, 2015.  There can be no guarantee that JSC INM will always be able to supply us with sufficient Cesium-131 or will renew our existing contract on favorable terms in March 2015, which could be due in part to risks associated with foreign operations and beyond either our or JSC INM's control. If we were unable to obtain supplies of isotopes from Russia in the future, our overall supply of Cesium-131 could be reduced significantly unless we have a source of enriched barium for utilization in domestic reactors beyond the quantity that we already own. The Company has performed a search for enriched barium as part of its annual impairment testing for its existing inventory of enriched barium and has found no other entity that could supply the required quantities of enriched barium. While recent testing of regions within the reactor at MURR has found that Cesium-131 can be produced in economically viable quantities at a viable price, there is no assurance that we can obtain the increased quantity of isotope at the pricing and quantities that the Company requires in the long term. However, the due diligence that has been conducted by the Company and the University of Missouri at the Missouri University Research Reactor has demonstrated that the Company would be able to continue producing enough Cesium-131 utilizing its existing three target locations and naturally occurring barium that has been enriched using the inventory of enriched barium that the Company currently owns. Management estimates that the supply of enriched barium that it currently owns should last from 24 to 36 months which would allow time to expand into other irradiation sites within MURR or at another reactor to supplement its supply of Cs-131.

We Are Subject To Uncertainties Regarding Reimbursement For Use Of Our Products. Hospitals and freestanding clinics may be less likely to purchase our products if they cannot be assured of receiving favorable reimbursement for treatments using our products from third-party payers, such as Medicare and private health insurance plans. Currently, Medicare reimburses hospitals at fixed rates that cover the cost of stranded and loose seeds.  Clinics and physicians performing procedures in a free standing center are reimbursed at the actual cost of the seeds.  It is expected that CMS will continue to reimburse providers using this same methodology in 2015 but there is no assurance this will occur.

In 2003, IsoRay applied to the CMS and received a reimbursement code for our Cs-131 seed.  On July 1, 2007, CMS revised the coding system for brachytherapy seeds and separated the single code into two codes – one code for loose seeds and a second code for stranded seeds.  This methodology was applied to all companies manufacturing brachytherapy seeds.  Reimbursement amounts are reviewed and revised annually based upon information submitted to CMS on claims by providers.  Although IsoRay anticipates a slight decrease in reimbursement, we do not believe it will have a material impact for 2015. These changes can positively or negatively affect market demand for our products.   We monitor these changes and provide comments, as permitted, when changes are proposed, prior to implementation.

In 2011, IsoRay introduced the GliaSite® RTS that had an existing reimbursement code. As an in-patient procedure covered by CMS, hospitals are paid based on the type of surgery and the status of the patient. These procedures are done as part of a Diagnostic Related Group or “DRG” system under which the hospital pays for all items involved in the care of the patient exclusive of the physician fees. Hospitals are less receptive to treatments which require out of pocket costs.

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

Our success in international markets also depends upon the eligibility of our products for coverage and reimbursement through government-sponsored health care payment systems and third-party payors. Reimbursement practices vary significantly by country. Many international markets have government-managed insurance systems that control reimbursement for new products and procedures. Other foreign markets have both private insurance systems and government-managed systems that control reimbursement for new products and procedures. Market acceptance of our products may depend on the availability and level of coverage and reimbursement in any country within a particular time. In addition, health care cost containment efforts similar to those we face in the United States are prevalent in many of the other countries in which we intend to sell our products and these efforts are expected to continue.

Furthermore, any federal and state efforts to reform government and private healthcare insurance programs, such as those passed by the federal government in 2010, could significantly affect the purchase of healthcare services and products in general and demand for our products in particular. Medicare is the payer in approximately 65% of all U.S. prostate brachytherapy cases and management anticipates this percentage to increase annually. We are unable to predict the impact of the healthcare reform passed in 2010, those reforms that may be enacted in the future both in the United States and in other countries, whether other healthcare legislation or regulations affecting the business may be proposed or enacted in the future or what effect any such legislation or regulations would have on our business, financial condition or results of operations.

Our Operating Results Will Be Subject To Significant Fluctuations. Our quarterly revenues, expenses, and operating results are likely to fluctuate significantly in the future. Fluctuation may result from a variety of factors, which are discussed in detail throughout this "RISK FACTORS" section, including:

▪	our achievement of product development objectives and milestones;
▪	demand and pricing for the Company's products;
▪	effects of aggressive competitors;
▪	hospital, clinic and physician purchasing decisions;
▪	research and development and manufacturing expenses;
▪	patient outcomes from our products;
▪	physician acceptance of our products;
▪	government or private healthcare reimbursement policies;
▪	healthcare reform;
▪	our manufacturing performance and capacity;
▪	incidents, if any, that could cause temporary shutdown of our manufacturing facility;
▪	the amount and timing of sales orders;
▪	rate and success of future product approvals;
▪	timing of FDA clearance, if any, of competitive products and the rate of market penetration of competing products;
▪	seasonality of purchasing behavior in our market;
▪	overall economic conditions;
▪	the 2.3% excise tax on medical devices effective January 2013;
▪	the successful introduction or market penetration of alternative therapies; and
▪	the outcome of the FDA's evaluation of the clearance process for class II devices.

We Are Subject To The Risk That Certain Third Parties May Mishandle Our Product. We rely on third parties, such as Federal Express, to deliver our Proxcelan® Cesium-131 seed and all components of our GliaSite® RTS including Iotrex® and Cesitrex®, and on other third parties, including various radiopharmacies, to package our products in certain specialized packaging forms requested by customers. We are subject to the risk that these third parties may mishandle our product, which could result in adverse effects, particularly given the radioactive nature of our product.

We May Encounter Manufacturing Problems Or Delays That Could Result In Lost Revenue. Manufacturing our products is a complex process. We (or our critical suppliers) may encounter difficulties in scaling up or maintaining production of our products, including:

•	problems involving production yields;
•	quality control and assurance;
•	component supply shortages;
•	import or export restrictions on components, materials or technology;
•	shortages of qualified personnel; and
•	compliance with state, federal and foreign regulations.

If demand for our products exceeds our manufacturing capacity, we could develop a substantial backlog of customer orders. If we are unable to maintain larger-scale manufacturing capabilities, our ability to generate revenues will be limited and our reputation in the marketplace could be damaged.

It Is Possible That Other Treatments May Be Deemed Superior To Brachytherapy. Our Proxcelan® Cesium-131 seed and GliaSite® RTS face competition not only from companies that sell other radiation therapy products, but also from companies that are developing alternative therapies for the treatment of cancers. It is possible that advances in the pharmaceutical, biomedical, or gene therapy fields could render some or all radiation therapies, whether conventional or brachytherapy, obsolete. If alternative therapies are proven or even perceived to offer treatment options that are superior to brachytherapy, physician adoption of our brachytherapy product could be negatively affected and our revenues from our brachytherapy product could decline.

Our Industry Is Intensely Competitive. The medical device industry is intensely competitive. We compete with both public and private medical device, biotechnology and pharmaceutical companies that have been in existence longer than we have, have a greater number of products on the market, have greater financial and other resources, and have other technological or competitive advantages. As physicians migrate to medical devices such as external beam radiation and robotic surgery that have a much higher capital cost to repay and higher profit margins, this puts increasing pressure on all brachytherapy products to compete regardless of their superior treatment results. The market share for brachytherapy continues to decline as a result of this pressure from increasing usage by oncologists of external beam radiation. In addition, centers that wish to offer the Proxcelan® Cesium-131 seed or the GliaSite® RTS must comply with licensing requirements specific to the state, province, and/or country in which they do business and these licensing requirements may take a considerable amount of time to comply with. Certain centers may choose not to offer our Proxcelan® Cesium-131 seed or the GliaSite® RTS due to the time required to obtain necessary license amendments. We also compete with academic institutions, government agencies, and private research organizations in the development of technologies and processes and in acquiring key personnel. Although we have patents granted and patents applied for to protect our isotope separation processes and Cesium-131 seed manufacturing technology, we cannot be certain that one or more of our competitors will not attempt to obtain patent protection that blocks or adversely affects our product development efforts. To minimize this potential, we have entered into exclusive agreements with key suppliers of isotopes and isotope precursors. The Company’s GliaSite® RTS brachytherapy products typically compete with external beam radiation therapy (EBRT), which can be provided as conventional or intensity modulated radiation therapy, or as stereotactic radiosurgery, a technique that delivers high doses of radiation to a target in a much fewer number of sessions than other forms of EBRT. Manufacturers of EBRT equipment include Varian Medical Systems, Siemens Healthcare, Elekta AB, and Accuray Incorporated, among others. In the case of brain tumors, a surgeon will remove the tumor and radiation therapy is added following the surgery; this is known as “adjuvant” radiation therapy. The Company believes that its form of adjuvant radiation therapy deployable in such cases offers advantages over external beam methods. However, external beam holds the vast majority of the market for adjuvant radiation therapy. Our revenues have faced annual historical declines as our non-brachytherapy competitors gain greater market share of prostate treatments.

Medical Device Tax. Significant reforms to the healthcare system were adopted in the form of the Patient Protection and Affordable Care Act (the PPACA). The PPACA includes provisions that, among other things, require the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax (the Medical Device Tax) on the U.S. sales of most medical devices beginning in 2013. The Internal Revenue Service (IRS) has only recently issued the final regulations for the Medical Device Tax, and many questions remain regarding the applicability of this tax to varying points in the supply chain. While we continue to evaluate the impact of the Medical Device Tax on our overall business, we believe this tax is assessed on 100% of our product sales. This tax is subject to change due to, among other things, future IRS guidance and interpretations of the Medical Device Tax regulations, and changes in our product mix. This revenue-based tax will have a material impact on our consolidated results of operations, cash flows, and financial condition.

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

The Value Of Our Granted Patents, and Our Patents Pending, Is Uncertain. Although our management strongly believes that our patent on the process for producing Cesium-131, our patents on additional methods for producing Cesium-131 and other isotopes, our patent on the manufacture of the brachytherapy seed, and anticipated future patent applications, which have not yet been filed, have significant value, we cannot be certain that other like-kind processes may not exist or be discovered, that any of these patents is enforceable, or that any of our patent applications will result in issued patents.

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

In the United States, as a manufacturer of medical devices and devices utilizing radioactive by-product material, we are subject to extensive regulation by federal, state, and local governmental authorities, such as the FDA and the Washington State Department of Health, to ensure such devices are safe and effective. Regulations promulgated by the FDA under the U.S. Food, Drug and Cosmetic Act, or the FDC Act, govern the design, development, testing, manufacturing, packaging, labeling, distribution, marketing and sale, post-market surveillance, repairs, replacements, and recalls of medical devices. In Washington State, the Department of Health, by agreement with the federal Nuclear Regulatory Commission (NRC), regulates the possession, use, and disposal of radioactive byproduct material as well as the manufacture of radioactive sealed sources to ensure compliance with state and federal laws and regulations. Our Proxcelan® Cesium-131 brachytherapy seeds and the GliaSite® RTS constitute both medical devices and radioactive sealed sources and are subject to these regulations.

Under the FDC Act, medical devices are classified into three different categories, over which the FDA applies increasing levels of regulation: Class I, Class II, and Class III. Our Proxcelan® Cesium-131 seed has been classified as a Class II device and has received clearance from the FDA through the 510(k) pre-market notification process. Any modifications to the device that would significantly affect safety or effectiveness, or constitute a major change in intended use, would require a new 510(k) submission. As with any submittal to the FDA, there is no assurance that a 510(k) clearance would be granted to the Company.

The FDA has been considering legislative, regulatory and/or administrative changes to the FDA’s 510(k) program.  Various committees of the U.S. Congress have also indicated that they may consider investigating the FDA’s 510(k) process.  Under the current 510(k) rules, certain types of medical devices can obtain FDA approval without lengthy and expensive clinical trials.  Among our product offerings, those products that require FDA approval have received such approval under the 510(k) rules.  Our R&D programs and new product programs contemplate obtaining any required FDA approvals under the current 510(k) rules.  Any changes to the current 510(k) or related FDA rules that make such rules more stringent or require more clinical data can significantly increase the time and costs associated with bringing new products to market.  This may have a material adverse effect on our business, financial condition and results of operations.

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

Significant reforms to the healthcare system were adopted in the form of the PPACA. CMS has published final regulations that implement provisions in PPACA related to disclosure of payments made by manufacturers to physicians and teaching hospitals, effective April 2013. Because we manufacture devices that are covered by the regulations, all payments that we make to physicians and teaching hospitals would be subject to this reporting requirement even if the payment relates to a device that is not considered a covered device. The tracking and reporting of these payments could have an adverse impact on our business and/or consolidated results of operations and financial condition and on our relationships with customers and potential customers.

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

Our Business Exposes Us To Product Liability Claims. Our design, testing, development, manufacture, and marketing of products involve an inherent risk of exposure to product liability claims and related adverse publicity. Our brachytherapy seed products deliver a highly concentrated and confined dose of radiation directly to the organ in which it is implanted from within the patient’s body. Surrounding tissues and organs are typically spared excessive radiation exposure. It is an inherent risk of the industries in which we operate that we might be sued in a situation where one of our products results in, or is alleged to result in, a personal injury to a patient, health care provider, or other user. Although we believe that as of the date of this report, we have adequate insurance to address anticipated potential liabilities associated with product liability, any unforeseen product liability exposure in excess of, or outside the scope of, such insurance coverage could adversely affect our financial condition and operating results. Any such claim brought against us, with or without merit, could result in significant damage to our business. Insurance coverage is expensive and difficult to obtain, and, although we currently have a five million dollar policy, in the future we may be unable to obtain or renew coverage on acceptable terms, if at all. If we are unable to obtain or renew sufficient insurance at an acceptable cost or if a successful product liability claim is made against us, whether fully covered by insurance or not, our business could be harmed. The FDA’s medical device reporting regulations require us to report any incident in which our products may have caused or contributed to a death or serious injury, or in which our products malfunctioned in a way that would be likely to cause or contribute to a death or serious injury if the malfunction reoccurred. Any required filing could result in an investigation of our products and possibly subsequent regulatory action against us if it is found that one of our products caused the death or serious injury of a patient.

Our Business Involves Environmental Risks. Our business involves the controlled use of hazardous materials, chemicals, biologics, and radioactive compounds. Manufacturing is extremely susceptible to product loss due to radioactive, microbial, or viral contamination; material or equipment failure; vendor or operator error; or due to the very nature of the product's short half-life. Although we believe that our safety procedures for handling and disposing of such materials comply with state and federal standards there will always be the risk of accidental contamination or injury. In addition, radioactive, microbial, or viral contamination may cause the closure of the manufacturing facility for an extended period of time. By law, radioactive materials may only be disposed of at state-approved facilities. At our leased facility we use commercial disposal contractors. We may incur substantial costs related to the disposal of these materials. If we were to become liable for an accident, or if we were to suffer an extended facility shutdown, we could incur significant costs, damages, and penalties that could harm our business.

We Rely Upon Key Personnel. Our success will depend, to a great extent, upon the experience, abilities and continued services of our executive officers, sales staff and key scientific personnel. If we lose the services of several officers, sales personnel, or key scientific personnel, our business could be harmed. Our success also will depend upon our ability to attract and retain other highly qualified scientific, managerial, sales, and manufacturing personnel and their ability to develop and maintain relationships with key individuals in the industry. Competition for these personnel and relationships is intense and we compete with numerous pharmaceutical and biotechnology companies as well as with universities and non-profit research organizations. We are highly dependent on our direct sales organization who promote and support our brachytherapy products. There is intense competition for skilled sales and marketing employees, particularly for people who have experience in the radiation oncology market. Accordingly, we could find it difficult to hire or retain skilled individuals to sell our products. Failure to retain our direct sales force could adversely affect our growth and our ability to meet our revenue goals. There can be no assurance that our direct sales and marketing efforts will be successful. If we are not successful in our direct sales and marketing, our sales revenue and results of operations are likely to be materially adversely affected. We may not be able to continue to attract and retain qualified personnel.

Our Ability To Operate In Foreign Markets Is Uncertain. Our future growth will depend in part on our ability and the ability of our distributors to establish, grow and maintain product sales in foreign markets, particularly in the European Union (EU), Greece, Peru and through the German distributor in its territory which includes Germany, Austria, Switzerland, Luxembourg and Italy. However, we have limited experience in marketing and distributing products in other countries. Any foreign operations would subject us to additional risks and uncertainties, including our customers' ability to obtain reimbursement for procedures using our products in foreign markets; the burden of complying with complex and changing foreign regulatory requirements; time-sensitive delivery requirements due to the short half-life of our product; language barriers and other difficulties in providing long-distance customer service; potentially increased time to collect accounts receivable; significant currency fluctuations, which could cause third-party distributors to reduce the number of products they purchase from us because the cost of our products to them could fluctuate relative to the price they can charge their customers; reduced protection of intellectual property rights in some foreign countries; and the possibility that contractual provisions governed by foreign laws would be interpreted differently than intended in the event of a contract dispute. Any future foreign sales of our products could also be adversely affected by export license requirements, the imposition of governmental controls, political and economic instability, trade restrictions, changes in tariffs, and difficulties in staffing and managing foreign operations. Many of these factors may also affect our ability to import Cesium-131 from Russia under our contract with JSC INM. Sanctions placed on financial transactions with Russian banking institutions may interfere with the Company’s ability to transact business in Russia on a temporary or other basis resulting in an interruption of the Cs-131 supply which could have a temporary material adverse effect on the Company’s business, operating results and financial condition.

Our Ability To Expand Operations And Manage Growth Is Uncertain. Our efforts to expand our operations will result in new and increased responsibilities for management personnel and will place a strain upon the entire company. To compete effectively and to accommodate growth, if any, we may be required to continue to implement and to improve our management, manufacturing, sales and marketing, operating and financial systems, procedures and controls on a timely basis and to expand, train, motivate and manage our employees. There can be no assurance that our personnel, systems, procedures, and controls will be adequate to support our future operations. If the Proxcelan® Cesium-131 seed were to rapidly become the "seed of choice," it is unlikely that we could immediately meet demand. This could cause customer discontent and invite competition. There can be no assurance that our personnel, systems, procedures, and controls will be adequate to immediately react to that growth.

Risks Related to Our Stock and Reporting Requirements

Our Reporting Obligations As A Public Company Are Costly. Operating a public company involves substantial costs to comply with reporting obligations under federal securities laws that have continued to increase as provisions of the Sarbanes Oxley Act of 2002 have been implemented and may increase again as the reporting requirements change.

Our Reporting Obligations As a Public Company May Change In The Future. Reporting requirements of a public company change depending on the reporting classification in which the Company falls as of the end of its second quarter of each fiscal year. The Company is currently a “smaller reporting company” which falls in the non-accelerated filer category of filer with a public float less than $75 million. The non-accelerated filer has a Form 10-K filing date of 90 days following the end of its fiscal year and 45 days following the end of each of its fiscal quarters. This classification is subject to review at the end of our second fiscal quarter ( December 31 of each year). If the Company were to be reclassified to the category of “accelerated filer”, this would reduce its reporting time lines from 90 days to 75 days beginning with the next Form 10-K and from 45 days to 40 days for each ensuing Form 10-Q following that initial Form 10-K. In addition, the Company would have the additional requirement and cost of a Section 404 audit as part of its Form 10-K filing.

Our Stock Price Is Likely To Be Volatile. The market price of our common stock has experienced fluctuations and is likely to fluctuate significantly in the future. For example, during fiscal 2014 the closing price of one share of our common stock reached a high of $3.30 and a low of $0.46. There is generally significant volatility in the market prices and limited liquidity of securities of early stage companies, and particularly of early stage medical product companies. Contributing to this volatility are various events that can affect our stock price in a positive or negative manner. These events include, but are not limited to: governmental approvals of or refusals to approve regulations or actions; market acceptance and sales growth of our products; litigation involving the Company or our industry; developments or disputes concerning our patents or other proprietary rights; changes in the structure of healthcare payment systems; departure of key personnel; future sales of our securities; fluctuations in our financial results or those of companies that are perceived to be similar to us; swings in seasonal demands of purchasers; investors' general perception of us; and general economic, industry and market conditions. In addition, the securities of many medical device companies, including us, have historically been subject to extensive price and volume fluctuations that may affect the market price of their common stock. If any of these events occur, it could cause our stock price to fall.

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

The Issuance Of Shares Upon Exercise Of Derivative Securities May Cause Immediate And Substantial Dilution To Our Existing Shareholders. The issuance of shares upon conversion of the preferred stock and the exercise of common stock warrants and options may result in substantial dilution to the interests of other shareholders since these selling shareholders may ultimately convert or exercise and sell all or a portion of the full amount issuable upon exercise. If all derivative securities outstanding as of September 22, 2014 were converted or exercised into shares of common stock, there would be approximately an additional 2,636,497 shares of common stock outstanding as a result. The issuance of these shares will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

We Do Not Expect To Pay Any Dividends For The Foreseeable Future. We do not anticipate paying any dividends to our shareholders for the foreseeable future except for dividends on the Series B Preferred Stock which we intend to pay on or before December 31, 2014. Shareholders must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Any determination to pay dividends in the future will be made at the discretion of our Board of Directors and will depend on our results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable laws and other factors that our Board deems relevant.

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

ITEM 2 – PROPERTIES

The Company's executive offices are located at 350 Hills Street, Suite 106, Richland, WA 99354, (509) 375-1202, where IsoRay currently leases approximately 15,300 square feet of office and laboratory space for approximately $22,850 per month plus janitorial expenses of approximately $400 per month from Energy Northwest, the owner of the Applied Process Engineering Laboratory (the APEL facility). The Company is not affiliated with this lessor. The monthly rent is subject to annual increases based on the Consumer Price Index. The current lease was entered into in May 2013, and expires on April 30, 2016. The lease modification and renewal entered into in May 2013 added one additional three-year renewal option, giving the Company the ability to extend the lease through April 2019.

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

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Articles of Incorporation provide that the Company has the authority to issue 200,000,000 shares of capital stock, which are currently divided into two classes as follows: 192,998,329 shares of common stock, par value of $0.001 per share; and 7,001,671 shares of preferred stock, par value of $0.001 per share. As of September 26, 2014, we had 54,883,445 outstanding shares of Common Stock and 59,065 outstanding shares of Series B Preferred Stock.

On April 19, 2007, our common stock began trading on the American Stock Exchange (now the NYSE MKT) under the symbol "ISR." Even though our common stock is listed on the NYSE MKT, there historically has been limited trading activity in its securities. During fiscal year 2014, the volume of trading in our common stock increased by a factor of over 11 times the best previous year volume, but there is no assurance this volume will continue.

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for our common stock as reported on the NYSE MKT.

Year ended June 30, 2014	High	Low
First quarter	$0.82	$0.52
Second quarter	0.65	0.46
Third quarter	3.30	0.50
Fourth quarter	3.18	1.86

Year ended June 30, 2013	High	Low
First quarter	$1.47	$0.72
Second quarter	0.87	0.38
Third quarter	0.82	0.47
Fourth quarter	0.71	0.48

The Company has never paid any cash dividends on its Common Stock and does not plan to pay any cash dividends in the foreseeable future. On December 19, 2013, the Board of Directors declared a dividend on the Series B Preferred Stock of all outstanding and cumulative dividends through December 31, 2013. The total Series B accrued dividends of $10,632 were paid as of December 31, 2013. At June 30, 2014, there were 59,065 Series B preferred shares outstanding and cumulative dividends in arrears were $5,316. There are no Series A, Series C or Series D shares of Preferred Stock outstanding as of the date of this Report.

As of September 24, 2014, we had approximately 237 shareholders of record, exclusive of shares held in street name. The closing price of our common stock was $2.07 on September 24, 2014.

Equity Compensation Plans

On May 27, 2005, the Company adopted the 2005 Stock Option Plan (the Option Plan) and the 2005 Employee Stock Option Plan (the 2005 Employee Plan), pursuant to which it may grant equity awards to eligible persons. On August 15, 2006, the Company adopted the 2006 Director Stock Option Plan (the Director Plan) pursuant to which it may grant equity awards to eligible persons. Each of the Plans has subsequently been amended. On May 15, 2014, the Company adopted the 2014 Employee Stock Option Plan (the 2014 Employee Plan) pursuant to which it may grant equity awards to eligible persons. The Option Plan allows the Board of Directors to grant options to purchase up to 1,800,000 shares of common stock to directors, officers, key employees and service providers of the Company, and the 2005 and 2014 Employee Plans each allow the Board of Directors to grant options to purchase up to 2,000,000 shares of common stock (total of 4,000,000 shares) to officers and key employees of the Company. The Director Plan allows the Board of Directors to grant options to purchase up to 1,000,000 shares of common stock to directors of the Company. Options granted under all of the Plans have a ten year maximum term, an exercise price equal to at least the fair market value of the Company's common stock (based on the trading price on the NYSE MKT) on the date of the grant, and with varying vesting periods as determined by the Board.

As of June 30, 2014, the following options had been granted under the option plans.

	Number of	Weighted-	Number of
	securities to	average	securities
	be issued on	exercise	remaining
	exercise of	price of	available for
	outstanding	outstanding	future
	options,	options,	issuance
	warrants,	warrants,	under equity
	and rights	and rights	compensation
Plan Category	#	$	plans
Equity compensation plans approved by shareholders	N/A	N/A	2,000,000
Equity compensation plans not approved by shareholders	2,314,422	$2.00	1,027,713

Total	2,314,422	$2.00	3,027,713

Sales of Unregistered Securities

All sales of unregistered securities during the 2014 fiscal year were previously reported.

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

There was no material change in the use of proceeds from the public offerings pursuant to this Form S-3 as described in our final prospectuses for these offerings filed with the SEC pursuant to Rule 424 (b). Through June 30, 2014, the Company had begun to use the net proceeds consistent with the use of proceeds from our public offerings as described in our final prospectuses for these offerings filed with the SEC pursuant to Rule 424 (b) and as further described in the table below, and invested the remaining net proceeds in cash and cash equivalents.

No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

Proceeds used in the year ended June 30, 2014:
Indirect payment to directors and officers for database development	$27,720
Direct payments of compensation to directors	125,500
Direct payments of salaries to officers	623,929
Working capital	2,501,035
Total proceeds used in the year ended June 30, 2014	$3,278,184

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

Amortization of licenses was $11,721 and $11,721 for the years ended June 30, 2014 and 2013, respectively. Based on the licenses recorded at June 30, 2014, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for each fiscal year ending June 30 is expected to be as follows: $11,721 for 2014, $0 for all years thereafter.

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

Revenue for the fiscal years ended June 30, 2014 and 2013 was derived primarily from sales of the Proxcelan® Cs-131 brachytherapy seed, which is used in the treatment of cancer. The Company also had sales from the GliaSite® RTS, which is used in the treatment of brain cancer, in the fiscal years ended June 30, 2014 and 2013. The Company recognizes revenue once the product has been shipped to the customer. Prepayments, if any, received from customers prior to the time that products are shipped are recorded as deferred revenue. In these cases, when the related products are shipped, the amount recorded as deferred revenue is then recognized as revenue. The Company accrues for sales returns and other allowances at the time of shipment. Although the Company does not have an extensive operating history upon which to develop sales returns estimates, we have used the expertise of our management team, particularly those with extensive industry experience and knowledge, to develop a proper methodology.

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

Income Taxes

Income taxes are accounted for under the liability method. Under this method, the Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years based on the reporting of certain costs in different periods for financial statement and income tax purposes. This method also requires the recognition of future tax benefits such as net operating loss carry-forwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment of the change. Management has determined that the Company, its subsidiary Medical, and its predecessors are subject to examination of their income tax filings in the United States and state jurisdictions for the 2011 through 2014 tax years. In the event that the Company is assessed penalties and/or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

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

Securities that could be dilutive in the future as of June 30, 2014 and 2013 were as follows:

	2014	2013
Preferred stock	59,065	59,065
Common stock warrants	444,747	1,957,033
Common stock options	2,314,422	2,305,072

Total potential dilutive securities	2,818,234	4,321,170

Subsequent Events

Effective April 1, 2009, the Company adopted ASC 855 Subsequent Events. This Statement establishes the accounting for, and disclosure of, material events that occur after the balance sheet date, but before the financial statements are issued. In general, these events will be recognized if the condition existed at the date of the balance sheet, and will not be recognized if the condition did not exist at the balance sheet date. Disclosure is required for non-recognized events if required to keep the financial statements from being misleading. The guidance in this Statement is very similar to current guidance provided in accounting literature and, therefore, will not result in significant changes in practice. Subsequent events have been evaluated through the date our financial statements were issued—the filing time and date of our 2014 Annual Report on Form 10-K.

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

Results of Operations

Financial Presentation

The following sets forth a discussion and analysis of the Company's financial condition and results of operations for the two years ended June 30, 2014 and 2013. This discussion and analysis should be read in conjunction with our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Item 1A — Risk Factors," beginning on page 31 of this Annual Report on Form 10-K.

Year ended June 30, 2014 compared to year ended June 30, 2013

Product sales.

Prostate Brachytherapy.

Revenue generated from treatment with prostate brachytherapy increased from 82% of total revenue in the fiscal year ended June 30, 2013 to 84% of total revenue in the fiscal year ended June 30, 2014. Prostate brachytherapy revenue decreased at a slower rate than revenue classified as other product sales which resulted in the increase from 82% to 84% of the decreased total revenue during fiscal year 2014 compared to fiscal year 2013. Management believes that the continuing decrease in sales for non-prostate applications has resulted from key physicians being assigned to new roles within their facilities, moving to new facilities that are not licensed for Cesium-131 and the ongoing incentive to recover capital investments in treatment equipment and the required facilities to house the equipment for competing treatment methods by those facilities. Management believes that the overall market for prostate brachytherapy has continued to receive increased pressure from other treatment options with higher reimbursement rates such as Intensity–Modulated Radiation Therapy (IMRT) and robotic-assisted surgery. Although combination treatments incorporating brachytherapy with other modalities in the prostate and treatment of other body sites with brachytherapy have increased, these increases are insufficient to offset the overall decrease in use of prostate brachytherapy.

Other Brachytherapy.

The strategy implemented by management in the prior year in diversifying the number of body sites being actively treated with the Proxcelan® Cs-131 brachytherapy seed has continued to partially mitigate the lost revenue from the prostate brachytherapy segment. The timeline of developing and bringing new products from concept to revenue production in the pharmaceutical/medical device segment is lengthy and is typically measured in years. The probability of any new cancer treatment product reaching the stage at which it produces revenue is very low.

Company management has been investing in development of alternative uses for the Company’s brachytherapy seed that management believes have the ability to generate revenue in the near-term to offset development costs. New treatments such as those being initiated by the Company typically experience a staged entry to market in which primary adopters demonstrate the suitability of a treatment, after which wider adoption is possible. The non-prostate products are very dependent on first adopters as a source of revenue. While there may be a steep growth in revenue, it often plateaus due to capacity constraints until the mainstream adoption occurs, when and if there is favorable publication of the experiences and treatment outcomes of the first adopters. To date the Company has only experienced minimal sales to first adopters.

In the fiscal year ended June 30, 2014, there were over seven hundred and eighty cases treated with the Company’s Cs-131 brachytherapy seeds, with approximately 12% of the cases being non-prostate applications. Management’s strategy includes soliciting the use of other applications for the Company's brachytherapy seeds at major medical institutions that are more likely to publish their outcomes and that are training the next generation of decision makers. Company management intends to actively pursue alternative uses for the Company’s brachytherapy seeds in treatments consistent with the FDA clearance granted permitting the Company to utilize other FDA cleared application methods as a means of administering the treatments.

During the year ended June 30, 2014, the revenue from other brachytherapy treatments decreased 13% over the year ended June 30, 2013. While revenue for the GliaSite® RTS increased 33%, gynecological increased 70% and head and neck increased 56%, these areas of growth were offset by a 15% decrease in revenue from the treatment of brain cancer and a 41% decrease in revenue from the treatment of lung cancer. Management believes the decreases in brain and long treatments were caused by two physicians that were significant early adopters who were on extended leave during the fiscal year.

GliaSite® Radiation Therapy System.

During the fiscal year ended June 30, 2014, revenue from the GliaSite® RTS increased by approximately 33% or $57,000 compared to the fiscal year ended June 30, 2013. All product sales are generated by the brachytherapy seeds and the related methods of application except for the revenue generated by the sales of GliaSite® RTS which come from sale of the liquid isotope, catheter trays and access trays.

The conversion of prospects to new GliaSite® RTS customers has been a longer process than originally anticipated by the Company. The Company has experienced lengthy timelines in the internal processes of the medical facilities in reviewing and approving the use of the product at the request of their physician(s). These longer than anticipated internal processes are compounded by uncertain timelines and delays in receiving the approval for the requested modification of each facility's nuclear materials license, which is required to begin using GliaSite® RTS and is dependent on external government regulators. On December 17, 2013, the Company received clearance from the US Food and Drug Administration to market Cesitrex® (Cs-131 in liquid form) with the GliaSite® RTS.

Description	June 30, 2014	June 30, 2013	Variance ($)	Variance (%)
Product sales (Prostate)	$3,525,869	$3,730,129	$(204,260)	(5)%
Product sales (Other1)	693,289	795,104	(101,815)	(13)%
Total product sales	$4,219,158	$4,525,233	$(306,075)	(7)%

1 - Other sales include brachytherapy seed treatment of brain cancer, lung cancer, head and neck cancer, colorectal cancer, gynecological cancer, ocular cancer and other body site cancers that have been treated previously with the Company’s Cs-131 brachytherapy seeds as well as the sale of GliaSite® RTS and its related components for use.

Cost of product sales.

Cost of product sales overall have remained materially unchanged during the fiscal year ended June 30, 2014 compared to the fiscal year ended June 30, 2013 with the exception of two categories of cost, the medical device tax expense and GliaSite® RTS cost of product sold. The additional medical device tax of approximately $41,500 during the twelve months ended June 30, 2014 was the result of the medical device tax being applicable to only two quarters during the fiscal year ended June 30, 2013 as compared to all four quarters during the fiscal year ended June 30, 2014. The additional cost of product sales related to the GliaSite® RTS of approximately $34,000 were from the additional cost of the Iotrex® solution ordered and produced to satisfy the increased volume orders of approximately $14,000 and a minimum royalty obligation related to the licensing of intellectual property utilized in the GliaSite® RTS system of approximately $15,000.

Description	June 30, 2014	June 30, 2013	Variance ($)	Variance (%)
Medical Device Tax	$96,115	$54,624	$41,491	76%
GliaSite® RTS	143,789	109,774	34,015	31%
Other expense	4,175,725	4,210,659	(34,934)	(1)%
Total COGS expense	$4,415,629	$4,375,057	$40,572	1%

Gross margin.

Gross margin for the fiscal year ended June 30, 2014 decreased substantially when compared to the fiscal year ended June 30, 2013. The change in gross margin was primarily as a result of the previously discussed reduction in sales in the prostate market when combined with the additional cost of the medical device tax, increased cost of isotope to meet the increased number of GliaSite® RTS orders and fixed contractual minimums related to isotope purchases that were lost to decay, partially offset by cost savings in other areas during the fiscal year ended June 30, 2014 when compared to June 30, 2013.

Description	June 30, 2014	June 30, 2013	Variance ($)	Variance (%)
Gross margin	$(196,471)	$150,176	$(346,647)	(231)%

Research and development expenses.

Research and development costs for fiscal year ended June 30, 2014 were increased due to the protocol expense which increased as the Company reinstated an investment in the brain study at Weill Medical College. The Company continued to invest in protocols in support of products that have been developed and sales have begun in support of gaining general acceptance in the market. During the fiscal year ended June 30, 2014, the Company accrued protocol costs in accordance with its agreements with participating facilities.

Description	June 30, 2014	June 30, 2013	Variance ($)	Variance (%)
Protocol expense	$163,259	$106,362	$56,897	53%
Other expense	505,544	520,745	(15,201)	(3)%
Total R&D expense	$668,803	$627,107	$41,696	7%

Sales and marketing expenses.

Sales and marketing expenses decreased during the fiscal year ended June 30, 2014 when compared to the fiscal year ended June 30, 2013 primarily as a result of the decreased hiring costs due to the reduction in the use of outside agencies to hire additional sales staff and the reduction in costs associated with travel and specifically a reduction in meals expense.

Description	June 30, 2014	June 30, 2013	Variance ($)	Variance (%)
Hiring expense	$1,411	$16,645	$(15,234)	(92)%
Travel expense	234,001	274,002	(40,001)	(15)%
Other expense	999,313	1,005,502	(6,189)	(1)%
Total sales &
marketing expense	$1,234,725	$1,296,149	$(61,424)	(5)%

General and administrative expenses.

General and administrative expenses increased during the fiscal year ended June 30, 2014 when compared to the fiscal year ended June 30, 2013 primarily as the result of increased legal costs year over year and increased share-based compensation, which was the result of fully vested options to purchase 100,000 shares of common stock awarded to Dwight Babcock, CEO, valued at $116,000 at various grant dates.

Description	June 30, 2014	June 30, 2013	Variance ($)	Variance (%)
Legal expense	$218,561	$153,663	$64,898	42%
Share-based compensation	151,096	32,328	118,768	367%
Other expense	2,118,562	2,108,182	10,380	-%
Total general &
administrative expense	$2,488,219	$2,294,173	$194,046	8%

Operating loss.

Operating loss for the year ended June 30, 2014 compared to the year ended June 30, 2013 increased as a result of decreased revenue generated from the sales of brachytherapy seeds for the treatment of prostate cancer; which was not offset by a sufficient increase in product sales from other seed brachytherapy and sales of GliaSite® RTS; coupled with cost of product sales which failed to decrease commensurate with the decrease in revenues.

Description	June 30, 2014	June 30, 2013	Variance ($)	Variance (%)
Operating loss	$(4,588,218)	$(4,067,253)	$(520,965)	13%

Change in fair value of warrant derivative liabilities.

During the years ended June 30, 2014 and June 30, 2013, there were changes in the fair value of the warrant derivative liabilities established upon issuance of the warrants during October 2011 and December 2011 to the purchasers and underwriters in the Company’s registered public offering. Per ASC 820, the warrant derivative liability requires periodic evaluation for changes in fair value. As required at June 30, 2014 and June 30, 2013, the Company evaluated the fair value of the warrant derivative liability using the Black-Scholes option pricing model on which the original warrant derivative liability was based and applied updated inputs as of those dates. The resulting change in fair value was recorded as of June 30, 2014 and 2013, respectively.

Description	June 30, 2014	June 30, 2013	Variance ($)	Variance (%)
Change in fair value of warrant derivative liability	$(1,382,134)	$210,000	$1,582,134	758%

Liquidity and capital resources. The Company has historically financed its operations through the sale of common stock and the issuance of related common stock warrants. During fiscal year 2014, the Company used existing cash reserves and cash received through sales of common stock of approximately $3.2 million and in 2013 of approximately $3 million to fund its operations and capital expenditures.

Cash flows from operating activities

Cash used by operating activities is the net loss adjusted for non-cash items and changes in operating assets and liabilities.

The increase in net cash used in operating activities for the year ended June 30, 2014 when compared to the year ended June 30, 2013 is primarily the result of the increased net loss that is primarily the result of decreased revenues and increase in fair value of the warrant derivative liability. Management has continued to maintain prior reductions of expenses that consumed cash in operating activities through a combination of cost reductions and operational efficiencies that were previously identified and implemented in operations. The remaining increase in cash used by operating activities is the net of an increase from the changes in operating assets and liabilities partially reduced by the decrease in non-cash operating expenses.

Key operating factor

	Fiscal year	Fiscal year
Description	ended 06-30-14	ended 06-30-13	Variance ($)	Variance (%)
Net loss	$(5,959,122)	$(3,856,596)	$(2,102,526)	55%
Non-cash items	2,344,032	731,738	1,612,294	220%
Non-cash changes in operating
assets and liabilities	386,869	68,591	318,278	464%
Net cash used by operating activities	$(3,228,221)	$(3,056,267)	$(171,954)	6%

Cash flows from investing activities

Cash used by investing activities during the year ended June 30, 2014 was primarily related to the purchase of short term and long term investments and in the year ended June 30, 2013 was primarily related to the capitalization of costs related to other assets.

Key operating factor

	Fiscal year	Fiscal year
Description	ended 06-30-14	ended 06-30-13	Variance ($)	Variance (%)
Purchases of fixed assets	$(19,029)	$(6,576)	$(12,453)	189%
Additions to licenses and other assets	(17,758)	(6,118)	(11,640)	190%
Purchases of short-term investments	(10,002,912)	-	(10,002,912)	(100)%
Purchases of investments – other	(5,401,398)	-	(5,401,398)	(100)%
Change in restricted cash	(59)	(122)	63	52%
Net cash used by investing activities	$(15,441,156)	$(12,816)	$(15,428,340)	(120,383)%

Cash flows from financing activities

Cash provided by financing activities in the year ended June 30, 2014 and June 30, 2013 was the result of sales of common stock in a registered direct offering and through warrant exercises and option exercises. Cash used during the fiscal years ended June 30, 2014 and June 30, 2013 was the result of dividend payments to the preferred shareholders.

Key operating factor

	Fiscal year	Fiscal year
Description	ended 06-30-14	ended 06-30-13	Variance ($)	Variance (%)
Preferred dividend payments	$(10,632)	$(10,632)	$-	-%
Proceeds from sales of preferred stock, pursuant to underwritten offering	1,478,703	-	1,478,703	100%
Proceeds from sale of common stock pursuant to underwritten offering	1,800,589	-	1,800,589	100%
Proceeds from sale of common stock pursuant to registered public offering	13,814,742	3,291,977	10,522,765	320%
Proceeds from sale of common stock, pursuant to exercise of warrants	6,099,807	1,825	6,097,982	334,136%
Proceeds from sale of common stock pursuant to exercise of options	266,314	13,129	253,185	1,928%
Net cash provided by financing activities	$23,449,523	$3,296,299	$20,153,224	609%

Projected 2014 Liquidity and Capital Resources

The Company had approximately $2.01 million of cash and cash equivalents, short-term investments of $10.02 million and investments - other of $10.04 million which are fully insured by the Federal Depository Insurance Company (FDIC) as of September 19, 2014. The Company’s monthly required cash operating expenditures were approximately $269,000 during the fiscal year ended June 30, 2014, which represents a 5% increase or approximately $14,000 from average monthly cash operating expenditures of $255,000 during the year ended June 30, 2013.

The increased use of cash in operating activities of approximately $172 thousand is primarily the result of the increased net loss of approximately $2.1 million which was driven primarily by a non-cash increase of the change in fair value of warrant derivative liability of $1.6 million and an increase of approximately $319 thousand in non-cash changes in operating assets and liabilities.

Management believes that the Company will need to replace aging pieces of information technology equipment including servers, individual computers and other office equipment as they either reach or have exceeded their useful lives. The Company may also have to invest in systems and equipment in order to continue to meet regulatory requirements as the compliance environment changes. The overall expenditure is not expected to exceed $100,000 during fiscal 2015, of which some costs will be capitalized and depreciated while others will be expensed in the period incurred. There is no assurance that unanticipated needs for capital equipment or other needs may not arise.

Balances as of:	09-19-14	06-30-14	06-30-13
Cash and cash equivalents	$2,004,951	$7,680,073	$2,899,927
Short-term investments	10,022,630	10,002,912	-
Investments	10,040,489	5,401,398	-
Total	$22,068,070	$23,084,383	$2,899,927

Key operating factor

	Fiscal year	Fiscal year
Description	ended 06-30-14	ended 06-30-13	Variance ($)	Variance (%)
Net cash used by operating activities	$(3,228,221)	$(3,056,267)	$(171,954)	6%
Number of months to calculate	12	12

Average monthly cash required for operating expense	$(269,000)	$(255,000)	$(14,000)	5%

During fiscal year 2015, the Company intends to continue its existing protocol studies and to begin new protocol studies on lung and inter-cranial cancer treatments using Cesium-131 brachytherapy seeds and the GliaSite® RTS. The Company believes that no more than $250,000 in expense will be incurred during fiscal year 2015 related to protocol expenses relating to lung cancer, inter-cranial cancer and both dual therapy and mono therapy prostate cancer protocols.

Based on the foregoing assumptions, management believes cash and cash equivalents on hand at June 30, 2014 should be sufficient to meet our anticipated cash requirements for operations and capital expenditure requirements through at least the next twelve months and at our present rate of monthly expenses for at least the next five years.

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

Additionally, management plans to increase revenue through expanding the sale of the FDA cleared and ISO 13845:2003 certified GliaSite® RTS to current customers, adding new customers in the United States through the Company’s direct sales force, through international sales with the existing distribution agreements which cover Germany, Austria, Switzerland, Italy, Luxembourg, Greece, Russia and Peru, and the addition of other distribution channels to European Union countries covered by the ISO certifications.

Management believes the Company will reach breakeven with revenues of approximately $750,000 per month with cashflow breakeven from operations being reached at approximately $700,000. However, there can be no assurance that the Company will attain profitability or that the Company will be able to attain its revenue targets. Sales in the prostate market have continued to shrink, which has not allowed breakeven to be reached during the past three fiscal years and these sales continued to decline during the year ended June 30, 2014. Sales of other applications and of the GliaSite® RTS have been nominal and historically have not been a substantial contributor to total revenue.

On March 21, 2014, the Company entered into a Securities Purchase Agreement with certain investors providing for the sale of a total of 5,644,300 shares of common stock for an aggregate purchase price of $14,675,180 at a price per share of $2.60 (the Registered Direct Offering). The Company received net proceeds from the offering of approximately $13,814,742 from the Registered Direct Offering which will be used to meet the Company’s working capital needs and general corporate purposes.

On August 29, 2013, the Company entered into an agreement to sell 3,800,985 common units, each consisting of 1 share of the Company’s common stock and a warrant to purchase 0.816 shares of common stock (the Common Units), and 1,670 preferred units, each consisting of 1 share of Series D Convertible Preferred Stock and a warrant to purchase 1,525.23 shares of common stock (the Preferred Units) on a firm commitment underwritten basis. The Common Units were sold at an initial per unit purchase price of $0.535 and the Preferred Units were sold at an initial per unit purchase price of $1,000. The warrants are all exercisable at $0.72 per share and have a twenty-four month term. Each share of the Series D Convertible Preferred Stock is convertible into 1,869.15 shares of common stock at any time at the option of the holder, subject to adjustment, provided that the holder will be prohibited from converting Series D Convertible Preferred Stock into shares of the Company’s common stock if, as a result of such conversion, the holder, together with affiliates, would own more than 9.99% of the total shares of the Company’s common stock then issued and outstanding. The offering yielded approximately $3,279,292 in cash after expenses.

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

Series C warrant exercises in September and November of 2012 resulted in proceeds of less than $2,000.

There was no material change in the use of proceeds from our public offerings as described in our final prospectus supplements filed with the SEC pursuant to Rule 424(b) on July 17, 2012, August 29, 2013 and March 24, 2014. Through June 30, 2014, the Company had used the net proceeds raised through the July 2012, August 2013 and March 2014 offerings as described in the table below and held the remaining net proceeds in cash and cash equivalents, short-term investments and investments. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

Offering description	Period	Net proceeds	Remaining net proceeds

Registered direct offering	July 2012	3,291,977	-
Underwritten offering	August 2013	3,279,292	2,899,210
Registered direct offering	March 2014	13,814,742	13,814,742
Total		$20,386,011	$16,713,952

Proceeds used in the year ended June 30, 2014:
Indirect payments to directors and officers for database development	$27,720
Direct payments for services to directors	125,500
Direct payments of salaries to officers	623,929
Working capital	2,501,035
Total proceeds used in the year ended June 30, 2014	$3,278,184

As a result of these recent capital raises, management does not anticipate needing to raise financing during fiscal 2015. If financing is required and obtained, it may be dilutive to shareholders. Of course, needed funding may not be available to the Company on acceptable terms, or at all.

Other Commitments and Contingencies

In April 2013, Medical exercised the second of two options to renew the original lease that was entered into on May 2, 2007 with Energy Northwest, the owner of the Applied Process Engineering Laboratory (the APEL lease), for an additional 3 years with a new lease expiration date of April 30, 2016. The Company agreed to modification number 14 which became effective on May 1, 2014. The lease modification provided for a contractually permitted rent increase based on a CPI index which was 1.1%. The modification also provided the Company with an additional (third) three year option to extend its tenancy beyond the current expiration date of April 30, 2016. The rent contained in lease modification number 15 beginning on May 1, 2014 is $22,850.

Future minimum lease payments under operating leases, including the one remaining three-year renewal of the APEL lease, are as follows:

Year ending June 30,
2015	$277,224
2016	277,224
2017	277,224
2018	277,224
2019	231,020
$1,339,916

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

The Company received a Qualifying Therapeutic Discovery Project (QTDP) grant in lieu of a QTDP credit for the Company tax years 2010 and 2011. The costs of the Company associated with these grants are subject to examination as are the tax returns of the Company. While there is no indication that the Internal Revenue Service intends to examine these returns or the costs utilized as the underlying basis for the receipt of the grant funds, these grant funds are subject to recapture if the associated costs are determined by the Service to not meet the definition of a "Qualified Investment" during an examination.

The Company has no off-balance sheet arrangements.

Inflation

Management does not believe that the current levels of inflation in the United States have had a significant impact on the operations of the Company. If current levels of inflation hold steady, management does not believe future operations will be negatively impacted.

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers" (ASU 2014-09), which supersedes the revenue recognition requirements in FASB Accounting Standards Codification (ASC) Topic 605, "Revenue Recognition". The guidance requires that an entity recognize revenue in a way that depicts the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods and services. The guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. The Company is currently evaluating the new standard and its impact on the Company's consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15—Presentation of Financial Statements—Going Concern.   The guidance requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable).  If conditions or events exist that raise substantial doubt about an entity’s ability to continue as a going concern, the guidance requires disclosure in the financial statements.   The guidance will be effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company is currently evaluating the new standard and its impact on the Company's consolidated financial statements.

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

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2014. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedures is designed to provide a reasonable level of assurance that the objectives of the system will be met.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance concerning both the reliability of our financial reporting and the preparation of our financial statements in accordance with generally accepted accounting principles. This control includes policies and procedures that obligate us to maintain reasonably detailed records that accurately and fairly reflect our transactions and the disposition of our assets, provide assurance that our transactions are properly recorded, ensure that our receipts and expenditures are authorized by management and, where applicable, our board of directors, and prevent or allow us to timely detect material unauthorized acquisitions, uses or dispositions of our assets.

We have evaluated the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (1992). This evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, both of whom concluded that our internal control over financial reporting was effective as of June 30, 2014. Our evaluation of the effectiveness of our internal control over financial reporting in future periods may differ due to changing conditions or non-compliance with the policies and procedures we have established.

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

ITEM 9B – OTHER INFORMATION

There were no items required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year ended June 30, 2014 that have not been already disclosed on a Form 8-K filed with the SEC.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Each member of the Board of Directors serves a one-year term and is subject to reelection at the Company's Annual Meeting of Shareholders held each year.

Board Committees

The Board has established an Audit Committee consisting of Thomas LaVoy (Chairman) and Philip Vitale, MD; a Compensation Committee consisting of Thomas LaVoy and Philip Vitale, MD (Chairman); and a Nominating Committee consisting of Philip Vitale, MD (Chairman) and Thomas LaVoy. No other committees have been formed.

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

The Board of Directors has determined that Mr. LaVoy is an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-K promulgated by the Securities and Exchange Commission, and each Audit Committee member is independent under applicable NYSE MKT standards. The Board's conclusions regarding the qualifications of Mr. LaVoy as an audit committee financial expert were based on his service as a chief financial officer of a public company, his experience as a certified public accountant and his degree in accounting.

Executive Officers and Directors

The executive officers and directors serving the Company as of June 30, 2014 were as follows:

Name	Age	Position Held	Term*
Dwight Babcock	66	Chairman, Chief Executive Officer	Annual
Brien Ragle	45	Chief Financial Officer
Thomas LaVoy	54	Director	Annual
Philip Vitale, MD	67	Director	Annual
Fredric Swindler#	67	Vice-President
William Cavanagh III	48	Vice President, Research and Development

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

Brien Ragle – Mr. Ragle has over 15 years of finance and accounting experience, including SEC reporting, financial reporting, cost, project, and management accounting in addition to performing operational analysis. Mr. Ragle became IsoRay's Chief Financial Officer on October 1, 2013. Mr. Ragle was IsoRay's Controller – Principal Financial and Accounting Officer from October 2009 to September 2013. Mr. Ragle was IsoRay’s Cost Accounting Manager from January 2007 until October 2009. Before joining IsoRay in January 2007 as Cost Accounting Manager, Mr. Ragle was employed by BNG America, LLC, a wholly-owned subsidiary of Energy Solutions, LLC (ES) from 2005 to 2006 as Project Accounting Manager for all projects located in the Western United States and from 2000 to 2004 as a Business Unit Controller by SCM Consultants, Inc, a wholly-owned subsidiary of Tetra Tech, Inc (TTEK). Mr. Ragle holds Bachelor of Arts degrees in Business Administration, with an emphasis in accounting, and in Hospitality Management from Washington State University. Mr. Ragle is a Certified Public Accountant in the State of Washington and designated as a Chartered Global Management Accountant by the American Institute of Certified Public Accountants. Mr. Ragle filed for personal bankruptcy under Chapter 13 of the U.S. Bankruptcy Code on January 26, 2011.

Thomas LaVoy – Mr. LaVoy has been a Director of the Company since 2005. Mr. LaVoy has served Deputy Chief Operations Officer and President of Corporate Services of Veolia Transportation on Demand (VTOD), the parent company of Super Shuttle International Inc. and its subsidiaries. He concurrently serves as Chief Financial Officer of SuperShuttle International, Inc. and its subsidiaries as he has since July 1997 and as Secretary since March 1998. VTOD through SuperShuttle is the largest shuttle transportation company in the US in addition to operating bus and cab services throughout the US. He has also served as a director of Alanco Technologies, Inc. (OTCBB: ALAN) since 1998 and presently serves on its audit committee. From September 1987 to February 1997, Mr. LaVoy served as Chief Financial Officer of NASDAQ-listed Photocomm, Inc. Mr. LaVoy was a Certified Public Accountant with the firm of KPMG Peat Marwick from 1980 to 1983. Mr. LaVoy has a Bachelor of Science degree in Accounting from St. Cloud University, Minnesota, and is a Certified Public Accountant (Inactive) in the State of Minnesota. Mr. LaVoy brings over 25 years of CFO experience for progressively growing companies in multiple industries to his service on the Company's Board.

Philip Vitale, MD – Dr. Vitale is a board certified urologist. He practiced Urology from 1978 to 2005 at Lovelace Health Systems in Albuquerque. He also served on the Board of Governors for 9 years and held various administrative positions including Chief Medical Officer and Senior Vice President at Lovelace. He has been the staff urologist at Albuquerque VA Medical Center since 2005, serving as Chief of the Urology section from 2008 to November 2013. Dr. Vitale is also an Assistant Professor at the University of New Mexico, Division of Urology. He is a member of the American Urological Association and the South Central Section of the American Urological Association. Dr. Vitale’s current clinical trials include: chemotherapy after prostatectomy (cap); a phase III randomized study for high risk prostate carcinoma; RTOG 0415 a phase III randomized study of hypofractionated 3d-crt/imrt versus conventionally fractionated 3d-crt/imrt in patients with favorable-risk prostate cancer; RTOG 0815 a phase III prospective randomized trial of dose-escalated radiotherapy with or without short-term androgen deprivation therapy for patients with intermediate-risk prostate cancer; and YP19A1 gene and pharmacogenetics of response to testosterone therapy. Dr. Vitale holds a BA in Biology from LaSalle College and obtained his M.D. from the New Jersey College of Medicine and Dentistry. He received his M.S. in Health Services Administration from the College of St. Francis. Dr. Vitale brings to the Board medical expertise in the industries the Company is targeting.

Fredric Swindler – Mr. Swindler joined IsoRay Medical in October 2006, serving as Vice President, Regulatory and Quality Affairs until September 6, 2013, when he began serving as Vice President on a part-time basis as part of his transition to retirement. Mr. Swindler has over 40 years of experience in manufacturing and regulatory compliance. Mr. Swindler also served as Secretary for IsoRay, Inc. from June 11, 2008 through September 6, 2013. Mr. Swindler served as VP, Quality Assurance and Regulatory Affairs for Medisystems Corporation, a manufacturer and distributor of medical devices, from 1994 until joining the Company. During his tenure at Medisystems Corporation, Mr. Swindler developed a quality system to accommodate vertically integrated manufacturing, developed regulatory strategies, policies and procedures, and submitted nine pre-market notifications (510(k)) to the FDA. Prior to this, Mr. Swindler held various positions with Marquest Medical Products from 1989 to 1994, Sherwood Medical Products from 1978 to 1989, Oak Park Pharmaceuticals in 1978, and Mead Johnson & Company from 1969 to 1978. Mr. Swindler holds a Bachelor of Science degree in Biomedical Engineering from Rose-Hulman Institute of Technology and a Masters of Business Administration from the University of Evansville.

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

Name	Age	Position Held & Tenure
Lane Bray	86	Chief Chemist

Lane Bray – Mr. Bray is known nationally and internationally as a technical expert in separations, recovery, and purification of isotopes and is a noted authority in the use of cesium and strontium ion exchange for Department of Energy's West Valley and Hanford nuclear waste cleanup efforts. In 2013, Mr. Bray received the Glenn T Seaborg Award for Actinide Separations Chemistry. In 2000, Mr. Bray received the 'Radiation Science and Technology' award from the American Nuclear Society. Mr. Bray has authored or co-authored over 110 research publications, 12 articles for nine technical books, and holds 28 U.S. and foreign patents. Mr. Bray patented the USDOE/PNNL process for purifying medical grade Yttrium-90 that was successfully commercialized in 1999. Mr. Bray also invented and patented the proprietary isotope separation and purification process that is assigned to IsoRay. Mr. Bray was elected 'Tri-Citian of the Year' in 1988, nominated for 'Engineer of the Year' by the American Nuclear Society in 1995, and was elected 'Chemist of the Year for 1997' by the American Chemical Society, Eastern Washington Section. Mr. Bray retired from the Pacific Northwest National Laboratory in 1998. Since retiring in 1998, Mr. Bray worked part time for PNNL on special projects until devoting all of his efforts to IsoRay in 2004. Mr. Bray has been a Washington State Legislator, a Richland City Councilman, and a Mayor of Richland. Mr. Bray has a B.A. in Chemistry from Lake Forest College.

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

We believe that IsoRay's executive officers, directors and 10% shareholders timely complied with their filing requirements during the year ended June 30, 2014, except as follows – Dwight Babcock (three Form 4s); William Cavanagh (one Form 4); Brien Ragle (one Form 4) and Philip J. Vitale (one Form 4). Each of these Form 4s was filed late.

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

ITEM 11 – EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during our past two fiscal years awarded to, earned by or paid to each of the following individuals. Salary and other compensation for these officers are set or recommended to the Board by the Compensation Committee. No other executive officer received total compensation of over $100,000 during fiscal year 2014.

Summary Compensation Table

							Nonqualified
						Non-equity	deferred
				Stock	Option	incentive plan	compensation	All other
		Salary	Bonus	awards	awards	compensation	earnings	compensation	Total
Name and principal position	Year	($)	($)	($)	($)	(1)	($)	($)	($)
Dwight Babcock	2014	284,712	50,000		116,095	-	-	-	450,807
Chairman and CEO	2013	284,394	-	-	-	-	-	-	284,394
Brien Ragle	2014	117,834	-	-	39,401	-	-	-	157,235
CFO	2013	99,215	-	-	-	-	-	-	99,215
William Cavanagh	2014	154,500	-	-	37,099	-	-	-	191,599
VP – R&D	2013	154,327	-	-	-	-	-	-	154,327

▪	Amounts represent the ASC 718, Compensation – Stock Compensation valuation for the fiscal years ended June 30, 2014 and 2013, respectively. All such options were awarded under one of the Company's four stock option plans. All options awarded (with the exception of Mr. Babcock's stock option grants that were immediately vested on the grant date) vest in three equal annual installments beginning with the first anniversary from the date of grant and expire ten years after the date of grant. All options were granted at the fair market value of the Company's stock on the date of grant and the Company used a Black-Scholes methodology as discussed in the footnotes to the financial statements to value the options.

Outstanding Equity Awards at Fiscal Year-End

Option awards

				Equity
				Incentive
				plan
				awards:
	Number of		Number of	Number of
	securities		securities	securities
	underlying		underlying	underlying
	unexercised		unexercised	unexercised	Option
	Options		options	unearned	exercise	Option
	(#)		(#)	options	price	expiration
Name	exercisable		unexercisable	(#)	($)	date
Dwight Babcock,	50,000	(1)	-	-	6.30	03/31/2016
Chairman and CEO	50,000	(1)	-	-	3.80	06/23/2016
	50,000	(1)	-	-	3.11	08/15/2016
	100,000	(1)	-	-	0.75	05/13/2018
	200,000	(1)	-	-	0.26	06/01/2019
	100,000	(1)	-	-	1.43	06/30/2020
	100,000	(1)	-	-	0.99	06/07/2021
	50,000	(1)	-	-	0.98	06/27/2022
	50,000	(1)	-	-	0.58	09/05/2023
	50,000	(1)	-	-	2.17	05/20/2024

Brien Ragle	5,000	(2)	-	-	4.40	03/02/2017
CFO	2,000	(3)	-	-	4.14	06/01/2017
	20,000	(4)	-	-	1.43	06/30/2020
	20,000	(5)	-	-	0.99	06/07/2021
	1,666	(7)	3,334	-	0.59	09/06/2023
	-	(8)	20,000	-	2.46	06/17/2024

William Cavanagh	11,690	(4)	-	-	1.43	06/30/2020
Vice-President, Research	7,774	(5)	-	-	0.99	06/07/2021
and Development	13,332	(6)	6,668	-	0.98	06/27/2022
	-	(8)	20,000	-	2.46	06/17/2024

1)	Represents options issued to Mr. Babcock which were all immediately vested and exercisable. The grant dates are 10 years prior to the expiration date in the table above.
2)	Represents the March 2, 2007 grant, all of which were exercisable as of March 2, 2010.
3)	Represents the June 1, 2007 grant, all of which were exercisable as of June 1, 2010.
4)	Represents a June 30, 2010 grant, all of which were exercisable as of June 30, 2013.
5)	Represents a June 7, 2011 grant, all of which were exercisable as of June 30, 2014.
6)	Represents a June 27, 2012 grant, one-third of which became exercisable on June 27, 2013, one-third of which became exercisable on June 27, 2014, and the final third will become exercisable on June 27, 2015.
7)	Represents a September 6, 2013 grant, one-third of which became exercisable on September 6, 2014, one-third of which will become exercisable on September 6, 2015, and the final third will become exercisable on September 6, 2016.
8)	Represents a June 17, 2014 grant, one-third of which will become exercisable on June 17, 2015, one-third of which will become exercisable on June 17, 2016, and the final third will become exercisable on June 17, 2017.

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

Director Compensation

	Fees earned			Non-equity	Non-qualified
	or paid in	Stock	Option	incentive plan	deferred	All other
	cash	awards	awards	compensation	compensation	compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Robert Kauffman (1)	47,000	-	-	-	-	-	47,000
Thomas LaVoy (2)	50,500	-	-	-	-	-	50,500
Albert Smith (3)	15,500	-	-	-	-	-	15,500
Philip Vitale MD (4)	12,500	-	-	-	-	-	12,500

During fiscal year 2014, each non-employee director received cash compensation of $2,000 per month. In addition, each non-employee director received $1,000 per Board meeting attended in person or $500 per Board meeting attended via telephone and $500 per committee meeting attended.

(1)  Mr. Kauffman received an additional $3,000 per month for serving as Vice-Chairman through the month of March 2014 when Mr. Kauffman passed away.

(2)  Mr. LaVoy received an additional $2,000 per month for serving as Audit Committee Chairman.

(3)  Mr. Smith received payment for his service as a non-employee director through the month of his resignation from Board service and all committees of the Board on January 15, 2014.

(4)  Dr. Vitale received payment for his service as a non-employee director beginning in the month that his Board service and service on committees of the Board commenced on January 15, 2014.

Each non-employee director had stock options to purchase shares of the Company's common stock outstanding as of June 30, 2014 as follows - Mr. LaVoy had stock options to purchase 150,000 shares of common stock and Dr. Vitale had stock options to purchase 25,000 shares of common stock.

Compensation Committee Interlocks and Insider Participation

As a smaller reporting company, the Company is not required to provide this disclosure.

Compensation Committee Report

As a smaller reporting company, the Company is not required to provide this disclosure.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding the beneficial ownership of the Company's common stock and preferred stock as of September 26, 2014 for (a) each person known by the Company to be a beneficial owner of five percent or more of the outstanding common or preferred stock of the Company, (b) each executive officer, director and nominee for director of the Company, and (c) directors and executive officers of the Company as a group. As of September 26, 2014, the Company had 54,883,445 shares of common stock and 59,065 shares of Series B preferred stock outstanding. Except as otherwise indicated below, the address for each listed beneficial owner is c/o IsoRay, Inc., 350 Hills Street, Suite 106, Richland, Washington 99354.

Common Stock Share Ownership

Name of Beneficial Owner	Common Shares Owned	Common Stock Options(1)	Percent of Class (2)
Dwight Babcock(3)	284,068	800,000	2.00%
Brien Ragle	-	48,666	0.10%
Thomas LaVoy	83,523	150,000	0.40%
Philip Vitale M.D.	-	25,000	0.00%
Fredric Swindler	-	75,000	0.10%
William Cavanagh III	-	32,796	0.10%
Directors and Executive Officers as a group	367,591	1,131,462	2.70%
Sabby Management, LLC(4)	5,500,640	-	10.00%

1)	Only includes those common stock options that could be exercised for common stock within 60 days after September 26, 2014.
2)	Percentage ownership is based on 54,883,445 shares of Common Stock outstanding on September 26, 2014. Shares of Common Stock subject to stock options which are currently exercisable or will become exercisable within 60 days after September 26, 2014 are deemed outstanding for computing the percentage ownership of the person or group holding such options but are not deemed outstanding for computing the percentage ownership of any other person or group.

3)	Mr. Babcock's common shares owned include 2,695 shares owned by his spouse.
4)	Sabby Management, LLC, with an address of 10 Mountainview Road, Suite 205, Upper Saddle River, New Jersey 07458, is the beneficial owner of these shares held of record by Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd., based on the information contained in the Schedule 13G/A filed on January 28, 2014.

Series B Preferred Stock Share Ownership

	Series B
	Preferred
	Shares	Percent of
Name of Beneficial Owner	Owned	Class (1)
Aissata Sidibe (2)	20,000	33.86%
William and Karen Thompson Trust (3)	14,218	24.07%
Jamie Granger (4)	10,529	17.83%
Hostetler Living Trust (5)	9,479	16.05%
Leslie Fernandez (6)	3,688	6.24%

(1)	Percentage ownership is based on 59,065 shares of Series B Preferred Stock outstanding on September 27, 2014.
(2)	The address of Ms. Sidibe is 99302 E Sidibe PR SE, Kennewick, WA 99338.
(3)	The address of the William and Karen Thompson Trust is 285 Dondero Way, San Jose, CA 95119.
(4)	The address of Jamie Granger is 53709 South Nine Canyon Road, Kennewick, WA 99337.
(5)	The address of the Hostetler Living Trust is 9327 NE 175th Street, Bothell, WA 98011.
(6)	The address of Leslie Fernandez is 2615 Scottsdale Place, Richland, WA 99352.

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

Director Independence

Using the standards of the NYSE MKT, the Company's Board has determined that Mr. LaVoy and Dr. Vitale each qualify under such standards as an independent director. Mr. LaVoy and Dr. Vitale each meet the NYSE MKT listing standards for independence both as a director and as a member of both the Audit Committee and the Compensation Committee. No other directors are independent under these standards. The Company did not consider any relationship or transaction between itself and these independent directors not already disclosed in this report in making this determination.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, DeCoria, Maichel & Teague, P.S.:

	Year ended	Year ended
	June 30,	June 30,
	2014	2013

1. Audit fees	$63,471	$60,372
2. Audit-related fees	-	2,733
3. Tax fees	9,000	8,250
4. All other fees	-	3,750

Totals	$72,471	$75,105

Audit fees include fees for the audit of our annual financial statements, reviews of our quarterly financial statements, and related consents for documents filed with the SEC. Audit-related fees include cost of attendance at the annual shareholder meeting. Tax fees include fees for the preparation of our federal and state income tax returns. All other fees are related to consulting costs related to the review of documents related to equity offerings that occurred in the years ended June 30, 2014 and 2013, respectively.

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

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(Except as otherwise indicated, all exhibits were previously filed and all omitted exhibits are intentionally omitted)

Exhibit #	Description

2.1	Merger Agreement dated as of May 27, 2005, by and among Century Park Pictures Corporation, Century Park Transitory Subsidiary, Inc., certain shareholders and IsoRay Medical, Inc. incorporated by reference to the Form 8-K filed on August 3, 2005.
2.2	Certificate of Merger, filed with the Delaware Secretary of State on July 28, 2005 incorporated by reference to the Form 8-K filed on August 3, 2005.
3.2	Certificate of Designation of Rights, Preferences and Privileges of Series A and B Convertible Preferred Stock, filed with the Minnesota Secretary of State on June 29, 2005 incorporated by reference to the Form 8-K filed on August 3, 2005.

3.3	Restated and Amended Articles of Incorporation incorporated by reference to the Form 10-KSB filed on October 11, 2005.
3.4	Certificate of Designation of Rights, Preferences and Privileges of Series C Junior Participating Preferred Stock, incorporated by reference to the Company's Registration Statement on Form 8-A filed February 7, 2007.
3.5	Amended and Restated By-Laws of the Company dated as of January 8, 2008, incorporated by reference to the Form 8-K filed on January 14, 2008.
3.6	Certificate of Designation and Preferences, Rights and Limitations of Series D Convertible Preferred Stock dated August 29, 2013 of IsoRay, Inc., incorporated by reference to the Form 8-K filed on August 29, 2013.
4.8	Amended and Restated 2005 Employee Stock Option Plan incorporated by reference to the Form S-8 filed on August 19, 2005.
4.16	Amended and Restated 2006 Director Stock Option Plan, incorporated by reference to the Form S-8/A1 filed on December 18, 2006.
4.17	Amended and Restated 2005 Stock Option Plan, incorporated by reference to the Form S-8/A1 filed on December 18, 2006.
4.19	Rights Agreement, dated as of February 1, 2007, between the Computershare Trust Company N.A., as Rights Agent, incorporated by reference to the Company's Registration Statement on Form 8-A filed on February 7, 2007.
4.23	Form of Series D Warrant to Purchase Common Stock, incorporated by reference to the Form 8-K filed on November 22, 2010.
4.26	Form of Common Stock Purchase Warrant, incorporated by reference to the Form 8-K filed on October 13, 2011.
4.30	Specimen of Series D Convertible Preferred Stock Certificate of IsoRay, Inc., incorporated by reference to the Form 8-K filed on August 29, 2013.
4.32	2014 Employee Stock Option Plan incorporated by reference to the Form 10-Q filed on March 15, 2014.
4.33	Form of Stock Option Agreement of IsoRay, Inc., incorporated by reference to the Form 10-Q filed on March 15, 2014.
10.2	Universal License Agreement, dated November 26, 1997 between Donald C. Lawrence and William J. Stokes of Pacific Management Associates Corporation, incorporated by reference to the Form SB-2 filed on November 10, 2005.
10.3	Royalty Agreement of Invention and Patent Application, dated July 12, 1999 between Lane A. Bray and IsoRay LLC, incorporated by reference to the Form SB-2 filed on November 10, 2005.
10.5	Section 510(k) Clearance from the Food and Drug Administration to market Lawrence CSERION Model CS-1, dated March 28, 2003, incorporated by reference to the Form SB-2 filed on November 10, 2005.
10.10	Registry of Radioactive Sealed Sources and Devices Safety Evaluation of Sealed Source, dated September 17, 2004, incorporated by reference to the Form SB-2/A2 filed on April 27, 2006.
10.18	State of Washington Radioactive Materials License dated October 6, 2005, incorporated by reference to the Form SB-2 filed on November 10, 2005.
10.22	Agreement dated August 9, 2005 between the Curators of the University of Missouri and IsoRay Medical, Inc., incorporated by reference to the Form SB-2/A2 filed on April 27, 2006 (confidential treatment granted for redacted portions).
10.25	Economic Development Agreement, dated December 14, 2005, by and between IsoRay, Inc. and the Pocatello Development Authority, incorporated by reference to the Form 8-K filed on December 20, 2005.
10.35	Form of Officer and Director Indemnification Agreement, incorporated by reference to the Form SB-2 Post Effective Amendment No. 2 filed on October 13, 2006.
10.59	License Agreement, dated effective June 14, 2010, by and between IsoRay Medical, Inc. and Hologic Inc., incorporated by reference to the Form 8-K filed on June 23, 2010 (confidential treatment granted for redacted portions).
10.66	License Agreement dated as of June 1, 2011, by and between Dr. Reddy's Laboratories (EU) Ltd. and IsoRay Medical, Inc., incorporated by reference to the Form 8-K/A filed on August 19, 2011 (confidential treatment granted for redacted portions).

10.68	International Distribution Agreement, dated October 31, 2011, by and between IsoRay Medical, Inc. and Karlheinz Goehl-Medizintechnik Göhl, incorporated by reference to the Form 8-K filed on November 3, 2011 (confidential treatment granted for redacted portions).
10.72	Contract, dated January 9, 2013, by and between IsoRay Medical, Inc. and The Open Joint Stock Company ‹‹Isotope›› (confidential treatment granted for redacted portions), incorporated herein by reference to the 8-K/A filed on March 21, 2013.
10.73	Employment Agreement dated September 6, 2013, by and among Fredric Swindler, IsoRay Medical, Inc. and IsoRay, Inc., incorporated by reference to the Form 8-K filed on September 12, 2013.
10.74	Letter Agreement, dated August 27, 2013, between IsoRay Medical, Inc. and Karlheinz Goehl-Medizintechnik Göhl, incorporated by reference to the Form 10-K filed on September 30, 2013.
10.75	Addendum dated January 16, 2014, to Contract dated January 6, 2014, by and between IsoRay Medical, Inc. and The Open Joint Stock Company ‹‹ Isotope›› (confidential treatment granted for redacted portions), incorporated by reference to the Form 8-K/A filed on January 23, 2014.
10.76	Securities Purchase Agreement dated as of March 1, 2014, between IsoRay, Inc, and each Purchaser identified on the signature pages thereto, incorporated by reference to the Form 8-K filed on March 21, 2014.
10.77	Letter Agreement dated March 21, 2014, between Maxim Group LLC and IsoRay, Inc., incorporated by reference to the Form 8-K filed on March 21, 2014.
10.78	Contract dated June 23, 2014, by and between IsoRay Medical, Inc. and The Open Joint Stock Company ‹‹ Institute of the Nuclear Materials ›› (confidential treatment granted for redacted portions), incorporated herein by reference to the Form 8-K filed June 25, 2014.
10.79	Addendum No. 1 to Contract No. 840/08624332/1609-14 dated July 31, 2014, by and between Open Joint Stock Company ‹‹ Institute of the Nuclear Materials ›› (JSC ‹‹INM››) and IsoRay Medical, Inc., incorporated by reference to the Form 8-K filed on August 7, 2014.
10.80*	Letter Agreement dated August 10, 2014, by and among IsoRay Medical, Inc., IsoRay, Inc. and Fredric Swindler.
10.81*	Letter Agreement dated August 28, 2014, by and between IsoRay Medical, Inc. and Karlheinz Goehl-Medizintechnik Göhl (confidential treatment requested for redacted portions).
14.1	Code of Conduct and Ethics, incorporated by reference to the Form 10-KSB filed on October 11, 2005.
14.2	Code of Ethics for Chief Executive Officer & Senior Financial Officers, incorporated by reference to the Form 10-KSB filed on October 11, 2005.
21.1*	Subsidiaries of the Company.
23.1*	Consent of DeCoria, Maichel & Teague, P.S.
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer.
32.1**	Section 1350 Certifications.
101.INS***	XBRL Instance Document.
101.SCH***	XBRL Taxonomy Extension Schema Document.
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB***	Taxonomy Extension Label Linkbase Document.
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Reports on Form 8-K

On May 16, 2014, the Company filed a Current Report on Form 8-K announcing its financial results for the quarter ended March 31, 2014.

On May 16, 2014, the Company filed an amended Current Report on Form 8-K/A announcing the Board of Director’s determination of the frequency of future advisory votes on executive compensation.

On May 27, 2014, the Company filed a Current Report on Form 8-K announcing the increase of Dwight Babcock’s salary as CEO and the award of a bonus and stock options to Mr. Babcock.

On June 25, 2014, the Company filed a Current Report on Form 8-K announcing its subsidiary's entry into a supply contract with The Open Joint Stock Company «Institute of the Nuclear Materials».

On August 7, 2014, the Company filed a Current Report on Form 8-K announcing its subsidiary's entry into an addendum to its supply contract with The Open Joint Stock Company «Institute of the Nuclear Materials».

On August 14, 2014, the Company filed a Current Report on Form 8-K announcing its and its subsidiary's extension of the Employment Agreement with Fredric Swindler.

On September 4, 2014, the Company filed a Current Report on Form 8-K announcing its subsidiary's extension and amendment of its International Distribution Agreement with Karlheinz Goehl-Medizintechnik Göhl.

IsoRay, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

IsoRay, Inc.

Richland, Washington

We have audited the accompanying consolidated balance sheets of IsoRay, Inc. and Subsidiaries ("the Company") (see Note 1) as of June 30, 2014 and 2013, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IsoRay, Inc. and Subsidiaries as of June 30, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DeCoria, Maichel & Teague, P.S.

Spokane, Washington

September 22, 2014

IsoRay, Inc and Subsidiaries

Consolidated Balance Sheets

	June 30,	June 30,
	2014	2013

ASSETS

Current assets:
Cash and cash equivalents	$7,680,073	$2,899,927
Short-term investments	10,002,912	-
Accounts receivable, net of allowance for doubtful accounts of $38,607 and $52,598, respectively	913,049	923,780
Inventory	359,737	405,571
Other receivables	53,082	11,502
Prepaid expenses and other current assets	206,047	202,880

Total current assets	19,214,900	4,443,660

Fixed assets, net of depreciation and amortization	1,017,915	1,684,282
Investments - other	5,401,398	-
Restricted cash	181,208	181,149
Inventory, non-current	469,758	469,758
Other assets, net of accumulated amortization	264,076	276,507

Total assets	$26,549,255	$7,055,356

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$574,855	$432,566
Accrued protocol expense	80,433	25,305
Accrued radioactive waste disposal	141,592	100,000
Accrued payroll and related taxes	236,282	127,419
Accrued vacation	120,765	107,578

Total current liabilities	1,153,927	792,868

Warrant derivative liability	573,000	104,000
Asset retirement obligation	866,560	792,242

Total liabilities	2,593,487	1,689,110

Commitments and contingencies (Note 16)

Shareholders' equity:
Preferred stock, $.001 par value; 7,001,671 shares authorized
Series A: 1,000,000 shares allocated; no shares issued and outstanding	-	-
Series B: 5,000,000 shares allocated; 59,065 shares issued and outstanding	59	59
Series C: 1,000,0000 shares allocated; no shares issued and outstanding	-	-
Series D: 1,671 and 0 shares allocated; no shares issued and outstanding	-	-
Common stock, $.001 par value; 192,998,329 & 193,000,000 shares authorized;54,701,708 and 34,618,517 shares issued and outstanding	54,702	34,618
Treasury stock, at cost 13,200 shares	(8,390)	(8,390)
Additional paid-in capital	81,959,853	57,431,293
Accumulated deficit	(58,050,456)	(52,091,334)

Total shareholders' equity	23,955,768	5,366,246

Total liabilities and shareholders' equity	$26,549,255	$7,055,356

The accompanying notes are an integral part of these consolidated financial statements.

IsoRay, Inc and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended
	June 30,	June 30,
	2014	2013

Product sales	$4,219,158	$4,525,233
Cost of product sales	4,415,629	4,375,057

Gross profit / (loss)	(196,471)	150,176

Operating expenses:
Research and development expenses	668,803	627,107
Sales and marketing expenses	1,234,725	1,296,149
General and administrative expenses	2,488,219	2,294,173

Total operating expenses	4,391,747	4,217,429

Operating loss	(4,588,218)	(4,067,253)

Non-operating income (expense):
Interest and investment income	12,113	664
Change in fair value of warrant derivative liability	(1,382,134)	210,000
Financing and interest expense	(883)	(7)

Non-operating income (expense), net	(1,370,904)	210,657

Net loss	(5,959,122)	(3,856,596)
Preferred stock deemed dividends (Note 11)	(726,378)	-
Preferred stock dividends	(10,632)	(10,632)

Net loss applicable to common shareholders	$(6,696,132)	$(3,867,228)

Basic and diluted loss per share	$(0.16)	$(0.11)

Weighted average shares used in computing net loss per share:
Basic and diluted	42,675,158	34,423,420

The accompanying notes are an integral part of these consolidated financial statements.

IsoRay, Inc and Subsidiaries

Consolidated Statement of Changes in Shareholders' Equity

	Series B Preferred Stock		Series D Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at June 30, 2012	59,065	$59	-	$-	30,950,108	$30,950	13,200	$(8,390)	$54,030,311	$(48,234,738)	$5,818,192

Issuance of common stock pursuant to a registered public offering, net					3,626,943	3,627			3,288,350		3,291,977
Issuance of common stock pursuant to exercise of warrants, net					2,766	3			1,822		1,825
Issuance of common stock pursuant to exercise of options					38,700	38			13,091		13,129
Payment of dividend to series B preferred shareholders									(10,632)		(10,632)
Share-based compensation									108,351		108,351
Net loss										(3,856,596)	(3,856,596)
Balances at June 30, 2013	59,065	$59	-	-	34,618,517	$34,618	13,200	$(8,390)	$57,431,293	$(52,091,334)	$5,366,246

Issuance of preferred stock pursuant to underwritten public offering, net			1,670	2					$1,478,701		$1,478,703
Issuance of common stock pursuant to underwritten public offering, net					3,800,985	3,801			1,796,788		1,800,589
Conversion of series D preferred stock to common stock			(1,670)	(2)	3,121,480	3,121			(3,119)		-
Issuance of common stock pursuant to exercise of warrants, net					7,165,443	7,166			7,005,775		7,012,941
Issuance of common stock pursuant to exercise of options					350,983	351			265,963		266,314

The accompanying notes are an integral part of these consolidated financial statements.

IsoRay, Inc and Subsidiaries

Consolidated Statement of Changes in Shareholders' Equity, Continued

	Series B Preferred Stock		Series D Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Issuance of common stock pursuant to registered public offering, net					5,644,300	5,645			13,809,097		13,814,742
Payment of dividend to series B preferred shareholders									(10,632)		(10,632)
Share-based compensation									185,987		185,987
Net loss										(5,959,122)	(5,959,122)
Balances at June 30, 2014	59,065	$59	-	$-	54,701,708	$54,702	13,200	$(8,390)	$81,959,853	$(58,050,456)	$23,955,768

The accompanying notes are an integral part of these consolidated financial statements.

IsoRay, Inc and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended
	June 30, 2014	June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,959,122)	$(3,856,596)
Adjustments to reconcile net loss to net cash used by operating activities:
Allowance for doubtful accounts	(13,992)	(5,006)
Depreciation and amortization of fixed assets	685,396	739,147
Amortization of other assets	30,189	31,302
Change in fair value of warrant derivative liability	1,382,134	(210,000)
Accretion of asset retirement obligation	74,318	67,944
Share-based compensation	185,987	108,351
Changes in operating assets and liabilities:
Accounts receivable	24,723	(53,718)
Inventory	45,834	38,774
Other receivables	(41,580)	(1,577)
Prepaid expenses, other current assets and other assets	(3,167)	(58,764)
Accounts payable and accrued expenses	142,289	43,461
Accrued protocol expense	55,128	25,305
Accrued radioactive waste disposal	41,592	48,000
Accrued payroll and related taxes	108,863	7,538
Accrued vacation	13,187	19,572
Net cash used by operating activities	(3,228,221)	(3,056,267)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(19,029)	(6,576)
Additions to licenses and other assets	(17,758)	(6,118)
Purchases of short-term investments	(10,002,912)	-
Purchases of investments – other	(5,401,398)	-
Change in restricted cash	(59)	(122)

Net cash used by investing activities	(15,441,156)	(12,816)

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred dividends paid	(10,632)	(10,632)
Proceeds from sales of preferred stock, pursuant to underwritten offering, net	1,478,703	-
Proceeds from sales of common stock, pursuant to underwritten offering, net	1,800,589	-
Proceeds from sales of common stock, pursuant to registered public offering, net	13,814,742	3,291,977
Proceeds from sales of common stock, pursuant to exercise of warrants, net	6,099,807	1,825
Proceeds from sales of common stock, pursuant to exercise of options	266,314	13,129
Net cash provided by financing activities	23,449,523	3,296,299

Net increase in cash and cash equivalents	4,780,146	227,216
Cash and cash equivalents, beginning of year	2,899,927	2,672,711

CASH AND CASH EQUIVALENTS, END OF YEAR	$7,680,073	$2,899,927

Supplemental disclosures of cash flow information:
Cash paid for interest	$748	$7

Non-cash investing and financing activities:

Preferred stock deemed dividends (Note 11)	$(726,378)	$-
Reclassification of warrant derivative liability to equity upon exercise	(913,134)	-
Reclassification of convertible preferred stock to common stock upon conversion	(1,478,703)	-
Total non-cash investing and financing activities	$(3,118,215)	$-

The accompanying notes are an integral part of these consolidated financial statements.

IsoRay, Inc.

Notes to Consolidated Financial Statements

For the years ended June 30, 2014 and 2013

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

IsoRay International LLC, a Washington limited liability company, which is wholly-owned by IsoRay Inc. was formed on November 27, 2007 to serve as an owner in a Russian LLC that planned to distribute the Company’s products to the Russian market and also license the Company’s technology for use in manufacturing Cs-131 brachytherapy seeds in Russia.  During fiscal year 2009, the Company divested its ownership in the Russian LLC. The entity is utilized to conduct business with the international distributors of its products.

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

Investments

Certificates of deposit with original maturities greater than three months and remaining maturities less than one year are classified as "short-term investments" and included in current assets. Certificates of deposit with remaining maturities greater than one year are classified as ”investments – other” and included in non-current assets.

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

Fixed Assets

Fixed assets are capitalized and carried at the lower of cost or net realizable value. Normal maintenance and repairs are charged to expense as incurred. When any assets are sold or otherwise disposed of, the cost and accumulated depreciation are reversed with any resulting gain or loss being recognized in the non-operating income / (expense) section of the consolidated statement of operations.

Depreciation is computed using the straight-line method over the following estimated useful lives:

Production equipment	3 to 7 years
Office equipment	2 to 5 years
Furniture and fixtures	2 to 5 years

Leasehold improvements and capital lease assets are amortized over the shorter of the lease term or the estimated useful life of the asset.

Management of the Company periodically reviews the net carrying value of all of its long-lived assets on an asset by asset basis. These reviews consider the net realizable value of each asset to determine whether there is impairment in the value of an asset which has occurred, and there is a need for any asset impairment write-down.

Although management has made its best estimate of the factors that affect the carrying value based on current conditions, it is reasonably possible that changes could occur which could adversely affect management's estimate of net cash flows expected to be generated from its assets, and necessitate asset impairment write-downs.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets, which include deferred charges, patents and licenses, are stated at cost, less accumulated amortization. Amortization of patents is computed using the straight-line method over the estimated economic useful lives of the assets. Licenses include costs related to licenses pertaining to the use of technology or operational licenses. These licenses are recorded at stated cost, less accumulated amortization. Amortization of licenses is computed using the straight-line method over the estimated economic useful lives of the assets. The Company periodically reviews the carrying values of licenses and evaluates the recorded basis for any impairment. Any impairment is recognized when the expected future operating cash flows to be derived from the licenses are less than their carrying value. The Company periodically reviews the carrying values of patents and any related impairments are recognized when the expected future operating cash flows to be derived from such assets are less than their carrying value.

Asset Retirement Obligation

The estimated fair value of the future retirement costs of the Company's leased assets and the costs for the decontamination and reclamation of equipment located within the footprint leased asset are recorded as a liability on a discounted basis when a contractual obligation exists; an equivalent amount is capitalized to fixed assets. The initial recorded obligation is discounted using the Company's credit-adjusted risk-free rate and is reviewed periodically for changes in the estimated future costs underlying the obligation. The Company amortizes the initial amount capitalized to property and equipment and recognizes accretion expense in connection with the discounted liability over the estimated remaining useful life of the leased assets.

Financial Instruments

At June 30, 2014 and 2013, the carrying value of financial instruments such as short-term investments, accounts receivable and other investments approximated fair value based on the short-term maturities of these instruments.

The Company discloses the fair value of financial instruments, both assets and liabilities, recognized and not recognized in the balance sheet, for which it is practicable to estimate the fair value. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced liquidation sale.

Fair Value Measurement

ASC Topic 820, Fair Value Measurements, establishes a fair value hierarchy for those assets and liabilities measured at fair value which distinguishes between assumptions based on market data (observable inputs). The hierarchy consists of: Level 1 – quoted market prices in active markets for identical instruments; Level 2 – inputs other than Level 1inputs that are observable; and Level 3 – unobservable inputs developed using estimates and assumptions determined by the Company.

At June 30, 2014 and 2013, there were no assets or liabilities measured at fair-value on a recurring basis which were measured using Level 1 or Level 3 inputs. The Company had a single liability, the derivative warrant liability that was measured at fair value on a recurring basis using Level 2 inputs during the years ended June 30, 2014 and 2013. Certain assets and liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair-value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The Company had no assets or liabilities measured at fair value on a nonrecurring basis during the years ended June 30, 2014 or 2013.

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities are classified in their entirety base on the lowest level of input that is significant to the fair value measurement.

Fair value at June 30, 2014

	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$7,680,073	$7,680,073	$-	$-
Warrant derivative liability	573,000	-	573,000	-

Fair value at June 30, 2013

	Total	Level 1	Level 2	Level 3
Cash and cash equivalent	$2,899,927	$2,899,927	$-	$-
Warrant derivative liability	104,000	-	104,000	-

The Company’s cash and cash equivalent instruments are classified within Level 1 of the fair value hierarchy because they are valued suing quoted market prices.

The Company’s warrant derivative liability is valued using the Black-Scholes option pricing model which requires a variety of inputs as described in Note 11. Such instruments are typically included in Level 2.

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

Shipping and Handling Costs

Shipping and handling costs include charges associated with delivery of goods from the Company's facilities to its customers and are reflected in cost of product sales. Shipping and handling costs paid to the Company by its customers are classified as product sales.

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

Advertising and Marketing Costs

Advertising costs are expensed as incurred except for the cost of tradeshows and related marketing materials which are deferred until the tradeshow occurs. Advertising and marketing costs expensed (including tradeshows) were $114,313 and $86,705 for the years ended June 30, 2014 and 2013, respectively. Marketing costs of $14,124 and $10,590 were included in prepaid expenses at June 30, 2014 and 2013, respectively.

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

Income Taxes

Income taxes are accounted for under the liability method. Under this method, the Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years based on the reporting of certain costs in different periods for financial statement and income tax purposes. This method also requires the recognition of future tax benefits such as net operating loss carry-forwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment of the change. Management has determined that the Company, its subsidiary Medical, and its predecessors are subject to examination of their income tax filings in the United States and state jurisdictions for the 2011 through 2014 tax years. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense in the period that they are assessed.

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

Securities that could be dilutive in the future as of June 30, 2014 and 2013 are as follows:

	2014	2013
Preferred stock	59,065	59,065
Common stock warrants	444,747	1,957,033
Common stock options	2,314,422	2,305,072

Total potential dilutive securities	2,818,234	4,321,170

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

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers" (ASU 2014-09), which supersedes the revenue recognition requirements in FASB Accounting Standards Codification (ASC) Topic 605, "Revenue Recognition". The guidance requires that an entity recognize revenue in a way that depicts the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods and services. The guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. The Company is currently evaluating the new standard and its impact on the Company's consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15—Presentation of Financial Statements—Going Concern.   The guidance requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable).  If conditions or events exist that raise substantial doubt about an entity’s ability to continue as a going concern, the guidance requires disclosure in the financial statements.   The guidance will be effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company is currently evaluating the new standard and its impact on the Company's consolidated financial statements.

2.    Investments

	Under 90	91 days to	Six months to
	days	six months	1 year	1 to 3 years
CDARS[1]	$-	$5,000,902	$5,002,010	$5,401,398

1 - Certificate of Deposit Account Registry Service (CDARS) which a system method by which the Company may access multi-million-dollar Certificates of Deposit (CDs) deposits in principal and interest amounts that are fully insured by the Federal Deposit Insurance Corporation (FDIC) with original maturities that were greater than three months and up to three years at the time of purchase.

3.    Inventory

Inventory consisted of the following at June 30, 2014 and 2013:

	2014	2013
Raw materials	$173,417	$167,671
Work in process	151,321	195,323
Finished goods	34,999	42,577

Total inventory	$359,737	$405,571

In June 2007, the Company purchased $469,758 of enriched barium that will be used in future production of its isotope. The enriched barium is held at an off-site storage location in Richland, Washington and is classified as inventory, non-current at both June 30, 2014 and 2013.

4.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at June 30, 2014 and 2013:

	2014	2013
Prepaid insurance	$24,763	$48,421
Prepaid rent	22,701	22,419
Other prepaid expenses	131,890	105,347
Other current assets	26,693	26,693

	$206,047	$202,880

5.    Other Receivables

Other receivables consisted of receivables that are not the result of revenue creating activities of the Company. The other receivable recorded as of June 30, 2014 was comprised of employee advances and refunds due to the Company in the amount of $53,082 as compared to $11,502 recorded as of June 30, 2013. The significant increase in the other receivables was the outcome of a payroll processing issue in our third-party payroll processor’s system during the final payroll period of the fiscal year and these amounts were corrected in the next payroll period in July 2014. In the prior year ended June 30, 2013, other receivable was also primarily comprised of long term employee advances due to the Company in the amount of $2,938.

6.    Fixed Assets

Fixed assets consisted of the following at June 30, 2014 and 2013:

	2014	2013
Production equipment	$3,120,782	$3,133,305
Office equipment	167,706	195,877
Furniture and fixtures	148,265	148,265
Leasehold improvements	4,129,977	4,129,977

	7,566,730	7,607,424
Less accumulated depreciation	(6,548,815)	(5,923,142)

	$1,017,915	$1,684,282

Depreciation and amortization expense related to fixed assets totaled $685,396 and $739,147 for 2014 and 2013, respectively. During the fiscal year ended June 30, 2014, the Company disposed of certain information technology assets which were fully depreciated in the amount of $59,723 that were beyond their useful lives. No gain or loss was recognized on these assets as they were fully depreciated and had no salvage value. In the year ended June 30, 2013, no disposal of assets occurred.

7.    Restricted Cash

The Washington Department of Health requires the Company to provide collateral for the decommissioning of its facility. To satisfy this requirement, the Company funded two certificates of deposits (CDs) totaling $172,500 in separate banks. The CDs both have original maturities of three months but are termed restricted cash and classified as a long-term asset as the Company does not anticipate decommissioning the facility until the end of the current lease plus the one remaining three-year lease option period. The end date of the current lease including the one remaining three-year renewal option is April 2019. Interest earned on the CDs is rolled-over at the maturity of each CD and becomes part of the restricted cash balance. Interest earned and added to restricted cash during the fiscal years ended June 30, 2014 and 2013 was $59 and $122, respectively. These funds will be used to settle a portion of the Company's remaining asset retirement obligations (See Note 9).

8.    Other Assets

Other assets, net of accumulated amortization, consisted of the following at June 30, 2014 and 2013:

	2014	2013
Deferred charges	$40,320	$61,331
Patents and trademarks, net of accumulated amortization of $109,292 and $90,824	223,756	215,176

	$264,076	$276,507

Amortization of patents and trademarks was $18,468 and $19,581 for the years ended June 30, 2014 and 2013, respectively. Future amortization is expected to be as follows:

FY 2015	$20,709
FY 2016	20,709
FY 2017	18,709
FY 2018	16,238
FY 2019	16,088
Thereafter	131,303
$223,756

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

During the years ended June 30, 2014 and 2013, the asset retirement obligations changed as follows:

	2014	2013
Beginning balance	$792,242	$724,298
Accretion of discount	74,318	67,944
Ending balance	$866,560	$792,242

Because the Company does not expect to incur any expenses related to its asset retirement obligations in fiscal year 2015, the entire balance as of June 30, 2014 is classified as a noncurrent liability.

10.   Share-Based Compensation

The following table presents the share-based compensation expense recognized during the years ended June 30, 2014 and 2013:

	2014	2013
Cost of product sales	$17,818	$38,729
Research and development	13,486	30,350
Sales and marketing expenses	3,588	6,943
General and administrative expenses	151,095	32,329

Total share-based compensation	$185,987	$108,351

The total value of the stock options awards is expensed ratably over the vesting period of the employees receiving the awards. As of June 30, 2014, total unrecognized compensation cost related to stock-based options and awards was $340,497 and the weighted-average period over which it is expected to be recognized is approximately 2.26 years.

The Company currently provides share-based compensation under four equity incentive plans approved by the Board of Directors: the Amended and Restated 2005 Stock Option Plan (the Option Plan), the Amended and Restated 2005 Employee Stock Option Plan (the 2005 Employee Plan), the 2006 Director Stock Option Plan (the Director Plan) and 2014 Employee Stock Option Plan (the 2014 Employee Plan). The Option Plan allows the Board of Directors to grant options to purchase up to 1,800,000 shares of common stock to directors, officers, key employees and service providers of the Company. The 2005 and 2014 Employee Plans each allow the Board of Directors to grant options to purchase up to 2,000,000 shares of common stock (4,000,000 shares in total) to officers and key employees of the Company. The Director Plan allows the Board of Directors to grant options to purchase up to 1,000,000 shares of common stock to directors of the Company. Options granted under all of the plans have a ten year maximum term, an exercise price equal to at least the fair market value of the Company's common stock on the date of the grant, and varying vesting periods as determined by the Board. For stock options with graded vesting terms, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award.

A summary of stock option information within the Company's share-based compensation plans as of June 30, 2014 is as follows:

	Shares	Price (a)	Life (b)	Value (c)
Outstanding at June 30, 2014	2,314,422	$2.00	4.69	$3,186,916
Vested and expected to vest at June 30, 2014	2,233,670	$2.02	4.60	$3,043,707
Vested and exercisable at June 30, 2014	1,864,795	$2.09	3.79	$2,515,578

(a)          Weighted average exercise price per share.

(b)          Weighted average remaining contractual life.

(c)          Aggregate intrinsic value

The aggregate intrinsic value of options exercised during the years ended June 30, 2014 and 2013 was $548,928 and $16,246, respectively. The Company's current policy is to issue new shares to satisfy option exercises.

The weighted average fair value of stock option awards granted and the key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows for the year ended June 30, 2014:

Year ended
June 30,
2014
Weighted average fair value of options granted	$1.28
Key assumptions used in determining fair value:
Weighted average risk-free interest rate	1.66%
Weighted average life of the option (in years)	4.79
Weighted average historical stock price volatility	120.89%
Expected dividend yield	0.00%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company uses the Black-Scholes option valuation model because management believes the model is appropriate for the Company. However, management understands that because changes in the subjective input assumptions can materially affect the fair value estimate, this valuation model does not necessarily provide a reliable single measure of the fair value of its stock options. The risk-free interest rate is based on the U.S. treasury security rate with an equivalent term in effect as of the date of grant. The expected option lives, volatility, and forfeiture assumptions are based on historical data of the Company.

A summary of the Company's stock option activity and related information for the years ended June 30, 2014 and 2013 is as follows:

F-16

	2014		2013
	Shares	Price (a)	Shares	Price (a)
Beginning balance outstanding	2,305,072	$1.83	2,381,306	$1.82
Granted (b)	380,000	1.92	-	-
Corrected	50,000	1.00	-	-
Expired	(19,667)	0.61	(37,534)	2.58
Exercised	(350,983)	0.76	(38,700)	.34

Ending balance outstanding	2,314,422	$2.00	2,305,072	$1.83
Exercisable at end of year	1,864,795	$1.35	2,030,064	$1.94

(a)	Weighted average exercise price per share.
(b)	All options granted had exercise prices equal to or greater than the ending closing market price of the Company's common stock on the grant date. The options were granted to employees and management by the Board of Directors and had vesting periods from immediate to three years.

11.  Shareholders' Equity

The authorized capital structure of the Company consists of $.001 par value preferred stock and $.001 par value common stock.

Preferred Stock

The Company's Articles of Incorporation authorize 7,001,671 shares of $0.001 par value preferred stock available for issuance with such rights and preferences, including liquidation, dividend, conversion, and voting rights, as described below.

Series A

Series A preferred shares are entitled to a 10% dividend annually on the stated par value per share. These shares are convertible into shares of common stock at the rate of one share of common stock for each share of Series A preferred stock, and are subject to automatic conversion into common stock upon the closing of an underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933 covering the offer and sale of common stock in which the gross proceeds to the Company are at least $4 million. Series A preferred shareholders have voting rights equal to the voting rights of common stock, except that the vote or written consent of a majority of the outstanding preferred shares is required for any changes to the Company's Articles of Incorporation, Bylaws or Certificate of Designation, or for any bankruptcy, insolvency, dissolution or liquidation of the Company. Upon liquidation of the Company, the Company's assets are first distributed ratably to the Series A preferred shareholders, second, to the Series B preferred shareholders, third, to the Series C preferred shareholders, and fourth, to the Series D Convertible preferred shareholders on an “as converted” basis on parity with the holders of the Common Stock. At June 30, 2014 and 2013, there were no shares of Series A preferred stock outstanding.

Series B

Series B preferred shares are entitled to a cumulative 15% dividend annually on the stated par value per share. These shares are convertible into shares of common stock at the rate of one share of common stock for each share of Series B preferred stock, and are subject to automatic conversion into common stock upon the closing of an underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933 covering the offer and sale of common stock in which the gross proceeds to the Company are at least $4 million. Series B preferred shareholders have voting rights equal to the voting rights of common stock, except that the vote or written consent of a majority of the outstanding preferred shares is required for any changes to the Company's Articles of Incorporation, Bylaws or Certificate of Designation, or for any bankruptcy, insolvency, dissolution or liquidation of the Company. Upon liquidation of the Company, the Company's assets are first distributed ratably to the Series A preferred shareholders, second, to the Series B preferred shareholders, third, to the Series C preferred shareholders, and fourth, to the Series D Convertible preferred shareholders on an “as converted” basis on parity with the holders of the Common Stock.

On December 19, 2013, the Board of Directors declared a dividend on the Series B Preferred Stock of all outstanding and cumulative dividends through December 31, 2013. The total dividends of $10,632 were paid as of December 31, 2013. At June 30, 2014, there were 59,065 Series B preferred shares outstanding and cumulative dividends in arrears were $5,316 and upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the assets of the Company legally available for distribution, if any, shall be distributed ratably first, to the holders of the Series A Preferred Stock, second, to the holders of the Series B Preferred Stock, third, to the Series C preferred shareholders, and fourth, to the Series D preferred shareholders on an “as converted” basis on parity with the holders of the Common Stock.

Series C

Series C preferred shares are entitled to a quarterly dividend equal, per share, to the greater of $1.00 or 100 times the dividends declared on the common stock in such quarter. Each share of Series C preferred stock has voting rights equal to the voting rights of 100 shares of common stock. The Series C preferred stock was created upon adoption of the Company's share rights plan in 2007. Upon liquidation of the Company, the Company's assets are first, to the holders of the Series A Preferred Stock, second, to the holders of the Series B Preferred Stock and third, to the Series C preferred shareholders and fourth, to the Series D preferred shareholders on an “as converted” basis on parity with the holders of the Common Stock. At June 30, 2014 and 2013, there were no shares of Series C preferred stock outstanding.

Series D

Established in August 2013, Series D preferred shares are entitled to dividends in the same form as dividends actually paid on shares of common stock. Additionally, the Company shall not pay any dividends on shares of common stock (other than dividends in the form of common stock) unless the holders of Series D Convertible Preferred Stock shall first receive dividends on shares of Series D Convertible Preferred Stock held by them (on an as-if-converted-to-common-stock-basis) in an amount equal to and in the same form as any such dividends (other than dividends in the form of common stock) to be paid on shares of common stock. Except as required by law, shares of Series D Convertible Preferred Stock shall not have the right to vote on any matter other than those set forth in the Certificate of Designation with the potential to specifically adversely affect the Series D Convertible Preferred Stock. Series D Convertible Preferred shares are convertible into shares of common stock at the rate of 1,869.15 shares of common stock for each share of Series D Convertible Preferred Stock at any time at the option of the holder, provided that the holder will be prohibited from converting shares of Series D Convertible Preferred Stock into shares of our common stock if, as a result of the conversion, the holder, together with its affiliates, would beneficially own more than 9.99% of the total number of shares of our common stock then issued and outstanding, which is referred to herein as the “Beneficial Ownership Limitation”. At June 30, 2014, there were no shares of Series D Convertible Preferred Stock outstanding.

In addition to the previously outstanding shares of common stock and Series B preferred stock, the Company had the following transactions that affected shareholders' equity during the years ended June 30, 2014 and 2013.

Common and Preferred Stock Offerings

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

Gross proceeds from public offering	$3,703,527
Less:
Underwriting discount	(185,176)
Legal and accounting expense	(184,514)
Listing expense	(48,500)
Other expense	(6,045)
Net proceeds	$3,279,292

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

On March 21, 2014, the Company entered into a Securities Purchase Agreement with certain investors providing for the sale of a total of 5,644,300 shares of common stock for an aggregate purchase price of $14,675,180 at a price per share of $2.60 (the Registered Direct Offering). The Company received net proceeds from the offering of approximately $13,814,742 from the Registered Direct Offering which will be used to meet the Company’s working capital needs and general corporate purposes.

Gross proceeds from registered direct offering	$14,675,180
Less:
Placement agent fees	(733,759)
Legal and accounting expense	(76,679)
Listing expense	(45,000)
Other expense	(5,000)
Net proceeds	$13,814,742

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

Black-Scholes Option Model Inputs

Inputs for the remaining warrants outstanding from the October 2011 offering.

	Fiscal year ended
	June 30, 2014	June 30, 2013
Stock price	$3.12	$0.48
Exercise price	$0.944	$1.049
Term (years)	1.000	1.3135
Volatility	140.21%	116.10%
Dividend rate	0.00%	0.00%
Discount Rate	0.11%	0.29%

Inputs for the remaining warrants outstanding from the December 2011 offering.

	Fiscal year ended
	June 30, 2014	June 30, 2013
Stock price	$3.12	$0.48
Exercise price	$0.944	$1.049
Term (years)	1.000	1.4484
Volatility	140.21%	112.70%
Dividend rate	0.00%	0.00%
Discount Rate	0.11%	0.29%

	Fiscal year ended
	June 30, 2014	June 30, 2013
Change in fair value of warrant derivative liability	$(1,382,134)	$210,000

Change in fair value of derivative warrant liability for purchase and underwriter warrants contained in an equity transaction on October 19, 2011.

	For the year ended		For the year ended
	June 30, 2014		June 30, 2013
	Quantity[1]	Amount	Quantity[1]	Amount
Balance, beginning of period	650,003	$94,000	650,003	$286,000
Change in fair value	-	1,260,000	-	(192,000)
Warrants corrected	10,869	-	-	-
Warrants redeemed in cashless exercise	(22,072)	-
Warrants exercised	(430,154)	(860,000)	-	-
Balance, end of period	208,646	$494,000	650,003	$94,000

Change in fair value of derivative warrant liability for purchase and underwriter warrants contained in an equity transaction on December 7, 2011.

	For the year ended		For the year ended
	June 30, 2014		June 30, 2013
	Quantity[1]	Amount	Quantity[1]	Amount
Balance, beginning of period	63,598	$10,000	63,598	$28,000
Change in fair value	-	122,000	-	(18,000)
Warrants exercised	(33,548)	(53,000)	-	-
Balance, end of period	30,050	79,000	63,598	10,000

Total fair value of derivative
Warrant liability	238,296	$573,000	713,601	$104,000

1 Quantity of derivative warrants issued and/or outstanding as of the date of valuation.

Warrants to Purchase Common Stock

During the year ended June 30, 2014, the holders of the warrants to purchase Company common stock issued in the August 2013 equity transaction exercised their right to purchase 5,648,738 shares of common stock. Each warrant had an exercise price of $0.72 per share of Company common stock and the exercise contributed $4,067,091 in total additional cash.

During the year ended June 30, 2014, the holders of the Series D warrants issued in November 2010 exercised its right to purchase 1,053,003 shares of common stock. Each warrant had an exercise price of $1.56 per share of Company common stock and the exercise contributed $1,642,343 in total additional cash.

During fiscal year 2014, certain holders of the warrants to purchase Company common stock issued in the October and December 2011 equity transaction exercised their right to purchase 463,702 shares of common stock (485,774 shares less 22,072 shares redeemed in cashless exercise). Each warrant had an original exercise price of $1.053 that was reduced in accordance with the terms of the warrant for dilution as the result of subsequent offerings to a current exercise price of $0.944 per share of Company common stock.

At various times during the year ended June 30, 2013, the warrant holder exercised Series C warrants and received shares of common stock in exchange at the time of the exercise.

	Warrants exercised	Gross proceeds

September 2012	2,666	$1,790
November 2012	100	35
Total	2,766	$1,825

The warrants activity is summarized as follows for the years ended June 30, 2014 and 2013:

	2014		2013
	Warrants	Price (a)	Warrants	Price (a)
Beginning balance outstanding	1,957,033	$1.38	1,959,799	$1.38
Correction to warrants	26,939	1.31	-	-
Warrants redeemed in cashless exercise	(22,520)	0.96	-	-
Warrants exercised	(7,165,443)	0.86	(2,766)	0.66
Granted	5,648,738	0.72	-	-
Ending balance outstanding	444,747	$1.43	1,957,033	$1.38

(a)   Weighted average exercise price per share.

The following table summarizes additional information about the Company’s common warrants outstanding as of June 30, 2014:

Number of Warrants	Range of Exercise Prices	Expiration Date
6,000	$1.180	June 2015
25,000	2.000	July 2015
170,451	1.560	November 2015
208,646	0.944	October 2016
29,650	0.944	December 2016
5,000	0.980	June 2017
444,747

12.  Income Taxes

Due to net losses, the Company did not record an income tax provision or benefit for the years ending June 30, 2014 and 2013.

The significant deferred tax components using a 35% federal income tax rate for the years ended June 30, 2014 and 2013 are as follows:

	2014	2013
Fixed assets	$446,998	$408,223
Share-based compensation	371,358	279,089
Reserves	13,512	18,409
Other accruals	37,700	24,627
Asset retirement obligation	303,296	277,285
Net operating loss carryforwards	17,274,297	14,791,279

Total deferred tax assets	18,447,161	15,798,912
Valuation allowance	(18,447,161)	(15,798,912)
Net deferred tax asset	$-	$-

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to 100% of the net deferred tax asset has been recorded at both June 30, 2014 and 2013.

The Company has federal net operating loss carryforwards of approximately $49.2 million at June 30, 2014 and approximately $42.3 million at June 30, 2013 that can be used to offset future regular taxable income. These net operating loss carryforwards expire at various times through the years 2026 to 2033.

The Company's statutory rate reconciliation is as follows:

	2014	2013
Expected income tax benefit base on statutory rate of 35%	$(2,039,240)	$(1,349,809)
Meals and entertainment	10,209	17,966
Non-deductible penalties	297	849
Warrant liability	(483,747)	73,500
Increase in valuation allowance	2,512,481	1,257,494

Income tax expense (benefit)	$-	$-

The Company has reviewed the tax positions taken and concluded that it does not have to book a liability for uncertain tax positions.

Management has determined that the Company, its subsidiary Medical, and its predecessors are subject to examination of their income tax filings in the United States and state jurisdictions for the 2011 through 2014 tax years. In the event that the Company is assessed penalties and/or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

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

14.   Foreign Isotope Supply

In June 2014, the Company completed negotiations on a contract to purchase Cs-131 from The Open Joint Stock Company ‹‹Institute of Nuclear Materials››, from Russia. Under the contract, the Company will purchase Cs-131 from The Open Joint Stock Company ‹‹Institute of Nuclear Materials››. The contract provides for the supply of Cs-131 from a single reactor at the Institute of Nuclear Materials. The contract was to expire on January 31, 2015. In July 2014, an addendum to the agreement was signed which extended the contract expiration to March 31, 2015 and extended the payment terms from 30 days to 60 days.

15.   Distribution Agreements

In June 2014, the Company entered into an exclusive distribution agreement through the wholly-owned subsidiary IsoRay International, LLC with MedikorPharma-Ural LLC for the rights to distribute all of the Company’s products in Russia. The agreement terminates on December 31, 2015 unless terminated earlier as provided in the agreement. The agreement is renewable from year to year beyond the initial term upon mutual written consent of the parties. The distributor is responsible for obtaining regulatory clearance in Russia.

In June 2014, the Company through the wholly-owned subsidiary IsoRay Medical, Inc. entered into an exclusive distribution agreement with Surgicorp SRL for the rights to distribute all of the Company’s products in Peru. The agreement terminates on June 13, 2015 unless terminated earlier as provided in the agreement. The agreement is renewable beyond the initial term in its then-current form if the parties mutually agree to renewal in writing at least (30) days prior to the expiration of the term of the Agreement. The distributor is responsible for obtaining regulatory clearance in Peru.

In May 2013, the Company through the wholly-owned subsidiary IsoRay Medical, Inc. entered into an exclusive distribution agreement with IASIS Medical for the sale of IsoRay’s complete product line in Greece. The terms of the agreement make the distributor the importer of record and liable for any value added taxes for the shipments into the European Union, and the distributor is responsible for achieving regulatory clearance. The agreement terminates on May 1, 2015 unless terminated earlier as provided for within the agreement and may be extended by mutual agreement of the parties.

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

During fiscal years 2014 and 2013, the Company recorded royalty expenses of $10,106 and $14,168, respectively.

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

Operating Lease Agreements

The Company leases office and laboratory space and production and office equipment under non-cancelable operating leases. The lease agreements require monthly lease payments and expire on various dates through April 2019 (including renewal dates). The Company agreed to a modification which became effective on May 1, 2014. The lease modification included a contractually permitted rent increase which is based on a CPI index which was 1.1%. The Company, at its sole option, may exercise a remaining three year option to extend its tenancy beyond the current expiration date of April 30, 2016, to April 30, 2019. The Company's significant lease is described below.

Future minimum lease payments including the one three year option to extend remaining under operating leases are as follows:

Year ending June 30,	Amount
2015	$277,224
2016	277,224
2017	277,224
2018	277,224
2019	231,020
$1,339,916

Rental expense amounted to $276,395 and $284,097 for the years ended June 30, 2014 and 2013, respectively.

Qualifying Therapeutic Discovery Project Grant

The Company received three grants during the fiscal year ended June 30, 2011 under the Internal Revenue Service administered Qualifying Therapeutic Discovery Project (QTDP). These grants are subject to examination by the Service. Management believes that the Company complied with the guidance provided by the service for "Qualified Investments" includible in the QTDP. The QTDP guidance provided broad language allowing the Service the ability to disallow costs. The total amount of the grants is included in the research and development reimbursement section of the Consolidated Statement of Operations in the amount of $0 and $0 for the years ended June 30, 2014 and 2013, respectively. The amount of $515,853 from the Qualifying Therapeutic Discovery Project received through the Internal Revenue Service during the fiscal year ended June 30, 2011 continues to be subject to examination by the Internal Revenue Service.

Royalty Agreements for Licensed Intellectual Property related to the GliaSite® RTS

The Company is required to pay a royalty to Dr. Reddy’s Laboratory Ltd for the exclusive use of its intellectual property in the field of treating brain cancer related to the production of Iotrex®, which is a component of the GliaSite® RTS. The term of the royalty agreement is from the date of first sale until the expiration of the last patent. The agreement provides for certain minimum payments based on calendar year periods and a rate of 2.75% of net sales as defined in the agreement. The initial royalty year began on January 1, 2012.

Royalty Period	Minimum Royalty
Calendar Year 2014	$20,000
Calendar Year 2015	$25,000
Calendar Year 2016 and beyond	$30,000

During 2014 and 2013, the Company recorded a royalty expense of $20,366 and $5,440, respectively. The amount recorded for fiscal year 2014 includes an accrual for the first six months of calendar year 2014 contractual minimum royalty amount of $20,000.

The Company is required to pay a royalty to Hologic, Inc. for the exclusive worldwide use of intellectual property associated with the GliaSite® RTS in the field of intracavity radiation therapy of the brain exclusive of the radioisotope. The term of the royalty agreement is from the effective date of the agreement (January 1, 2012) and continues thereafter unless terminated earlier as defined in the agreement. The agreement provides for a royalty payment based on a rate of 5% of net sales as defined in the agreement.

During the fiscal years ended June 30, 2014 and 2013, respectively, the Company recorded aggregate royalty expenses of $2,214 and $2,394 related to the licensed intellectual property utilized in the manufacture and sale of the GliaSite® RTS.

17.   Concentrations of Credit and Other Risks

The Company's financial instruments that were exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, accounts receivable and investments - other.

The Company's cash and cash equivalents, short-term investments and investments - other are maintained in the Certificate of Deposit Account Registry Service (CDARS®) through Alliance Bank of Arizona at June 30, 2014. The CDARS system provides the Company access to Federal Deposit Insurance Corporation (FDIC) guarantees on multi-million dollar CD deposits through a single financial institution. The Company's cash and cash equivalents were maintained with high-quality financial institutions at June 30, 2013. The accounts are guaranteed by the (FDIC) up to $250,000. At June 30, 2014 and 2013, respectively, all cash balances were guaranteed by the FDIC.

The Company's accounts receivable are the result of sales on credit to its customers. The Company had two customers whose unpaid sales on credit were greater than 10% of the outstanding accounts receivable balance for the year ended June 30, 2014 and two customers whose unpaid sales on credit were greater than 10% of the outstanding accounts receivable balance for the year ended June 30, 2013. These customers’ outstanding accounts receivable balances represented a combined 10.1% and 8.7% of the Company's total revenues for the years ended June 30, 2014 and 2013, respectively. These same customers accounted for a combined 44.7% and 40.4% of the Company's net accounts receivable balance at June 30, 2014 and 2013, respectively.

The Company routinely assesses the financial strength of its customers and provides an allowance for doubtful accounts as necessary.

Inventories

Most components used in the Company's product are purchased from outside sources. Certain components are purchased from single suppliers. The failure of any such supplier to meet its commitment on schedule could have a material adverse effect on the Company's business, operating results and financial condition. If a sole-source supplier, a supplier of Cs-131 or a supplier of irradiated barium were to go out of business or otherwise become unable to meet its supply commitments, the process of locating and qualifying alternate sources could require up to several months, during which time the Company's production could be delayed. Such delays could have a material adverse effect on the Company's business, operating results and financial condition. Sanctions placed on financial transactions with Russian banking institutions may interfere with the Company’s ability to transact business in Russia on a temporary or other basis resulting in an interruption of the Cs-131 supply which could have a temporary material adverse effect on the Company’s business, operating results and financial condition.

Virtually all of the components used in the production of the GliaSite® RTS are from single sources. We do not have formal written agreements with those suppliers. Any interruption or delay in the supply of these components could harm our business as the cost and/or time required meet the regulatory requirements of the Food and Drug Administration for the United States and our notified body for our CE mark (the British Standards Institute) in the European Union may be prohibitive.

18.   Related Party Transaction

During the fiscal years ended June 30, 2014 and June 30, 2013, the Company engaged the services of APEX Data Systems, Inc., owned by Dwight Babcock, Chairman and Chief Executive Officer, to build and maintain a web interfaced data collection application to aggregate patient data in a controlled environment. The Company incurred maintenance costs related to the registries in the amount of $3,720, website modifications and maintenance in the amount of $12,000 and maintenance support for a CRM system in the amount of $12,000 for the fiscal year 2014. The Company incurred maintenance costs related to the registries in the amount of $1,960, website modifications and maintenance in the amount of $13,000 and implementation support for a CRM system in the amount of $1,000 for the fiscal year 2013. The amount accrued for payment to APEX Data Systems, Inc. was $2,000 and $2,000 at June 30, 2014 and 2013, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 29, 2014

ISORAY, INC., a Minnesota corporation

By /s/ Dwight Babcock
Dwight Babcock, Chief Executive Officer and Chairman

By /s/ Brien L. Ragle
Brien L. Ragle, Chief Financial Officer,
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 29, 2014

/s/ Dwight Babcock
Dwight Babcock, Chief Executive Officer and Chairman

/s/ Brien L. Ragle
Brien L. Ragle, Chief Financial Officer,
Principal Financial and Accounting Officer

/s/ Thomas LaVoy
Thomas LaVoy, Director

/s/ Philip Vitale
Philip Vitale, Director

66