Form 10-Q
period 2015-03-31
IsoRay, Inc.
filed 2015-05-15
CIK 728387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2015

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class	Outstanding as of May 8, 2015
Common stock, $0.001 par value	54,907,185

ISORAY, INC.

PART I – FINANCIAL INFORMATION

IsoRay, Inc. and Subsidiaries

Consolidated Balance Sheets

	(Unaudited) March 31, 2015	June 30, 2014
Assets

Current assets:
Cash and cash equivalents	$1,077,526	$7,680,073
Certificates of deposit (Note 3)	9,081,827	10,002,912
Accounts receivable, net of allowance for doubtful accounts of $30,000 and $38,607, respectively	1,038,473	913,049
Inventory	464,555	359,737
Other receivables	9,928	53,082
Prepaid expenses and other current assets	215,218	206,047

Total current assets	11,887,527	19,214,900

Fixed assets, net of accumulated depreciation	656,655	1,017,915
Certificates of deposit, non-current (Note 3)	10,145,978	5,401,398
Restricted cash	181,248	181,208
Inventory, non-current	469,758	469,758
Other assets, net of accumulated amortization	243,169	264,076

Total assets	$23,584,335	$26,549,255

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$439,657	$574,855
Accrued protocol expense	118,464	80,433
Accrued radioactive waste disposal	118,123	141,592
Accrued payroll and related taxes	89,536	236,282
Accrued vacation	115,132	120,765

Total current liabilities	880,912	1,153,927

Warrant derivative liability	180,000	573,000
Asset retirement obligation	926,838	866,560

Total liabilities	1,987,750	2,593,487

Commitments and contingencies (Note 7)

Shareholders' equity:
Preferred stock, $0.001 par value; 7,001,671 shares authorized
Series A: 1,000,000 shares allocated; no shares issued and outstanding	-	-
Series B: 5,000,000 shares allocated; 59,065 shares issued and outstanding	59	59
Series C: 1,000,000 shares allocated; no shares issued and outstanding	-	-
Series D: 1,671 shares allocated, no shares issued and outstanding	-	-
Common stock, $.001 par value; 192,998,329 shares authorized; 54,883,845 and 54,701,708 shares issued and outstanding	54,884	54,702
Treasury stock, at cost, 13,200 shares	(8,390)	(8,390)
Additional paid-in capital	82,246,857	81,959,853
Accumulated deficit	(60,696,825)	(58,050,456)

Total shareholders' equity	21,596,585	23,955,768

Total liabilities and shareholders' equity	$23,584,335	$26,549,255

The accompanying notes are an integral part of these consolidated financial statements.

IsoRay, Inc. and Subsidiaries

Consolidated Statement of Operations

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2015	2014	2015	2014
Product sales, net	1,158,109	1,134,319	3,265,795	3,269,642
Cost of product sales	1,102,912	1,083,413	3,303,364	3,329,950

Gross profit / (loss)	55,197	50,906	(37,569)	(60,308)

Operating expenses:
Research and development expenses	141,399	153,611	458,636	470,631
Sales and marketing expenses	374,876	245,558	1,032,402	931,210
General and administrative expenses	589,934	640,732	1,703,825	1,805,732

Total operating expenses	1,106,209	1,039,901	3,194,863	3,207,573

Operating loss	(1,051,012)	(988,995)	(3,232,432)	(3,267,881)

Non-operating income (expense):
Interest income	68,954	556	214,009	1,391
Change in fair value of warrant derivative liability	28,605	(1,095,000)	375,605	(1,014,000)
Financing and interest expense	(100)	-	(3,551)	(827)

Non-operating income (expense), net	97,459	(1,094,444)	586,063	(1,013,436)

Net loss	(953,553)	(2,083,439)	(2,646,369)	(4,281,317)
Preferred stock deemed dividends (Note 10)	-	-	-	(726,378)
Preferred stock dividends	2,658	(2,658)	(2,658)	(7,974)

Net loss applicable to common shareholders	$(950,895)	$(2,086,097)	$(2,649,027)	$(5,015,669)

Basic and diluted loss per share	$(0.02)	$(0.05)	$(0.05)	$(0.13)

Weighted average shares used in computing net loss per share:
Basic and diluted	54,883,551	42,506,077	54,878,297	38,852,980

The accompanying notes are an integral part of these consolidated financial statements.

IsoRay, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,646,369)	$(4,281,317)
Adjustment to reconcile net loss to net cash used by operating activities:
Allowance for doubtful accounts	(8,607)	18,779
Depreciation of fixed assets	439,223	517,548
Amortization of other assets	34,923	23,056
Change in fair value of warrant derivative liability	(375,605)	1,014,000
Accretion of asset retirement obligation	60,278	55,109
Share-based compensation	64,360	65,217
Changes in operating activities and liabilities:
Accounts receivable, gross	(116,817)	99,675
Inventory	(104,818)	18,551
Other receivables	43,154	4,516
Prepaid expenses and other current assets	(9,171)	(2,213)
Accounts payable and accrued expenses	(135,198)	177,195
Accrued protocol expense	38,031	49,752
Accrued radioactive waste disposal	(23,469)	30,301
Accrued payroll and related tax	(146,746)	(39,759)
Accrued vacation	(5,633)	10,393

Net cash used by operating activities	(2,892,464)	(2,239,197)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(77,963)	(16,333)
Additions to licenses and other assets	(14,016)	(5,168)
Change in restricted cash	(40)	(45)
Proceeds from the maturity of certificates of deposit	10,031,758	-
Purchases of certificates of deposit	(9,110,673)	-
Purchases of certificates of deposit - non-current	(4,744,580)	-

Net cash used by investing activities	(3,915,514)	(21,546)

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred dividends paid	(10,632)	(10,632)
Proceeds from the sale of preferred stock, pursuant to underwritten offering, net	-	1,478,703
Proceeds from the sale of common stock, pursuant to underwritten offering, net	-	1,800,589
Proceeds from the sale of common stock, pursuant to registered direct offering, net	-	13,818,927
Proceeds from the sale of common stock, pursuant to the exercise of warrants	70,789	5,961,001
Proceeds from the sale of common stock, pursuant to the exercise of options	145,274	15,129

Net cash provided by financing activities	205,431	23,063,717

Net increase (decrease) in cash and cash equivalents	(6,602,547)	20,802,974
Cash and cash equivalents, beginning of period	7,680,073	2,899,927

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,077,526	$23,702,901

Non-cash investing and financing activities:
Reclassification of warrant derivative liability to equity upon exercise	$17,395	$(440,000)
Reclassification of convertible preferred stock to common stock upon conversion	-	(1,478,703)

The accompanying notes are an integral part of these consolidated financial statements.

IsoRay, Inc.

Notes to the Unaudited Consolidated Financial Statements

For the three and nine months ended March 31, 2015 and 2014

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

The results of operations for the periods presented may not be indicative of those which may be expected for a full year.  The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures are adequate for the information not to be misleading.

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

3.	Certificates of Deposit

Remaining time	Under 90	91 days to	Six months to
to maturity	days	six months	1 year	1 to 3 years
Certificates of Deposit[1]	$5,563,126	$3,518,701	$-	$10,145,978

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

Basic earnings per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. At March 31, 2015 and 2014, the calculation of diluted weighted average shares did not include preferred stock, common stock warrants, or options that are potentially convertible into common stock as those would be antidilutive due to the Company’s net loss position.

Securities not considered in the calculation of diluted weighted average shares, but that could be dilutive in the future, as of March 31, 2015 and 2014, were as follows:

	March 31,
	2015	2014
Series B preferred stock	59,065	59,065
Common stock warrants	396,174	646,811
Common stock options	2,057,620	2,324,072

Total potential dilutive securities	2,512,859	3,029,948

5.	Inventory

Inventory consisted of the following at March 31, 2015 and June 30, 2014:

	March 31,	June 30,
	2015	2014
Raw materials	$240,247	$173,417
Work in process	196,976	151,321
Finished goods	27,332	34,999

	$464,555	$359,737

6.	Share-Based Compensation

The following table presents the share-based compensation expense recognized during the three and nine months ended March 31, 2015 and 2014:

	Three months		Nine months
	ended March 31,		ended March 31,
	2015	2014	2015	2014
Cost of product sales	$7,972	$4,500	$23,917	$13,421
Research and development expenses	3,117	3,482	9,352	10,447
Sales and marketing expenses	2,158	879	6,475	2,636
General and administrative expenses	8,206	4,572	24,616	38,713
Total share-based compensation	$21,453	$13,433	$64,360	$65,217

As of March 31, 2015, total unrecognized compensation expense related to stock-based options was $276,138 and the related weighted-average period over which it is expected to be recognized is approximately 1.94 years.

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

A summary of stock options within the Company’s share-based compensation plans as of March 31, 2015 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Options	Price	Term Value	Intrinsic Value

Outstanding at March 31, 2015	2,057,620	$1.98	4.19	$788,107
Vested and expected to vest at March 31, 2015	1,988,995	$2.00	4.10	$756,657
Vested and exercisable at March 31, 2015	1,821,504	$1.96	3.58	$755,364

There were 133,564 options exercised during the nine months ended March 31, 2015 and 26,333 options exercised during the nine months ended March 31, 2014. The Company’s current policy is to issue new shares to satisfy option exercises. The intrinsic value of the employee options exercised during the nine months ended March 31, 2015 was $145,275 and the nine months ended March 31, 2014 was $15,130.

There were no stock option awards granted and 65,000 stock option awards granted during the nine months ended March 31, 2015 and 2014, respectively.

Of the 65,000 options, 50,000 were director stock options issued to the Chief Executive Officer and Chairman on September 5, 2013 with an exercise price of $0.58 per share which was the closing price of the Company common stock on the day of issuance. The fair value of the stock options issued on September 5, 2013 using a Black- Scholes model was $25,150 utilizing the closing price on the day of grant of $0.58 per share as the grant and exercise price, a five year term, volatility of 132.31% and a discount rate of 1.85%.

The remaining 15,000 were employee stock options issued to three members of management on September 6, 2013 with an exercise price of $0.59 per share which was the closing price of the Company common stock on the day of issuance. The fair value of the stock options issued on September 6, 2013 using a Black-Scholes model was $6,906 utilizing the closing price on the day of grant of $0.59 per share as the grant and exercise price, a five year term, volatility of 132.31% and a discount rate of 1.77%.

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

The table below sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2015 and June 30, 2014, respectively, and the fair value calculation input hierarchy level the Company has determined applies to each asset and liability category.

	Balance at	Balance at	Input
Description	March 31, 2015	June 30, 2014	Hierarchy Level
Assets:
Cash and cash equivalents	$1,077,526	$7,680,073	Level 1
Restricted cash	181,248	181,208	Level 1

Liabilities:
Warrant liability	$180,000	$573,000	Level 2

9.	Preferred Dividends

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

Common Stock

On March 21, 2014, the Company entered into a Securities Purchase Agreement with certain investors providing for the sale of a total of 5,644,300 shares of common stock for an aggregate purchase price of $14,675,180 at a price per share of $2.60 (the Registered Direct Offering). The Company received net proceeds of approximately $13,818,927 from the Registered Direct Offering which will be used to meet the Company’s working capital needs and general corporate purposes.

Warrant exercises

During March 2014, the holder of the Series D warrants issued in November 2010 exercised its right to purchase 1,050,000 shares of common stock. Each warrant had an exercise price of $1.56 per share of Company common stock and the exercise contributed $1,638,000 in total additional cash and equity.

During March 2014, certain holders of the warrants to purchase Company common stock issued in the October and December 2011 equity transaction exercised their right to purchase 37,574 shares of common stock. Each warrant had an original exercise price of $1.053 that was reduced in accordance with the terms of the warrant for dilution as the result of subsequent offerings to a revised exercise price of $0.944 per share of Company common stock. This created a liability of $35,470 as the stock had not been issued by the transfer agent as of the end of March 2014, however, shares of common stock were issued during April in compliance with the contractual terms of the warrant.

During March 2014, certain holders of the warrants to purchase Company common stock issued in the October and December 2011 equity transaction exercised their right to purchase 271,091 shares of common stock. Each warrant had an original exercise price of $1.053 that was reduced in accordance with the terms of the warrant for dilution as the result of subsequent offerings to an exercise price of $0.944 per share of Company common stock and the exercise contributed $255,910 in total additional cash and equity.

During March 2014, the holders of the warrants to purchase Company common stock issued in the August 2013 equity transaction exercised their right to purchase 5,648,738 shares of common stock. Each warrant had an exercise price of $0.72 per share of Company common stock and the exercise contributed $4,067,091 in total additional cash and equity.

The gross proceeds from all of the common stock warrants exercised were $70,789 during the nine months ended March 31, 2015 and $5,961,001 during the nine months ended March 31, 2014, net of the $35,470 liability for the shares of common stock which were not issued until April 2014.

Warrant derivative liability and related offering cost deferral

Based on the guidance contained in ASC 815 “Derivatives and Hedging”, management has concluded that the warrants issued in the October 13, 2011 underwritten registered offering of 2,500,000 shares of common stock should be classified as a warrant derivative liability and has recorded a liability at fair value. The Company determined the fair value of the warrants using the Black-Scholes fair value model. The Company determined the fair value of the warrants on the date of the offering to be as disclosed in the tables below. The Company has recognized a change in fair value as described in the tables below:

Change in fair value of the warrant derivative liability for the three months ended March 31, 2015 and 2014, respectively.

	Three months ended
	March 31, 2015	March 31, 2014
Change in fair value of the warrant derivative liability	$(28,605)	$1,095,000

Change in fair value of the warrant derivative liability for purchaser warrants and underwriter warrants contained in an equity transaction on October 19, 2011 and December 7, 2011.

	Three months ended
	March 31, 2015		March 31, 2014
	Quantity[1]	Amount	Quantity[1]	Amount
Balance, beginning of the period	229,861	$209,000	713,601	$23,000
Change in fair value		(28,605)		1,095,000
Warrants corrected	-	-	10,469	-
Warrants exercised	(400)	(395)	(271,091)	(440,000)
Balance, end of the period	229,461	$180,000	452,979	$678,000

Change in fair value of the warrant derivative liability for the nine months ended March 31, 2015 and 2014, respectively.

	Nine months ended
	March 31, 2015	March 31, 2014
Change in fair value	$(375,605)	$1,014,000

Change in fair value of the derivative warrant liability for purchaser warrants and underwriter warrants contained in an equity transaction on October 19, 2011 and December 7, 2011.

	Nine months ended
	March 31, 2015		March 31, 2014
	Quantity[1]	Amount	Quantity[1]	Amount
Balance, beginning of the period	238,296	$573,000	713,601	$104,000
Change in fair value		(375,605)		999,000
Warrants corrected		-	10,469	15,000
Warrants exercised	(8,835)	(17,395)	(271,091)	(440,000)
Balance, end of the period	229,461	$180,000	452,979	$678,000

1 The quantity of warrants either issued or outstanding as of the date of valuation.

Warrants

The following table summarizes the warrants outstanding as of the beginning of the fiscal year and warrants exercised during the period and weighted average prices for each category. No warrants were issued or expired during the period.

		Weighted average
	Warrants	exercise price
Outstanding as of June 30, 2014	444,747	$1.43
Warrants exercised	(48,573)	1.45
Outstanding as of March 31, 2015	396,174	$1.22

Warrants outstanding as of March 31, 2015

Quantity	Expiration date	Exercise price[1]
6,000	June 8, 2015	$1.18
25,000	July 27, 2015	2.00
130,713	November 21, 2015	1.56
203,811	October 19, 2016	0.94
25,650	December 7, 2016	0.94
5,000	June 27, 2017	0.98
396,174		$1.22

1 – Amounts are rounded to the nearest whole cent

11.	Related Party Transaction

During the nine months ended March 31, 2015 and 2014, the Company continued to engage the services of APEX Data Systems, Inc., owned by Dwight Babcock, the Company’s Chairman and Chief Executive Officer, to modify and maintain the Company’s web interfaced data collection application to aggregate patient data in a controlled environment. The Audit Committee and Board of Directors approved the use of the ongoing services of APEX Data Systems. Mr. Babcock recused himself from the Board vote due to his conflict of interest. The cost recorded during nine months ended March 31, 2015 and 2014 from APEX Data Systems, Inc. for the maintenance of the web interfaced data collection application was $9,000 and $12,720. An additional $9,000 was spent on the implementation maintenance of Customer Relationship Management software in the nine months ended March 31, 2015 and 2014, respectively.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, inventories, accrued liabilities, and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on September 29, 2014 are those that depend most heavily on these judgments and estimates. As of March 31, 2015, there had been no material changes to any of the critical accounting policies contained therein.

Results of Operations

Three months ended March 31, 2015 compared to three months ended March 31, 2014.

Revenues. During the three months ended March 31, 2015, total revenue increased approximately 2% when compared to the three months ended March 31, 2014. Revenue produced by prostate brachytherapy increased in the three months ended March 31, 2015 by approximately 7%. Prostate seed brachytherapy contributed 86% of the overall product sales during the three months ended March 31, 2015 compared to 82% of overall product sales during the three months ended March 31, 2014. Management continues to work with physicians to utilize the Company’s FDA cleared products, sometimes in tandem with other FDA cleared devices or application methods, to develop innovative methods to provide treatment alternatives for cancers in various other body sites. These other body sites contributed the balance of product sales, or 14% of product sales during the three months ended March 31, 2015 compared to 18% of product sales during the three months ended March 31, 2014. During the three months ended March 31, 2015, the Company primarily treated five body sites - brain, gynecological, head and neck, lung and prostate cancers. The Company provides two methods of treating brain cancer, using its brachytherapy seeds and the GliaSite® Radiation Therapy System (GliaSite® RTS) in combination with Iotrex™ (liquid 125I) or Cesitrex™ (liquid 131Cs) as a radiation source. Management believes that the overall market for prostate brachytherapy has continued to receive increased pressure from other treatment options with higher reimbursement rates such as Intensity–Modulated Radiation Therapy (IMRT) and Robotics. Management also believes that the treatment strategy of combining treatments that incorporate brachytherapy with other modalities in the prostate, the addition of new treatment facilities, treatment of additional other body sites with brachytherapy and the demands of the healthcare system to reduce costs as highlighted in recent industry publications, all make brachytherapy an increasingly attractive treatment option, which, if adopted, has the potential to increase revenue.

Key operating factor

	Three months ended
Description	Mar 31, 2015	Mar 31, 2014	Variance ($)	Variance (%)
Product sales, net	$1,158,109	$1,134,319	$23,790	2%

Cost of product sales.

Cost of product sales nominally increased during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

The two key operating factors that changed significantly in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 were the decrease in depreciation expense as fixed assets continued to reach the end of their depreciable lives during the three months ended March 31, 2015 when compared to the three months ended March 31, 2014, and a decrease in production costs of the GliaSite® RTS which was the result of the reduced number of cases during the three months ended March 31, 2015. There were nominal cost increases in several other categories related to seed production expenses that are summarized as other cost of product sales (Seeds), which individually were insignificant but when combined were enough to exceed the decreases in depreciation and decreases in production costs related to the GliaSite® RTS.

Key operating factors

	Three months ended
Description	Mar 31, 2015	Mar 31, 2014	Variance ($)	Variance (%)
Depreciation expense	$131,097	$164,460	$(33,363)	(20)%
Other cost of product sales (Seeds)	959,204	893,812	65,392	7%
GliaSite® RTS	12,611	25,141	(12,530)	(50)%
Total cost of product sales	$1,102,912	$1,083,413	$19,499	2%

Gross profit.  Gross profit for the three months ended March 31, 2015 increased compared to the three month period ended March 31, 2014 as a result of increased revenue from product sales, which was partially reduced by the nominal increase in total cost of product sales.

Key operating factor

	Three months ended
Description	Mar 31, 2015	Mar 31, 2014	Variance ($)	Variance (%)
Gross profit	$55,197	$50,906	$4,291	8%

Gross profit percentage	5%	5%

Research and development. Research and development costs decreased during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This decrease was primarily the result of reduced cost related to protocol expense, which was the result of the accrual of three months cost at a facility which did not reoccur during the three months ended March 31, 2015 when compared to the three months ended March 31, 2014.

Key operating factors

	Three months ended
Description	Mar 31, 2015	Mar 31, 2015	Variance ($)	Variance (%)
Protocol expense	$28,504	$42,709	$(14,205)	(33)%
Other research and development expense	112,895	110,902	1,993	2%
Total research and development	$141,399	$153,611	$(12,212)	(8)%

Sales and marketing expenses. Sales and marketing expenses increased in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The three categories that changed significantly were conventions and tradeshows expense as the result of attending new meetings; payroll, benefits and share-based compensation expense as the result of a 50% increase in the number of sales people in the field; and travel expense also as a direct result of the increased number of sales people in the field.

Key operating factors

	Three months ended
Description	Mar 31, 2015	Mar 31, 2014	Variance ($)	Variance (%)
Conventions and tradeshow expense	$34,131	$1,409	$32,722	2,322%
Payroll, benefits and share-based compensation expense	252,357	173,533	78,824	45%
Travel expense	66,969	46,430	20,539	44%
Other sales-marketing expense	21,419	24,186	(2,767)	(11)%
Total sales and marketing	$374,876	$245,558	$129,318	53%

General and administrative expenses. General and administrative expenses decreased in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This decrease was the direct result of a decrease in bad debt expense as the customer base and the timing of their payments become more predictable, a decrease in legal expense as a direct result of equity related expenses that did not re-occur from the prior year, an increase in audit, Sarbanes-Oxley and tax preparation expense which resulted from the timing difference in tax compliance work being completed, and an increase in insurance expense as the result of increased premiums related to directors and officers coverage.

Key operating factors

	Three months ended
Description	Mar 31, 2015	Mar 31, 2014	Variance ($)	Variance (%)
Audit, Sarbanes-Oxley and tax preparation expense	$17,488	$5,623	11,865	211%
Bad debt expense	-	38,861	(38,861)	(100)%
Insurance expense	35,898	22,120	13,778	62%
Legal expense	28,625	83,835	(55,210)	(66)%
General and administrative (Other)	507,923	490,293	17,630	4%
Total general and administrative	$589,934	$640,732	$(50,798)	(8)%

Operating loss. Operating loss for the three months ended March 31, 2015 increased compared to the three months ended March 31, 2014 primarily from increased operating expenses which offset the increased gross margin. There was a significant increase in sales and marketing expenses as the headcount increased which resulted in additional costs of payroll, benefits and share-based compensation combined with the resulting increase in travel expense, partially offset by decreased cost of general and administrative expenses as both bad debt expense and legal expenses decreased.

Key operating factor

	Three months ended
Description	Mar 31, 2015	Mar 31, 2014	Variance ($)	Variance (%)
Operating loss	$(1,051,012)	$(988,995)	$(62,017)	6%

Change in fair value of warrant derivative liability. During the three months ended December 31, 2011, there was a warrant derivative liability established upon issuance of warrants during October 2011 to December 2011 to the purchasers in the Company’s registered offering. The warrant liability requires periodic evaluation for changes in fair value. As required at March 31, 2015 and March 31, 2014, the Company evaluated the fair value of the warrant derivative liability using the Black-Scholes option pricing model and applied updated inputs as of those dates. The resulting change in fair value was recorded as of March 31, 2015 and March 31, 2014. The change in valuation of the warrant derivative liability as calculated using the Black-Scholes option pricing model is not reflective of Company operations which is why these changes are included in the consolidated statement of operations in the non-operating income/(expense) section and an adjusting item to reconcile net loss to net cash used by operating activities in the consolidated statement of cash flows.

The Black-Scholes option pricing model utilizes multiple inputs over which management exerts little control. The model uses stock price (market driven), exercise price (contractual), expected life of the contractual life (estimate made by management when the warrant derivative liability is established and reduced by the life expended), volatility of the Company stock (market driven) and a risk-free rate. During the three months ended March 31, 2014, the Company’s stock experienced a significant increase in share price which increased the warrant derivative liability, resulting in a material increase to the loss in that quarter. During the three months ended March 31, 2015, the Company’s stock did not experience significant changes in the share price.

Key operating factor

	Three months ended
Description	Mar 31, 2015	Mar 31, 2014	Variance ($)	Variance (%)
Change in fair value of warrant derivative liability	$28,605	$(1,095,000)	$1,123,605	103%

Nine months ended March 31, 2015 compared to nine months ended March 31, 2014.

Revenues. During the nine months ended March 31, 2015, total revenue decreased nominally when compared to the nine months ended March 31, 2014. Revenue produced by prostate brachytherapy increased in the nine months ended March 31, 2015 when compared to the nine months ended March 31, 2014. Prostate seed brachytherapy contributed 87% of the overall product sales during the nine months ended March 31, 2015 compared to 83% of overall product sales during the nine months ended March 31, 2014. Management continues to work with physicians to utilize the Company’s FDA cleared products, sometimes in tandem with other FDA cleared devices or application methods, to develop innovative methods to provide treatment alternatives for cancers in various other body sites. These other body sites contributed the balance of product sales of 13% and 17% during the nine months ended March 31, 2015 and 2014, respectively. During the nine months ended March 31, 2015, the Company primarily treated five body sites - brain, gynecological, head and neck, lung and prostate cancers. Management believes that the overall market for prostate brachytherapy has continued to receive increased pressure from other treatment options with higher reimbursement rates such as Intensity–Modulated Radiation Therapy (IMRT) and Robotics. Management also believes that the treatment strategy of combining treatments that incorporate brachytherapy with other modalities in the prostate, the addition of new treatment facilities, treatment of additional other body sites with brachytherapy and the demands of the healthcare system to reduce costs as highlighted in recent industry publications, all make brachytherapy an increasingly attractive treatment option with the potential to increase revenue.

Key operating factor

	Nine months ended
Description	Mar 31, 2015	Mar 31, 2014	Variance ($)	Variance (%)
Product sales, net	$3,265,795	$3,269,642	$(3,847)	0%

Cost of product sales. Cost of product sales related to brachytherapy seed sales decreased by a nominal amount during the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014. The overall decrease in cost of product sales is the combination of decreased depreciation expense as fixed assets continue to reach the end of their depreciable lives without requiring replacement, decreased cost of product sales related to the GliaSite® RTS which is primarily the decreased cost of materials resulting from fewer cases being ordered, coupled with the lack of an inventory impairment cost from expired inventory in the prior year, which was partially offset by increased cost of pre-loading brachytherapy seeds based on the configurations ordered by physicians, coupled with an immaterial change in other cost of product sales classifications.

Key operating factors

	Nine months ended
Description	Mar 31, 2015	Mar 31, 2014	Variance ($)	Variance (%)
Depreciation and amortization Expense	$429,062	$505,829	$(76,767)	(15)%
Pre-loading expense	263,576	219,277	44,299	20%
GliaSite® RTS	35,225	106,212	(70,987)	(67)%
Other cost of product sales (Seeds)	2,575,501	2,498,632	76,869	3%
Total cost of product sales	$3,303,364	$3,329,950	$(26,586)	(1)%

Gross loss.  Gross loss for the nine month period ended March 31, 2015 decreased compared to the nine month period ended March 31, 2014 primarily as a result of the decreased cost of product sales.

Key operating factor

	Nine months ended
Description	Mar 31, 2015	Mar 31, 2014	Variance ($)	Variance (%)
Gross loss	$(37,569)	$(60,308)	$22,739	(38)%

Gross loss percentage	(1)%	(2)%

Research and development. Research and development costs decreased during the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014 primarily as a net result of an increase in legal expense related to the protection of intellectual property, offset by a decrease in protocol expense related to the completion of a protocol during the prior fiscal year.

Key operating factors

	Nine months ended
Description	Mar 31, 2015	Mar 31, 2014	Variance ($)	Variance (%)
Legal expense	$33,132	$1,726	$31,406	1,820%
Protocol expense	87,392	130,322	(42,930)	(33)%
Research and development (Other)	338,112	338,583	(471)	0%
Total research and development	$458,636	$470,631	$(11,995)	(3)%

Sales and marketing expenses. Sales and marketing expenses increased during the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014. Conventions and tradeshow expense increased from attendance at new events, increased investment at existing events and the addition of a national sales meeting to update the sales team with the latest research. Payroll, benefits and share-based compensation and travel expenses increased as a function of the increased number of sales people in the field. These increases were partially offset by immaterial changes in other classifications.

Key operating factors

	Nine months ended
Description	Mar 31, 2015	Mar 31, 2014	Variance ($)	Variance (%)
Conventions and tradeshow expense	$92,769	$47,901	$44,868	94%
Payroll, benefits and share-based
compensation expense	673,611	625,670	47,941	8%
Travel expense	188,790	160,057	28,733	18%
Sales and marketing (Other)	77,232	97,582	(20,350)	(21)%
Total sales and marketing	$1,032,402	$931,210	$101,192	11%

General and administrative expenses. General and administrative expenses decreased in the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014 primarily as a result of four operating factors. Bad debt (recovery)/expense decreased as the result of improved understanding of the timing of customers’ payments. Insurance expense increased as the result of increased premiums related to directors and officers coverage, legal expense decreased as the result of decreased cost resulting from SEC filings, compliance review, contract revisions and general corporate legal services, while public company expense decreased related to having two independent board members during the nine months ended March 31, 2015 compared to three independent board members during the majority of the nine months ended March 31, 2014.

Key operating factors

	Nine months ended
Description	Mar 31, 2015	Mar 31, 2014	Variance ($)	Variance (%)
Bad debt (recovery)/expense	$(8,607)	$18,879	$(27,486)	(146)%
Insurance expense	103,247	66,587	36,660	55%
Legal expense	105,344	150,475	(45,131)	(30)%
Public company expense	195,851	230,495	(34,644)	(15)%
General and administrative (Other)	1,307,990	1,339,296	(31,306)	(2)%
Total general and administrative	$1,703,825	$1,805,732	$(101,907)	(6)%

Operating loss. Operating loss for the nine months ended March 31, 2015 decreased compared to the nine months ended March 31, 2014 primarily as a result of a decrease in revenue from product sales and a decrease in both cost of product sales and operating expenses.

Key operating factor

	Nine months ended
Description	Mar 31, 2015	Mar 31, 2014	Variance ($)	Variance (%)
Operating loss	$(3,232,432)	$(3,267,881)	$(35,449)	(1)%

Change in fair value of warrant derivative liability. During the three months ended December 31, 2011, there were warrant liabilities established upon issuance of warrants to the purchasers and underwriters in the Company’s registered offering during October 2011 to December 2011. Per ASC 820, the warrant derivative liability requires periodic evaluation for changes in fair value. As required at March 31, 2015 and March 31, 2014, the Company evaluated the fair value of the warrant derivative liability using the Black-Scholes option pricing model on which the original warrant derivative liability was based and applied updated inputs as of those dates. The resulting change in fair value was recorded as of March 31, 2015 and March 31, 2014. The change in valuation of the warrant derivative liability as calculated using the Black-Scholes option pricing model is not reflective of Company operations which is why these changes are included in the consolidated statement of operations in the non-operating income/(expense) section and an adjusting item to reconcile net loss to net cash used by operating activities in the consolidated statement of cash flows.

The Black-Scholes option pricing model utilizes multiple inputs over which management exerts little control. The model uses stock price (market driven), exercise price (contractual), expected life of the contractual life (estimate made by management when the warrant derivative liability is established and reduced by the life expended), volatility of the Company stock (market driven) and a risk-free rate. During the nine months ended March 31, 2014, the Company’s stock experienced a significant increase in share price which increased the warrant derivative liability, resulting in a material increase to the loss in that period. During the nine months ended March 31, 2015, the Company’s stock did not experience significant changes in the share price.

Key operating factor

	Nine months ended
Description	Mar 31, 2015	Mar 31, 2014	Variance ($)	Variance (%)
Change in fair value of warrant derivative liability	$375,605	$(1,014,000)	$1,389,605	137%

Liquidity and capital resources. The Company has historically financed its operations through cash investments from shareholders. During the nine months ended March 31, 2015 and March 31, 2014, the Company primarily used existing cash reserves to fund its operations and capital expenditures.

Cash flows from operating activities

Cash used by operating activities is the net loss adjusted for non-cash items and changes in operating assets and liabilities.

Management continued to manage cash used in operating activities, however, the cash used during the nine months ended March 31, 2015 increased when compared to the nine months ended March 31, 2014 as the result of the increase in cash used to reduce the operating liabilities, to increase operating assets and the decreased impact of the change in fair value of derivative warrant liability.

Key operating factors

	Nine months ended
Description	Mar 31, 2015	Mar 31, 2014	Variance ($)	Variance (%)
Net loss	$(2,646,369)	$(4,281,317)	$1,634,948	(38)%
Non-cash items	197,572	1,693,709	(1,496,137)	(88)%
Non-cash changes in operating assets and liabilities	(460,667)	348,411	(809,078)	(232)%
Net cash used by operating activities	$(2,909,464)	$(2,239,197)	$(670,267)	30%

Cash flows from investing activities

Cash used by investing activities during the nine months ended March 31, 2015 was primarily related to the addition of capitalized equipment, purchases of certificates of deposit and purchases of certificates of deposit – non-current and was partially reduced by the proceeds from the maturity of certificates of deposit. During the nine months ended March 31, 2014, cash used by investing activities was primarily related to the addition of capitalized equipment. The amounts recorded as change in restricted cash in both periods are the accrual of interest earned on certificates of deposit with two financial institutions that are a requirement of the Washington State Department of Health.

Key operating factors

	Nine months ended
Description	Mar 31, 2015	Mar 31, 2014	Variance ($)	Variance (%)
Purchases of fixed assets	$(77,963)	$(16,333)	$(61,630)	377%
Additions to licenses and other assets	(14,016)	(5,168)	(8,848)	171%
Change in restricted cash	(40)	(45)	5	(11)%
Proceeds from the maturity of certificates of deposit	(9,110,673)	-	(9,110,673)	(100)%
Purchases of certificates of deposit	(4,744,580)	-	(4,744,580)	(100)%
Purchases of certificates of deposit - non-current	10,031,758	-	10,031,758	100%
Net cash used by
investing activities	$(3,915,514)	$(21,546)	$(3,893,968)	18,073%

Cash flows from financing activities

Cash provided by financing activities in the nine months ended March 31, 2015 and March 31, 2014 was the result of the sales of common stock and Series D Convertible Preferred Stock through registered direct and underwritten offerings, common stock warrant exercises and non-qualified stock option exercises by both current and former employees. Cash used during the nine months ended March 31, 2015 and 2014 was the result of dividend payments to the Series B preferred shareholders.

Key operating factors

	Nine months ended
Description	Mar 31, 2015	Mar 31, 2014	Variance ($)	Variance (%)
Preferred dividend payments	$(10,632)	$(10,632)	$-	0%
Proceeds from sale of preferred stock, Pursuant to underwritten offering, net	-	1,478,703	(1,478,703)	(100)%
Proceeds from sale of common stock, pursuant to underwritten offering, net	-	1,800,589	(1,800,589)	(100)%
Proceeds from sale of common stock, net	-	13,818,927	(13,818,927)	(100)%
Proceeds from exercise of common stock warrants	87,789	5,961,001	(5,873,212)	(99)%
Proceeds from exercise of employee stock options	145,274	15,129	130,145	860%
Net cash provided by financing activities	$222,431	$23,063,717	$(22,841,286)	(99)%

Projected Fiscal Year 2015 Liquidity and Capital Resources

At March 31, 2015, the Company held cash and cash equivalents of $1,077,526, certificates of deposit1 of $9,081,827 and certificates of deposit, non-current1 of $10,145,978 for a total of $20,305,331 as compared to $7,680,073 of cash and cash equivalents, certificates of deposit1 of $10,002,912 and certificates of deposit, non-current1 of $5,401,398 for a total of $23,084,383 at June 30, 2014.

1 – See the table below for the maturity dates of the certificates of deposit and certificates of deposit, non-current.

At April 30, 2015, the Company had the following capital resources with the following liquidities. All of the certificates of deposit are interest bearing and fully FDIC insured.

Description	Amount
Cash and cash equivalents	$1,140,000

Description	Amount	Maturity Date
Certificates of deposit[1]	$265,114	May 15, 2015
Certificates of deposit[3]	5,053,201	June 18, 2015
Certificates of deposit[2]	3,520,173	September 17, 2015
Certificates of deposit	$8,838,488

Description	Amount	Maturity Date
Certificates of deposit, non-current [4]	$3,806,117	June 23, 2016
Certificates of deposit, non-current [4]	1,268,279	June 30, 2016
Certificates of deposit, non-current [5]	1,680,958	June 22, 2017
Certificates of deposit, non-current [5]	509,167	June 29, 2017
Certificates of deposit, non-current [5]	508,738	July 13, 2017
Certificates of deposit, non-current [5]	1,017,048	July 20, 2017
Certificates of deposit, non-current [5]	711,634	July 27, 2017
Certificates of deposit, non-current [5]	660,525	August 3, 2017
Certificates of deposit, non-current	$10,162,466

Total certificates of deposit	19,000,954

Total cash and cash equivalents and CDs	$20,140,954

1 – These CDs mature four weeks from the original date of investment.

2 – These CDs mature 26 weeks from the original date of investment.

3 – These CDs mature 52 weeks from the original date of investment.

4 – These CDs mature 104 weeks from the original date of investment.

5 – These CDs mature 156 weeks from the original date of investment.

The Company’s monthly required cash operating expenditures were approximately $323,000 in the nine months ended March 31, 2015, which represents a 30% increase or approximately $74,000 from average monthly cash operating expenditures of $249,000 in the nine months ended March 31, 2014. The increased use of cash is the result of cash required to reduce current liabilities, including the payment of accounts payable and accrued expenses, accrued payroll and related taxes, for the purchase of inventory and the reduction in cash provided by accounts receivable. Management believes that the reduction in cash provided by accounts receivable is of a temporary nature. Management believes that there will not be a significant requirement for capital equipment beyond the planned information technology equipment upgrade, which is designed to reduce risks which may impact the Company’s ability to conduct business and is expected to not exceed fifty thousand dollars. There is no assurance that unanticipated needs for capital equipment may not arise for other needs.

Management intends to continue its existing protocol studies and to begin new protocol studies on lung and inter-cranial cancer treatments using Cesium-131 brachytherapy seeds and the GliaSite® RTS. The Company continues to believe that approximately $180,000 in expense will be incurred during fiscal year 2015 related to protocol expenses relating to lung cancer, intra-cranial cancer and both dual therapy and mono therapy prostate cancer protocols, but there is no assurance that unanticipated needs for additional protocols in support of the development of new applications of our existing products may not arise.

Based on the foregoing assumptions, management believes that the cash and cash equivalents of approximately $1.14 million as of April 27, 2015, certificates of deposit in the amount of $265 thousand which mature on May 15, 2015, $5.05 million that mature on June 18, 2015 and certificates of deposit in the amount of $3.52 million that mature on September 17, 2015, and certificates of deposit, non-current of $10.5 million at March 31, 2015 which mature between June 23, 2016 and August 3, 2017 will be sufficient to meet our anticipated cash needs, assuming both revenue and expenses remain at current levels, for at least the next five years.

Management plans to attain breakeven and generate additional cash flows by increasing revenues from both new and existing customers (through our direct sales channels and through our distributors), increasing sales of the Company’s GliaSite® RTS, expanding into other market applications including inter-cranial, head and neck, and lung implants, while maintaining the Company's focus on cost control. However, there can be no assurance that the Company will attain profitability or that the Company will be able to attain increases in its revenue. Sales in the prostate market have not shown the increases necessary to breakeven during the past seven fiscal years.

For the nine months ended March 31, 2015, revenue from other treatment modalities with brachytherapy seeds increased by 4% when compared to the nine months ended March 31, 2014. When including the revenue from the sale of GliaSite® RTS, revenue from non-prostate treatments has decreased 20% in the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014. As management is focused on increasing revenue from head and neck, colorectal, lung and brain applications of Cesium-131 brachytherapy seeds in addition to increasing the number of cases treated with of the GliaSite® RTS, management believes the Company has sufficient cash and cash equivalents to sustain protocols, marketing staff, production staff and production equipment as it works to gain market share.

These non-prostate brachytherapy treatments are in the early stages of application in the clinical setting and the purchasing patterns are subject to the influence of a few key physicians which can significantly influence revenue from quarter to quarter and year to year.

There was no material change in the use of proceeds from our public offerings as described in our final prospectus supplements filed with the SEC pursuant to Rule 424(b) on August 29, 2013 and March 24, 2014. Through March 31, 2015, the Company had used the net proceeds raised through the August 2013 and March 2014 offerings as described in the table below and held the remaining net proceeds in cash and cash equivalents. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

			Remaining
Offering description	Period	Net proceeds	net proceeds
Underwritten offering	August 2013	3,279,292	-
Registered direct offering	March 2014	13,814,742	13,818,927
Total		$17,094,034	$13,818,927

The Company expects to finance any future cash needs through sales of equity, possible strategic collaborations, debt financing or through other sources that maybe dilutive to existing shareholders. Management anticipates that if it raises additional financing that it will be at a discount to the market price and it will be dilutive to shareholders.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of March 31, 2015. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedures is designed to provide a reasonable level of assurance that the objectives of the system will be met.

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

ITEM 5. OTHER INFORMATION

On January 12, 2015, IsoRay Medical, Inc. ("Medical"), a wholly owned subsidiary of IsoRay, Inc., entered into a supply contract (the "Agreement") with Joint Stock Company ‹‹Institute of Nuclear Materials››, a Russian company ("JSC INM"). With the Agreement, Medical will purchase Cesium-131 from JSC INM within the quality standards and within the time periods specified, through January 31, 2016.

ITEM 6. EXHIBITS

Exhibits:

10.82	Contract, dated January 12, 2015, by and between IsoRay Medical, Inc. and Joint Stock Company “Institute of Nuclear Materials” (confidential treatment requested for redacted portions)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32*	Section 1350 Certifications

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2015

ISORAY, INC., a Minnesota corporation

	By	/s/ Dwight Babcock
Dwight Babcock, Chief Executive Officer
(Principal Executive Officer)

By	/s/ Brien Ragle
Brien Ragle, Chief Financial Officer
(Principal Financial and Accounting Officer)

