Form 10-K
period 2016-06-30
IsoRay, Inc.
filed 2016-09-09
CIK 728387

United States Securities and Exchange Commission

Washington, d.c. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2016

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

(NYSE MKT)

Securities registered pursuant to Section 12(g) of the Exchange Act – Series C Preferred Share Purchase Rights

Number of shares outstanding of each of the issuer's classes of common equity:

Class	Outstanding as of September 1, 2016
Common stock, $0.001 par value	55,010,619

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter – $51,303,319 as of December 31, 2015.

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

PART I

As used in this Form 10-K, unless the context requires otherwise, "we" or "us" or “IsoRay” or the "Company" means IsoRay, Inc. and its subsidiaries.

As used in this Form 10-K, unless the context requires otherwise, “fiscal year” or “fiscal” means the Company’s financial year that begins on July 1 and ends on June 30 of the following year (for example: fiscal year 2016 is equivalent to the year ended June 30, 2016).

ITEM 1 – BUSINESS

General

IsoRay, Inc. (formerly known as Century Park Pictures Corporation) was incorporated in Minnesota in 1983. On July 28, 2005, IsoRay Medical, Inc. (Medical) became a wholly-owned subsidiary of IsoRay, Inc. pursuant to a merger. Medical was formed under Delaware law on June 15, 2004 and on October 1, 2004 acquired two affiliated predecessor companies that began operations in 1998. Medical, a Delaware corporation, develops, manufactures and sells isotope-based medical products and devices for the treatment of cancer and other malignant diseases. Medical is headquartered in Richland, Washington.

IsoRay International LLC (International), a Washington limited liability company, was formed on November 27, 2007 and is a wholly-owned subsidiary of the Company. International has entered into various international distribution agreements.

Available Information

Our website address is www.IsoRay.com. Information on this website is not a part of this Report. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4, and 5 filed on behalf of directors and executive officers, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

Information regarding our corporate governance, including the charters of our audit committee, our nominations and corporate governance committee and our compensation committee, and our Codes of Conduct and Ethics is available on our website (www.IsoRay.com). We will provide copies of any of the foregoing information without charge upon request to Brien Ragle, CFO, 350 Hills Street, Suite 106, Richland, WA, 99354.

Business Operations

Overview

In 2003, IsoRay obtained clearance from the Food and Drug Administration (FDA) for the use of Cesium-131 (Cs-131) radioisotope in the treatment of all malignant tumors. As of the date of this Report, such applications include prostate cancer, brain cancer, breast cancer, colorectal cancer, gynecological cancer, lung cancer, liver cancer, ocular melanoma and pancreatic cancer. The brachytherapy seed form (a sealed source) of Cs-131 may be used in surface, interstitial and intra-cavity applications for tumors with known radio-sensitivity. Management believes the combination of a short half-life and relatively high-energy of Cs-131 will allow it to become a leader in the brachytherapy market, and Cs-131 represents the first major advancement in brachytherapy technology in approximately 30 years with attributes that could make it the long-term "seed of choice" for internal radiation therapy procedures.

Brachytherapy seeds are small devices containing a therapeutic dose of radiation used in an interstitial radiation procedure. The procedure has become one of the primary treatments for prostate cancer. The brachytherapy procedure places radioactive seeds as close as possible to (in or near) the cancerous tumor (the word "brachytherapy" is derived from Greek and means close therapy). A primary advantage of seed brachytherapy is the ability of the seeds to deliver therapeutic radiation thereby killing the cancerous tumor cells while minimizing exposure (damage) to adjacent healthy tissue. This procedure allows doctors to administer a higher dose of radiation directly to the tumor. A seed contains a radioisotope sealed within a titanium capsule. When brachytherapy is the only treatment (monotherapy) used in the prostate, approximately 70 to 120 seeds are permanently implanted in the prostate during an outpatient procedure. The number of seeds used varies based on the size of the prostate gland, the isotope used and the activity level specified by the physician. When brachytherapy is combined with another treatment method (dual-therapy), fewer seeds are used (approximately 40 to 80) in the procedure. The isotope decays over time (half-life) and eventually the seeds become inert (typically over 6 half-lives). The seeds may be used as a primary treatment (monotherapy) or as an adjunct therapy with other treatment modalities, or as treatment for residual disease after excision of primary tumors. The number of seeds for treatment sites other than prostate vary widely (as few as 8 seeds to more than 100 seeds) depending on the type of cancer, the tumor location, the prescribed activity level and any additional type of therapy being utilized.

IsoRay began the production and sales of Cs-131 brachytherapy seeds in October 2004 for the treatment of prostate cancer after receiving clearance of its premarket notification (510(k)) by the Food and Drug Administration.

In late 2014, the first report of five-year clinical outcomes for patients treated with Cs-131 brachytherapy was published in a peer-reviewed medical journal (Benoit, et al. Clin Oncol 25 December 2014). In this study of 485 prostate cancer patients treated with Cs-131 brachytherapy seeds a “biochemical relapse free” success rate of 96% was reported for low risk patients after five years.

Work is ongoing to employ Cs-131 brachytherapy seeds where trends are emerging in prostate cancer treatment, including the use of Cs-131 implants in combination with intensity modulated radiation therapy (IMRT – a form of external beam radiation) for high risk localized prostate cancer (dual-therapy). On the low-risk end of the prostate cancer treatment spectrum, studies are ongoing to evaluate the use of Cs-131 in “focal”, or sub-total brachytherapy of the prostate. It is hypothesized that low-risk patients using focal brachytherapy may achieve rates of prostate cancer control comparable to that of full gland treatment while significantly reducing side effects. (Mendez MH, et al. (June 2015) Current trends and new frontiers in focal therapy for localized prostate cancer. Current Urology Report 16:35)

In December 2007, IsoRay began selling its Cs-131 seeds for the treatment of ocular melanoma. This treatment market has been limited and generated a minimal amount of revenue for the Company. In June 2009, the Company began selling its Cs-131 seeds for treatment of head and neck tumors which provides a treatment for a tumor that could not be accessed by other treatment modalities. The Company obtained clearance in August 2009 from the FDA to permit the loading Cs-131 seeds into bio-absorbable braided sutures, which are commonly referred to in the industry as braided strands. The addition of this capability furthered the physician’s ability to use Cs-131 seeds in the treatment of brain, lung, and head and neck tumors as well as another option for physicians to use in tumors in other organs. This capability led to three additional treatments during fiscal year 2010, by adding lung cancer in August 2009, colorectal cancer in October 2009, and chest wall cancer in December 2009. Two more treatments were added in fiscal year 2011 as the result of the braided strand clearance which included the addition of the treatment of brain cancer in September 2010 and the treatment of gynecological cancer in December 2010 for a total of five new treatment sites through the clearance of the braided strand.

In 2010, the Company began providing technical assistance and selling Cs-131 brachytherapy seeds for use by physicians at the University of Kentucky, College of Medicine, performing treatments in women who had recurrent cancers of the uterus, cervix or vagina. Cs-131 brachytherapy seeds were used as an alternative treatment option for patients who faced a very radical surgery to treat their recurrent cancers. The Cs-131 brachytherapy seeds provided an improved quality of life over the surgical treatment option. In June 2016, the lead physician from the University of Kentucky conducted two presentations on gynecological cancer patients who underwent treatment with permanent implantation of Cs-131 brachytherapy seeds. In the first presentation, it was noted that 21 out of 26 recurrent cancer patients remained visually free of cancer at a median of 14 months after implantation which equates to 80.7% local control (Feddock, J., et al., Permanent interstitial re-irradiation with cesium-131: a highly successful second chance for cure in recurrent pelvic malignancies. Brachytherapy 15(S1): p. S78-9, 2016). In the second presentation, a series of 22 women with pelvic cancer underwent Cesium-131 brachytherapy seed implantation with other forms of radiation therapy treating patients who were recently diagnosed and had not yet undergone any treatment. All these cancers were successfully controlled at a median follow-up of 16 months. Side effects using the Cs-131 brachytherapy seeds were minor and all treatments were performed as outpatient procedures. (Feddock, J., et al., Outpatient interstitial implants - integrating cesium-131 permanent interstitial brachytherapy into definitive treatment for gynecologic malignancies. Brachytherapy 15(S1): p. S93-4, 2016).

In March 2011, the Company received CE Mark clearance to commercially deliver Cs-131 brachytherapy seeds that are pre-loaded into braided strands in Europe. This clearance permits the product to be commercially distributed for treatment of prostate, brain, lung, and head and neck tumors as well as tumors in other organs.

From August 2011 to May 2014, Medical received clearances from the FDA and other governmental agencies permitting production and sale of the GliaSite® Radiation Therapy System (GliaSite® RTS) in North America and Europe. In March 2016, the Company discontinued the GliaSite® RTS product, as anticipated sales failed to occur domestically Management believes this was due to increased use of braided strands for brain treatment and in Europe due to a loss of competitive pricing resulting from a strong dollar.

Starting in 2012, multiple institutions began utilizing Cs-131 brachytherapy seeds loaded in braided strands for treatment of brain, head and neck, lung and gynecological cancers. The application of Cs-131 brachytherapy seeds loaded in braided strands to date has been primarily in salvage cases as a treatment of last resort where aggressive tumors had reoccurred multiple times following standard of care treatment. From 2014 to 2016 there have been numerous published abstracts and society presentations which have been presented and support the effectiveness of treating very difficult and aggressive cancers with Cs-131 in multiple body sites. Dr. Gabriella Wernicke’s group, at Weill Cornell Medical College at the NY Presbyterian Hospital, published four papers on the efficacy, favorable side-effect profile and cost-effectiveness of Cs-131 brachytherapy seeds in the treatment of metastatic brain cancer.1,2,3,4 At the same institution, Dr. Bhupesh Parashar has published two journal articles on the effectiveness of Cs-131 brachytherapy seeds in the treatment of both head & neck and lung cancer.5,6

During fiscal 2013, the Company began providing technical assistance and selling Cesium-131 brachytherapy seeds for embedding in collagen tiles by physicians at Barrow Neurological Institute (Barrow) to treat malignant meningioma, primary brain cancers and metastases of cancers to the brain. These physicians from Barrow have formed a company, GammaTile LLC, and further refined this technology which integrates Cs-131 brachytherapy seeds and has resulted in the issuance of multiple patents to GammaTile LLC for the treatment of brain cancers. In December 2014 and June 2016, physicians representing Barrow presented their findings at two society conferences for neuro-oncologists. Highlights of the presentation included a new treatment delivery system of Cs-131 brachytherapy seeds to the brain while embedded in collagen tiles by applying directly to brain tissue after tumor removal. The trial presented included 16 patients with 20 tumors. The patients in the study had multiple reoccurrences of tumor following previous surgeries in conjunction with treatments with external beam radiation and had an increased risk for additional reoccurrences. Following treatment with Cs-131, 95% of the treated tumors had no evidence of regrowth at the operative site (local control). The incidence of radiation side effects to the brain from Cs-131 brachytherapy seeds (a common side effect) occurred in only 2 of the 20 treatments. (Brachman, D., Prospective trial of surgery and permanent intraoperative brachytherapy (S+BT) using a modular, biocompatible radiation implant for recurrent aggressive meningiomas., Society of Neuro-Oncology Conference on Meningioma, Toronto, Canada, June 18th, 2016.)

1 - Pham, A., et al., Neurocognitive function and quality of life in patients with newly diagnosed brain metastasis after treatment with intra-operative cesium-131 brachytherapy: a prospective trial. J Neurooncol 127(1): p. 63-71, 2016.

2 - Wernicke, A.G., et al., Surgical technique and clinically relevant resection cavity dynamics following implantation of cesium-131 brachytherapy in patients with brain metastases. Operative Neurosurgery, 2016. 12(1): p. 49-60, 2016.

3 - Wernicke, A.G., et al., Cesium-131 brachytherapy for recurrent brain metastases: durable salvage treatment for previously irradiated metastatic disease. J Neurosurg: Published online June 3, 2016; DOI: 10.3171/2016.3.JNS152836.

4 - Wernicke, A.G., et al., The cost-effectiveness of surgical resection and cesium-131 intraoperative brachytherapy versus surgical resection and stereotactic radiosurgery in the treatment of metastatic brain tumors. J Neurooncol, 127(1): p. 145-53, 2016.

5 - Parashar, B., et al., Analysis of stereotactic radiation vs. wedge resection vs. wedge resection plus Cesium-131 brachytherapy in early stage lung cancer. Brachytherapy 14(5): p. 648-54, 2015.

6 - Pham, A., et al., Cesium-131 brachytherapy in high risk and recurrent head and neck cancers: first report of long-term outcomes. J Contemp Brachytherapy 7(6): p. 445-52, 2015.

While management has not identified additional opportunities to expand treatment to other sites in the body other than those discussed above, we continue to investigate potential new opportunities with interested physicians and medical facilities. Management continues to focus on promoting its products into all therapy markets. Cs-131 has unique properties for cancer treatment. Cs-131 has the shortest half-life of low dose rate brachytherapy isotopes, the fastest delivery of a therapeutic dose of radiation and the lowest total radiation exposure for all low dose rate brachytherapy isotopes. These unique properties have opened new treatment options for the application of permanent implant brachytherapy (such as brain, head and neck, lung and gynecological cancers) that are not as viable with competing isotopes. Recent clinical and institutional results have demonstrated the effectiveness of treating high risk recurrent cancers in the brain, head and neck, lung and gynecological cancers with Cesium-131. The Company is continuing to research other delivery systems that will assist in bringing Cesium products to the market.

Industry Information

Prostate Cancer Treatment

According to the American Cancer Society, approximately one in seven men will be diagnosed with prostate cancer during his lifetime. It is the most common form of cancer in men after skin cancer, and the second leading cause of cancer deaths in men following lung cancer. The American Cancer Society estimates there will be about 180,890 new cases of prostate cancer diagnosed and an estimated 26,120 deaths associated with the disease in the United States in 2016.

Prostate cancer treatment remains a key focus of the Company. Most doctors use the American Joint Committee on Cancer (AJCC) TNM system to stage prostate cancer. This system is based on three key pieces of information:

▪	The extent of the main tumor (T category);
▪	Whether the cancer has spread to nearby lymph nodes (N category); and
▪	Whether the cancer has metastasized (spread) to other parts of the body (M category).

These factors are combined to determine an overall stage, using Roman numerals I through IV (1-4). The lower the number, the less the cancer has spread. A higher number, such as stage IV, means a more advanced cancer.

Once diagnosed, prostate cancer can generally be divided into either localized or advanced disease. Further, within the localized category the disease can be further categorized to one of the three “risk groups”: low, intermediate and high risk. As the risk increases so does the probability of advanced cancer at diagnosis and the probability of failing treatment with cancer progression or recurrence.

IsoRay’s Cs-131 brachytherapy seeds are an option in the treatment of prostate cancers of all risk levels of localized disease. The diagnosis of prostate cancer – and especially low risk prostate cancer – has been potentially reduced with the introduction of guidelines dissuading the use of serum PSA screening at the general practitioner level as a means to detect prostate cancer early in men with no symptoms of prostate cancer. Effective July 2012, the U.S. Preventative Services Task Force (USPSTF) recommends against the use of the PSA test. As a result of the recommendation, prostate cancer diagnosis dropped by 12.2% the month after the recommendation and has continued to drop. (Barocas DA, et al, Effect of the USPSTF Grade D Recommendation against Screening for Prostate Cancer on Incident Prostate Cancer Diagnoses in the United States. J Urol 194(6) The Journal of Urology (2015).

Furthermore, the deferral of potentially cancer-eradicating (definitive) prostate cancer treatments such as surgery and radiation therapy has become more popular as some men with prostate cancer have decided to “watch” the cancer using a variety of diagnostic tools – a trend known as “active surveillance”.

As such, the industry has experienced an overall decrease in the number of low risk cases of prostate cancer diagnosed due to reduced PSA screening, as well as a larger number of men who are deferring treatment altogether at a higher rate than seen historically. Intense competition in the space due to numerous established treatment options along with recently added entrants such as robotic surgery and proton therapy has further eroded the overall brachytherapy market share. The industry continues to focus on the significant data that supports the use of brachytherapy in treating prostate cancer. Management believes the current review of cost effective treatment comparisons with other treatment options, the aging population worldwide and the efficacy of treatment could contribute to the revitalization of brachytherapy treatment for prostate cancer in the future.

Still, minimally invasive brachytherapy such as that provided by the Company’s Cs-131 brachytherapy seeds provides significant advantages over competing treatments including lower cost, equal or better survival data, fewer side effects, faster recovery time and the convenience of a single outpatient implant procedure that generally lasts less than one hour (Grimm, et al., British Journal of Urology International, Vol. 109 (Suppl 1), 2012; Merrick, et al., Techniques in Urology, Vol. 7, 2001; Potters, et al., Journal of Urology, May 2005; Sharkey, et al., Current Urology Reports, 2002).

In addition to permanent, low-dose rate (LDR) brachytherapy, such as Cs-131, localized prostate cancer can be treated with prostatectomy surgery (RP for radical prostatectomy), external beam radiation therapy (EBRT), three-dimensional conformal radiation therapy (3D-CRT), intensity modulated radiation therapy (IMRT), dual or combination therapy, permanent, high dose rate brachytherapy (HDR), cryosurgery, hormone therapy, proton therapy and watchful waiting. The success of any treatment is measured by the feasibility of the procedure for the patient, morbidities associated with the treatment, overall survival, and cost. When the cancerous tissue is not completely eliminated, the cancer typically returns to the primary site, often with metastases to other areas of the body.

The National Cancer Data Base (NCDB) contains a total of 1,547,941 patients with localized prostate cancer that were identified from 1998 to 2010. Overall, 13.4% of patients were treated with brachytherapy, with an additional 2.6% treated with brachytherapy boost, which is the addition of a brachytherapy implant in addition to external beam radiation therapy, compared with 49.8% treated with surgery, 26.3% with non-brachytherapy radiotherapy, 24.1% who received hormone therapy, and 7.8% who received no treatment. (Martin JM, Handorf EA, Kutikov A, et al. (2014) The rise and fall of prostate brachytherapy: Use of brachytherapy for the treatment of localized prostate cancer in the National Cancer Data Base. Cancer 120:2114–2121.)

Prostatectomy Surgery Options. In the radical prostatectomy operation, a surgeon will remove the entire prostate gland plus some of the tissue around it, including the seminal vesicles. New methods such as laparoscopic and robotic prostatectomy surgeries are currently being used more frequently in order to minimize the nerve damage that leads to impotence and incontinence, but these techniques require a high degree of surgical skill. (American Cancer Society, 2016) Surgical resection accounted for approximately 44% of treatments before the introduction of robotic prostatectomy in the early 2000s and then rose to 60% in 2010. (Martin JM, Handorf EA, Kutikov A, et al. (2014) The rise and fall of prostate brachytherapy: Use of brachytherapy for the treatment of localized prostate cancer in the National Cancer Data Base. Cancer 120:2114–2121: Use of brachytherapy for the treatment of localized prostate cancer in the National Cancer Data Base. Cancer 120:2114–2121, Duke University, International Focal Therapy conference, June 2016.)

External Radiation Therapy. Primary External Beam Radiation Therapy (EBRT), Three-dimensional Conformal Radiation Therapy (3D-CRT), Stereotactic Radiotherapy (SBRT), Intensity Modulated Radiation Therapy (IMRT) and Proton Therapy all involve directing a beam of radiation from outside the body at the prostate gland to destroy cancerous tissue. Treatments are received on an outpatient basis with the patient usually receiving five treatments per week over a period of several weeks. While the treatments each last only a few minutes, getting the patient and equipment in place for each treatment takes longer. The use of EBRT as a whole doubled from 11.6% in 2004 to 24% in 2009. The increase in the number of cases being treated with EBRT during 2004 to 2008 were cases that historically would have been treated with brachytherapy. During that period there was a nearly complete transition to IMRT as the predominant method with IMRT treatment increasing from 0.15% to 95.9% of EBRT treatments from 2000 to 2008. (Mahmood U, Pugh T, Frank S, et al. (2014) Declining use of brachytherapy for the treatment of prostate cancer. Brachytherapy 13:157–162) Side effects of these treatments can include bowel problems, bladder problems, urinary incontinence, impotence, fatigue, lymphedema, and urethral stricture. (American Cancer Society, 2016)

Proton beam radiation therapy. Proton beam therapy focuses beams of protons instead of x-rays on the cancer. Unlike x-rays, which release energy both before and after they hit their target, protons cause little damage to tissues they pass through and release their energy only after traveling a certain distance. This means that proton beam radiation can, in theory, deliver more radiation to the prostate while doing less damage to nearby normal tissues. Proton beam radiation can be aimed with techniques similar to 3D-CRT and IMRT.

Although in theory proton beam therapy might be more effective than using x-rays, so far studies have not shown if this is true. As of the filing of this Report, proton beam therapy is not widely available. The machines needed to make protons are very expensive, and they are not available in many centers in the United States. Management believes proton beam radiation is not covered by all insurance companies as of the filing of this Report. (American Cancer Society, 2016)

Dual or Combination Therapy. Dual therapy is the combination of IMRT or 3-dimensional conformal external beam radiation and seed brachytherapy to treat extra-prostatic extensions or high risk prostate cancers that have metastasized or grown outside the prostate. Combination therapy treats high risk patients with a full course of IMRT or EBRT over a period of several weeks. When this initial treatment is completed, the patient must then wait for several more weeks to months to have the prostate seed implant. (American Cancer Society, 2015) Management estimates that at least 25% of all U.S. prostate implants are now dual therapy cases.

High Dose Rate Temporary Brachytherapy (HDR). HDR temporary brachytherapy involves placing soft nylon tubes (catheters) into the prostate gland and then giving a series of radiation treatments through these catheters. The catheters are then removed and no radioactive material is left in the prostate gland. Radioactive source containing either Iridium-192 or Cesium-137 is placed into the catheters. This procedure is typically repeated multiple times. (American Cancer Society, 2016)

Additional Treatments. Additional, less frequently used, treatments include cryotherapy, hormone therapy, vaccine treatment and chemotherapy.

Watchful Waiting and Active Surveillance. Because prostate cancer often grows very slowly, some men (especially those who are older or who have other major health problems) may never need treatment for their cancer. Instead, their doctor may suggest watchful waiting or active surveillance, terms physicians may use differently or interchangeably.

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

So far, no large studies have compared active surveillance to treatments such as surgery or radiation therapy. Some early studies of men who are good candidates for active surveillance have shown that only about a third of the men need to go on to treatment with radiation or surgery. (American Cancer Society, 2016)

Low Dose Rate Permanent Brachytherapy (LDR). In this approach, pellets (seeds) of radioactive material are placed inside thin needles, which are inserted through the skin in the area between the scrotum and anus and into the prostate. The pellets are left in place as the needles are removed and give off low doses of radiation for weeks or months. Radiation from the seeds travels a very short distance, so the seeds can give off a large amount of radiation in a very small area. This limits the amount of damage to nearby healthy tissues. (American Cancer Society, 2016)

Iodine-125 (I-125) and Palladium-103 (Pd-103) are two isotopes, other than Cesium-131, that are currently used for LDR permanent brachytherapy. A number of published studies describing the use of I-125 and Pd-103 LDR brachytherapy in the treatment of early-stage prostate cancer have been very positive when compared to other treatment options. A study of 2,963 prostate cancer patients who underwent brachytherapy as their sole therapeutic modality at 11 institutions across the U.S. concluded that low-risk patients (who make up the majority of localized cases) who underwent adequate implants experienced rates of PSA relapse survival of greater than 90% between eight and ten years (Zelefsky MJ, et al, "Multi-institutional analysis of long-term outcome for stages T1-T2 prostate cancer treated with permanent seed implantation" International Journal of Radiation Oncology, Biology, Physics, Volume 67, Issue 2, 2007, 327-333).

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

Long-term survival data is now available for brachytherapy with I-125 and Pd-103, supporting the efficacy of brachytherapy in the treatment of clinically localized cancer of the prostate gland. Clinical data indicate that brachytherapy offers success rates for early-stage prostate cancer treatment that are equal to or better than those of RP or EBRT. While historically clinical studies of brachytherapy have focused primarily on results from brachytherapy with I-125 and Pd-103, management believes that these data are also relevant for brachytherapy with Cs-131. In fact, it appears that Cs-131 offers improved clinical outcomes over I-125 and Pd-103, perhaps due to its shorter half-life. (Shah AB, Shah AA, Fortier GA. A comparison of AUA symptom scores following permanent low dose rate prostate brachytherapy with iodine-125 and cesium-131. Brachytherapy 2013 12(Suppl. 1)S64)

Sexual impotence and urinary incontinence are two major concerns men face when choosing among various forms of treatment for prostate cancer. Studies have shown that brachytherapy with existing sources results in lower rates of impotence and incontinence than surgery (Buron C, et al.  "Brachytherapy versus prostatectomy in localized prostate cancer: results of a French multicenter prospective medico-economic study".  International Journal of Radiation Oncology, Biology, Physics, Volume 67, 2007, 812-822). Combined with the high disease control rates described in many studies, these findings have driven the adoption of brachytherapy as a front-line therapy for localized prostate cancer.

Comparing Cesium-131 to I-125 and Pd-103 Clinical Results

The Company’s Cs-131-based permanent brachytherapy treatment was introduced in 2004, as compared to the other permanent brachytherapy sources - Iodine-125 (introduced 1965) and Palladium-103 (introduced 1986). Thus, it has only been recently that the achievement of significant follow-up in patient studies has occurred for the Company’s Cs-131 product.

Management believes that the Cs-131 brachytherapy seed has specific clinical advantages for treating cancer over I-125 and Pd-103, the other isotopes currently used in brachytherapy seeds. The table below highlights the key differences of the three seeds. The Company believes that the short half-life, high-energy characteristics of Cs-131 will increase industry growth and facilitate meaningful penetration into the treatment of other forms of cancer such as lung cancer.

Isotope Delivery Over Time
Isotope	Half-Life	Energy	90% Dose	Total Dose
Cs-131	9.7 days	30.4 KeV	33 days	115 Gy
Pd-103	17 days	20.8 KeV	58 days	125 Gy
I-125	60 days	28.5 KeV	204 days	145 Gy

As stated earlier, Company management believes that the long-term results already reported for Iodine-125 and Palladium-103 based prostate brachytherapy confirm the validity of permanent prostate brachytherapy, and at least comparable long-term outcomes are likely with Cs-131 treatment. A recent clinical report supports this contention (Benoit RM, et al. “Five year prostate-specific antigen outcomes after caesium prostate brachytherapy.” Clinical Oncology, Volume 26, 2014, 776-780).

However, management also believes that Cs-131 will ultimately prove to possess clinical advantages over the two other permanently implantable isotopes. These advantages include better performance in elevated risk cases (especially intermediate risk localized prostate cancers) and a more rapid resolution of side effects. Both advantages are related to the combination of a shorter half-life of Cs-131 and high energy level as compared to the other two isotopes.

The most recent clinical data was presented at the annual meeting of the American Brachytherapy Society in April 2014. Dr. Brian Moran of the Chicago Prostate Center reported a 92.6% rate of success at five years after treatment for 69 patients with prostate cancer following treatment with Cesium-131 brachytherapy (Moran BJ, Braccioforte MH. PSA Outcomes in a Single Institution, Prospective Randomized 131Cs/125I Prostate Brachytherapy Trial. (Brachytherapy 2014 13(S1)S34). At the same meeting, Dr. Rajagopalan of the University of Pittsburgh Medical Center reported a six year success rate of 95.4% in 243 Cs-131 treated patients (Six-year biochemical outcome in patients treated with Cs-131 brachytherapy as monotherapy for prostate cancer. Brachytherapy 2014 13(S1)S38).

When taken together with the multi-institutional five-year outcome presentation by Dr. Prestidge and others, where a group of 100 patients from multiple institutions exhibited a PSA disease-free rate of 98% at five years (Prestidge B. et al. Five-year biochemical control following Cesium-131 Permanent Prostate Brachytherapy in a Multi-Institutional Trial. Brachytherapy 2011 10(3S1)S27.), a strong case for an outstanding rate of durable PSA (biochemical) success can be made.

Furthermore, in all three reports a significant proportion of “intermediate risk” patients (who are at greater risk of failure following any treatment compared to most prostate cancer patients) were included in the studies. Despite this added risk – 37% of patients across all three studies were intermediate risk — the three studies together average a 95% rate of success at five-years and beyond for a total of 412 patients under study.

Improved side-effect profile.

In addition to the cancer-related outcomes described for prostate brachytherapy, a significant portion of patients who undergo I-125 or Pd-103 brachytherapy experience acute urinary irritative symptoms following treatment – more so than with surgery or external beam radiation therapy (Frank SJ, et al, "An assessment of quality of life following radical prostatectomy, high dose external beam radiation therapy, and brachytherapy Iodine implantation as monotherapies for localized prostate cancer" Journal of Urology, Volume 177, 2007, 2151-2156). These irritative symptoms can range from an increased frequency of urination to significant pain upon urination. Because the portion of the urethra that runs through the prostate takes high doses from the implant, these side effects are fairly common following prostate brachytherapy.

Recent completed studies show that Cs-131, with the shortest available half-life of the commonly used implantable isotopes, results in a quicker resolution of these irritative symptoms based on the shorter time interval over which normal tissue receives radiation from the implanted sources than for longer lived isotopes such as I-125. (Shah H, et al. A comparison of AUA symptom scores following permanent low-dose-rate prostate brachytherapy with Iodine-125 and Cesium-131. Brachytherapy 2013:12(SI)S64)).

A Cs-131 monotherapy trial for the treatment of prostate cancer was fully enrolled in February 2007.  The trial was a 100 patient multi-institutional study that sought to (1) document the dosimetric characteristics of Cs-131, (2) summarize the side effect profile of Cs-131 treatment, and (3) track biochemical (PSA) results in patients following Cs-131 therapy.  Some of the significant and specific findings were as follows:

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

3.        An abstract detailing the outcomes of the 100 patient multi-institutional Cesium-131 study was prepared for the 32nd Annual Meeting of the American Brachytherapy Society (April 2011), Notably, the PSA control rate at 5 years was reported as 98%. No other study of brachytherapy utilizing the competing isotopes Iodine-125 and Palladium-103 has reported five-year rates as high as 98%.

The advantage of the Company’s Cs-131 brachytherapy seed is the resolution of urinary side effects as pictured in the graphic below has been observed in a second study, presented at the 2013 Annual Meeting of the American Brachytherapy Society (Shah AB, Shah AA, Fortier GA. The following graph is a comparison of elevated side effect (AUA) symptom scores following permanent low dose rate prostate brachytherapy with Iodine-125 and Cesium-131. Brachytherapy 2013 12(Suppl. 1)S64):

As seen in the plot of these AUA scores, the duration of an elevated side effect score profile resolved to pre-treatment levels more quickly with the Cs-131 group than with the Iodine-125 group. All patients were treated at the same institution by the same physicians, and the difference in the time to resolution was considered significant.

Non-Prostate Product Offerings

Brain Cancer Treatment Options

An estimated 23,770 new cases of malignant primary tumors of the brain or spinal cord are expected to be diagnosed in 2016. About 16,050 people are expected to die from brain and spinal cord tumors in 2016. In addition to primary tumors, metastasis of brain tumors from other body sites are estimated at over 100,000 new cases per year. The chance that a man will develop a malignant tumor of the brain or spinal cord is about 1 in 140 and for a woman is 1 in 180. These numbers would be much higher if benign tumors were also included. (American Cancer Society, 2016).

The treatment of brain cancer with Cs-131 brachytherapy seeds now has two commercially available delivery methods, those being the use of braided strands, and braided strands sutured to a bioabsorbable mesh to apply the Cs-131 brachytherapy seeds which generally dissolves after about 45 days. Cs-131 brachytherapy seeds deliver 90% of their dose in 33 days and are therefore well-suited to use with bioabsorbable mesh, single seed applications, implantable strands, and by implantable device. Beginning in 2012, Barrow began embedding Cs-131 in collagen tiles (the GammaTile technique) and applying these tiles directly to brain tissue after tumor removal which is not currently commercially available. During the fiscal year 2016, there were sixty-two patients treated with Company products for brain cancer.

Lung Cancer Treatment Options

An estimated 224,390 new cases of lung cancer are expected in 2016, accounting for 13% of all cancer diagnoses in the United States. Approximately 27% of all cancer deaths are from lung cancer and it accounts for the most cancer related deaths in both men and women in the United States. An estimated 158,080 deaths will result from lung cancer in 2016. Approximately 2 of 3 people diagnosed with lung cancer will be older than 65 and fewer than 2% will be younger than 45 years old. Overall, the chance of developing lung cancer is 1 in 17 for a woman and 1 in 14 for a man (combined for both smokers and non-smokers). Naturally, the risk for smokers is much higher and for non-smokers the risk is lower. (American Cancer Society 2016)

Lung cancer has historically been treated utilizing surgery, radiofrequency ablation (RFA), radiation therapy, chemotherapy and targeted therapy including LDR brachytherapy. More than one kind of treatment may be used, depending on the stage of the patient's cancer and other factors. (American Cancer Society, 2016)

The Company believes that Cs-131, with its shorter half-life (faster rate of decay) and relatively high energy, is better suited for treating lung cancer in Stages I and II than I-125. The bioabsorbable mesh used in this procedure to apply the Cs-131 brachytherapy seeds generally dissolves after about 45 days. Cs-131 delivers 90% of its dose in 33 days and is therefore well-suited to use with bioabsorbable mesh. A report was published in May of 2015 describing outcomes from a series of 52 patients treated with a limited surgical resection and Cs-131 brachytherapy. (Parashar, B., et al., Analysis of stereotactic radiation vs. wedge resection vs. wedge resection plus Cesium-131 brachytherapy in early stage lung cancer. Brachytherapy 14(5): p. 648-54, 2015). During the fiscal year 2016, there were thirteen patients treated with Company products for lung cancer.

Head and Neck Cancer Treatment Options

An estimated 48,330 new cases of head and neck cancer are expected to be diagnosed in the United States in 2016. (American Cancer Society, 2016)

Surgery is the most common option to treat head and neck cancers. Chemotherapy is often used in conjunction with surgery or radiation therapy depending on the type and stage of the cancer. External beam radiation therapy and brachytherapy have been used together or in combination with surgery or chemotherapy. (American Cancer Society, 2016)

Cs-131 brachytherapy seeds allow oncologists to add targeted radiation treatment to head and neck cancers after surgical resection. This targeted radiation treatment is especially needed in patients whose neck cancer has recurred following previous radiation therapy. Often these patients cannot tolerate further external beam radiation therapy for fear of over radiating critical head and neck structures.

Management believes Cs-131brachytherapy seeds continue to represent an improved approach to brachytherapy treatment of specific head and neck cancers. During the fiscal year 2016, there were sixteen patients that were treated with Company products for head and neck cancers.

Gynecological Cancer Treatment Options (Cervical, Vaginal and Vulvar Cancer)

An estimated 23,560 new cases of cervical (12,990), vaginal (4,620) and vulvar (5,950) cancers are expected to be diagnosed in the United States in 2016. A combined estimate of 6,180 deaths are expected to occur from cervical, vaginal and vulvar cancers in the United States in 2016 (American Cancer Society, 2016). In addition to brachytherapy to treat gynecological cancers such as cervical, vaginal and vulvar cancers, other treatment options include surgery, laser surgery, radiation therapy, chemotherapy, and topical treatments. (American Cancer Society, 2016)

During 2016, two abstracts1,2 and presentations were presented at the World Brachytherapy Conference in San Francisco on the treatment of Re-Irradiation with Cesium -131 in recurrent pelvic malignances in women who have recurrent cancers. Physicians at the University of Kentucky, College of Medicine reported local control in 80.7% after Cs-131 implantation for the recurrent patients and reported successful control of 22 women with pelvic cancer that had not had previous treatment. Based upon the positive results seen in the Cs-131 treatment of recurrent of gynecological cancers, physicians at the University of Kentucky are currently moving Cs-131 treatment into the primary treatment of these cancers. During the fiscal year 2016, there were thirty-one patients treated with Company products for gynecological cancers.

1 - Feddock, J., et al., Permanent interstitial re-irradiation with cesium-131: a highly successful second chance for cure in recurrent pelvic malignancies. Brachytherapy 15(S1): p. S78-9, 2016.

2 - Feddock, J., et al., Outpatient interstitial implants - integrating cesium-131 permanent interstitial brachytherapy into definitive treatment for gynecologic malignancies. Brachytherapy 15(S1): p. S93-4, 2016.

Colorectal Treatment Options

An estimated 134,490 new cases of colorectal cancer are expected in the United States in 2016 (American Cancer Society, 2016). Colorectal cancer is expected to cause an estimated 49,190 deaths during 2016.

For the treatment of early stage colon and rectal cancers, surgery is often the main treatment. For the treatment of colorectal cancers beyond early stage, other surgery treatments, radiation therapy, chemotherapy, and targeted therapies can be used. (American Cancer Society, 2016)

Low-dose rate (LDR) brachytherapy, including Cs-131, is typically utilized in treating individuals with rectal cancer who are not healthy enough to tolerate curative surgery. This is generally a one-time only procedure and does not require ongoing visits as is common with other types of radiation therapy. Management believes that the advantages provided by Cs-131 radioisotope shown through the treatment of other cancers will benefit patients utilizing Cs-131 brachytherapy seeds in the treatment of their colorectal cancers with low-dose rate brachytherapy. The treatment of colorectal cancer is an additional non-prostate application of the Company’s product which by itself is not a significant portion of the Company’s business. However, when aggregated with the other non-prostate applications, it contributes to the overall growth in the Company’s non-prostate applications. During the fiscal year 2016, there were no patients that were treated with Company products for colorectal cancers.

Ocular Melanoma Treatment Options

Approximately 2,810 new cases of cancers of the eye and orbit (primarily melanoma) will be diagnosed in 2016 (American Cancer Society, 2016). Eye and orbit cancers are expected to cause an estimated 280 deaths during 2016. In addition to brachytherapy to treat ocular melanoma, other treatment options include surgery, external beam radiation, conformal proton beam radiation therapy, stereotactic radiosurgery, chemotherapy, laser therapy, targeted drugs and immunotherapy.

Brachytherapy has become the most commonly used radiation treatment for most eye melanomas. Studies have shown that in many cases it is as effective as surgery (enucleation). Brachytherapy using Cs-131, I-125, or Pd-103 is done by placing the seeds in a plaque (shaped like a small cap) that is attached to the eyeball with minute stitches in a procedure that lasts 1 to 2 hours and is usually kept in place for 4 to 7 days. The patient generally stays in the hospital until the plaque is removed from the eye during a procedure that takes less than 1 hour. Brachytherapy cures approximately 9 out of 10 small tumors and can preserve the vision of some patients. (American Cancer Society, 2016) Management believes that while Cs-131 provides the best treatment alternative, it is at a disadvantage to I-125 or Pd-103 as a result of Cs-131's short half-life, which requires it to be ordered and manufactured for each procedure and unable to be inventoried. Most patients are unwilling to wait for it to be ordered when the other products are often available immediately. The treatment of ocular melanoma was the first opportunity for the Company to utilize the Cs-131 brachytherapy seed in a treatment other than a prostate application but does not comprise any portion of the Company’s business, and is not anticipated to become a viable market for the Cesium-131 application.

Financial Information About Segments

The Company has determined that it operates in only one segment, as it only reports profit and loss information on an aggregate basis to its chief operating decision maker.

Financial Information About Geographic Areas

All of the Company’s long-lived assets are located in the United States. Revenue by geographic region is based on the shipping addresses of the Company's customers. The following summarizes revenue by geographic region:

	For the year ended June 30,
	2016	2015	2014
United States	99.64%	99.57%	96.88%
Non – United States	0.36%	0.43%	3.12%
Total	100.00%	100.00%	100.00%

Our Strategy

The key elements of IsoRay's strategy for fiscal year 2017 include:

Invest significant capital in sales and marketing development activities to gain more market share in the U.S. market for prostate cancer. Prostate cancer treatment represents the original and core business for the Company's Cs-131 product. With five-year data relating to biochemical (PSA) control of prostate cancer now presented to the prostate cancer field, IsoRay intends to aggressively increase the number of centers using Cs-131 through its direct sales force and through its international distributors. Because intermediate- to long-term follow-up data is required to convince clinicians and patients to consider any particular therapy for localized prostate cancer, the availability of five-year data with Cs-131 in the treatment of prostate cancer represents a significant milestone. IsoRay hopes to capture much of the incremental market growth if and when seed implant brachytherapy recovers market share from other treatments, take market share from existing competitors, and expand the use of Cs-131 as a dual therapy option where it has experienced success. In 2016, the Company started its aggressive sales and marketing approach by hiring industry sales and marketing veterans to assist in this market development effort, including the hire in March 2016 of a VP of Sales and Marketing and a consultant Director of Marketing, who, together with the rest of the management team, are developing a comprehensive strategy to expand the presence of the Company’s Cesium-131 products in the prostate market. In addition, the Company filled two regional sales positions with experienced sales staff from the prostate brachytherapy industry. In April 2016, the Company contracted with a marketing firm to design a new brand logo for the Company’s products and provide website development and a consumer-focused public relations and social media campaign, all as part of the Company’s new sales and marketing strategy. A redesigned website for IsoRay.com is expected to launch in September 2016 that focuses its messages tailored to specific decision makers including the physician, patient, family and friends. The new website will support management’s focus on the growth of product sales from the treatment of prostate cancer and the Company’s efforts to expand into brain, gynecological, head and neck and lung cancers.

Increase utilization of Cesium-131 in treatment of other solid tumor applications such as brain, gynecological, head and neck and lung cancers. IsoRay Medical has clearance from the FDA for its premarket notification (510(k)) for Cs-131 brachytherapy seeds that are preloaded into bioabsorbable braided sutures and bioabsorbable braided sutures attached to bio absorbable mesh. This FDA clearance allows commercial distribution for treatment of brain, gynecological, head and neck and lung tumors as well as tumors in other organs. The Company continues to sell product to physicians treating brain, gynecological, head and neck and lung cancer while continuing to compile treatment outcomes for publication. IsoRay will continue to explore licenses or joint ventures with other companies to develop the appropriate technologies and therapeutic delivery systems for treatment of other solid tumors.

Early clinical data support management’s initiatives into brain cancers and early stage non-small cell lung cancers. Local control – defined as success in preventing the re-growth of cancer in the immediate vicinity of the treatment area – has been excellent to date. The Company has continued to provide technical assistance and sell brachytherapy seeds for the use of the GammaTile system (multiple patents issued to GammaTile LLC) at the Barrow to treat malignant meningioma cancer, primary brain cancer and brain metastasis of cancers. IsoRay plans to continue to support studies and research and assist in the development of new application devices for Cesium-131. The utilization of the GammaTile system over the past three years has developed a product with consistent and repeatable results as evidenced by the June 2016 presentation at the Society of Neurologic Oncologists. Management intends to continue to facilitate ongoing research and development of the GammaTile product.

Support clinical research and sustained product development. The publication and presentation of speculative and real-world data contribute to the acceptability of Cs-131 in the oncologic marketplace. Discussion in the medico-scientific community of established and novel Cs-131 applications is considered a prerequisite to expansion into untapped markets. The Company structures and supports clinical studies on the therapeutic benefits of Cs-131 for the treatment of solid tumors and other patient benefits. We are and will continue to support clinical studies with several leading radiation oncologists to clinically document patient outcomes, provide support for our product claims, and compare the performance of our seeds to competing seeds. IsoRay plans to sustain long-term growth by implementing research and development programs with leading medical institutions in the U.S. and other countries to identify and develop other applications for IsoRay's core radioisotope technology. The Company has deployed a secure, regulatory environment compliant, online information system capable of large usable databases to participating investigators.

During fiscal year 2016, five presentations were accepted by and presented at the annual meeting of the American Brachytherapy Society describing Cs-131 treatment of prostate, gynecologic and head & neck cancers. Two presentations were accepted at the annual meeting of the American Society for Radiation Oncology (ASTRO) in October 2015. The Company will continue to seek to increase the number of reports made to society meetings and the peer reviewed literature in order to seek to enhance the standing of its products in the scientific community.

Maintain ISO 13485:2003 certification evidencing quality control.  In August 2008, the Company obtained its initial ISO 13485:2003 certification. This permitted the Company to register its products in Europe in 2008 and in Canada and Russia during fiscal year 2009.   The ISO 13485:2003 certification demonstrates that the Company is in compliance with this internationally recognized quality standard and the initial certification was valid for a three year period. In June 2012, the Company received a recertification to ISO 13485:2003 for an additional three year period, which was affirmed through a surveillance audit in June 2013.

IsoRay had an unannounced inspection related to its ISO13485:2003 certification from British Standards Institution (BSI) with no nonconformities in October 2015. The Company also underwent a microbiologic audit and a surveillance audit in November 2015 and March 2016 respectively. The Company is subject to a recertification audit every three years, two annual maintenance audits and one additional unannounced audit for a total of four audits during each three year period. The successful audit confirms the Company’s success in meeting the standards of manufacturing and quality systems required for the Company to market its products in Canada and Europe.

Products

CS-1 Cesium-131 Source

IsoRay markets the CS-1 Cesium-131 brachytherapy seed for the treatment of prostate cancer, brain cancer, lung cancer, head and neck cancers, gynecological cancer, pelvic/abdominal cancer, colorectal cancer, and ocular melanoma. The Company intends to market Cs-131 for the treatment of other malignant diseases as opportunities are identified in the future through the use of existing proven technologies that have received FDA-clearance. The strategy of utilizing existing FDA-cleared technologies reduces the time and cost required to develop new applications of Cs-131 and deliver them to market.

Cesium-131 Manufacturing Process and Suppliers

Product Overview

Cs-131 is a radioactive isotope that can be produced by the neutron bombardment of Barium-130 (Ba-130). To produce the CS-1 brachytherapy seed, a proprietary chemical separation is performed that results in 99.9% pure Cs-131 isotope. Purified Cs-131 is adsorbed onto a ceramic core containing a gold X-ray marker. This internal core assembly is subsequently inserted into a titanium capsule that is then welded shut and becomes a sealed radioactive source and a biocompatible medical device.

Isotope Suppliers

The Company has identified key reactor facilities in the U.S., Russia, Belgium and South Africa that are capable of meeting the specific requirements of Cs-131 production. On December 15, 2015, Medical entered into a new supply contract (the INM Agreement) with The Open Joint Stock Company, Isotope, a Russian company (JSC Isotope). With the current INM Agreement, Medical can purchase Cs-131 from the Institute of Nuclear Materials, within the quality standards and within the time periods specified, through March 31, 2017.

The Company also receives irradiated barium from the University of Missouri Research Reactor (MURR), located in the United States. For the fiscal year 2016, approximately eighty-three percent (83%) of our Cs-131 was supplied by our Russian supplier and approximately seventeen percent (17%) of Cs-131 was generated by the irradiated barium from MURR. The Company plans to expand the amount of Cs-131 provided by the MURR reactor in fiscal year 2017, but there is no assurance as to when or if this will occur.

Management believes that failure to obtain deliveries of Cs-131 from its Russian supplier <<JSC Isotope>> would have a material adverse effect on seed production. Management has developed a three-step process to insulate the Company isotope supply from unplanned outages at the Russian supplier. Step One: management is negotiating a new supply agreement with its existing domestic supplier that will provide additional isotope in the near future. Step Two: the Company is examining the possibility of performing chemical separation at the MURR facility, thereby allowing for a significant increase in isotope yield without incurring significant additional irradiation costs. Step Three: the Company is refining a plan to utilize its stock of enriched barium as a contingency in the case of an outage at one or both of its current isotope providers or at a new isotope supplier.

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

In October 2015, IsoRay underwent an unannounced inspection by British Standards Institution (BSI), IsoRay’s representative to the European Union and designator of IsoRay’s CE Marks with no nonconformities found. BSI also conducted a microbiologic audit and a surveillance audit in November 2015 and March 2016 respectively. The Company is subject to a recertification audit by BSI every three years, two annual maintenance audits and one additional unannounced audit during each three year period for a total of four audits during each three year period. The successful audits confirm the Company’s success in meeting the standards of manufacturing and quality systems required for the Company to market its products in Canada and Europe.

The Federal Aviation Administration (FAA) also conducted an unannounced audit in May 2016. Because IsoRay ships hazardous materials on flights in the U.S., IsoRay is subject to regulation by the FAA. No findings were made in this audit.

Order Processing

The Company has implemented a just-in-time production process that is responsive to customer input and orders to ensure that individual customers receive a higher level of customer service than received from our competitors who have the luxury of longer lead times due to longer half-life products. Time from order confirmation to completion of product manufacture is reduced to several working days, including receipt of irradiated barium (from the domestic supplier's reactor) or unpurified Cs-131 (from the international supplier's reactor), separation and purification of Cs-131, isotope labeling of the core, loading of cores into pre-welded titanium "cans" for final welding, testing, quality assurance and shipping.

It is up to each physician to determine the dosage necessary for implants and acceptable dosages vary among physicians. Many physicians order more seeds than necessary to assure themselves that they have a sufficient quantity. Upon receipt of an order, the Company either delivers the seeds from its facility directly to the physician in either loose or preloaded form or sends the order to an independent preloading service that delivers the seeds preloaded into needles or cartridges just prior to implant. If the implant is postponed or rescheduled, the short half-life of the seeds makes them unsuitable for use and therefore they must be re-ordered.

Due to the lead time for obtaining and processing the Cs-131 isotope and its short half-life, the Company relies on sales forecasts and historical knowledge to estimate the proper inventory levels of isotope needed to fulfill all customer orders. Consequently, some portion of the isotope is lost through decay and is not used in an end product. Management continues to reduce the variances between ordered isotope and isotope deliveries and is continually improving its ordering process efficiencies.

Pre-loading Services

In addition to providing loose seeds to customers, most brachytherapy manufacturers offer their seed product to the end user packaged in various configurations provided in a sterile or non-sterile package depending on the customer's preference. These include:

▪	Pre-loaded needles (loaded typically with three to five seeds and spacers);
▪	Pre-loaded Mick® cartridges (fits the Mick® applicator);
▪	Strands of seeds (consists of seeds and spacers in a bioabsorbable rigid "carrier sleeve");
▪	Preloaded strands (strands of seeds loaded into a needle);
▪	Pre-loaded braided strands (seeds loaded into a flexible bioabsorbable braided suture); and
▪	Pre-loaded braided strands attached to bioabsorbable mesh (creates planar implants out of braided sutures and bioabsorbable mesh).

In fiscal year 2016, the Company delivered approximately 58% of its Cs-131 seeds to customers configured in Mick® cartridges, approximately 28% of the Cs-131 seeds configured in stranded and pre-loaded in a needle form, 7% of the Cs-131 seeds configured in a braided strand form, 3% of the Cs-131 seeds sold in a loose configuration and the remaining 4% configured in either a pre-loaded in a needle or stranded form.

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

As of June 30, 2016, IsoRay had one entity that handled radiopharmacy services at the request of certain individual customers that were able to assay, preload, and sterilize loose seeds. Shipping Cs-131 brachytherapy seeds to independent radiopharmacies requires loading the seeds with additional volume of isotope activity than would be required if the seeds were to be preloaded utilizing our in-house loading facility, which causes the Company to incur additional isotope cost to allow for the additional isotope decay created by the additional processing time. The Company pre-loaded 96% and 97% of the Cs-131 brachytherapy seeds that it sold to customers during the fiscal years 2016 and 2015, respectively. The Company anticipates continuing to load a significant majority of its customer orders during fiscal year 2017 unless there is a specific customer requirement for which the Company does not have the loading capability or capacity.

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

Manufacturing Facility

The Company maintains a production facility located at Applied Process Engineering Laboratory (APEL) in Richland, Washington. The APEL facility became operational in September 2007. The production facility has over 15,000 square feet and includes space for isotope separation, seed production, order dispensing, a clean room for radiopharmacy work, and a dedicated shipping area. In 2015, the Company entered into a modification to the production facility lease that modified the requirement to return the facility to ground at the time of exit at Company discretion, exercised the additional three year term to April 30, 2019, and reduced the required notice to terminate the lease early from twelve months to six months. This lease modification provides the flexibility required for the Company to plan, design and construct its own production facility, which is expected to reduce operational cash flow requirements and provide for long-term security of production capabilities for the Company. The construction of a new facility is subject to obtaining acceptable financing. No assurances can be given at this time regarding the ability of the Company to obtain such financing. The Company is continuing through the design process in anticipation that acceptable financing will be found. Management believes that construction of the facility will take 12 to 15 months to complete from the time that ground is broken.

GliaSite® Radiation Therapy System

IsoRay discontinued the GliaSite® RTS in March 2016.

Sales and Marketing

Marketing Strategy

In 2016, the Company hired a vice president of Sales and Marketing, Michael Krachon, who brings more than twenty years of experience of progressive growth in sales and marketing with the past fifteen years in the brachytherapy market. Management also engaged the consulting services of industry veteran Lori Woods, who contributes more than twenty years of experience in the oncology medical device and services industry. Ms. Woods previously served IsoRay from 2006 to 2010 as a Vice-President and eventually as Chief Operating Officer.

Management determined that a complete overhaul of the Company’s public brand was needed. A marketing firm was hired to review the Company’s existing market position, brand, products and customers. Based on this market research, management developed a new marketing strategy, focused on capturing more market share in the prostate cancer treatment market segment, while continuing to position the Company products for cancer treatment at other body sites. The expected launch of the new marketing plan is the Fall of 2016, including a complete redesign of the Company brand, website and collateral materials.

In addition, the Company has started the process to reestablish its medical advisory boards to provide professional input and insight regarding the Company’s current products and research and developments efforts. The boards will vary by cancer type/site and the supporting specialties that treat that cancer. They will include, but not be limited to, radiation oncologists, surgeons, urologists, and physicists. The boards will be a mix of customers and non-customers, which the Company believes will provide increased insight regarding the perception of its products and opportunities to meet the needs of the market.

The market for treatments for localized prostate cancer is very competitive and largely hinges upon two factors: the demonstration of long term follow-up data that has been presented to the prostate cancer treatment profession and the economic and strategic dynamics of the different therapeutic options. Cs-131 was introduced to the prostate cancer marketplace more than a decade after Iodine-125 and Palladium-103, and the resulting time for mature clinical data to be developed has proven an obstacle to widespread market acceptance. The time to publish these results is lengthy and includes time to enroll patients in protocols which may take multiple years depending on the size of the enrollment population, time to aggregate the results at five years from the final patient treatment, time to analyze the data and author the article followed by the time for peer review, and publication in a medical journal. The total time for this process may approach a decade from start to publication. Management believes that the impressive results achieved for treatment with Cs-131 at the five-year mark should create further scientific support for Cs-131 as an attractive treatment for localized prostate cancer, overcoming at least some of the initial resistance predicated on the lack of long-term follow-up reports. The data that was published in fiscal year 2015 is discussed in the section titled Industry Information, Prostate Cancer Treatment, “Comparing Cesium-131 to I-125 and Pd-103 Clinical Results”. In addition to the challenges presented by the limited published results for Cs-131, the prostate brachytherapy market has been pressured by the economic differences and strategic dynamics of competing treatment options such as robotic surgical devices and external beam radiation facilities. These factors have combined to result in the current multi-year contraction of the prostate brachytherapy market. The declining market has impacted the competitive landscape, reducing the number of competitors and their respective investments in sales, marketing and product development efforts. Based upon Company market review and research, there appears to be an opportunity for IsoRay to expand its current market opportunity with an investment in sales and marketing efforts. The Company believes its recent hires of both sales and marketing veterans with regional sales support will lead to growth of their market share in the prostate cancer treatment business. The Company also believes that an increase share of the prostate brachytherapy market share will assist in facilitating Cs-131 brachytherapy cancer treatment growth in other body sites.

The professional and patient market segments each play a role in the ultimate choice of cancer treatment and the specific isotope chosen for seed brachytherapy treatment. The Company has developed a customized brand message for each audience. The Company's new website, when launched in the Fall of 2016, will deliver the message that Cs-131 is a treatment option for cancers throughout the body. IsoRay is developing and/or refreshing print and visual media (including physician brochures discussing the clinical advantages of Cs-131, clinical information binders, informational DVDs, and single sheet glossies with targeted clinical data). In addition, the Company attends national professional meetings, including:

▪	American Brachytherapy Society (ABS);
▪	American Society for Therapeutic Radiation and Oncology (ASTRO);
▪	Association of American Physicists in Medicine (AAPM);
▪	Society for Neuro-Oncology (SNO);
▪	American Association of Neurological Surgeons (AANS);
▪	American Association for Thoracic Surgery (STS); and
▪	various local chapter meetings.

The Company also continues to consult with noted contributors from the medical physics community and expects that articles for professional journals regarding the benefits of and clinical trials involving Cs-131 will continue to be submitted.

In addition, the Company continues to promote the clinical findings of the various protocols and publications through presentations by respected thought leaders. The Company will continually review and update all marketing materials as more clinical information is gathered from the protocols and studies.

Apart from clinical studies and papers sponsored by the Company, several physicians across the country have independently published papers and studies on the benefits of Cs-131.

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

Because of this consumer-driven market factor, we also promote our products directly to the general public. We target the prostate cancer patient, his spouse, family, care givers and loved ones. We emphasize to these segments the specific advantages of the Cs-131 brachytherapy seed through our newly developed website scheduled for launch in the Fall of 2016 (located at www.isoray.com and www.proxcelan.com), patient advocacy efforts, informational patient brochures and DVDs with patient testimonials, patient focused informational website (www.proxcelan.com), and advertisements in specific markets supporting brachytherapy. None of our websites should be considered a part of this Report.

The Company’s marketing plan with regard to non-prostate segments includes identifying and exhibiting at scientific meetings attended by specialty physicians who perform procedures related to Company’s product offerings, direct sales contact with such physicians (for example thoracic surgeons and neuro-surgeons), the development and dissemination of training videos and other media that outline the Company’s products, and the implementation of local training events to provide product and procedure information to potential customers.  The Company also continues to work with its existing radiation oncology physician customers and to educate them as to additional or new Company products and expand utility of Cs-131 within the facility and across different disease sites. To facilitate this expanded position, the Company’s sales managers call on existing radiation oncology physicians and other key decision makers within an organization to discuss the available clinical results and experiences in coordination with key Company scientific personnel to educate the customer representatives about different Cs-131 applications and comparisons to competing treatments.

Sales and Distribution

In the prostate cancer market, we target radiation oncologists and medical physicists as well as urologists and facility administrators as key clinical decision-makers in the type of radiation therapy offered to prostate cancer patients.

With respect to non-prostate applications, the Company targets neurosurgeons, thoracic surgeons, gynecologic oncologists and other surgeons in addition to radiation oncologists. After these clinicians identify the value of the Company’s Cs-131 products, the Company then also needs concurrence approval for the procedure from the medical physicists on staff and facility administrators. The sales cycle for non-prostate applications has proved to be a longer process than for prostate applications and often takes nine months or longer before the Company is licensed in a new hospital and can make its first sale.

IsoRay has a direct sales organization consisting of territory sales managers, and a VP of Sales and Marketing responsible for the development of the team and the execution of the sales plan. The Company's territory sales managers are responsible for all sales activities in their respective territories and solicit potential specialist physicians in all areas of the body. This approach allows our territory sales managers to call on a single location for all applications of our products, resulting in a more efficient sales approach.

With the hiring of the VP of Sales and Marketing, the addition of two new senior territory managers, and the addition of the Director of Marketing, the commercial team is fully committed to and is in the process of executing the commercial plan for the development of new sales materials, training materials, and website assistance.

The Company expects to continue to expand its customer base outside the U.S. market through use of established distributors in the key markets of other countries. As of September 1, 2016, the Company had independent distributors in Italy, Switzerland and Russia. The Company’s initial focus on the international markets was for the sale of the GliaSite® RTS, which was discontinued in March 2016. Although it still has two international distribution agreements in place, the Company continues to experience difficulties in generating sales of CS-131 products through its international distributors.

Reimbursement

Reimbursement by third party payers is the primary means of payment for all IsoRay products.  The Centers for Medicare and Medicaid Services (CMS) is the primary payer, providing coverage for approximately 65% of all prostate brachytherapy cases and a majority of non-prostate procedures.  Well established brachytherapy coverage and payment policies are currently in place by CMS and other non-governmental payers for out-patient procedures. For surgical procedures provided in an in-patient setting, payment is provided as part of a DRG code, which includes the surgical elements of the procedure.

In the hospital outpatient prospective payment system (HOPPS) out-patient setting, brachytherapy sources are legislated to be paid individually. Under this umbrella, in 2003, CMS established a unique HCPCS code for Cs-131 brachytherapy seeds that permitted providers to report the use of Cs-131 directly to payers.  In July 2007, CMS established two separate Cs-131 codes for providers to report loose seeds and stranded seeds due to the cost differential of these two products.  Reimbursement for prostate brachytherapy services and sources is well established in the u.s. and most providers (hospitals and physicians) are not faced with reimbursement challenges when providing this treatment option to patients.

In June 2016, the Company rejoined the Coalition for the Advancement of Brachytherapy (CAB). CAB is a national non-profit association composed of manufacturers and developers of sources, needles and other brachytherapy devices and ancillary products used in the fields of medicine and life sciences. CAB has dedicated significant resources to the clinical use of brachytherapy including the treatment of prostate and other types of cancer as well as vascular disease. In addition, on an annual basis, CAB performs a review of the existing reimbursement structure for its members, allowing CAB members to have input into the future reimbursement structure for their products.

As noted above, there are two different methodologies for CMS payment. The first, the out-patient setting, includes prostate brachytherapy, and a limited range of other procedures, including some gynecological implants, and as such, is covered by the CMS Outpatient Prospective Payment System, which since 2010 has provided a fixed reimbursement per seed for stranded and loose seeds.   Iodine, Palladium and Cesium each have their own reimbursement values for stranded and loose seeds.   If reported correctly when seeds are submitted for payment to CMS, providers are reimbursed at a flat rate that is equivalent to the cost of the seeds.  It is expected that this reimbursement system established in January 2010 will continue as currently scheduled through calendar 2017 but there is no assurance that this will occur. CMS has generally continued its historical trend of declining year over year reimbursement with few exceptions. Private insurance companies have historically followed the CMS reimbursement policies. The Company expects that CMS will continue its annual review of payments provided as reimbursement for our various products and that CMS will continue to provide favorable reimbursement rates for our Cs-131 brachytherapy seeds. At this time, the costs of our loose seeds (which sometimes is the preferred configuration for the physician) is less than the amount reimbursed by CMS. However, typically physicians order so few loose seeds that it does not appear to be a significant impairment to the sales process.

The other payment method is for in-patient procedures, where the patient remains in the hospital for more than 24 hours. Lung, brain and head and neck implant procedures utilizing brachytherapy sources require the patient to be admitted to the hospital. In-patient procedures are covered by CMS which remits a set amount depending on the kind of surgery being performed and the status of the patient. Under this Diagnostic Related Group (DRG) system, the hospital pays for all the items involved in the care of the patient excluding physician fees. The brachytherapy seeds in these in-patient cases are not paid for separately by CMS, but rather included as part of the DRG payments from CMS. Because the Company's seeds may not be reimbursed by CMS, there can be difficulty in convincing hospitals to use the Company's products. The Company contracted with a reimbursement consultant in April of 2016 to review opportunities to establish incremental reimbursement from CMS for in-patient care for brachytherapy. The Company plans on submitting application for DRG codes for intraoperative brachytherapy treatments in the future. Receipt of additional DRG codes in the future for brachytherapy applications will assist in the sales to hospitals and institutions that currently are not reimbursed for brachytherapy radiation for intraoperative care. Management believes the lack of on-par treatment of brachytherapy for reimbursement by CMS and private insurers with other treatment methods simply as the result of the radiation being placed at the time of surgery rather than delivered at a point in time following surgery may be impeding the faster and broader adoption of intraoperative brachytherapy. An alternative to the application process would be to seek a legislative effort to establish appropriate payment.

Other Information

Customers

The following are the Company’s top five customers, facilities or physician practices that utilize multiple surgical facilities at which primarily prostate brachytherapy procedures are performed, accounted for approximately 53.21% of the total Company product sales for the twelve months ended June 30, 2016:

Facility	Location	% of revenue
El Camino, Los Gatos, & other facilities (1)	Northern CA	24.20%
Bon Secours DePaul	MD	9.03%
University of Pittsburg Medical Center – Mercy	PA	8.47%
MD Anderson Cancer Center	TX	6.17%
Highline South Ambulatory Surgery Center	CO	5.34%
Total		53.21%

(1)	The head of the single largest physician practice also serves as the Company's medical director. As the medical director, this physician advises the Company Board of Directors and management, provides technical advice related to product development and research and development, and provides internal training to the Company sales staff and professional training to our sales staff and to other physicians. Revenue from this practice decreased by $41,361 in the year ended June 30, 2016 when compared to the year ended June 30, 2015.

The loss of either the single largest physician practice or a combination of the other significant facilities and customers could have a material adverse effect on the Company's revenues, which would continue until the Company located new customers to replace them There can be no assurance this would occur in a timely manner or at all.

Proprietary Rights

The Company relies on a combination of patent, copyright and trademark laws, trade secrets, software security measures, license agreements and nondisclosure agreements to protect its proprietary rights. Some of the Company's proprietary information may not be patentable.

Our management believes that certain aspects of the IsoRay seed design and construction techniques are patentable innovations. These innovations resulted in a patent granted by the USPTO under Patent Number 7,410,458, in August 2008, with an expiration date of December 5, 2025. Certain methodologies regarding isotope production, separation, and seed manufacture are retained as trade secrets and are embodied in IsoRay's procedures and documentation. Four patents have been granted by the USPTO relating to methods of deriving Cs-131 developed by IsoRay employees: Patent Number 7,479,261, with an expiration date of April 6, 2027; Patent Number 7,531,150, with an expiration date of July 13, 2027; Patent Number 7,316,644, with an expiration date of August 5, 2025; and Patent Number 7,510,691, with an expiration date of July 19, 2027. The Company has two patents were issued on April 23, 2014 and are effective in Canada (Canada 2576907 and 2571349). The Company has patents granted in the Russian Federation which expire at various times in 2024 and 2025. The Company has a single patent granted in each of the Netherlands and India that both expire on June 22, 2025. The Company has a single patent pending in the EU and Hong Kong. The Company is continuing its efforts to develop and patent additional methods of deriving Cs-131 and other isotopes.

There are specific conditions attached to the assignment of the Cs-131 patent from Lane Bray. In particular, the associated Royalty Agreement provides for 1% of gross profit payment from seed sales to Lane Bray and 1% of gross profit from any use of the Cs-131 process patent for non-seed products. If IsoRay reassigns the Royalty Agreement to another company, these royalties increase to 2%. The Royalty Agreement has an anti-shelving clause that requires IsoRay to return the patent if IsoRay permanently abandons sales of products using the invention. During fiscal years 2016 and 2015, the Company recorded royalty expense of $18,317 and $14,448, respectively, related to this patent.

The terms of a license agreement with the Lawrence Family Trust (successor to Don Lawrence) for a patent application and related "know-how" require the payment of a royalty based on the Net Factory Sales Price, as defined in the agreement, of licensed product sales. Because the licensor's patent application was ultimately abandoned, only a 1% "know-how" royalty remains applicable. To date, management believes that there have been no product sales incorporating the "know-how," and therefore believes no royalty is due. Management believes that ultimately no royalties will be paid under this agreement as there is no intent to use this "know-how" in the future.

The Lawrence Family Trust has disputed management's contention that it is not using this "know-how." On September 25, 2007, and again on October 31, 2007, the Company participated in nonbinding mediation regarding this matter; however, no settlement was reached with the Lawrence Family Trust. After additional settlement discussions, which ended in April 2008, the parties failed to reach a settlement. The parties may demand binding arbitration at any time.

Research and Development

During the three-year period ended June 30, 2016, IsoRay and its subsidiaries incurred approximately $1.81 million in costs related to research and development activities. The Company expects to continue ongoing research and development activities for the foreseeable future.

Government Regulation

The Company's present and future intended activities in the development, manufacture and sale of cancer therapy products are subject to extensive laws, regulations, regulatory approvals and guidelines. Within the United States, the Company's therapeutic radiological devices must comply with the U.S. Federal Food, Drug and Cosmetic Act, which is enforced by the U.S. Food and Drug Administration (FDA). The Company is also required to adhere to applicable FDA Quality System Regulations, also known as the Good Manufacturing Practices, which include extensive record keeping and periodic inspections of manufacturing facilities. The Company's predecessor obtained FDA 510(k) clearance in March 2003 to market its Cs-131 seed for the treatment of localized solid tumors and other malignant disease and IsoRay obtained FDA 510(k) clearance in November 2006 to market preloaded brachytherapy seeds and in August 2009 for preloading flexible braided strands and bioabsorbable mesh.

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

In the United States, medical devices are classified into three different categories over which the FDA applies increasing levels of regulation: Class I, Class II, and Class III. Most Class I devices are exempt from premarket notification 510(k); most Class II devices require premarket notification 510(k); and most Class III devices require premarket approval. Our Cs-131 seed is a Class II device and received 510(k) clearance in March 2003.

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

In August 2011, IsoRay Medical received clearance from the FDA for its premarket notification 510(k) for the GliaSite® RTS. The GliaSite® RTS is the only FDA-cleared balloon catheter device used in the treatment of brain cancer. In May 2014, the Company received clearance from the FDA for its pre-market notification 510(k) for the radiotherapy solution Cesitrex® (liquid Cs-131) for use with the GliaSite® RTS. The Company has since discontinued sales of the GliaSite® RTS.

As a registered medical device manufacturer with the FDA, we are subject to inspection to ensure compliance with FDA’s current Good Manufacturing Practices, or cGMP. These regulations require that we and any of our contract manufacturers design, manufacture and service products, and maintain documents in a prescribed manner with respect to manufacturing, testing, distribution, storage, design control, and service activities. Modifications or enhancements that could significantly affect the safety or effectiveness of a device or that constitute a major change to the intended use of the device require a new 510(k) premarket notification for any significant product modification.

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

In support of IsoRay's global strategy to expand marketing to Canada, the European Union (EU) and Russia, we initiated the process in fiscal year 2008 to obtain the European CE Mark, Canadian registration, and certification to ISO 13485:2003, an internationally recognized quality system. During the fiscal year 2014, the CE Mark was renewed for an additional five years. European law requires that medical devices sold in any EU Member State comply with the requirements of the European Medical Device Directive (MDD) or the Active Implantable Medical Device Directive (AIMDD). IsoRay's brachytherapy seeds are classified in Europe as an active implantable and are subject to the AIMDD. Compliance with the AIMDD and obtaining a CE Mark involves being certified to ISO 13485:2003 and obtaining approval of the product technical file by a notified body that is recognized by competent authorities of a Member State. Compliance with ISO 13485:2003 is also required for registration of a company for sale of its products in Canada. Many of the recognized EU Notified Bodies are also recognized by Health Canada to conduct the ISO 13485:2003 inspections for Canadian registration. During fiscal year 2009, the Company received its certification to ISO 13485:2003 and obtained approval from Health Canada for its Canadian registration. The Company has had no success in selling the product in the Canadian market and through its distributors is currently focusing on the markets in Switzerland, Italy, and the Russian Federation. On June 18, 2014, the Company entered into an agreement with MedikorPharma-Ural LLC as the distributor in the Russian Federation. The agreement provides the distributor with the ability to sell the entire product line. On August 1, 2016, the Company entered into an agreement with a distributor in Italy for the territory of Italy and Switzerland, as its prior Italian distribution agreement, with an affiliate of the new distributor, had expired without any sales.

In the United States, as a manufacturer of medical devices and devices utilizing radioactive byproduct material, we are subject to extensive regulation by not only federal governmental authorities, such as the FDA and FAA, but also by state and local governmental authorities, such as the Washington State Department of Health, to ensure such devices are safe and effective. In Washington State, the Department of Health, by agreement with the federal Nuclear Regulatory Commission (NRC), regulates the possession, use, and disposal of radioactive byproduct material as well as the manufacture of radioactive sealed sources to ensure compliance with state and federal laws and regulations. Our Cs-131 brachytherapy seeds constitute both medical devices and radioactive sealed sources and are subject to these regulations.

Moreover, our use, management, and disposal of certain radioactive substances and wastes are subject to regulation by several federal and state agencies depending on the nature of the substance or waste material. We believe that we are in compliance with all federal and state regulations for this purpose.

Seasonality

The Company believes that some seed implantation procedures are deferred around physician vacations (particularly in the summer months), holidays, and medical conventions and conferences resulting in a seasonal influence on the Company's business. These factors cause a momentary decline in revenue which management believes is ultimately realized in prior or following periods. Because a material portion of the Company's business is dependent on five customers, physician practices or facilities, simultaneous or extended vacations by the physicians at these facilities or by our single largest physician whose total revenue alone represents a material portion of the Company’s business could cause significant drops in the Company's productivity during those reporting periods.

Employees

As of September 1, 2016, IsoRay employed 41 full-time individuals. The Company's future success will depend, in part, on its ability to attract, retain, and motivate highly qualified sales, technical and management personnel. From time to time, the Company may employ independent consultants or contractors to support its research and development, marketing, sales, accounting and administrative organizations. None of the Company's employees are represented by any collective bargaining unit. On September 1, 2016, the Company employed six direct sales people.

Competition

The Company competes in a market characterized by technological innovation, extensive research efforts, and significant competition. In general, the IsoRay Cs-131 brachytherapy seed competes with conventional methods of treating localized cancer, including, but not limited to, all forms of prostatectomy surgery and external beam radiation therapy which includes intensity modulated radiation therapy, stereotactic radiosurgery and proton therapy, as well as competing permanent and temporary brachytherapy devices.

Management believes the Company's patented Cs-131 separation process is likely to provide a sustainable competitive advantage. Production of Cs-131 also requires specialized facilities that represent high cost and long lead time if not readily available. In addition, a competitor would need to develop a method for isotope attachment and seed assembly, would need to conduct testing to meet NRC and FDA requirements, and would need to obtain regulatory clearances before marketing a competing device. Best Medical received FDA 510(k) clearance to market a Cs-131 seed on June 6, 1993 but to date has not produced any products for sale.

The Company’s brachytherapy products used in non-prostate applications typically compete with temporary (high dose-rate, HDR), external beam radiation therapy (EBRT), which can be provided as conventional or intensity modulated radiation therapy, or as stereotactic radiosurgery, a technique that delivers high doses of radiation to a target in a much lower number of sessions than other forms of EBRT.

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

ITEM 1A – RISK FACTORS

You should carefully consider the following factors regarding information included in this Report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

Risks Related to Our Industry and Operations

Our Revenues Depend Upon One Product. Our revenues depend solely upon the successful production, marketing, and sales of the Cesium-131 brachytherapy seed in its various delivery formats. The rate and level of market acceptance of this product varies depending on the perception by physicians and other members of the healthcare community of its safety and efficacy as compared to that of competing products, if any; the clinical outcomes of the patients treated; the effectiveness of our sales and marketing efforts or those of our distributors in the United States, Italy, Switzerland and the Russian Federation; any unfavorable publicity concerning our product or similar products; our product's price relative to other products or competing treatments; any decrease in current reimbursement rates from the Centers for Medicare and Medicaid Services or third-party payers; regulatory developments related to the manufacture or continued use of the product; availability of sufficient supplies of barium for Cesium-131 seed production; ability to produce sufficient quantities of Cesium-131; the ability of physicians to apply the correct dosage of seeds and avoid excessive levels of radiation to patients; and the ability to use this product to treat multiple types of cancers in various organs. Because of our reliance on this product as the sole source of our revenue, any material adverse developments with respect to the commercialization of this product may cause us to continue to incur losses rather than profits in the future.

Although Cleared To Treat Any Malignant Tissue, Our Product Is Primarily Used To Treat A Single Type Of Cancer Which Is In A Declining Market. Currently, the Cesium-131 seed is used almost exclusively for the treatment of prostate cancer (approximately eighty-six percent of our sales). We have been treating brain cancer which amounted to approximately eight percent of our product sales, gynecological cancer which amounted to approximately three percent of our product sales, lung cancer which amounted to two percent of our product sales, head and neck cancer which amounted to approximately one percent of our product sales and other cancers including groin cancer, pelvic cancer and colorectal cancer that combined constituted less than one percent of our product sales in fiscal year 2016. Management believes the Cesium-131 brachytherapy seed will continue to be used to treat other types of cancers as the Company identifies existing delivery systems that can be utilized or develops new delivery methods for the product, however these delivery systems may not prove as effective as anticipated. Management believes that clinical data gathered by select groups of physicians under treatment protocols specific to other organs will be needed prior to widespread acceptance of our product for treating other cancer sites. If our current and future products do not become accepted in treating cancers of other sites, our sales will continue to depend primarily on treatment of prostate cancer, a market with increasing competition and ongoing loss of market share by all brachytherapy products. Even though the past two fiscal years have shown improvements in prostate revenue, since the U.S. Preventive Services Task Force recommendation in 2012 to no longer routinely conduct prostate exams, the market for all prostate procedures has dramatically declined.

Unfavorable Industry Trends in the Prostate Market. Several factors which began in fiscal 2009 have caused our revenues to significantly decline. These factors continued into fiscal year 2014, contributing to our failure to improve sales in the prostate market until the past two fiscal years when we experienced an increase in sales over fiscal year 2014, but this improvement was not back to the amount of revenues we had in fiscal 2011 or 2012. Beginning in the Fall of 2008, U.S. consumers significantly curtailed all spending (even for life saving medical procedures) which impacted the brachytherapy industry as a whole. In February of 2009, noted urologists announced at a medical conference that prostate specific antigen (PSA) testing was not as necessary as previously believed. Their statements were widely publicized. In May 2012, the U.S. Preventive Services Task Force recommended against routine PSA screenings for healthy men without symptoms. This recommendation has led to substantial declines in PSA screenings. In addition, there has been an increase in “active surveillance”, a practice where no immediate medical treatment is provided but the physician and patient closely monitor the patient’s cancer for signs that the cancer is growing. We believe that declines in PSA screenings have led to a decline in the number of men diagnosed with prostate cancer, which in turn leads to a decline in the number of procedures to treat prostate cancer, including brachytherapy procedures. An increase in the proportion of men diagnosed with prostate cancer but not seeking immediate medical treatment ultimately also leads to a decline in the number of procedures to treat prostate cancer.

As of the end of fiscal 2016, the U.S. Preventative Services Task Force has not further revised its advice regarding PSA testing and continues to advise that the decision to be screened for prostate cancer should be made after getting information about the uncertainties, risks, and potential benefits of prostate cancer screening. This advice has led to an increased number of men electing to forgo PSA testing.

Also, the emergence of IMRT as the preferred treatment alternative as a result of a much higher reimbursement rate to physicians compared to brachytherapy treatments has resulted in declining market share for brachytherapy treatment. In fiscal 2016, each of these factors continued to impact the performance of the Company in the prostate market and the industry as a whole and there is no assurance that they will not continue to impact sales of the Company in the prostate market through fiscal 2017.

We Rely Heavily On Five Customers. Approximately fifty-three percent (53%) of the Company’s revenues are dependent on five customers and approximately twenty-four percent (24%) on one customer. The loss of any of these customers would have a material adverse effect on the Company’s revenues which may not be replaced by other customers particularly as these customers are in the prostate sector which is facing substantial competition from other treatments.

We Rely Heavily On A Limited Number Of Suppliers. Some materials used in our product are currently available only from a limited number of suppliers. In fiscal 2016, approximately eighty-three percent (83%) of our Cesium-131 was supplied through JSC INM from a reactor located in Russia. Our current contract with JSC INM terminates on March 31, 2017 and will have to be renegotiated. Management will seek to negotiate favorable pricing but there is no assurance as to the outcome of these negotiations. Management is evaluating other reactors in Belgium and South Africa that meet current specifications to yield Cesium-131 of the purity that the Company requires for use in its product but thus far has only confirmed such availability from MURR in the United States. Management is negotiating a new contract with MURR which it believes will substantially increase the supply it receives from MURR but there is no assurance as to if and when this contract will be executed.

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

Virtually all titanium tubing used in brachytherapy seed manufacture comes from a single source, Accellent Corporation. We currently obtain a key component of our seed core from another single supplier, C5 Medical Werks, LLC. We do not have formal written agreements with Accellent Corporation. We do have a purchase agreement with C5 Medical Werks, LLC which calls for fixed quantity of seed cores to be shipped over a 36 month period at a fixed unit price. Any interruption or delay in the supply of materials required to produce our product could cause harm to our business if we were unable to obtain an alternative supplier or substitute equivalent materials in a cost-effective and timely manner. To mitigate any potential interruptions, the Company continually evaluates its inventory levels and management believes that the Company maintains a sufficient quantity on hand to alleviate any potential disruptions.

While we work closely with suppliers to assure continuity of supply and maintain high quality and reliability, these efforts may not be successful. Manufacturing disruptions experienced by our suppliers may jeopardize our supply of components. The loss or disruption of our relationships with outside vendors could subject us to substantial delays in the delivery of our product to customers. Significant delays in the delivery of our product could result in possible cancellation of orders and the loss of customers.

Due to the stringent regulations and requirements of the FDA and other similar non-U.S. regulatory agencies regarding the manufacture of our product, we may not be able to quickly establish additional or replacement sources for certain components or materials. A change in suppliers could require significant effort or investment in circumstances where the items supplied are integral to product performance or incorporate unique technology. A reduction or interruption in manufacturing, or an inability to secure alternative sources of raw materials or components, could have a material effect on our business, results of operations, financial condition and cash flows.

Any casualty, natural disaster or other significant disruption of any of our suppliers’ operations, or any unexpected loss of any existing exclusive supply contract could have a material adverse effect on our business.

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

Doctors And Hospitals May Not Adopt Our Product And Technologies At Levels Sufficient To Sustain Our Business Or To Achieve Our Desired Growth Rate. To date, we have attained very limited penetration of the total potential market for our product, particularly in non-prostate applications. Our future growth and success depends upon creating broad awareness and acceptance of our product by doctors, hospitals and freestanding clinics, as well as patients. This will require substantial marketing and educational efforts, which will be costly and may not be successful. The target customers for our product may not adopt its related technologies or may adopt them at a rate that is slower than desired. We depend extensively on long term protocol results and publications by independent physicians. Unfavorable protocol results or publications would have an impact on the success of our product. In addition, potential customers who decide to utilize any of our devices may later choose to purchase competitors’ products. Important factors that will affect our ability to attain broad market acceptance of our product include:

•	doctor and/or patient awareness and acceptance of our product;
•	the real or perceived effectiveness and safety of our product;
•	the relationship between the cost of our product and the real or perceived medical benefits of our product;
•	the relationship between the cost of our product and the financial benefits to our customers using our product, which will be greatly affected by the coverage of, and reimbursement for, our product by governmental and private third-party payors; and
•	market perception of our ability to continue to grow our business and develop enhancements to our product.

We must promote our product effectively. Factors that could affect our success in marketing our product include:

•	the adequacy and effectiveness of our sales force and that of any distributor’s sales force;
•	the adequacy and effectiveness of our production, distribution and marketing capabilities and those of our distributors;

•	the success of competing treatments or products; and
•	the availability and extent of reimbursement from third-party payors for our product.

If our product fails to achieve market acceptance, we may not be able to market and sell the product successfully, which would limit our ability to generate revenue and could harm our business.

We Rely On A Single Russian Supplier For Most of Our Cesium-131. In December 2015, the Company entered into an agreement with The Open Joint Stock Company <<JSC Isotope>> for the supply of Cs-131 on a fixed cost per curie basis until March 2017. As a result, the Company relies on JSC Isotope to obtain Cesium-131 from its single Russian reactor source. Through the isotope agreement, we have obtained fixed pricing for our Russian Cesium-131 through the termination of the contract on March 31, 2017. There can be no guarantee that JSC Isotope will always be able to supply us with sufficient Cesium-131 or will renew our existing contract on favorable terms in March 2017, which could be due in part to risks associated with foreign operations and beyond either our or JSC INM's control. If we were unable to obtain supplies of isotopes from Russia in the future, our overall supply of Cesium-131 could be reduced significantly unless we have a source of enriched barium for utilization in domestic reactors or expanded capacity beyond the quantity that we already contract for or find other foreign reactors. The Company has performed a search for enriched barium as part of its annual impairment testing for its existing inventory of enriched barium and has found no other entity that could supply the required quantities of enriched barium. While recent testing of regions within the reactor at MURR has found that Cesium-131 can be produced in economically viable quantities at a viable price, there is no assurance that we can obtain the increased quantity of isotope at the pricing and quantities that the Company requires in the long term. While management is in the final discussions to substantially increase the supply of isotope from the MURR facility, until MURR has installed an additional hot cell in its reactor it is not capable of supplying all of the isotope presently required by the Company on a monthly basis and even when installed we will still depend on our Russian supplier. Currently, the planned installation of this additional hot cell is not scheduled until the end of fiscal 2017 and even with this new installation, there is no assurance the Company will reach acceptable terms with MURR to increase its supply from this domestic reactor.

Increased Prices For, Or Unavailability Of, Raw Materials Used In Our Product Could Adversely Affect Our Revenues. Our revenues are affected by the prices of the raw materials and sub-assemblies used in the manufacture of our product. These prices may fluctuate based on a number of factors beyond our control, including changes in supply and demand, general economic conditions, labor costs, fuel related delivery costs, competition, import duties, tariffs, currency exchange rates, and government regulation. The strong dollar contributed to the inability to remain competitive with our GliaSite® RTS delivery system in Europe that we discontinued in March 2016. Due to the highly competitive nature of the healthcare industry and the cost containment efforts of our customers and third-party payers, we may be unable to pass along cost increases for key components or raw materials through higher prices to our customers. If the cost of key components or raw materials increases, and we are unable fully to recover these increased costs through price increases or offset these increases through other cost reductions, we could experience lower margins and profitability. Significant increases in the prices of raw materials or sub-assemblies that cannot be recovered through productivity gains, price increases or other methods could adversely affect our results of operations.

We Are Subject To Uncertainties Regarding Reimbursement For Use Of Our Product. Hospitals and freestanding clinics may be less likely to purchase our product if they cannot be assured of receiving favorable reimbursement for treatments using our product from third-party payers, such as Medicare and private health insurance plans. Currently, Medicare reimburses hospitals at fixed rates that cover the cost of stranded and loose seeds. Clinics and physicians performing procedures in a free standing center are reimbursed at the actual cost of the seeds. It is expected that CMS will continue to reimburse providers using this same methodology in 2017 but there is no assurance this will occur.

Brachytherapy seeds have two CMS codes – one code for loose seeds and a second code for stranded seeds. Reimbursement amounts are reviewed and revised annually based upon information submitted to CMS on claims by providers. Changes in reimbursement can positively or negatively affect market demand for our product. We monitor these changes and provide comments, as permitted, when changes are proposed, prior to implementation.

In-patient procedures are covered by CMS and hospitals are paid based on the type of surgery and the status of the patient. These procedures are done as part of a Diagnostic Related Group or DRG system under which the hospital pays for all items involved in the care of the patient exclusive of the physician fees. Hospitals are less receptive to treatments which require out of pocket costs such as procedures we use for certain non-prostate applications. Certain of our DRG reimbursement amounts coupled with out-of-pocket costs imposed on hospitals make some of our non-prostate procedures not financially viable. We recently hired a reimbursement consultant to assist us to improve the rate of reimbursement so that our product reimbursement will create greater incentives to be used. There is no assurance we will obtain the increase necessary to keep certain procedures viable and improve the margins of others.

Historically, private insurers have followed Medicare guidelines in establishing reimbursement rates. However, third-party payers are increasingly challenging the pricing of certain medical services or devices, and we cannot be sure that they will reimburse our customers at levels sufficient for us to maintain favorable sales and price levels for our product. There is no uniform policy on reimbursement among third-party payers, and we can provide no assurance that our product will continue to qualify for reimbursement from all third-party payers or that reimbursement rates will not be reduced. A reduction in or elimination of third-party reimbursement for treatments using our products would likely have a material adverse effect on our revenues.

Our success in international markets also depends upon the eligibility of our product for coverage and reimbursement through government-sponsored health care payment systems and third-party payors. Reimbursement practices vary significantly by country. Many international markets have government-managed insurance systems that control reimbursement for our new product and procedures. Other foreign markets have both private insurance systems and government-managed systems that control reimbursement for our new product and procedures. Market acceptance of our product may depend on the availability and level of coverage and reimbursement in any country within a particular time. In addition, health care cost containment efforts similar to those we face in the United States are prevalent in many of the other countries in which we intend to sell our product and these efforts are expected to continue.

Furthermore, any federal and state efforts to reform government and private healthcare insurance programs, such as those passed by the federal government in 2010, could significantly affect the purchase of healthcare services and our product in general and demand for our product in particular. Approximately 60% of men diagnosed with prostate cancer are of Medicare age (65+), providing Medicare with a significant influence in the marketplace. We are unable to predict the ultimate impact of the healthcare reform passed in 2010, those reforms that may be enacted in the future both in the United States and in other countries, whether other healthcare legislation or regulations affecting the business may be proposed or enacted in the future or what effect any such legislation or regulations would have on our business, financial condition or results of operations.

Our Operating Results Will Be Subject To Significant Fluctuations. Our quarterly revenues, expenses, and operating results are likely to fluctuate significantly in the future. Fluctuation may result from a variety of factors, which are discussed in detail throughout this "RISK FACTORS" section, including:

•	demand and pricing for the Company's product;
•	effects of aggressive competitors;
•	hospital, clinic and physician purchasing decisions;
•	research and development and manufacturing expenses;
•	patient outcomes from our product and unfavorable recommendations related to PSA testing;
•	physician acceptance of our product;
•	government or private healthcare reimbursement policies;
•	healthcare reform;
•	our manufacturing performance and capacity;
•	incidents, if any, that could cause temporary shutdown of our manufacturing facility;
•	the amount and timing of sales orders;
•	rate and success of future product approvals;
•	timing of FDA clearance, if any, of competitive product and the rate of market penetration of competing product;
•	seasonality of purchasing behavior in our market;
•	overall economic conditions;
•	the successful introduction or market penetration of alternative therapies; and
•	the outcome of the FDA's evaluation of the clearance process for class II devices.

We Are Subject To The Risk That Certain Third Parties May Mishandle Our Product. We rely on third parties, such as Federal Express, to deliver our Cesium-131 seed, and on other third parties, including various radiopharmacies, to package our product in certain specialized packaging forms requested by customers. We are subject to the risk that these third parties may mishandle our product, which could result in adverse effects, particularly given the radioactive nature of our product.

We May Encounter Manufacturing Problems Or Delays That Could Result In Lost Revenue. Manufacturing our product is a complex process. We (or our critical suppliers) may encounter difficulties in scaling up or maintaining production of our product, including:

•	problems involving production yields;
•	quality control and assurance;
•	component supply shortages;
•	import or export restrictions on components, materials or technology;
•	shortages of qualified personnel; and
•	compliance with state, federal and foreign regulations.

If demand for our product exceeds our manufacturing capacity, we could develop a substantial backlog of customer orders. If we are unable to maintain larger-scale manufacturing capabilities, our ability to generate revenues will be limited and our reputation in the marketplace could be damaged.

Failure Of Any Clinical Studies Or Third-Party Assessments To Demonstrate Desired Outcomes In Proposed Endpoints May Reduce Physician Usage Or Result In Pricing Pressures That Could Have A Negative Impact On Business Performance. We may directly conduct or support third party clinical studies designed to test a variety of endpoints associated with product performance and use across a number of applications. If, as a result of poor design, implementation or otherwise, a clinical study conducted by us or others fails to demonstrate statistically significant results supporting performance or use benefits or comparative or cost effectiveness of our product, physicians may elect not to use our product as a treatment for conditions that may benefit from them. Furthermore, in the event of an adverse clinical study outcome, our product may not achieve “standard-of-care” designations, where they exist, for the conditions in question, which could deter the adoption of our product. Also, if serious device-related adverse events are reported during the conduct of a study it could affect continuation of the study, product approval and product adoption. If we are unable to develop a body of statistically significant evidence from our clinical study program, whether due to adverse results or the inability to complete properly designed studies, domestic and international public and private payers could refuse to cover our product, limit the manner in which they cover our product, or reduce the price they are willing to pay or reimburse for our product. In the case of a pre-approval study or a study required by a regulatory body as a condition of clearance or approval, a regulatory body can revoke, modify or deny clearance or approval of the study and/or the product in question.

Other Treatments May Be Deemed Superior To Brachytherapy. Our Cesium-131 seed may face competition not only from companies that sell other radiation therapy products, but also from companies that are developing alternative therapies for the treatment of cancers. It is possible that advances in the pharmaceutical, biomedical, or gene therapy fields could render some or all radiation therapies, whether conventional or brachytherapy, obsolete. If alternative therapies are proven or even perceived to offer treatment options that are superior to brachytherapy, physician adoption of our brachytherapy product could be negatively affected and our revenues from our brachytherapy product could decline.

Our Industry Is Intensely Competitive. The medical device industry is intensely competitive. We compete with both public and private medical device, biotechnology and pharmaceutical companies that have been in existence longer than we have, have a greater number of products on the market, have greater financial and other resources, and have other technological or competitive advantages. As physicians migrate to medical devices such as external beam radiation and robotic surgery that have a much higher capital cost to repay and higher profit margins, this puts increasing pressure on all brachytherapy products to compete regardless of their superior treatment results. The market share for brachytherapy continues to decline as a result of this pressure from increasing usage by oncologists of external beam radiation. In addition, centers that wish to offer the Cesium-131 seed must comply with licensing requirements specific to the state, province, and/or country in which they do business and these licensing requirements may take a considerable amount of time to comply with. Certain centers may choose not to offer our Cesium-131 seed due to the time required to obtain necessary license amendments. We also compete with academic institutions, government agencies, and private research organizations in the development of technologies and processes and in acquiring key personnel. Although we have patents granted and patents applied for to protect our isotope separation processes and Cesium-131 seed manufacturing technology, we cannot be certain that one or more of our competitors will not attempt to obtain patent protection that blocks or adversely affects our product development efforts. The Company’s brachytherapy product typically competes with external beam radiation therapy (EBRT), which can be provided as conventional or intensity modulated radiation therapy, or as stereotactic radiosurgery, a technique that delivers high doses of radiation to a target in a much fewer number of sessions than other forms of EBRT. Manufacturers of EBRT equipment include Varian Medical Systems, Siemens Healthcare, Elekta AB, and Accuray Incorporated, among others. In the case of brain tumors, a surgeon will remove the tumor and radiation therapy is added following the surgery; this is known as “adjuvant” radiation therapy. The Company believes that its form of adjuvant radiation therapy deployable in such cases offers advantages over external beam methods. However, external beam holds the vast majority of the market for adjuvant radiation therapy. Until the fiscal year 2015, when the Company experienced 13% growth in prostate brachytherapy and 9% overall growth in product sales, revenues had declined in each of the prior four fiscal years. Fiscal 2016 also showed a favorable increase with overall product sales growing approximately 4% from fiscal 2015 to fiscal 2016.

Cost-Containment Efforts Of Our Customers, Purchasing Groups, Third-Party Payers And Governmental Organizations Could Adversely Affect Our Sales And Profitability. The continuing efforts of governments, insurance companies and other payors of healthcare costs to contain or reduce these costs, combined with closer scrutiny of such costs, could lead to patients being unable to obtain approval for payment from these third-party payors. The cost containment measures that healthcare providers are instituting both in the U.S. and internationally could harm our business. Some healthcare providers in the U.S. have adopted or are considering a managed care system in which the providers contract to provide comprehensive healthcare for a fixed cost per person. Healthcare providers may attempt to control costs by authorizing fewer elective surgical procedures or by requiring the use of the least expensive devices possible, which could adversely affect the demand for our product or the price at which we can sell our product. Some healthcare providers have sought to consolidate and create new companies with greater market power, including hospitals. As the healthcare industry consolidates, competition to provide our product has become and will continue to become more intense. This has resulted and likely will continue to result in greater pricing pressures and the exclusion of certain suppliers from important marketing segments.

Outside the United States, we expect to experience pricing pressure from centralized governmental healthcare authorities due to efforts by such authorities to lower healthcare costs. Implementation of healthcare reforms and competitive bidding contract tenders may limit the price or the level at which reimbursement is provided for our product and adversely affect both our pricing flexibility and the demand for our product. Healthcare providers may respond to such cost-containment pressures by substituting lower cost product or other therapies for our product. We may be required to engage in competitive bidding for the sale of our product to governmental purchasing agents and hospital groups. Our failure to offer acceptable prices to these customers could adversely affect our sales and profitability in these markets. Distributors of our product may also negotiate terms of sale more aggressively to increase their profitability. Failure to negotiate distribution arrangements having advantageous pricing and other terms of sale could cause us to lose market share and would adversely affect our business, results of operations, financial condition and cash flows.

If We Fail To Comply With Applicable Healthcare Regulations, We Could Face Substantial Penalties And Our Business, Operations And Financial Condition Could Be Adversely Affected. Certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients' rights may be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business, without limitation. The laws that may affect our ability to operate include, but are not limited to:

•	the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, the referral of an individual for the furnishing or arranging for the furnishing of any item or service, or the purchase, lease, order, arrangement for, or recommendation of the purchase, lease, or order of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs;

•	the civil federal False Claims Act, which imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent; knowingly making, using or causing to be made or used, a false record or statement to get a false or fraudulent claim paid or approved by the government; conspiring to defraud the government by getting a false or fraudulent claim paid or approved by the government; or knowingly making, using or causing to be made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government;
•	the criminal federal False Claims Act, which imposes criminal fines or imprisonment against individuals or entities who make or present a claim to the government knowing such claim to be false, fictitious or fraudulent;
•	the civil monetary penalties statute, which imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent;
•	the Veterans Health Care Act of 1992 which requires manufacturers of “covered drugs” to offer them for sale to certain federal agencies, including but not limited to, the Department of Veterans Affairs, on the Federal Supply Schedule, which requires compliance with applicable federal procurement laws and regulations and subjects manufacturers to contractual remedies as well as administrative, civil and criminal sanctions;
•	the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;
•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their respective business associates that perform services for them that involve individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization, including mandatory contractual terms as well as directly applicable privacy and security standards and requirements;
•	the federal Physician Payment Sunshine Act, created under the Patient Protection and Affordable Care Act (ACA), and its implementing regulations, which require manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members, with data collection required reporting to CMS by the 90th day following each calendar year;
•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•	the Foreign Corrupt Practices Act, a U.S. law that regulates certain financial relationships with foreign government officials (which could include, for example, certain medical professionals), and state law equivalents of the federal laws, such as anti-kickback, false claims, consumer protection and unfair competition laws which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payors, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances many of which differ from each other in significant ways, with differing effect.

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

Medical Device Tax. Significant reforms to the healthcare system were adopted in the form of the ACA. The ACA includes provisions that, among other things, require the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax (the Medical Device Tax) on the U.S. sales of most medical devices. We believe this tax is assessed on 100% of our product sales that are sold in the United States. This tax is subject to change due to, among other things, future IRS guidance and interpretations of the Medical Device Tax regulations, and changes in our product mix. This revenue-based tax, to the extent it remains in effect, will have a material impact on our consolidated results of operations, cash flows, and financial condition.

In the year ended June 30, the Company’s medical device tax expense was:

Amount
2016[1]	$59,504
2015	$99,209

1 As of January 1, 2016, Congress placed a two year moratorium on this tax and therefore the amount in fiscal 2016 is solely for a six month period.

Healthcare Reform Measures Could Hinder Our Product’s Commercial Success. In both the United States and certain foreign jurisdictions there have been, and we anticipate there will continue to be, a number of legislative and regulatory changes to the healthcare system that could impact our ability to sell our product profitably. In the United States, the Federal government passed healthcare reform legislation, the ACA. The provisions of the ACA have become or will become effective on various dates. While many of the details regarding the implementation of the ACA are yet to be determined, we believe there will be continuing trends towards expanding coverage to more individuals, containing health care costs and improving quality.

The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to make and implement healthcare reforms may adversely affect:

•	our ability to set a price we believe is fair for our product;
•	our ability to generate revenues and achieve or maintain profitability;
•	the availability of capital; and
•	our ability to obtain timely approval of any future product modifications.

CMS has published final regulations that implement provisions in ACA related to disclosure of payments made by manufacturers to physicians and teaching hospitals, effective April 2013. Because we manufacture devices that are covered by the regulations, all payments that we make to physicians and teaching hospitals are subject to this reporting requirement even if the payment relates to a device that is not considered a covered device. The tracking and reporting of these payments could have an adverse impact on our business and/or consolidated results of operations and financial condition and on our relationships with customers and potential customers.

We May Be Unable To Adequately Protect Or Enforce Our Intellectual Property Rights Or Secure Rights To Third-Party Patents. Our ability and the abilities of our distributors to obtain and maintain patent and other protection for our product will affect our success. We are assigned, have rights to, or have exclusive licenses to patents and patents pending in the U.S. and numerous foreign countries. The patent positions of medical device companies can be highly uncertain and involve complex legal and factual questions. Our patent rights may not be upheld in a court of law if challenged. Our patent rights may not provide competitive advantages for our product and may be challenged, infringed upon or circumvented by our competitors. We cannot patent our product in all countries or afford to litigate every potential violation worldwide.

Because of the large number of patent filings in the medical device and biotechnology field, our competitors may have filed applications or been issued patents and may obtain additional patents and proprietary rights relating to our product or processes competitive with or similar to ours. We cannot be certain that U.S. or foreign patents do not exist or will not be issued that would harm our ability to commercialize our product and future product candidates.

Pending And Future Patent Litigation Could Be Costly And Disruptive And May Have An Adverse Effect On Our Financial Condition And Results Of Operations. We operate in an industry characterized by extensive patent litigation. Potential patent claims include challenges to the coverage and validity of the Company’s patents on our product or processes as well as allegations that the Company’s product infringes patents held by competitors or other third parties. A loss in any of these types of cases could result in a loss of patent protection or the ability to market our product, which could lead to a significant loss of sales, or otherwise materially affect future results of operations.

The Company’s commercial success will depend in part on not infringing the patents or violating the other proprietary rights of third parties. Intellectual property litigation is expensive and complex and outcomes are difficult to predict. Any pending or future patent litigation may result in significant damage awards, including treble damages under certain circumstances, and injunctions that could prevent the manufacture and sale of an affected product or force us to make significant royalty payments in order to continue selling the affected product. At any given time, we may be involved as either a plaintiff or a defendant in a number of patent infringement actions, the outcomes of which may not be known for prolonged periods of time. As a healthcare supplier, we can expect to face claims of patent infringement in the future. A successful claim of patent or other intellectual property infringement against us could adversely affect our results of operations and financial condition.

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

Failure To Comply With Government Regulations Could Harm Our Business. As a medical device and medical isotope manufacturer, we are subject to extensive, complex, costly, and evolving governmental rules, regulations and restrictions administered by the FDA, the FAA and other federal and state agencies, and by governmental authorities in other countries. Compliance with these laws and regulations is expensive and time-consuming, and changes to or failure to comply with these laws and regulations, or adoption of new laws and regulations, could adversely affect our business.

In the United States, as a manufacturer of medical devices and devices utilizing radioactive by-product material, we are subject to extensive regulation by federal, state, and local governmental authorities, such as the FDA and the Washington State Department of Health, to ensure such devices are safe and effective. Regulations promulgated by the FDA under the U.S. Food, Drug and Cosmetic Act, govern the design, development, testing, manufacturing, packaging, labeling, distribution, marketing and sale, post-market surveillance, repairs, replacements, and recalls of medical devices.

The FAA has authority to regulate, through its Office of Hazardous Materials Safety, the offering for shipment of hazardous materials, including radioactive materials of the type marketed by the Company. Because we ship hazardous materials on flights in the U.S., the Company is subject to these regulations, including periodic audit and, if applicable, enforcement action by the FAA. As they apply to the Company, the FAA regulations concern the packaging and labeling of hazardous materials. If we fail to comply with these regulations, the Company could face civil or criminal penalties. In Washington State, the Department of Health, by agreement with the federal Nuclear Regulatory Commission (NRC), regulates the possession, use, and disposal of radioactive byproduct material as well as the manufacture of radioactive sealed sources to ensure compliance with state and federal laws and regulations. Our Cesium-131 brachytherapy seeds and constitute medical devices and radioactive sealed sources and are subject to these regulations.

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

The FDA has been considering legislative, regulatory and/or administrative changes to the FDA’s 510(k) program. Various committees of the U.S. Congress have also indicated that they may consider investigating the FDA’s 510(k) process. Under the current 510(k) rules, certain types of medical devices can obtain FDA approval without lengthy and expensive clinical trials. We have received FDA approval under the 510(k) rules for our product as sold in various formats. Our R&D programs and new product programs contemplate obtaining any required FDA approvals under the current 510(k) rules. Any changes to the current 510(k) or related FDA rules that make such rules more stringent or require more clinical data can significantly increase the time and costs associated with bringing new product formats or product modifications to market. This may have a material adverse effect on our business, financial condition and results of operations.

In addition to FDA-required market clearances and approvals for our product formats, our manufacturing operations are required to comply with the FDA's Quality System Regulation (QSR), which addresses requirements for a company's quality program such as management responsibility, good manufacturing practices, product and process design controls, and quality controls used in manufacturing. Compliance with applicable regulatory requirements is monitored through periodic inspections by the FDA Office of Regulatory Affairs (ORA). We anticipate both announced and unannounced inspections by the FDA. Such inspections could result in non-compliance reports (Form 483) which, if not adequately responded to, could lead to enforcement actions. The FDA can institute a wide variety of enforcement actions ranging from public warning letters to more severe sanctions such as fines; injunctions; civil penalties; recall of our product; operating restrictions; suspension of production; non-approval or withdrawal of pre-market clearances for new products or existing products and criminal prosecution. There can be no assurance that we will not incur significant costs to comply with these regulations in the future or that the regulations will not have a material adverse effect on our business, financial condition and results of operations.

In addition to the ACA, various healthcare reform proposals have also emerged at the state level. Like the ACA, these proposals could reduce medical procedure volumes and impact the demand for our product or the prices at which we sell our product. The impact of these proposals could have a material adverse effect on our business and/or consolidated results of operations and financial condition.

The automatic spending cuts of nearly $1 trillion over the next 10 years that were included under the Budget Control Act of 2011, including up to a 2% cut to Medicare providers and suppliers, took effect in 2013. Medicaid is exempt from these cuts. Any cuts to Medicare reimbursement which affect our product could have a material adverse effect on our business and/or our consolidated results of operations and financial condition.

The marketing of our product in foreign countries will, in general, be regulated by foreign governmental agencies similar to the FDA. Foreign regulatory requirements vary from country to country. The time and cost required to obtain regulatory approvals could be longer than that required for FDA clearance in the United States and the requirements for licensing a product in another country may differ significantly from FDA requirements. We will rely, in part, on foreign distributors to assist us in complying with foreign regulatory requirements. We may not be able to obtain these approvals without incurring significant expenses or at all, and the failure to obtain these approvals would prevent us from selling our product in the applicable countries. This could limit our sales and growth.

Quality Problems With Our Product Could Harm Our Reputation For Producing A High-Quality Product And Erode Our Competitive Advantage, Sales, And Market Share. Quality is extremely important to us and our customers due to the serious and costly consequences of product failure, which can include patient harm. Our operating results depend in part on our ability to sustain an effective quality control system and effectively train and manage our employee base with respect to our quality system. Our quality system plays an essential role in determining and meeting customer requirements, preventing defects and improving our product. While we have a network of quality systems throughout our business lines and facilities, quality and safety issues may occur with respect to any of our product formats. A quality or safety issue may result in a public warning letter from the FDA, product recalls or seizures, monetary sanctions, injunctions to halt manufacturing and distribution of products, civil or criminal sanctions, refusal of a government to grant clearances or approvals or delays in granting such clearances or approvals, import detentions of any future products made outside the United States, restrictions on operations or withdrawal or suspension of existing approvals. Negative publicity regarding a quality issue could damage our reputation, cause us to lose customers, or decrease demand for our product and product formats. Any of the foregoing events could disrupt our business and have an adverse effect on our results of operations and financial condition.

Our Business Exposes Us To Product Liability Claims. Our design, testing, development, manufacture, and marketing of our product involve an inherent risk of exposure to product liability claims and related adverse publicity. Our brachytherapy seed product delivers a highly concentrated and confined dose of radiation directly to the organ in which it is implanted from within the patient’s body. Surrounding tissues and organs are typically spared excessive radiation exposure. It is an inherent risk of the industries in which we operate that we might be sued in a situation where our product results in, or is alleged to result in, a personal injury to a patient, health care provider, or other user. Although we believe that as of the date of this Report, we have adequate insurance to address anticipated potential liabilities associated with product liability, any unforeseen product liability exposure in excess of, or outside the scope of, such insurance coverage could adversely affect our financial condition and operating results. Any such claim brought against us, with or without merit, could result in significant damage to our business. Insurance coverage is expensive and difficult to obtain, and, although we currently have a five million dollar policy, in the future we may be unable to obtain or renew coverage on acceptable terms, if at all. If we are unable to obtain or renew sufficient insurance at an acceptable cost or if a successful product liability claim is made against us, whether fully covered by insurance or not, our business could be harmed. The FDA’s medical device reporting regulations require us to report any incident in which our product may have caused or contributed to a death or serious injury, or in which our product malfunctioned in a way that would be likely to cause or contribute to a death or serious injury if the malfunction reoccurred. Any required filing could result in an investigation of our product and possibly subsequent regulatory action against us if it is found that one of our products caused the death or serious injury of a patient.

Our Business Involves Environmental Risks. Our business involves the controlled use of hazardous materials, chemicals, biologics, and radioactive compounds. Manufacturing is extremely susceptible to product loss due to radioactive, microbial, or viral contamination; material or equipment failure; vendor or operator error; or due to the very nature of the product's short half-life. Although we believe that our safety procedures for handling and disposing of such materials comply with state and federal standards, there will always be the risk of accidental contamination or injury. In addition, radioactive, microbial, or viral contamination may cause the closure of the manufacturing facility for an extended period of time. By law, radioactive materials may only be disposed of at state-approved facilities. At our leased facility we use commercial disposal contractors. Subject to obtaining financing, we are in the planning process of shutting down our leased manufacturing and office facility, planning the construction of a new manufacturing and office facility to be owned by the Company on an adjacent property and moving to the new manufacturing facility. Assuming it is constructed and licensed, we will incur costs related to the clean-up and disposal of hazardous materials, chemicals and radioactive components of the leased facility. While management believes it has reserved a sufficient amount of funds for this process, the Company may need more than the amount of the asset retirement obligation to meet the lease requirements and to receive clearance from the Washington State Department of Health. We may incur substantial costs related to the disposal of these materials. If we were to become liable for an accident, or if we were to suffer an extended facility shutdown, we could incur significant costs, damages, and penalties that could harm our business.

We Rely Upon Key Personnel. Our success will depend, to a great extent, upon the experience, abilities and continued services of our executive officers, sales staff and key scientific personnel. If we lose the services of several officers, sales personnel, or key scientific personnel, our business could be harmed. Our success also will depend upon our ability to attract and retain other highly qualified scientific, managerial, sales, and manufacturing personnel and their ability to develop and maintain relationships with key individuals in the industry. Competition for these personnel and relationships is intense and we compete with numerous pharmaceutical and biotechnology companies as well as with universities and non-profit research organizations. We are highly dependent on our direct sales organization who promote and support our brachytherapy product. There is intense competition for skilled sales and marketing employees, particularly for people who have experience in the radiation oncology market. Accordingly, we could find it difficult to hire or retain skilled individuals to sell our product. Failure to retain our direct sales force could adversely affect our growth and our ability to meet our revenue goals. There can be no assurance that our direct sales and marketing efforts will be successful. If we are not successful in our direct sales and marketing, our sales revenue and results of operations are likely to be materially adversely affected. We may not be able to continue to attract and retain qualified personnel.

Our Ability To Operate In Foreign Markets Is Uncertain. Our future growth will depend in part on our ability and the ability of our distributors to establish, grow and maintain product sales in foreign markets, particularly in the European Union (EU). However, we have limited experience in marketing and distributing our product in other countries. Foreign operations subject us to additional risks and uncertainties, including our customers' ability to obtain reimbursement for procedures using our product in foreign markets; the burden of complying with complex and changing foreign regulatory requirements; time-sensitive delivery requirements due to the short half-life of our product; language barriers and other difficulties in providing long-distance customer service; potentially increased time to collect accounts receivable; significant currency fluctuations, which could cause third-party distributors to reduce the amount of our product they purchase from us because the cost of our product to them could fluctuate relative to the price they can charge their customers; reduced protection of intellectual property rights in some foreign countries; and the possibility that contractual provisions governed by foreign laws would be interpreted differently than intended in the event of a contract dispute. In addition, the significant appreciation of the U.S. dollar during the past year has made our product much more expensive in overseas markets. Any future foreign sales of our product could also be adversely affected by export license requirements, the imposition of governmental controls, political and economic instability, trade restrictions, changes in tariffs, and difficulties in staffing and managing foreign operations. Many of these factors may also affect our ability to import Cesium-131 from Russia under our contract with JSC INM. Sanctions placed on financial transactions with Russian banking institutions may interfere with the Company’s ability to transact business in Russia on a temporary or other basis resulting in an interruption of the Cs-131 supply which could have a temporary material adverse effect on the Company’s business, operating results and financial condition.

Our Ability To Expand Operations And Manage Growth Is Uncertain. Our efforts to expand our operations will result in new and increased responsibilities for management personnel and will place a strain upon the entire company. To compete effectively and to accommodate growth, if any, we may be required to continue to implement and to improve our management, manufacturing, sales and marketing, operating and financial systems, procedures and controls on a timely basis and to expand, train, motivate and manage our employees. There can be no assurance that our personnel, systems, procedures, and controls will be adequate to support our future operations. If the Cesium-131 seed were to rapidly become the "seed of choice," it is unlikely that we could immediately meet demand. This could cause customer discontent and invite competition. There can be no assurance that our personnel, systems, procedures, and controls will be adequate to immediately react to that growth.

We Rely On The Performance Of Our Information Technology Systems, The Failure Of Which Could Have An Adverse Effect On Our Business And Performance. Our business requires the continued operation of sophisticated information technology systems and network infrastructure. These systems are vulnerable to interruption by fire, power loss, system malfunction, computer viruses, cyber-attacks and other events, which may be beyond our control. Systems interruptions could reduce our ability to accept customer orders, manufacture our product, or provide service for our customers, and could have an adverse effect on our operations and financial performance. The level of protection and disaster-recovery capability varies from site to site, and there can be no guarantee that any such plans, to the extent they are in place, will be totally effective. In addition, security breaches of our information technology systems could result in the misappropriation or unauthorized disclosure of confidential information belonging to us, our employees, partners, customers, or our suppliers, which may result in significant costs and potential government sanctions. In particular, if we are unable to adequately safeguard individually identifiable health information, we may be subject to additional liability under domestic and international laws respecting the privacy and security of health information.

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

Risks Of Ongoing Litigation. On May 22, 2015, the first of three lawsuits was filed against IsoRay, Inc. and two of its officers – Dwight Babcock (the Company’s retired CEO) and Brien Ragle, CFO – related to a press release on May 20, 2015 regarding a May 19 online publication of the peer-reviewed article in the journal Brachytherapy titled “Analysis of Stereotactic Radiation vs. Wedge Resection vs. Wedge Resection Plus Cesium-131 Brachytherapy in Early-Stage Lung Cancer” by Dr. Bhupesh Parashar, et al.  The lawsuits are class actions alleging violations of the federal securities laws.  By Order dated August 17, 2015, all of the pending lawsuits were consolidated into one case – In re IsoRay, Inc. Securities Litigation; Case No. 4:15-cv-05046-LRS, in the US District Court for the Eastern District of Washington.  On October 16, 2015, an amended complaint was filed with more detailed allegations relating to alleged violations of federal securities laws.  On December 15, 2015, IsoRay filed a motion to dismiss the complaint altogether.  On June 1, 2016, the court entered an order denying IsoRay's motion to dismiss, holding that the complaint's allegations, if accepted as true, state a plausible claim to relief.  The order did not adjudicate the merits of the lawsuit.  No other issues were decided in the ruling.   On June 15, 2016, IsoRay filed their answer to the amended complaint.  Lead Plaintiffs motion for class certification is due to be filed no later than January 5, 2017.  As of this filing, a ten-day jury trial is scheduled for June 18, 2018 along with a timeline for pre-trial actions by both IsoRay and the Lead Plaintiffs.  Management believes this suit is without merit and will continue to defend against it vigorously.  Securities litigation is a lengthy, costly and unpredictable process.  Currently management does not believe that a loss resulting from these claims is probable or reasonably estimable in amount.  However, failure by IsoRay to obtain a favorable resolution of the claims set forth in the complaint could have a material adverse effect on our business, results of operations and financial condition.

We Have Incurred Significant Losses To Date, And There Is No Guarantee That We Will Ever Become Profitable. We incurred net losses of $4,710,808 and $3,681,051 in the fiscal years ended 2016 and 2015, respectively. In addition, we have accumulated deficit from the inception of business through June 30, 2016 of $66,442,315. The costs for research and product development of our product formats along with marketing and selling expenses and general and administrative expenses have been the principal causes of our losses. We may not ever become profitable and if we do not become profitable our shareholders’ investments could be harmed.

We May Need Additional Capital In The Future For Acquisitions And Expansion Into Other Markets. At June 30, 2016, we had cash and certificates of deposit of $15,359,485. The combination of our current cash and certificates of deposit both current and non-current balance and projected product sales should provide us with sufficient funds to support operations at current levels of expenses and revenues for four years. However, we may need to raise capital for strategic acquisitions or expansion into other markets and there is no assurance management will not pursue this additional capital if available.

Risks Related to Our Stock and Reporting Requirements

Our Reporting Obligations As A Public Company Are Costly. Operating a public company involves substantial costs to comply with reporting obligations under federal securities laws that have continued to increase as provisions of the Sarbanes Oxley Act of 2002 have been implemented and has increased again as a result of the Company remaining subject to the accelerated filer requirements of the Securities and Exchange Commission as of the year ended June 30, 2016. The accelerated filing timelines and requirement for the auditor to opine on internal control effectiveness has increased the cost of the quarterly reviews and annual audit and has required additional employees and technology investment to meet these requirements.

Our Stock Price Is Likely To Be Volatile. The market price of our common stock has experienced fluctuations and is likely to fluctuate significantly in the future. For example, during fiscal 2016 the closing price of one share of our common stock reached a high of $1.68 and a low of $0.55. There is generally significant volatility in the market prices and limited liquidity of securities of early stage companies, and particularly of early stage medical product companies. Contributing to this volatility are various events that can affect our stock price in a positive or negative manner. These events include, but are not limited to: governmental approvals of or refusals to approve regulations or actions; market acceptance and sales growth of our product; litigation involving the Company or our industry; developments or disputes concerning our patents or other proprietary rights; changes in the structure of healthcare payment systems; departure of key personnel; future sales of our securities; fluctuations in our financial results or those of companies that are perceived to be similar to us; swings in seasonal demands of purchasers; investors' general perception of us; and general economic, industry and market conditions. In addition, the securities of many medical device companies, including us, have historically been subject to extensive price and volume fluctuations that may affect the market price of their common stock. If any of these events occur, it could cause our stock price to fall.

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

The Issuance Of Shares Upon Exercise Of Derivative Securities May Cause Immediate And Substantial Dilution To Our Existing Shareholders. The issuance of shares upon conversion of the preferred stock and the exercise of common stock warrants and options may result in substantial dilution to the interests of other shareholders since these selling shareholders may ultimately convert or exercise and sell all or a portion of the full amount issuable upon exercise. If all derivative securities outstanding as of September 1, 2016 were converted or exercised into shares of common stock, there would be approximately an additional 2,933,677 shares of common stock outstanding as a result. The issuance of these shares will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

We Do Not Expect To Pay Any Dividends For The Foreseeable Future. We do not anticipate paying any dividends to our shareholders for the foreseeable future except for dividends on the Series B Preferred Stock, which we intend to pay on or before December 31, 2016. Shareholders must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Any determination to pay dividends in the future will be made at the discretion of our Board of Directors and will depend on our results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable laws and other factors that our Board deems relevant.

Certain Provisions of Minnesota Law and Our Charter Documents Have An Anti-Takeover Effect. There exist certain mechanisms under Minnesota law and our charter documents that may delay, defer or prevent a change of control. Anti-takeover provisions of our articles of incorporation, bylaws and Minnesota law could diminish the opportunity for shareholders to participate in acquisition proposals at a price above the then-current market price of our common stock. For example, while we have no present plans to issue any preferred stock, our Board of Directors, without further shareholder approval, may issue shares of undesignated preferred stock and fix the powers, preferences, rights and limitations of such class or series, which could adversely affect the voting power of the common shares. In addition, our bylaws provide for an advance notice procedure for nomination of candidates to our Board of Directors that could have the effect of delaying, deterring or preventing a change in control. Further, as a Minnesota corporation, we are subject to provisions of the Minnesota Business Corporation Act (MBCA) regarding "business combinations," which can deter attempted takeovers in certain situations. Pursuant to the terms of a shareholder rights plan adopted in February 2007, each outstanding share of common stock has one attached right. The rights will cause substantial dilution of the ownership of a person or group that attempts to acquire the Company on terms not approved by the Board of Directors and may have the effect of deterring hostile takeover attempts. The effect of these anti-takeover provisions may be to deter business combination transactions not approved by our Board of Directors, including acquisitions that may offer a premium over the market price to some or all shareholders. We may, in the future, consider adopting additional anti-takeover measures. The authority of our Board to issue undesignated preferred or other capital stock and the anti-takeover provisions of the MBCA, as well as other current and any future anti-takeover measures adopted by us, may, in certain circumstances, delay, deter or prevent takeover attempts and other changes in control of the Company not approved by our Board of Directors.

ITEM 1B – UNRESOLVED STAFF COMMENTS

We have no unresolved written comments from the SEC staff regarding our filings under the Exchange Act.

ITEM 2 – PROPERTIES

The Company's executive offices are located at 350 Hills Street, Suite 106, Richland, WA 99354, (509) 375-1202, where IsoRay currently leases approximately 15,300 square feet of office and laboratory space for approximately $23,140 per month plus janitorial expenses of approximately $400 per month from Energy Northwest, the owner of the Applied Process Engineering Laboratory (the APEL facility). The Company is not affiliated with this lessor. The monthly rent is subject to annual increases based on the Consumer Price Index. The current lease was entered into May 2, 2007, and, as extended, expires on April 30, 2019.

The Company executed a modification to the existing lease in October 2015 that stipulates the allowable structures and tenant improvements, machinery, equipment and fixtures that are permitted to be abandoned in place at lease termination and restoration of the premises provided the facility is released by the Washington Department of Health. The modification also exercises the additional three year term to April 30, 2019 and reduces the required notice to terminate early from twelve months to six months. Subject to obtaining acceptable debt financing, this lease modification provides the flexibility required for the Company to plan, design and construct its own production facility which management believes will reduce operational cashflow requirements and provide for long-term security of production capabilities for the Company.

The Company has purchased an adjacent property that is approximately 4.2 acres in anticipation of constructing a facility to meet the Company’s requirements for production, laboratory, and administrative offices. The new facility is anticipated to be a similar size to the current facility but the final design is dependent on anticipated future requirements. The property also provides for additional future building(s) as needed or subdivision, if required and is located within the Technology & Business Campus of the Port of Benton. The Company is approximately 90% complete with the design of the facility as of the date of this Report. The construction of the production facility is subject to the Company being able to secure acceptable financing and other unanticipated factors which may influence such an operational decision.

The Company's management believes that the facilities currently occupied by the Company are adequate for present requirements, and that the Company's current equipment is in good condition and is suitable for the operations involved.

ITEM 3 – LEGAL PROCEEDINGS

The Company may, in the ordinary course of business, be subject to various legal proceedings. We provide the following information concerning those legal proceedings, including the name of the lawsuit, the court in which the lawsuit is pending, and the date on which the petition commencing the lawsuit was filed.

In Re IsoRay, Inc. Securities Litigation: U.S. District Court for the Eastern District of Washington, filed October 16, 2015.

On May 22, 2015, the first of three lawsuits was filed against IsoRay, Inc. and two of its officers – Dwight Babcock (the Company’s retired CEO) and Brien Ragle, CFO – related to a press release on May 20, 2015 regarding a May 19 online publication of the peer-reviewed article in the journal Brachytherapy titled “Analysis of Stereotactic Radiation vs. Wedge Resection vs. Wedge Resection Plus Cesium-131 Brachytherapy in Early-Stage Lung Cancer” by Dr. Bhupesh Parashar, et al.  The lawsuits are class actions alleging violations of the federal securities laws.  By Order dated August 17, 2015, all of the pending lawsuits were consolidated into one case – In re IsoRay, Inc. Securities Litigation; Case No. 4:15-cv-05046-LRS, in the US District Court for the Eastern District of Washington.  On October 16, 2015, an amended complaint was filed with more detailed allegations relating to alleged violations of federal securities laws.  On December 15, 2015, IsoRay filed a motion to dismiss the complaint altogether.  On June 1, 2016, the court entered an order denying IsoRay's motion to dismiss, holding that the complaint's allegations, if accepted as true, state a plausible claim to relief.  The order did not adjudicate the merits of the lawsuit.  No other issues were decided in the ruling.   On June 15, 2016, IsoRay filed their answer to the amended complaint.  Lead Plaintiffs motion for class certification is due to be filed no later than January 5, 2017.  As of this filing, a ten-day jury trial is scheduled for June 18, 2018 along with a timeline for pre-trial actions by both IsoRay and the Lead Plaintiffs.  Management believes this suit is without merit and will continue to defend against it vigorously.  Securities litigation is a lengthy, costly and unpredictable process.  Currently management does not believe that a loss resulting from these claims is probable or reasonably estimable in amount.  However, failure by IsoRay to obtain a favorable resolution of the claims set forth in the complaint could have a material adverse effect on our business, results of operations and financial condition.

ITEM 4 –MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is listed on the NYSE MKT under the symbol “ISR” and as of September 1, 2016 there were 55,010,619 shares outstanding.

The high and low sale prices as reported on the NYSE MKT for each quarter during the last two fiscal years are as follows:

Fiscal 2016	Q1	Q2	Q3	Q4
High	$1.68	$1.65	$0.99	$1.30
Low	$1.32	$0.86	$0.55	$0.75

Fiscal 2015	Q1	Q2	Q3	Q4
High	$3.24	$2.18	$1.86	$3.79
Low	$1.35	$1.22	$1.27	$1.42

Holders

As of September 1, 2016, there were approximately 232 common stockholders of record. The number of common stockholders was determined from the records of our stock transfer agent and does not reflect persons or entities that hold their shares in nominee or “street” name through various brokerage firms.

Dividends

The Company has never paid cash dividends on its common stock and does not plan to pay cash dividends on its common stock in the foreseeable future. Our Board of Directors anticipates that any earnings that might be available to pay dividends will be retained to finance operations.

Securities authorized for issuance under equity compensation plans

On May 27, 2005, the Company adopted the 2005 Stock Option Plan (the Option Plan) and the 2005 Employee Stock Option Plan (the 2005 Employee Plan). The Option Plan and the 2005 Employee Plan terminated on May 27, 2015 and no further options may be granted under either Plan. On August 15, 2006, the Company adopted the 2006 Director Stock Option Plan (the Director Plan) pursuant to which it may grant equity awards to eligible persons. The 2006 Director Stock Plan terminated on August 15, 2016 and no further options may be granted under the plan. On May 15, 2014, the Company adopted the 2014 Employee Stock Option Plan (the 2014 Employee Plan) pursuant to which it may grant equity awards to eligible persons. The 2014 Employee Plan allows the Board of Directors to grant options to purchase up to 2,000,000 shares of common stock to officers and key employees of the Company. The Director Plan allows the Board of Directors to grant options to purchase up to 1,000,000 shares of common stock to directors of the Company. The 2016 Equity Incentive Plan allows the Board of Directors to grant up to 4,000,000 shares of common stock to directors, officers, employees and consultants in a combination of equity incentive forms including incentive stock options (ISO), non-qualified stock options (NQSO), stock appreciation rights (SAR) and restricted shares (RSU) of common stock. Options granted under all of the Plans have a ten year maximum term, an exercise price equal to at least the fair market value of the Company's common stock (based on the trading price on the NYSE MKT) on the date of the grant, and with varying vesting periods as determined by the Board.

As of June 30, 2015 the following options had been granted under the option plans.

	Number of	Weighted-	Number of
	securities to	average	securities
	be issued on	exercise	remaining
	exercise of	price of	available for
	outstanding	outstanding	future
	options,	options,	issuance
	warrants,	warrants,	under equity
	and rights	and rights	compensation
Plan Category	#	$	plans
Equity compensation plans approved by shareholders	1,195,500	$0.97	4,804,500
Equity compensation plans not approved by shareholders	1,729,559	$1.48	158,334

Total	2,925,059	$1.27	4,962,834

Performance Graph

The graph below compares IsoRay, Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NYSE MKT Composite index and the Russell Microcap® Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from June 30, 2011, to June 30, 2016.

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

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6 – SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data for the periods indicated, derived from consolidated financial statements prepared in accordance with the United States generally accepted accounting principles.

Consolidated Statement of Operations Data

	Year Ended June 30,
	2016	2015	2014	2013	2012
Product sales, net	$4,769,276	$4,606,539	$4,219,158	$4,525,233	$5,071,088
Operating loss	(5,082,003)	(4,336,187)	(4,588,218)	(4,067,253)	(3,597,970)
Net loss per common share	(0.09)	(0.07)	(0.16)	(0.11)	(0.12)
Total assets	18,101,850	23,003,284	26,549,255	7,055,356	7,505,482
Long-term obligations	607,480	1,128,849	1,439,560	896,242	1,038,298
Cash dividends declared per share of common stock

ITEM 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent liabilities. On an on-going basis, management evaluates past estimates and judgments, including those related to bad debts, inventories, accrued liabilities, derivative liabilities, and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

Revenue is generally realized or realizable and earned when there is persuasive evidence an arrangement exists, delivery has occurred or services rendered, the price is fixed and determinable, and collection is reasonably assured. The Company records revenue from its product sales when the price is fixed and determinable at the date of sale, title and risk of ownership have been transferred to the customer, and returns can be reasonably estimated.

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

Research and Development Costs

Research and development costs, including salaries, benefits, and share-based compensation, research materials, facility overhead, lab supplies, depreciation, administrative expenses and contractor fees, are charged to operations as incurred.

Legal Contingencies

The Company may, in the ordinary course of business, be involved in legal proceedings involving securities, contractual and employment relationships, product liability claims, patent rights, environmental matters, and a variety of other matters, the outcomes of which are not within the Company’s complete control and may not be known for extended periods of time. Legal costs associated with defending these matters are expensed as incurred.

The Company records a liability in its consolidated financial statements for damages and/or costs related to claims, settlements, and judgments where the Company has assessed that the loss is probable and an amount can be reasonably estimated. Legal proceedings are discussed in Note 15 of our Consolidated Financial Statements, which is incorporated by reference in Part III, Item 15. We refer you to that discussion for important information concerning those legal proceedings, including the basis for such actions and, where known, the relief sought.

We provide the following additional information concerning those legal proceedings, including the name of the lawsuit, the court in which the lawsuit is pending, and the date on which the petition commencing the lawsuit was filed.

In Re IsoRay, Inc. Securities Litigation: U.S. District Court for the Eastern District of Washington, filed October 16, 2015.

On May 22, 2015, the first of three lawsuits was filed against IsoRay, Inc. and two of its officers – Dwight Babcock (the Company’s retired CEO) and Brien Ragle, CFO – related to a press release on May 20, 2015 regarding a May 19 online publication of the peer-reviewed article in the journal Brachytherapy titled “Analysis of Stereotactic Radiation vs. Wedge Resection vs. Wedge Resection Plus Cesium-131 Brachytherapy in Early-Stage Lung Cancer” by Dr. Bhupesh Parashar, et al.  The lawsuits are class actions alleging violations of the federal securities laws.  By Order dated August 17, 2015, all of the pending lawsuits were consolidated into one case – In re IsoRay, Inc. Securities Litigation; Case No. 4:15-cv-05046-LRS, in the US District Court for the Eastern District of Washington.  On October 16, 2015, an amended complaint was filed with more detailed allegations relating to alleged violations of federal securities laws.  On December 15, 2015, IsoRay filed a motion to dismiss the complaint altogether.  On June 1, 2016, the court entered an order denying IsoRay's motion to dismiss, holding that the complaint's allegations, if accepted as true, state a plausible claim to relief.  The order did not adjudicate the merits of the lawsuit.  No other issues were decided in the ruling.   On June 15, 2016, IsoRay filed their answer to the amended complaint.  Lead Plaintiffs motion for class certification is due to be filed no later than January 5, 2017.  As of this filing, a ten-day jury trial is scheduled for June 18, 2018 along with a timeline for pre-trial actions by both IsoRay and the Lead Plaintiffs.  Management believes this suit is without merit and will continue to defend against it vigorously.  Securities litigation is a lengthy, costly and unpredictable process.  Currently management does not believe that a loss resulting from these claims is probable or reasonably estimable in amount.  However, failure by IsoRay to obtain a favorable resolution of the claims set forth in the complaint could have a material adverse effect on our business, results of operations and financial condition.

Results of Operations

Financial Presentation

The following sets forth a discussion and analysis of the Company's financial condition and results of operations for the fiscal years 2016, 2015 and 2014. This discussion and analysis should be read in conjunction with our consolidated financial statements appearing elsewhere in this Report. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Item 1A — Risk Factors," beginning on page 23 of this Report.

		% if		% of	% of		% of	% of
	2016	Rev	2015	Rev	Change	2014	Rev	Change

Product sales, net	$4,769,276	100%	$4,606,539	100%	4%	$4,219,153	100%	9%
Cost of Product sales	4,640,122	97%	4,439,146	96%	5%	4.415,629	105%	1%
Gross profit (loss)	129.154	3%	167,393	4%	-23%	(196,471)	-5%	-185%

Operating expenses:
Research and development	528,049	11%	614,771	13%	-14%	668,803	16%	-8%
Sales and marketing	1,352,735	23%	1,488,456	32%	-9%	1,234,725	29%	21%
General and administrative	3,786,735	79%	2,400,353	52%	53%	2,488,219	59%	-4%
Change in estimate of asset retirment obligation (Note 9)	(456234)	-10%	-	0%		-	0%	0%
Total operating expenses	5,211,157	109%	4.503.580	98%	16%	4,391,747	104%	3%
Operating loss	(5 ,082,003)	-107%	(4,336,187)	-94%	17%	(4,588,213)	-109%	-5%

Product sales.

Fiscal 2016 product sales, net increased 4% compared to fiscal 2015. Increased use of Cs-131 brachytherapy seeds treating prostate, brain, head-neck and gynecological cancers attributed to the increase in product sales, net during a year when GliaSite® RTS sales decreased and the product line was discontinued on March 31, 2016.

Fiscal 2015 product sales, net increased 9% compared to fiscal 2014. Increased use of Cs-131 brachytherapy seeds treating prostate and brain cancers attributed to the increase in product sales, net during a year when sales of GliaSite® were decreasing.

		% if		% of	% of		% of	% of
Treatment	2016	Rev	2015	Rev	Change	2014	Rev	Change

Prostate Brachytherapy	$4,093,797	86%	$3,992,823	87%	3%	$3,513,769	83%	14%
Other Brachytherapy	658,305	14%	502,479	11%	31%	476,046	11%	6%
GliaSite®RTS	17,174	0%	111,237	2%	-85%	229,343	6%	-51%
	$4,769,216		$4,606,539		4%	$4,219,158		9%

Prostate Brachytherapy.

Modest sales growth in fiscal 2016 was accomplished during a transitionary period where the Company added a Vice-President of Sales and Marketing, a Senior Marketing Consultant as well as two Senior Account Managers bringing approximately 45 years of combined experience in the prostate cancer treatment and related markets. Management believes continued growth in prostate brachytherapy revenues will be the result of physicians, payors, and patients increasingly considering overall treatment advantages including costs compared with non-brachytherapy treatments, better treatment outcomes and improvement in the quality of life for patients.

Management believes increased pressure to deliver effective healthcare in both terms of outcome and cost drove treatment options in fiscal 2015 with prostate brachytherapy receiving more consideration than in previous years.

Other Brachytherapy.

Other brachytherapy includes but is not limited to brain, lung, head/neck, and gynecological treatments. Other brachytherapy treatments experienced growth levels of 26% in fiscal 2016 representing the acceptance of Cs-131 brachytherapy seeds in these new treatment applications. Initial applications for these other brachytherapy treatments are primarily used in recurrent cancer treatments or salvage cases that are generally difficult to treat aggressive cancers where other treatment options are either ineffective or unavailable.

Other brachytherapy treatments are subject to the influence of a small pool of innovative physicians who are the early adopters of the technology who also tend to be faculty at teaching hospitals training the next generation of physicians. This causes the revenue created by these types of treatment applications to be more volatile and varies significantly from year to year.

GliaSite® RTS.

In March 2016, the Company discontinued the GliaSite® RTS as product sales had significantly declined due to currency fluctuations which contributed to the cost competitiveness of the product internationally where it had its strongest presence. Also contributing to the discontinuation was the increased acceptance and use of Cs-131 brachytherapy seeds, in particular the braided strand configuration which are commercially available for the treatment of brain cancer at major institutions in the United States and in the GammaTile configuration which is not currently commercially available but is in a proof of concept stage at Barrow Neurological Institute.

Cost of product sales

Cost of product sales consisted primarily of the costs of manufacturing and distributing the Company’s products. The fiscal 2016 increase was a combination of increased payroll from the addition of production employees, the awarding of payroll cost of living increases, the cost of share-based compensation awards, the increased cost of employee benefits, material costs, and third-party seed loading costs partially offset by decreases of medical device taxes, occupancy and depreciation expenses. The fiscal 2015 increase was primarily due to payroll cost of living increases as well as share-based compensation awards and increased employee benefits costs.

The Company purchased isotope in excess of known customer orders to provide enough isotope to fill anticipated orders which may or may not materialize. The excess isotope is utilized in the production of upcoming orders where possible considering the decay rates of Cesuim-131. Any loss of isotope to decay is also included as a cost of production during the current period.

Research and development expenses

Research and development consisted primarily of the costs related to employee and third-party research and development activities. Contributing to the fiscal 2016 decrease were reduced protocol expenses and legal expenses related to intellectual property. The fiscal 2015 expenses decreased primarily from decreased non-prostate organ research cost.

Sales and marketing expenses

Sales and marketing expenses consist primarily of the costs related to the internal and external activities of the Company’s sales, marketing and customer service division. The fiscal 2016 decrease was primarily due to expenses not incurred with regard to unfilled positions. The fiscal 2015 increase was primarily due to increased payroll, benefits, and share-based compensation as well as increased costs associated with attending trade shows to increase awareness of the benefits associated with the Company’s products. Management anticipates a substantial increase in sales and marketing expense in fiscal 2017 as it focuses on expanding its marketing message and revises its branding message coupled with recent hiring to fill key positions.

General and administrative expenses

General and administrative expenses consist primarily of the costs related to the executive, quality assurance and regulatory affairs (QA/RA), finance, human resources and information technology functions of the Company. Fiscal 2016 general and administrative expenses increased 58% compared to fiscal 2015 while they represented 79% of total sales. These increases were primarily due to legal fees related to securities litigation and corporate changes resulting from the retirement of the former CEO and the subsequent hiring of a new CEO. Other factors include filling two key positions: one in QA/RA, one in finance, combined with the costs associated with discontinuing the GliaSite® RTS product. Fiscal 2015 general and administrative expenses decreased 4% compared to fiscal 2014 while they represented 52% of total sales. Contributing to the fiscal 2015 decrease were reduced legal and public company expenses.

Gain on change in change in Asset Retirement Obligation (ARO) estimate

A non-recurring gain on change in ARO estimate of approximately $456,000 was recognized during fiscal year 2016. This change in ARO estimate is not expected to recur in the future unless there are material changes to the assumptions used in ARO calculation. This gain resulted from the three year lease extension coupled with a revised estimate that facility clean-up costs would be less than originally anticipated.

Liquidity and capital resources

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company has historically financed its operations through selling stock to investors. During fiscal 2016, 2015 and 2014 the Company used existing cash reserves to fund its operations and capital expenditures.

Our cash flows for fiscal 2016, 2015 and 2014 respectively, are summarized as follows:

	For the years ended July 30,
	2016	2015	2014

Net cash used by operating activities	$(3,884,000)	$(3,521,858)	$(3,228,221)
Net cash provided (used) by investing activities	8,756,978	783,660	(15,441,156)
Net cash provided by financing activities	39,308	284,865	23,449,523
Net increase (decreases) in cash and cash equivalents	$4,912,286	$(2,453,333)	$4,780,146

Working Capital	$12,535,924	$15,233,328	$18,060,973
Current Ratio	12.47	14.95	16.65

Cash flows from operating activities

Net cash used by operating activities in fiscal 2016 was primarily due to a net loss of $4.71 million net of approximately $425k in adjustments for non-cash activity such as depreciation and amortization expense, the change in estimate of asset retirement obligation, the change in fair value of the warrant derivative liability, share-based compensation and a write-off of inventory associated with GliaSite® RTS. Changes in operating assets and liabilities contributed approximately $400k to the cash provided by operating activities, such as improved effectiveness from accounts receivable collection efforts.

Net cash used by operating activities in fiscal 2015 was primarily due to a net loss of $3.68 million net of approximately $517k in adjustments for non-cash activity such as depreciation and amortization expense, the change in fair value of the warrant derivative liability, share-based compensation. However, changes in operating assets and liabilities contributed approximately $357k to the cash used by operating activities, due to accounts receivable collection efforts, bulk inventory purchases and the timing of payments to suppliers.

Net cash used by operating activities in fiscal 2014 was primarily due to a net loss of $5.96 million net of approximately $2.34 million in adjustments for non-cash activity such as depreciation and amortization expense, share-based compensation and change in fair value of the warrant derivative liability which by itself was $1.38 million. Changes in operating assets and liabilities contributed approximately $387k to the cash provided by operating activities, such as inventory purchases, a protocol adjustment, and modest effectiveness from accounts receivable collection efforts.

Cash flows from investing activities

Investing activities for all years are presented by primary transaction category. Investing activities consisted of transactions related to the purchase of fixed assets as well as the purchase and subsequent maturity of certificates of deposit. Management will continue to invest in technology and machinery that improves and streamlines production processes and to invest and reinvest maturing certificates of deposit in low-risk investment opportunities that safeguard assets and provide greater assurance those resources will be liquid and available for business needs as they arise.

Cash flows from financing activities

Financing activities for all years are presented by primary transaction category. Financing activities in fiscal 2016 and 2015 were primarily due to sales of common stock through warrant and option exercises net of preferred dividends paid. Net cash provided by financing activities in fiscal 2014 was primarily due to the two transactions in connection with the sale of common stock in underwritten and registered public offerings net of preferred dividends paid.

Projected 2017 Liquidity and Capital Resources

Operating activities

Management forecasts that fiscal 2017 cash requirements will be similar to previous years and that current cash and cash equivalents along with certificates of deposit (current and non-current) will be sufficient to meet projected operating cash needs for the coming year. While monthly operating expenses are budgeted to increase for sales and marketing and decrease for general and administrative expenses, management believes the total monthly expense amount will not substantially change. Assuming no extraordinary expenses occur (whether operating or capital), if management is successful at implementing its strategy to focus on renewed emphasis to drive the consumer to the prostate market and meets or exceeds its growth targets of twenty percent increase in revenue in fiscal 2017 and this annual growth continues, the Company anticipates reaching cashflow break-even in three to five years. These assumptions do not incorporate any significant growth in the non-prostate application as they generate nominal revenues today but if they show significant improvement, cashflow break-even could occur sooner. There is no assurance that the targeted sales growth will materialize but management is encouraged by the depth and experience of its restructured sales team.

Capital expenditures

Management is in the design process of a future production and administration facility. If financing is obtained and the facility constructed, it is believed that the new facility will have non-cash depreciation cost equal to or less than the monthly rental cost of the current facility. Management is reviewing all aspects of production operations (including process automation), research and development, sales and marketing, and general and administrative functions to evaluate the most efficient deployment of capital to ensure that the appropriate materials, systems, and personnel are available to support and drive product sales. Management is expecting to invest approximately $500,000 during fiscal 2017 towards the automation of production processes which is expected to impact thirteen functions in the seed manufacturing and loading process. This investment is designed to allow the Company to significantly increase the output of Cs-131 brachytherapy seeds while allowing the Company to control the highest cost inputs to seed production while improving the overall safety of our operations.

Financing activities

There was no material change in the use of proceeds from our public offering as described in our final prospectus supplement filed with the SEC pursuant to Rule 424(b) on March 24, 2014. Through June 30, 2016, the Company had used the net proceeds raised through the March 2014 offering as described in the public offering. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

On August 25, 2015, the Company filed a registration statement on Form S-3 to register securities up to $20 million in value for future issuance in our capital raising activities. The registration statement became effective on November 19, 2015, and the SEC file number assigned to the registration statement is 333-206559.

The Company expects to finance its future cash needs through sales of equity, possible strategic collaborations, debt financing or through other sources that may be dilutive to existing shareholders, Management anticipates that if it raises additional financing that it will be at a discount to the market price and it will be dilutive to shareholders.

Other Commitments and Contingencies

The Company’s purchase commitments and obligations include all open purchase orders and contractual obligations entered into in the ordinary course of business, including commitments with contract manufacturers and suppliers, for which we have not received the goods or services and acquisition and licensing of intellectual property. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and/or adjust our requirements based on our business needs prior to the delivery of goods or performance of services. Non-cancellable purchase commitments and obligations that will exist beyond fiscal 2017 and that are not separately presented as a liability on the balance sheet are listed below:

		Less than	1 – 3	3 – 5	More than 5
Contractual obligations	Total	1 year	years	years	years
Operating lease obligations	$800,371	$282,484	$282,484	$235,403	$ _____
Seed core purchase obligation	$89,108	44,554	44,554	-	-
Asset retirement obligation	-	-	-	670,517	-

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09: Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in FASB Accounting Standards Codification (ASC) Topic 605, Revenue Recognition. Under this standard, revenue will be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued an ASU 2015-14 to defer this standard’s effective date for one year, which will now begin with fiscal 2019. The Company continues to assess the new standard, as well as updates to the standard that have been proposed by the FASB and has not yet determined the impact on the Company’s consolidated financial statements. The Company intends to adopt the standard beginning fiscal 2019.

In July 2015, the FASB issued ASU 2015-11: Inventory. The guidance requires an entity’s management to measure inventory within the scope of this ASU at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early application is permitted.  The Company is currently evaluating the new standard and its impact on the Company's consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17 to simplify the balance sheet classification of deferred taxes. This update requires all deferred tax assets and liabilities to be reported as non-current in the consolidated balance sheets. This update will be effective as of the beginning of fiscal 2018. This update is not expected to have a material impact the Company’s consolidated financial statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions.

Interest Rate Risk

Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk primarily in the area of changes in United States Treasury interest rates. All investments are in certificates of deposit of varying terms and in FDIC insured amounts. Accordingly, we have not had nor do we anticipate any material exposure to market risk.

To minimize market risk, we have in the past and, to the extent possible, will continue in the future, to hold debt securities to maturity at which time the debt security will be redeemed at its stated or face value.

Fair Value Measurements

We account for our common stock warrants pursuant to the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock, on the understanding that in compliance with applicable securities laws, the registered warrants require the issuance of registered securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. We classify warrant derivative liabilities on the consolidated balance sheet as a long-term liability which is revalued at each balance sheet date subsequent to the initial issuance.

Foreign Currency Risk

All of our manufacturing operations are conducted in the United States and all transactions, have been made in United States Dollars (USD). All distributor agreements specify settlement in USD. Accordingly, we have not had nor do we anticipate any material exposure to foreign currency rate fluctuations.

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

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2016. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedures are designed to provide a reasonable level of assurance that the objectives of the system will be met.

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

We have evaluated the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). This evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, both of whom concluded that our internal control over financial reporting was effective as of June 30, 2016. Our evaluation of the effectiveness of our internal control over financial reporting in future periods may differ due to changing conditions or non-compliance with the policies and procedures we have established.

Attestation Report of Independent Registered Public Accounting Firm

The independent registered public accounting firm that audited the consolidated financial statements that are included in this Annual Report on Form 10-K has issued an audit report on the effectiveness of our internal control over financial reporting as of June 30, 2016. The report appears below.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

IsoRay, Inc., and Subsidiaries

Richland, Washington

We have audited IsoRay, Inc. and Subsidiaries’ internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). IsoRay, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, IsoRay, Inc., and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IsoRay, Inc. and Subsidiaries as of June 30, 2016 and 2015, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2016 and our report dated September 8, 2016, expressed an unqualified opinion thereon.

/s/ DeCoria, Maichel & Teague, P.S.

Spokane, Washington

September 8, 2016

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

Not applicable

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board Membership and Board Committees

The directors serving the Company as of June 30, 2016 were as follows:

			Audit	Compensation	Nominations
Name	Type	Age	Committee	Committee	Committee
Thomas LaVoy, Chairman & Chief Executive Officer	Employee	56	N/A	N/A	N/A

Philip Vitale, MD	Independent	70	Member	Chairman	Member

Alan Hoffmann	Independent	55	Chairman	Member	Member

Michael McCormick	Independent	53	Member	Member	Chairman

Each member of the Board of Directors serves a one-year term and is subject to reelection at the Company's Annual Meeting of Shareholders held each year. No other Board committees have been formed.

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

Thomas LaVoy – Mr. LaVoy has been a Director of the Company since 2005 and served as Chair of the Audit Committee until his resignation from the Audit Committee Chair position and all other Board committees effective January 13, 2016. He was appointed Chairman of the IsoRay Board effective January 7, 2016 and took office as Chief Executive Officer of the Company on February 15, 2016. Mr. LaVoy served as Deputy Chief Operations Officer and President of Corporate Services of Veolia Transportation on Demand (VTOD), the parent company of SuperShuttle International Inc. and its subsidiaries, from January 2014 to February 2016. He concurrently served as Chief Financial Officer of SuperShuttle International, Inc. and its subsidiaries from July 1997 and as Secretary from March 1998, resigning from both positions in February 2016. VTOD through SuperShuttle is the largest shuttle transportation company in the US in addition to operating bus and cab services throughout the US. He has also served as a director of Alanco Technologies, Inc. (OTCBB: ALAN) since 1998 and served on its audit committee from 2012 to 2015. From September 1987 to February 1997, Mr. LaVoy served as Chief Financial Officer of NASDAQ-listed Photocomm, Inc. Mr. LaVoy was a Certified Public Accountant with the firm of KPMG Peat Marwick from 1980 to 1983. Mr. LaVoy has a Bachelor of Science degree in Accounting from St. Cloud University, Minnesota, and is a Certified Public Accountant (Inactive) in the State of Minnesota. Mr. LaVoy brings to the Board over ten years of service on the Board and experience in both small and large public companies with capital raising and acquisitions.

Philip Vitale, MD – Dr. Vitale has been a Director of the Company since 2014 and is a board certified urologist. He practiced Urology from 1978 to 2005 at Lovelace Health Systems in Albuquerque. He also served on the Board of Governors for 9 years and held various administrative positions including Chief Medical Officer and Senior Vice President at Lovelace. He was a staff urologist at Albuquerque VA Medical Center from 2005 until his retirement in November 2014. He served as Chief of the Urology section from 2008 to November 2013. Dr. Vitale was also an Assistant Professor at the University of New Mexico, Division of Urology. He is a member of the American Urological Association and the South Central Section of the American Urological Association. Prior to his retirement, Dr. Vitale’s clinical trials included: chemotherapy after prostatectomy (cap); a phase III randomized study for high risk prostate carcinoma; RTOG 0415 a phase III randomized study of hypofractionated 3d-crt/IMRT versus conventionally fractionated 3d-crt/IMRT in patients with favorable-risk prostate cancer; RTOG 0815 a phase III prospective randomized trial of dose-escalated radiotherapy with or without short-term androgen deprivation therapy for patients with intermediate-risk prostate cancer; and YP19A1 gene and pharmacogenetics of response to testosterone therapy. Dr. Vitale holds a B.A. in Biology from LaSalle College and obtained his M.D. from the New Jersey College of Medicine and Dentistry. He received his M.S. in Health Services Administration from the College of St. Francis. Dr. Vitale brings to the Board medical expertise in the industries the Company is targeting.

Alan Hoffmann - Mr. Hoffmann has been a Director of the Company since January 2016. He is the owner of Alan Hoffmann, CPA, PC, a certified public accounting firm he founded in 1996. The firm performs audits and reviews of private companies. In addition, Mr. Hoffmann currently serves as CFO for Cognitive Research Corporation, a privately-held, full-service contract research organization that specializes in central nervous system product development for pharmaceutical, nutraceutical, biotechnology and medical device companies. In 2011, he served as CFO for an international manufacturing company, Kinematics Manufacturing, Inc. His prior employment included Price Waterhouse from 1985-1989, where he held multiple positions including Senior Tax Analyst, and Tax Manager from 1989-1996 in public accounting. After receiving his undergraduate accounting degree with honors from the University of Wisconsin-Milwaukee in 1985, he became a Certified Public Accountant in 1989. He also served in the United States Marine Corps and was honorably discharged in 1985. He brings over 26 years of public accounting experience to the Company and the Board. Mr. Hoffmann brings to the Board his experience as a public accountant and understanding of oversight and review of financial statements prepared by the CFO.

Michael McCormick – Mr. McCormick has been a Director of the Company since June 2015 and brings over 25 years of senior executive positions in global management, sales, and marketing to the Company. He is currently the CEO of Glukos, one of the fastest growing food energy products in the U.S. He also serves as a founder and partner of GO Intellectual Capital, which offers marketing services with a focus on the medical and aviation industries, as well as financial services. Previous to his service with Glukos and GO, Mr. McCormick served as Executive Vice President of Global Sales and Marketing for Columbia Sportswear from 2006-2012, where his team successfully launched several new patented technologies, including Omni-Heat® Reflective and Omni-Freeze® Zero. During Mr. McCormick’s tenure, Columbia built an intellectual property portfolio with over 200 patents. Mr. McCormick started his career with Nike, working in several senior management roles and ultimately becoming the Director of National Sales, US, prior to his departure in 1999. He also served as Chief Marketing Officer of Golf Galaxy from 2003-2006 and Executive Vice President of Global Sales and Marketing of Callaway Golf from 2000-2003. Mr. McCormick brings over 25 years of marketing experience in a diverse group of industries to his service on the Company’s Board.

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

The Board of Directors has determined that Mr. Hoffmann is an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC, and each Audit Committee member is independent under applicable NYSE MKT standards. The Board's conclusions regarding the qualifications of Mr. Hoffmann as an audit committee financial expert were based on his service as a chief financial officer, his experience as a certified public accountant and his degree in accounting.

Executive Officers

The executive officers serving the Company as of June 30, 2016 were as follows:

Name	Age	Position Held
Thomas LaVoy[1]	56	Chairman & Chief Executive Officer
Brien Ragle	47	Chief Financial Officer
William Cavanagh III	50	Chief Operating Officer[2]
Michael Krachon	45	Vice President, Sales and Marketing

1 – Mr. LaVoy’s biographical information is incorporated by reference in the board membership section of Part III, Item 10.

2 – Mr. Cavanagh began serving as Chief Scientific Officer on August 15, 2016, and continues to serve as COO as well.

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

William Cavanagh III – Mr. Cavanagh joined IsoRay Medical, Inc. in January 2010 and served as Vice President, Research and Development until March 3, 2016, other than serving as interim Chief Executive Officer for IsoRay from January 7, 2016 to February 14, 2016. He was appointed Chief Operating Officer of IsoRay effective March 3, 2016 and Chief Scientific Officer effective August 15, 2016. Immediately prior to joining IsoRay Medical, Mr. Cavanagh was engaged in the research and development of dendritic cell therapies for cancer and infectious diseases. He served as Chief Scientific Officer for Sangretech Biomedical, LLC for the six years prior to joining IsoRay Medical. At Sangretech, he oversaw the design and implementation of a novel cancer therapy. Mr. Cavanagh began his extensive career in cancer treatment technologies in the early 1990s, when he helped lead research and development of a therapy involving the insertion of radioactive sources directly into the prostate for the treatment of prostate cancer (prostate brachytherapy). He has designed several cancer treatment-related studies, is listed as an author on 34 peer-reviewed publications, and is the listed inventor on a U.S. patent application detailing a novel treatment for cancer. Mr. Cavanagh has also served as Director of the Haakon Ragde Foundation for Advanced Cancer Studies in Seattle, Washington, where he led the research foundation in the selection of viable research projects directed at treating advanced cancers. Mr. Cavanagh holds a B.S. in Biology from the University of Portland (Oregon) and attended two years of medical school before beginning his career in research management.

Michael Krachon – Mr. Krachon brings more than 20 years’ experience of progressive growth in sales and marketing in the medical industry to the Company. He joined IsoRay in March 2016 as Vice President, Sales and Marketing. Prior to joining IsoRay, Mr. Krachon was employed by C.R. Bard Inc. since 2001, and was a key member of the Bard Urological and Medical Division which developed brachytherapy devices and delivery systems for the U.S. and international markets. He was the leader of the brachytherapy commercial team, which grew to be the global brachytherapy market leader. Mr. Krachon assisted in the business unit’s strategic planning, development of the international business segment and creating and delivering the international product launches which resulted in market leadership across Europe, Japan and Africa. His responsibilities included: the development of strategic brachytherapy sales and marketing programs; the implementation of industry leading national and international training programs; and supporting the product development process. Finally, Mr. Krachon has been instrumental in successfully supporting the industry through congressional lobbying efforts to establish and maintain reimbursement codes for brachytherapy. He served as Chairman of the Coalition for Advancement of Brachytherapy from 2009 to 2016 and has been recognized as a national speaker for brachytherapy by the industry. Mr. Krachon received a B.S.E. in biomedical engineering from Duke University and his M.B.A. from the Goizueta Business School at Emory University.

There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors is acting on behalf of, or will act at the direction of, any other person. There are no family relationships among our executive officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of our Common Stock. The rules promulgated by the SEC under Section 16(a) of the Exchange Act require those persons to furnish us with copies of all reports filed with the SEC pursuant to Section 16(a). The information in this section is based solely upon a review of Forms 3, Forms 4, and Forms 5 received by us.

We believe that IsoRay's executive officers, directors and 10% shareholders timely complied with their filing requirements during the year ended June 30, 2016, except as follows – Alan Hoffmann (one Form 4 with one transaction), Thomas LaVoy (one Form 4 with one transaction), Michael McCormick (one Form 4 with one transaction) and Philip Vitale (one Form 4 with one transaction). Each of these Form 4s was filed late.

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

Shareholder Communications

ITEM 11 – EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during our past three fiscal years awarded to, earned by or paid to each of the following individuals. Salary and other compensation for these officers are set or recommended to the Board by the Compensation Committee. No other executive officer received total compensation of over $100,000 during fiscal year 2016.

Summary Compensation Table

							Nonqualified
						Non-equity	deferred
				Stock	Option	incentive plan	compensation	All other
		Salary	Bonus	awards	awards	compensation	earnings	compensation		Total
Name and principal position	Year	($)	($)	($)	($) (1)	($)	($)	($)		($)
Thomas LaVoy	2016	98,267	-	-	199,440	-	-	33,835	(3)	297,707
Chairman and CEO	2015	-	-	-	-	-	-	-		-
	2014	-	-	-	-	-	-	-		-
Brien Ragle	2016	148,361	-	-	24,900	3,900	-	-		177,161
CFO	2015	119,620	-	-	20,554	-	-	-		140,174
	2014	117,834	-	-	39,401	-	-	-		157,235
William Cavanagh	2016	186,021	10,000	-	81,600	4,893	-	-		282,514
COO/CSO [2]	2015	158,020	-	-	20,554	-	-	-		178,574
	2014	154,500	-	-	37,099	-	-	-		191,599
Michael Krachon	2016	60,577	-	-	72,700	-	-	-		133,277
VP – S&M	2015	-	-	-	-	-	-	-		-
	2014	-	-	-	-	-	-	-		-
Dwight Babcock	2016	173,076	-	-	-	9,017	-	127,170	(4)	309,263
Former Chairman and CEO	2015	291,554	-	-	57,095	-	-	-		348,650
	2014	284,712	50,000	-	116,095	-	-	-		450,807

1.	Amounts represent the ASC 718, Compensation – Stock Compensation valuation for the fiscal years 2016, 2015 and 2014, respectively. All such options were awarded under one of the Company's four stock option plans. All options awarded (with the exception some of Mr. LaVoy’s stock option grants that were immediately vested on the grant date) vest in three to five equal annual installments beginning with the first anniversary from the date of grant and expire ten years after the date of grant. All options were granted at the fair market value of the Company's stock on the date of grant and the Company used a Black-Scholes methodology as discussed in the footnotes to the financial statements to value the options.

2.	Mr. Cavanagh served as the Company’s Vice-President of Research and Development until January 2016 when he was named Interim Chief Executive Officer (CEO) upon the retirement of Dwight Babcock. Mr. Cavanagh served as Interim CEO until Mr. LaVoy took office as CEO on February 15, 2016. Mr. Cavanagh was then named Chief Operating Officer, and later also Chief Scientific Officer.

3.	This amount represents the amount paid in fees earned or paid in cash to the current executive officer for service on the board of directors and as the audit committee chairman prior to becoming an executive officer. He received no other consideration as a director or for services on the Committee.

4.	This amount represents the amounts paid to the former executive officer under the terms of a separation agreement during the respective fiscal year.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to stock and option awards and other plan-based awards granted to our named executive officers during fiscal 2016:

		All other
		option	Exercise
		awards:	or base	Grant
		number of	price of	date fair
		securities	option	value of
	Grant	underlying	awards	stock and option
Name	Date	options(#)	($/Sh)	awards

Thomas LaVoy	2/15/2016	250,000	$0.69	$134,140
Chairman and CEO
Thomas LaVoy	6/21/2016	100,000	0.93	65,300
Chairman and CEO
Brien Ragle	6/21/2016	38,000	0.93	24,900
CFO
William Cavanagh	6/21/2016	125,000	0.93	81,600
Chief Operating Officer
Michael Krachon	3/7/2016	125,000	0.83	72,700
Vice-President of Sales and Marketing

Outstanding Equity Awards at Fiscal Year-End

Option awards

Equity Incentive Plan Awards:

	Number of		Number of	Number of
	securities		securities	securities
	underlying		underlying	underlying
	unexercised		unexercised	unexercised	Option
	options		options	unearned	exercise	Option
	(#)		(#)	options	price	expiration
Name	exercisable		unexercisable	(#)	($)	date
Thomas LaVoy	250,000	(12)	-	-	0.69	02/15/2026
Chairman and CEO	-	(10)	100,000	-	0.93	06/21/2026
	50,000	(12)	-	-	3.11	08/15/2016

Brien Ragle	5,000	(2)	-	-	4.40	03/02/2017
CFO	2,000	(3)	-	-	4.14	06/01/2017
	20,000	(4)	-	-	1.43	06/30/2020
	20,000	(5)	-	-	0.99	06/07/2021
	3,332	(7)	1,668	-	0.59	09/06/2023
	13,332	(8)	6,668	-	2.46	06/17/2024
	6,666	(9)	13,334	-	1.47	06/17/2025
	-	(10)	38,000	-	0.93	06/21/2026

William Cavanagh	6,660	(6)	-	-	0.98	06/27/2022
Chief Operating Officer	13,332	(8)	6,668	-	2.46	06/17/2024
	6,666	(9)	13,334	-	1.47	06/17/2025
	-	(10)	125,000	-	0.93	06/21/2026

Michael Krachon	-	(11)	125,000	-	0.83	03/07/2026
Vice-President of Sales and Marketing

Dwight Babcock,	50,000	(1)	-	-	3.11	08/15/2016
Former Chairman and CEO	100,000	(1)	-	-	0.75	05/13/2018
	200,000	(1)	-	-	0.26	06/01/2019
	100,000	(1)	-	-	1.43	06/30/2020
	100,000	(1)	-	-	0.99	06/07/2021
	50,000	(1)	-	-	0.98	06/27/2022
	50,000	(1)	-	-	0.58	09/05/2023
	50,000	(1)	-	-	2.17	05/20/2024
	50,000	(1)	-	-	1.47	06/17/2025

1)	Represents options issued to Mr. Babcock which were all immediately vested and exercisable. The grant dates are 10 years prior to the expiration date in the table above.
2)	Represents a March 2, 2007 grant, all of which were exercisable as of March 2, 2010.
3)	Represents a June 1, 2007 grant, all of which were exercisable as of June 1, 2010.
4)	Represents a June 30, 2010 grant, all of which were exercisable as of June 30, 2013.
5)	Represents a June 7, 2011 grant, all of which were exercisable as of June 30, 2014.
6)	Represents a June 27, 2012 grant, all of which were exercisable as of June 27, 2015.
7)	Represents a September 6, 2013 grant, one-third of which became exercisable on September 6, 2014, one-third of which became exercisable on September 6, 2015, and the final third will become exercisable on September 6, 2016.
8)	Represents a June 17, 2014 grant, one-third of which became exercisable on June 17, 2015, one-third of which became exercisable on June 17, 2016, and the final third will become exercisable on June 17, 2017.
9)	Represents a June 17, 2015 grant, one-third of which will become exercisable on June 17, 2016, one-third of which became exercisable on June 17, 2017, and the final third will become exercisable on June 17, 2018.
10)	Represents a June 21, 2016 grant, one-fifth of which will become exercisable on June 21, 2017, one-fifth of which will become exercisable on June 21, 2018, one-fifth of which will become exercisable on June 21, 2019, one-fifth of which will become exercisable on June 21, 2020 and the final fifth will become exercisable on June 21, 2021.
11)	Represents a March 7, 2016 grant, one-third of which will become exercisable on March 7, 2017, one-third of which will become exercisable on March 7, 2018, and the final third will become exercisable on March 7, 2019
12)	Represents options issued to Mr. LaVoy which were all immediately vested and exercisable. The grant dates are 10 years prior to the expiration date in the table above.

Option Exercises and Stock Vested

There were no option exercises or stock vesting by named executive officers (NEOs) during fiscal 2016.

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

Fiscal Year 2016 Director Compensation

	Fees earned			Non-equity	Non-qualified
	or paid in	Stock	Option	incentive plan	deferred	All other
	cash	awards	awards	compensation	compensation	compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Alan Hoffmann (1)	20,839	-	28,840	-	-	-	49,679
Michael McCormick	43,500	-	16,400	-	-	-	59,900
Philip Vitale MD	44,000	-	16,400	-	-	-	60,500

(1)       Mr. Hoffmann received payment for his service as a non-employee director beginning when his Board service and service on committees of the Board commenced on January 13, 2016.

During fiscal year 2015, each non-employee director received cash compensation of $2,000 per month. In addition, each non-employee director received $1,000 per Board meeting attended in person or $500 per Board meeting attended via telephone and $500 per committee meeting attended.

Each non-employee director had stock options to purchase shares of the Company's common stock outstanding as of June 30, 2016 as follows - Mr. Hoffmann had stock options to purchase 50,000 shares of common stock, Mr. McCormick had stock options to purchase 50,000 shares of common stock, and Dr. Vitale had stock options to purchase 50,000 shares of common stock.

During the fiscal year 2016, the independent directors received $3,000 per month for their service, until Mr. LaVoy resigned as the Chair of the Audit Committee, he received an additional $1,000 per month for serving in that role. In addition, each non-employee director received $1,000 per Board meeting attended in person or $500 per Board meeting attended via telephone and $500 per committee meeting attended. Employee directors do not receive any compensation for their service on the Board.

Compensation Committee Interlocks and Insider Participation

Other than Mr. LaVoy, no member of the Compensation Committee is or was during fiscal year 2016 an employee, or is or ever has been an officer of the Company. Mr. LaVoy resigned from his position on the Compensation Committee on January 13, 2016 and he was not serving as a member of the Committee at the time of its decisions related to the compensation described in this CD&A. None of our executive officers has served during fiscal year 2016 as a director or a member of the Compensation Committee of another company, other than Mr. LaVoy, who serves as a director of Alanco Technologies, Inc. (OTCBB: ALAN), but does not serve on its Compensation Committee.

Compensation Discussion & Analysis

This Compensation Discussion and Analysis (CD&A) describes IsoRay’s executive compensation program for fiscal year 2016. In particular, this CD&A explains how the Compensation Committee (the Committee) of the Board made 2016 compensation decisions for the following NEOs:

•	Thomas LaVoy - Chairman and Chief Executive Officer
•	Brien Ragle - Chief Financial Officer
•	William Cavanagh - Chief Operating Officer
•	Michael Krachon - Vice President, Sales and Marketing
•	Dwight Babcock - former Chairman and Chief Executive Officer(1)

(1) Mr. Babcock retired from the Company on January 7, 2016. Mr. LaVoy was elected Chairman on January 7 and was appointed Chief Executive Officer effective February 15, 2016. Mr. Cavanagh served as Interim CEO until February 15, 2016.

Our Executive Compensation Program Framework

We design our named executive officer compensation programs to attract, motivate and retain the key executives who drive our success and help us maintain a strong position in our industry. We are committed to industry standards for the region in which we operate for base pay, bonuses and equity awarded to our named executive officers. In addition, we design our executive compensation program to encourage long-term commitment by our named executive officers to IsoRay.

Please read the "Executive Compensation" section of this Annual Report, beginning on page 55. That section of the Annual Report, which includes our named executive officer compensation tables and related narrative discussion, provides historical details on our compensation programs and policies for our named executive officers.

At our fiscal 2014 annual meeting, our shareholders approved our executive compensation program, and the next advisory vote will be held at our annual meeting for fiscal 2017.

Program Objectives

The compensation paid to the Company's named executive officers is intended to align their interests with the long term interests of the Company's shareholders and is based on a pay-for-performance philosophy. It is straightforward, consisting principally of salary, which must be competitive to retain the skills and experience of excellent employees, short-term incentives (quarterly and annual bonuses) and equity compensation to encourage long term commitment and team performance. Not all elements of our compensation package may be provided every year, depending on the performance of the Company and the executive.

We design our executive compensation program to achieve the following objectives:

•	Motivate and reward executives whose knowledge, skills and performance are essential to our success;

•	Align the performance of our executives and the interests of our shareholders;

•	Recruit and retain executive talent; and

•	Support the corporate business strategy by rewarding revenue growth and cost control measures.

We believe our executive compensation program promotes good governance and operates in the best interests of our stockholders; a summary of our compensation governance practices are listed below:

What we do	What we do not do

✓ Place an emphasis on variable compensation, which includes cash incentives that are dependent on the achievement of short-term financial goals, and equity awards that are dependent on stock price	×Offer compensation-related tax gross ups
✓ Use stock options to align our executive’s interests with those of shareholders	×Have any significant perquisites
✓ Have an executive compensation clawback policy to ensure accountability	×Have special retirement programs
✓ Have an independent compensation consultant advising the Compensation Committee	×Reprice or cash out underwater stock options
×Guarantee bonuses

Decision Making Process

Role of the Compensation Committee

The Compensation Committee of our Board has the primary responsibility for determining compensation of our executives. Our Board has determined that each member of our Compensation Committee is “independent” as that term is defined by applicable NYSE MKT rules, and a “non-employee” director as defined under Section 16 of the Exchange Act.

Our Compensation Committee determines all compensation matters for our named executive officers, including base salary, bonuses, and equity compensation. Utilizing input from our Chief Executive Officer, the Compensation Committee makes an independent decision on compensation for each executive officer other than the CEO. The Compensation Committee also primarily relies on the judgment of the Chief Executive Officer in making compensation determinations of our non-executive staff. The primary goal of our Compensation Committee is to closely align the interests of our named executive officers and staff with those of our shareholders. The Compensation Committee assesses performance on a number of subjective and objective factors.

In making decisions regarding executive compensation, our Compensation Committee considers, among other things:

•	Past compensation levels of each executive and the executives as a group;

•	Consistency of current compensation with previous compensation decisions and benchmarks;

•	Existing levels of stock and stock option ownership among our executives, previous stock option grants and vesting schedules to ensure executive retention and alignment with shareholder interests;

•	Results of competitive analyses and recommendations of the Committee’s independent consultant;

•	Management recommendations;

•	General trends in executive compensation; and

•	Meeting ongoing revenue growth and cost control objectives.

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

Role of the Chief Executive Officer

As discussed above, the Chief Executive Officer makes recommendations to the Committee and the full Board for the establishment of performance targets and individual performance objectives for the other NEOs.

The Chief Executive Officer reviews the performance of each of the other NEOs against his objectives and presents his evaluation of such NEO’s performance to the Committee. Decisions regarding individual compensation elements and total compensation are ultimately made by the Committee, using its judgment, focusing primarily on each NEO’s performance against his individual financial and strategic objectives, as well as the Company’s overall performance.

The Committee and the Chief Executive Officer also consider a variety of qualitative factors, including the business environment in which the results were achieved. Therefore, the Chief Executive Officer makes recommendations regarding each of the other NEOs’ compensation based on multiple factors, including the competitive market and Company and individual performance. The Committee ultimately approves all compensation plans for senior management (including for the Chief Executive Officer’s compensation).

The Chief Executive Officer does not participate in the deliberations of the Committee regarding his own compensation.

Role of the Compensation Consultant

Pursuant to its Charter, the Compensation Committee has the authority to engage independent compensation consultants and other professionals to assist in the design, formulation, analysis, and implementation of compensation programs for our executive officers. As described elsewhere in this Form 10-K, during fiscal 2016 the Committee engaged Pearl Meyer to review various elements of the Company’s overall compensation program, including performing reviews of the Company’s 2016 executive compensation plans.

Role of Benchmarking and Peer Groups

As part of our pay philosophy, our executive compensation program is designed to attract, motivate and retain our executives in an increasingly competitive market. To this end, during fiscal 2016 we evaluated industry-specific and general market compensation practices and trends to ensure that our program features and NEO pay opportunities remain appropriately competitive. When determining salaries, target bonus opportunities and long-term incentive grants for NEOs, the Committee considers the performance of the Company and the individual, the nature of an individual’s role within the Company, experience in the officer’s current role, as well as input from its independent compensation consultant, among other variables.

In fiscal 2016, to facilitate its review and determination of executive compensation, the Committee engaged Pearl Meyer to conduct a comprehensive competitive review of our executive compensation program. In connection with this review and in consultation with Pearl Meyer and senior management of the Company, the Committee identified a peer group comprised of healthcare equipment, pharmaceutical and biotechnology companies roughly similar to the Company in revenue size or market capitalization, and focused on cancer treatments to the extent possible; the peer group consists of the 18 companies listed below:

Apricus Biosciences, Inc.	Cytori Therapeutics, Inc.	OncoGenex Pharmaceuticals, Inc.
ArQule Inc.	Fate Therapeutics, Inc.	Onconova Therapeutics, Inc.
Cancer Genetics, Inc.	Fortress Biotech, Inc.	Pieris Pharmaceuticals, Inc.
Capricor Therapeutics, Inc.	GlobeImmune Inc.	Sunesis Pharmaceuticals, Inc.
Cleveland BioLabs, Inc.	Hansen Medical, Inc.	TRACON Pharmaceuticals, Inc.
Cyclacel Pharmaceuticals, Inc.	Northwest Biotherapeutics, Inc.	ViewRay, Inc.

The median (50th percentile) revenue size of the peer group was approximately $6 million, while the median market capitalization was $59 million; IsoRay’s revenue of $5 million and market capitalization of $63 million were roughly at the 41st and 53rd percentiles of the peer group, respectively.

In addition to peer group data, five published or private compensation surveys were also utilized in Pearl Meyer’s 2016 report and comparisons to survey benchmark positions were made based on the Company’s size. Pearl Meyer completed its preliminary review in June 2016 (with identical results later confirmed in July 2016 in its final review) and presented its analysis of the Company’s executive compensation program relative to peer and survey 25th, 50th and 75th percentile levels. Overall, the study suggested that IsoRay’s total direct compensation (base salary, bonus and value of long-term incentives) was generally below the 25th percentile market levels.

Our Executive Compensation Program Framework

Compensation Components

Our executive compensation primarily consists of base salary, bonuses and long-term equity-based compensation.

The factors our Compensation Committee considered for each of our executives in fiscal 2016 included:

•	Overall corporate performance during fiscal 2016 in achieving certain financial objectives and non-financial milestones;

•	The roles and responsibilities of our executives in helping the Company meet these milestones;

•	The additional roles and responsibilities of our executives; and

•	The individual experience and skills of our executives

Base Salary

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

Base salary reflects job responsibilities, value to us and individual performance, taking into consideration the need to attract and retain our executives. We determine salaries for our NEOs initially by reference to each executive’s previous year’s salary. The Compensation Committee determines any increase over these salaries based upon recommendations of our Chief Executive Officer, except in the case of the Chief Executive Officer’s own compensation. The Compensation Committee generally reviews base salaries of our executives annually and adjusts salaries from time to time to realign salaries with perceived market increases and individual performance.

Achievement of individual and corporate accomplishments along with the executive officer’s level of responsibility, competitive factors, the preliminary results of the Pearl Meyer compensation review and our internal policies regarding salary increases were considered regarding fiscal 2016 salary increases.

Merit-based salary increases for fiscal 2016 were 9.2% and 10.4% for Brien Ragle and William Cavanagh, respectively. Additionally, in June 2016, we set the annual base salary for fiscal 2017 for Thomas LaVoy, our Chairman and Chief Executive Officer, at $300,583 (no increase), for Brien Ragle, our Chief Financial Officer, at $149,100, for William Cavanagh, Chief Operating Officer, at $201,700 and for Michael Krachon, our Vice President Sales and Marketing, at $225,000 (no increase).

The Compensation Committee determined not to pay either Mr. LaVoy or Mr. Krachon a salary increase due to the fact that their services in these roles did not begin until February and March 2016, respectively.

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

In fiscal 2015, we implemented a cash incentive plan starting in fiscal 2016 whereby for each fiscal quarter, each named officer (in fiscal 2016, our NEOs were Mr. Ragle, Mr. Cavanagh and Mr. Babcock) had an opportunity to earn a bonus of three percent (3%) of their annual base salary for a fifteen percent (15%) or greater increase in revenue from the prior fiscal year’s comparable quarter. Also, effective for the year ending June 30, 2016, each named officer had an opportunity to earn a bonus of three percent (3%) of their annual base salary for a fifteen percent (15%) or greater increase in revenue over the prior fiscal year.

For fiscal 2016, the Company achieved 15% revenue growth in one of four fiscal quarters. As a result, the following bonuses were paid to our NEOs who were serving as officers during that quarter and are reported in the non-equity incentive compensation column of the Summary Compensation Table of this Form 10-K.

NEO	2016 Bonus ($)
Thomas LaVoy - Chairman and CEO[1]	-
Brien Ragle - CFO	3,900
William Cavanagh - COO	4,893
Michael Krachon - Vice President Sales and Marketing[1]	-
Dwight Babcock - former Chairman and CEO	9,017

(1)         Neither Mr. LaVoy nor Mr. Krachon were serving as executive officers at the time of the one quarter in which revenues increased by fifteen percent (15%).

For fiscal year 2017, the bonus plan was revised such that each named officer has an opportunity to earn a bonus of four percent (4%) of his annual base salary for a twenty percent (20%) or greater increase in revenue from the prior fiscal year’s comparable quarter. Also, effective for the year ending June 30, 2017, each named officer has an opportunity to earn a bonus of four percent (4%) of his annual base salary for a twenty percent (20%) or greater increase in revenue over the prior fiscal year.

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

Historically, the sole form of equity compensation to our executive officers has been stock options, but our recently adopted 2016 Equity Incentive Plan includes stock awards and stock appreciation rights as well. Our Compensation Committee receives preliminary recommendations for equity-based awards from our Chief Executive Officer (excluding the CEO’s own awards). Our Compensation Committee then reviews the recommendations and approves equity-based awards for all of our officers, including our Chief Executive Officer and the other named executive officers.

Stock option awards provide our executive officers with the right to purchase shares of our common stock at a fixed exercise price typically for a period of up to ten years, subject to continued service with us in accordance with the terms of our equity incentive plans, and generally vest over three to five years. We do not grant stock options that have exercise prices below the fair market value of our common stock on the date of grant. We do not reduce the exercise price of stock options if the price of our common stock subsequently declines below the exercise price unless we first obtain shareholder approval. However, we do adjust the exercise price of previously granted stock options to reflect recapitalizations, stock splits, mergers, and similar events as permitted by the applicable stock plans.

We typically grant stock options on an annual basis as part of annual performance reviews of our employees. We grant equity incentive compensation to our executive officers because we believe doing so will motivate our executives by aligning their interest more closely with the interest of our shareholders.

On February 15, 2016, Mr. LaVoy was granted options to purchase 250,000 shares of common stock at an exercise price of $0.69 per share and on March 7, 2016, Mr. Krachon was granted options to purchase 125,000 shares of common stock at an exercise price of $0.83 per share. On June 21, 2016, the Committee approved stock option grants to our named executive officers (other than Mr. Krachon), at an exercise price of $0.93, our closing stock price on June 21, 2016.

NEO	Option grant (# of shares)
Thomas LaVoy - Chairman and CEO	350,000
Brien Ragle - CFO	38,000
William Cavanagh - COO	125,000
Michael Krachon - Vice President Sales and Marketing	125,000

Other Practices, Policies and Guidelines

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

Risks Related to Compensation Policies and Practices

The Compensation Committee has considered whether our overall compensation program for employees in 2016 creates incentives for employees to take excessive or unreasonable risks that could materially harm our Company. We believe that several features of our compensation policies for management employees appropriately mitigate such risks, including a mix of long- and short-term compensation incentives that we believe is properly weighted, our Executive Compensation Clawback Policy and the uniformity of compensation practices across our Company, which the Compensation Committee regards as setting an appropriate level of risk taking for us. We also believe our internal legal and financial controls appropriately mitigate the probability and potential impact of an individual employee committing us to a harmful long-term business transaction in exchange for short-term compensation benefits.

Recoupment Policy

In order to align further management’s interests with the interests of our shareholders and to support good corporate governance practices, the Board has adopted a recoupment policy. Subject to rules of the SEC and NYSE MKT, in the event that we are required to prepare an accounting restatement due to the material noncompliance with any financial reporting requirement under the federal securities laws, we will form a committee of the independent directors to determine whether we will recover from any of our current or former executive officers, as determined in accordance with such rules, who received performance-based compensation (including stock options awarded as compensation) during the period for which we are required to prepare an accounting restatement, based on the erroneous data, in excess of what would have been paid to the executive officer under the accounting restatement. The committee may also take any other actions authorized by our Executive Compensation Clawback Policy.

Employment Agreements

Thomas LaVoy

Mr. LaVoy took office as Chief Executive Officer on February 15, 2016. In connection with his appointment as CEO, the Company entered into an Executive Employment Agreement (LaVoy Agreement) with Mr. LaVoy for an initial term of three years subject to successive one year renewals. Under the LaVoy Agreement, Mr. LaVoy receives an annual salary of $300,000. He was eligible to participate in the bonus plan adopted by the Board in 2015 whereby he was eligible to receive a quarterly bonus of three percent (3%) of his annual salary for any increase in revenue for a fiscal quarter of fifteen percent (15%) or more over the prior year’s corresponding fiscal quarter and an additional annual bonus of three percent (3%) of his annual salary for any fifteen percent (15%) or more annual increase in revenue by the Company over the prior fiscal year. For fiscal year 2017, Mr. LaVoy is eligible to participate in the updated annual bonus plan as described in the Performance Based Annual Bonus section of the Compensation Discussion and Analysis.

Mr. LaVoy received options to purchase 250,000 shares of common stock on February 15, 2016. The options were granted at the closing price of the common stock on that day and vested immediately. On a “change of control” event, as defined in the LaVoy Agreement, all unvested options, if any, including any granted in the future, will become fully vested.

The LaVoy Agreement provides severance pay for the remaining term of the LaVoy Agreement or a one year period, whichever is longer. Mr. LaVoy’s employment may be terminated upon death, disability, by the Company for Cause or by Mr. LaVoy for “Good Reason.” If Mr. LaVoy’s employment is terminated by mutual agreement, by the Company without Cause, or by Mr. LaVoy for “Good Reason,” then he will be paid his unpaid salary, bonus and expenses through the date of termination, in addition to severance pay. If employment terminates for any other reason, then Mr. LaVoy only receives any unpaid salary, bonuses and expenses through the date of termination. “Good Reason” means material adverse change in Mr. LaVoy’s title, authority, duties or responsibilities. Mr. LaVoy is subject to standard confidentiality provisions and a non-compete, non-solicitation covenant for a one year period following termination of employment.

Michael Krachon

Mr. Krachon was hired as Vice President of Sales and Marketing on March 7, 2016. In connection with his hire, the Company entered into an Employment Agreement (Krachon Agreement) with Mr. Krachon for an initial term of three years subject to successive one year renewals. Under the Krachon Agreement, Mr. Krachon receives an annual salary of $225,000. He was also eligible to participate in the bonus plan adopted by the Board in 2015 whereby he was eligible to receive a quarterly bonus of three percent (3%) of his annual salary for any increase in revenue for a fiscal quarter of fifteen percent (15%) or more over the prior year’s corresponding fiscal quarter and an additional annual bonus of three percent (3%) of his annual salary for any fifteen percent (15%) or more annual increase in revenue by the Company over the prior fiscal year. For fiscal year 2017, Mr. Krachon is eligible to participate in the updated annual bonus plan as described in the Performance Based Annual Bonus section of the Compensation Discussion and Analysis.

Mr. Krachon received options to purchase 125,000 shares of common stock on March 7, 2016. The options were granted at the closing price of the common stock on that day and vest in one-third increments on each anniversary of the grant date.

If Mr. Krachon’s employment is terminated by mutual agreement, by the Company without Cause, or by Mr. Krachon for “Good Reason,” then he will be paid his unpaid salary, bonus and expenses through the date of termination, in addition to severance pay for a twelve month period of his monthly compensation as calculated in Section 5(d)(i) of the Krachon Agreement. If employment terminates for any other reason, then Mr. Krachon only receives any unpaid salary, bonuses and expenses through the date of termination. “Good Reason” means material adverse change in Mr. Krachon’s title, authority, duties or responsibilities. Mr. Krachon is subject to standard confidentiality provisions and a non-compete, non-solicitation covenant for a one year period following termination of employment.

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed and discussed the matters contained under the title Compensation Discussion and Analysis of this Report with our management and, based on such review and discussions we recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the Company’s fiscal year ended June 30, 2016.

Respectfully submitted,

Philip Vitale, MD (Chair)

Alan Hoffmann

Michael McCormick

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding the beneficial ownership of the Company's common stock and preferred stock as of September 1, 2016 for (a) each person known by the Company to be a beneficial owner of five percent or more of the outstanding common or preferred stock of the Company, (b) each executive officer, director and nominee for director of the Company, and (c) directors and executive officers of the Company as a group. As of September 1, 2016, the Company had 55,010,619 shares of common stock and 59,065 shares of Series B preferred stock outstanding. Except as otherwise indicated below, the address for each listed beneficial owner is c/o IsoRay, Inc., 350 Hills Street, Suite 106, Richland, Washington 99354.

Common Stock Share Ownership

Name of Beneficial Owner	Common Shares Owned	Common Stock Options(1)	Percent of Class (2)
Thomas LaVoy	143,523	300,000	0.81%
Brien Ragle	-	71,998	0.13%
Alan Hoffmann	-	50,000	0.09%
Michael McCormick	22,000	50,000	0.13%
Philip Vitale M.D.	20,000	50,000	0.13%
William Cavanagh III	-	26,658	0.05%
Michael Krachon	-		0.00%
Directors and Executive Officers as a group	185,523	548,656	1.34%

1)	Only includes those common stock options that could be exercised for common stock within 60 days after September 8, 2016.

2)	Percentage ownership is based on 55,010,619 shares of Common Stock outstanding on September 1, 2016. Shares of Common Stock subject to stock options which are currently exercisable or will become exercisable within 60 days after September 8, 2016 are deemed outstanding for computing the percentage ownership of the person or group holding such options but are not deemed outstanding for computing the percentage ownership of any other person or group.

Series B Preferred Stock Share Ownership

	Series B
	Preferred
	Shares	Percent of
Name of Beneficial Owner	Owned	Class (1)
Aissata Sidibe (2)	20,000	33.86%
William and Karen Thompson Trust (3)	14,218	24.07%
Jamie Granger (4)	10,529	17.83%
Hostetler Living Trust (5)	9,479	16.05%
Leslie Fernandez (6)	3,688	6.24%

(1)	Percentage ownership is based on 59,065 shares of Series B Preferred Stock outstanding on September 8, 2016.
(2)	The address of Aissata Sidibe is 99302 E Sidibe PR SE, Kennewick, WA 99338.
(3)	The address of the William and Karen Thompson Trust is 285 Dondero Way, San Jose, CA 95119.
(4)	The address of Jamie Granger is 53709 South Nine Canyon Road, Kennewick, WA 99337.
(5)	The address of the Hostetler Living Trust is 9327 NE 175th Street, Bothell, WA 98011.
(6)	The address of Leslie Fernandez is 2615 Scottsdale Place, Richland, WA 99352.

No officers or directors beneficially own shares of any class of Preferred Stock.

The “Securities Authorized for Issuance Under Equity Compensation Plans” contained in Item 5 of this Form 10-K is hereby incorporated by reference into this Item 12.

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

As required under SEC rules, transactions that are determined to be directly or indirectly material to the Company or a related party would be disclosed in our Annual Report; however, during our fiscal year ended June 30, 2016, we did not have any related party transactions requiring disclosure under Reg. S-K Item 404.

Director Independence

Using the standards of the NYSE MKT, the Company's Board has determined that Mr. Hoffmann, Mr. McCormick and Dr. Vitale each qualify under such standards as an independent director. Mr. Hoffmann, Mr. McCormick and Dr. Vitale each meet the NYSE MKT listing standards for independence both as a director and as a member of both the Audit Committee and the Compensation Committee. No other directors are independent under these standards.

None of our existing directors were disqualified from independent status under the objective standards of the NYSE MKT other than Mr. LaVoy, who did not qualify as he is an employee director. In reviewing the subjective criteria of “any relationship that would interfere with the exercise of independent judgment” in carrying out the responsibilities of a director, the Board determined that all directors other than Mr. LaVoy met this criteria as well.

With respect to SEC rules related to Audit Committee independence, the Board determined each member of the Committee qualified as independent for Committee service. In particular, the Board considered the marketing services provided to the Company by a company of which Mr. McCormick is a minority owner. As the services involved solely marketing services and not financial advisory services, accounting services, legal services, investment banking services or consulting services, and were for a deliverable work product, the Board determined that Mr. McCormick met the relevant standards for service on the Audit Committee.

The Company did not consider any other relationship or transaction between itself and these independent directors not already disclosed in this Report in making this independence determination.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior three fiscal years to its principal accountant, DeCoria, Maichel & Teague, P.S.:

		For the Year Ended June 30,
		2016	2015	2014

1.	Audit fees	$87,597	$76,566	$63,471
2.	Audit-related fees	-	-	-
3.	Tax fees	11,622	11,988	9,000
4.	All other fees	9,958	-	-

Totals		$109,177	$88,554	$72,471

Audit fees include fees for the audit of our annual financial statements, reviews of our quarterly financial statements, and related consents for documents filed with the SEC, as well as, in fiscal 2014, 2015 and 2016, the fees for the audit of our internal control over financial reporting. Tax fees include fees for the preparation of our federal and state income tax returns. All other fees are from consulting costs created by the review of documents related to equity offerings.

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

The Company's principal accountant, DeCoria, Maichel & Teague, P.S., did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

(Except as otherwise indicated (a) all exhibits were previously filed, (b) all omitted exhibits are intentionally omitted, and (c) all Reports referenced below were filed under SEC file number 001-33407.)

Exhibit #	Description

3.2	Certificate of Designation of Rights, Preferences and Privileges of Series A and B Convertible Preferred Stock, filed with the Minnesota Secretary of State on June 29, 2005, incorporated by reference to Exhibit 3.1 of the Form 8-K filed on August 3, 2005 (File No. 000-14247).
3.3	Restated and Amended Articles of Incorporation, incorporated by reference to Exhibit 3.3 of the Form 10-KSB filed on October 11, 2005 (File No. 000-14247).
3.4	Certificate of Designation of Rights, Preferences and Privileges of Series C Junior Participating Preferred Stock, incorporated by reference to Exhibit 2 of the Company's Registration Statement on Form 8-A filed February 7, 2007 (File No. 000-14247).
3.5	Amended and Restated By-Laws of the Company dated as of January 8, 2008, incorporated by reference to Exhibit 3.5 of the Form 8-K filed on January 14, 2008.
3.6	Certificate of Designation and Preferences, Rights and Limitations of Series D Convertible Preferred Stock dated August 29, 2013 of IsoRay, Inc., incorporated by reference to Exhibit 3.1 of the Form 8-K filed on August 29, 2013.
4.16***	Amended and Restated 2006 Director Stock Option Plan, incorporated by reference to Exhibit 4.13 of the Form S-8/A1 filed on December 18, 2006 (Reg. No. 333-136728).
4.19	Rights Agreement, dated as of February 1, 2007, between the Computershare Trust Company N.A., as Rights Agent, incorporated by reference to Exhibit 1 of the Company's Registration Statement on Form 8-A filed on February 7, 2007 (File No. 000-14247).
4.20	Certificate of Designation of Rights, Preferences and Privileges of Series C Junior Participating Preferred Stock, incorporated by reference to Exhibit 1 to Exhibit 2 of the Company's Registration Statement on Form 8-A filed February 7, 2007 (File No. 000-14247).
4.26	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.26 of the Form 8-K filed on October 13, 2011.
4.32***	2014 Employee Stock Option Plan, incorporated by reference to Exhibit 4.32 of the Form 10-Q filed on May 15, 2014.
4.33***	Form of Stock Option Agreement of IsoRay, Inc., incorporated by reference to Exhibit 4.33 of the Form 10-Q filed on May 15, 2014.
10.3	Royalty Agreement of Invention and Patent Application, dated July 12, 1999 between Lane A. Bray and IsoRay LLC, incorporated by reference to Exhibit 10.3 of the Form SB-2 filed on November 10, 2005 (Reg. No. 333-129646).
10.5	Section 510(k) Clearance from the Food and Drug Administration to market Lawrence CSERION Model CS-1, dated March 28, 2003, incorporated by reference to Exhibit 10.5 of the Form SB-2 filed on November 10, 2005 (Reg. No. 333-129646).
10.10	Registry of Radioactive Sealed Sources and Devices Safety Evaluation of Sealed Source, dated September 17, 2004, incorporated by reference to Exhibit 10.10 of the Form SB-2/A2 filed on April 27, 2006 (Reg. No. 333-129646).
10.18	State of Washington Radioactive Materials License dated October 6, 2005, incorporated by reference to Exhibit 10.18 of the Form SB-2 filed on November 10, 2005 (Reg. No. 333-129646).
10.22	Agreement dated August 9, 2005 between the Curators of the University of Missouri and IsoRay Medical, Inc., incorporated by reference to Exhibit 10.22 of the Form SB-2/A2 filed on April 27, 2006 (confidential treatment granted for redacted portions) (Reg. No. 333-129646).
10.35***	Form of Officer and Director Indemnification Agreement, incorporated by reference to Exhibit 10.35 of the Form SB-2 Post-Effective Amendment No. 2 filed on October 13, 2006 (Reg. No. 333-129646).
10.82	Contract, dated January 12, 2015, by and between IsoRay Medical, Inc. and Joint Stock Company “Institute of Nuclear Materials” (confidential treatment granted for redacted portions); incorporated by reference to Exhibit 10.82 of the Form 10-Q filed May 15, 2015.
10.84	Real Estate Purchase and Sale Agreement dated September 10, 2015, by and between IsoRay Medical, Inc. and The Port of Benton, incorporated by reference to Exhibit 10.84 of the Form 10-K filed on September 14, 2015.
10.85	Contract, dated December 15, 2015 and effective as of December 7, 2015, by and between IsoRay Medical, Inc. and The Open Joint Stock Company ‹‹ Isotope ›› (confidential treatment granted for redacted portions), incorporated by reference to Exhibit 10.85 of the Form 8-K filed December 21, 2015.

10.86	Addendum No. 1, dated December 18, 2015, to Contract, dated January 12, 2015, by and between IsoRay Medical, Inc. and Joint Stock Company ‹‹ Institute of Nuclear Materials ››, incorporated by reference to Exhibit 10.86 of the Form 8-K filed December 31, 2015.
10.87***	Amended and Restated Severance Agreement, Waiver and Release by and among IsoRay Medical, Inc., IsoRay International LLC, IsoRay, Inc., and Dwight Babcock dated January 12, 2016, incorporated by reference to Exhibit 10.87 of the Form 10-Q dated February 9. 2016.
10.88***	Employment Agreement by and between Thomas C. LaVoy and IsoRay, Inc. dated January 13, 2016 with an effective date of February 15, 2016, incorporated by reference to Exhibit 10.88 of the Form 10-Q dated February 9. 2016.
10.89***	IsoRay, Inc. Stock Option Agreement and Notice of Grant of Stock Option to Thomas C. LaVoy, dated February 15, 2016, incorporated by reference to Exhibit 10.89 of the Form 8-K dated February 19, 2016.
10.90***	IsoRay, Inc. 2016 Equity Incentive Plan, incorporated by reference to Appendix A to IsoRay, Inc.’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 29, 2016.
10.91***	IsoRay, Inc. Form of Stock Option Agreement and Notice of Grant of Stock Option for Principal Executive Officer under the 2014 Employee Stock Option Plan, effective June 21, 2016, incorporated by reference to Exhibit 10.1 of the Form 8-K dated June 21, 2016).
10.92***	IsoRay, Inc. Form of Stock Option Agreement and Notice of Grant of Stock Option for Non-PEO Executive Officers under the 2014 Employee Stock Option Plan, effective June 21, 2016, incorporated by reference to Exhibit 10.2 of the Form 8-K dated June 21, 2016).
10.93* ***	Employment Agreement by and between Michael Krachon and IsoRay, Inc. dated effective March 7, 2016.
14.1	Code of Conduct and Ethics, incorporated by reference to Exhibit 14.1 of the Form 10-KSB filed on October 11, 2005. (File No. 000-14247)
14.2	Code of Ethics for Chief Executive Officer & Senior Financial Officers, incorporated by reference to Exhibit 14.2 of the Form 10-KSB filed on October 11, 2005. (File No. 000-14247)
21.1*	Subsidiaries of the Company.
23.1*	Consent of DeCoria, Maichel & Teague, P.S.
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer.
32**	Section 1350 Certifications.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed Herewith
**	Furnished Herewith
***	Denotes Management Contract or Compensatory Plan or Arrangement

Reports on Form 8-K

On April 12, 2016, the Company filed a Current Report on Form 8-K announcing the termination of all agreements related to the GliaSite® Radiation Therapy System.

On May 10, 2016, the Company filed a Current Report on Form 8-K announcing its financial results for the quarter and nine months ended March 31, 2016.

On June 13, 2016, the Company filed a Current Report on Form 8-K announcing the results of the annual shareholder meeting held on Jun e8, 2016, including the adoption of the 2016 Equity Incentive Plan.

On Jun 24, 2016, the Company filed a Current Report on Form 8-K announcing the adoption of new stock option agreement forms under the 2014 Employee Stock Option Plan, and changes to the compensation of certain executive officers.

On July 8, 2016, the Company filed a Current Report on Form 8-K announcing a statement by an executive officer in a local publication.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

IsoRay, Inc. and Subsidiaries

Richland, Washington

We have audited the accompanying consolidated balance sheets of IsoRay, Inc. and Subsidiaries as of June 30, 2016 and 2015 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IsoRay, Inc. and Subsidiaries at June 30, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IsoRay, Inc. and Subsidiaries’ internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 8, 2016 expressed an unqualified opinion thereon.

/s/ DeCoria, Maichel & Teague, P.S.

Spokane, Washington

September 8, 2016

IsoRay, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	June 30,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$10,139,026	$5,226,740
Certificates of deposit (Note 3)	2,247,111	9,362,574
Accounts receivable, net of allowance for doubtful accounts of $30,000 and $30,000, respectively	604,867	1,049,041
Inventory	334,395	403,955
Other receivables	108	19,615
Prepaid expenses and other current assets	303,734	263,597

Total current assets	13,629,241	16,325,522

Property and equipment, net	576,692	574,840
Certificates of deposit, non-current (Note 3)	2,973,348	5,106,775
Restricted cash	181,420	181,262
Inventory, non-current	590,616	569,854
Other assets, net of accumulated amortization	150,533	245,031

Total assets	$18,101,850	$23,003,284

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$610,585	$498,253
Accrued protocol expense	122,156	124,131
Accrued radioactive waste disposal	177,000	129,500
Accrued payroll and related taxes	72,220	212,795
Accrued vacation	111,356	127,515

Total current liabilities	1,093,317	1,092,194

Long-term liabilities:
Warrant derivative liability	27,000	181,000
Asset retirement obligation	580,480	947,849

Total liabilities	1,700,797	2,221,043

Commitments and contingencies (Note 15)

Shareholders' equity:
Preferred stock, $.001 par value; 7,001,671 shares authorized:
Series A: 1,000,000 shares allocated; no shares issued and outstanding	-	-
Series B: 5,000,000 shares allocated; 59,065 shares issued and outstanding	59	59
Series C: 1,000,000 shares allocated; no shares issued and outstanding	-	-
Series D: 1,671 shares allocated; no shares issued and outstanding	-	-
Common stock, $.001 par value; 192,998,329 shares authorized;
55,010,619 and 54,967,559 shares issued and outstanding	55,010	54,968
Treasury stock, at cost, 0 and 13,200 shares, respectively	-	(8,390)
Additional paid-in capital	82,788,299	82,467,111
Accumulated deficit	(66,442,315)	(61,731,507)

Total shareholders' equity	16,401,053	20,782,241

Total liabilities and shareholders' equity	$18,101,850	$23,003,284

The accompanying notes are an integral part of these consolidated financial statements.

IsoRay, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended June 30,
	2016	2015	2014
Product sales, net	$4,769,276	$4,606,539	$4,219,158
Cost of product sales	4,640,122	4,439,146	4,415,629
Gross profit (loss)	129,154	167,393	(196,471)

Operating expenses:
Research and development	528,049	614,771	668,803
Sales and marketing	1,352,735	1,488,456	1,234,725
General and administrative	3,786,657	2,400,353	2,488,219
Change in estimate of asset retirment obligation (Note 9)	(456,284)	-	-
Total operating expenses	5,211,157	4,503,580	4,391,747

Operating loss	(5,082,003)	(4,336,187)	(4,588,218)

Non-operating income (expense):
Interest income	218,145	282,745	12,113
Change in fair value of warrant derivative liability	154,000	374,605	(1,382,134)
Financing and interest expense	(950)	(2,214)	(883)
Non-operating income (expense), net	371,195	655,136	(1,370,904)

Net loss	(4,710,808)	(3,681,051)	(5,959,122)
Preferred stock deemed dividends	-	-	(726,378)
Preferred stock dividends	(10,632)	(10,632)	(10,632)

Net loss applicable to common shareholders	(4,721,440)	(3,691,683)	(6,696,132)
Basic and diluted loss per share	$(0.09)	$(0.07)	$(0.16)
Weighted average shares used in computing net loss per share:
Basic and diluted	55,014,922	54,882,350	42,675,158

The accompanying notes are an integral part of these consolidated financial statements.

IsoRay, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Series B		Series D
	Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Additional Paid-	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Total
Balances at June 30, 2013	59,065	$59	-	$-	34,618,517	$34,618	13,200	$(8,390)	$57,431,293	$(52,091,334)	$5,366,246

Issuance of preferred stock pursuant to underwritten pubic offering, net			1,670	2					1,478,701		1,478,703
Issuance of common stock pursuant to underwritten pubic offering, net					3,800,985	3,801			1,796,788		1,800,589
Conversion of Series D preferred stock to common stock			(1,670)	(2)	3,121,480	3,121			(3,119)		-
Issuance of common stock pursuant to exercise of warrants, net					7,165,443	7,166			7,005,775		7,012,941
Issuance of common stock pursuant to exercise of options					350,983	351			265,963		266,314
Issuance of common stock pursuant to registered pubic offering, net					5,644,300	5,645			13,809,097		13,814,742
Payment of dividend to Preferred shareholders									(10,632)		(10,632)
Share-based compensation									185,987		185,987
Net loss	-	-	-	-	-	-	-	-	-	(5,959,122)	(5,959,122)

Balances at June 30, 2014	59,065	59	-	-	54,701,708	54,702	13,200	(8,390)	81,959,853	(58,050,456)	23,955,768

Issuance of common stock pursuant to exercise of warrants, net					58,947	59			99,585		99,644
Issuance of common stock pursuant to exercise of options					206,904	207			213,041		213,248
Payment of dividend to preferred shareholders									(10,632)		(10,632)
Share-based compensation									205,264		205,264
Net loss	-	-	-	-	-	-	-	-	-	(3,681,051)	(3,681,051)

Balances at June 30, 2015	59,065	59	-	-	54,967,559	54,968	13,200	(8,390)	82,467,111	(61,731,507)	20,782,241

Issuance of common stock pursuant to exercise of options					56,260	42			49,898		49,940
Retirement of treasury stock					(13,200)		(13,200)	8,390	(8,390)		-
Payment of dividend to preferred shareholders									(10,632)		(10,632)
Share-based compensation									290,312		290,312
Net loss	-	-	-	-	-	-	-	-	-	(4,710,808)	(4,710,808)

Balances at June 30, 2016	59,065	$59	-	$-	55,010,619	$55,010	-	$-	$82,788,299	$(66,442,315)	$16,401,053

The accompanying notes are an integral part of these financial statements.

IsoRay, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended June 30,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,710,808)	$(3,681,051)	$(5,959,122)
Adjustments to reconcile net loss to net cash used by operating activities:
Allowance for doubtful accounts	-	(8,607)	(13,992)
Depreciation expense	470,851	576,380	685,396
Loss on equipment disposals	6,512	-	-
Writeoff of inventory associated with discontinued product	72,200	-	-
Amortization of other assets	107,037	36,987	30,189
Change in fair value of warrant derivative liability	(154,000)	(374,605)	1,382,134
Accretion of asset retirement obligation	88,915	81,289	74,318
Change in estimate of asset retirment obligation	(456,284)
Share-based compensation	290,312	205,264	185,987
Changes in operating assets and liabilities:	-
Accounts receivable, gross	444,174	(127,385)	24,723
Inventory	(23,402)	(144,314)	45,834
Other receivables	19,507	33,467	(41,580)
Prepaid expenses and other current assets	(40,137)	(57,550)	(3,167)
Accounts payable and accrued expenses	112,332	(76,602)	142,289
Accrued protocol expense	(1,975)	43,698	55,128
Accrued radioactive waste disposal	47,500	(12,092)	41,592
Accrued payroll and related taxes	(140,575)	(23,487)	108,863
Accrued vacation	(16,159)	6,750	13,187

Net cash used by operating activities	(3,884,000)	(3,521,858)	(3,228,221)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment	(479,215)	(133,305)	(19,029)
Additions to licenses and other assets	(12,539)	(17,942)	(17,758)
Proceeds from maturity of certificates of deposit	15,491,539	15,873,376	-
Purchases of certificates of deposit	(6,133,027)	(10,143,741)	(10,002,912)
Purchases of certificates of deposit, non-current	(109,622)	(4,794,674)	(5,401,398)
Change in restricted cash	(158)	(54)	(59)

Net cash provided (used) by investing activities	8,756,978	783,660	(15,441,156)

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred dividends paid	(10,632)	(10,632)	(10,632)
Proceeds from sales of preferred stock, pursuant to underwritten offering, net	-	-	1,478,703
Proceeds from sales of common stock, pursuant to underwritten offering, net	-	-	1,800,589
Proceeds from sales of common stock, pursuant to registered direct offering, net	-	-	13,814,742
Proceeds from sales of common stock, pursuant to exercise of warrants, net	-	82,249	6,099,807
Proceeds from sales of common stock, pursuant to exercise of options	49,940	213,248	266,314
Net cash provided by financing activities	39,308	284,865	23,449,523

Net increase (decrease) in cash and cash equivalents	4,912,286	(2,453,333)	4,780,146
Cash and cash equivalents, beginning of fiscal year	5,226,740	7,680,073	2,899,927

CASH AND CASH EQUIVALENTS, END OF FISCAL YEAR	$10,139,026	$5,226,740	$7,680,073
Supplemental discolosures of cash flow information:
Cash paid for interest	$950	$2,214	$748

Non-cash investing and financing activities:
Retirement of treasury stock	$8,390	$-	$-
Preferred stock deemed dividends	-	-	(726,378)
Reclassification of derivative warrant liability to equity upon exercise	-	17,395	(913,134)
Reclassification of convertible preferred stock to common stock upon conversion	-	-	(1,478,703)

The accompanying notes are an integral part of these consolidated financial statements.

IsoRay, Inc.

Notes to Consolidated Financial Statements

For the years ended June 30, 2016, 2015 and 2014

1.	Organization

IsoRay, Inc. was incorporated in Minnesota in 1983. On July 28, 2005, IsoRay Medical, Inc. (Medical) became a wholly-owned subsidiary of IsoRay, Inc. (formerly known as Century Park Pictures Corporation) pursuant to a merger. Medical was formed under Delaware law on June 15, 2004 and on October 1, 2004 acquired two affiliated predecessor companies which began operations in 1998. Medical, a Delaware corporation, develops, manufactures and sells isotope-based medical products and devices for the treatment of cancer and other malignant diseases. Medical is headquartered in Richland, Washington.

IsoRay International LLC (International), a Washington limited liability company, was formed on November 27, 2007 and is a wholly-owned subsidiary of the IsoRay, Inc. International has entered into various international distribution agreements.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP), and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (collectively the Company). All significant inter-company transactions and balances have been eliminated in consolidation.

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

The cost of materials and production costs contained in inventory that are not useable due to the passage of time, and resulting loss of bio-effectiveness, are written off to cost of product sales at the time it is determined that the product is no longer useable. Materials contained in inventory that are components of a discontinued product are classified as a non-recurring charge to general and administrative expense.

Property and Equipment

Fixed assets are capitalized and carried at cost less accumulated depreciation. Normal maintenance and repairs are charged to expense as incurred. When any assets are sold or otherwise disposed of, the cost and accumulated depreciation are reversed with any resulting gain or loss being recognized on the consolidated statement of operations.

Depreciation is computed using the straight-line method over the following estimated useful lives:

Production equipment	3 to 7 years
Office equipment	2 to 5 years
Furniture and fixtures	2 to 5 years

Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset.

Management periodically reviews the net carrying value of all of its long-lived assets on an asset by asset basis. An impairment loss is recognized if the carrying amount of a defined asset group is not recoverable and exceeds its fair value.

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

Financial Instruments

The Company discloses the fair value of financial instruments, both assets and liabilities, recognized and not recognized in the balance sheet, for which it is practicable to estimate the fair value. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced liquidation sale. At June 30, 2016 and 2015, the carrying value of financial instruments which include certificates of deposit and restricted cash, approximated fair value.

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

At June 30, 2016 and 2015, there were no assets or liabilities measured at fair-value on a recurring basis which were measured using Level 3 inputs. The Company had a single liability, the derivative warrant liability, which was measured at fair value on a recurring basis using Level 2 inputs during the years ended June 30, 2016, 2015 and 2014. Certain assets and liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). With the exception of the asset retirement obligation (Note 9), the Company had no assets or liabilities measured at fair value on a nonrecurring basis during the three years ended June 30, 2016.

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at June 30, 2016
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$10,139,026	$10,139,026	$-	$-
Warrant derivative liability	27,000	-	27,000	-

	Fair value at June 30, 2015
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$5,226,740	$5,226,740	$-	$-
Warrant derivative liability	181,000	-	181,000	-

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

	For the Years Ended June 30,
	2016	2015	2014
Advertising and marketing costs expensed (including tradeshows)	$157,347	$151,197	$114,313

	At June 30,
	2016	2015
Prepaid marketing expenses deferred until event occurs	$12,222	$9,600

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

Securities that could be dilutive in the future are as follows:

	June 30,
	2016	2015	2014
Preferred stock	59,065	59,065	59,065
Common stock warrants	230,087	385,800	444,747
Common stock options	2,925,059	2,418,282	2,314,422
Total potential dilutive securities	3,214,211	2,863,147	2,818,234

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

In July 2015, the FASB issued ASU No. 2015-11: Inventory. The guidance requires an entity’s management to measure inventory within the scope of this ASU at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early application is permitted.  The Company is currently evaluating the new standard and its impact on the Company's consolidated financial statements.

In November 2015, the FASB issued an ASU 2015-17 to simplify the balance sheet classification of deferred taxes. This update requires all deferred tax assets and liabilities to be reported as non-current in the consolidated balance sheets. This update will be effective as of the beginning of fiscal 2018. This update is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 Leases (Subtopic 842), which will require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by most leases. The update is effective for annual and interim reporting periods beginning after December 15, 2018. We are currently evaluating the impact of the guidance on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

3.	Certificates of deposit

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

CDARs held by the Company at June 30, 2016 and 2015 are as follows:

	Under 90	91 days to	Six months to	Greater
	days	six months	1 year	than 1 year
CDARS, as of June 30, 2016	$	$	$2,247,111	$2,973,348
CDARS, as of June 30, 2015	$3,523,167	$500,064	$5,339,343	$5,106,775

4.	Inventory

Inventory consisted of the following:

	June 30,
	2016	2015
Raw materials	$155,178	$143,669
Work in process	160,936	204,760
Finished goods	18,281	55,526
Total inventory	$334,395	$403,955

	June 30,
	2016	2015
Enriched barium, non-current	$469,758	$469,758
Raw materials, non-current	120,858	100,096
Total inventory, non-current	$590,616	$569,854

Inventory, non-current is raw materials that were ordered in quantities to obtain volume cost discounts which based on current and anticipated sales volumes will not be consumed within an operating cycle and the enriched barium which will only be utilized if required to obtain volumes of isotope not able to be purchased from an existing source in the short or long-term. Management does not anticipate the need to utilize the enriched barium within the current operating cycle. As of March 2016, the Company discontinued the GliaSite® RTS product line resulting in a write-off of GliaSite® RTS related inventory totaling $72,200.

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30,
	2016	2015
Prepaid insurance	$46,108	$30,578
Other prepaid expenses	230,933	206,326
Other current assets	26,693	26,693
	$303,734	$263,597

6.	Property & Equipment

	June 30,
	2016	2015
Land	$168,459	$-
Equipment	3,605,815	3,553,774
Leasehold improvements	4,129,977	4,129,977
Other[1]	213,567	5,925
Property and equipment	8,117,818	7,689,676
Less accumulated depreciation	(7,541,126)	(7,114,836)
Property and equipment, net	$576,692	$574,840

1 – Plant and equipment, not placed in service are items that meet the capitalization threshold or which management believes will meet the threshold at the time of completion and which have yet to be placed into service as of the date of the balance sheet. Also included at June 30, 2016 are costs associated with advance planning and design work on the Company’s new production facility.

	Year Ended June 30,
	2016	2015	2014
Depreciation expense	$470,851	$576,380	$685,396

During fiscal 2016 the Company disposed of $51,071 in equipment. Of the $51,071, a total of $43,411 was equipment used in connection with the discontinued GliaSite® RTS product, the remaining $7,660 was equipment no longer in service. During the fiscal 2015, the Company disposed of $10,359 of fully depreciated equipment no longer in service. During the fiscal 2014, the Company disposed of $59,723 of fully depreciated equipment no longer in service. For fiscal 2016 a loss of $6,512 was recognized on the GliaSite® RTS equipment dispositions. No other gains or losses were recognized during fiscal years 2016, 2015 or 2014 on asset disposals as those assets were fully depreciated and had no salvage value.

7.	Restricted Cash

The Washington Department of Health requires the Company to provide collateral for the decommissioning of its facility. To satisfy this requirement, the Company has a certificate of deposit (CD) with a balance $181,420. The CD has an original maturity of twelve months but is termed restricted cash and classified as a long-term asset as the Company does not anticipate decommissioning the facility until the end of the current lease. The current lease expires April 30, 2019. Interest earned on the CD is rolled-over at the maturity of the CD and becomes part of the restricted cash balance. The cash will become unrestricted following the decommissioning of the facility and the release of the facility by the Washington Department of Health back to the landlord.

8.	Other Assets, net

Other assets, net of accumulated amortization consisted of the following:

	June 30,
	2016		2015
Deferred charges	$		$46,541
Patents and trademarks, net of accumulated amortization of $215,497 and $134,559, respectively.		150,533	198,490
		$150,533	$245,031

	Year Ended June 30,
	2016	2015	2014
Amortization expense on patents and trademarks	$17,176	$25,226	$18,468

Change in estimate on patents and trademarks[1]	63,762	-	-

Total amortization expense	$80,938	$25,226	$18,468

Future amortization is expected to be as follows:
FY2017	$17,612
FY2018	17,152
FY2019	16,905
FY2020	16,368
FY2021	16,368
Thereafter	66,128
$150,533

[1] –	The change in estimate is the result of the review of information contained in the amortization assumptions which is based on new information resulted in a non-recurring change in the amortization expense.

9.	Asset Retirement Obligation

The Company has an asset retirement obligation (ARO) associated with the facility it currently leases.

The ARO changed as follows:

	Year Ended June 30,
	2016	2015
Beginning balance	$947,849	$866,560
Accretion of discount	88,915	81,289
Gain on change in ARO estimate	(456,284)	81,289
Ending balance	$580,480	$947,849

The original facility lease was scheduled to expire in the fourth quarter 2016. Upon the end of the original lease term, the initial asset retirement estimate was fully accreted and the related ARO asset was fully amortized. During the year ended June 30, 2016, the Company extended the lease term an additional three years thus extending the time before asset retirement costs would be incurred. In addition, management determined that the estimated cost to retire the facility was less than the original estimate. Both of these factors resulted in a decrease in the ARO balance to a fair value of $580,480 and the Company recognized a gain on change in the estimate of $456,284 for the year ended June 30, 2016. The fair value was calculated using the expected present value valuation method with the following Level 3 inputs: estimated retirement cost of $650,000, an inflation factor of 1.1%, and a credit-adjusted risk free rate of 5.1%

10.	Share-Based Compensation

The Company currently provides share-based compensation under three equity incentive plans approved by the Board of Directors:

▪	Amended and Restated 2006 Director Stock Option Plan (2006 Director Plan);
▪	2014 Employee Stock Option Plan (2014 Employee Plan); and,
▪	2016 Equity Incentive Plan (2016 Incentive Plan).

The 2006 Director Plan allows the Board of Directors to grant options to purchase up to 1,000,000 shares of common stock to directors of the Company. The plan expired on August 16, 2016.

The 2014 Employee Plan allows the Board of Directors to grant options to purchase up to 2,000,000 shares of common stock to officers, employees and consultants of the Company.

The 2016 Equity Incentive Plan allows the Board of Directors to grant up to 4,000,000 shares of common stock to directors, officers, employees and consultants in a combination of equity incentive forms including incentive stock options (ISO), non-qualified stock options (NQSO), stock appreciation right (SAR) or restricted shares (RSU) of common stock. Options granted under all of the Plans have a ten year maximum term, an exercise price equal to at least the fair market value of the Company's common stock (based on the trading price on the NYSE MKT) on the date of the grant, and with varying vesting periods as determined by the Board.

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

The weighted average fair value of stock option awards granted and the key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows:

	For the Year Ended June 30,
	2016	2015	2014
Weighted average fair value	$0.60	$1.11	$1.28
Options issued	1,185,500	395,000	430,000
Exercise price	$0.64 to $1.53	$1.47	$0.58 to $2.46
Expected term (in years)	1 to 5	4 to 5	4 to 5
Risk-free rate	0.51% to 1.62%	1.42% to 1.65%	1.48% to 1.85%
Volatility	106% - 118%	107%	106% to 132%

The following table presents the share-based compensation expense:

	For the Year Ended June 30,
	2016	2015	2014
Cost of product sales	$70,842	$44,798	$17,818
Research and development expense	14,266	17,107	13,486
Sales and marketing expense	23,459	11,608	3,588
General and administrative expense	181,745	131,751	151,095
Total share-based compensation	$290,312	$205,264	$185,987

The total value of the stock options awards is expensed ratably over the vesting period of the employees receiving the awards. As of June 30, 2016, total unrecognized compensation cost related to stock-based options and awards was $787,245 and the weighted-average period over which it is expected to be recognized is approximately 1.90 years.

A summary of stock option information within the Company's share-based compensation plans during the fiscal years is presented below:

	Options
	Outstanding	Price (a)	Life (b)	Value (c)
Balance at June 30, 2013	2,305,072	$1.83	4.93	$115,302
Granted (d)	380,000	1.81
Expired/Forfeited	(19,667)	0.61
Exercised	(350,983)	0.76
Balance at June 30, 2014	2,314,422	$2.00	4.69	$3,186,916
Granted (d)	395,000	1.41
Expired/Forfeited	(84,236)	4.15
Exercised	(206,904)	1.03
Balance at June 30, 2015	2,418,282	$1.91	4.71	$691,789
Granted (d)	1,185,500	.87
Expired	(459,594)	3.48
Forfeited	(162,869)	1.67
Exercised	(56,260)	.89
Balance at June 30, 2016	2,925,059	$1.21	6.93	$262,557

Vested and expected to vest at June 30, 2016	2,686,525	$1.20	6.88	$256,233

Exercisable at June 30, 2016	2,561,194	$1.18	6.73	$250,373

(a)	Weighted average exercise price per share.
(b)	Weighted average remaining contractual life.
(c)	Aggregate intrinsic value.
(d)	All options granted had exercise prices equal to or greater than the ending closing market price of the Company's common stock on the grant date. The options were granted to employees and management by the Board of Directors and had vesting periods from immediate to five years.

	For the Year Ended June 30,
	2016	2015	2014
Aggregate intrinsic value of options exercised	$24,595	$306,620	$548,928

The Company's current policy is to issue new shares to satisfy option exercises.

11.	Shareholders’ Equity

The authorized capital structure of the Company consists of $.001 par value preferred stock and $.001 par value common stock.

Preferred Stock

The Company's Articles of Incorporation authorize 7,001,671 shares of $0.001 par value preferred stock available for issuance with such rights and preferences, including liquidation, dividend, conversion, and voting rights, as described below.

Series A

At June 30, 2016 and 2015, there were 1,000,000 Series A preferred stock shares allocated with no shares issued and outstanding.

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

On December 10, 2015, the Board of Directors declared a dividend on the Series B Preferred Stock of all outstanding and cumulative dividends through December 31, 2014. The total dividends of $10,632 were paid as of December 31, 2015. At June 30, 2016, there were 59,065 Series B preferred shares outstanding and cumulative dividends in arrears were $5,316 and upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the assets of the Company legally available for distribution, if any, shall be distributed ratably first, to the holders of the Series A Preferred Stock, second, to the holders of the Series B Preferred Stock, third, to the Series C preferred shareholders, and fourth, to the Series D preferred shareholders on an “as converted” basis on parity with the holders of the Common Stock.

Series C

At June 30, 2016 and 2015, there 1,000,000 Series C preferred stock shares allocated with no shares issued and outstanding.

Series D

Established in August 2013, Series D preferred shares are entitled to dividends in the same form as dividends actually paid on shares of common stock. Additionally, the Company shall not pay any dividends on shares of common stock (other than dividends in the form of common stock) unless the holders of Series D Convertible Preferred Stock shall first receive dividends on shares of Series D Convertible Preferred Stock held by them (on an as-if-converted-to-common-stock-basis) in an amount equal to and in the same form as any such dividends (other than dividends in the form of common stock) to be paid on shares of common stock. Except as required by law, shares of Series D Convertible Preferred Stock shall not have the right to vote on any matter other than those set forth in the Certificate of Designation with the potential to specifically adversely affect the Series D Convertible Preferred Stock. Series D Convertible Preferred shares are convertible into shares of common stock at the rate of 1,869.15 shares of common stock for each share of Series D Convertible Preferred Stock at any time at the option of the holder, provided that the holder will be prohibited from converting shares of Series D Convertible Preferred Stock into shares of our common stock if, as a result of the conversion, the holder, together with its affiliates, would beneficially own more than 9.99% of the total number of shares of our common stock then issued and outstanding, which is referred to herein as the “Beneficial Ownership Limitation”. At June 30, 2016 and 2015, respectively, there were no shares of Series D Convertible Preferred Stock outstanding.

In addition to the previously outstanding shares of common stock and Series B preferred stock, the Company had the following transactions that affected shareholders' equity during the fiscal years ended June 30, 2016, 2015 and 2014.

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

Warrants

Warrant derivative liability

Based on the guidance contained in ASC 815 “Derivatives and Hedging”, management has concluded that the warrants issued in the 2011 offering should be classified as a derivative liability and has recorded a liability at fair value.

Change in fair value of the warrant derivative liability is as follows:

	For the Year Ended June 30,
	2016	2015	2014
Change in fair value of the warrant derivative liability	$154,000	$374,605	$(1,382,134)

A summary of the change in fair value of derivative warrant liability is as follows for the fiscal years presented.

	Quantity[1]	Amount
Balance at June 30, 2013	713,601	$104,000
Change in fair value	1,382,000
Warrants corrected	10,869	-
Warrants redeemed in cashless exercise	(22,472)	-
Warrants exercised	(463,702)	(913,000)
Balance at June 30, 2014	238,296	$573,000
Change in fair value	(374,605)
Warrants exercised	(13,209)	(17,395)
Balance at June 30, 2015	225,087	$181,000
Change in fair value		(154,000)
Balance at June 30, 2016	225,087	$27,000

The following table summarizes the activity of all stock warrants and weighted average exercise prices including the derivative warrants discussed above.

	Warrants	Price (a)
Balance at June 30, 2013	1,957,033	$1.38
Corrections	26,939	1.31
Warrants redeemed in cashless exercise	(22,520)	0.96
Warrants exercised	(7,165,443)	0.86
Warrants granted	5,648,738	0.72
Balance at June 30, 2014	444,747	1.43
Warrants exercised	(58,947)	1.38
Balance at June 30, 2015	385,800	1.22
Warrants expired	(155,713)	1.63
Balance at June 30, 2016	230,087	$.94

(a)	Weighted average exercise price per share.

The following table summarizes additional information about the Company’s common warrants outstanding as of June 30, 2016:

Number of	Range of	Expiration
Warrants	Exercise Prices[1]	Date
199,437	0.94	October 2016
25,650	0.94	December 2016
5,000	0.98	June 2017
230,087

1 – Exercise prices have been rounded to the nearest whole cent.

12.	Income Taxes

Due to net losses, the Company did not record an income tax provision or benefit for the years ending June 30, 2016, 2015 and 2014.

The significant deferred tax components using a 35% federal income tax rate for the years ended June 30, 2016 and 2015 are as follows (rounded):

	As of June 30,
	2016	2015
Fixed assets	$610,000	$546,000
Share-based compensation	545,000	443,000
Reserves	13,000	11,000
Other accruals	119,000	85,000
Asset retirement obligation	203,000	332,000
Net operating loss carryforwards	19,110,000	17,508,000
Total deferred tax assets	20,600,000	18,925,000
Valuation allowance	(20,600,000)	(18,925,000)
Total	$-	$-

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to 100% of the net deferred tax asset has been recorded at both June 30, 2016 and 2015.

The Company has federal net operating loss carryforwards of approximately $55 million on June 30, 2016 that can be used to offset future regular taxable income. These net operating loss carryforwards expire at various times through the years 2027 to 2035.

The Company's statutory rate reconciliation is as follows:

	For the year ended June 30,
	2016	2015	2014
Expected income tax benefit base on statutory rate of 35%	$(1,649,000)	$(1,288,000)	$(2,086,000)
Meals and entertainment	7,000	10,000	10,000
Non-deductible penalties	21,000	19,000	9,000
Warrant derivative liability	(54,000)	(131,000)	484,000
Valuation allowance	1,675,000	1,390,000	1,583,000
Income tax expense (benefit)	$-	$-	$-

The Company has reviewed the tax positions taken and concluded that it does not have to book a liability for uncertain tax positions.

Management has determined that the Company and its subsidiaries Medical and International are subject to examination of their income tax filings in the United States and state jurisdictions for the 2014 through 2016 tax years.

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

14.	Distribution Agreements

On June 18, 2014, the Company entered into an agreement with MedikorPharma-Ural LLC as the distributor in the Russian Federation. The agreement provides the distributor with the ability to sell the entire product line in the Russian Federation. The Company has terminated its agreement with the German distributor for distribution of the GliaSite® RTS whose market included Germany, Austria, Switzerland and Luxembourg. The Company reached agreement with a distributor for Greece during the fiscal year 2013 and has actively supported this distributor in achieving regulatory clearance in its distribution market. The agreement with the distributor for Greece was effective on May 1, 2013 but has now expired with no sales. The Company has been actively supporting a potential distributor through the regulatory clearance process in its distribution markets which include Italy and Switzerland. The Company and the distributor executed the distribution agreement on August 1, 2016. The agreement has a one-year initial term with two additional one-year terms which automatically renew unless either party invoke their right to terminate earlier under the provisions of the agreement.

15.	Commitments and Contingencies

Royalty Agreement for Invention and Patent Application

A former employee and shareholder of the Company previously assigned his rights, title and interest in an invention to IsoRay Products LLC (a predecessor company) in exchange for a royalty equal to 1% of the Gross Profit, as defined, from the sale of "seeds" incorporating the technology. The patent and associated royalty obligations were transferred to the Company in connection with the merger transaction.

The Company must also pay a royalty of 2% of Gross Sales, as defined, for any sub-assignments of the aforesaid patented process to any third parties. The royalty agreement will remain in force until the expiration of the patents on the assigned technology, unless earlier terminated in accordance with the terms of the underlying agreement.

During fiscal years 2016, 2015 and 2014, the Company recorded royalty expenses of $18,317, $14,448, and $10,106, respectively.

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

Isotope Purchase Agreement

In December 2015, the Company completed negotiations with The Open Joint Stock Company (located in Russia) for the purchase of Cs-131 manufactured by the Institute of Nuclear Materials. The total purchase agreement, worth approximately $1 million, provides the Company with one year’s supply of Cs-131. The agreement expires on March 31, 2017. Approximately $590,000 in future payments remain at the end of fiscal 2016.

Operating Lease Agreements

The Company leases office and laboratory space and production and office equipment under non-cancelable operating leases. The lease agreements require monthly lease payments and expire on various dates through April 2019 (including renewal dates). In April 2016, the Company agreed to a modification which became effective May 1, 2016. The lease modification included a contractually permitted rent increase which is based on a CPI index which was 0.7%. This current lease expires April 30, 2019. Future minimum lease payments under operating leases are as follows:

Year ending June 30,	Amount
2017	$282,484
2018	282,484
2019	235,403
$800,371

	For the Year Ended June 30,
	2016	2015	2014
Rental expense	$292,350	$280,007	$276,395

Royalty Agreements for Licensed Intellectual Property related to the GliaSite® RTS

In June 2011 the Company entered into a license agreement with Dr. Reddy’s Laboratory Ltd for the exclusive use of its intellectual property related to the GliaSite® Radiation Therapy System (GliaSite® RTS). In April 2016 the Company provided to Dr. Reddy’s Laboratory Ltd notice of intent to terminate the license agreement. The license agreement termination was effective June 30, 2016. A final prorated royalty payment of $15,000 was paid as of June 30, 2016.

The Company recorded royalty expenses related to the licensed intellectual property utilized in the manufacture and sale of the GliaSite® RTS.

	For the Year Ended June 30,
	2016	2015	2014
Royalty expense	$27,500	$20,138	$20,366

In June 2010 the Company entered into a license agreement with Hologics, Inc. for the exclusive use of its intellectual property related to Iotrex®, which is a component of the GliaSite® RTS. In April 2016 the Company provided to Hologics, Inc a notice of intent to terminate the license agreement. The license agreement termination was effective July 11, 2016. A final royalty payment of $359 was paid as of June 30, 2016.

The Company recorded royalty expenses related to the licensed intellectual property utilized in the manufacture and sale of the Iotrex®.

	For the Year Ended June 30,
	2016	2015	2014
Royalty expense	$-	$898	$2,214

Class Action Lawsuit Related to Press Release

On May 22, 2015, the first of three lawsuits was filed against IsoRay, Inc. and two of its officers – Dwight Babcock (the Company’s retired CEO) and Brien Ragle, CFO – related to a press release on May 20, 2015 regarding a May 19 online publication of the peer-reviewed article in the journal Brachytherapy titled “Analysis of Stereotactic Radiation vs. Wedge Resection vs. Wedge Resection Plus Cesium-131 Brachytherapy in Early-Stage Lung Cancer” by Dr. Bhupesh Parashar, et al.  The lawsuits are class actions alleging violations of the federal securities laws.  By Order dated August 17, 2015, all of the pending lawsuits were consolidated into one case – In re IsoRay, Inc. Securities Litigation; Case No. 4:15-cv-05046-LRS, in the US District Court for the Eastern District of Washington.  On October 16, 2015, an amended complaint was filed with more detailed allegations relating to alleged violations of federal securities laws.  On December 15, 2015, IsoRay filed a motion to dismiss the complaint altogether.  On June 1, 2016, the court entered an order denying IsoRay's motion to dismiss, holding that the complaint's allegations, if accepted as true, state a plausible claim to relief.  The order did not adjudicate the merits of the lawsuit.  No other issues were decided in the ruling.   On June 15, 2016, IsoRay filed their answer to the amended complaint.  Lead Plaintiffs motion for class certification is due to be filed no later than January 5, 2017.  As of this filing, a ten-day jury trial is scheduled for June 18, 2018 along with a timeline for pre-trial actions by both IsoRay and the Lead Plaintiffs.  Management believes this suit is without merit and will continue to defend against it vigorously.  Securities litigation is a lengthy, costly and unpredictable process.  Currently management does not believe that a loss resulting from these claims is probable or reasonably estimable in amount.  However, failure by IsoRay to obtain a favorable resolution of the claims set forth in the complaint could have a material adverse effect on our business, results of operations and financial condition.

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

On May 12, 2016, the scheduled hearing on the IsoRay, Inc. motion to dismiss the securities lawsuit against the Company was held at the United States District Court for the Eastern District of Washington in Yakima, WA before Senior Judge Lonny R. Suko.

On June 1, 2016, Judge Suko entered an order denying IsoRay's motion to dismiss.  The order did not adjudicate the merits of the lawsuit.  No other issues were decided in the ruling.  A trial date has not yet been set.

On June 15, 2016, IsoRay filed its answer to the amended complaint. Lead plaintiffs’ motion for class certification is due to be filed no later than January 5, 2017. A ten-day jury trial has been scheduled for June 18, 2018, along with a timeline for pre-trial actions by both IsoRay and the lead plaintiffs.

Management believes that this suit is without merit and will continue to defend it vigorously in the court of law.  Therefore, we have not recorded a liability relating to the litigation as of June 30, 2016.

Property Transaction between Medical and The Port of Benton

On September 10, 2015, the Company’s operating subsidiary, Medical, entered into a Real Estate Purchase and Sale Agreement with The Port of Benton (Port), a municipal corporation of the State of Washington. The Agreement is for the sale of undeveloped real property of approximately 4.2 acres located adjacent to the Company’s existing manufacturing facility and corporate offices. Medical finalized the purchase of the land in the third quarter of fiscal 2016 and is approximately 90% complete with design work on a new production facility as of the date of this Report.

The Port Commissioners amended at their monthly meeting the Development Plan with construction to start on or before January 31, 2017. The Company remains obligated to complete construction of the facility within 12 months of breaking ground on the project.

Medical is bound to comply with a Development Plan for a ten-year period, the requirements of which include but are not limited to:

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

Employment Agreements

Thomas LaVoy

Mr. LaVoy took office as Chief Executive Officer on February 15, 2016. In connection with his appointment as CEO, the Company entered into an Executive Employment Agreement (LaVoy Agreement) with Mr. LaVoy for an initial term of three years subject to successive one year renewals. Under the LaVoy Agreement, Mr. LaVoy receives an annual salary of $300,000. He participated in the bonus plan adopted by the Board in 2015 whereby he was eligible to receive a quarterly bonus of three percent (3%) of his annual salary for any increase in revenue for a fiscal quarter of fifteen percent (15%) or more over the prior year’s corresponding fiscal quarter and an additional annual bonus of three percent (3%) of his annual salary for any fifteen percent (15%) or more annual increase in revenue by the Company over the prior fiscal year and as subsequently modified in future years by the Compensation Committee.

Mr. LaVoy received options to purchase 250,000 shares of common stock on February 15, 2016. The options were granted at the closing price of the common stock on that day and vested immediately. On a “change of control” event, as defined in the LaVoy Agreement, all unvested options, if any, will become fully vested.

The LaVoy Agreement provides severance pay for the remaining term of the LaVoy Agreement or a one year period, whichever is longer. Mr. LaVoy’s employment may be terminated upon death, disability, by the Company for Cause or by Mr. LaVoy for “Good Reason.” If Mr. LaVoy’s employment is terminated by mutual agreement, by the Company without Cause, or by Mr. LaVoy for “Good Reason,” then he will be paid his unpaid salary, bonus and expenses through the date of termination, in addition to severance pay. If employment terminates for any other reason, then Mr. LaVoy only receives any unpaid salary, bonuses and expenses through the date of termination. “Good Reason” means material adverse change in Mr. LaVoy’s title, authority, duties or responsibilities. Mr. LaVoy is subject to standard confidentiality provisions and a non-compete, non-solicitation covenant for a one year period following termination of employment.

Michael Krachon

Mr. Krachon was hired as Vice President of Sales and Marketing on March 7, 2016. In connection with his hire, the Company entered into an Employment Agreement (Krachon Agreement) with Mr. Krachon for an initial term of three years subject to successive one year renewals. Under the Krachon Agreement, Mr. Krachon receives an annual salary of $225,000. He also participated in the bonus plan adopted by the Board in 2015 whereby he was be eligible to receive a quarterly bonus of three percent (3%) of his annual salary for any increase in revenue for a fiscal quarter of fifteen percent (15%) or more over the prior year’s corresponding fiscal quarter and an additional annual bonus of three percent (3%) of his annual salary for any fifteen percent (15%) or more annual increase in revenue by the Company over the prior fiscal year and as subsequently modified in future years by the Compensation Committee.

Mr. Krachon received options to purchase 125,000 shares of common stock on March 7, 2016. The options were granted at the closing price of the common stock on that day and vest in one-third increments on each anniversary of the grant date.

The Krachon Agreement provides severance pay for a one year period. Mr. Krachon’s employment may be terminated upon death, disability, by the Company for Cause or by Mr. Krachon for “Good Reason.” If Mr. Krachon’s employment is terminated by mutual agreement, by the Company without Cause, or by Mr. Krachon for “Good Reason,” then he will be paid his unpaid salary, bonus and expenses through the date of termination, in addition to severance pay. If employment terminates for any other reason, then Mr. Krachon only receives any unpaid salary, bonuses and expenses through the date of termination. “Good Reason” means material adverse change in Mr. Krachon’s title, authority, duties or responsibilities. Mr. Krachon is subject to standard confidentiality provisions and a non-compete, non-solicitation covenant for a one year period following termination of employment.

16.	Concentrations of Credit and Other Risks

The Company's financial instruments that were exposed to concentrations of credit risk consist primarily of cash and cash equivalents, certificates of deposit, accounts receivable and certificates of deposit, non-current.

The Company's certificates of deposit and certificates of deposit, non-current are maintained in the Certificate of Deposit Account Registry Service (CDARS®) through Alliance Bank of Arizona and at Columbia State Bank at June 30, 2016. The CDARS system provides the Company access to Federal Deposit Insurance Corporation (FDIC) guarantees on multi-million dollar CD deposits through a single financial institution.

The Company's cash and cash equivalents were maintained with high-quality financial institutions at June 30, 2016 and 2015, respectively. The accounts are guaranteed by the (FDIC) up to $250,000. At June 30, 2016 and 2015, respectively, all cash balances were guaranteed by the FDIC.

Two groups of customers, facilities or physician practices have revenues that aggregate to greater than 10% of total Company product sales:

	Year ended June 30,
Facility	2016 % of total revenue	2015 % of total revenue	2014 % of total revenue
El Camino, Los Gatos, & other facilities[1]	24.20%	24.16%	26.75%
Bon Secours DePaul and Maryview Medical Center[2]	9.03%	11.72%	6.51%

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

17.	Related Party Transactions

During the fiscal years 2016, 2015 and 2014, the Company engaged the services of APEX Data Systems, Inc. (APEX), owned by Dwight Babcock, former Chairman and Chief Executive Officer, to build and maintain a web interfaced data collection application to aggregate patient data in a controlled environment. An alternative vendor began providing these services beginning January 2016.

For the fiscal year 2016, the Company incurred costs attributed to APEX for website modifications and maintenance of $6,000 (2015: $12,000 and 2014: $12,000); and maintenance support for a CRM system of $6,000 (2015: $12,000 and 2014: $12,000); and maintenance costs related to the registries of $0 (2015: $0 and 2014: $3,720). The amount accrued for payment to APEX was $0 at June 30, 2016 and $2,000 at June 30, 2015.

During fiscal year 2016, the Company engaged GO Intellectual Capital, LLC (GO) for marketing services in support of the Company’s rebranding effort. Michael McCormick, a member of the Company Board of Directors, is a 1/3 owner of GO. A statement of work was developed defining the scope of the effort and the deliverables to the Company including a new logo with brand messaging and communication tools including a website, sales presentation tools and a public relations strategy. For the fiscal year 2016, the Company paid to GO $105,659 for its performance of work related to the agreed upon statement of work.

18.	Quarterly Financial Data (unaudited)

The following table provides the selected quarterly financial data for fiscal years 2016 and 2015:

	Quarters ended
	September 30,	December 31,	March 31,	June 30,
	2015	2015	2016	2016
Net revenue	$1,261,322	$1,189,008	$1,198,701	$1,120,245
Gross profit/(loss)	$83,459	$26,911	$66,304	$(47,520)
Net loss	$(1,019,110)	$(1,311,588)	$(1,195,297)	$(1,184,813)
Net loss per share – basic and diluted[1]	$(0.02)	$(0.02)	$(0.02)	$(0.02)
Shares used in basic and diluted per share calculation	55,012,901	55,013,553	55,022,668	55,010,619

	Quarters ended
	September 30,	December 31,	March 31,	June 30,
	2014	2014	2015	2015
Net revenue	$1,042,101	$1,065,585	$1,158,109	$1,340,744
Gross profit/(loss)	$(54,802)	$(37,964)	$55,197	$204,962
Net loss	$(785,862)	$(906,954)	$(953,553)	$(1,034,682)
Net loss per share – basic and diluted[1]	$(0.01)	$(0.02)	$(0.02)	$(0.02)
Shares used in basic and diluted per share calculation	54,868,053	54,883,445	54,883,551	54,900,828

1 – Due to rounding, the total of the individual quarters and the year-end calculation on the Consolidated Statement of Operations may be different.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 8, 2016

ISORAY, INC., a Minnesota corporation

By /s/ Thomas C. LaVoy
Thomas C. LaVoy, Chief Executive Officer and Chairman

By /s/ Brien L. Ragle
Brien L. Ragle, Chief Financial Officer,
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 8, 2016

/s/ Thomas C. LaVoy
Thomas C. LaVoy, Chief Executive Officer and Chairman

/s/ Brien L. Ragle
Brien L. Ragle, Chief Financial Officer,
Principal Financial and Accounting Officer

/s/ Alan Hoffmann
Alan Hoffmann, Director

/s/ Michael McCormick
Michael McCormick, Director

/s/ Philip Vitale
Philip Vitale, Director

69