Form 10-Q
period 2017-03-31
IsoRay, Inc.
filed 2017-05-10
CIK 728387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

or

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

Smaller reporting company ☐      Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class	Outstanding as of May 10, 2017
Common stock, $0.001 par value	55,017,419

ISORAY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

IsoRay, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except shares)

	March 31,	June 30,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,100	$10,139
Certificates of deposit (Note 3)	5,307	2,247
Accounts receivable, net of allowance for doubtful accounts of $30 and $30, respectively	854	605
Inventory	314	334
Prepaid expenses and other current assets	348	304

Total current assets	11,923	13,629

Property and equipment, net	1,013	577
Certificates of deposit, non-current (Note 3)	-	2,973
Restricted cash	181	181
Inventory, non-current	557	591
Other assets, net of accumulated amortization	267	151

Total assets	$13,941	$18,102

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$706	$612
Accrued protocol expense	84	122
Accrued radioactive waste disposal	203	177
Accrued payroll and related taxes	25	72
Accrued vacation	122	111

Total current liabilities	1,140	1,094
Long-term liabilities:
Warrant derivative liability	-	27
Asset retirement obligation	554	580

Total liabilities	1,694	1,701
Commitments and contingencies (Note 8)

Shareholders' equity:
Preferred stock, $.001 par value; 7,001,671 shares authorized:
Series A: 1,000,000 shares allocated; no shares issued and outstanding	-	-
Series B: 5,000,000 shares allocated; 59,065 shares issued and outstanding	-	-
Series C: 1,000,000 shares allocated; no shares issued and outstanding	-	-
Series D: 1,671 shares allocated; no shares issued and outstanding	-	-
Common stock, $.001 par value; 192,998,329 shares authorized; 55,017,419 and 55,010,619 shares issued and outstanding	55	55
Additional paid-in capital	82,941	82,788
Accumulated deficit	(70,749)	(66,442)

Total shareholders' equity	12,247	16,401

Total liabilities and shareholders' equity	$13,941	$18,102

The accompanying notes are an integral part of these consolidated financial statements.

IsoRay, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(Dollars and shares in thousands, except for per-share amounts)

	Three months ended		Nine months ended
	March 31,		March 31,
	2017	2016	2017	2016

Product sales, net	$1,282	$1,199	$3,391	$3,649
Cost of product sales	989	1,132	3,051	3,472
Gross profit	293	67	340	177

Operating expenses:
Research and development
Proprietary research and development	166	183	488	385
Collaboration arrangement, net of reimbursement (Note 8)	161	-	161	-
Total research and development	327	183	649	385
Sales and marketing	530	301	1,550	834
General and administrative	825	910	2,632	2,786
Change in estimate of asset retirement obligation (Note 13)	-	-	(48)	-
Total operating expenses	1,682	1,394	4,783	4,005

Operating loss	(1,389)	(1,327)	(4,443)	(3,828)

Non-operating income:
Interest income, net	29	54	89	166
Change in fair value of warrant derivative liability	-	78	27	136
Other income	-	-	20	-
Non-operating income, net	29	132	136	302

Net loss	(1,360)	(1,195)	(4,307)	(3,526)
Preferred stock dividends	(3)	(3)	(8)	(8)

Net loss applicable to common shareholders	$(1,363)	$(1,198)	$(4,315)	$(3,534)

Basic and diluted loss per share	$(0.02)	$(0.02)	$(0.08)	$(0.06)

Weighted average shares used in computing net loss per share:
Basic and diluted	55,017	55,023	55,015	55,011

The accompanying notes are an integral part of these consolidated financial statements.

IsoRay, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine months ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,307)	$(3,526)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	50	412
Loss on equipment disposals	5	7
Writeoff of inventory associated with discontinued product	-	72
Amortization of other assets	35	25
Change in fair value of warrant derivative liability	(27)	(136)
Accretion of asset retirement obligation	22	66
Change in estimate of asset retirement obligation	(48)	-
Share-based compensation	162	229
Changes in operating assets and liabilities:
Accounts receivable, gross	(249)	165
Inventory	54	(126)
Prepaid expenses and other current assets	(44)	16
Accounts payable and accrued expenses	(104)	234
Accrued protocol expense	(38)	(26)
Accrued radioactive waste disposal	26	35
Accrued payroll and related taxes	(47)	(94)
Accrued vacation	11	(29)

Net cash used by operating activities	(4,499)	(2,676)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(293)	(260)
Additions to other assets	(151)	(3)
Proceeds from maturity of certificates of deposit	-	9,559
Purchases of and interest from certificates of deposit	(87)	(6,192)

Net cash provided by (used in) investing activities	(531)	3,104

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred dividends paid	(11)	(11)
Proceeds from sales of common stock, pursuant to exercise of options	2	50
Net cash provided by (used in) financing activities	(9)	39

Net increase (decrease) in cash and cash equivalents	(5,039)	467
Cash and cash equivalents, beginning of fiscal year	10,139	5,227
CASH AND CASH EQUIVALENTS, END OF QUARTER	$5,100	$5,694

Non-cash investing and financing activities:
Land acquired with accounts payable	198	-

The accompanying notes are an integral part of these consolidated financial statements.

IsoRay, Inc.

Notes to the Unaudited Consolidated Financial Statements

For the nine months ended March 31, 2017 and 2016

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

The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures are adequate for the information not to be misleading.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers" (ASU 2014-09), which supersedes the revenue recognition requirements in FASB Accounting Standards Codification (ASC) Topic 605, "Revenue Recognition". The guidance requires that an entity recognize revenue in a way that depicts the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods and services. The guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and is to be applied retrospectively, with early application not permitted. This update will be effective as of the beginning of fiscal 2019. This update is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11: Inventory. The guidance requires an entity’s management to measure inventory within the scope of this ASU at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early application is permitted.  The Company continues to evaluate the new standard and its impact on the Company's consolidated financial statements. This update will be effective as of the beginning of fiscal 2018.

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

In February 2016, the FASB issued ASU 2016-02: Leases (Subtopic 842), which will require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by most leases. The update is effective for annual and interim reporting periods beginning after December 15, 2018. The Company continues to evaluate the new standard and its impact on the Company's consolidated financial statements. This update will be effective as of the beginning of fiscal 2019.

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

Certificate of Deposit Account Registry Service (CDARS) is a system that allows the Company to invest in certificates of deposit through a single financial institution that exceed the $250,000 limit to be fully insured by the Federal Deposit Insurance Corporation (FDIC). That institution utilizes the CDARS system to purchase certificates of deposit at other financial institutions while keeping the investment at each institution fully insured by the FDIC. CDARS held by the Company as of March 31, 2017 and June 30, 2016 are as follows (in thousands):

	As of March 31, 2017
	Under 90	91 days to	Six months to	Greater
	Days	six months	1 year	than 1 year
CDARS	$-	$2,284	$3,023	$-

	As of June 30, 2016
	Under 90	91 days to	Six months to	Greater
	Days	six months	1 year	than 1 year
CDARS	$-	$-	$2,247	$2,973

4.	Loss per Share

Basic and diluted earnings (loss) per share are calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. At March 31, 2017 and 2016, the calculation of diluted weighted average shares did not include convertible preferred stock, common stock warrants, or options that are potentially convertible into common stock, as those would be antidilutive due to the Company’s net loss position.

Securities not considered in the calculation of diluted weighted average shares, but that could be dilutive in the future as of March 31, 2017 and 2016, were as follows (in thousands):

	March 31,
	2017	2016
Series B preferred stock	59	59
Common stock warrants	5	361
Common stock options	2,456	2,355
Total potential dilutive securities	2,520	2,775

5.	Inventory

Inventory consisted of the following at March 31, 2017 and June 30, 2016 (in thousands):

	March 31,	June 30,
	2017	2016
Raw materials	$182	$155
Work in process	119	161
Finished goods	13	18
Total inventory, current	$314	$334

	March 31,	June 30,
	2017	2016
Enriched barium, non-current	$470	$470
Raw materials, non-current	87	121
Total inventory, non-current	$557	$591

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

6.	Property and Equipment

Property and equipment consisted of the following at March 31, 2017 and June 30, 2016 (in thousands):

	March 31,	June 30,
	2017	2016
Land	$366	$168
Equipment	3,780	3,606
Leasehold improvements	4,130	4,130
Other[1]	311	214
Property and equipment	8,587	8,118
Less accumulated depreciation	(7,574)	(7,541)
Property and equipment, net	$1,013	$577

1 – Represents items that meet the capitalization threshold or which management believes will meet the threshold at the time of completion and which have yet to be placed into service as of the date of the balance sheet. Also included at March 31, 2017 and June 30, 2016 are costs associated with automation of production processes and advance planning and design work on the Company’s new production facility.

7.	Share-Based Compensation

The following table presents the share-based compensation expense recognized during the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months ended March 31,
	2017	2016
Cost of product sales	$15	$18
Research and development expenses	13	4
Sales and marketing expenses	9	3
General and administrative expenses	3	141
Total share-based compensation	$40	$166

The following table presents the share-based compensation expense recognized during the nine months ended March 31, 2017 and 2016 (in thousands):

	Nine Months ended March 31,
	2017	2016
Cost of product sales	$59	$53
Research and development expenses	28	11
Sales and marketing expenses	35	10
General and administrative expenses	40	155
Total share-based compensation	$162	$229

As of March 31, 2017, total unrecognized compensation expense related to stock-based options was approximately $512,000 and the related weighted-average period over which it is expected to be recognized is approximately 1.68 years.

A summary of stock options within the Company’s share-based compensation plans as of March 31, 2017 was as follows (in thousands except for exercise prices and terms):

			Weighted
		Weighted	Average
	Number of	Exercise	Contractual	Intrinsic
As of March 31, 2017	Options	Price	Term (Years)	Value
Outstanding	2,456	$1.03	6.59	$85
Vested and expected to vest	2,386	$1.02	6.54	$85
Vested and exercisable	1,494	$1.07	5.07	$85

There were 6,800 and 56,260 stock options exercised, with approximately $3,000 and $27,000 of intrinsic value associated with these exercises during the nine months ended March 31, 2017 and 2016, respectively. The Company’s current policy is to issue new shares to satisfy stock option exercises.

There were 20,000 and 482,500 option awards granted with a fair value of approximately $7,700 and $255,739 during the nine months ended March 31, 2017 and 2016, respectively.

There were 303,034 and 442,854 stock option awards which expired during nine months ended March 31, 2017 and 2016, respectively.

There were 179,437 and 84,236 stock option awards forfeited during nine months ended March 31, 2017 and 2016, respectively.

8.	Commitments and Contingencies

Class Action Lawsuit Related to Press Release

On May 22, 2015, the first of three lawsuits was filed against IsoRay, Inc. and two of its then-current officers – Dwight Babcock (the Company’s retired CEO) and Brien Ragle (the Company’s former CFO) – related to a press release issued on May 20, 2015 regarding a May 19 online publication of the peer-reviewed article in the journal Brachytherapy titled “Analysis of Stereotactic Radiation vs. Wedge Resection vs. Wedge Resection Plus Cesium-131 Brachytherapy in Early-Stage Lung Cancer” by Dr. Bhupesh Parashar, et al. The lawsuits are class actions alleging violations of the federal securities laws. By Order dated August 17, 2015, all of the pending lawsuits were consolidated into one case – In re IsoRay, Inc. Securities Litigation; Case No. 4:15-cv-05046-LRS, in the U.S. District Court for the Eastern District of Washington. On October 16, 2015, an amended complaint was filed with more detailed allegations relating to alleged violations of federal securities laws. On December 15, 2015, IsoRay filed a motion to dismiss the complaint altogether. On June 1, 2016, the court entered an order denying IsoRay's motion to dismiss, holding that the complaint's allegations, if accepted as true, state a plausible claim to relief. The order did not adjudicate the merits of the lawsuit. No other issues were decided in the ruling.

On March 9, 2017, the parties settled this matter and the court entered an order and final judgment that (i) dismissed with prejudice and released the claims asserted in the complaint against the defendants, including IsoRay, and (ii) approved the payment of the $3,537,500 settlement fund (paid by IsoRay’s insurers), minus the payment of attorneys' fees and costs to plaintiff's counsel, to members of the settlement class.  This lawsuit is concluded.

Derivative Complaint Related to Shareholder Value

On September 29, 2016, a purported shareholder derivative complaint captioned Kitley v. Babcock, et al., No. 0:16-cv-03297, was filed on behalf of the Company in the U.S. District Court for the District of Minnesota against certain of the Company’s current and former officers and directors.  The complaint alleges that the defendants breached their fiduciary duties by causing the Company to issue allegedly false and misleading statements in a May 20, 2015 press release – the same press release at issue in the settled securities class action – concerning the results from a peer reviewed study of the Company’s Cesium-131 isotope seeds and mesh product for the treatment of non-small cell lung cancers.  The complaint brings claims of breach of fiduciary duty, gross mismanagement, and unjust enrichment, and seeks unspecified compensatory damages, changes in corporate governance, and attorney’s fees and costs.  Because the complaint is derivative in nature, it does not seek monetary damages from the Company.  The Company may be obligated pursuant to indemnification obligations to advance fees and costs incurred by the individuals defending against the action.  The Company has applicable directors and officers insurance policies.

On November 17, 2016, the defendants filed a motion to dismiss the complaint.  On January 23, 2017, instead of opposing defendants’ motion, plaintiffs filed an amended complaint. On March 9, 2017, defendants moved to dismiss the amended complaint.  On April 20, 2017, plaintiffs filed an opposition to defendants’ motion. Defendants’ reply in support of the motion is due May 17, 2017.

Class Action Lawsuit Related to Equity Plans

On January 31, 2017, a putative class action complaint captioned Griffith, et al. v. LaVoy, et al., No. 17-2-00194-2, was filed in the Superior Court of Washington in and for Benton and Franklin Counties against the Company, its Board of Directors, and a former director and officer of the Company. The complaint alleges that the defendants violated Section 302A.437 of the Minnesota Business Corporation Act because, due to a significant number of broker non-votes at the respective meetings, the Company did not receive at least a majority of the voting power of the minimum number of shares entitled to vote that would constitute a quorum in favor of proposals to approve the Company’s 2014 Employee Stock Option Plan (2014 Plan) and 2016 Equity Incentive Plan (2016 Plan) (collectively, the “Plans”). The complaint alleges that since the Plans were not properly approved by shareholders under Minnesota law, the Plans and the Company’s equity awards under the Plans are invalid. The complaint also alleges that members of the Board breached their fiduciary duties by deeming these Plans approved by shareholders when they were not under Minnesota law and by authorizing equity awards to be made under these Plans. Unless the Company obtains the requisite shareholder approvals under Minnesota law, the complaint seeks cancellation of the Plans and rescission of all awards made under the Plans, an injunction prohibiting the Company from making further awards under the Plans, and an award of fees and costs to plaintiffs’ counsel. The Company and the other defendants have not yet answered or otherwise responded to the complaint.

The Company, members of the Board, and the former director and officer of the Company vigorously deny that they violated Minnesota law and, as to the non-company defendants, that they breached any fiduciary duty. No awards were issued to then-outside directors under the 2014 Plan. No awards made to anyone under the 2014 Plan have been exercised. No awards were issued under the 2016 Plan. In order to correct mistakes, if any, in connection with the approvals of these Plans or the issuance of these equity awards under the 2014 Plan, the Company reached an agreement in principle with the plaintiffs to settle this lawsuit in order to remedy the claims alleged in the complaint and to eliminate the burden and expense of further litigation. This settlement in principle includes an agreement to seek approval of the 2014 Plan and approval of prior grants under the 2014 Plan, each from shareholders pursuant to the higher voting threshold imposed by Minnesota corporate laws, and cancel the 2016 Plan altogether. The Company has called a Special Meeting of the Shareholders, to be held on June 15, 2017, primarily to seek these approvals. As part of the settlement in principle, the parties have agreed to either (a) negotiate an attorneys’ fee award for plaintiffs’ counsel or (b) if an agreement cannot be reached, accept the court’s decision as to an appropriate attorneys’ fee award. We cannot at this time estimate the attorneys’ fee award.

Irradiation Services Agreement

On November 29, 2016, IsoRay Medical, Inc. (Medical), a wholly owned subsidiary of IsoRay entered into an Irradiation Services Agreement (MURR Agreement) with the Curators of the University of Missouri, a public corporation of the State of Missouri, on behalf of its University of Missouri Research Reactor (MURR). The MURR Agreement replaces the month-to-month informal arrangement between Medical and MURR and provides Medical with access to reactor space for the irradiation of natural or enriched barium to produce Ba-131, which is used by Medical to produce Cesium-131 for use in its product. The MURR Agreement has a term of five years concluding November 29, 2021 and will automatically renew for successive twelve-month periods unless terminated by either party, and can be terminated by either party upon three months written notice. The MURR Agreement does not require minimum orders or obligate Medical to future minimum payments.

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

Year ending June 30,	Amount
2017	$70
2018	281
2019	281
2020	281
2021	234
$1,147

Collaborative Development Agreement

On March 13, 2017, Medical entered into a Collaborative Development Agreement (CDA) with GammaTile, LLC to further develop a brachytherapy medical device for the treatment of cancerous tumors in the brain and to seek regulatory approval for the new product. As the project manager Medical will incur all costs in connection with the collaboration project which will be shared equally by both parties and date back to November 8, 2016 when they informally began the collaboration. In accordance with ASC 808 “Collaborative Arrangements”, this activity is accounted for as a collaborative arrangement and is reported on the financial statements under “Research and development: Collaboration arrangements, net of reimbursement.” As of March 31, 2017 costs incurred in connection with the collaboration agreement total approximately $322,000 of which GammaTile LLC has been invoiced approximately $161,000 and paid approximately $42,000.

9.	Fair Value Measurements

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Fair Value at March 31, 2017
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$5,100	$5,100	$-	$-

	Fair Value at June 30, 2016
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$10,139	$10,139	$-	$-
Warrant derivative liability	27	-	27	-

The Company’s cash and cash equivalent instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

The Company’s warrant derivative liability is valued using the Black-Scholes option pricing model which requires a variety of inputs. Such instruments are typically included in Level 2.

10.	Preferred Dividends

On December 12, 2016, the Board of Directors declared a dividend on the Series B Preferred Stock of all currently payable and accrued outstanding and cumulative dividends through December 31, 2016 in the amount of $10,632. The dividends outstanding and cumulative through December 31, 2016 of $10,632 and through December 31, 2015 of $10,632 were paid as of those dates.

11.	Shareholders’ Equity

Warrants

The following table summarizes all warrants outstanding as of the beginning of the fiscal year, all activity related to warrants issued, cancelled, exercised or expired during the period, and weighted average prices by category.

		Weighted average
	Warrants	exercise price
Outstanding as of June 30, 2016	230,087	$0.94
Warrants expired	(225,087)	$0.94
Outstanding as of March 31, 2017	5,000	$0.98

The following table summarizes additional information about the Company’s common warrants outstanding as of March 31, 2017:

Number of Warrants	Exercise Price¹	Expiration Date
5,000	$0.98	June 2017

1 – Exercise prices have been rounded to the nearest whole cent.

12.	Related Party Transactions

In previous fiscal years the Company engaged the services of APEX Data Systems, Inc. (APEX), owned by Dwight Babcock, former Chairman and Chief Executive Officer, to build and maintain a web interfaced data collection application to aggregate patient data in a controlled environment. An alternative vendor began providing these services beginning January 2016. The cost recorded during nine months ended March 31, 2016 from APEX Data Systems, Inc. for the maintenance of the web interfaced data collection applications in combination with the updating of the Company website was approximately $6,000. An additional approximately $6,000 was spent on the maintenance of Customer Relationship Management (CRM) software in the nine months ended March 31, 2016.

During the six months ended June 30, 2016, the Company engaged GO Intellectual Capital, LLC (GO) for marketing services in support of the Company’s rebranding effort. Michael McCormick, a member of the Company Board of Directors, is a 1/3 owner of GO. A statement of work was developed defining the scope of the effort and the deliverables to the Company including a new logo with brand messaging and communication tools including a website, sales presentation tools and a public relations strategy. For the nine months ended March 31, 2017, the Company paid approximately $20,000 to GO for its performance of work related to the agreed upon statement of work. No such services were provided in the nine months ended March 31, 2016.

13.	Asset Retirement Obligation

The Company has an asset retirement obligation (ARO) associated with the facility it currently leases. The ARO changed as follows (in thousands):

	Nine months ended	Nine months ended
	March 31,	March 31,
	2017	2016
Beginning balance	$580	$948
Accretion of discount	22	66
Gain on change in ARO estimate due to lease extension	(48)	-
Ending balance	$554	$1,014

14.	Concentrations of Credit and Other Risks

One group of customers, facilities or physician practices has revenues that aggregate to greater than 10% of total Company product sales:

	Nine months ended
	March 31,	March 31,
Facility	2017	2016
El Camino Hospital of Los Gatos, Fremont Surgery Center & other facilities [1]	22.76%	25.48%

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

Property Transaction Between Medical and The Port of Benton

Medical has a contract with The Port of Benton (Port) to develop property and relocate its manufacturing facility to that property from its present location. Covenants and a redevelopment plan contained in that contract, among others, require certain milestones for construction and minimum headcount.

The Port of Benton Commissioners previously amended the development plan covenants extending to January 31, 2017 the date by which Medical would need to begin construction or be in default. As Medical failed to comply with this covenant, Medical is required to pay the Port the difference in the sales price and the appraised value of the property. On April 5, 2017 Medical received from the Port the appraisal report on the land indicating a fair market value of $365,900. Medical previously paid $168,000 to purchase the land and to satisfy the default Medical owed the Port $197,900 which was paid on May 4, 2017 and is included in the accounts payable account balance as of March 31, 2017. Medical is no longer subject to a redevelopment plan but solely to the covenants that are attached to the property itself.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Information

In addition to historical information, this Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). This statement is included for the express purpose of availing IsoRay of the protections of the safe harbor provisions of the PSLRA.

All statements contained in this Form 10-Q, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments, as well as other factors that we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under “Risk Factors” under Part II, Item 1A below and in the “Risk Factors” sections of our annual report on Form 10-K for the fiscal year ended June 30, 2016 .

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, inventories, accrued liabilities, derivative liabilities and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s annual report on Form 10-K as filed with the SEC on September 9, 2016 are those that depend most heavily on these judgments and estimates. As of March 31, 2017 there had been no material changes to any of the critical accounting policies contained therein.

Overview

IsoRay is a brachytherapy device manufacturer with FDA clearance and CE marking for a single medical device that can be delivered to the physician in multiple configurations as prescribed for the treatment of cancers in multiple body sites. The Company manufactures and sells this product as the Cesium-131 brachytherapy seed.

The brachytherapy seed utilizes Cesium-131, with a 9.7 day half-life, as its radiation source. The Company believes that it is the unique combination of the short half-life and the energy of the Cesium-131 isotope that are yielding the beneficial treatment results that have been published in peer reviewed journal articles and presented in various forms at conferences and tradeshows.

The Company has distribution agreements outside of the United States through its subsidiary IsoRay International LLC. These distributors are responsible for obtaining regulatory clearance to sell the Company’s products in their territories, with the support of the Company. As of the date of this Report, the Company had distributors in Italy and the Russian Federation, with no reported revenues in the quarter ended March 31, 2017.

Results of Operations

Three months ended March 31, 2017 and 2016 (in thousands):

	Three months ended March 31,
	2017		2016		2017 - 2016
	Amount	% (a)	Amount	% (a)	% Change
Product sales, net	$1,282	100	$1,199	100	7
Cost of product sales	989	77	1,132	94	(13)
Gross profit	293	23	67	6	337

Operating expenses:
Research and development expenses - proprietary	166	13	183	15	79
Research and development expenses – collaboration agreement, net of reimbursement	161	13
Sales and marketing expenses	530	41	301	25	76
General and administrative expenses	825	64	910	76	(9)

Total operating expenses	1,682	131	1,394	116	21
Operating loss	(1,389)	(108)	(1,327)	(110)	5

(a)	Expressed as a percentage of product sales, net

Nine months ended March 31, 2017 and 2016 (in thousands):

	Nine months ended March 31,
	2017		2016		2017 - 2016
	Amount	% (a)	Amount	% (a)	% Change
Product sales, net	$3,391	100	$3,649	100	(7)
Cost of product sales	3,051	90	3,472	95	(12)
Gross profit	340	10	177	5	92

Operating expenses:
Research and development expenses - proprietary	488	13	385	11	69
Research and development expenses – collaboration agreement, net of reimbursement	161	6
Sales and marketing expenses	1,550	46	834	23	86
General and administrative expenses	2,632	77	2,786	76	(6)
Change in estimate of ARO	(48)	(1)	-	-	(100)
Total operating expenses	4,783	141	4,005	110	19
Operating loss	(4,443)	(131)	(3,828)	(105)	16

(a)	Expressed as a percentage of product sales, net

Product Sales

Changes in sales personnel and implementation of a revitalized sales and marketing strategy in the second quarter of fiscal 2017 has resulted in positive sales growth in the third quarter of fiscal 2017 when compared to prior year third quarter. Ongoing training and support of new sales personnel has led to not only new accounts but also reconnecting with and receiving orders from prior accounts.

Three months ended March 31, 2017 and 2016 (in thousands)

	Three months ended March 31,
	2017		2016		2017 - 2016
	Amount	% (a)	Amount	% (a)	% Change
Prostate brachytherapy	$1,124	88	$989	82	14
Other brachytherapy	158	12	210	18	(25)
Product sales, net	1,282	100	1,199	100	7

(a) Expressed as a percentage of product sales, net

Nine months ended March 31, 2017 and 2016 (in thousands)

	Nine months ended March 31,
	2017		2016		2017 - 2016
	Amount	% (a)	Amount	% (a)	% Change
Prostate brachytherapy	$2,979	88	$3,137	86	(5)
Other brachytherapy	412	12	512	14	(20)
Product sales, net	3,391	100	3,649	100	(7)

(a) Expressed as a percentage of product sales, net

Prostate Brachytherapy

Prostate brachytherapy sales were impacted by changes in sales account managers and by the schedules of some key accounts in the first three quarters of the fiscal year. During the quarter ended March 31, 2017, the Company had turnover with sales managers in two territories resulting in fewer sales in those territories. However, improved relationships with customers in other territories resulted in increased sales. Website improvements and significant investments in product support literature, social media and public relations are increasing the awareness of the Company in the prostate brachytherapy treatment markets providing the Company opportunities to develop new customers and reconnect with past customers.

Management believes growth in prostate brachytherapy revenues will be the result of physicians, payers, and patients increasingly considering overall brachytherapy treatment advantages including costs, better treatment outcomes and improvement in the quality of life for patients, when compared with non-brachytherapy treatments.

Management believes increased pressure to deliver effective healthcare in both terms of outcome and cost drove treatment options, and accordingly drove the Company’s prostate revenues, in the quarter ended March 31, 2017

Other Brachytherapy

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

Contributing to the quarters ended March 31, 2017 and 2016 comparison were decreases attributed to cost savings initiatives that resulted in lower procurement costs of goods and services. Some costs shifted in the quarter ended March 31, 2017 to research and development from cost of product sales as employees performed research and development work. Also, reduced staffing costs were realized with one employee retiring in the quarter.

Contributing to the nine months ended March 31, 2017 and 2016 comparison were reduced staffing costs associated with the elimination of five positions: two retirements and three employees being laid off following process improvements in the production facility. Further decreases were attributed to a reduction in the accretion expense related to the asset retirement obligation and reduced depreciation expense as several production related assets became fully depreciated.

Gross Profit

Contributing to the quarter’s and nine months ended March 31, 2017 and 2016 gross profit comparison were reductions in cost of product sales due to reduced staffing costs including utilization of production personnel on research and development projects. The Company was able to leverage minimum supply agreements during the quarter’s and nine months ended March 31, 2017 and 2016 such that increased sales did not also result in additional isotope costs.

Research and development

Research and development – proprietary

Proprietary research and development consists primarily of employee and third party costs related to research and development activities.

Contributing to the quarters ended March 31, 2017 and 2016 proprietary research and development comparison were decreases in protocol related expenses due to changed participation in various protocols during the quarter ended March 31, 2017. These cost decreases were partially offset with cost increases associated with device development activities as well as a reallocation of employee costs from cost of product sales as those employees performed work on research and development projects.

Contributing to the nine months ended March 31, 2017 and 2016 comparison were increased legal expenses related to maintenance of intellectual property, additional device development activities, and a reallocation of employee costs from cost of product sales as those employees performed work on research and development projects.

Research and development – collaborative arrangement

Collaboration arrangement related costs are incurred, shared, and separately stated in connection with a collaborative research and development project (see footnote 8 of Notes to unaudited consolidated financial statements contained in this filing). For the quarter ended March 31, 2017 the collaborative arrangement incurred costs of approximately $322,000 net of approximately $161,000 in shared cost reimbursements.

Sales and marketing expenses

Sales and marketing expenses consist primarily of the costs related to the internal and external activities of the Company’s sales, marketing and customer service functions of the Company. As the Company increasingly focuses on improving sales, the cost associated with marketing and additional staffing continues to increase.

Contributing to the quarters ended March 31, 2017 and 2016 comparison were increased costs related to participation in six tradeshows to further implement the Company’s marketing strategy. Staffing differences are a major factor in the cost comparison as unfilled positions in the quarter ended March 31, 2016 were filled in periods prior to the quarter ended March 31, 2017.

Contributing to the nine months ended March 31, 2017 and 2016 comparison increase were rebranding efforts and a website redesign that launched during the first quarter of fiscal year 2017 and increased participation in prostate tradeshows to further implement the Company’s marketing strategy. Increased costs are also attributed to filling open positions in the department, including the position of Vice President of Sales and Marketing. Other staffing changes in the comparative periods include adding a Product Manager and a Senior Marketing Consultant, as well as changes to five of the Company’s six sales account manager positions.

General and administrative expenses

General and administrative expenses consist primarily of the costs related to the executive, human resources/training quality assurance/regulatory affairs, finance, and information technology functions of the Company.

Contributing to the quarters ended March 31, 2017 and 2016 comparison were cost decreases from the prior year. Those include decreases in legal expenses related to the retirement of the Company’s Chief Executive Officer (CEO), decreases in option-based compensation for the new CEO, and decreases associated with discontinuing the GliaSite® RTS product. These cost decreases were partially offset in the quarter ended March 31, 2017 by increases associated with the separation agreement with the Company’s former Chief Financial Officer (CFO) which were recorded in the quarter as well as increased salary, benefits, and share-based compensation associated with the Director of Quality Assurance and Regulatory Affairs, Senior Accountant and Vice President of Human Resources positions that were vacant during the quarter ended March 31, 2016.

Further contributing to the nine months ended March 31, 2017 and 2016 comparison were decreases associated with overhead costs recovered in connection with the collaboration arrangement which were offset by increased travel expenses, increased public company related costs associated with the annual shareholder meeting held in December 2016 this fiscal year as opposed to June 2016 in the prior fiscal year, and listing fees associated with the 2016 Employee Stock Option Plan.

Gain on change in estimate of Asset Retirement Obligation (ARO)

The Company extended the term of the lease on its production facility, resulting in a revision of the estimated cost associated with restoring the facility to its original condition, which will be required when the lease expires and the Company vacates the production facility.

Liquidity and capital resources

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company has historically financed its operations through selling equity to investors. During the quarters ended March 31, 2017 and 2016, the Company used existing cash reserves to fund its operations and capital expenditures (in thousands except current ratio):

	Nine months
	ended March 31,
	2017	2016
Net cash used by operating activities	$(4,499)	$(2,676)
Net cash provided (used) by investing activities	(531)	3,104
Net cash provided (used) by financing activities	(9)	39
Net increase (decrease) in cash and cash equivalents	$(5,039)	$467

Working capital	$10,783	$12,028
Current ratio	10.46	10.92

Cash flows from operating activities

Net cash used by operating activities in the nine months ended March 31, 2017 was primarily due to a net loss of approximately $4.3 million, net of approximately $199,000 in adjustments for non-cash activity such as depreciation and amortization expense, ARO adjustments, the change in fair value of the warrant derivative liability and share-based compensation. Changes in operating assets and liabilities used approximately $193,000 to fund operating activities; an increase in accounts receivables resulted from improved sales followed by accelerated timing of accounts payable and accrued expenses were offset by the additional liability recorded in connection a land purchase as discussed in footnote 15 of Notes to unaudited consolidated financial statements contained in this filing.

Cash flows from investing activities

Investing activities consisted of transactions related to the purchase of fixed assets, including automation of production processes and advance planning and design work on the Company’s new production facility, as well as the purchase and subsequent maturity of certificates of deposit. Also, included in property and equipment is an increase in the recorded value of land as discussed in footnote 15 of Notes to unaudited consolidated financial statements contained in this filing. Management will continue to invest in technology and machinery that improves and streamlines production processes and to invest maturing certificates of deposit in low-risk investment opportunities that safeguard assets and provide greater assurance those resources will be liquid and available for business needs as they arise.

Cash flows from financing activities

Financing activities in the nine months ended March 31, 2017 included payment of preferred dividends and proceeds of sales of common stock through option exercises.

Projected 2017 liquidity and capital resources

Operating activities

Management forecasts that fiscal 2017 cash requirements will be approximately $800,000 more than the previous year, the result of filling sales staffing positions which were vacant in fiscal 2016 and increased costs associated with rebranding and marketing the Company’s products. Management forecasts that current cash and cash equivalents along with certificates of deposit will be sufficient to meet projected operating cash needs for the remainder of the fiscal 2017 and for fiscal 2018. Assuming no extraordinary expenses occur (whether operating or capital), if management is successful at implementing its strategy of renewed emphasis on driving the consumer to the prostate market, meets or exceeds its annual growth targets of twenty percent increase in revenue in fiscal 2017 and this annual growth continues, the Company anticipates reaching cashflow break-even in three to five years. So far, the Company has not reached that target, and as there is only one quarter remaining in the fiscal year management does not believe this twenty percent increase in revenue will be achieved by the end of fiscal 2017. There is no assurance that targeted sales growth will materialize over the three to five years. However, management is encouraged by the results for the quarter ended March 31, 2017 and with the depth and experience of its restructured sales team.

Capital expenditures

Management has completed the design of a future production and administration facility. If financing is obtained and the facility constructed, it is believed that the new facility will have non-cash depreciation cost equal to or greater than the monthly rental cost of the current facility. The Company paid an additional $197,900 on May 4, 2017, to satisfy the default with the Port regarding the land purchased earlier in the fiscal year. The Company is no longer subject to a redevelopment plan but solely to the covenants that are attached to the property itself.

Management is reviewing and implementing changes in all aspects of production operations (including process automation), research and development, sales and marketing, and general and administrative functions to evaluate the most efficient deployment of capital to ensure that the appropriate materials, systems, and personnel are available to support and drive product sales.

Through the quarter ended March 31, 2017, the Company has invested approximately $240,000 towards the automation of thirteen production processes, three of which have been received, tested and evaluated, and were placed in service in the quarter. Management is expecting to invest approximately $260,000 over the next 11 months on the remaining production process automation projects. This investment is designed to allow the Company to significantly increase the output of Cs-131 brachytherapy seeds, while allowing the Company to decrease the labor costs related to seed production and also improving the overall safety of our operations.

Financing activities

There was no material change in the use of proceeds from our public offering as described in our final prospectus supplement filed with the SEC pursuant to Rule 424(b) on March 24, 2014. Through March 31, 2017, the Company had used the net proceeds raised through the March 2014 offering as described in the public offering. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

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

Other commitments and contingencies

The Company presented its other commitments and contingencies in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016. There have been no material changes outside of the ordinary course of business in those obligations during the quarter ended March 31, 2017 other than those previously disclosed in footnotes 8 and 15 of Notes to unaudited consolidated financial statements contained in this filing.

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

During the quarter ended March 31, 2017, there have been no changes to the critical accounting policies and estimates discussed in Part II, Item 7 of our Form 10-K for the year ended June 30, 2016.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the disclosure in the “Quantitative and Qualitative Disclosures about Market Risk Factors” section of our annual report on Form 10-K for the year ended June 30, 2016.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of March 31, 2017. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedures are designed to provide a reasonable level of assurance that the objectives of the system will be met.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company may, in the ordinary course of business, be subject to various legal proceedings. Some legal proceedings are discussed in footnote 8 of Notes to Unaudited Consolidated Financial Statements contained in this filing. We refer you to that footnote for important information concerning those legal proceedings, including the basis for such actions and, where known, the relief sought.

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

As IsoRay previously disclosed on March 9, 2017, the parties have settled this matter and the court entered an order and final judgment that (i) dismissed with prejudice and released the claims asserted in the complaint against the defendants, including IsoRay, and (ii) approved the payment of the $3,537,500 settlement fund (paid by IsoRay’s insurers), minus the payment of attorneys' fees and costs to plaintiff's counsel, to members of the settlement class.  This lawsuit is concluded.

Derivative Complaint related to Shareholder Value

On September 29, 2016, a purported shareholder derivative complaint captioned Kitley v. Babcock, et al., No. 0:16-cv-03297, was filed on behalf of the Company in the United States District Court for the District of Minnesota against certain of the Company’s current and former officers and directors.  The complaint alleges that the defendants breached their fiduciary duties by causing the Company to issue allegedly false and misleading statements in a May 20, 2015 press release – the same press release at issue in the settled securities class action – concerning the results from a peer reviewed study of the Company’s Cesium-131 isotope seeds and mesh product for the treatment of non-small cell lung cancers.  The complaint brings claims of breach of fiduciary duty, gross mismanagement, and unjust enrichment, and seeks unspecified compensatory damages, changes in corporate governance, and attorney’s fees and costs.  Because the complaint is derivative in nature, it does not seek monetary damages from the Company.  The Company may be obligated pursuant to indemnification obligations to advance fees and costs incurred by the individuals defending against the action.  The Company has applicable directors and officers insurance policies.

On November 17, 2016, the defendants filed a motion to dismiss Mr., Kitley’s complaint.  On January 23, 2017, instead of opposing defendants’ motion, Mr. Kitley filed an amended complaint. On March 9, 2017, defendants moved to dismiss the amended complaint.  On April 20, 2017, plaintiffs filed an opposition to defendants’ motion. Defendants’ reply in support of the motion is due May 17, 2017.

Class Action Lawsuit re Equity Plans

On January 31, 2017, a putative class action complaint captioned Griffith, et al. v. LaVoy, et al., No. 17-2-00194-2, was filed in the Superior Court of Washington in and for Benton and Franklin Counties against the Company, its Board of Directors, and a former director and officer of the Company. The complaint alleges that the defendants violated Section 302A.437 of the Minnesota Business Corporation Act because, due to a significant number of broker non-votes at the respective meetings, the Company did not receive at least a majority of the voting power of the minimum number of shares entitled to vote that would constitute a quorum in favor of proposals to approve the Company’s 2014 Employee Stock Option Plan (2014 Plan) and 2016 Equity Incentive Plan (2016 Plan) (collectively, the “Plans”). The complaint alleges that since the Plans were not properly approved by shareholders under Minnesota law, the Plans and the Company’s equity awards under the Plans are invalid. The complaint also alleges that members of the Board breached their fiduciary duties by deeming these Plans approved by shareholders when they were not under Minnesota law and by authorizing equity awards to be made under these Plans. Unless the Company obtains the requisite shareholder approvals under Minnesota law, the complaint seeks cancellation of the Plans and rescission of all awards made under the Plans, an injunction prohibiting the Company from making further awards under the Plans, and an award of fees and costs to plaintiffs’ counsel. The Company and the other defendants have not yet answered or otherwise responded to the complaint.

The Company, members of the Board, and the former director and officer of the Company vigorously deny that they violated Minnesota law and, as to the non-company defendants, that they breached any fiduciary duty. No awards were issued to then-outside directors under the 2014 Plan. No awards made to anyone under the 2014 Plan have been exercised. No awards were issued under the 2016 Plan. In order to correct mistakes, if any, in connection with the approvals of these Plans or the issuance of these equity awards under the 2014 Plan, the Company reached an agreement in principle with the plaintiffs to settle this lawsuit in order to remedy the claims alleged in the complaint and to eliminate the burden and expense of further litigation. This settlement in principle includes an agreement to seek approval of the 2014 Plan and approval of prior grants under the 2014 Plan, each from shareholders pursuant to the higher voting threshold imposed by Minnesota corporate laws, and cancel the 2016 Plan altogether. The Company has called a Special Meeting of the Shareholders, to be held on June 15, 2017, primarily to seek these approvals. As part of the settlement in principle, the parties have agreed to either (a) negotiate an attorneys’ fee award for plaintiffs’ counsel or (b) if an agreement cannot be reached, accept the court’s decision as to an appropriate attorneys’ fee award. We cannot at this time estimate the attorneys’ fee award.

ITEM 1A – RISK FACTORS

A description of the risk factors associated with our business is included under “Risk Factors” contained in Part I, Item 1A of our annual report on Form 10-K for the year ended June 30, 2016, and is incorporated herein by reference. There have been no material changes in our risk factors since such filing, except for the following:

We Rely Heavily On Five Customers

For the nine months ended March 31, 2017 approximately 46% of the Company’s revenues were dependent on five customers with approximately 23% being generated by one customer. The loss of any of these customers would have a material adverse effect on the Company’s revenues that may not be replaced by other customers particularly as these customers are in the prostate sector which is facing substantial competition from other treatments.

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

ITEM 6. EXHIBITS

Exhibits:

4.1	Amendment, dated as of February 2, 2017, to the Share Rights Agreement, dated as of February 1, 2007, between IsoRay, Inc. and Computershare Trust Company, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 of the Form 8-K filed on February 3, 2017.

10.2	Separation Agreement, dated February 28, 2017, between Brien Ragle and IsoRay, Inc., incorporated by reference to Exhibit 10.1 of the Form 8-K filed on March 3, 2017.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32**	Section 1350 Certifications

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2017
ISORAY, INC., a Minnesota corporation

/s/ Thomas C. LaVoy
Thomas C. LaVoy
Chief Executive Officer (Principal Executive Officer)

/s/ Matthew P. Branson
Matthew P. Branson
Controller (Principal Financial and Accounting Officer)

