Form 10-Q
period 2017-12-31
IsoRay, Inc.
filed 2018-02-09
CIK 728387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY Report PURSUANT TO Section 13 or 15(D) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class	Outstanding as of February 7, 2018
Common stock, $0.001 par value	55,100,229

ISORAY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

IsoRay, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except shares)

	December 31,	June 30,
	2017	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,951	$5,932
Certificates of deposit (Note 3)	2,725	3,039
Accounts receivable, net of allowance for doubtful accounts of $26 and $26, respectively	987	726
Inventory	459	323
Prepaid expenses and other current assets	295	271

Total current assets	7,417	10,291

Property and equipment, net	1,168	1,054
Restricted cash	181	181
Inventory, non-current	408	513
Other assets, net of accumulated amortization	204	230

Total assets	$9,378	$12,269

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$581	$630
Accrued protocol expense	43	75
Accrued radioactive waste disposal	19	125
Accrued payroll and related taxes	165	138
Accrued vacation	123	138

Total current liabilities	931	1,106
Long-term liabilities:
Asset retirement obligation	576	561

Total liabilities	1,507	1,667
Commitments and contingencies (Note 8)

Shareholders' equity:
Preferred stock, $.001 par value; 7,001,671 shares authorized:
Series A: 1,000,000 shares allocated; no shares issued and outstanding	-	-
Series B: 5,000,000 shares allocated; 59,065 shares issued and outstanding	-	-
Series C: 1,000,000 shares allocated; no shares issued and outstanding	-	-
Series D: 1,671 shares allocated; no shares issued and outstanding	-	-
Common stock, $.001 par value; 192,998,329 shares authorized; 55,100,229 and 55,017,419 shares issued and outstanding	55	55
Additional paid-in capital	83,430	83,151
Accumulated deficit	(75,614)	(72,604)

Total shareholders' equity	7,871	10,602

Total liabilities and shareholders' equity	$9,378	$12,269

The accompanying notes are an integral part of these consolidated financial statements.

IsoRay, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(Dollars and shares in thousands, except for per-share amounts)

	Three months ended		Six months ended
	December 31,		December 31,
	2017	2016	2017	2016

Product sales, net	$1,536	$1,028	$2,747	$2,109
Cost of product sales	1,005	1,029	1,951	2,062
Gross profit / (loss)	531	(1)	796	47

Operating expenses:
Research and development
Proprietary research and development	311	150	597	322
Collaboration arrangement, net of reimbursement (Note 8)	29	-	104	-
Total research and development	340	150	701	322
Sales and marketing	674	496	1,288	1,020
General and administrative	985	880	1,827	1,807
Change in estimate of asset retirement obligation	-	(48)	-	(48)
Total operating expenses	1,999	1,478	3,816	3,101

Operating loss	(1,468)	(1,479)	(3,020)	(3,054)

Non-operating income:
Interest income, net	5	29	10	60
Change in fair value of warrant derivative liability	-	-	-	27
Other income	-	-	-	20
Non-operating income, net	5	29	10	107

Net loss	(1,463)	(1,450)	(3,010)	(2,947)
Preferred stock dividends	(3)	(2)	(5)	(5)

Net loss applicable to common shareholders	$(1,466)	$(1,452)	$(3,015)	$(2,952)

Basic and diluted loss per share	$(0.03)	$(0.03)	$(0.05)	$(0.05)

Weighted average shares used in computing net loss per share:
Basic and diluted	55,056	55,017	55,037	55,014

The accompanying notes are an integral part of these consolidated financial statements.

IsoRay, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six months ended December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,010)	$(2,947)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	36	32
Loss on equipment disposals	-	5
Amortization of other assets	26	23
Change in fair value of warrant derivative liability	-	(27)
Accretion of asset retirement obligation	15	15
Change in estimate of asset retirement obligation	-	(48)
Share-based compensation	240	122
Changes in operating assets and liabilities:
Accounts receivable, gross	(261)	(22)
Inventory	(31)	(24)
Prepaid expenses and other current assets	(24)	79
Accounts payable and accrued expenses	(49)	(299)
Accrued protocol expense	(32)	34
Accrued radioactive waste disposal	(106)	18
Accrued payroll and related taxes	27	18
Accrued vacation	(15)	7

Net cash used by operating activities	(3,184)	(3,014)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(150)	(239)
Additions to other assets	-	(151)
Proceeds from maturity of certificates of deposit	3,868	-
Purchases of and interest from certificates of deposit	(3,554)	(58)

Net cash provided (used) by investing activities	164	(448)

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred dividends paid	(11)	(11)
Proceeds from sales of common stock, pursuant to exercise of options	50	2
Net cash provided (used) by financing activities	39	(9)

Net decrease in cash and cash equivalents	(2,981)	(3,471)
Cash and cash equivalents, beginning of period	5,932	10,139
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,951	$6,668

The accompanying notes are an integral part of these consolidated financial statements.

IsoRay, Inc.

Notes to the Unaudited Consolidated Financial Statements

For the six months ended December 31, 2017 and 2016

1.	Basis of Presentation

The accompanying unaudited interim consolidated financial statements are those of IsoRay, Inc., and its wholly-owned subsidiaries referred to herein as “IsoRay” or the “Company”. All significant intercompany accounts and transactions have been eliminated in the consolidation. In the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial statements have been included. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes as set forth in the Company’s annual report filed on Form 10-K for the year ended June 30, 2017.

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

Certificate of Deposit Account Registry Service (CDARS) is a system that allows the Company to invest in certificates of deposit through a single financial institution that exceed the $250,000 limit to be fully insured by the Federal Deposit Insurance Corporation (FDIC). That institution utilizes the CDARS system to purchase certificates of deposit at other financial institutions while keeping the investment at each institution fully insured by the FDIC. CDARS held by the Company as of December 31, 2017 and June 30, 2017 are as follows (in thousands):

	As of December 31, 2017
	Under 90	91 days to	Six months to	Greater
	Days	six months	1 year	than 1 year
CDARS	$1,075	$825	$825	$-

	As of June 30, 2017
	Under 90	91 days to	Six months to	Greater
	Days	six months	1 year	than 1 year
CDARS	$3,039	$-	$-	$-

4.	Loss per Share

Basic and diluted earnings (loss) per share are calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. At December 31, 2017 and 2016, the calculation of diluted weighted average shares did not include convertible preferred stock, common stock warrants, or options that are potentially convertible into common stock as those would be antidilutive due to the Company’s net loss position.

Securities not considered in the calculation of diluted weighted average shares, but that could be dilutive in the future as of December 31, 2017 and 2016, were as follows (in thousands):

	December 31,
	2017	2016
Series B preferred stock	59	59
Common stock warrants	250	5
Common stock options	3,295	2,565
Total potential dilutive securities	3,604	2,629

5.	Inventory

Inventory consisted of the following at December 31, 2017 and June 30, 2017 (in thousands):

	December 31,	June 30,
	2017	2017
Raw materials	$367	$191
Work in process	82	121
Finished goods	10	11
Total inventory, current	$459	$323

	December 31,	June 30,
	2017	2017
Enriched barium, non-current	$347	$470
Raw materials, non-current	61	43
Total inventory, non-current	$408	$513

Inventory, non-current is raw materials that were ordered in quantities to obtain volume cost discounts which based on current and anticipated sales volumes will not be consumed within an operating cycle.

On August 25, 2017, the Company entered into a Consignment Agreement and related Services Agreement with MedikorPharma-Ural LLC to begin utilizing our enriched barium-130 carbonate inventory beginning in November 2017. The Company anticipates obtaining enough Cesium-131 under this arrangement to obtain over 4,000 curies of Cesium-131 over a ten-year period but there is no assurance as to whether the agreements will be terminated before this full amount is obtained and other supply sources are used, nor is there assurance that the agreements with the third-party Cesium-131 suppliers will be executed.

6.	Property and Equipment

Property and equipment consisted of the following at December 31, 2017 and June 30, 2017 (in thousands):

	December 31,	June 30,
	2017	2017
Land	$366	$366
Equipment	3,799	3,776
Leasehold improvements	4,134	4,130
Other[1]	496	373
Property and equipment	8,795	8,645
Less accumulated depreciation	(7,627)	(7,591)
Property and equipment, net	$1,168	$1,054

1 – Represents items that meet the capitalization threshold or which management believes will meet the threshold at the time of completion and which have yet to be placed into service as of the date of the balance sheet. Also included at December 31, 2017 and June 30, 2017 are costs associated with automation of production processes and advance planning and design work on the Company’s new production facility.

7.	Share-Based Compensation

The following table presents the share-based compensation expense recognized for stock-based options during the three months ended December 31, 2017 and 2016 (in thousands):

	Three Months ended December 31,
	2017	2016
Cost of product sales	$13	$17
Research and development expenses	19	7
Sales and marketing expenses	17	11
General and administrative expenses	29	17
Total share-based compensation	$78	$52

The following table presents the share-based compensation expense recognized for stock-based options during the six months ended December 31, 2017 and 2016 (in thousands):

	Six Months ended December 31,
	2017	2016
Cost of product sales	$29	$44
Research and development expenses	38	15
Sales and marketing expenses	34	26
General and administrative expenses	67	37
Total share-based compensation	$168	$122

As of December 31, 2017, total unrecognized compensation expense related to stock-based options was approximately $722,000 and the related weighted-average period over which it is expected to be recognized is approximately 1.27 years.

A summary of stock options within the Company’s share-based compensation plans as of December 31, 2017 was as follows (in thousands except for exercise prices and terms):

			Weighted
		Weighted	Average
	Number of	Exercise	Contractual	Intrinsic
As of December 31, 2017	Options	Price	Term (Years)	Value
Outstanding	3,295	$.76	7.40	$36
Vested and expected to vest	3,192	$.76	7.34	$36
Vested and exercisable	1,747	$.91	5.54	$36

There were 82,810 and 6,800 stock options exercised, with approximately nil and $3,000 of intrinsic value associated with these exercises during the three months ended December 31, 2017 and 2016, respectively. The Company’s current policy is to issue new shares to satisfy stock option exercises.

There were no and 10,000 option awards granted with a fair value of approximately $0 and $4,000 during the three months ended December 31, 2017 and 2016, respectively.

There were no stock option awards which expired during the three months ended December 31, 2017 and 2016, respectively.

There were 16,875 and 47,669 stock option awards forfeited during the three months ended December 31, 2017 and 2016, respectively.

There were 82,810 and 6,800 stock options exercised, with approximately nil and $3,000 of intrinsic value associated with these exercises during the six months ended December 31, 2017 and 2016, respectively. The Company’s current policy is to issue new shares to satisfy stock option exercises.

There were 75,000 and 10,000 option awards granted with a fair value of approximately $33,000 and $4,000 during the six months ended December 31, 2017 and 2016, respectively.

There were no and 280,534 stock option awards which expired during the six months ended December 31, 2017 and 2016, respectively.

There were 76,541 and 83,005 stock option awards forfeited during the six months ended December 31, 2017 and 2016, respectively.

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

During the three months ended December 31, 2017 and 2016, costs incurred in connection with the collaboration agreement were $58,000 and $0, respectively.

During the six months ended December 31, 2017 and 2016, costs incurred in connection with the collaboration agreement were $205,000 and $0, respectively.

As of December 31, 2017 and June 30, 2017, the Company had outstanding receivables from GammaTile LLC of $15,000 and $66,000 respectively. These amounts are included in the Prepaid expenses and other current assets on the consolidated balance sheet.

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

Media Advertising Agreement

On October 3, 2017, the Company entered into a Media Advertising Agreement with Al & J Media Inc., a corporation incorporated in the State of New York (the “Consultant”).

Pursuant to the agreement, the Consultant was to introduce the Company to potential sources of media, marketing agreements, and/or strategic alliances, including but not limited to radio and television media advertising, various media publications, and Internet podcasts. The Consultant did not promote the Company as part of the agreement; it acted only as a media agent for advertising.

On  December 29, 2017, the Company notified the Consultant of its decision to terminate the agreement between the parties because the Consultant’s services were no longer needed.

As compensation for the services provided prior to termination, the Company paid the Consultant $60,000 and issued the Consultant 250,000 warrants upon execution of the agreement, which vested immediately, entitling the Consultant to purchase shares of Company common stock, exercisable on or before October 3, 2020, at an exercise price of $0.54 per share.

9.	Fair Value Measurements

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Fair Value at December 31, 2017
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,951	$2,951	$-	$-

	Fair Value at June 30, 2017
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$5,932	$5,932	$-	$-

The Company’s cash and cash equivalent instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

10.	Related Party Transactions

During the quarter ended June 30, 2016, the Company engaged GO Intellectual Capital, LLC (GO) for marketing services in support of the Company’s rebranding effort. Michael McCormick, a member of the Company Board of Directors, is a 1/3 owner of GO. A statement of work was developed defining the scope of the effort and the deliverables to the Company including a new logo with brand messaging and communication tools including a website, sales presentation tools and a public relations strategy. For the six months ended December 31, 2016, the Company paid approximately $20,000 to GO for its performance of work related to the agreed upon statement of work. No such services were provided in the six months ended December 31, 2017.

11.	Concentrations of Credit and Other Risks

One group of customers, facilities or physician practices has revenues that aggregate to greater than 10% of total Company product sales:

	Six months ended
	December 31,	December 31,
Facility	2017	2016
El Camino Hospital of Los Gatos, Fremont Surgery Center & other facilities [1]	23.60%	23.10%

1 – This group of facilities individually each comprise less than 10% of total Company product sales. They are serviced by the same physician group, one of whom is our Medical Director.

The Company routinely assesses the financial strength of its customers and provides an allowance for doubtful accounts as necessary.

12.	Shareholders’ Equity

Warrants

As part of the compensation for the services performed by Al & J Media Inc. (the "Consultant") pursuant to the Media Advertising Agreement discussed on page 8, the Consultant received 250,000 warrants upon execution of the agreement, which vested immediately, entitling the Consultant to purchase shares of Company common stock, exercisable on or before October 3, 2020, at an exercise price of $0.54 each. These warrants, using the Black-Scholes model, resulted in approximately $72,000 of additional share based compensation during the three months ended December 31,2017. On December 29, 2017, the Company notified the Consultant of its decision to terminate the Media Advertising Agreement.

The key assumptions used in the Black-Scholes valuation model to calculate the fair value of the warrants are as follows:

October 3,
2017
Grant date fair value	$0.2874
Options issued	250,000
Exercise price	$0.54
Expected term (in years)	3
Risk-free rate	1.62%
Volatility	81.66%

The following table summarizes all warrants outstanding as of the beginning of the fiscal year, all activity related to warrants issued, cancelled, exercised or expired during the period and weighted average prices by category.

		Weighted average
	Warrants	exercise price
Outstanding as of June 30, 2017	-	$-
Warrants issued	250,000	$0.54
Outstanding as of December 31, 2017	250,000	$0.54

The following table summarizes additional information about the Company’s common warrants outstanding as of December 31, 2017:

Number of Warrants	Exercise Price¹	Expiration Date
250,000	$0.54	October 2020

[1] – Exercise prices have been rounded to the nearest whole cent.

13.	Subsequent Events

Manufacturing and Supply Agreement between Medical and GT Medical Technologies

On January 3, 2018, Medical and GT Medical Technologies, Inc. (“GT Tech”) entered into a Manufacturing and Supply Agreement (the “Supply Agreement”).

Pursuant to the Supply Agreement, Medical will manufacture and supply a brachytherapy product that incorporates Cesium-131 seeds within customizable carriers configured as squares or rectangles for the treatment of brain tumors (the “GammaTile™ Product”), developed pursuant to the Collaborative Development Agreement. Once regulatory clearance from the U.S. Food and Drug Administration permitting marketing of the GammaTile™ Product is received (the “510(k) Clearance”), Medical will exclusively manufacture and supply the GammaTile™ Product for end users designated by GT Tech. Additionally, Medical will supply loose or braided Cesium-131 seeds for brachytherapy brain cancer treatment to GT Tech on a non-exclusive basis. The prices for the GammaTile™ Product and Cesium-131 seeds are set forth on Exhibit B of the Supply Agreement, subject to periodic adjustment, with an initial price per seed of between $130 and $150 depending on quantity ordered. As part of the Supply Agreement, Medical has agreed to transfer the 510(k) Clearance to GT Tech within 30 days of receipt. The term of the Supply Agreement is 10 years.

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

All statements contained in this Form 10-Q, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” and similar expressions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future revenue, economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under Item 1A - Risk Factors beginning on page 18 below that may cause actual results to differ materially.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, inventories, accrued liabilities, derivative liabilities and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s annual report on Form 10-K as filed with the SEC on September 28, 2017 are those that depend most heavily on these judgments and estimates. As of December 31, 2017 there had been no material changes to any of the critical accounting policies contained therein.

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

The Company has distribution agreements outside of the United States through its subsidiary IsoRay International LLC. These distributors are responsible for obtaining regulatory clearance to sell the Company’s products in their territories, with the support of the Company. As of the date of this Report, the Company had distributors in Italy and the Russian Federation.

Results of Operations

Three months ended December 31, 2017 and 2016 (in thousands):

	Three months ended December 31,
	2017		2016		2017 - 2016
	Amount	% (a)	Amount	% (a)	% Change
Product sales, net	$1,536	100	$1,028	100	49
Cost of product sales	1,005	65	1,029	100	(2)
Gross profit / (loss)	531	35	(1)	-	53,200

Operating expenses:
Research and development expenses - proprietary	311	20	150	15	107
Research and development expenses – collaboration agreement, net of reimbursement	29	2	-	-	100
Sales and marketing expenses	674	44	496	48	35
General and administrative expenses	985	64	880	86	12
Change in estimate of ARO	-	-	(48)	(5)	(100)
Total operating expenses	1,999	130	1,478	144	35
Operating loss	(1,468)	(95)	(1,479)	(144)	1

(a)	Expressed as a percentage of product sales, net

Six months ended December 31, 2017 and 2016 (in thousands):

	Six months ended December 31,
	2017		2016		2017 - 2016
	Amount	% (a)	Amount	% (a)	% Change
Product sales, net	$2,747	100	$2,109	100	30
Cost of product sales	1,951	71	2,062	98	(5)
Gross profit / (loss)	796	29	47	2	1,594

Operating expenses:
Research and development expenses - proprietary	597	22	322	15	85
Research and development expenses – collaboration agreement, net of reimbursement	104	4
Sales and marketing expenses	1,288	47	1,020	48	26
General and administrative expenses	1,827	67	1,807	86	(1)
Change in estimate of ARO	-	-	(48)	(2)	(100)
Total operating expenses	3,816	140	3,101	147	23
Operating loss	(3,020)	(111)	(3,054)	(145)	1

(a)	Expressed as a percentage of product sales, net

Product Sales

Changes in sales personnel and implementation of a revitalized sales and marketing strategy in the second quarter of fiscal 2017 has resulted in positive sales growth in the second quarter of fiscal 2018 when compared to prior year second quarter. Ongoing training and support of new sales personnel has led to not only new accounts but also reconnecting with and receiving orders from prior accounts.

Three months ended December 31, 2017 and 2016 (in thousands)

	Three months ended December 31,
	2017		2016		2017 - 2016
	Amount	% (a)	Amount	% (a)	% Change
Prostate brachytherapy	$1,315	86	$889	86	48
Other brachytherapy	221	14	139	14	59
Product sales, net	1,536	100	1,028	100	49

(a)	Expressed as a percentage of product sales, net

Six months ended December 31, 2017 and 2016 (in thousands)

	Six months ended December 31,
	2017		2016		2017 - 2016
	Amount	% (a)	Amount	% (a)	% Change
Prostate brachytherapy	$2,399	87	$1,855	88	29
Other brachytherapy	348	13	254	12	37
Product sales, net	2,747	100	2,109	100	30

(a)	Expressed as a percentage of product sales, net

Prostate Brachytherapy

During the quarter ended December 31, 2017, the Company had a full sales team in place contributing to the increase in sales. Also, website improvements and significant investments in product support literature, social media and public relations are increasing the awareness of the Company in the prostate brachytherapy treatment markets providing the Company opportunities to develop new customers and reconnect with past customers.

Management believes growth in prostate brachytherapy revenues will be the result of physicians, payers, and patients increasingly considering overall brachytherapy treatment advantages including costs, better treatment outcomes and improvement in the quality of life for patients, when compared with non-brachytherapy treatments.

During the quarter ended December 31, 2017, approximately $35,000 of reported revenues originated from the international market.

Management believes increased pressure to deliver effective healthcare in both terms of outcome and cost drove treatment options, and accordingly drove the Company’s prostate revenues, in the quarter ended December 31, 2017.

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

Contributing to the three and six months ended December 31, 2017 and 2016 comparison were decreases attributed to cost savings initiatives that resulted in lower procurement costs of goods and services. Some costs shifted in the three and six months ended December 31, 2017 to research and development from cost of product sales as employees performed research and development work. Also, reduced staffing costs were realized with decreased head count. These decreases were partially offset by increased supply of isotope from MURR which increased total cost of product sales but resulted in lower supply cost per curie of Cesium-131.

Research and development

Research and development – proprietary

Proprietary research and development consists primarily of employee and third-party costs related to research and development activities.

Contributing to the three months ended December 31, 2017 and 2016 proprietary research and development comparison were increases associated with participation in new protocols, device development activities, as well as a reallocation of employee costs from cost of product sales as those employees performed work on research and development projects.

Contributing to the six months ended December 31, 2017 and 2016 proprietary research and development comparison were increases associated with participation in new protocols, device development activities, as well as a reallocation of employee costs from cost of product sales as those employees performed work on research and development projects. These increases were partially offset by decreased legal fees.

Research and development – collaborative arrangement

Collaboration arrangement related costs are incurred, shared, and separately stated in connection with a collaborative research and development project with GammaTile, LLC.

During the three months ended December 31, 2017 and 2016, costs incurred in connection with the collaboration agreement were $58,000 and $0, respectively.

During the six months ended December 31, 2017 and 2016, costs incurred in connection with the collaboration agreement were $205,000 and $0, respectively.

Sales and marketing expenses

Sales and marketing expenses consist primarily of the costs related to the internal and external activities of the Company’s sales, marketing and customer service functions of the Company. As the Company increasingly focuses on improving sales, the cost associated with marketing and greater staffing continues to increase.

Staffing differences are a major factor in the cost comparison for the three months ended December 31, 2017 and 2016 as open positions in the quarter ended December 31, 2016 were filled in periods prior to the quarter ended December 31, 2017 with increased salaries and increased travel costs. Due to increased sales, there were also increases in commission and bonus expense.

Contributing to the six months ended December 31, 2017 and 2016 comparison were increased advertising and public relations costs as part of the revitalized marketing plan. Staffing differences are a major factor in the cost comparison as open positions in six months ended December 31, 2016 were filled in periods prior to the quarter ended December 31, 2017 with increased salaries.

General and administrative expenses

General and administrative expenses consist primarily of the costs related to the executive, human resources/training quality assurance/regulatory affairs, finance, and information technology functions of the Company.

Contributing to the three months ended December 31, 2017 and 2016 comparison were cost increases associated with share-based compensation, bonus expense, public company related expense, and state tax expense. These cost increases were partially offset in the three months ended December 31, 2017 by decreases to payroll as a result of the re-organization of the finance department with reduced head count, decreased legal expenses, and decreased employee hiring costs.

Contributing to the six months ended December 31, 2017 and 2016 comparison were cost decreases from the prior year. Those include decreases to payroll as a result of the re-organization of the finance department with reduced head count, decreased legal expenses, audit and bank fees, and seminars, conference, and training expenses. These cost decreases were partially offset in the six months ended December 31, 2017 by increases associated with share-based compensation, bonus expense, state taxes, and employment hiring expenses related to the hiring of the Controller.

Liquidity and capital resources

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company has historically financed its operations through selling equity to investors. During the quarters ended December 31, 2017 and 2016, the Company used existing cash reserves to fund its operations and capital expenditures (in thousands except current ratio):

	Six months
	ended December 31,
	2017	2016
Net cash used by operating activities	$(3,184)	$(3,014)
Net cash provided by investing activities	164	(448)
Net cash provided by financing activities	39	(9)
Net decreases in cash and cash equivalents	$(2,981)	$(3,471)

	As of
	December 31, 2017	June 30, 2017
Working capital	$6,486	$9,185
Current ratio	7.96	9.30

Cash flows from operating activities

Net cash used by operating activities in the six months ended December 31, 2017 was primarily due to a net loss of approximately $3.01 million, net of approximately $317,000 in adjustments for non-cash activity such as depreciation and amortization expense, ARO accretion, and share-based compensation. Changes in operating assets and liabilities used approximately $491,000 to fund operating activities; Increase in accounts receivable and inventory, along with decreases in accounts payable and accrued expenses were partially offset by an increase in accrued payroll and related taxes.

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

Cash flows from financing activities

Financing activities in the six months ended December 31, 2017 included payment of preferred dividends and proceeds of sales of common stock through option exercises.

Projected 2018 Liquidity and Capital Resources

Operating activities

Management forecasts that current cash and cash equivalents along with certificates of deposit will be sufficient to meet projected operating cash needs for the remainder of fiscal 2018 and into the first half of fiscal 2019. Assuming no extraordinary expenses occur (whether operating or capital), if management is successful at implementing its strategy of renewed emphasis on driving the consumer to the prostate market, meets or exceeds its annual growth targets of twenty percent increase in revenue in fiscal 2018 and this annual growth continues, the Company anticipates reaching cashflow break-even in three to five years. Although the Company did not reach that target of twenty percent increased revenue in the first quarter of fiscal 2018, that target was surpassed in the second quarter and the Company is continuing to project revenue growth in fiscal 2018 of at least twenty percent over fiscal 2017. There is no assurance that targeted sales growth will materialize over the next three to five years. However, management is encouraged by the results for the six months ended December 31, 2017 and with the depth and experience of its restructured sales team.

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

During the six months ended December 31, 2017, the Company invested approximately $112,000 in the automation of production processes, three of which have been received, tested and evaluated, and were placed in service in the six months. One additional machine has been received and is currently being tested. Beginning in fiscal 2017 and continuing through December 31, 2017, the Company has invested approximately $412,000 in these automation projects and management is expecting to invest approximately $400,000 more over the next 18 months on the remaining projects. This investment is designed to allow the Company to significantly increase the output of Cs-131 brachytherapy seeds, while allowing the Company to decrease the labor costs related to seed production and also improving the overall safety of our operations.

Financing activities

There was no material change in the use of proceeds from our public offering as described in our final prospectus supplement filed with the SEC pursuant to Rule 424(b) on March 24, 2014. Through December 31, 2017, the Company had used the net proceeds raised through the March 2014 offering as described in the public offering. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

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

The Company’s common stock is currently listed on the NYSE American stock exchange, which will consider delisting a company’s securities if, among other things, a company fails to maintain minimum stockholder's equity.  With the Company’s existing cash reserves, we believe we will not be able to maintain our listing on the NYSE American unless we raise capital in the next three to six months assuming we maintain our projected budgeted expenses and contemplated level of revenues.

Other Commitments and Contingencies

The Company presented its other commitments and contingencies in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017. There have been no material changes outside of the ordinary course of business in those obligations during the quarter ended December 31, 2017 other than those previously disclosed in Notes 8 and 13 to the interim financial statements contained in this Form 10-Q.

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

During the quarter ended December 31, 2017, there have been no changes to the critical accounting policies and estimates, as discussed in Part II, Item 7 of our Form 10-K for the year ended June 30, 2017.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the disclosure in the “Quantitative and Qualitative Disclosures about Market Risk Factors” section of our Annual Report on Form 10-K for the year ended June 30, 2017.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of December 31, 2017. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedures are designed to provide a reasonable level of assurance that the objectives of the system will be met.

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

ITEM 1A – RISK FACTORS

A description of the risk factors associated with our business is included under “Risk Factors” contained in Part I, Item 1A of our Form 10-K for the year ended June 30, 2017, and is incorporated herein by reference. There have been no material changes in our risk factors since such filing, except for the following:

We Rely Heavily On Five Customers

For the six months ended December 31, 2017 approximately 46% of the Company’s revenues were dependent on five customers with approximately 24% being generated by one customer. The loss of any of these customers would have a material adverse effect on the Company’s revenues which may not be replaced by other customers particularly as these customers are in the prostate sector which is facing substantial competition from other treatments.

We Will Need Additional Capital In The Future To Maintain Our NYSE American Listing And For Acquisitions And Expansion Into Other Markets.

Our common stock is currently listed on the NYSE American stock exchange which will consider delisting a company’s securities if, among other things, a company fails to maintain minimum stockholder's equity.  With our existing cash reserves we believe we will not be able to maintain our listing on the NYSE American unless we raise capital in the next three to six months assuming we maintain our projected budgeted expenses and contemplated level of revenues.  In the event that our common stock is delisted from the NYSE American, trading, if any, in the common stock would be conducted in the over-the-counter market.  As a result, our shareholders would likely find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock.  We may also need to raise capital for strategic acquisitions or expansion into other markets and there is no assurance management will not pursue this additional capital if available.

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

Dated: February 9, 2018
ISORAY, INC., a Minnesota corporation

/s/ Thomas C. LaVoy
Thomas C. LaVoy
Chief Executive Officer (Principal Executive Officer)

/s/ Mark J. Austin
Mark J. Austin
Controller (Principal Financial and Accounting Officer)