Form 10-Q
period 2018-03-31
IsoRay, Inc.
filed 2018-05-04
CIK 728387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class	Outstanding as of May 2, 2018
Common stock, $0.001 par value	55,100,229

ISORAY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

IsoRay, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except shares)

	March 31,	June 30,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,365	$5,932
Certificates of deposit (Note 3)	2,150	3,039
Accounts receivable, net of allowance for doubtful accounts of $26 and $26, respectively	970	726
Inventory	458	323
Prepaid expenses and other current assets	382	271

Total current assets	6,325	10,291

Property and equipment, net	1,229	1,054
Restricted cash	181	181
Inventory, non-current	395	513
Other assets, net of accumulated amortization	192	230

Total assets	$8,322	$12,269

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$773	$630
Accrued protocol expense	77	75
Accrued radioactive waste disposal	28	125
Accrued payroll and related taxes	105	138
Accrued vacation	140	138

Total current liabilities	1,123	1,106
Long-term liabilities:
Asset retirement obligation	583	561

Total liabilities	1,706	1,667
Commitments and contingencies (Note 8)

Shareholders' equity:
Preferred stock, $.001 par value; 7,001,671 shares authorized:
Series A: 1,000,000 shares allocated; no shares issued and outstanding	-	-
Series B: 5,000,000 shares allocated; 59,065 shares issued and outstanding	-	-
Series C: 1,000,000 shares allocated; no shares issued and outstanding	-	-
Series D: 1,671 shares allocated; no shares issued and outstanding	-	-
Common stock, $.001 par value; 192,998,329 shares authorized; 55,100,229 and 55,017,419 shares issued and outstanding	55	55
Additional paid-in capital	83,507	83,151
Accumulated deficit	(76,946)	(72,604)

Total shareholders' equity	6,616	10,602

Total liabilities and shareholders' equity	$8,322	$12,269

The accompanying notes are an integral part of these consolidated financial statements.

IsoRay, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(Dollars and shares in thousands, except for per-share amounts)

	Three months ended		Nine months ended
	March 31,		March 31,
	2018	2017	2018	2017

Product sales, net	$1,573	$1,282	$4,320	$3,391
Cost of product sales	964	989	2,915	3,051
Gross profit	609	293	1,405	340

Operating expenses:
Research and development
Proprietary research and development	317	166	914	488
Collaboration arrangement, net of reimbursement (Note 8)	156	161	260	161
Total research and development	473	327	1,174	649
Sales and marketing	692	530	1,980	1,550
General and administrative	783	825	2,610	2,632
Change in estimate of asset retirement obligation	-	-	-	(48)
Total operating expenses	1,948	1,682	5,764	4,783

Operating loss	(1,339)	(1,389)	(4,359)	(4,443)

Non-operating income:
Interest income, net	7	29	17	89
Change in fair value of warrant derivative liability	-	-	-	27
Other income	-	-	-	20
Non-operating income, net	7	29	17	136

Net loss	(1,332)	(1,360)	(4,342)	(4,307)
Preferred stock dividends	(3)	(3)	(8)	(8)

Net loss applicable to common shareholders	$(1,335)	$(1,363)	$(4,350)	$(4,315)

Basic and diluted loss per share	$(0.02)	$(0.02)	$(0.08)	$(0.08)

Weighted average shares used in computing net loss per share:
Basic and diluted	55,100	55,017	55,058	55,015

The accompanying notes are an integral part of these consolidated financial statements.

IsoRay, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine months ended March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,342)	$(4,307)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	56	50
Loss on equipment disposals	-	5
Amortization of other assets	37	35
Change in fair value of warrant derivative liability	-	(27)
Accretion of asset retirement obligation	22	22
Change in estimate of asset retirement obligation	-	(48)
Share-based compensation	317	162
Changes in operating assets and liabilities:
Accounts receivable, gross	(250)	(249)
Inventory	(16)	54
Prepaid expenses and other current assets	(58)	(44)
Accounts payable and accrued expenses	96	(104)
Accrued protocol expense	2	(38)
Accrued radioactive waste disposal	(97)	26
Accrued payroll and related taxes	(33)	(47)
Accrued vacation	2	11

Net cash used by operating activities	(4,264)	(4,499)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(231)	(293)
Additions to other assets	-	(151)
Proceeds from maturity of certificates of deposit	4,943	-
Purchases of and interest from certificates of deposit	(4,054)	(87)

Net cash provided (used) by investing activities	658	(531)

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred dividends paid	(11)	(11)
Proceeds from sales of common stock, pursuant to exercise of options	50	2
Net cash provided (used) by financing activities	39	(9)

Net decrease in cash and cash equivalents	(3,567)	(5,039)
Cash and cash equivalents, beginning of period	5,932	10,139
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,365	$5,100

Non-cash investing and financing activities:
Land acquired with accounts payable	$-	$198

The accompanying notes are an integral part of these consolidated financial statements.

IsoRay, Inc.

Notes to the Unaudited Consolidated Financial Statements

For the nine months ended March 31, 2018 and 2017

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

Certificate of Deposit Account Registry Service (CDARS) is a system that allows the Company to invest in certificates of deposit through a single financial institution that exceed the $250,000 limit to be fully insured by the Federal Deposit Insurance Corporation (FDIC). That institution utilizes the CDARS system to purchase certificates of deposit at other financial institutions while keeping the investment at each institution fully insured by the FDIC. CDARS held by the Company as of March 31, 2018 and June 30, 2017 are as follows (in thousands):

	As of March 31, 2018
	Under 90	91 days to	Six months to	Greater
	Days	six months	1 year	than 1 year
CDARS	$1,325	$825	$-	$-

	As of June 30, 2017
	Under 90	91 days to	Six months to	Greater
	Days	six months	1 year	than 1 year
CDARS	$3,039	$-	$-	$-

4.	Loss per Share

Basic and diluted earnings (loss) per share are calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. At March 31, 2018 and 2017, the calculation of diluted weighted average shares did not include convertible preferred stock, common stock warrants, or options that are potentially convertible into common stock as those would be antidilutive due to the Company’s net loss position.

Securities not considered in the calculation of diluted weighted average shares, but that could be dilutive in the future as of March 31, 2018 and 2017, were as follows (in thousands):

	March 31,
	2018	2017
Series B preferred stock	59	59
Common stock warrants	250	5
Common stock options	3,272	2,456
Total potential dilutive securities	3,581	2,520

5.	Inventory

Inventory consisted of the following at March 31, 2018 and June 30, 2017 (in thousands):

	March 31,	June 30,
	2018	2017
Raw materials	$287	$191
Work in process	153	121
Finished goods	18	11
Total inventory, current	$458	$323

	March 31,	June 30,
	2018	2017
Enriched barium, non-current	$347	$470
Raw materials, non-current	48	43
Total inventory, non-current	$395	$513

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

6.	Property and Equipment

Property and equipment consisted of the following at March 31, 2018 and June 30, 2017 (in thousands):

	March 31,	June 30,
	2018	2017
Land	$366	$366
Equipment	3,806	3,776
Leasehold improvements	4,136	4,130
Other[1]	568	373
Property and equipment	8,876	8,645
Less accumulated depreciation	(7,647)	(7,591)
Property and equipment, net	$1,229	$1,054

1 – Represents items that meet the capitalization threshold or which management believes will meet the threshold at the time of completion and which have yet to be placed into service as of the date of the balance sheet. Also included at March 31, 2018 and June 30, 2017 are costs associated with automation of production processes and advance planning and design work on the Company’s new production facility.

7.	Share-Based Compensation

The following table presents the share-based compensation expense recognized for stock-based options during the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months ended March 31,
	2018	2017
Cost of product sales	$10	$15
Research and development expenses	20	13
Sales and marketing expenses	17	9
General and administrative expenses	30	3
Total share-based compensation	$77	$40

The following table presents the share-based compensation expense recognized for stock-based options during the nine months ended March 31, 2018 and 2017 (in thousands):

	Nine Months ended March 31,
	2018	2017
Cost of product sales	$40	$59
Research and development expenses	58	28
Sales and marketing expenses	50	35
General and administrative expenses	97	40
Total share-based compensation	$245	$162

As of March 31, 2018, total unrecognized compensation expense related to stock-based options was approximately $622,000 and the related weighted-average period over which it is expected to be recognized is approximately 1.16 years.

A summary of stock options within the Company’s share-based compensation plans as of March 31, 2018 was as follows (in thousands except for exercise prices and terms):

			Weighted
		Weighted	Average
	Number of	Exercise	Contractual	Intrinsic
As of March 31, 2018	Options	Price	Term (Years)	Value
Outstanding	3,272	$.76	7.14	$41
Vested and expected to vest	3,172	$.76	7.08	$41
Vested and exercisable	1,742	$.91	5.25	$41

There were no stock options exercised during the three months ended March 31, 2018 and 2017, respectively. The Company’s current policy is to issue new shares to satisfy stock option exercises.

There were 15,000 and 10,000 option awards granted with a fair value of approximately $5,000 and $4,000 during the three months ended March 31, 2018 and 2017, respectively.

There were no and 22,500 stock option awards which expired during the three months ended March 31, 2018 and 2017, respectively.

There were 37,500 and 96,432 stock option awards forfeited during the three months ended March 31, 2018 and 2017, respectively.

There were 82,810 and 6,800 stock options exercised, with approximately nil and $3,000 of intrinsic value associated with these exercises during the nine months ended March 31, 2018 and 2017, respectively. The Company’s current policy is to issue new shares to satisfy stock option exercises.

There were 90,000 and 20,000 option awards granted with a fair value of approximately $38,000 and $7,700 during the nine months ended March 31, 2018 and 2017, respectively.

There were no and 303,034 stock option awards which expired during the nine months ended March 31, 2018 and 2017, respectively.

There were 114,041 and 179,437 stock option awards forfeited during the nine months ended March 31, 2018 and 2017, respectively.

8.	Commitments and Contingencies

Isotope Purchase Agreement

In December 2015, the Company completed negotiations with The Open Joint Stock Company (located in Russia) for the purchase of Cesium-131 manufactured by the Institute of Nuclear Materials. The purchase agreement provided the Company with one year’s supply of Cesium-131. The original agreement was due to expire on March 31, 2017, but in December 2016 an addendum was signed extending it until December 31, 2017. On October 23, 2017, the Company, together with The Open Joint Stock Company signed an addendum to the contract to include Cesium-131 manufactured at the Research Institute of Atomic Reactors ("SSC RIAR") and extended it until December 31, 2018.

Research and Development - Collaborative Arrangement

On March 13, 2017, IsoRay Medical, Inc. (Medical) entered into a Collaborative Development Agreement (CDA) with GammaTile, LLC to further develop a brachytherapy medical device for the treatment of cancerous tumors in the brain and to seek regulatory approval for the new product. As the project manager, Medical will incur all costs in connection with the collaboration project which has been shared equally by both parties as of November 8, 2016 when they informally began the collaboration. As of March 31, 2018, the collaboration is ongoing and we expect it to continue through our fiscal 2018 fourth quarter.  In accordance with ASC 808 “Collaborative Arrangements”, this activity is accounted for as a collaborative arrangement and related costs are incurred, shared, and separately stated in connection with a collaborative research and development project. These costs are reported on the financial statements under “Research and development: Collaboration arrangements, net of reimbursement.”  The Company collaborated with GammaTile LLC in filing applications to the U.S. Food and Drug Administration (FDA) to clear GammaTile™ for clinical use, and a New Technology Add-on Payment (NTAP) to the Center for Medicare and Medicaid Services (CMS) seeking re-imbursement for the GammaTile™ treatment in the in-patient setting.  The application with the FDA is ongoing, however, the NTAP was filed in October 2017.

During the three months ended March 31, 2018 and 2017, costs incurred in connection with the CDA were $304,000 and $322,000, respectively.

During the nine months ended March 31, 2018 and 2017, costs incurred in connection with the CDA were $509,000 and $322,000, respectively.

As of March 31, 2018 and June 30, 2017, the Company had outstanding receivables from GammaTile LLC of $73,000 and $66,000 respectively. These amounts are included in the Prepaid expenses and other current assets on the consolidated balance sheet.

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

Media Advertising Agreement

On October 3, 2017, IsoRay entered into a Media Advertising Agreement (the “Agreement”) with Al & J Media Inc., a corporation incorporated in the State of New York (“Al & J”).

Pursuant to the Agreement, Al & J was to introduce IsoRay to potential sources of media, marketing agreements, and/or strategic alliances, including but not limited to radio and television media advertising, various media publications, and Internet podcasts. Al & J did not promote IsoRay as part of the Agreement; it acted only as a media agent for advertising.

On  December 29, 2017, IsoRay notified Al&J of its decision to terminate the Agreement between the parties because Al & J's services were no longer needed.

As compensation for the services provided prior to termination, IsoRay paid Al & J $60,000 and issued Al & J 250,000 warrants upon execution of the Agreement, which vested immediately, entitling Al & J to purchase shares of IsoRay common stock, exercisable on or before October 3, 2020, at an exercise price of $0.54 per share. See Note 12.

9.	Fair Value Measurements

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Fair Value at March 31, 2018
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,365	$2,365	$-	$-

	Fair Value at June 30, 2017
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$5,932	$5,932	$-	$-

The Company’s cash and cash equivalent instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

10.	Related Party Transactions

During the quarter ended June 30, 2016, the Company engaged GO Intellectual Capital, LLC (GO) for marketing services in support of the Company’s rebranding effort. Michael McCormick, a member of the Company Board of Directors, is a 1/3 owner of GO. A statement of work was developed defining the scope of the effort and the deliverables to the Company which included a new logo with brand messaging and communication tools including a website, sales presentation tools and a public relations strategy. For the nine months ended March 31, 2017, the Company paid approximately $20,000 to GO for its performance of work related to the agreed upon statement of work. No such services were provided in the nine months ended March 31, 2018.

11.	Concentrations of Credit and Other Risks

One group of customers, facilities or physician practices has revenues that aggregate to greater than 10% of total Company product sales:

	Nine months ended
	March 31,	March 31,
Facility	2018	2017
El Camino Hospital of Los Gatos, Fremont Surgery Center & other facilities [1]	24.23%	22.76%

1 – This group of facilities individually each comprise less than 10% of total Company product sales. They are serviced by the same physician group, one of whom is our Medical Director.

The Company routinely assesses the financial strength of its customers and provides an allowance for doubtful accounts as necessary.

12.	Shareholders’ Equity

Warrants

On October 3, 2017, the Company entered into a Media Advertising Agreement with Al & J Media Inc. (“Al & J”). As part of the compensation for the services, Al & J received 250,000 warrants upon execution of the Agreement, which vested immediately, entitling Al & J to purchase shares of IsoRay common stock, exercisable on or before October 3, 2020, at an exercise price of $0.54 each. These warrants, using the Black-Scholes model, resulted in approximately $72,000 of share based compensation during the nine months ended March 31, 2018. On December 29, 2017, the Company notified Al & J of its decision to terminate the Media Advertising Agreement.

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

		Weighted average
	Warrants	exercise price
Outstanding as of June 30, 2017	-	$-
Warrants issued	250,000	$0.54
Outstanding as of March 31, 2018	250,000	$0.54

The following table summarizes additional information about the Company’s common warrants outstanding as of March 31, 2018:

Number of Warrants	Exercise Price¹	Expiration Date
250,000	$0.54	October 2020

1 – Exercise prices have been rounded to the nearest whole cent.

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

All statements contained in this Form 10-Q, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” and similar expressions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future revenue, economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under Item 1A - Risk Factors below that may cause actual results to differ materially.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, inventories, accrued liabilities, derivative liabilities and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s annual report on Form 10-K as filed with the SEC on September 28, 2017 are those that depend most heavily on these judgments and estimates. As of March 31, 2018, there had been no material changes to any of the critical accounting policies contained therein.

Overview

IsoRay, Inc. is a brachytherapy device manufacturer with FDA clearance and CE marking for a single medical device that can be delivered to the physician in multiple configurations as prescribed for the treatment of cancers in multiple body sites. The Company manufactures and sells this product as the Cesium-131 brachytherapy seed.

The brachytherapy seed utilizes Cesium-131, with a 9.7 day half-life, as its radiation source. The Company believes that it is the unique combination of the short half-life and the energy of the Cesium-131 isotope that is yielding the beneficial treatment results that have been published in peer reviewed journal articles and presented in various forms at conferences and tradeshows.

The Company has distribution agreements outside of the United States through its subsidiary IsoRay International LLC. These distributors are responsible for obtaining regulatory clearance to sell the Company’s products in their territories, with the support of the Company. As of the date of this report, the Company had distributors in Italy and the Russian Federation, with approximately $35,000 in reported revenues in the nine months ended March 31, 2018.

Results of Operations

Three months ended March 31, 2018 and 2017 (in thousands):

	Three months ended March 31,
	2018		2017		2018 - 2017
	Amount	% (a)	Amount	% (a)	% Change
Product sales, net	$1,573	100	$1,282	100	23
Cost of product sales	964	61	989	77	(3)
Gross profit / (loss)	609	39	293	23	108

Operating expenses:
Research and development expenses - proprietary	317	20	166	13	91
Research and development expenses – collaboration agreement, net of reimbursement	156	10	161	13	(3)
Sales and marketing expenses	692	44	530	41	31
General and administrative expenses	783	50	825	64	(5)
Total operating expenses	1,948	124	1,682	131	16
Operating loss	(1,339)	(85)	(1389)	(108)	(4)

(a)	Expressed as a percentage of product sales, net

Nine months ended March 31, 2018 and 2017 (in thousands):

	Nine months ended March 31,
	2018		2017		2018 - 2017
	Amount	% (a)	Amount	% (a)	% Change
Product sales, net	$4,320	100	$3,391	100	27
Cost of product sales	2,915	67	3,051	90	(4)
Gross profit / (loss)	1,405	33	340	10	313

Operating expenses:
Research and development expenses - proprietary	914	21	488	14	87
Research and development expenses – collaboration agreement, net of reimbursement	260	6	161	5	61
Sales and marketing expenses	1,980	46	1,550	46	28
General and administrative expenses	2,610	60	2,632	77	(1)
Change in estimate of ARO	-	-	(48)	(1)	(100)
Total operating expenses	5,764	133	4,783	141	21
Operating loss	(4,359)	(101)	(4,443)	(131)	(2)

(a)	Expressed as a percentage of product sales, net

Product Sales

Changes in sales personnel and implementation of a revitalized sales and marketing strategy in the third quarter of fiscal 2017 has resulted in positive sales growth in the third quarter of fiscal 2018 when compared to the prior fiscal year's third quarter. Ongoing training and support of new sales personnel has led to not only new accounts but also reconnecting with and receiving orders from prior accounts.

Three months ended March 31, 2018 and 2017 (in thousands):

	Three months ended March 31,
	2018		2017		2018 - 2017
	Amount	% (a)	Amount	% (a)	% Change
Prostate brachytherapy	$1,304	83	$1,124	88	16
Other brachytherapy	269	17	158	12	70
Product sales, net	1,573	100	1,282	100	23

(a) Expressed as a percentage of product sales, net

Nine months ended March 31, 2018 and 2017 (in thousands):

	Nine months ended March 31,
	2018		2017		2018- 2017
	Amount	% (a)	Amount	% (a)	% Change
Prostate brachytherapy	$3,703	86	$2,979	88	24
Other brachytherapy	617	14	412	12	50
Product sales, net	4,320	100	3,391	100	27

(a) Expressed as a percentage of product sales, net

Prostate Brachytherapy

During the quarter ended March 31, 2018, the Company had a full sales team in place contributing to the increase in sales. Also, website improvements and significant investments in product support literature, social media and public relations are increasing the awareness of the Company in the prostate brachytherapy treatment markets providing the Company opportunities to develop new customers and reconnect with past customers.

Management believes growth in prostate brachytherapy revenues will be the result of physicians, payers, and patients increasingly considering overall brachytherapy treatment advantages including costs, better treatment outcomes and improvement in the quality of life for patients, when compared with non-brachytherapy treatments.

During the nine months ended March 31, 2018, approximately $35,000 of reported revenues originated from the international market.

Management believes increased pressure to deliver effective healthcare in both terms of outcome and cost drove treatment options, and accordingly drove the Company’s prostate revenues, in the quarter ended March 31, 2018.

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

Contributing to the three and nine months ended March 31, 2018 and 2017 comparisons were decreases attributed to cost savings initiatives that resulted in lower procurement costs of goods and services. Some costs shifted in the three and nine months ended March 31, 2018 as compared to the same periods in fiscal 2017 to research and development and property and equipment, net from cost of product sales as employees performed research and development work as well as worked on the automation projects. Also, reduced staffing costs were realized with decreased head count. These decreases were partially offset by an increase in supply of isotope from the University of Missouri Research Reactor ("MURR") which increased total cost of product sales but resulted in lower supply cost per curie of Cesium-131 obtained from MURR.

Research and development

Research and development – proprietary

Proprietary research and development consists primarily of employee and third-party costs related to research and development activities.

Contributing to the three months ended March 31, 2018 and 2017 and the nine months ended March 31, 2018 and 2017 proprietary research and development comparison were increases associated with participation in new protocols, device development activities, as well as a reallocation of employee costs from cost of product sales as those employees performed work on research and development projects.

Research and development – collaborative arrangement

Collaboration arrangement related costs are incurred, shared, and separately stated in connection with a Collaborative Development Agreement (CDA) with GammaTile, LLC.

During the three months ended March 31, 2018 and 2017, costs incurred in connection with the CDA were $304,000 and $322,000, respectively.

During the nine months ended March 31, 2018 and 2017, costs incurred in connection with the CDA were $509,000 and $322,000, respectively.

Sales and marketing expenses

Sales and marketing expenses consist primarily of the costs related to the internal and external activities of the sales, marketing and customer service functions of the Company. As the Company increasingly focuses on improving sales, the cost associated with marketing and greater staffing continues to increase.

Staffing differences are a major factor in the cost comparison for the three months ended March 31, 2018 and 2017 as open positions in the quarter ended March 31, 2017 were filled in periods prior to the quarter ended March 31, 2018 with increased salaries and increased travel costs. Due to increased sales, there were also increases in incentive compensation.

Contributing to the nine months ended March 31, 2018 and 2017 comparison were increased advertising and public relations costs as part of the revitalized marketing plan. Staffing differences are a major factor in the cost comparison as open positions in the nine months ended March 31, 2017 were filled in periods prior to the quarter ended March 31, 2018 with increased salaries and travel costs. Due to increased sales, there were also increases in incentive compensation.

General and administrative expenses

General and administrative expenses consist primarily of the costs related to the executive, human resources/training quality assurance/regulatory affairs, finance, and information technology functions of the Company.

Contributing to the three months ended March 31, 2018 and 2017 comparison were significant reductions in legal fees, decreases to payroll as a result of the re-organization of the finance department with reduced head count, decreased consulting fees, and public company related expenses. These cost decreases were partially offset in the three months ended March 31, 2018 by increased share-based compensation and bonus expenses, and increased travel costs.

Contributing to the nine months ended March 31, 2018 and 2017 comparison were cost decreases from the prior year. Those include significant decreases to legal expenses, decreases to payroll as a result of the re-organization of the finance department with reduced head count, decreased consulting fees, lower audit and bank fees, and seminars, conference, and training expenses. These cost decreases were partially offset in the nine months ended March 31, 2018 by increases associated with share-based compensation, bonus expense, investor relations fees, state taxes, and employment hiring expenses related to the hiring of the Company's Controller.

Liquidity and capital resources

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company has historically financed its operations through selling equity to investors. During the nine month periods ended March 31, 2018 and 2017, the Company used existing cash reserves to fund its operations and capital expenditures (in thousands except current ratio):

	Nine months
	ended March 31,
	2018	2017
Net cash used by operating activities	$(4,264)	$(4,499)
Net cash provided (used) by investing activities	658	(531)
Net cash provided (used) by financing activities	39	(9)
Net decreases in cash and cash equivalents	$(3,567)	$(5,039)

	As of
	March 31, 2018	June 30, 2017
Working capital	$5,202	$9,185
Current ratio	5.63	9.30

Cash flows from operating activities

Net cash used by operating activities in the nine months ended March 31, 2018 was primarily due to a net loss of approximately $4.34 million, net of approximately $432,000 in adjustments for non-cash activity such as depreciation and amortization expense, ARO accretion, and share-based compensation. Changes in operating assets and liabilities used approximately $354,000 to fund operating activities; Increases in accounts receivable, inventory, and prepaid expenses and other current assets, along with decreases in accrued radioactive waste disposal and accrued payroll and related taxes were partially offset by an increase in accounts payable and accrued expenses.

Cash flows from investing activities

Investing activities for the nine months ended March 31, 2018 consisted of transactions related to the purchase of fixed assets, including automation of production processes, as well as the purchase and subsequent maturity of certificates of deposit. Management will continue to invest in technology and machinery that improves and streamlines production processes and to invest maturing certificates of deposit in low-risk investment opportunities that safeguard assets and provide greater assurance those resources will be liquid and available for business needs as they arise.

Cash flows from financing activities

Financing activities in the nine months ended March 31, 2018 included payment of preferred dividends and proceeds of sales of common stock through option exercises.

Projected 2018 Liquidity and Capital Resources

Operating activities

Management forecasts that current cash and cash equivalents along with certificates of deposit will be sufficient to meet projected operating cash needs for the remainder of fiscal 2018 and into the first half of fiscal 2019. Assuming no extraordinary expenses occur (whether operating or capital), if management is successful at implementing its strategy of renewed emphasis on driving the consumer to the prostate market, meets or exceeds its annual growth targets of twenty percent increase in revenue in fiscal 2018 and this annual growth continues, the Company anticipates reaching cashflow break-even in three to five years. Although the Company did not reach that target of twenty percent increased revenue in the first quarter of fiscal 2018, that target was surpassed in the second and third quarters and the Company is continuing to project revenue growth in fiscal 2018 of at least twenty percent over fiscal 2017. There is no assurance that targeted sales growth will materialize over the next three to five years. However, management is encouraged by the results for the nine months ended March 31, 2018 and with the depth and experience of its restructured sales team.

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

During the nine months ended March 31, 2018, the Company invested approximately $175,000 in the automation of production processes, resulting in the completion of three pieces of equipment. Each have been received, tested and evaluated, and were placed in service in the nine months ended March 31, 2018. One additional machine has been received and is currently being tested. Beginning in fiscal 2017 and continuing through March 31, 2018, the Company has invested approximately $476,000 in these automation projects and management is expecting to invest approximately $360,000 more over the next 14 months on the remaining projects. This investment is designed to allow the Company to significantly increase the output of Cesium-131 brachytherapy seeds, while allowing the Company to decrease the labor costs related to seed production and also improving the overall safety of our operations.

Financing activities

There was no material change in the use of proceeds from our public offering as described in our final prospectus supplement filed with the SEC pursuant to Rule 424(b) on March 24, 2014. Through March 31, 2018, the Company had used the net proceeds raised through the March 2014 offering as described in the public offering. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

On August 25, 2015, the Company filed a registration statement on Form S-3 to register securities up to $20 million in value for future issuance in our capital raising activities. The registration statement became effective on November 19, 2015, and the SEC file number assigned to the registration statement is 333-206559.

The Company expects to finance its future cash needs through sales of equity, possible strategic collaborations, debt financing or through other sources that may be dilutive to existing shareholders. Management anticipates that if it raises additional financing that it may be at a discount to the market price and if so it will be dilutive to shareholders.

The Company’s common stock is currently listed on the NYSE American stock exchange, which will consider delisting a company’s securities if, among other things, a company fails to maintain minimum stockholder's equity.  With the Company’s existing cash reserves, we believe we will not be able to maintain our listing on the NYSE American unless we raise capital in the next three months assuming we maintain our projected budgeted expenses and contemplated level of revenues.

Other Commitments and Contingencies

The Company presented its other commitments and contingencies in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017. There have been no material changes outside of the ordinary course of business in those obligations during the quarter ended March 31, 2018 other than those previously disclosed in Note 8 to the interim financial statements contained in this Form 10-Q.

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

During the quarter ended March 31, 2018, there have been no changes to the critical accounting policies and estimates, as discussed in Part II, Item 7 of our Form 10-K for the year ended June 30, 2017.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the disclosure in the “Quantitative and Qualitative Disclosures about Market Risk Factors” section of our Annual Report on Form 10-K for the year ended June 30, 2017.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of March 31, 2018. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedures is designed to provide a reasonable level of assurance that the objectives of the system will be met.

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

We Rely Heavily On Five Customers

For the nine months ended March 31, 2018, approximately 46% of the Company’s revenues were dependent on five customers with approximately 24% being generated by one group of customers. The loss of any of these customers would have a material adverse effect on the Company’s revenues which may not be replaced by other customers particularly as these customers are in the prostate sector which is facing substantial competition from other treatments.

We Will Need Additional Capital In The Next Three Months To Maintain Our NYSE American Listing And For Acquisitions And Expansion Into Other Markets.

Our common stock is currently listed on the NYSE American stock exchange which will consider delisting a company’s securities if, among other things, a company fails to maintain minimum stockholder's equity. With our existing cash reserves we believe we will not be able to maintain our listing on the NYSE American unless we raise capital in the next three months assuming we maintain our projected budgeted expenses and contemplated level of revenues. In the event that our common stock is delisted from the NYSE American, trading, if any, in the common stock would be conducted in the over-the-counter market. As a result, our shareholders would likely find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock. We may also need to raise capital for strategic acquisitions or expansion into other markets and there is no assurance management will not pursue this additional capital if available.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits:
10.1

Manufacturing and Supply Agreement, dated January 3, 2018, between IsoRay Medical, Inc. and GT Medical Technologies, Inc., incorporated by reference to Exhibit 10.1 of the Form 8-K filed on January 8, 2018.

10.2	Collaborative Development Agreement, dated effective as of March 13, 2017, between IsoRay Medical, Inc. and GammaTile, LLC, incorporated by reference to Exhibit 10.2 of the Form 8-K filed on January 8, 2018.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32**	Section 1350 Certifications

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 4, 2018
ISORAY, INC., a Minnesota corporation

/s/ Thomas C. LaVoy
Thomas C. LaVoy
Chief Executive Officer (Principal Executive Officer)

/s/ Mark J. Austin
Mark J. Austin
Controller (Principal Financial and Accounting Officer)