Form 10-K
period 2018-06-30
IsoRay, Inc.
filed 2018-09-26
CIK 728387

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2018

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

Commission File No. 001-33407

IsoRay, Inc.

(Exact name of registrant as specified in its charter)

Minnesota	41-1458152
(State of incorporation)	(I.R.S. Employer Identification No.)

350 Hills St., Suite 106
Richland, Washington	99354
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (509) 375-1202

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of exchange on which registered
Common Stock, $0.001 par value	NYSE American

Securities registered pursuant to Section 12(g) of the Act:

Series C Preferred Share Purchase Rights

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter – $22,040,092 as of December 31, 2017.

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of September 24, 2018 was 67,331,147.

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

As used in this Form 10-K, unless the context requires otherwise, “fiscal year”, “FY” or “fiscal” means the Company’s financial year that begins on July 1 and ends on June 30 of the following year (for example: fiscal year 2018 is equivalent to the year ended June 30, 2018).

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

Business Operations

Overview

In 2003, IsoRay obtained clearance from the Food and Drug Administration (FDA) for the use of Cesium-131 (Cesium-131) radioisotope in the treatment of all malignant tumors. As of the date of this Report, such applications include prostate cancer, brain cancer, breast cancer, colorectal cancer, gynecological cancer, lung cancer, liver cancer, ocular melanoma and pancreatic cancer. The brachytherapy seed form (a sealed source) of Cesium-131 may be used in surface, interstitial and intra-cavity applications for tumors with known radio-sensitivity. Management believes the combination of a short half-life and relatively high-energy of Cesium-131 will allow it to become a leader in the brachytherapy market, and Cesium-131 represents the first major advancement in brachytherapy technology in approximately 30 years with attributes that could make it the long-term “seed of choice” for internal radiation therapy procedures.

The Company’s core product is its Cesium-131 sealed source brachytherapy “seed.” These seeds can be inserted individually or in combination into various locations in the body until the physician is satisfied with the radiation dose delivered. The Company also sells seeds in strands to keep them from individually moving and to allow the physician to put multiple seeds in a row as desired. In addition, “pre-loaded” needles may have Cesium-131 brachytherapy seeds inserted in them, or a strand with seeds in the strand, inserted into the needle. Seeds can also be loaded into suture material, which can be sewn by IsoRay into a piece of bio-absorbable mesh which can be sewn or stapled into tissue by the physician for use in lung, pelvic floor and other cancer locations.

Brachytherapy seeds are small devices containing a therapeutic dose of radiation used in an interstitial radiation procedure. The procedure has become one of the primary treatments for prostate cancer. The brachytherapy procedure places radioactive seeds as close as possible to (in or near) the cancerous tumor (the word “brachytherapy” is derived from Greek and means close therapy). A primary advantage of seed brachytherapy is the ability of the seeds to deliver therapeutic radiation thereby killing the cancerous tumor cells while minimizing exposure (damage) to adjacent healthy tissue. This procedure allows doctors to administer a higher dose of radiation directly to the tumor. A seed contains a radioisotope sealed within a titanium capsule. The number of seeds used varies based on the size of the cancerous area being treated, the isotope used and the activity level specified by the physician. When brachytherapy is combined with another treatment method (dual-therapy), fewer seeds are used in the procedure. The isotope decays over time (half-life) and eventually the seeds become inert (typically over 6 half-lives). The seeds may be used as a primary treatment (monotherapy) or as an adjunct therapy with other treatment modalities, or as treatment for residual disease after excision of primary tumors. The number of seeds for treatment sites vary widely (as few as 8 seeds to more than 100 seeds) depending on the type of cancer, the tumor location, the prescribed activity level and any additional type of therapy being utilized.

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

Prostate Cancer

IsoRay began the production and sales of Cesium-131 brachytherapy seeds in October 2004 for the treatment of prostate cancer after receiving clearance of its premarket notification (510(k)) by the Food and Drug Administration. Prostate cancer treatment represents over 85% of the business of IsoRay today.

When brachytherapy is the only treatment (monotherapy) used in the prostate, approximately 70 to 120 seeds are permanently implanted in the prostate during an outpatient procedure. Typically, physicians use loose seeds in needles or in a cartridge or seeds loaded into strands which can also be loaded into needles from the treatment of prostate cancer. Seeds may be combined with another treatment method (dual therapy) when treating prostate cancer.

In late 2017, the first report with long-term follow-up clinical outcomes for patients treated with Cesium-131 brachytherapy for low-risk patients was presented at the annual meeting of the American Society for Therapeutic Radiation Oncology.

Moran, B. J. and M. H. Braccioforte (2017). Long-term PSA outcomes in a single institution, prospective randomized 131-Cs/125-I permanent prostate brachytherapy trial. Int J Radiat Oncol Biol Phys 99(2 (Suppl)): E255. In this randomized study of 140 patients no statistically significant difference in biochemical failure was seen with long-term follow-up between the Cesium-131 group and the group implanted with I-125.

In addition to the long-term cancer control data mentioned above, a report from 2017 describes favorable long-term quality of life outcomes following Cesium-131 brachytherapy in the treatment of prostate cancer (S.M. Glaser, et al., Long-Term Quality of Life in Prostate Cancer Patients Treated With Cesium-131, Int J Radiat Oncol Biol Phys. 98(5):1053-1058 (2017)).

The Company continues to identify and support work that seeks to employ and study Cesium-131 brachytherapy seeds in combination with external beam radiation therapy (“EBRT”). Compelling evidence is emerging supporting the use of such combination brachytherapy and EBRT in intermediate and high-risk prostate cancer cases. (Kwok, Y., et al. (2018). Recent advances in radiation oncology: multimodal targeting of high risk and recurrent prostate cancer. Curr Opin Oncol 30(3): 165-171).

For low-risk prostate cancer, studies are ongoing to evaluate the use of Cesium-131 in “focal,” or sub-total brachytherapy of the prostate. It is hypothesized that low-risk patients using focal brachytherapy may achieve rates of prostate cancer control comparable to that of full gland treatment while significantly reducing side effects. (M.H. Mendez, et al., Current trends and new frontiers in focal therapy for localized prostate cancer, Current Urology Report 16, 35 (June 2015)).

Early results from a series of men treated with Cesium-131 focal therapy were presented at the 2018 Annual Meeting of the American Brachytherapy Society, Kalash, R., et al., (2018), Focal brachytherapy using Cesium-131 in low-risk prostate cancer. Brachytherapy 17 (Suppl):S89. The authors conclude that, while too early to estimate disease specific outcomes, serum PSAs in these men have declined in the short term and there was no residual effect on urinary, bowel or erectile symptoms.

Gynecologic Cancer

Individual seeds can also be placed via needle into the female reproductive tract for the treatment of various gynecologic cancers. This effort has been led by Dr. Jonathan Feddock, formerly of the University of Kentucky, and currently of Baptist Health Lexington. In June 2016, Dr. Feddock conducted two presentations on gynecological cancer patients who underwent treatment with permanent implantation of Cesium-131 brachytherapy seeds. In the first presentation, it was noted that 21 out of 26 recurrent cancer patients remained visually free of cancer at a median of 14 months after implantation which equates to 80.7% local control (J. Feddock, et al., Permanent interstitial re-irradiation with cesium-131: a highly successful second chance for cure in recurrent pelvic malignancies, Brachytherapy 15 (S1)S78-9 (2016)). In the second presentation, a series of 22 women with pelvic cancer underwent Cesium-131 brachytherapy seed implantation with other forms of radiation therapy treating patients who were recently diagnosed and had not yet undergone any treatment. All these cancers were successfully controlled at a median follow-up of 16 months. Side effects using the Cesium-131 brachytherapy seeds were minor and all treatments were performed as outpatient procedures. (J. Feddock, et al., Outpatient interstitial implants - integrating cesium-131 permanent interstitial brachytherapy into definitive treatment for gynecologic malignancies, Brachytherapy 15 (S1):S93-4 (2016)). Dr. Feddock and his team are continuing ongoing research.

The FDA clearance granted in August 2009 to permit loading Cesium-131 seeds into bio-absorbable braided sutures or “braided strands” gives the Company the ability to treat brain, lung, head and neck, colorectal, and chest wall cancers. The Company is currently pursuing the brain, head and neck, and lung cancer applications in addition to its primary focus on prostate cancer. The Company has also received CE Mark clearance to commercially deliver Cesium-131 brachytherapy seeds that are pre-loaded into braided strands in Europe. This clearance permits the product to be commercially distributed in Europe for treatment of prostate, brain, lung, and head and neck tumors as well as tumors in other organs.

Brain and Head and Neck Cancer

Starting in 2012, multiple institutions began utilizing Cesium-131 brachytherapy seeds loaded in braided strands for treatment of brain and head and neck cancers. The application of Cesium-131 brachytherapy seeds loaded in braided strands to date has been primarily in salvage cases as a treatment of last resort for brain and head cancers where aggressive tumors had reoccurred multiple times following standard of care treatment. From 2014 to 2016 there have been numerous published abstracts and society presentations which have been presented and support the effectiveness of treating very difficult and aggressive cancers with Cesium-131 in multiple body sites. Dr. Gabriella Wernicke’s group, at Weill Cornell Medical College at the NY Presbyterian Hospital, published four papers on the efficacy, favorable side-effect profile and cost-effectiveness of Cesium-131 brachytherapy seeds in the treatment of metastatic brain cancer. (A. Pham, et al., Neurocognitive function and quality of life in patients with newly diagnosed brain metastasis after treatment with intra-operative cesium-131 brachytherapy: a prospective trial, J Neurooncol 127(1):63-71 (2016); A.G. Wernicke, et al., Surgical technique and clinically relevant resection cavity dynamics following implantation of cesium-131 brachytherapy in patients with brain metastases, Operative Neurosurgery 12(1):49-60 (2016); A.G. Wernicke, et al., Cesium-131 brachytherapy for recurrent brain metastases: durable salvage treatment for previously irradiated metastatic disease, J Neurosurg DOI: 10.3171/2016.3.JNS152836 (Published online June 3, 2016); A.G. Wernicke, et al., The cost-effectiveness of surgical resection and cesium-131 intraoperative brachytherapy versus surgical resection and stereotactic radiosurgery in the treatment of metastatic brain tumors, J Neurooncol 127(1):145-53 (2016)). At the same institution, Dr. Bhupesh Parashar has published two journal articles on the effectiveness of Cesium-131 brachytherapy seeds in the treatment of both head and neck and lung cancer. (B. Parashar, et al., Analysis of stereotactic radiation vs. wedge resection vs. wedge resection plus Cesium-131 brachytherapy in early stage lung cancer, Brachytherapy 14(5):648-54 (2015);  A. Pham, et al., Cesium-131 brachytherapy in high risk and recurrent head and neck cancers: first report of long-term outcomes, J Contemp Brachytherapy 7(6):445-52 (2015).) In 2017, Dr. Wernicke’s group published favorable results on a series of patients with large brain metastases treated with Cesium-131 in braided strands. A. G. Wernicke, et al., Clinical Outcomes of Large Brain Metastases Treated With Neurosurgical Resection and Intraoperative Cesium-131 Brachytherapy: Results of a Prospective Trial, Int J Radiat Oncol Biol Phys. 98 (5):1059-1068 (2017)).

During fiscal 2013, the Company began providing technical assistance and selling Cesium-131 brachytherapy seeds for embedding in collagen tiles by physicians at Barrow Neurological Institute (Barrow) to treat malignant meningioma, primary brain cancers and metastases of cancers to the brain. From this a company was formed, GammaTile LLC, now GT Medical Technologies, Inc. (“GT Med Tech”), and further refined this technology which integrates Cesium-131 brachytherapy seeds and has resulted in the issuance of multiple patents to GT Med Tech for the treatment of brain cancers. In December 2014 and June 2016, physicians representing Barrow presented their findings at two society conferences for neuro-oncologists. Highlights of the presentation included a new treatment delivery system of Cesium-131 brachytherapy seeds to the brain while embedded in collagen tiles by applying directly to brain tissue after tumor removal. The trial presented included 16 patients with 20 tumors. The patients in the study had multiple reoccurrences of tumors following previous surgeries in conjunction with treatments with external beam radiation and had an increased risk for additional reoccurrences. Following treatment with Cesium-131, 95% of the treated tumors had no evidence of regrowth at the operative site (local control). The incidence of radiation side effects to the brain from Cesium-131 brachytherapy seeds (a common side effect) occurred in only 2 of the 20 treatments. (D. Brachman, Prospective trial of surgery and permanent intraoperative brachytherapy (S+BT) using a modular, biocompatible radiation implant for recurrent aggressive meningiomas, Society of Neuro-Oncology Conference on Meningioma, Toronto, Canada (June 18, 2016)).

In November of 2016, Dr. Emad Youssef of the Barrow Neurological Institute presented a study conducted on 13 patients with recurrent high grade gliomas (primary brain cancer) at the annual meeting of the Society for Neuro-Oncology meeting. (E. Youssef, et al; Rthp-23. Cs131 Implants For Salvage Therapy Of Recurrent High Grade Gliomas (Hgg), Neuro-Oncology Volume 18, Issue suppl_6, 1 November 2016, Pages vi179).  These patients were reported to have achieved a 92% rate of local control of their cancers during the follow-up interval. Due to the fact that the GammaTile™ treatment has displayed promising results in difficult to control recurrent brain cancers, the Company has collaborated with GT Med Tech, in filing applications to: the U.S. Food and Drug Administration (FDA) to clear GammaTile™ for clinical use; and a New Technology Add-on Payment to the Center for Medicare and Medicaid Services (CMS) seeking re-imbursement for the GammaTile™ treatment in the in-patient setting. The application with the FDA was cleared on July 6, 2018, however, the NTAP referenced herein is not currently under consideration and the Company plans to re-file the NTAP in October 2018. In the meantime, CMS has allowed properly licensed medical centers to apply for re-imbursement under an existing Diagnostic Related Groups (DRG) code that allows partial recovery of the GammaTile™ treatment cost.

Industry Information

Prostate Cancer Treatment

According to the American Cancer Society, one in seven men will be diagnosed with prostate cancer during his lifetime. It is the most common form of cancer in men after skin cancer, and the second leading cause of cancer deaths in men following lung cancer. The American Cancer Society estimates there will be about 164,690 new cases of prostate cancer diagnosed and an estimated 29,430 deaths associated with the disease in the United States in 2018.

Prostate cancer treatment remains a key focus of the Company. Most doctors use the American Joint Committee on Cancer (AJCC) TNM system to stage prostate cancer. This system is based on three key pieces of information:

■	The extent of the main tumor (T category);
■	Whether the cancer has spread to nearby lymph nodes (N category); and
■	Whether the cancer has metastasized (spread) to other parts of the body (M category).

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

Low Dose Rate Permanent Brachytherapy (LDR). IsoRay’s Cesium-131 brachytherapy seeds are an option in the treatment of prostate cancers of all risk levels of localized disease. In this approach, seeds of radioactive material are placed inside thin needles, which are inserted through the skin in the area between the scrotum and anus and into the prostate. The seeds are left in place as the needles are removed and give off low doses of radiation for weeks or months. Radiation from the seeds travels a very short distance, so the seeds can give off a large amount of radiation in a very small area. As compared to other treatments, this limits the amount of damage to nearby healthy tissues.

IsoRay’s Cesium-131 brachytherapy seeds are an option in the treatment of prostate cancers of all risk levels of localized disease. The diagnosis of prostate cancer – and especially low risk prostate cancer – has been potentially reduced with the introduction of guidelines dissuading the use of serum PSA screening at the general practitioner level as a means to detect prostate cancer early in men with no symptoms of prostate cancer. Effective July 2012, the U.S. Preventative Services Task Force (USPSTF) recommended against the use of the PSA test as a screening tool. As a result of the recommendation, prostate cancer diagnosis dropped by 12.2% the month after the recommendation and has continued to drop. (D.A. Barocas, et al., Effect of the USPSTF Grade D Recommendation against Screening for Prostate Cancer on Incident Prostate Cancer Diagnoses in the United States, J Urol 194(6) The Journal of Urology (2015)).

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

Minimally invasive brachytherapy such as that provided by the Company’s Cesium-131 brachytherapy seeds provides significant advantages over competing treatments including lower cost, equal or better survival data, fewer side effects, faster recovery time and the convenience of a single outpatient implant procedure that generally lasts less than one hour (Grimm, et al., Comparative analysis of prostate-specific antigen free survival outcomes for patients with low, intermediate and high risk prostate cancer treatment by radical therapy. Results from the Prostate Cancer Results Study Group, British Journal of Urology International, Vol. 109 (Suppl 1), (2012); Merrick, et al., Effect of prostate size and isotope selection on dosimetric quality following permanent seed implantation, Techniques in Urology Vol. 7 (2001); Potters, et al., 12-Year Outcomes Following Permanent Prostate Brachytherapy in Patients with Clinically Localized Prostate Cancer, Journal of Urology (May 2005); Sharkey, et al., Brachytherapy versus radical prostatectomy in patients with clinically localized prostate cancer, Current Urology Reports, (2002)).

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

In addition to permanent, low-dose rate (LDR) brachytherapy, such as Cesium-131, localized prostate cancer can be treated with prostatectomy surgery (RP for radical prostatectomy), external beam radiation therapy (EBRT), three-dimensional conformal radiation therapy (3D-CRT), intensity modulated radiation therapy (IMRT), dual or combination therapy, permanent, high dose rate brachytherapy (HDR), cryosurgery, hormone therapy, proton therapy and active surveillance (watchful waiting). The success of any treatment is measured by the feasibility of the procedure for the patient, morbidities associated with the treatment, overall survival, and cost. When the cancerous tissue is not completely eliminated, the cancer typically returns to the primary site, often with metastases to other areas of the body.

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

External Radiation Therapy. Primary External Beam Radiation Therapy (EBRT), Three-dimensional Conformal Radiation Therapy (3D-CRT), Stereotactic Radiotherapy (SBRT), Intensity Modulated Radiation Therapy (IMRT) and Proton Therapy all involve directing a beam of radiation from outside the body at the prostate gland to destroy cancerous tissue. Treatments are received on an outpatient basis with the patient usually receiving five treatments per week over a period of several weeks (up to nine). While the treatments each last only a few minutes, getting the patient and equipment in place for each treatment takes longer. The use of EBRT as a proportion of all radiation treatments for prostate cancer increased from 50.6% in 2004 to 74.0% in 2013, while brachytherapy declined from 36.7% to 18.2% over the same time interval. (Malouff, T., et al. Trends in the use of radiation therapy for stage IIA prostate cancer from 2004 to 2013: a retrospective analysis using the National Cancer Database. Prostate Cancer Prostatic Dis 20(3): 334-338 (2017)). Side effects of these treatments can include bowel problems, bladder problems, urinary incontinence, impotence, fatigue, lymphedema, and urethral stricture.

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

Although in theory proton beam therapy might be more effective than using x-rays, so far studies have not shown if this is true. As of the filing of this Annual Report, proton beam therapy is not widely available. The machines needed to make protons are very expensive, and they are not available in many centers in the United States. Management believes proton beam radiation is not always covered by all insurance companies.

Dual or Combination Therapy. Dual therapy is the combination of IMRT or 3-dimensional conformal external beam radiation and seed brachytherapy to treat extra-prostatic disease or high-risk prostate cancers. Combination therapy treats high risk patients with a course of IMRT or EBRT over a period of several weeks. When this initial treatment is completed, the patient must then wait for several more weeks to months to have the prostate seed implant. The process may be reversed with the seed implant performed first, followed by the course of external radiation.  Management estimates that at least 25% of all U.S. prostate implants are now dual therapy cases.

High Dose Rate Temporary Brachytherapy (HDR). HDR temporary brachytherapy involves placing soft nylon tubes (catheters) into the prostate gland and then giving a series of radiation treatments through these catheters. The catheters are then removed and no radioactive material is left in the prostate gland. A radioactive source typically containing Iridium-192 is placed into the catheters. This procedure is typically repeated multiple times over a period of several days while the patient is hospitalized.

Watchful Waiting and Active Surveillance. Because prostate cancer often grows very slowly, some men (especially those who are older or who have other major health problems) may never need treatment for their cancer. Instead, their doctor may suggest watchful waiting or active surveillance, terms physicians may use differently or interchangeably.

■

Active surveillance is often used to mean watching the cancer closely with PSA blood tests, digital rectal exams (DREs), and ultrasounds at regular intervals to see if the cancer is growing. Prostate biopsies may be done as well to see if the cancer is starting to grow faster. If there is a change in a patient’s test results, the doctor would then talk to the patient about treatment options.

■

Watchful waiting (observation) is sometimes used to describe a less intense type of follow-up that may mean fewer tests and relying more on changes in a man’s symptoms to decide if treatment is needed.

So far, no large randomized studies have compared active surveillance to treatments such as surgery or radiation therapy.

Additional Treatments. Additional, but less frequently used, treatments include cryotherapy, hormone therapy, and chemotherapy.

Clinical Series for Prostate Low Dose Rate Brachytherapy

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

Long-term survival data is now available for brachytherapy with I-125 and Pd-103, supporting the efficacy of brachytherapy in the treatment of clinically localized cancer of the prostate gland. Clinical data indicate that brachytherapy offers success rates for early-stage prostate cancer treatment that are equal to or better than those of RP or EBRT. While historically clinical studies of brachytherapy have focused primarily on results from brachytherapy with I-125 and Pd-103, management believes that these data are also relevant for brachytherapy with Cesium-131. In fact, it appears that Cesium-131 offers comparable and potentially improved clinical symptom outcomes over I-125 and Pd-103, perhaps due to its shorter half-life. (A.B. Shah, et al., A comparison of AUA symptom scores following permanent low dose rate prostate brachytherapy with iodine-125 and cesium-131, Brachytherapy 12 (Suppl. 1) S64 (2013)). In addition, a report from 2017 describes favorable long-term quality of life outcomes following Cesium-131 brachytherapy in the treatment of prostate cancer (S.M. Glaser, et al., Long-Term Quality of Life in Prostate Cancer Patients Treated With Cesium-131, Int J Radiat Oncol Biol Phys. 98(5):1053-1058 (2017)).

In May 2017, a collaborative group of Canadian researchers published the results of a study that randomized intermediate- to high-risk localized prostate cancer to an external beam dose escalation and a permanent implant brachytherapy dose escalation (W. J. Morris, et al. Androgen Suppression Combined with Elective Nodal and Dose Escalated Radiation Therapy (the ASCENDE-RT Trial): An Analysis of Survival Endpoints for a Randomized Trial Comparing a Low-Dose-Rate Brachytherapy Boost to a Dose-Escalated External Beam Boost for High- and Intermediate-risk Prostate Cancer, International Journal of Radiation Oncology, Biology, Physics Volume 98, 275-285, 2017). These patients all underwent standard external beam radiation therapy and hormonal therapy. This study, known as the “ASCENDE-RT” study, demonstrated a significant therapeutic advantage to the patients who underwent permanent implant brachytherapy boost, reporting a 20% advantage (83% versus 63%) in biochemical relapse-free survival at nine years following treatment.

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

Comparing Cesium-131 to I-125 and Pd-103 Clinical Results

The Company’s Cesium-131-based permanent brachytherapy treatment was introduced in 2004, as compared to the other permanent brachytherapy sources - Iodine-125 (introduced 1965) and Palladium-103 (introduced 1986). Thus, it has only been recently that the achievement of significant follow-up in patient studies has occurred for the Company’s Cesium-131 product.

Management believes that the Cesium-131 brachytherapy seed has specific clinical advantages for treating cancer over I-125 and Pd-103, the other isotopes currently used in brachytherapy seeds. The table below highlights the key differences of the three seeds. The Company believes that the short half-life, high-energy characteristics of Cesium-131 will increase brachytherapy growth and facilitate meaningful penetration into the treatment of other forms of cancer such as brain cancer.

Isotope Delivery Over Time
Isotope	Half-Life	Energy	90% Dose
Cesium-131	9.7 days	30.4 keV	33 days
Pd-103	17 days	20.8 keV	58 days
I-125	60 days	28.5 keV	204 days

As stated earlier, Company management believes that the long-term results already reported for Iodine-125 and Palladium-103 based prostate brachytherapy confirm the validity of permanent prostate brachytherapy, and at least comparable long-term outcomes are likely with Cesium-131 treatment. A recent clinical report supports this contention (Moran, B. J. and M. H. Braccioforte (2017). Long-term PSA outcomes in a single institution, prospective randomized 131-Cs/125-I permanent prostate brachytherapy trial. Int J Radiat Oncol Biol Phys 99(2 (Suppl)): E255).

However, management also believes that Cesium-131 will ultimately prove to possess clinical advantages over the two other permanently implantable isotopes. These advantages include better performance in rapidly growing cancers and a more favorable side effect profile. Both advantages are related to the combination of a shorter half-life of Cesium-131 and high energy level as compared to the other two isotopes.

In late 2017, the first report with long-term follow-up of clinical outcomes for patients treated with Cesium-131 brachytherapy for low-risk patients was presented at the annual meeting of the American Society for Radiation Oncology.

Moran, B. J. and M. H. Braccioforte (2017). Long-term PSA outcomes in a single institution, prospective randomized 131-Cs/125-I permanent prostate brachytherapy trial. Int J Radiat Oncol Biol Phys 99(2 (Suppl)): E255. In this randomized study of 140 patients no statistically significant difference in biochemical failure was seen with the long-term follow-up between the Cesium-131 group and the group implanted with I-125. At 2014 annual meeting of the American Brachytheraphy Society in April 2014, Dr. Rajagopalan of the University of Pittsburgh Medical Center reported a six-year success rate of 95.4% in 243 Cesium-131 treated patients (Six-year biochemical outcome in patients treated with Cesium-131 brachytherapy as monotherapy for prostate cancer, Brachytherapy 13(S1) S38 (2014)).

When taken together with the multi-institutional five-year outcome presentation by Dr. Prestidge and others, where a group of 100 patients from multiple institutions exhibited a PSA disease-free rate of 98% at five years (B. Prestidge, et al., Five-year biochemical control following Cesium-131 Permanent Prostate Brachytherapy in a Multi-Institutional Trial, Brachytherapy 10(3S1) S27 (2011)), a strong case exists for an outstanding rate of success for durable PSA (biochemical).

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

Recent completed studies show that Cesium-131, with the shortest available half-life of the commonly used implantable isotopes, results in a quicker resolution of these irritative symptoms based on the shorter time interval over which normal tissue receives radiation from the implanted sources than for longer lived isotopes such as I-125. (A. Shah, et al., A comparison of AUA symptom scores following permanent low-dose-rate prostate brachytherapy with Iodine-125 and Cesium-131, Brachytherapy 12(SI) S64 (2013)). These results are seemingly confirmed with long-term quality of life data as described by a study from UPMC, where it was suggested that patients treated with Cesium-131 prostate brachytherapy were able to recover and maintain their baseline quality of life in the long term. Glaser, S. M., et al. (2017). Long-Term Quality of Life in Prostate Cancer Patients Treated With Cesium-131. Int J Radiat Oncol Biol Phys 98(5): 1053-1058.

A Cesium-131 monotherapy trial for the treatment of prostate cancer was fully enrolled in February 2007.  The trial was a 100 patient multi-institutional study that sought to (1) document the dosimetric characteristics of Cesium-131 and (2) summarize the side effect profile of Cesium-131 treatment.  Some of the significant and specific findings were as follows:

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

The advantage of the Company’s Cesium-131 brachytherapy seed is the resolution of urinary side effects as pictured in the graphic below has been observed in a second study, presented at the 2013 Annual Meeting of the American Brachytherapy Society (A.B. Shah, et al). The following graph is a comparison of elevated side effect (AUA) symptom scores following permanent low dose rate prostate brachytherapy with Iodine-125 and Cesium-131. (Brachytherapy 12(Suppl. 1) S64 (2013)):

As seen in the plot of these AUA scores, the duration of an elevated side effect score profile resolved to pre-treatment levels more quickly with the Cesium-131 group than with the Iodine-125 group. All patients were treated at the same institution by the same physicians, and the difference in the time to resolution was considered significant.

Further evidence of the favorable side effect profile of Cesium-131 was published by a group from the University of Pittsburgh Medical Center (UPMC) in August 2017 (Glaser 2017). This report concluded that only minimal long-term changes were noted to the urinary and bowel quality of life measures, and that men treated with Cesium-131 for their prostate cancers are able to return to baseline measure of quality of life after treatment.

Brain Cancer Treatment Options

An estimated 23,880 new cases of malignant primary tumors of the brain or spinal cord are expected to be diagnosed in 2018. About 16,830 people are expected to die from brain and spinal cord tumors in 2018. In addition to primary tumors, metastasis of brain tumors from other body sites are estimated at over 65,000 new cases per year. The chance that a person will develop a malignant tumor of the brain or spinal cord is about 1 in 143 for a man and 1 in 185 for a woman. These numbers would be much higher if benign tumors were also included. (American Cancer Society, 2018).

The treatment of brain cancer with Cesium-131 brachytherapy seeds currently has two commercially available delivery methods, those being the use of braided strands, and braided strands sutured to a bioabsorbable mesh to apply the Cesium-131 brachytherapy seeds which generally dissolves after about 45 days. Cesium-131 brachytherapy seeds deliver 90% of their dose in 33 days and are therefore well-suited to use with bioabsorbable mesh, single seed applications, implantable strands, and by implantable device. Beginning in 2012, Barrow began embedding Cesium-131 in collagen tiles (the GammaTile™ technique) and applying these tiles directly to brain tissue after tumor removal which is not currently commercially available. During the fiscal year 2018, there were seventy-eight patients treated with Company products for brain cancer.

In October 2016, the Company filed with the Center for U.S. Center for Medicare and Medicaid Services (CMS) an application for GammaTile™ to be considered for reimbursement under the Diagnosis Related Group (DRG) system, the primary means by which hospitals are reimbursed by Medicare and other payors for in-patient services. The Company also applied for GammaTile™ to be recognized by the International Classification of Diseases (ICD) system version 10. CMS assigned a new specific ICD-10-PCS code to GammaTile™ Therapy in 2017.

In July 2017, the Company announced that it had received a request from FDA to supply further information related to its March 2017 510(k) filing for GammaTile™. The Company finished the requested testing in FY 2018 and provided it to the FDA in the fourth fiscal quarter of 2018. FDA clearance for GammaTile™ was received on July 6, 2018. As a result of the delay in FDA clearance, the Company must re-apply for the New Technology Add-on Payment (NTAP) previously applied for in 2016, which is now scheduled for October 2018 as its prior application is no longer valid.

Gynecological Cancer Treatment Options (Cervical, Vaginal and Vulvar Cancer)

An estimated 24,600 new cases of cervical (13,240), vaginal (5,170) and vulvar (6,190) cancers are expected to be diagnosed in the United States in 2017. A combined estimate of 6,700 deaths are expected to occur from cervical, vaginal and vulvar cancers in the United States in 2018 (American Cancer Society, 2018). In addition to brachytherapy to treat gynecological cancers such as cervical, vaginal and vulvar cancers, other treatment options include surgery, laser surgery, radiation therapy, chemotherapy, and topical treatments.

During 2016, two abstracts (J. Feddock, et al., Permanent interstitial re-irradiation with cesium-131: a highly successful second chance for cure in recurrent pelvic malignancies, Brachytherapy 15(S1):S78-9 (2016); J. Feddock, et al., Outpatient interstitial implants - integrating cesium-131 permanent interstitial brachytherapy into definitive treatment for gynecologic malignancies, Brachytherapy 15(S1):S93-4 (2016)) and presentations were presented at the World Brachytherapy Conference in San Francisco on the treatment of Re-Irradiation with Cesium-131 in recurrent pelvic malignances in women who have recurrent cancers. Physicians at the University of Kentucky, College of Medicine reported local control in 80.7% after Cesium-131 implantation for the recurrent patients and reported successful control of 22 women with pelvic cancer that had not had previous treatment. Based upon the positive results seen in the Cesium-131 treatment of recurrent gynecological cancers, physicians at the University of Kentucky are currently moving Cesium-131 treatment into the primary treatment of these cancers. During the fiscal year 2018, there were forty-four patients treated with Company products for gynecological cancers.

In April 2017, the same professors referred to above from the University of Kentucky published a paper in the journal Brachytherapy that described the early experience with a template-based approach using Cesium-131 in the treatment of gynecologic cancers. Although reporting on only five patients, the University of Kentucky physicians demonstrated the feasibility and safety of replacing a high dose-rate isotope (Iridium-192) with Cesium-131. This report builds on the earlier published and presented work that strongly suggests a role for Cesium-131 in the treatment of gynecologic cancers.

Head and Neck Cancer Treatment Options

An estimated 51,540 new cases of head and neck cancer are expected to be diagnosed in the United States in 2018. (American Cancer Society, 2018).

Surgery is the most common option to treat head and neck cancers. Chemotherapy is often used in conjunction with surgery or radiation therapy depending on the type and stage of the cancer. External beam radiation therapy and brachytherapy have been used together or in combination with surgery or chemotherapy. Immunotherapy is a newer treatment option for advanced or recurrent cancer (American Cancer Society, 2018).

Cesium-131 brachytherapy seeds allow oncologists to add targeted radiation treatment to head and neck cancers after surgical resection. This targeted radiation treatment is especially needed in patients whose neck cancer has recurred following previous radiation therapy. Often these patients cannot tolerate further external beam radiation therapy for fear of over radiating critical head and neck structures.

Management believes Cesium-131brachytherapy seeds continue to represent an improved approach to brachytherapy treatment of specific head and neck cancers. During the fiscal year 2018, twenty-six patients were treated with Company products for head and neck cancers.

Lung Cancer Treatment Options

An estimated 234,030 new cases of lung cancer are expected in 2018, accounting for 13% of all cancer diagnoses in the United States. Approximately 25% of all cancer deaths are from lung cancer and it accounts for the most cancer related deaths in both men and women in the United States. An estimated 154,505 deaths will result from lung cancer in 2018. (American Cancer Society, 2018).

Lung cancer has historically been treated utilizing surgery, radiofrequency ablation (RFA), radiation therapy, chemotherapy, immunotherapy and targeted therapy including LDR brachytherapy. More than one kind of treatment may be used, depending on the stage of the patient’s cancer and other factors. (American Cancer Society, 2018).

The Company believes that Cesium-131, with its shorter half-life (faster rate of decay) and relatively high energy, is better suited for treating lung cancer in Stages I and II than I-125. The bioabsorbable mesh used in this procedure to apply the Cesium-131 brachytherapy seeds generally dissolves after about 45 days. Cesium-131 delivers 90% of its dose in 33 days and is therefore well-suited to use with bioabsorbable mesh. A report was published in May of 2015 describing outcomes from a series of 52 patients treated with a limited surgical resection and Cesium-131 brachytherapy. (B. Parashar, et al., Analysis of stereotactic radiation vs. wedge resection vs. wedge resection plus Cesium-131 brachytherapy in early stage lung cancer, Brachytherapy 14 (5):648-54 (2015)). During fiscal year 2018, a nominal amount of patients were treated with Company products for lung cancer.

Our Strategy

The key elements of IsoRay’s strategy for fiscal year 2019 include:

Continue to Invest in Sales and Marketing Development Activities. Prostate cancer treatment represents the original and core business for the Company’s Cesium-131 product. With long-term follow-up data relating to biochemical (PSA) control of prostate cancer now presented to the prostate cancer field, IsoRay plans to aggressively increase the number of centers using Cesium-131 through its direct sales force and through its international distributors. Because intermediate- to long-term follow-up data is required to convince clinicians and patients to consider any particular therapy for localized prostate cancer, the availability of long-term data with Cesium-131 in the treatment of prostate cancer represents a significant milestone. IsoRay hopes to capture much of the incremental market growth if and when seed implant brachytherapy recovers market share from other treatments, take market share from existing competitors, and expand the use of Cesium-131 as a dual therapy option where it has experienced success. In 2016, the Company started its aggressive sales and marketing approach by hiring industry sales and marketing veterans to assist in this market development effort, including the hire in March 2016 of a Vice-President of Sales and Marketing and Marketing support personnel, who have developed and continue to develop a comprehensive strategy to expand the presence of the Company’s Cesium-131 products in the prostate market. In addition, the Company filled its regional sales positions with experienced sales staff from the prostate brachytherapy industry. A redesigned website for IsoRay.com was launched in September 2016 that focused its message to specific decision makers including the physician, patient, family and friends. The new website supports management’s focus on the growth of product sales from the treatment of prostate cancer and the Company’s efforts to expand into brain, gynecological, and other cancers. The Company has invested in direct to consumer marketing campaigns through social media to target potential patients and their family and friends. These efforts have resulted in significant year over year growth in web traffic (69.7% increase in total visitors), new visitors (70.1% increase) and organic search results (42.5% increase in resulting site traffic). The Company believes that an increased digital presence is likely to result in increased awareness about brachytherapy overall, and specifically increased awareness about Cesium-131. This increased awareness should ultimately translate to more patients finding a physician with Cesium-131 experience.

Targeted Expansion into International Markets. The Company believes that in addition to a significant domestic market for its products, there exists a potential international demand for Cesium-131. The current global market for permanent prostate brachytherapy is larger than the domestic market. Further, many of the surgical applications the Company is exploring domestically may also have significant international opportunities.

Historically, the Company has placed limited resources to marketing its international opportunities, instead keeping the focus of expanding our domestic position. The Company has provided the Cesium-131 product, when requested, to other markets, however, this has been a limited focus. The Company is now looking to pursue these international opportunities, including taking some or all of the following actions:

●

Investigating different geographical markets –  In order to maximize return of international investments, the Company will need to understand the regulatory and reimbursement  environment, as well as patient and market sizes, as certain international markets may not be available for sale of the Company's product.

●

Assessing potential physician / patient interest in Cesium-131 – in addition to reviewing the market receptiveness, the Company will work with its existing network of opinion leaders and partners to determine the clinical interest in Cesium-131, and where it may be most appropriate to assess the fit / adoption of Cesium-131.

●

Assessing geographical clinical and resource factors – It will be key to understand the competitive landscapes in different geographies.  For example, in some regions large capital investments made often in the United States for such treatment options as robotic surgeries and external beam radiation centers are difficult, making the use of permanent brachytherapy more attractive.

●

Identifying potential partners / strategies – using the information gained, the Company will assess if there are strategic partners or other potential strategies for addressing the individual geographies.

The Company believes that learning more about the different international opportunities will provide a better foundation for its international strategy and potential investments in specific markets.

Blu Build Loader. The Company believes that customers perform prostate brachytherapy procedures via one of several general procedure techniques, including (but not limited to): pre-plan techniques, intra-operative techniques, and real-time techniques.  Further, the Company believes that customers are comfortable with their techniques, and want products to facilitate their preferred methods.  Many of the Company's competitors provide a set of standard products (including loose seeds, seeds loaded in cartridges, and seeds pre-loaded in needles) to meet the customer's needs.  Furthermore, our two primary brachytherapy competitors, Theragenics Corporation ("Theragenics") and Becton-Dickinson have products that support intra-operative and real-time techniques that allow for stranding or linking seeds together in custom configurations in the operating room.  This allows physicians to gain the benefits of stranded or linked seeds while still allowing for customization to the patient anatomy, as determined at the time of the procedure.  The Company believes that approximately 25% of procedures are performed with some level of customization in the operating room.

It is this segment of the market – customers which desire customized procedures to their patient's anatomy at the time of the procedure – that the Company expects to address with its new Blu Build loading device.  The Blu Build loading device will efficiently configure strands in the operating room, allowing the clinician to make determinations about the product configurations with the most recent picture of the patient’s anatomy.  The Company believes that this technique may provide advantages in some brachytherapy products and will provide a better solution for this market segment.  The Company also believes the efficiency and ease of use of the Blu Build loading device will offer an intriguing opportunity for the approximate 75% of the market which does not use customization today. The Company is in the process of commercializing the Blu Build loading device, which is now expected to be ready in October 2018.

Commercialization of GammaTile™ Therapy for the treatment of recurrent brain metastases. The ongoing testing and commercialization of the GammaTile™ system over the past five years has developed a product with consistent and repeatable results as evidenced by the June 2016 presentation at the Society of Neurologic Oncologists. Management intends to continue to support and facilitate the commercialization of the GammaTile™ Therapy by GT Med Tech product.

GammaTile™ Therapy is a technology which uses biodegradable “tiles” to deliver the Cesium-131 brachytherapy seeds into close contact with possible residual tumor cells following surgical removal of tumors in the brain. On March 13, 2017, the Company entered into a Collaborative Development Agreement with GT Med Tech and later on January 3, 2018, the Company entered into a Manufacturing and Supply Agreement. Pursuant to the Collaborative Development Agreement, the parties agreed to collaborate to (a) refine GT Med Tech’s manufacturing process to develop the GammaTile™ Product, (b) seek regulatory clearance of the GammaTile™ Product and (c) gain a reimbursement code with Medicare. Pursuant to the Manufacturing and Supply Agreement, the Company will exclusively manufacture and supply the GammaTile™ Therapy product for end users designated by GT Med Tech.

In FY 2018, the Company continued to provide technical assistance in support of the FDA 510(k) application with GT Med Tech. In this process the Company served as the applicant of records with the 510(k) filing. On July 6, 2018 the Company received clearance for the 510(k) filed on the GammaTile™ Therapy and transferred the clearance to GT Med Tech pursuant to the Collaborative Development Agreement executed in March 2017.

GammaTile™ Therapy has been assigned a new specific ICD-10_PCS code by the CMS for reimbursement purposes in the hospital setting.

The Company continues to work with GT Med Tech in preparation of a commercial launch of GammaTile™ by GT Med Tech, which is the sole commercial agent of the GammaTile™ Therapy, as governed by the exclusive Manufacturing and Supply Agreement. The Company will provide ongoing assistance to GT Med Tech in support of successful product commercialization. GT Med Tech is preparing for a limited market launch in the fourth quarter of calendar 2018, followed by full commercial launch in the middle of calendar 2019. There is no assurance of the timing of this launch and it may be delayed. Every unit purchased by GT Med Tech will help the Company leverage its fixed infrastructure and overhead. In the next year or two, the Company looks forward to working with GT Med Tech to support the potential expansion of the existing FDA label to include new or de novo tumors and thereby bring this groundbreaking technology to more brain cancer patients. GT Med Tech estimates there are about 65,000 patients per year who will benefit under the current FDA label of recurrent brain neoplasms and an additional 110,000 patients who will benefit once the label is expanded to include new or de novo tumors.

Increase utilization of Cesium-131 in treatment of other solid tumor applications such as brain, gynecological, and other cancers. The Company has clearance from the FDA for its premarket notification (510(k)) for Cesium-131 brachytherapy seeds that are preloaded into bioabsorbable braided sutures and bioabsorbable braided sutures attached to bio absorbable mesh. This FDA clearance allows commercial distribution for treatment of brain, gynecological, head and neck and lung tumors as well as tumors in other organs. The Company continues to sell product to physicians treating brain, gynecological, head and neck and lung cancer while continuing to support the compilation of treatment outcomes for publication. IsoRay will continue to explore licenses or joint ventures with other companies to develop the appropriate technologies and therapeutic delivery systems for treatment of other solid tumors.

Early clinical data support management’s initiatives into brain cancers, gynecological, head and neck, and early stage non-small cell lung cancers. Local control – defined as success in preventing the re-growth of cancer in the immediate vicinity of the treatment area – has been excellent to date.

Support Clinical Research and sustained product development. The publication and presentation of speculative and real-world data contribute to the acceptability of Cesium-131 in the oncologic marketplace. Discussion in the medico-scientific community of established and novel Cesium-131 applications is considered a prerequisite to expansion into untapped markets. The Company structures and supports clinical studies on the therapeutic benefits of Cesium-131 for the treatment of solid tumors and other patient benefits. We are and will continue to support clinical studies with several leading radiation oncologists to clinically document patient outcomes, provide support for our product claims, and compare the performance of our seeds to competing seeds. IsoRay plans to sustain long-term growth by implementing research and development programs with leading medical institutions in the U.S. and other countries to identify and develop other applications for IsoRay’s core radioisotope technology. The Company has deployed a secure, regulatory environment compliant, online information system capable of large usable databases to participating investigators.

During fiscal year 2018, four presentations were accepted at the annual meeting of the American Society for Radiation Oncology (ASTRO) in October 2017 covering topics related to Cesium-131 treatment of gynecologic cancers and prostate cancer. Four presentations were also made at the 2018 annual meeting of the American Brachytherapy Society in June 2018. The Company will continue to seek to increase the number of reports made to society meetings and the peer reviewed literature in order to seek to enhance the standing of its products in the scientific community.

Cesium-131 Manufacturing Process and Suppliers

Product Overview

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

Cesium-131 is a radioactive isotope that can be produced by the neutron bombardment of Barium-130 (Ba-130). To produce the Cesium-131 brachytherapy seed, a proprietary chemical separation is performed that results in 99.9% pure Cesium-131 isotope. Purified Cesium-131 is adsorbed onto a ceramic core containing a gold X-ray marker. This internal core assembly is subsequently inserted into a titanium capsule that is then welded shut and becomes a sealed radioactive source and a biocompatible medical device.

Product Offerings

In addition to providing loose seeds to customers, most brachytherapy manufacturers offer their seed product to the end user packaged in various configurations provided in a sterile or non-sterile package depending on the customer’s preference. These include:

■	Pre-loaded needles (loaded typically with three to five seeds and spacers);
■	Pre-loaded Mick® cartridges (fits the Mick® applicator);
■	Strands of seeds (consists of seeds and spacers in a bioabsorbable rigid “carrier sleeve”);
■	Preloaded strands (strands of seeds loaded into a needle);
■	Pre-loaded braided strands (seeds loaded into a flexible bioabsorbable braided suture); and
■	Pre-loaded braided strands attached to bioabsorbable mesh (creates planar implants out of braided sutures and bioabsorbable mesh).

In fiscal year 2018, the Company delivered approximately 46% of its Cesium-131 seeds to customers configured in Mick® cartridges, approximately 30% of its Cesium-131 seeds configured in stranded and pre-loaded in a needle form, 11% of its Cesium-131 seeds configured in a braided strand form, 3% of its Cesium-131 seeds sold in a loose configuration and the remaining 10% configured in either a pre-loaded in a needle or stranded form.

In fiscal year 2012, IsoRay obtained a CE mark which allows shipment of seeds loaded into flexible braided strands and flexible strands attached to bioabsorbable mesh into the European Union. This CE Mark is subject to renewal in the last quarter of calendar year 2018.

Maintain ISO 13485:2016

In August 2008, the Company obtained its initial ISO 13485:2003 certification. This permitted the Company to register its products in Europe in 2008 and in Canada and Russia during fiscal year 2009.  The ISO 13485:2003 certification demonstrates that the Company is in compliance with this internationally recognized quality standard and the initial certification was valid for a three-year period. In June 2012, the Company received a recertification to ISO 13485:2003 for an additional three-year period, which was affirmed through a surveillance audit in June 2013. The Company has subsequently maintained timely compliance with ISO 13485:2003.

In March 2017, British Standards Institution ("BSI") conducted its full system inspection and recertification and found no nonconformities to ISO 13485:2003 medical device standards. In April 2018, BSI certified the Company’s successful transition to ISO 13485:2016. This transition moved IsoRay’s quality system into the current state of the art Quality Management System per the ISO standard. It was imperative that the Company complied with ISO 13485:2016 by end of February 2019 in order to maintain its CE Marks. The Company is subject to a recertification audit by BSI every three years, two annual maintenance audits and one additional unannounced audit during each three-year period for a total of four audits during each three-year period. The successful audits confirm the Company’s success in meeting the standards of manufacturing and quality systems required for the Company to market its products in Europe.

Isotope Suppliers

The Company has identified key reactor facilities in Russia, the U.S., Canada, Poland, Belgium, and South Africa. On December 15, 2016, Medical entered into a new supply contract (the INM Agreement) with The Open Joint Stock Company, Isotope, a Russian company (JSC Isotope). With the INM Agreement, Medical can purchase Cesium-131 from the Institute of Nuclear Materials, within the quality standards and within the time periods specified, through December 31, 2018.

Due to the planned outage at the INM reactor from November 2017 to July 2018, the Company negotiated an agreement in order to receive supply from the Research Institute of Atomic Reactors (RIAR) during the outage. INM began re-supplying isotope in August 2018. INM will reach a supply on a 50/50 basis with RIAR beginning approximately January 2019, and INM will again be the 100% supplier of Russian-sourced Cesium-131 beginning in approximately March 2019 when RIAR begins a planned outage until early 2020.

In order to maximize the efficiency of Cesium-131 production from the RIAR reactor, the Company has consigned its supply of “enriched” Barium to the RIAR facility. “Enriched” in this context refers to a Barium Carbonate supply that contains a greater proportion of the non-radioactive isotope Barium-130 than is found in nature. This higher proportion of Barium-130 leads to a greatly increased yield of Cesium-131 when it is placed in a high flux neutron environment such as that available at RIAR and a small number of other reactors worldwide.

The Company also receives irradiated barium from the University of Missouri Research Reactor ("MURR"), located in the United States. For the fiscal year 2017, approximately eighty percent (80%) of our Cesium-131 was supplied by our Russian supplier and approximately twenty percent (20%) of Cesium-131 was generated by the irradiated barium from MURR. Beginning in Q1 2019, the Company has reduced the amount of Cesium-131 provided by the MURR reactor by approximately 35%. After a thorough review of the capacity and cost of production at the MURR facility, the Company has decided to not locate a hot cell there to ramp up domestic production. The Company has also notified MURR of its decision to terminate its supply agreement thereby eliminating all domestic suppliers of this critical component of its product effective in December 2018. This decision means that the Company has no domestic supply capabilities for Cesium-131 except with enough notice it may issue a purchase order as needed from time to time. Even if Cesium-131 was supplied by MURR, the cost is significantly more than Russia, requires additional processing by the Company, and MURR cannot manufacture enough supply to meet the Company’s increasing needs.

Management believes that failure to obtain deliveries of Cesium-131 from its Russian supplier, <<JSC Isotope>> (which provides supply from both the INM and RIAR reactors), would have a material adverse effect on seed production. Over a two-year period of time, the Company has reviewed its isotope strategy and negotiated with both the U.S. and Russian reactors. Management has determined that the U.S. based supply alone would never prove capable of meeting current company requirements and at current quality control and cost measures is no longer a viable supply source. Additionally, expanding on-site chemical processing at the U.S. reactor will not meet company demand and is not cost effective.

As the Company has now determined to rely solely on its Russian suppliers, it is critical to rely on a strategy for outages. Management has developed a three-step process to insulate the Company isotope supply from unplanned outages at the Russian supplier. Step One: the Company has transferred its stock of enriched barium to the Russian RIAR reactor as a contingency in the case of an outage at one of its current isotope providers or at a new isotope supplier in Russia. Step Two: identifying close-proximity Russian reactors that could irradiate targets to transfer to INM or RIAR for further processing. This provides the Company additional capacity to meet demand. Step Three: the Company is performing due diligence to identify other reactors that can supply isotope to us.

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

In October 2015, IsoRay underwent an unannounced inspection by British Standards Institution (BSI), IsoRay’s representative to the European Union and designator of IsoRay’s CE Marks with no nonconformities found. BSI also conducted a microbiologic audit and a surveillance audit in November 2015 and March 2016 respectively. In March 2017, BSI conducted its full system inspection and recertification and found no nonconformities to ISO 13485:2003 medical device standards. In April 2018, BSI certified the Company’s successful transition to ISO 13485:2016. This transition moved IsoRay’s quality system into the current state of the art Quality Management System per the ISO standard. It was imperative that the Company complied with ISO 13485:2016 by end of February 2019 in order to maintain its CE Marks. The Company is subject to a recertification audit by BSI every three years, two annual maintenance audits and one additional unannounced audit during each three-year period for a total of four audits during each three-year period. The successful audits confirm the Company’s success in meeting the standards of manufacturing and quality systems required for the Company to market its products in Europe.

The Federal Aviation Administration (FAA) also conducted an unannounced audit in May 2016. Because IsoRay ships hazardous materials on flights in the U.S., IsoRay is subject to regulation by the FAA. No findings were made in this audit.

Regulatory Developments

In July of 2017, the Company received a five-year renewal from the Washington State Department of Health (WA DOH) in response to its application to renew the Company’s Radioactive Materials License. The WA DOH acts as an agent of the U.S. Nuclear Regulatory Commission and grants Company its ability to receive and ship radioactive material.

 Order Processing

The Company has implemented a just-in-time production process that is responsive to customer input and orders to ensure that individual customers receive a higher level of customer service than received from our competitors who have the luxury of longer lead times due to longer half-life products. Time from order confirmation to completion of product manufacture is reduced to several working days, including receipt of irradiated barium (from the domestic supplier’s reactor) or unpurified Cesium-131 (from the international supplier's reactor), separation and purification of Cesium-131, isotope labeling of the core, loading of cores into pre-welded titanium “cans” for final welding, testing, quality assurance and shipping.

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

Manufacturing Facility

The Company maintains a production facility located at Applied Process Engineering Laboratory (APEL) in Richland, Washington. The APEL facility became operational in September 2007. The production facility has over 15,000 square feet and includes space for isotope separation, seed production, order dispensing, a clean room for assembly of our product offerings, and a dedicated shipping area. In 2015, the Company entered into a modification to the production facility lease that modified the requirement to return the facility to ground at the time of exit at Company discretion, exercised an extension in 2017 to increase the lease term to April 30, 2021, and reduced the required notice to terminate the lease early from twelve months to six months. This lease modification provides the flexibility required for the Company to plan, design and construct its own production facility, which is expected to reduce operational cash flow requirements and provide for long-term security of production capabilities for the Company. The Company has completed the design process for a new facility and has permit ready plans to build if and when the Company needs to move into a new facility. Management believes that construction of the facility will take 18 to 24 months to complete from the time that ground is broken.

Sales and Marketing

Marketing Strategy

In 2018, the Company continued to implement and execute on the established sales and marketing strategy.  This strategy involves a more direct focus on the prostate cancer market and existing Cesium-131 customers, with a secondary focus on developing opportunities in emerging applications, including brain tumors, gynecological cancers and head and neck tumors.  This focus was supported by a complete redesign of the Company brand, website and collateral materials.  This effort was initiated in fall 2016. This follows the changes to the sales and marketing team that occurred in 2016, when the Company hired a Vice President of Sales and Marketing, Michael Krachon, brought more than twenty years of experience of progressive growth in sales and marketing with the past 15 years in the brachytherapy market.

Further to support the new marketing strategy, the Company has started the process of reestablishing its medical advisory boards to provide professional input and insight regarding the Company’s current products and research and developments efforts. The boards will vary by cancer type/site and the supporting specialties that treat that cancer. They will include, but not be limited to, radiation oncologists, surgeons, urologists, and physicists. The boards will be a mix of customers and non-customers, which the Company believes will provide increased insight regarding the perception of its products and opportunities to meet the needs of the market. The Company held its first advisory meeting for prostate cancer in September 2016. The Company held an additional meeting in September 2017 and is planning on continuing this strategy in 2018. The Company is looking to continue to build additional advisory boards as the other applications grow in viability.

The market for treatments for localized prostate cancer is very competitive and largely hinges upon two factors: the demonstration of long term follow-up data that has been presented to the prostate cancer treatment profession and the economic and strategic dynamics of the different therapeutic options. Cesium-131 was introduced to the prostate cancer marketplace more than a decade after Iodine-125 and Palladium-103, and the resulting time for mature clinical data to be developed has proven an obstacle to widespread market acceptance. The time to publish these results is lengthy and includes time to enroll patients in protocols which may take multiple years depending on the size of the enrollment population, time to aggregate the results at five years from the final patient treatment, time to analyze the data and author the article followed by the time for peer review, and publication in a medical journal. The total time for this process may approach a decade from start to publication. Management believes that the impressive results achieved for treatment with Cesium-131 at the five-year mark should create further scientific support for Cesium-131 as an attractive treatment for localized prostate cancer, overcoming at least some of the initial resistance predicated on the lack of long-term follow-up reports. The data that was published in fiscal year 2015 is discussed in the section titled Industry Information, Prostate Cancer Treatment, “Comparing Cesium-131 to I-125 and Pd-103 Clinical Results.” In addition to the challenges presented by the limited published results for Cesium-131, the prostate brachytherapy market has been pressured by the economic differences and strategic dynamics of competing treatment options such as robotic surgical devices and external beam radiation facilities. These factors have combined to result in the current multi-year contraction of the prostate brachytherapy market. The declining market has impacted the competitive landscape, reducing the number of competitors and their respective investments in sales, marketing and product development efforts. Based upon Company market review and research, there appears to be an opportunity for IsoRay to expand its current market opportunity with an investment in sales and marketing efforts. The Company believes its hires of both sales and marketing veterans with regional sales support will lead to growth of their market share in the prostate cancer treatment business. The Company also believes that an increased share of the prostate brachytherapy market share will assist in facilitating Cesium-131 brachytherapy cancer treatment growth in other body sites.

The professional and patient market segments each play a role in the ultimate choice of cancer treatment and the specific isotope chosen for seed brachytherapy treatment. The Company has developed a customized brand message for each audience. The Company’s website was launched in the fall of 2016 and delivers the message that Cesium-131 is a treatment option for cancers throughout the body. IsoRay continues to develop and/or refresh print, visual and digital media (including physician brochures discussing the clinical advantages of Cesium-131, clinical information materials, and digital content for the website and social media awareness efforts). In addition, the Company attends national professional meetings, including:

■	American Brachytherapy Society (ABS);
■	American Society for Therapeutic Radiation and Oncology (ASTRO);
■	Association of American Physicists in Medicine (AAPM);
■	American Urological Association (AUA);
■	Society for Neuro-Oncology (SNO);
■	American Association of Neurological Surgeons (AANS);
■	American Association for Thoracic Surgery (STS); and
■	various local chapter meetings.

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

Because of this consumer-driven market factor, we also promote our products directly to the general public. We target the prostate cancer patient, his spouse, family, care givers and loved ones. We emphasize to these segments the specific advantages of the Cesium-131 brachytherapy seed through our website (located at www.isoray.com), patient advocacy efforts, informational patient materials and patient testimonials, other awareness efforts through social media channels, and advertisements in specific markets supporting brachytherapy. None of our websites should be considered a part of this Report. Over the past year, the Company has continued to increase its efforts to raise awareness about Cesium-131 and IsoRay Medical.  One key method we have pursued for this is to increase our digital footprint, with consistent updates to our website and outreaches through social media, including Twitter, LinkedIn and Facebook.  These efforts have resulted in significant year over year growth in web traffic (69.7% increase in total visitors), new visitors (70.1% increase) and organic search results (42.5% increase in resulting site traffic).  The Company believes that an increased digital presence will result in increased awareness about brachytherapy overall, and specifically increased awareness about Cesium-131.  This increased awareness will ultimately translate to more patients finding a physician with Cesium-131 experience.

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

Further, the Company is partnering with key clinicians within each application to support early experiences and identify additional facilities that may be interested in the applications.  The Company continues to work with its existing radiation oncology physician customers and to educate them as to additional or new Company products and expand utility of Cesium-131 within the facility and across different disease sites. To facilitate this expanded position, the Company’s sales managers call on existing radiation oncology physicians and other key decision makers within an organization to discuss the available clinical results and experiences in coordination with key Company scientific personnel to educate the customer representatives about different Cesium-131 applications and comparisons to competing treatments.

Sales and Distribution

In the prostate cancer market, the sales organization targets radiation oncologists and medical physicists as well as urologists and facility administrators as key clinical decision-makers in the type of radiation therapy offered to prostate cancer patients.

With respect to non-prostate applications, the Company targets neurosurgeons, thoracic surgeons, gynecologic oncologists and other surgeons in addition to radiation oncologists. After these clinicians identify the value of the Company’s Cesium-131 products, the Company then also needs support for the procedure from the medical physicists on staff and facility administrators. The sales cycle for non-prostate applications has proved to be a longer process than for prostate applications and often takes nine months or longer before the Company is licensed in a new hospital and can make its first sale.

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

The Company expects to continue to explore the opportunity to extend its customer base outside the U.S. market through use of established distributors in target markets of other countries. As of September 19, 2018, the Company had independent distributors for Italy, Switzerland and Russia. The Company’s initial focus on the international markets was for the sale of the GliaSite® RTS, which was discontinued in March 2016. This has shifted to targeted prostate and gynecological centers in the targeted markets. Although it still has two international distribution agreements in place, the Company continues to experience difficulties in generating sales of Cesium-131 products through its international distributors.

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

In the hospital outpatient prospective payment system (HOPPS) out-patient setting, brachytherapy sources are legislated to be paid individually. Under this umbrella, in 2003, CMS established a unique HCPCS code for Cesium-131 brachytherapy seeds that permitted providers to report the use of Cesium-131 directly to payers.  In July 2007, CMS established two separate Cesium-131 codes for providers to report loose seeds and stranded seeds due to the cost differential of these two products.  Reimbursement for prostate brachytherapy services and sources is well established in the U.S. and most providers (hospitals and physicians) are not faced with reimbursement challenges when providing this treatment option to patients.

In June 2016, the Company rejoined the Coalition for the Advancement of Brachytherapy (CAB). CAB is a national non-profit association composed of manufacturers and developers of sources, needles and other brachytherapy devices and ancillary products used in the fields of medicine and life sciences. CAB has dedicated significant resources to the clinical use of brachytherapy including the treatment of prostate and other types of cancer as well as vascular disease. In addition, on an annual basis, CAB performs a review of the existing reimbursement structure for its members, allowing CAB members to have input into the future reimbursement structure for their products. In July 2017, CAB disbanded, due to shrinking funding as a result of the consolidation of the brachytherapy market. The Company has established consulting relationships with key support members of the former CAB organization to ensure that the key actions are performed, with a dedicated focus to the impact of reimbursement policies on Cesium-131.

As noted above, there are two different methodologies for CMS payment. The first, the out-patient setting, includes prostate brachytherapy, and a limited range of other procedures, including some gynecological implants, and as such, is covered by the CMS Outpatient Prospective Payment System, which since 2010 has provided a fixed reimbursement per seed for stranded and loose seeds.  Iodine, Palladium and Cesium each have their own reimbursement values for stranded and loose seeds.  If reported correctly when seeds are submitted for payment to CMS, providers are reimbursed at a flat rate that is determined by median costs of the seeds. It is expected that this reimbursement system established in January 2010 will continue as currently scheduled through calendar 2019 but there is no assurance that this will occur. CMS has generally continued its historical trend of declining year over year reimbursement with few exceptions. Private insurance companies have historically followed the CMS reimbursement policies. The Company expects that CMS will continue its annual review of payments provided as reimbursement for our various products and that CMS will continue to provide favorable reimbursement rates for our Cesium-131 brachytherapy seeds, but there is no assurance this will continue.

The other payment method is for in-patient procedures, where the patient remains in the hospital for more than 24 hours. Lung, brain and head and neck implant procedures utilizing brachytherapy sources require the patient to be admitted to the hospital. In-patient procedures are covered by CMS which remits a set amount depending on the kind of surgery being performed and the status of the patient. Under this Diagnostic Related Group (DRG) system, the hospital pays for all the items involved in the care of the patient excluding physician fees. The brachytherapy seeds in these in-patient cases are not paid for separately by CMS, but rather included as part of the DRG payments from CMS. Because the Company’s seeds may not be reimbursed by CMS, there can be difficulty in convincing hospitals to use the Company’s products. The Company contracted with a reimbursement consultant in April 2016 to review opportunities to establish incremental reimbursement from CMS for in-patient care for brachytherapy. The Company submitted for and was granted an ICD-10 code for the use of Cesium-131 with surgical brain procedures.  The Company plans on considering additional applications for DRG codes for intraoperative brachytherapy treatments in the future. Receipt of additional DRG codes in the future for brachytherapy applications will assist in the sales to hospitals and institutions that currently are not reimbursed for brachytherapy radiation for intraoperative care. Management believes the lack of incremental reimbursement for brachytherapy by CMS and private insurers placed at the time of surgery rather than delivered at a point in time following surgery may be impeding the faster and broader adoption of intraoperative brachytherapy and unfortunately short of new legislation changing this system will remain an ongoing deterrent for use of these products.

In October 2016, the Company submitted a New Technology Add-on Payment (NTAP) application. This filing formally requested additional reimbursement for the Cesium-131 based GammaTile™ treatment for brain cancer. For an applicant to be eligible for approval of the NTAP payment, the proposed treatment must receive 510(k) clearance from the U.S. Food and Drug Administration (FDA) no later than June 30th of the same year as the application is reviewed. As the Company had not attained 510(k) clearance by the deadline, the Company withdrew its application and re-submitted in October 2017.  This second submission was also not accepted as the Company’s 510(k) filing with the U.S. Food and Drug Administration did not receive clearance until July 6, 2018.  GT Medical Technologies plans to re-file the NTAP application in October 2018 as the prior applications are no longer valid.

The GammaTile™ Therapy is currently eligible for payment under an existing DRG.  The Company believes that prior to successfully attaining an NTAP, this existing coding will allow centers using the GammaTile™ Therapy to gain some payment to cover cost of the procedure.  The Company believes that this existing coding strategy will support the initial product sales prior to transitioning to the full NTAP payment.

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

Financial Information About Geographic Areas

All of the Company’s long-lived assets are located in the United States. Revenue by geographic region is based on the shipping addresses of the Company's customers. The following summarizes revenue by geographic region:

	For the year ended June 30,
	2018	2017	2016
United States	99.33%	99.94%	99.64%
Non – United States	0.67%	0.06%	0.36%
Total	100.00%	100.00%	100.00%

Other Information

Customers

The following are the Company’s top three customers, facilities or physician practices that utilize multiple surgical facilities at which primarily prostate brachytherapy procedures are performed, accounted for approximately 36.6% of the total Company product sales for the twelve months ended June 30, 2018:

Facility	Location	% of revenue
El Camino, Los Gatos, and other facilities[1]	Northern CA	24.2%
University of Pittsburgh Medical Center – Mercy	PA	7.3%
Advanced Radiation Centers of NY	NY	5.1%
Total		36.6%

1.

The head of the single largest physician practice also serves as the Company’s medical director. As the medical director, this physician advises the Company Board of Directors and management, provides technical advice related to product development and research and development, and provides internal training to the Company sales staff and professional training to our sales staff and to other physicians. Revenue from this practice increased by $345,000 in the year ended June 30, 2018 when compared to the year ended June 30, 2017. This increase was due to the addition of new centers located by the local senior territory manager and within the practice range of the medical director.

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

Our management believes that certain aspects of the IsoRay seed design and construction techniques are patentable innovations. These innovations resulted in a patent granted by the USPTO under Patent Number 7,410,458, in August 2008, with an expiration date of December 5, 2025. Certain methodologies regarding isotope production, separation, and seed manufacture are retained as trade secrets and are embodied in IsoRay’s procedures and documentation. Four patents have been granted by the USPTO relating to methods of deriving Cesium-131 developed by IsoRay employees: Patent Number 7,479,261, with an expiration date of April 6, 2027; Patent Number 7,531,150, with an expiration date of July 13, 2027; Patent Number 7,316,644, with an expiration date of August 5, 2025; and Patent Number 7,510,691, with an expiration date of July 19, 2027. The Company has two patents that were issued on April 23, 2014 and are effective in Canada (Canada 2576907 and 2571349). The Company has patents granted in the Russian Federation which expire at various times in 2024 and 2025. The Company has a single patent granted in each of the Netherlands and India that both expire on June 22, 2025. The Company has a single patent pending in the EU and Hong Kong. The Company is continuing its efforts to develop and patent additional methods of deriving Cesium-131 and other isotopes.

There are specific conditions attached to the assignment of the Cesium-131 Trust patent from the late Lane Bray. In particular, the associated Royalty Agreement provides for 1% of gross profit payment from seed sales to Lane Bray and 1% of gross profit from any use of the Cesium-131 process patent for non-seed products. If IsoRay reassigns the Royalty Agreement to another company, these royalties increase to 2%. The Royalty Agreement has an anti-shelving clause that requires IsoRay to return the patent if IsoRay permanently abandons sales of products using the invention. During fiscal years 2018 and 2017, the Company recorded royalty expense of $27,000 and $21,000, respectively, related to this patent.

Research and Development

During the two-year period ended June 30, 2018, IsoRay and its subsidiaries incurred approximately $2.71 million in costs related to research and development activities. The Company expects to continue ongoing research and development activities for the foreseeable future. Chief among R&D expenditures in fiscal year 2018 are new product development (GammaTile™ and others) and the support of clinical research studies that are accumulating data on the subjects of prostate and head and neck cancers. Other clinical research, including the study of Cesium-131 in the treatment of brain, gynecological and other cancers, are currently funded by sources other than the Company.

Government Regulation

The Company’s present and future intended activities in the development, manufacture and sale of cancer therapy products are subject to extensive laws, regulations, regulatory approvals and guidelines. Within the United States, the Company’s therapeutic radiological devices must comply with the U.S. Federal Food, Drug and Cosmetic Act, which is enforced by the U.S. Food and Drug Administration (FDA). The Company is also required to adhere to applicable FDA Quality System Regulations, also known as the Good Manufacturing Practices, which include extensive record keeping and periodic inspections of manufacturing facilities. The Company’s predecessor obtained FDA 510(k) clearance in March 2003 to market its Cesium-131 seed for the treatment of localized solid tumors and other malignant disease and IsoRay obtained FDA 510(k) clearance in November 2006 to market preloaded brachytherapy seeds and in August 2009 for preloading flexible braided strands and bioabsorbable mesh. In July 2018, the Company obtained 510(k) clearance for the GammaTile™ Therapy which it subsequently transferred to GT Med Tech per the Collaborative Development Agreement executed in March 2017.

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

In the United States, medical devices are classified into three different categories over which the FDA applies increasing levels of regulation: Class I, Class II, and Class III. Most Class I devices are exempt from premarket notification 510(k); most Class II devices require premarket notification 510(k); and most Class III devices require premarket approval. Our Cesium-131 seed is a Class II device and received 510(k) clearance in March 2003.

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

In fiscal 2008 we obtained our first European CE Mark and during the fiscal year 2014, the CE Mark was renewed for an additional five years. In support of the Company’s global strategy to expand marketing to the European Union (EU) and Russia, the Company determined in FY 2018 in order to meet all Europen Union requirements, it needed to migrate to the ISO 13485:2016 standard. In April 2018, BSI certified the Company’s successful transition to ISO 13485:2016. This transition moved IsoRay’s quality system into the current state of the art Quality Management System per the ISO Medical Device Quality Management System standard. It was imperative that the Company complied with ISO 13485:2016 by end of February 2019 in order to maintain its CE Marks. During fiscal year 2019, the Company will apply to renew its CE Mark on its CE Mark family of products. European law requires that medical devices sold in any EU Member State comply with the requirements of the European Medical Device Directive (MDD) or the Active Implantable Medical Device Directive (AIMDD). IsoRay’s brachytherapy seeds are classified in Europe as an active implantable and are subject to the AIMDD. Compliance with the AIMDD and obtaining a CE Mark involves being certified to ISO 13485:2003 and obtaining approval of the product technical file by a notified body that is recognized by competent authorities of a Member State. Compliance with ISO 13485:2003 is also required for registration of a company for sale of its products in Canada. Many of the recognized EU Notified Bodies are also recognized by Health Canada to conduct the ISO 13485:2003 inspections for Canadian registration. During fiscal year 2009, the Company received its certification to ISO 13485:2003 and obtained approval from Health Canada for its Canadian registration. The Company has had no success in selling the product in the Canadian market and through its distributors is currently focusing on the markets in Switzerland, Italy, and the Russian Federation. On June 18, 2014, the Company entered into an agreement with MedikorPharma-Ural LLC as the distributor in the Russian Federation. The agreement provides the distributor with the ability to sell the entire product line. As of June 30, 2017, this agreement was no longer in effect. On July 14, 2017, the Company entered into an agreement with a new distributor in Russia that provides for the ability to sell the entire product line in the Russian Federation. The agreement has a one-year initial term with two additional one-year terms which automatically renew unless either party invoke their right to terminate earlier under the provisions of the agreement. On August 1, 2016, the Company entered into an agreement with a distributor in Italy for the territory of Italy and Switzerland, as its prior Italian distribution agreement, with an affiliate of the new distributor, had expired without any sales. The agreement has a one-year initial term with two additional one-year terms which automatically renew unless either party invokes its right to terminate earlier under the provisions of the agreement.

In the United States, as a manufacturer of medical devices and devices utilizing radioactive byproduct material, we are subject to extensive regulation by not only federal governmental authorities, such as the FDA and FAA, but also by state and local governmental authorities, such as the Washington State Department of Health, to ensure such devices are safe and effective. In Washington State, the Department of Health, by agreement with the federal Nuclear Regulatory Commission (NRC), regulates the possession, use, and disposal of radioactive byproduct material as well as the manufacture of radioactive sealed sources to ensure compliance with state and federal laws and regulations. Our Cesium-131 brachytherapy seeds constitute both medical devices and radioactive sealed sources and are subject to these regulations.

Moreover, our use, management, and disposal of certain radioactive substances and wastes are subject to regulation by several federal and state agencies depending on the nature of the substance or waste material. We believe that we are in compliance with all federal and state regulations for this purpose.

The Company believes the costs to comply with various federal, state, and local environmental laws include such costs as radioactive waste disposal, radioactive material licenses, and increased shipping costs related to the radioactivity of our products are less than $100,000 annually.

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

Employees

As of September 19, 2018, IsoRay employed 38 full-time individuals. The Company’s future success will depend, in part, on its ability to attract, retain, and motivate highly qualified sales, technical and management personnel. From time to time, the Company may employ independent consultants or contractors to support its research and development, marketing, sales, accounting and administrative organizations. None of the Company’s employees are represented by any collective bargaining unit. On September 19, 2018, the Company employed six direct sales people.

Competition

The Company competes in a market characterized by technological innovation, extensive research efforts, and significant competition. In general, the IsoRay Cesium-131 brachytherapy seed competes with conventional methods of treating localized cancer, including, but not limited to, all forms of prostatectomy surgery and external beam radiation therapy which includes intensity modulated radiation therapy, stereotactic radiosurgery and proton therapy, as well as competing permanent and temporary brachytherapy devices.

Management believes the Company’s patented Cesium-131 separation process is likely to provide a sustainable competitive advantage and maintain the Company as the sole producer of medical Cesium-131. Production of Cesium-131 also requires specialized facilities that represent high cost and long lead time if not readily available. In addition, a competitor would need to develop a method for isotope attachment and seed assembly, would need to conduct testing to meet NRC and FDA requirements, and would need to obtain regulatory clearances before marketing a competing device. Best Medical received FDA 510(k) clearance to market a Cesium-131 seed on June 6, 1993 but to date, twenty-five years later, have not produced any products for sale.

The permanent brachytherapy seed market includes companies that manufacture and / or distribute Cesium-131, Iodine-125 (I-125) and Palladium-103 (Pd-103).  The Company believes the performance characteristics of Cesium-131, specifically the shorter half-life and higher energy that either Pd-103 or I-125 will ultimately prove to be advantageous.  Both other permanent brachytherapy isotopes, I-125 and Pd-103 were introduced to the market prior to Cesium-131, allowing many customers to become comfortable with the performance of both isotopes and requiring the Company to overcome these preferences to convert customers to Cesium-131.

Key competitors which provide permanent prostate brachytherapy products include: Theragenics Corporation, Becton-Dickinson (formerly C. R. Bard), IsoAid, and Best Medical.  While none of these companies publicly report specific information about their brachytherapy business, the Company believes the following about their product offerings and market positions:

●

Theragenics Corporation introduced Pd-103 into the market approximately 20 years ago.  This company is the market leader in Pd-103 production.  In the 2000’s, Theragenics introduced its own I-125 product.  It delivers product in a variety of configurations, including products that allow for intra-operative needle preparation and stranding.  It also provides product (primarily I-125) for international distribution.  The majority of its brachytherapy sales are for prostate treatment.  This company also manufactures Pd-103 for Becton Dickinson.

●

Becton-Dickinson (previously C. R. Bard) manufactures its own I-125 and distributes Pd-103 through Theragenics.  It is a historical market leader, and historically focused on dedicated delivery devices to support different physician procedure techniques. This company continues to distribute I-125 internationally, with the majority of its brachytherapy sales for prostate treatment.

●

IsoAid manufactures both I-125 and Pd-103, with a focus on domestic prostate brachytherapy customers.  This company has focused on providing seeds to customers in standard configurations.  We do not believe that IsoAid offers a product for intra-operative needle preparation and stranding.

●

Best Medical manufactures both I-125 and Pd-103, with a focus on domestic prostate brachytherapy customers.  This company has focused on providing seeds to customers in standard configurations. We do not believe that Best Medical offers a product for intra-operative needle preparation and stranding.

The Company believes that customers perform prostate brachytherapy procedures via one of several general procedure techniques, including (but not limited to): pre-plan techniques, intra-operative techniques, and real-time techniques.  Further, the Company believes that customers are comfortable with their techniques, and want products to facilitate their preferred methods.  Many of the Company's competitors provide a set of standard products (including loose seeds, seeds loaded in cartridges, and seeds pre-loaded in needles) to meet the customer's needs.  Furthermore, our two primary brachytherapy competitors, Theragenics Corporation ("Theragenics") and Becton-Dickinson have products that support intra-operative and real-time techniques that allow for stranding or linking seeds together in custom configurations in the operating room.  This allows physicians to gain the benefits of stranded or linked seeds while still allowing for customization to the patient anatomy, as determined at the time of the procedure.  The Company believes that approximately 25% of procedures are performed with some level of customization in the operating room.

It is this segment of the market – customers which desire customized procedures to their patient's anatomy at the time of the procedure – that the Company expects to address with its new Blu Build loading device.  The Blu Build loading device will efficiently configure strands in the operating room, allowing the clinician to make determinations about the product configurations with the most recent picture of the patient’s anatomy.  The Company believes that this technique may provide advantages in some brachytherapy products and will provide a better solution for this market segment.  The Company also believes the efficiency and ease of use of the Blu Build loading device will offer an intriguing opportunity for the approximately 75% of the market which does not use customization today. The Company is in the process of commercializing the Blu Build loading device, which is now expected to be ready in October 2018.

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

Risks Related to Our Industry and Operations

Our Revenues Depend Upon One Product with Multiple Applications. Our revenues depend solely upon the successful production, marketing, and sales of the Cesium-131 brachytherapy seed in its various delivery formats. The rate and level of market acceptance of this product varies depending on the perception by physicians and other members of the healthcare community of its safety and efficacy as compared to that of competing products, if any; the clinical outcomes of the patients treated; the effectiveness of our sales and marketing efforts or those of our distributors in the United States, Italy, Switzerland and the Russian Federation; any unfavorable publicity concerning our product or similar products; our product’s price relative to other products or competing treatments; any decrease in current reimbursement rates from the Centers for Medicare and Medicaid Services or third-party payers; regulatory developments related to the manufacture or continued use of the product; availability of sufficient supplies of barium for Cesium-131 seed production; ability to produce sufficient quantities of Cesium-131; the ability of physicians to apply the correct dosage of seeds and avoid excessive levels of radiation to patients; and the ability to use this product to treat multiple types of cancers in various organs. Because of our reliance on this product as the sole source of our revenue, any material adverse developments with respect to the commercialization of this product may cause us to continue to incur losses rather than profits in the future.

Although Cleared To Treat Any Malignant Tissue, Our Product Is Primarily Used To Treat A Single Type Of Cancer Which Is In A Declining Market. Currently, the Cesium-131 seed is used almost exclusively for the treatment of prostate cancer (approximately 86% of our sales). We have been treating brain cancer which amounted to approximately seven percent of our product sales, gynecological cancer which amounted to approximately two percent of our product sales, head and neck cancer which amounted to approximately two percent of our product sales, lung cancer which amounted to less than one percent of our product sales, and other cancers including groin cancer, pelvic cancer and colorectal cancer that combined constituted two percent of our product sales in fiscal year 2018. Management believes the Cesium-131 brachytherapy seed will continue to be used to treat other types of cancers as the Company identifies existing delivery systems that can be utilized or develops new delivery methods for the product, however these delivery systems may not prove as effective as anticipated. Management believes that clinical data gathered by select groups of physicians under treatment protocols specific to other organs will be needed prior to widespread acceptance of our product for treating other cancer sites. If our current and future products do not become accepted in treating cancers of other sites, our sales will continue to depend primarily on treatment of prostate cancer, a market with increasing competition and ongoing loss of market share by all brachytherapy products. Even though the past three fiscal years have shown improvements in prostate revenue, since the U.S. Preventive Services Task Force (“USPSTF”) recommendation in 2012 to no longer routinely conduct prostate exams, the market for all prostate procedures has dramatically declined. In 2017, the USPSTF changed its recommendation from advising against screening to the position that the decision for men between 55 and 69 to undergo PSA-based screening should be made by a man in consultation with his doctor (https://screeningforprostatecancer.org/). This change may have contributed to an increased incidence of screening (and therefore more prostate cancer cases) as opposed to an unscreened population.

Unfavorable Industry Trends in the Prostate Market. Beginning in the fall of 2008, U.S. consumers significantly curtailed all spending (even for life saving medical procedures) which impacted the brachytherapy industry as a whole. In February 2009, noted urologists announced at a medical conference that prostate specific antigen (PSA) testing was not as necessary as previously believed. Their statements were widely publicized. In May 2012, the USPSTF recommended against routine PSA screenings for healthy men without symptoms. This recommendation has led to substantial declines in PSA screenings. In addition, there has been an increase in “active surveillance,” a practice where no immediate medical treatment is provided but the physician and patient closely monitor the patient’s cancer for signs that the cancer is growing. We believe that declines in PSA screenings have led to a decline in the number of men diagnosed with prostate cancer, which in turn leads to a decline in the number of procedures to treat prostate cancer, including brachytherapy procedures. An increase in the proportion of men diagnosed with prostate cancer but not seeking immediate medical treatment ultimately also leads to a decline in the number of procedures to treat prostate cancer.

Also, the emergence of IMRT as the preferred treatment alternative as a result of a much higher reimbursement rate to physicians compared to brachytherapy treatments has resulted in declining market share for brachytherapy treatment. In fiscal 2018, each of these factors continued to impact the performance of the Company in the prostate market and the industry as a whole and there is no assurance that they will not continue to impact sales of the Company in the prostate market through fiscal 2019.

We Rely Heavily On Three Customers. Approximately thirty-seven percent (37%) of the Company’s revenues are dependent on three customers and approximately twenty-four percent (24%) on one customer. The loss of any of these customers would have a material adverse effect on the Company’s revenues which may not be replaced by other customers particularly as these customers are in the prostate sector which is facing substantial competition from other treatments.

We Rely Heavily On A Limited Number Of Suppliers. Our Most Critical Suppliers Are In Russia And We Periodically Must Rely Solely On One Supplier From Time to Time. Some materials used in our product are currently available only from a limited number of suppliers. In fiscal 2018, approximately eighty percent (80%) of our Cesium-131 was supplied through JSC Isotope from a reactor located in Russia. Our current contract with JSC terminates on December 31, 2018, and is in the process of being renegotiated. Management will seek to negotiate favorable pricing but there is no assurance as to the outcome of these negotiations. On August 25, 2017, the Company executed a consignment inventory agreement with MedikorPharma-Ural LLC (“Medikor”) to process the Company’s enriched barium at another nuclear reactor in Russia beginning in November 2017. The term of the consignment agreement is 10 years. Our source of supply of Cesium-131 from Russia is historically produced using one of two nuclear reactors which supply the irradiation needed for Cesium-131 production. One of the Russian nuclear reactors was shut down from December 2017 until August 2018, and the other Russian nuclear reactor is scheduled to be shut down for much of 2019 into early 2020. As a result of these scheduled shutdowns, only one of the Company’s historic Russian suppliers of Cesium-131 will be available during these periods. Medikor, located in Russia, is using the barium carbonite consigned by the Company to contract with a third-party manufacturer to produce and supply Cesium-131 to the Company. This arrangement has the effect of minimizing the impact on the Company of the planned temporary shutdown of the nuclear reactors that serve as its sources of Cesium-131 from Russia. After a thorough review of the capacity and cost of production at the MURR facility, the Company has decided to not locate a hot cell there to ramp up domestic production. The Company has also determined to terminate its supply agreement with MURR thereby eliminating all domestic suppliers of this critical component of its product. This decision means that the Company has no domestic supply capabilities for Cesium-131 except for limited amounts with advance notice to MURR on a periodic basis. Even if Cesium-131 was supplied by MURR, the cost is significantly more than Russia, requires additional processing by the Company, and MURR cannot manufacture enough supply to meet the Company’s increasing needs.

Reliance on any single supplier increases the risks associated with concentrating isotope production at a single reactor facility which can be subject to unanticipated shutdowns and political or civil unrest. Failure to obtain deliveries of Cesium-131 from multiple sources could have a material adverse effect on seed production and there may be a delay before we could locate alternative suppliers beyond the two we currently use and one which is available.

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

Virtually all titanium tubing used in brachytherapy seed manufacture comes from a single source, Accellent Corporation. We currently obtain a key component of our seed core from another single supplier, C5 Medical Werks, LLC. We do not have a formal written agreement with Accellent Corporation, but simply use purchase orders. We do have a purchase agreement with C5 Medical Werks, LLC which calls for fixed quantity of seed cores to be shipped over a 36-month period at a fixed unit price. Any interruption or delay in the supply of materials required to produce our product could cause harm to our business if we were unable to obtain an alternative supplier or substitute equivalent materials in a cost-effective and timely manner. To mitigate any potential interruptions, the Company continually evaluates its inventory levels and management believes that the Company maintains a sufficient quantity of non-Cesium-131materials supply to alleviate any potential disruptions.

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

Doctors And Hospitals May Not Adopt Our Product And Technologies At Levels Sufficient To Sustain Our Business Or To Achieve Our Desired Growth Rate. To date, we have attained very limited penetration of the total potential market for our product, particularly in non-prostate applications. Our future growth and success depends upon creating broad awareness and acceptance of our product by doctors, hospitals and freestanding clinics, as well as patients. This will require substantial marketing and educational efforts, which will be costly and may not be successful. The target customers for our product may not adopt its related technologies or may adopt them at a rate that is slower than desired. We depend extensively on long term protocol results and publications by independent physicians. Unfavorable protocol results or publications would have an impact on the success of our product. In addition, potential customers who decide to utilize any of our devices may later choose to purchase competitors’ products. Important factors that will affect our ability to attain broad market acceptance of our product include:

■	doctor and/or patient awareness and acceptance of our product;
■	the real or perceived effectiveness and safety of our product;
■	the relationship between the cost of our product and the real or perceived medical benefits of our product;
■

the relationship between the cost of our product and the financial benefits to our customers using our product, which will be greatly affected by the coverage of, and reimbursement for, our product by governmental and private third-party payors; and

■	market perception of our ability to continue to grow our business and develop enhancements to our product.

We must promote our product effectively. Factors that could affect our success in marketing our product include:

■	the adequacy and effectiveness of our sales force and that of any distributor’s sales force;
■	the adequacy and effectiveness of our production, distribution and marketing capabilities and those of our distributors;

■	the success of competing treatments or products; and
■	the availability and extent of reimbursement from third-party payors for our product.

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

We Are Subject To Uncertainties Regarding Reimbursement For Use Of Our Product. Hospitals and freestanding clinics may be less likely to purchase our product if they cannot be assured of receiving favorable reimbursement for treatments using our product from third-party payers, such as Medicare and private health insurance plans. Currently, Medicare reimburses hospitals at fixed rates that cover the cost of stranded and loose seeds. Clinics and physicians performing procedures in a free-standing center are reimbursed at the actual cost of the seeds. It is expected that CMS will continue to reimburse providers using this same methodology in 2019 but there is no assurance this will occur.

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

Furthermore, any federal and state efforts to reform government and private healthcare insurance programs, such as those passed by the federal government in 2010, could significantly affect the purchase of healthcare services and our product in general and demand for our product in particular. Approximately 60% of men diagnosed with prostate cancer are of Medicare age (65+), providing Medicare with a significant influence in the marketplace. We are unable to predict the ultimate impact of current healthcare reform rates, those reforms that may be enacted in the future both in the United States and in other countries, whether other healthcare legislation or regulations affecting the business may be proposed or enacted in the future or what effect any such legislation or regulations would have on our business, financial condition or results of operations.

Our Operating Results Will Be Subject To Significant Fluctuations. Our quarterly revenues, expenses, and operating results are likely to fluctuate significantly in the future. Fluctuation may result from a variety of factors, which are discussed in detail throughout this “RISK FACTORS” section, including:

■	demand and pricing for the Company’s product;
■	effects of aggressive competitors;
■	hospital, clinic and physician purchasing decisions often impacted by vacation schedules of our primary physician customers;
■	research and development and manufacturing expenses;
■	patient outcomes from our product and unfavorable recommendations related to PSA testing;
■	physician acceptance of our product;
■	government or private healthcare reimbursement policies;
■	healthcare reform;
■	our manufacturing performance and capacity;
■	incidents, if any, that could cause temporary shutdown of our manufacturing facility;
■	the amount and timing of sales orders;
■	rate and success of future product approvals;
■	timing of FDA clearance, if any, of competitive product and the rate of market penetration of competing product;
■	seasonality of purchasing behavior in our market;
■	overall economic conditions;
■	the successful introduction or market penetration of alternative therapies; and
■	the outcome of the FDA’s evaluation of the clearance process for class II devices.

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

We May Encounter Manufacturing Problems Or Delays That Could Result In Lost Revenue. Manufacturing our product is a complex process. We (or our critical suppliers) may encounter difficulties in scaling up or maintaining production of our product, including:

■	problems involving production yields;
■	quality control and assurance;
■	component supply shortages;
■	import or export restrictions on components, materials or technology;
■	shortages of qualified personnel; and
■	compliance with state, federal and foreign regulations.

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

Our Industry Is Intensely Competitive. The medical device industry is intensely competitive. We compete with both public and private medical device, biotechnology and pharmaceutical companies that have been in existence longer than we have, have a greater number of products on the market, have greater financial and other resources, and have other technological or competitive advantages. As physicians migrate to medical devices such as external beam radiation and robotic surgery that have a much higher capital cost to repay and higher profit margins, this puts increasing pressure on all brachytherapy products to compete regardless of their superior treatment results. The market share for brachytherapy continues to decline as a result of this pressure from increasing usage by oncologists of external beam radiation. In addition, centers that wish to offer the Cesium-131 seed must comply with licensing requirements specific to the state, province, and/or country in which they do business and these licensing requirements may take a considerable amount of time to comply with. Certain centers may choose not to offer our Cesium-131 seed due to the time required to obtain necessary license amendments. We also compete with academic institutions, government agencies, and private research organizations in the development of technologies and processes and in acquiring key personnel. Although we have patents granted and patents applied for to protect our isotope separation processes and Cesium-131 seed manufacturing technology, we cannot be certain that one or more of our competitors will not attempt to obtain patent protection that blocks or adversely affects our product development efforts. In the case of brain tumors, a surgeon will remove the tumor and radiation therapy is used as supplemental treatment following the surgery; this is known as “adjuvant” radiation therapy. The Company believes that its form of adjuvant radiation therapy offers advantages over external beam methods. However, external beam holds the vast majority of the market for adjuvant radiation therapy.

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

■

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

■

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

■

the criminal federal False Claims Act, which imposes criminal fines or imprisonment against individuals or entities who make or present a claim to the government knowing such claim to be false, fictitious or fraudulent;

■

the civil monetary penalties statute, which imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent;

■

the Veterans Health Care Act of 1992, which requires manufacturers of “covered drugs” to offer them for sale to certain federal agencies, including but not limited to, the Department of Veterans Affairs, on the Federal Supply Schedule, which requires compliance with applicable federal procurement laws and regulations and subjects manufacturers to contractual remedies as well as administrative, civil and criminal sanctions;

■

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

■

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

■

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

■	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
■

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

Governmental regulations outside the U.S. have become increasingly stringent and more common, and we may become subject to more rigorous regulation by governmental authorities in the future. In the European Union, for example, a new Medical Device Regulation was approved in 2017 which, when it goes into effect in the spring of 2020, will impose significant additional premarket and post-market requirements. Penalties for a company’s non-compliance with governmental regulation could be severe, including fines and revocation or suspension of a company’s business license, mandatory price reductions and criminal sanctions. Any governmental law or regulation imposed in the future may have a material adverse effect on us.

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

Healthcare Reform Measures Could Hinder Our Product’s Commercial Success. In both the United States and certain foreign jurisdictions there have been, and we anticipate there will continue to be, a number of legislative and regulatory changes to the healthcare system that could impact our ability to sell our product profitably. In the United States, the Patient Protection and Affordable Care Act (the “ACA”) and the Health Care and Education Affordability Reconciliation Act of 2010 (together “the law” or “the legislation”) provide for a number of healthcare policy changes that are or will be applicable to us. However, there are many programs and requirements under the law for which the consequences are not fully understood, and it is unclear what the full impacts will ultimately be from the law. The legislation provides for significant new taxes on medical device makers in the form of a 2.3 percent excise tax on all U.S. medical device sales that commenced in January 2013 which would apply to all of our product sales. Although the excise tax has been suspended by Congress until the end of 2019, its status is unclear for subsequent years. Under the legislation, the total cost to the medical device industry is expected to be approximately $20 billion over 10 years. The law also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs. It is uncertain at this point what negative unintended consequences these provisions will have on patient access to new technologies. The Medicare provisions include value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). Additionally, the law includes a reduction in the annual rate of inflation for Medicare payments to hospitals that began in 2011 and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending.

The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to make and implement healthcare reforms may adversely affect:

■	our ability to set a price we believe is fair for our product;
■	our ability to generate revenues and achieve or maintain profitability;
■	the availability of capital; and
■	our ability to obtain timely approval of any future product modifications.

CMS has published final regulations that implement provisions in the ACA related to disclosure of payments made by manufacturers to physicians and teaching hospitals, effective April 2013. Because we manufacture devices that are covered by the regulations, all payments that we make to physicians and teaching hospitals are subject to this reporting requirement even if the payment relates to a device that is not considered a covered device. The tracking and reporting of these payments could have an adverse impact on our business and/or consolidated results of operations and financial condition and on our relationships with customers and potential customers.

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

In the United States, as a manufacturer of medical devices and devices utilizing radioactive by-product material, we are subject to extensive regulation by federal, state, and local governmental authorities, such as the FDA and the Washington State Department of Health, to ensure such devices are safe and effective. Regulations promulgated by the FDA under the U.S. Food, Drug and Cosmetic Act (“FDC Act”), govern the design, development, testing, manufacturing, packaging, labeling, distribution, marketing and sale, post-market surveillance, repairs, replacements, and recalls of medical devices.

The FAA has authority to regulate, through its Office of Hazardous Materials Safety, the offering for shipment of hazardous materials, including radioactive materials of the type marketed by the Company. Because we ship hazardous materials on flights in the U.S., the Company is subject to these regulations, including periodic audit and, if applicable, enforcement action by the FAA. As they apply to the Company, the FAA regulations concern the packaging and labeling of hazardous materials. If we fail to comply with these regulations, the Company could face civil or criminal penalties. In Washington State, the Department of Health, by agreement with the federal Nuclear Regulatory Commission (NRC), regulates the possession, use, and disposal of radioactive byproduct material as well as the manufacture of radioactive sealed sources to ensure compliance with state and federal laws and regulations. Our Cesium-131 brachytherapy seeds constitute medical devices and radioactive sealed sources and are subject to these regulations.

Under the FDC Act, medical devices are classified into three different categories, over which the FDA applies increasing levels of regulation: Class I, Class II, and Class III. Our Cesium-131 seed has been classified as a Class II device and has received clearance from the FDA through the 510(k) pre-market notification process. Any modifications to the device that would significantly affect safety or effectiveness, or constitute a major change in intended use, would require a new 510(k) submission. As with any submittal to the FDA, there is no assurance that a 510(k) clearance would be granted to the Company.

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

Our Ability To Operate In Foreign Markets Is Uncertain. Our future growth will depend in part on our ability and the ability of our distributors to establish, grow and maintain product sales in foreign markets, particularly in Russia and the European Union (EU). However, we have limited experience in marketing and distributing our product in other countries. Foreign operations subject us to additional risks and uncertainties, including our customers’ ability to obtain reimbursement for procedures using our product in foreign markets; the burden of complying with complex and changing foreign regulatory requirements; time-sensitive delivery requirements due to the short half-life of our product; language barriers and other difficulties in providing long-distance customer service; potentially increased time to collect accounts receivable; significant currency fluctuations, which could cause third-party distributors to reduce the amount of our product they purchase from us because the cost of our product to them could fluctuate relative to the price they can charge their customers; reduced protection of intellectual property rights in some foreign countries; and the possibility that contractual provisions governed by foreign laws would be interpreted differently than intended in the event of a contract dispute. In addition, the significant appreciation of the U.S. dollar during the past year has made our product much more expensive in overseas markets. Any future foreign sales of our product could also be adversely affected by export license requirements, the imposition of governmental controls, political and economic instability, trade restrictions, changes in tariffs, and difficulties in staffing and managing foreign operations. Many of these factors may also affect our ability to import Cesium-131 from Russia under our contract with JSC INM. Sanctions placed on financial transactions with Russian banking institutions may interfere with the Company’s ability to transact business in Russia on a temporary or other basis resulting in an interruption of the Cesium-131 supply which could have a temporary material adverse effect on the Company’s business, operating results and financial condition.

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

We Have Incurred Significant Losses To Date, And There Is No Guarantee That We Will Ever Become Profitable. We incurred net losses of $6,658,821 and $6,161,798 in the fiscal years ended 2018 and 2017, respectively. In addition, we have accumulated deficit from the inception of business through June 30, 2018 of $79,262,913. The costs for research and product development of our product formats along with marketing and selling expenses and general and administrative expenses have been the principal causes of our losses. We may not ever become profitable.

Risks Related to Our Stock and Reporting Requirements

Our Reporting Obligations As A Public Company Are Costly. Reporting requirements of a public company change depending on the reporting classification in which the Company falls as of the end of its second quarter of each fiscal year. The Company is currently a “smaller reporting company” which falls in the non-accelerated filer category of filer with a public float less than $250 million. We will remain a smaller reporting company for so long as the market value of the Company’s common stock held by non-affiliates as of the end of its most recently completed second fiscal quarter is less than $250 million. Even if we remain a smaller reporting company, if our public float exceeds $75 million, we will become subject to the provisions of Section 404(b) of the Sarbanes-Oxley Act, making the public reporting process more costly.

Our Stock Price Is Likely To Be Volatile. The market price of our common stock has experienced fluctuations and is likely to fluctuate significantly in the future. For example, during fiscal 2018 the closing price of one share of our common stock reached a high of $0.62 and a low of $0.39. There is generally significant volatility in the market prices and limited liquidity of securities of early stage companies, and particularly of early stage medical product companies. Contributing to this volatility are various events that can affect our stock price in a positive or negative manner. These events include, but are not limited to: governmental approvals or refusals to approve of regulations or actions; market acceptance and sales growth of our product; litigation involving the Company or our industry; developments or disputes concerning our patents or other proprietary rights; changes in the structure of healthcare payment systems; departure of key personnel; future sales of our securities; fluctuations in our financial results or those of companies that are perceived to be similar to us; swings in seasonal demands of purchasers; investors’ general perception of us; and general economic, industry and market conditions. In addition, the securities of many medical device companies, including us, have historically been subject to extensive price and volume fluctuations that may affect the market price of their common stock. If any of these events occur, it could cause our stock price to fall.

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

We Do Not Expect To Pay Any Dividends For The Foreseeable Future. We do not anticipate paying any dividends to our shareholders for the foreseeable future except for dividends on the Series B Preferred Stock, which we intend to pay on or before December 31, 2018. Shareholders must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Any determination to pay dividends in the future will be made at the discretion of our Board of Directors and will depend on our results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable laws and other factors that our Board deems relevant.

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

ITEM 2 – PROPERTIES

The Company’s executive offices are located at 350 Hills Street, Suite 106, Richland, WA 99354, where it leases approximately 15,300 square feet of office and laboratory space for approximately $23,700 per month plus janitorial expenses of approximately $440 per month from Energy Northwest, the owner of the Applied Process Engineering Laboratory (the APEL facility). The Company is not affiliated with this lessor. The monthly rent is subject to annual increases based on the Consumer Price Index. The current lease was entered into May 2, 2007, and, as extended, expires on April 30, 2021.

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

Nothing to disclose.

ITEM 4 –MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is listed on the NYSE American under the symbol “ISR” and as of September 24, 2018 there were 67,331,147 shares outstanding.

The high and low sale prices as reported on the NYSE American for each quarter during the last two fiscal years are as follows:

Fiscal 2018	Q1	Q2	Q3	Q4
High	$0.62	$0.55	$0.49	$0.55
Low	$0.51	$0.39	$0.40	$0.39

Fiscal 2017	Q1	Q2	Q3	Q4
High	$0.87	$0.72	$0.69	$0.63
Low	$0.70	$0.54	$0.52	$0.51

Holders

As of September 24, 2018, there were approximately 230 common stockholders of record. The number of common stockholders was determined from the records of our stock transfer agent and does not reflect persons or entities that hold their shares in nominee or “street” name through various brokerage firms.

Dividends

The Company has never paid cash dividends on its common stock and does not plan to pay cash dividends on its common stock in the foreseeable future. Our Board of Directors anticipates that any earnings that might be available to pay dividends will be retained to finance operations.

Securities Authorized for Issuance Under Equity Compensation Plans

On June 15, 2017, the Shareholders approved the 2017 Equity Incentive Plan (2017 Incentive Plan). The 2017 Incentive Plan allows the Board of Directors to grant up to 4,000,000 shares of common stock to directors, officers, employees and consultants in a combination of equity incentive forms including incentive stock options (ISO), non-qualified stock options (NQSO), stock appreciation rights (SAR) or restricted shares (RSU) of common stock. Options granted under all of the Plans have a ten year maximum term, an exercise price equal to at least the fair market value of the Company’s common stock (based on the trading price on the NYSE American) on the date of the grant, and varying vesting periods as determined by the Board.

As of June 30, 2018 the following options had been granted under the 2017 Incentive Plan and under prior stock option plans that have now expired, but continue to have certain options outstanding.

Plan Category	Number of securities to be issued on exercise of outstanding options, warrants, and rights (a)	Weighted- average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation Plans (excluding securities in columns (a) and (b)
Equity compensation plans approved by shareholders	2,695,315	$0.55	1,221,875
Equity compensation plans not approved by shareholders	1,064,525	$1.05	-

Total	3,759,840	$0.69	1,221,875

Performance Graph

As a smaller reporting company, the Company is not required to provide a performance graph.

Sales of Unregistered Securities

On October 3, 2017, the Company issued warrants to purchase 250,000 shares of common stock to Al & J Media Inc. (“Al & J”) in accordance with a Media Advertising Agreement entered into by Al & J and the Company, which vested immediately, entitling Al & J to purchase shares of Company common stock, exercisable on or before October 3, 2020, at an exercise price of $0.54 per share. The warrants were issued as partial consideration for Al & J’s services under the Media Advertising Agreement, which was subsequently terminated by the Company. Al & J’s services included introducing the Company to potential sources of media, marketing agreements, and/or strategic alliances. The warrants were issued in reliance on Section 4(a)(2) of the Securities Act. This exemption was available due to Al & J being a sophisticated party and the limited nature of the issuance.

On May 20, 2018, the Company issued warrants to purchase 250,000 shares of common stock to World Wide Holdings, LLC DBA Invictus Resources (“Invictus”) in accordance with a Master Service Agreement entered into by Invictus and the Company, which vested immediately, entitling Invictus to purchase shares of Company common stock, exercisable on or before May 20, 2020, at an exercise price of $0.01 per share.  The warrants were issued as partial consideration for Invictus’ services under the Master Service Agreement.  Invictus’ services included advising and assisting the Company in developing and implementing plans and materials for presenting the Company and its business to the general public.  This contract was terminated on July 9, 2018 but the warrants vested immediately.  The warrants were exercised in June 2018.  The warrants and underlying shares were issued in reliance on Section 4(a)(2) of the Securities Act.  This exemption was available due to Invictus being a sophisticated party and the limited nature of the issuance.

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

Results of Operations

Financial presentation

The following sets forth a discussion and analysis of the Company’s financial condition and results of operations for the fiscal years 2018, 2017 and 2016. This discussion and analysis should be read in conjunction with our consolidated financial statements appearing elsewhere in this Report. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Item 1A — Risk Factors,” beginning on page 24 of this Report. (In thousands)

		% of		% of	% of		% of	% of
	2018	Rev	2017	Rev	Change	2016	Rev	Change

Product sales, net	$5,923	100%	$4,761	100%	24%	$4,769	100%	0%
Cost of Product sales	4,081	69%	3,923	82%	4%	4,640	97%	-15%
Gross profit (loss)	1,842	31%	838	18%	120%	129	3%	550%

Operating expenses:
Research and development	1,351	23%	771	16%	75%	528	11%	46%
Collaboration arrangement, net of reimbursement	395	7%	194	4%	104%	-
Sales and marketing	2,660	45%	2,310	49%	15%	1,353	23%	71%
General and administrative	4,165	70%	3,918	82%	6%	3,786	79%	4%
Change in estimate of asset retirement obligation (Note 9)	-	-%	(48)	-1%		(456)	-10%
Total operating expenses	8,571	145%	7,145	150%	20%	5,211	109%	37%
Operating loss	(6,729)	-114%	(6,307)	-132%	6%	(5,082)	-107%	24%

Product sales

Fiscal 2018 product sales, net increased 24% compared to fiscal 2017. Changes in sales personnel and implementation of a revitalized sales and marketing strategy has resulted in positive sales growth in fiscal 2018 when compared to the prior fiscal year. Ongoing training and support of new sales personnel has led to not only new accounts but also reconnecting with and receiving orders from prior accounts.

Fiscal 2017 product sales, net remained flat compared to fiscal 2016. Flat sales in fiscal 2017 are attributed to the transition in our sales and marketing team during the second half of fiscal 2016 and continuing into early fiscal 2017 as well as revamping our entire marketing strategy with a renewed focus on marketing.

		% of		% of	% of		% of	% of
Treatment	2018	Rev	2017	Rev	Change	2016	Rev	Change

Prostate Brachytherapy	$5,097	86%	$4,173	88%	22%	$4,094	86%	2%
Other Brachytherapy	826	14%	588	12%	41%	658	14%	-11%
GliaSite® RTS	-	0%	-	0%	0%	17	0%	-100%
	$5,923		$4,761		24%	$4,769		0%

Prostate Brachytherapy.

Prostate sales growth of approximately 22% in fiscal 2018 was achieved due to ongoing training and support of new sales personnel. Also, website improvements and significant investments in product support literature, social media and public relations are increasing the awareness of the Company in the prostate brachytherapy treatment markets providing the Company opportunities to develop new customers and reconnect with past customers.

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

Management believes increased pressure to deliver effective healthcare in both terms of outcome and cost drove treatment options in fiscal 2018 with prostate brachytherapy receiving more consideration than in previous years.

Other Brachytherapy.

Other brachytherapy includes but is not limited to brain, lung, head/neck, gynecological, and pelvic treatments. Other brachytherapy treatments experienced sales increase of 41% in fiscal 2018 primarily related to an increase in revenue from brain and pelvic cancers due to increased interest from clinicians. Initial applications for these other brachytherapy treatments are primarily used in recurrent cancer treatments or salvage cases that are generally difficult to treat aggressive cancers where other treatment options are either ineffective or unavailable.

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

GammaTile™

For several years the Company has focused on many different applications of its Cesium-131 brachytherapy seeds in the cranial cavity to target many forms of brain cancer. In 2011, the Company purchased certain intellectual property rights to the GliaSite™ RTS, a proprietary brain delivery system for brachytherapy seeds. In March 2016 it discontinued sale and distribution of the GliaSite™ RTS system. With this discontinuation, the Company then focused on using braided strand configurations and on a potential collaboration with GammaTile, LLC, now known as “GT Medical Technologies, Inc”, which has a technology which use biodegradable “tiles” to deliver the Cesium-131 brachytherapy seeds into contact with cancerous tumors in the brain. The Company has a manufacture and supply agreement to exclusively manufacture and supply the GammaTile™ product for end users designated by GT Med Tech. Additionally, Medical will supply loose or braided Cesium-131 seeds for brachytherapy brain cancer treatment to GT Med Tech on a non-exclusive basis.

On July 6, 2018, the Company received clearance for its 510(k) application required to commercialize the GammaTile™ system. The Company continues to work with GT Med Tech in preparation of a commercial launch of GammaTile™ by GT Med Tech, who is the sole commercial agent of the GammaTile™ Therapy.

Cost of product sales

Cost of product sales consisted primarily of the costs of manufacturing and distributing the Company’s products. The fiscal 2018 increase over fiscal 2017 is primarily the result of increased isotope orders to meet production demand due to improved sales. These cost increases were partially offset by decreases to payroll, benefits, and share-based compensation resulting from a reduction in the number of full time employees as well as a re-allocation of resources to assist in research and development activities.

The fiscal 2017 decrease from fiscal 2016 is primarily the result of reduction in the number of full time employees as well as a re-allocation of resources to assist in research and development activities.

During both fiscal 2017 and 2018, the Company purchased isotope in excess of known customer orders to provide enough isotope to fill anticipated orders which may or may not materialize. The excess isotope is utilized in the production of upcoming orders where possible considering the decay rates of Cesuim-131. Any loss of isotope to decay is also included as a cost of production during the current period.

Research and development expenses

Research and development consisted primarily of the costs related to employee and third-party research and development activities. Contributing to the fiscal 2018 increase were re-allocating resources from cost of product sales to assist with research and development projects, payroll, benefits, and share-based compensation expense, costs associated with the development of Blu-Build™ delivery system for real-time prostate brachytherapy, protocol expense, as well as an increase related to the collaborative agreement with GT Med Tech. The fiscal 2017 increase was caused by re-allocating resources from cost of product sales to assist with research and development projects, an increase in share-based compensation expense, as well as an increase related to the collaborative agreement with GT Med Tech.

Sales and marketing expenses

Sales and marketing expenses consist primarily of the costs related to the internal and external activities of the Company’s sales, marketing and customer service division. The fiscal 2018 increase is primarily due to increased payroll, benefits, and share-based compensation and travel for sales activities. The fiscal 2017 increase relates to management’s focus on expanding the marketing message, and changes to the branding message coupled with hiring to fill key positions.

General and administrative expenses

General and administrative expenses consist primarily of the costs related to the executive, quality assurance and regulatory affairs (QA/RA), finance, human resources and information technology functions of the Company. The fiscal 2018 increase is due primarily to investor relations expenses, severance, and payroll, benefits, and share-based compensation partially offset by decreased legal fees. Fiscal 2017 increased primarily due to a full year of expense for filling positions in QA/RA and HR and were offset by non-recurring legal fees related to securities litigation and discontinuation of the GliaSite® RTS product in fiscal 2016.

Gross Profit and Net Loss

Revenue for the full year ended June 30, 2018 increased 24% to $5.92 million compared to $4.76 million for the prior year. Gross profit as a percentage of revenues was 31.1% for the fiscal year ended June 30, 2018 compared to 17.6% during the same period last year. The improvement was driven by leveraging the manufacturing facility, personnel, and better utilization of the isotope. The Company had a net loss of $6.70 million for the fiscal year ended June 30, 2018. This compares to a net loss of $6.16 million in fiscal year 2017.

Liquidity and capital resources

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company has historically financed its operations through selling equity to investors. During fiscal 2018, 2017, and 2016 the Company used existing cash reserves from prior capital raises to fund its operations and capital expenditures.

Our cash flows for fiscal 2018, 2017, and 2016 respectively, are summarized as follows (in thousands):

	For the years ended June 30,
	2018	2017	2016

Net cash used by operating activities	$(5,712)	$(5,712)	$(3,884)
Net cash provided by investing activities	1,859	1,514	8,757
Net cash provided by financing activities	521	(9)	39
Net increase (decreases) in cash and cash equivalents	$(3,332)	$(4,207)	$4,912

	As of June 30,
	2018	2017	2016

Working Capital	$3,611	$9,185	$12,536
Current Ratio	2.97	9.30	12.47

Cash flows from operating activities

Net cash used by operating activities in fiscal 2018 was primarily due to a net loss of $6.70 million net of approximately $767,000 in adjustments for non-cash activity such as depreciation and amortization expense, the accretion of asset retirement obligation, and share-based compensation. Changes in operating assets and liabilities contributed approximately $221,000 in the cash used by operating activities.

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

Also included in operating activities in fiscal 2017 is the one-time payment of $195,000 for settlement of litigation that was not covered by insurance.

Net cash used by operating activities in fiscal 2016 was primarily due to a net loss of $4.71 million net of approximately $426,000 in adjustments for non-cash activity such as depreciation and amortization expense, the change in estimate of asset retirement obligation, the change in fair value of the warrant derivative liability, share-based compensation and a write-off of inventory associated with GliaSite® RTS. Changes in operating assets and liabilities contributed approximately $401,000 to the cash provided by operating activities.

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

Included in investing activities in fiscal 2017 is a payment of $197,900 for the default of the development plan for the land purchased from the Port of Benton. See Property Transaction between Medical and The Port of Benton of Note 15 to the consolidated financial statements contained in this Form 10-K.

Cash flows from financing activities

Financing activities for all years are presented by primary transaction category. Financing activities in fiscal 2018, 2017 and 2016 were primarily due to sales of common stock through an at the market offering, net, and warrant and option exercises net of preferred dividends paid. Financing activities were significantly increased in fiscal 2018 compared to 2017 and 2016 due to the at the market offering, net.

Projected 2019 Liquidity and Capital Resources

Operating activities

Management forecasts that fiscal 2019 cash requirements will be similar to previous years and that current cash and cash equivalents along with certificates of deposit (current and non-current) will be sufficient to meet projected operating cash needs for several years. While monthly operating expenses are budgeted to increase for sales and marketing and decrease for general and administrative expenses, management believes the total monthly expense amount will not substantially change. Assuming no extraordinary expenses occur (whether operating or capital), if management is successful at implementing its strategy to focus on renewed emphasis to drive the consumer to the prostate market and meets or exceeds its growth targets of twenty percent increase in revenue in fiscal 2019 and this annual growth continues, the Company anticipates reaching cashflow break-even in three to five years. These assumptions do not incorporate any significant growth in the non-prostate application as they generate nominal revenues today but if they show significant improvement, cashflow break-even could occur sooner. There is no assurance that the targeted sales growth will materialize but management is encouraged by the depth and experience of its restructured sales team.

Capital expenditures

Management has completed the design of a future production and administration facility. If the facility is constructed, it is believed that the new facility will have non-cash depreciation cost equal to or greater than the monthly rental cost of the current facility.

Management is reviewing all aspects of production operations (including process automation), research and development, sales and marketing, and general and administrative functions to evaluate the most efficient deployment of capital to ensure that the appropriate materials, systems, and personnel are available to support and drive product sales.

During fiscal 2018, the Company invested approximately $248,000 in the automation of production processes, resulting in the completion of four pieces of equipment. Each have been received, tested and evaluated, and were placed in service in fiscal 2018. Beginning in fiscal 2017 and continuing through fiscal 2018, the Company has invested approximately $549,000 in these automation projects and management is expecting to invest approximately $310,000 more over the next 12 months on the remaining projects. This investment is designed to allow the Company to significantly increase the output of Cesium-131 brachytherapy seeds, while allowing the Company to decrease the labor costs related to seed production and also improving the overall safety of our operations.

Financing activities

There was no material change in the use of proceeds from our public offering as described in our final prospectus supplement filed with the SEC pursuant to Rule 424(b) on March 24, 2014. Through June 30, 2018, the Company had used the net proceeds raised through the March 2014 offering as described in the public offering. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

On August 25, 2015, the Company filed a registration statement on Form S-3 to register securities up to $20 million in value for future issuance in our capital raising activities. The registration statement became effective on November 23, 2015, and the SEC file number assigned to the registration statement is 333-206559.

On May 8, 2018, the Company entered into a Sales Agreement with H.C. Wainwright & Co., LLC (“Wainwright”). The common stock sold in the Sales Agreement was distributed at the market prices prevailing at the time of sale.  As of June 30, 2018, the Company sold an aggregate of 980,918 shares under the Sales Agreement at an average price of approximately $0.515 per common share for gross proceeds of approximately $505,000, pursuant to the registration statement on Form S-3 that became effective on November 23, 2015. Net proceeds from this raise totaled approximately $478,000.  This offering was suspended on July 9, 2018.

On July 11, 2018, the Company sold 11,000,000 shares of its common stock at a price of $0.75 per share, for aggregate gross proceeds of $8.25 million, pursuant to the registration statement on Form S-3 that became effective on November 23, 2015. The Company intends to use the net proceeds from this offering, estimated at approximately $7,600,000, for working capital and general corporate purposes, with particular focus on marketing the brain applications and Blu Build delivery system. Additionally, the Company issued to the purchasers unregistered warrants to purchase up to 5,500,000 shares of common stock. The warrants have an exercise price of $0.75 per share common stock, are exercisable commencing six months following the issuance date, and expire five and one-half years from the issuance date. Future exercises of these warrants will provide additional capital to the Company. As a result of this recent capital raise, the Company does not anticipate the need to finance its operations for the next fiscal year from additional capital raises.

When it does require capital in the future, the Company expects to finance its cash needs through sales of equity, possible strategic collaborations, debt financing or through other sources that may be dilutive to existing shareholders, Management anticipates that if it raises additional financing that it will be at a discount to the market price and it will be dilutive to shareholders.

Other Commitments and Contingencies

The Company’s purchase commitments and obligations include all open purchase orders and contractual obligations entered into in the ordinary course of business, including commitments with contract manufacturers and suppliers, for which we have not received the goods or services and acquisition and licensing of intellectual property. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and/or adjust our requirements based on our business needs prior to the delivery of goods or performance of services. Non-cancellable purchase commitments and obligations that will exist beyond fiscal 2018 and that are not separately presented as a liability on the balance sheet are listed below (in thousands):

		Less than	1 – 3	3 – 5	More than 5
Contractual obligations	Total	1 year	years	years	years
Operating lease obligations	$821	$290	$531	$-	$-
Seed core purchase obligation	319	155	164	-	-
Asset retirement obligation	682	-	682	-	-
Total	$1,822	$445	$1,377	$-	$-

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Impact of Inflation

Inflation had no impact on our net sales and revenues or on income from continuing operations.

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

In February 2016, the FASB issued ASU 2016-02 Leases (Subtopic 842), which will require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by most leases. The update is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. The ASU will be effective for the Company on July 1, 2019. We are currently evaluating the impact of the guidance on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting. ASU 2016-09 simplifies how several aspects of share-based payments are accounted for and presented in the financial statements. ASU 2016-09 is effective for public companies for annual reporting periods beginning after December 15, 2016. The Company adopted this ASU in the first quarter of fiscal 2018. Upon adoption, the Company no longer uses an estimated forfeiture rate in the calculation of stock based compensation expense. Forfeitures are now accounted for as they occur.  Upon adoption, effective July 1, 2017, the company applied the modified retrospective transition method resulting in a cumulative effect reclassification of $44,000 to Additional paid-in capital and Accumulated deficit. There was no impact on total equity. During the year ended June 30, 2018, the Company recognized an additional $16,000 in stock based compensation as a result of this new accounting principle.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. ASU 2016-18 is intended to clarify how entities present restricted cash in the statement of cash flows. The guidance requires entities to show the changes in the total of cash and cash equivalents and restricted cash in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. When cash and cash equivalents and restricted cash are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and is to be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Company will adopt ASU 2016-18 in the first quarter of fiscal 2019. This update is not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

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

We have evaluated the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). This evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our principal financial and accounting officer, both of whom concluded that our internal control over financial reporting was effective as of June 30, 2018. Our evaluation of the effectiveness of our internal control over financial reporting in future periods may differ due to changing conditions or non-compliance with the policies and procedures we have established.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the most recent fiscal quarter that have materially effected, or are reasonably likely to materially effect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

Not applicable

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board Membership and Board Committees

The directors serving the Company as of June 30, 2018 were as follows:

			Audit	Compensation	Nominations	Litigation
Name	Type	Age	Committee	Committee	Committee	Committee
Lori Woods, Interim Chief Executive Officer	Employee	55	N/A	N/A	N/A	N/A

Philip Vitale, MD	Independent	72	Member	Chairman	Member	N/A

Alan Hoffmann	Independent	57	Chairman	Member	Member	Chairman

Michael McCormick, Chairman	Independent	55	Member	Member	Chairman	Member

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

Lori Woods – Ms. Woods brings more than 30 years of experience in the healthcare industry and is particularly well-known and respected in the brachytherapy community.  Ms. Woods returns to IsoRay after previously serving as Vice President from 2006 to February 2008 at which time she was appointed Acting Chief Operating Officer before her appointment to Chief Operating Officer in February 2009, a position she held until January 2010.   Beginning in February 2016, and continuing until her appointment as Interim CEO, Ms. Woods served as a senior consultant to IsoRay. From February 16, 2016 to June 3, 2018, Ms. Woods was a founder and owner of Medvio, LLC, a medical device consulting company focused on the urology and oncology space.  During her time at Medvio she worked with large public and international medical device companies, supporting the approval process and distribution of products in diverse international markets.  Further, she worked with various partners to develop proprietary technologies for the colo-rectal and liver treatment markets. Previously from January 2002 to July 2006, Ms. Woods served as Chief Executive Officer of Pro-Qura, Inc., a privately-owned cancer treatment management company focused on the quality delivery of brachytherapy treatments for prostate cancer.  She has also served as the Director of Business Development for the Tumor Institute Radiation Oncology Group and the Seattle Prostate Institute (SPI) in Seattle, WA. SPI was an early innovator in prostate brachytherapy treatments and assisted in the training of more than 2,000 physicians in the use of prostate brachytherapy.   Ms. Woods served as a board member of the Northwest division of the Juvenile Diabetes Research Foundation, focusing on their digital awareness programs, including their website and SEO strategy, and their public relations efforts.  Ms. Woods earned a Bachelor of Science degree in Business Administration – Marketing and Communications from Loma Linda University, CA. Ms. Woods brings to the Board extensive experience and credibility in the brachytherapy industry and strong relationships with suppliers and distributors of brachytherapy products.

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

Alan Hoffmann – Mr. Hoffmann has been a Director of the Company since January 2016. He is the owner of Alan Hoffmann, CPA, PC, a certified public accounting firm he founded in 1996. The firm performs audits and reviews of private companies. In addition, Mr. Hoffmann currently serves as CFO for Cognitive Research Corporation, a privately-held, full-service contract research organization that specializes in central nervous system product development for pharmaceutical, nutraceutical, biotechnology and medical device companies. In 2011, he served as CFO for an international manufacturing company, Kinematics Manufacturing, Inc. His prior employment included Price Waterhouse from 1985-1989, where he held multiple positions including Senior Tax Analyst, and Tax Manager from 1989-1996 in public accounting. After receiving his undergraduate accounting degree with honors from the University of Wisconsin-Milwaukee in 1985, he became a Certified Public Accountant in 1989. He also served in the United States Marine Corps and was honorably discharged in 1985. He brings over 30 years of public accounting experience to the Company and the Board. Mr. Hoffmann brings to the Board his experience as a public accountant and understanding of oversight and review of financial statements prepared by the Controller.

Michael McCormick – Mr. McCormick has been a Director of the Company since June 2015 and brings over 25 years of senior executive positions in global management, sales, and marketing to the Company. He was appointed chairman of the board effective as of June 4, 2018. He serves as a founder and partner of GO Intellectual Capital, which offers marketing services with a focus on the medical and aviation industries, as well as financial services. Previous to his service with GO, Mr. McCormick served as Executive Vice President of Global Sales and Marketing for Columbia Sportswear from 2006-2012, where his team successfully launched several new patented technologies, including Omni-Heat® Reflective and Omni-Freeze® Zero. During Mr. McCormick’s tenure, Columbia built an intellectual property portfolio with over 200 patents. Mr. McCormick started his career with Nike, working in several senior management roles and ultimately becoming the Director of National Sales, U.S., prior to his departure in 1999. He also served as Chief Marketing Officer of Golf Galaxy from 2003-2006 and Executive Vice President of Global Sales and Marketing of Callaway Golf from 2000-2003. Mr. McCormick brings over 26 years of marketing experience in a diverse group of industries to his service on the Company’s Board.

Executive Officers

The executive officers serving the Company as of June 30, 2018 were as follows:

Name	Age	Position Held
Lori Woods[1]	55	Interim Chief Executive Officer, Director
Mark Austin	31	Controller, Principal Financial and Accounting Officer
William Cavanagh III	51	Chief Operating Officer, Chief Scientific Officer
Michael Krachon	46	Vice President, Sales and Marketing
Jennifer Streeter	47	Vice President, Human Resources

1.

Former CEO Thomas LaVoy resigned from the Company on June 4, 2018. Following Mr. LaVoy’s departure, the Board of Directors appointed Lori Woods as Interim Chief Executive Officer and Director on June 4, 2018. Ms. Woods’ biographical information is incorporated by reference in the board membership section of Part III, Item 10.

Mark Austin – Mr. Austin has served as Controller, Principal Financial and Accounting Officer, since July 2017. Prior to joining the Company, Mr. Austin practiced as a Certified Public Accountant with the accounting firm KPMG where he worked from October 2009 to July 2017. At KPMG, Mr. Austin served as a Senior Manager and before that, as a Manager and Senior Associate in Portland, Oregon, where he served as lead for financial statement and internal control audits within the technology industry, including for software and manufacturing companies. While at KPMG, Mr. Austin served as lead manager for a global public company; supervised, coached, and lead teams and team members; and researched technical accounting issues relevant to the technology industry. Mr. Austin holds a Bachelor of Science in Commerce degree in Accounting, from Santa Clara University, in Santa Clara, California.

William Cavanagh III – Mr. Cavanagh joined IsoRay Medical, Inc. in January 2010 and served as Vice President, Research and Development until March 3, 2016, other than serving as interim Chief Executive Officer for IsoRay from January 7, 2016 to February 14, 2016. He was appointed Chief Operating Officer of IsoRay effective March 3, 2016 and Chief Scientific Officer effective August 15, 2016. Immediately prior to joining IsoRay Medical, Mr. Cavanagh was engaged in the research and development of dendritic cell therapies for cancer and infectious diseases. He served as Chief Scientific Officer for Sangretech Biomedical, LLC for the six years prior to joining IsoRay Medical. At Sangretech, he oversaw the design and implementation of a novel cancer therapy. Mr. Cavanagh began his extensive career in cancer treatment technologies in the early 1990s, when he helped lead research and development of a therapy involving the insertion of radioactive sources directly into the prostate for the treatment of prostate cancer (prostate brachytherapy). He has designed several cancer treatment-related studies, is listed as an author on 34 peer-reviewed publications and is the listed inventor on a U.S. patent application detailing a novel treatment for cancer. Mr. Cavanagh has also served as Director of the Haakon Ragde Foundation for Advanced Cancer Studies in Seattle, Washington, where he led the research foundation in the selection of viable research projects directed at treating advanced cancers. Mr. Cavanagh holds a B.S. in Biology from the University of Portland (Oregon) and attended two years of medical school before beginning his career in research management.

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

We believe that IsoRay’s executive officers, directors and 10% shareholders timely complied with their filing requirements during the year ended June 30, 2018, except as follows – Michael Krachon (one Form 4 with one transaction). This Form 4 was filed late.

Code of Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our officers, directors and employees and a separate Code of Ethics for Chief Executive Officer and Senior Financial Officers that supplements our Code of Conduct and Ethics.

The Code of Conduct and Ethics was previously filed as Exhibit 14.1 to our Form 10-KSB for the period ended June 30, 2005, and the Code of Ethics for Chief Executive Officer and Senior Financial Officers was previously filed as Exhibit 14.2 to that same report. The Code of Ethics for Chief Executive Officer and Senior Financial Officers is also available to the public on our website at http://www.isoray.com/about/investors/. Each of these policies comprises written standards that are reasonably designed to deter wrongdoing and to promote the behavior described in Item 406 of Regulation S-K promulgated by the Securities and Exchange Commission. Any amendments to or waivers of the Codes will be promptly posted on our website at www.isoray.com or in a Report on Form 8-K, as required by applicable laws.

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

The Board of Directors has determined that Mr. Hoffmann is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC, and each Audit Committee member is independent under applicable NYSE American standards. The Board’s conclusions regarding the qualifications of Mr. Hoffmann as an audit committee financial expert were based on his service as a chief financial officer, his experience as a certified public accountant and his degree in accounting.

ITEM 11 – EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during our past two fiscal years awarded to, earned by or paid to each of the following individuals. Salary and other compensation for these officers are set or recommended to the Board by the Compensation Committee.

Summary Compensation Table

							Nonqualified
						Non-equity	deferred
Name and				Stock	Option	incentive plan	compensation	All other
principal		Salary	Bonus	awards	awards	compensation	earnings	compensation	Total
position	Year	($)	($)	($)	($)[1]	($)	($)	($)	($)
Lori Woods, Interim CEO and Director[2]	2018	23,064	-	-	83,875	971	-	-	107,911
Thomas LaVoy	2018	291,739	-	-	-	25,250	-	360,745	677,733
Former Chairman and CEO[2]	2017	300,583	-	-	329,901	12,023	-	-	642,507
William Cavanagh	2018	211,785	-	-	50,325	25,414	-	-	287,524
COO/CSO	2017	201,700	-	-	103,815	8,068	-	-	313,583
Michael Krachon	2018	236,250	-	-	50,325	28,350	-	-	314,925
VP – S&M	2017	225,000	-	-	103,815	9,000	-	-	337,815

1.

Amounts represent the ASC 718, Compensation – Stock Compensation valuation for the fiscal years 2018, 2017, respectively. All options were granted at the fair market value of the Company’s stock on the date of grant and the Company used a Black-Scholes methodology as discussed in the footnotes to the financial statements to value the options.

2.	Following Mr. LaVoy’s departure on June 4, 2018, the Board of Directors appointed Lori Woods as Interim Chief Executive Officer and a Director. Ms. Woods took office on June 4, 2018.

Outstanding Equity Awards at Fiscal Year-End

Option awards

Equity Incentive Plan awards:

	Number of		Number of		Number of
	securities		securities		securities
	underlying		underlying		underlying
	unexercised		unexercised		unexercised	Option
	options		options		unearned	exercise	Option
	(#)		(#)		options	price	expiration
Name	exercisable		unexercisable		(#)	($)	date
Lori Woods	-		250,000	[4]	-	0.46	06/13/2028
Interim CEO and Director	50,000	[1]	50,000	[1]	-	0.605	06/27/2027
Thomas Lavoy	274,690	[1]	-		-	0.605	06/27/2027
Former CEO and Chairman
William Cavanagh	37,500	[5]	112,500	[5]	-	0.46	06/13/2028
COO/CSO	112,500	[1]	112,500	[1]	-	0.605	06/27/2027
	6,660	[2]	-		-	0.98	06/27/2022
	20,000	[3]	-		-	2.46	06/17/2024
Michael Krachon	37,500	[5]	112,500	[5]	-	0.46	06/13/2028
VP – S&M	112,500	[1]	112,500	[1]	-	0.605	06/27/2027

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
4.

Represents a June 13, 2018, grant, one-fourth of which will become exercisable on December 13, 2018, one-fourth of which will become exercisable on June 13, 2019, one-fourth of which will become exercisable on June 13, 2020, and the final fourth will become exercisable on June 13, 2021.

5.

Represents a June 13, 2018, grant, one-fourth of which became exercisable on June 13, 2018, one-fourth of which will become exercisable on June 13, 2019, one-fourth of which will become exercisable on June 13, 2020, and the final fourth will become exercisable on June 13, 2021.

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

Fiscal Year 2018 Director Compensation

	Fees earned			Non-equity	Non-qualified
	or paid in	Stock	Option	incentive plan	deferred	All other
	cash	awards	awards	compensation	compensation	compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Alan Hoffmann	56,000	-	1,645	-	-	-	57,645
Michael McCormick	54,000	-	1,645	-	-	-	55,645
Philip Vitale MD	44,000	-	1,645	-	-	-	45,645

Each non-employee director had stock options to purchase shares of the Company’s common stock outstanding as of June 30, 2018 as follows – Mr. Hoffmann had stock options to purchase 60,000 shares of common stock, Mr. McCormick had stock options to purchase 60,000 shares of common stock, and Dr. Vitale had stock options to purchase 60,000 shares of common stock.

During the fiscal year 2018, the independent directors received $3,000 per month for their service. In addition, each non-employee director received $1,000 per Board meeting attended in person or $500 per Board meeting attended via telephone and $500 per committee meeting attended. Mr. Hoffman and Mr. McCormick also participated in the Company’s Special Litigation Committee and were compensated $12,500 and $10,000, respectively, for their services. Employee directors do not receive any compensation for their service on the Board. On July 18, 2018, Mr. McCormick, Dr. Vitale, and Mr. Hoffmann were each granted options to purchase 25,000 shares of the Company’s common stock pursuant to the Company’s 2017 Equity Incentive Plan. Each grant has an exercise price equal to the fair market value of the stock on the date of the grant. 25% of each grant vested and became exercisable immediately and the remaining 75% vests over the next three years, commencing on the one-year anniversary of the date of the grant.

Role of the Compensation Consultant

Pursuant to its Charter, the Compensation Committee has the authority to engage independent compensation consultants and other professionals to assist in the design, formulation, analysis, and implementation of compensation programs for our executive officers. During fiscal 2018 the Committee engaged Pearl Meyer to review various elements of the Company’s overall compensation program, including performing reviews of the Company’s 2018 executive compensation plans.

Role of Benchmarking and Peer Groups

As part of our pay philosophy, our executive compensation program is designed to attract, motivate and retain our executives in an increasingly competitive market. To this end, during fiscal 2018 we evaluated industry-specific and general market compensation practices and trends to ensure that our program features and NEO pay opportunities remain appropriately competitive. When determining salaries, target bonus opportunities and long-term incentive grants for NEOs, the Committee considers the performance of the Company and the individual, the nature of an individual’s role within the Company, experience in the officer’s current role, as well as input from its independent compensation consultant, among other variables.

In fiscal 2018, to facilitate its review and determination of executive compensation, the Committee engaged Pearl Meyer to conduct a comprehensive competitive review of our executive compensation program. In connection with this review and in consultation with Pearl Meyer and senior management of the Company, the Committee identified a peer group comprised of healthcare equipment, pharmaceutical and biotechnology companies roughly similar to the Company in revenue size or market capitalization, and focused on cancer treatments to the extent possible; the peer group consists of the 16 companies listed below:

Achieve Life Sciences, Inc.	Cyclacel Pharmaceuticals, Inc.	Pieris Pharmaceuticals, Inc.
Apricus Biosciences, Inc.	Cytori Therapeutics, Inc.	Sunesis Pharmaceuticals, Inc.
ArQule Inc.	Fate Therapeutics, Inc.	TRACON Pharmaceuticals, Inc.
Cancer Genetics, Inc.	Fortress Biotech, Inc.	ViewRay, Inc.
Capricor Therapeutics, Inc.	Northwest Biotherapeutics, Inc.
Cleveland BioLabs, Inc.	Onconova Therapeutics, Inc.

The median (50th percentile) revenue size of the peer group was approximately $2 million, while the median market capitalization was $55 million; IsoRay’s revenue of $5 million and market capitalization of $22 million were roughly at the 64th and 21st percentiles of the peer group, respectively.

In addition to peer group data, four published or private compensation surveys were also utilized in Pearl Meyer’s 2018 report and comparisons to survey benchmark positions were made based on the Company’s size. Pearl Meyer completed its review in May 2018 and presented its analysis of the Company’s executive compensation program relative to peer and survey 25th, 50th and 75th percentile levels. Overall, the study suggested that total direct compensation was below the 25th percentile market levels.

In June 2018, we set the annual base salary for fiscal 2019 for Lori Woods, our Interim Chief Executive Officer and Director, at $315,612, for William Cavanagh, Chief Operating Officer and Chief Scientific Officer, at $220,256 (4% increase) and for Michael Krachon, our Vice President Sales and Marketing, at $243,337 (3% increase).

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

For fiscal year 2017, the bonus plan was such that each named officer has an opportunity to earn a bonus of four percent (4%) of his annual base salary for a twenty percent (20%) or greater increase in revenue from the prior fiscal year’s comparable quarter. Also, effective for the year ending June 30, 2017, each named officer has an opportunity to earn a bonus of four percent (4%) of his annual base salary for a twenty percent (20%) or greater increase in revenue over the prior fiscal year. For fiscal 2017, the Company achieved 20% revenue growth in one of four fiscal quarters. As a result, the following bonuses were paid to our NEOs who were serving as officers during that quarter and are reported in the non-equity incentive compensation column of the Summary Compensation Table of this Form 10-K.

For fiscal 2018, the Company achieved 20% revenue growth in two of four fiscal quarters, as well as for the fiscal year. As a result, the following bonuses were paid to our NEOs who were serving as officers during that quarter and are reported in the non-equity incentive compensation column of the Summary Compensation Table of this Form 10-K.

NEO	2018 Bonus ($)
Thomas LaVoy – Former Chairman and CEO	25,250
Lori Woods – Interim CEO and Director	971
William Cavanagh – COO, CSO	25,414
Michael Krachon – Vice President Sales and Marketing	28,350

For fiscal year 2019, the bonus plan was revised such that each named officer has an opportunity to earn a bonus of five percent (5%) of his or her annual base salary for a twenty-five percent (25%) or greater increase in revenue from the prior fiscal year’s comparable quarter. Also, effective for the year ending June 30, 2019, each named officer has an opportunity to earn a bonus of five percent (5%) of his or her annual base salary for a twenty-five percent (25%) or greater increase in revenue over the prior fiscal year.

On June 13, 2018, the Committee approved stock option grants to our named executive officers outlined in the table below, at an exercise price of $0.46, our closing stock price on June 13, 2018.

NEO	Option grant (# of shares)
Lori Woods – Interim CEO and Director	250,000
William Cavanagh – COO, CSO	150,000
Michael Krachon – Vice President Sales and Marketing	150,000

Risks Related to Compensation Policies and Practices

The Compensation Committee has considered whether our overall compensation program for employees in 2018 creates incentives for employees to take excessive or unreasonable risks that could materially harm our Company. We believe that several features of our compensation policies for management employees appropriately mitigate such risks, including a mix of long- and short-term compensation incentives that we believe is properly weighted, our Executive Compensation Clawback Policy and the uniformity of compensation practices across our Company, which the Compensation Committee regards as setting an appropriate level of risk taking for us. We also believe our internal legal and financial controls appropriately mitigate the probability and potential impact of an individual employee committing us to a harmful long-term business transaction in exchange for short-term compensation benefits.

Recoupment Policy

In order to align further management’s interests with the interests of our shareholders and to support good corporate governance practices, the Board has adopted a recoupment policy. Subject to rules of the SEC and NYSE American, in the event that we are required to prepare an accounting restatement due to the material noncompliance with any financial reporting requirement under the federal securities laws, we will form a committee of the independent directors to determine whether we will recover from any of our current or former executive officers, as determined in accordance with such rules, who received performance-based compensation (including stock options awarded as compensation) during the period for which we are required to prepare an accounting restatement, based on the erroneous data, in excess of what would have been paid to the executive officer under the accounting restatement. The committee may also take any other actions authorized by our Executive Compensation Clawback Policy.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding the beneficial ownership of the Company’s common stock and preferred stock as of September 21, 2018 for (a) each person known by the Company to be a beneficial owner of five percent or more of the outstanding common or preferred stock of the Company, (b) each executive officer, director and nominee for director of the Company, and (c) directors and executive officers of the Company as a group. As of September 21, 2018, the Company had 67,331,147 shares of common stock and 59,065 shares of Series B preferred stock outstanding. Except as otherwise indicated below, the address for each listed beneficial owner is c/o IsoRay, Inc., 350 Hills Street, Suite 106, Richland, Washington 99354.

Common Stock Share Ownership

Name of Beneficial Owner	Common Shares Owned	Common Stock Options [1]	Percent of Class[2]
Lori Woods	-	50,000	0.07%
Alan Hoffmann	20,000	53,750	0.11%
Michael McCormick	22,000	53,750	0.11%
Philip Vitale M.D.	80,000	53,750	0.20%
William Cavanagh III	-	176,660	0.26%
Michael Krachon	55,000	150,000	0.30%
Directors and Executive Officers as a group	177,000	537850	1.06%

1.	Only includes those common stock options that could be exercised for common stock within 60 days after September 26, 2018.
2.

Percentage ownership is based on 67,331,147 shares of Common Stock outstanding on September 21, 2018. Shares of Common Stock subject to stock options which are currently exercisable or will become exercisable within 60 days after September 26, 2018 are deemed outstanding for computing the percentage ownership of the person or group holding such options but are not deemed outstanding for computing the percentage ownership of any other person or group.

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

As required under SEC rules, transactions that are determined to be directly or indirectly material to the Company or a related party would be disclosed in our Annual Report; however, during our fiscal year ended June 30, 2018, we did not have any related party transactions requiring disclosure under Reg. S-K Item 404.

Director Independence

Using the standards of the NYSE American, the Company’s Board has determined that Mr. Hoffmann, Mr. McCormick and Dr. Vitale each qualify under such standards as an independent director. Mr. Hoffmann, Mr. McCormick and Dr. Vitale each meet the NYSE American listing standards for independence both as a director and as a member of both the Audit Committee and the Compensation Committee. No other directors are independent under these standards.

None of our existing directors were disqualified from independent status under the objective standards of the NYSE American other than Ms. Woods and Mr. LaVoy, who did not qualify as she is an employee director. In reviewing the subjective criteria of “any relationship that would interfere with the exercise of independent judgment” in carrying out the responsibilities of a director, the Board determined that all directors other than Ms. Woods and Mr. LaVoy met this criteria as well.

With respect to Audit Committee independence, the Board determined each member of the Committee qualified as independent for Committee service. In particular, the Board considered the marketing services provided to the Company by a company of which Mr. McCormick is a minority owner. As the services involved solely marketing services and not financial advisory services, accounting services, legal services, investment banking services or consulting services, and were for a deliverable work product, the Board determined that Mr. McCormick met the relevant standards for service on the Audit Committee.

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

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, DeCoria, Maichel & Teague, P.S. (in thousands):

		For the Year Ended June 30,
		2018	2017

1.	Audit fees	$73	$75
2.	Audit-related fees	-	-
3.	Tax fees	3	10
4.	All other fees	-	5
Totals		$76	$90

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

Part IV

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
10.103 ***

Form of IsoRay, Inc. Stock Option Agreement and Notice of Grant of Stock Option, by and between each grantee thereunder and IsoRay, Inc., incorporated by reference to Exhibit 10.1 of the Form 8-K filed on June 30, 2017.

10.104 ***	Employment Agreement, dated June 30, 2017, between Mark Austin and IsoRay, Inc., incorporated by reference to Exhibit 10.1 of the Form 8-K filed on July 7, 2017.
10.105	Consignment Agreement, dated August 25, 2017, between IsoRay Medical, Inc. and MedikorPharma-Ural LLC, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 31, 2017.
10.106	Service Agreement, dated August 25, 2017, between IsoRay Medical, Inc. and MedikorPharma-Ural LLC, incorporated by reference to Exhibit 10.2 of the Form 8-K filed on August 31, 2017.
10.107	Media Advertising Agreement, dated October 3, 2017, between IsoRay, Inc. and Al & J Media Inc., incorporated by reference to Exhibit 10.1 of the Form 8-K filed on October 10, 2017.
10.108	Warrant to Purchase Common Stock, dated October 3, 2017, incorporated by reference to Exhibit 10.2 of the Form 8-K filed on October 10, 2017.
10.109

Addendum No. 2 to supply contract by and between IsoRay Medical, Inc. and The Open Joint Stock Company «Isotope» (confidential treatment requested for redacted portions), incorporated by reference to Exhibit 10.1 of the Form 8-K filed on October 27, 2017.

10.110

Manufacturing and Supply Agreement, dated January 3, 2018, between IsoRay Medical, Inc. and GT Medical Technologies, Inc., incorporated by reference to Exhibit 10.1 of the Form 8-K filed on January 8, 2018.

10.111

Collaborative Development Agreement, dated effective as of March 13, 2017, between IsoRay Medical, Inc. and GammaTile, LLC, incorporated by reference to Exhibit 10.2 of the Form 8-K filed on January 8, 2018.

10.112	Sales Agreement between IsoRay, Inc. and H.C. Wainwright & Co., LLC, dated May 8, 2018, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on May 8, 2018.
10.113	Master Service Agreement, dated May 20, 2018, between IsoRay, Inc. and World Wide Holdings, LLC dba Invictus Resources, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on May 21, 2018.
10.114	Warrant to Purchase Common Stock, dated May 20, 2018, incorporated by reference to Exhibit 10.2 of the Form 8-K filed on May 21, 2018.

10.115***	Employment Agreement, dated effective June 13, 2018, between Lori A. Woods and IsoRay, Inc., incorporated by reference to Exhibit 10.1 of the Form 8-K filed on June 19, 2018.
10.116***	IsoRay, Inc. Stock Option Agreement and Notice of Grant of Stock Option to Lori A. Woods, dated June 13, 2018, incorporated by reference to Exhibit 10.2 of the Form 8-K filed on June 19, 2018.
10.117***	Separation Agreement, dated June 25, 2018, between Thomas C. LaVoy and IsoRay, Inc., incorporated by reference to Exhibit 10.1 of the Form 8-K filed on June 29, 2018.
14.1	Code of Conduct and Ethics, incorporated by reference to Exhibit 14.1 of the Form 10-KSB filed on October 11, 2005. (File No. 000-14247)
14.2	Code of Ethics for Chief Executive Officer & Senior Financial Officers, incorporated by reference to Exhibit 14.2 of the Form 10-KSB filed on October 11, 2005. (File No. 000-14247)
21.1*	Subsidiaries of the Company.
23.1*	Consent of DeCoria, Maichel & Teague, P.S.
31.1*	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer.
32**	Section 1350 Certifications.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed Herewith
**	Furnished Herewith
***	Denotes Management Contract or Compensatory Plan or Arrangement

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Isoray, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of IsoRay, Inc. and Subsidiaries (the “Company”) as of June 30, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DeCoria, Maichel & Teague, P.S.

We have served as the Company's independent auditor since 2005.

Spokane, Washington

September 26, 2018

IsoRay, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except shares)

	June 30,	June 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$2,600	$5,932
Certificates of deposit (Note 3)	825	3,039
Accounts receivable, net	1,192	726
Inventory	494	323
Prepaid expenses and other current assets	335	271

Total current assets	5,446	10,291

Property and equipment, net	1,311	1,054
Restricted cash	181	181
Inventory, non-current	319	513
Other assets, net	198	230

Total assets	$7,455	$12,269

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,391	$630
Accrued protocol expense	77	75
Accrued radioactive waste disposal	37	125
Accrued payroll and related taxes	155	138
Accrued vacation	175	138

Total current liabilities	1,835	1,106
Long-term liabilities:
Asset retirement obligation	590	561

Total liabilities	2,425	1,667
Commitments and contingencies (Note 15)

Shareholders' equity:
Preferred stock, $.001 par value; 7,001,671 shares authorized:
Series A: 1,000,000 shares allocated; no shares issued and outstanding	-	-
Series B: 5,000,000 shares allocated; 59,065 shares issued and outstanding	-	-
Series C: 1,000,000 shares allocated; no shares issued and outstanding	-	-
Series D: 1,671 shares allocated; no shares issued and outstanding	-	-
Common stock, $.001 par value; 192,998,329 shares authorized; 56,331,147 and 55,017,419 shares issued and outstanding	56	55
Additional paid-in capital	84,322	83,151
Accumulated deficit	(79,348)	(72,604)

Total shareholders' equity	5,030	10,602

Total liabilities and shareholders' equity	$7,455	$12,269

The accompanying notes are an integral part of these consolidated financial statements.

IsoRay, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars and shares in thousands, except for per-share amounts)

	Year Ended June 30
	2018	2017	2016

Product sales, net	$5,923	$4,761	$4,769
Cost of product sales	4,081	3,923	4,640
Gross profit	1,842	838	129

Operating expenses:
Research and development
Proprietary research and development	1,351	771	528
Collaboration arrangement, net of reimbursement (Note 15)	395	194	-
Total research and development	1,746	965	528
Sales and marketing	2,660	2,310	1,353
General and administrative	4,165	3,918	3,786
Change in estimate of asset retirement obligation (Note 9)	-	(48)	(456)
Total operating expenses	8,571	7,145	5,211

Operating loss	(6,729)	(6,307)	(5,082)

Non-operating income:
Interest income	29	118	218
Change in fair value of warrant derivative liability	-	27	154
Financing and interest expense	-	-	(1)
Non-operating income, net	29	145	371

Net loss	(6,700)	(6,162)	(4,711)
Preferred stock dividends	(11)	(11)	(11)

Net loss applicable to common shareholders	$(6,711)	$(6,173)	$(4,722)

Basic and diluted loss per share	$(0.12)	$(0.11)	$(0.09)

Weighted average shares used in computing net loss per share:
Basic and diluted	55,159	55,016	55,015

The accompanying notes are an integral part of these consolidated financial statements.

IsoRay, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity
(In thousands, except shares)

	Series B Preferred Stock		Series D Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances at June 30, 2015	59,065	$-	-	$-	54,967,559	$55	13,200	$(8)	$82,466	$(61,731)	$20,782

Issuance of common stock pursuant to exercise of options					56,260	-			50		50
Retirement of treasury stock					(13,200)		(13,200)	8	(8)		-
Payment of dividend to preferred shareholders									(11)		(11)
Share-based compensation									291		291
Net loss	-	-	-	-	-	-	-	-	-	(4,711)	(4,711)

Balances at June 30, 2016	59,065	-	-	-	55,010,619	55	-	-	82,788	(66,442)	16,401

Issuance of common stock pursuant to exercise of options					6,800	-			2		2
Payment of dividend to preferred shareholders									(11)		(11)
Share-based compensation									372		372
Net loss	-	-	-	-	-	-	-	-	-	(6,162)	(6,162)

Balances at June 30, 2017	59,065	-	-	-	55,017,419	55	-	-	83,151	(72,604)	10,602

Adoption of new accounting principle for stock based compensation									44	(44)	-
Issuance of common stock pursuant to exercise of options					82,810	-			50		50
Issuance of common stock pursuant to at the market offering, net					980,918	1			478		479
Issuance of common stock pursuant to exercise of warrants					250,000	-			3		3
Payment of dividend to preferred shareholders									(11)		(11)
Share-based compensation									404		404
Share-based compensation for third party services									203		203

Net loss	-	-	-	-	-	-	-	-	-	(6,700)	(6,700)

Balances at June 30, 2018	59,065	$-	-	$-	56,331,147	$56	-	$-	$84,322	$(79,348)	$5,030

The accompanying notes are an integral part of these financial statements.

IsoRay, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended June 30,
	2018	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,700)	$(6,162)	$(4,711)
Adjustments to reconcile net loss to net cash used by operating activities:
Allowance for doubtful accounts	-	(4)	-
Depreciation expense	80	68	471
(Gain) loss on equipment disposals	-	(2)	7
Write-off of inventory associated with discontinued product	-	-	72
Amortization of other assets	50	45	107
Change in fair value of warrant derivative liability	-	(27)	(154)
Accretion of asset retirement obligation	29	29	89
Change in estimate of asset retirement obligation	-	(48)	(456)
Share-based compensation	404	372	290
Share-based compensation for third party services	203	-	-
Changes in operating assets and liabilities:
Accounts receivable	(466)	(184)	444
Inventory	23	89	(23)
Prepaid expenses and other current assets	(64)	100	(21)
Accounts payable and accrued expenses	761	18	112
Accrued protocol expense	2	(47)	(2)
Accrued radioactive waste disposal	(88)	(52)	48
Accrued payroll and related taxes	17	66	(141)
Accrued vacation	37	27	(16)

Net cash used by operating activities	(5,712)	(5,712)	(3,884)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(337)	(549)	(479)
Additions to other assets	(18)	(124)	(13)
Proceeds from sale of equipment	-	6	-
Proceeds from maturity of certificates of deposit	6,268	2,296	15,492
Purchases of and interest from certificates of deposit	(4,054)	(115)	(6,243)

Net cash provided by investing activities	1,859	1,514	8,757

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred dividends paid	(11)	(11)	(11)
Proceeds from sales of common stock, pursuant to at the market offering, net	479	-	-
Proceeds from sales of common stock, pursuant to exercise of warrants, net	3	-	-
Proceeds from sales of common stock, pursuant to exercise of options	50	2	50

Net cash provided by (used in) financing activities	521	(9)	39

Net increase (decrease) in cash and cash equivalents	(3,332)	(4,207)	4,912
Cash and cash equivalents, beginning of year	5,932	10,139	5,227
CASH AND CASH EQUIVALENTS, END OF YEAR	$2,600	$5,932	$10,139
Supplemental disclosures of cash flow information:
Cash paid for interest	-	-	1

Non-cash investing and financing activities:
Retirement of treasury stock	-	-	8

The accompanying notes are an integral part of these consolidated financial statements.

IsoRay, Inc.

Notes to Consolidated Financial Statements

For the years ended June 30, 2018, 2017 and 2016

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

Inventory

Inventory is reported at the lower of cost or net realizable value. Cost of raw materials is determined using the weighted average method. Cost of work in process and finished goods is computed using standard cost, which approximates actual cost, on a first-in, first-out basis.

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

Depreciation is computed using the straight-line method over the following estimated useful lives:

Production equipment (in years)	3	to	7
Office equipment (in years)	2	to	5
Furniture and fixtures (in years)	2	to	5

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

Financial Instruments

The Company discloses the fair value of financial instruments, both assets and liabilities, recognized and not recognized in the balance sheet, for which it is practicable to estimate the fair value. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced liquidation sale. At June 30, 2018 and 2017, the carrying value of financial instruments which include certificates of deposit and restricted cash, approximated fair value.

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

At June 30, 2018 and 2017, there were no assets or liabilities measured at fair-value on a recurring basis which were measured using Level 3 inputs. Certain assets and liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). With the exception of the asset retirement obligation (Note 9), the Company had no assets or liabilities measured at fair value on a nonrecurring basis during the three years ended June 30, 2018.

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. (In thousands)

	Fair value at June 30, 2018
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,600	$2,600	$-	$-

	Fair value at June 30, 2017
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$5,932	$5,932	$-	$-

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

	For the Years Ended June 30,
	2018	2017	2016
Advertising and marketing costs expensed (including tradeshows)	$329	$323	$157

	At June 30,
	2018	2017
Prepaid marketing expenses deferred until event occurs	$9	$11

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

Securities that could be dilutive in the future are as follows:

	June 30,
	2018	2017	2016
Preferred stock	59,065	59,065	59,065
Common stock warrants	250,000	-	230,087
Common stock options	3,759,840	3,379,191	2,925,059
Total potential dilutive securities	4,068,905	3,438,256	3,214,211

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 Revenue Recognition, replacing guidance currently codified in Subtopic 605-10 Revenue Recognition-Overall with various SEC Staff Accounting Bulletins providing interpretive guidance. The guidance establishes a new five step principle-based framework in an effort to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The standard will be effective for the Company in the first quarter of its fiscal year 2019, but early adoption is permitted starting in the first quarter of fiscal year 2018. The Company intends to adopt the new standard in the first quarter of fiscal year 2019 and expects to use the modified retrospective method. The Company has evaluated the impact of the future adoption of ASU 2014-09 on its consolidated financial statements and does not expect significant changes in the timing of revenue recognition compared to the existing methodology.

In February 2016, the FASB issued ASU 2016-02 Leases (Subtopic 842), which will require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by most leases. The update is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. The ASU will be effective for the Company on July 1, 2019. We are currently evaluating the impact of the guidance on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting. ASU 2016-09 simplifies how several aspects of share-based payments are accounted for and presented in the financial statements. ASU 2016-09 is effective for public companies for annual reporting periods beginning after December 15, 2016. The Company adopted this ASU in the first quarter of fiscal 2018. Upon adoption, the Company no longer uses an estimated forfeiture rate in the calculation of stock based compensation expense. Forfeitures are now accounted for as they occur. Upon adoption, effective July 1, 2017, the company applied the modified retrospective transition method resulting in a cumulative effect reclassification of $44,000 to Additional paid-in capital and Accumulated deficit. There was no impact on total equity. During the year ended June 30, 2018, the Company recognized an additional $16,000 in stock based compensation as a result of this new accounting principle.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. ASU 2016-18 is intended to clarify how entities present restricted cash in the statement of cash flows. The guidance requires entities to show the changes in the total of cash and cash equivalents and restricted cash in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. When cash and cash equivalents and restricted cash are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and is to be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Company will adopt ASU 2016-18 in the first quarter of fiscal 2019. This update is not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

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

CDARs held by the Company at June 30, 2018 and 2017 are as follows (in thousands):

	Under 90	91 days to	Six months to	Greater
	days	six months	1 year	than 1 year
CDARS, as of June 30, 2018	$825	$-	$-	$-
CDARS, as of June 30, 2017	$3,039	$-	$-	$-

4.	Inventory

Inventory consisted of the following (in thousands):

	June 30,
	2018	2017
Raw materials	$371	$191
Work in process	96	121
Finished goods	27	11
Total inventory	$494	$323

	June 30,
	2018	2017
Enriched barium, non-current	$276	$470
Raw materials, non-current	43	43
Total inventory, non-current	$319	$513

Inventory, non-current represents raw materials that were ordered in quantities to obtain volume cost discounts which based on current and anticipated sales volumes will not be consumed within an operating cycle and enriched barium. On  August 25, 2017, the Company entered into a Consignment Agreement and related Services Agreement with MedikorPharma-Ural LLC to begin utilizing our enriched barium-130 carbonate inventory. The Company anticipates obtaining enough Cesium-131 under this arrangement to obtain over 4,000 curies of Cesium-131. During the year ended June 30, 2018 the Company obtained 721 curies under this agreement which has been used in production. At June 30, 2018, the Company estimates that the remaining enriched barium will result in 2,629 curies; 660 of which will be obtained in the year ended June 30, 2019 and 1,969 will be obtained after June 30, 2019. There is no assurance as to whether the agreement will be terminated before this full amount is obtained and other supply sources are used, nor is there assurance that the agreements with the third-party Cesium-131 suppliers will be executed.

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,
	2018	2017
Prepaid insurance	$24	$52
Other prepaid expenses	241	122
Other current assets	29	30
Other receivables	41	67
Prepaid expenses and other current assets	$335	$271

6.	Property & Equipment

Property & equipment consisted of the following (in thousands):

	June 30,
	2018	2017
Land	$366	$366
Equipment	4,152	3,776
Leasehold improvements	4,136	4,130
Other[1]	328	373
Property and equipment	8,982	8,645
Less accumulated depreciation	(7,671)	(7,591)
Property and equipment, net	$1,311	$1,054

1.

Plant and equipment, not placed in service are items that meet the capitalization threshold or which management believes will meet the threshold at the time of completion and which have yet to be placed into service as of the date of the balance sheet, and therefore, no depreciation expense has been recognized. Also included at June 30, 2018 and 2017 are costs associated with advance planning and design work on the Company’s new production facility of $207,000.

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

8.	Other Assets, net

Other assets, net of accumulated amortization consisted of the following (in thousands):

	June 30,
	2018	2017
Website development	$90	$90
Licenses	520	552
Patents and trademarks	366	366
Total Other Assets	976	1,008
Less: Accumulated Amortization	(778)	(778)
Other assets, net	$198	$230

	Year Ended June 30,
	2018	2017	2016
Amortization expense on website development	$14	$12	$-
Amortization expense on licenses	18	16	16
Amortization expense on patents and trademarks	18	17	18
Change in estimate on patents and trademarks[1]	-	-	73
Total amortization expense	$50	$45	$107

1.

The change in estimate is the result of the review of information contained in the amortization assumptions which is based on new information resulted in a non-recurring change in the amortization expense.

Future amortization is expected to be as follows (in thousands):

Year ended June 30, 2019	$50
2020	24
2021	23
2022	23
2023	23
Thereafter	55
$198

9.	Asset Retirement Obligation

The Company has an asset retirement obligation (ARO) associated with the facility it currently leases. The ARO changed as follows (in thousands):

	Year Ended June 30,
	2018	2017
Beginning balance	$561	$580
Accretion of discount	29	29
Gain on change in ARO estimate	-	(48)
Ending balance	$590	$561

The original facility lease was scheduled to expire in the fourth quarter 2016. Upon the end of the original lease term, the initial asset retirement estimate was fully accreted and the related ARO asset was fully amortized. During the year ended June 30, 2016, the Company extended the lease term an additional three years thus extending the time before asset retirement costs would be incurred. In addition, management determined that the estimated cost to retire the facility was less than the original estimate. Both of these factors resulted in a decrease in the ARO balance to a fair value of $580,000 and the Company recognized a gain on change in the estimate of $456,000 for the year ended June 30, 2016. The fair value was calculated using the expected present value valuation method with the following Level 3 inputs: estimated retirement cost of $650,000, an inflation factor of 1.1%, and a credit-adjusted risk free rate of 5.1%. Additionally, during the year ended June 30, 2017 the lease was extended another two years thus extending the time before asset retirement costs would be incurred. Using the same Level 3 inputs as in the fiscal year ended June 30, 2016, a gain on change in estimate of $48,000 was recognized.

10.	Share-Based Compensation

The Company currently provides share-based compensation under the 2017 Equity Incentive Plan (2017 Incentive Plan) which was approved by the Board of Directors and the shareholders in June 2017.

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

The Company’s shareholders approved the 2017 Incentive Plan (“2017 Plan”) in June 2017. The 2017 Plan allows the Board of Directors to grant up to 4,000,000 shares of common stock to directors, officers, employees and consultants in a combination of equity incentive forms including incentive stock options (ISO), non-qualified stock options (NQSO), stock appreciation right (SAR) or restricted shares (RSU) of common stock. Options granted under all of the Plans have a ten year maximum term, an exercise price equal to at least the fair market value of the Company’s common stock (based on the trading price on the NYSE American) on the date of the grant, and with varying vesting periods as determined by the Board.

A total of 1,179,164 options that were granted under the 2014 Plan were voided. A portion of the new options granted under the 2017 have been accounted for as modifications of these voided options. The unrecognized compensation costs associated with the unvested portion of the voided grants plus the incremental fair value between the 2017 Plan options and the voided 2014 Plan options is being recognized over the vesting terms of the new grants. Total compensation costs for the replacement options were $494,000 of which $51,000 was recognized in the year ended June 30, 2017.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company uses the Black-Scholes option valuation model because management believes the model is appropriate for the Company. However, management understands that because changes in the subjective input assumptions can materially affect the fair value estimate, this valuation model does not necessarily provide a reliable single measure of the fair value of its stock options. The risk-free interest rate is based on the U.S. treasury security rate with an equivalent term in effect as of the date of grant. The expected option lives and volatility assumptions are based on historical data of the Company.

The weighted average fair value of stock option awards granted and the key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows:

	For the Year Ended June 30,
	2018			2017			2016
Weighted average fair value		$0.34			$0.45			$0.60
Options issued		1,125,000			2,150,000			1,185,500
Exercise price	$0.44	to	$0.58	$0.55	to	$0.84	$0.64	to	$1.53
Expected term (in years)		5		4	to	5	1	to	5
Risk-free rate	1.83%	to	2.85%	1.62%	to	1.83%	0.51%	to	1.62%
Volatility	94%	-	101%	101%	-	103%	106%	-	118%

The following table presents the share-based compensation expense (in thousands):

	For the Year Ended June 30,
	2018	2017	2016
Cost of product sales	$62	$86	$71
Research and development expense	92	60	14
Sales and marketing expense	92	86	23
General and administrative expense	158	140	182
Total share-based compensation	$404	$372	$290

The total value of the stock options awards is expensed ratably over the vesting period of the employees receiving the awards. As of June 30, 2018, total unrecognized compensation cost related to stock-based options and awards was $691,000 and the weighted-average period over which it is expected to be recognized is approximately 1.21 years.

A summary of stock option information within the Company’s share-based compensation plans during the fiscal years is presented below:

	Options
	Outstanding	Price (a)	Life (b)	Value (c)
Balance at June 30, 2015	2,418,282	$1.91	4.71	$692
Granted (d)	1,185,500	.87
Expired	(459,594)	3.48
Forfeited	(162,869)	1.67
Exercised	(56,260)	.89
Balance at June 30, 2016	2,925,059	$1.21	6.93	$263
Granted (d)	2,150,000	.61
Expired/Forfeited	(509,904)	2.55
Voided	(1,179,164)	.94
Exercised	(6,800)	.26
Balance at June 30, 2017	3,379,191	$0.78	7.86	$151
Granted (d)	1,125,000	.47
Expired	(100,000)	.75
Forfeited	(561,541)	.77
Exercised	(82,810)	.61
Balance at June 30, 2018	3,759,840	.69	7.75	49

Vested and expected to vest at June 30, 2018	3,751,440	$0.68	7.76	$49

Exercisable at June 30, 2018	2,068,432	$0.82	6.34	$49

(a)	Weighted average exercise price per share.
(b)	Weighted average remaining contractual life.
(c)	Aggregate intrinsic value (in thousands).
(d)

All options granted had exercise prices equal to or greater than the ending closing market price of the Company’s common stock on the grant date. The options were granted to employees and management by the Compensation Committee and had vesting periods from immediate to five years.

	For the Year Ended June 30,
	2018	2017	2016
Aggregate intrinsic value of options exercised (in thousands)	$-	$3	$28

The Company’s current policy is to issue new shares to satisfy option exercises.

11.	Shareholders’ Equity

The authorized capital structure of the Company consists of $.001 par value preferred stock and $.001 par value common stock.

Common Stock

On May 8, 2018, the Company entered into a Sales Agreement (the “Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”). The common stock sold in the Agreement will be distributed at the market prices prevailing at the time of sale. The Agreement provides that Wainwright will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold plus reimbursement of certain expenses. As of June 30, 2018, the Company sold an aggregate of 980,918 shares under the Agreement at an average price of approximately $0.515 per common share for gross proceeds of approximately $505,000. The Company paid 3.0% cash commission on the gross proceeds, plus reimbursement of expenses of the placement agent and legal fees in the aggregate amount of approximately $68,000.

Preferred Stock

The Company’s Articles of Incorporation authorize 7,001,671 shares of $0.001 par value preferred stock available for issuance with such rights and preferences, including liquidation, dividend, conversion, and voting rights, as described below.

Series A

At June 30, 2018 and 2017, there were 1,000,000 Series A preferred stock shares allocated with no shares issued and outstanding.

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

On December 14, 2017, the Board of Directors declared a dividend on the Series B Preferred Stock of all outstanding and cumulative dividends through December 31, 2017. The total dividends of $11,000 were paid as of December 31, 2017. At June 30, 2018, there were 59,065 Series B preferred shares outstanding and cumulative dividends in arrears were $5,000 and upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the assets of the Company legally available for distribution, if any, shall be distributed ratably first, to the holders of the Series A Preferred Stock, second, to the holders of the Series B Preferred Stock, third, to the Series C preferred shareholders, and fourth, to the Series D preferred shareholders on an “as converted” basis on parity with the holders of the Common Stock.

Series C

At June 30, 2018 and 2017, there 1,000,000 Series C preferred stock shares allocated with no shares issued and outstanding.

Series D

Established in August 2013, Series D preferred shares are entitled to dividends in the same form as dividends actually paid on shares of common stock. Additionally, the Company shall not pay any dividends on shares of common stock (other than dividends in the form of common stock) unless the holders of Series D Convertible Preferred Stock shall first receive dividends on shares of Series D Convertible Preferred Stock held by them (on an as-if-converted-to-common-stock-basis) in an amount equal to and in the same form as any such dividends (other than dividends in the form of common stock) to be paid on shares of common stock. Except as required by law, shares of Series D Convertible Preferred Stock shall not have the right to vote on any matter other than those set forth in the Certificate of Designation with the potential to specifically adversely affect the Series D Convertible Preferred Stock. Series D Convertible Preferred shares are convertible into shares of common stock at the rate of 1,869.15 shares of common stock for each share of Series D Convertible Preferred Stock at any time at the option of the holder, provided that the holder will be prohibited from converting shares of Series D Convertible Preferred Stock into shares of our common stock if, as a result of the conversion, the holder, together with its affiliates, would beneficially own more than 9.99% of the total number of shares of our common stock then issued and outstanding, which is referred to herein as the “Beneficial Ownership Limitation.” At June 30, 2018 and 2017, respectively, there were no shares of Series D Convertible Preferred Stock outstanding.

Warrants

Warrant derivative liability

In prior years, management concluded that the warrants issued in the 2011 offering required derivative accounting resulting in a warrant liability being adjusted to fair value at the end of each reporting period. These warrants all expired during the year ended June 30, 2017.

Change in fair value of the warrant derivative liability is as follows (in thousands):

	For the Year Ended June 30,
	2018	2017	2016
Change in fair value of the warrant derivative liability	$-	$27	$154

During the year ended June 30, 2018, the Company issued warrants as share-based compensation for third party services, principally for marketing. The weighted average fair value of warrants issued and the key assumptions used in the Black-Scholes valuation model to calculate the fair value, are as follows:

Weighted average fair value		$0.41
Warrants issued		500,000
Exercise price	$0.01	to	0.54
Expected term (in years)	2	to	3
Risk-free rate	1.62%	to	2.55%
Volatility	60%	-	82%

The following table summarizes the activity of all stock warrants and weighted average exercise prices.

	Warrants	Price (a)
Balance at June 30, 2015	385,800	1.22
Warrants expired	(155,713)	1.63
Balance at June 30, 2016	230,087	$0.94
Warrants expired	(230,087)	0.94
Balance at June 30, 2017	-	-
Warrants issued	500,000	0.28
Warrants exercised	(250,000)	0.01
Balance at June 30, 2018	250,000	$0.54

(a)	Weighted average exercise price per share.

As of June 30, 2018, the Company had 250,000 common warrants outstanding exercisable on or before October 3, 2020.

12.	Income Taxes

Due to net losses, the Company did not record an income tax provision or benefit for the years ending June 30, 2018, 2017 and 2016.

The significant deferred tax components using a federal income tax rate of 21% and 35% for the years ended June 30, 2018 and 2017, respectively, are as follows (in thousands):

	As of June 30,
	2018	2017
Fixed assets	$197	$519
Share-based compensation	480	664
Other accruals	38	33
Asset retirement obligation	124	196
Other	10	9
Net operating loss carryforwards	14,171	21,302
Total deferred tax assets	15,020	22,723
Valuation allowance	(15,020)	(22,723)
Total	$-	$-

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to 100% of the net deferred tax asset has been recorded at both June 30, 2018 and 2017.

The Company has federal net operating loss carryforwards of approximately $67 million on June 30, 2018 that can be used to offset future regular taxable income. These net operating loss carryforwards expire at various times through the years 2028 to 2039.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the "Act") resulting in significant modifications to existing law. The Company did not incur any income tax benefit or provision for the year ended June 30, 2018 as a result of the changes to tax laws and tax rates under the Act. The Company’s net deferred tax asset was reduced by approximately $9.5 million during the year ended June 30, 2018, which consisted primarily of the remeasurement of federal deferred tax assets and liabilities from 35% to 21%.

The Company’s statutory rate reconciliation is as follows (in thousands):

	For the year ended June 30,
	2018	2017	2016
U.S. federal blended income tax rate	28%	35%	35%
Expected income tax benefit	$(1,878)	$(2,157)	$(1,649)
Meals and entertainment	21	17	7
Non-deductible penalties	4	16	21
Warrant derivative liability	-	(9)	(54)
Share-based compensation	-	10	-
Impact on the change in income tax rate	9,556	-	-
Change in valuation allowance	(7,703)	2,123	1,675
Income tax expense (benefit)	$-	$-	$-

The Company has reviewed the tax positions taken and concluded that it does not have to book a liability for uncertain tax positions.

Currently, tax years 2016 to 2018 remain open for examination by United States taxing authorities. Net operating losses prior to 2016 could be adjusted during an examination of open years.

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

On July 14, 2017, the Company entered into an agreement with a distributor in Russia that provides for the ability to sell the entire product line in the Russian Federation. The agreement has a one-year initial term with two additional one-year terms which automatically renew unless either party invoke their right to terminate earlier under the provisions of the agreement. The Company has been actively supporting a potential distributor through the regulatory clearance process in its distribution markets which include Italy and Switzerland. The Company and the distributor executed the distribution agreement on August 1, 2016. The agreement has a one-year initial term with two additional one-year terms which automatically renew unless either party invoke their right to terminate earlier under the provisions of the agreement.

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

During fiscal years 2018, 2017 and 2016, the Company recorded royalty expenses of $27,000, $21,000, and $18,000, respectively.

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

Irradiation Services Agreement

On November 29, 2016, Medical,  a wholly owned subsidiary of IsoRay, entered into an Irradiation Services Agreement (MURR Agreement) with the Curators of the University of Missouri, a public corporation of the State of Missouri, on behalf of its University of Missouri Research Reactor (MURR). The MURR Agreement provides Medical with access to reactor space for the irradiation of natural or enriched barium to produce Ba-131, which is used by Medical to produce Cesium-131 for use in its product. The MURR Agreement has a term of five years concluding November 29, 2021 and will automatically renew for successive twelve-month periods unless terminated by either party, and can be terminated by either party upon three months written notice. The MURR Agreement does not require minimum orders or obligate Medical to future minimum payments.

Isotope Purchase Agreement

In  December 2015, the Company completed negotiations with The Open Joint Stock Company (located in Russia) for the purchase of Cesium-131 manufactured by the Institute of Nuclear Materials. The purchase agreement provided the Company with one year’s supply of Cesium-131. The original agreement was due to expire on  March 31, 2017, but in December2016 an addendum was signed extending it until  December 31, 2017.  On  October 23, 2017, the Company, together with The Open Joint Stock Company signed an addendum to the contract to include Cesium-131 manufactured at the Research Institute of Atomic Reactors ("SSC RIAR") and extended it until  December 31, 2018.   This addendum brought the total sum of the contract to approximately $2,328,000. The addendum also includes SCC RIAR as a manufacturer of Cesium-131 under the contract. Approximately $504,000 in future payments remain at June 30, 2018.

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

Year ending June 30,	Amount
2019	290
2020	290
2021	241
Total future minimum lease payments	$821

	For the Year Ended June 30,
	2018	2017	2016
Rental expense	$285	$288	$292

Royalty Agreements for Licensed Intellectual Property related to the GliaSite® RTS

In June 2011, the Company entered into a license agreement with Dr. Reddy’s Laboratory Ltd for the exclusive use of its intellectual property related to the GliaSite® Radiation Therapy System (GliaSite® RTS). In April 2016, the Company provided to Dr. Reddy’s Laboratory Ltd notice of intent to terminate the license agreement. The license agreement termination was effective June 30, 2016. A final prorated royalty payment of $15,000 was paid as of June 30, 2016. There were no payments made in fiscal years 2018 or 2017.

The Company recorded royalty expenses related to the licensed intellectual property utilized in the manufacture and sale of the GliaSite® RTS (in thousands):

	For the Year Ended June 30,
	2018	2017	2016
Royalty expense	$-	$-	$28

Research and Development - Collaborative Arrangement

On March 13, 2017, Medical entered into a Collaborative Development Agreement (CDA) with GammaTile, LLC to further develop a brachytherapy medical device for the treatment of cancerous tumors in the brain and to seek regulatory approval for the new product. As the project manager, Medical incurs all costs in connection with the collaboration project which will be shared equally by both parties as of November 8, 2016 when they informally began the collaboration. The arrangement is accounted for as a collaborative arrangement and related costs are incurred, shared, and separately stated in connection with a collaborative research and development project. These costs are reported on the financial statements under “Research and development: Collaboration arrangements, net of reimbursement.”

Costs incurred in connection with the collaboration agreement during fiscal years 2018 and 2017 were $769,000 and $387,000, respectively, of which GammaTile LLC has been invoiced a total of $568,000 and paid $546,000. As of June 30, 2018 and 2017, the Company had a receivable balance of $22,000 and $66,000, respectively.

Class Action Lawsuit re Equity Plans

On January 31, 2017, a putative class action complaint was filed against IsoRay and certain current and former directors in the Superior Court of the State of Washington in and for Benton County under the case caption Griffith v. IsoRay, Inc., Case No. 17-2-00194-2. The complaint alleged that IsoRay’s board permitted certain employee compensation plans to be implemented without receiving the requisite percentage of votes by IsoRay shareholders. On May 16, 2017, the parties executed a settlement for $195,000 of the individual Plaintiffs’ claims. The action was dismissed on July 10, 2017. See Note 10.

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

Medical failed to comply with a provision to begin construction by January 31, 2017. As a result, Medical was required to pay the Port the difference in the initial purchase price of $168,000 and the appraised value of the property of $365,900. Medical paid the Port $197,900 in May 2017. Medical is no longer subject to the Development Plan but solely to the covenants that are attached to the property itself.

16.	Concentrations of Credit and Other Risks

The Company’s financial instruments that were exposed to concentrations of credit risk consist primarily of cash and cash equivalents, certificates of deposit, and accounts receivable.

The Company’s certificates of deposit are maintained in the Certificate of Deposit Account Registry Service (CDARS®) Columbia State Bank at June 30, 2018. The CDARS system provides the Company access to Federal Deposit Insurance Corporation (FDIC) guarantees on multi-million dollar CD deposits through a single financial institution.

The Company’s cash and cash equivalents were maintained with high-quality financial institutions at June 30, 2018 and 2017, respectively. The accounts are guaranteed by the (FDIC) up to $250,000. At June 30, 2018 and 2017, respectively, all cash balances were guaranteed by the FDIC.

One group of customers, facilities or physician practices has revenues that aggregate to greater than 10% of total Company product sales. This group of facilities individually do not aggregate to more than 10% of total Company product sales. They are serviced by the same physician group, one of whom is our Medical Director:

	Year ended June 30,
Facility	2018 % of total revenue	2017 % of total revenue	2016 % of total revenue
El Camino, Los Gatos, & other facilities	24.2%	22.9%	24.2%

The Company routinely assesses the financial strength of its customers and provides an allowance for doubtful accounts as necessary. At both June 30, 2018 and 2017, the allowance was approximately $26,000.

Inventories

Most components used in the Company’s product are purchased from outside sources. Certain components are purchased from single suppliers. The failure of any such supplier to meet its commitment on schedule could have a material adverse effect on the Company’s business, operating results and financial condition. If a sole-source supplier, a supplier of Cesium-131 or a supplier of irradiated barium were to go out of business or otherwise become unable to meet its supply commitments, the process of locating and qualifying alternate sources could require up to several months, during which time the Company’s production could be delayed. Such delays could have a material adverse effect on the Company’s business, operating results and financial condition. Sanctions placed on financial transactions with Russian banking institutions may interfere with the Company’s ability to transact business in Russia on a temporary or other basis resulting in an interruption of the Cesium-131 supply which could have a temporary material adverse effect on the Company’s business, operating results and financial condition.

17.	Related Party Transactions

During the fiscal year 2016, the Company engaged the services of APEX Data Systems, Inc. (APEX), owned by Dwight Babcock, former Chairman and Chief Executive Officer. During the year ended June 30, 2016, the Company incurred costs attributed to APEX for website modifications and maintenance of $6,000; and maintenance support for a CRM system of $6,000. An alternative vendor began providing these services beginning January 2016.

During fiscal year 2017, the Company engaged GO Intellectual Capital, LLC (GO) for marketing services in support of the Company’s rebranding effort. Michael McCormick, a member of the Company Board of Directors, is a 1/3 owner of GO. A statement of work was developed defining the scope of the effort and the deliverables to the Company including a new logo with brand messaging and communication tools including a website, sales presentation tools and a public relations strategy. For the fiscal year 2017, the Company paid GO $20,374 (2016: $105,659) for its performance of work related to the agreed upon statement of work. During fiscal year 2018 the Company incurred no costs attributed to GO for any services.

18.	Quarterly Financial Data (Unaudited)

The following table provides the selected quarterly financial data for fiscal years 2018 and 2017 (dollars and shares in thousands, except for per share amounts):

	Quarters ended
	September 30,	December 31,	March 31,	June 30,
	2017	2017	2018	2018
Net revenue	$1,211	$1,536	$1,573	$1,603
Gross profit	$265	$531	$609	$437
Net loss	$(1,546)	$(1,463)	$(1,332)	$(2,359)
Net loss per share – basic and diluted	$(0.03)	$(0.03)	$(0.02)	$(0.04)
Shares used in basic and diluted per share calculation	55,017	55,056	55,100	55,463

	Quarters ended
	September 30,	December 31,	March 31,	June 30,
	2016	2016	2017	2017
Net revenue	$1,081	$1,028	$1,282	$1,370
Gross profit/(loss)	$48	$(1)	$293	$498
Net loss	$(1,498)	$(1,450)	$(1,360)	$(1,854)
Net loss per share – basic and diluted	$(0.03)	$(0.03)	$(0.02)	$(0.03)
Shares used in basic and diluted per share calculation	55,011	55,017	55,017	55,017

1.	Due to rounding, the total of the individual quarters and the year-end calculation on the Consolidated Statement of Operations may be different.

19.	Subsequent Events

On July 9, 2018, the Company suspended its Sales Agreement with H.C. Wainwright & Co., LLC to sell common stock at the market prices prevailing at the time of sale.

On July 11, 2018, the Company closed on the sale of 11,000,000 shares of its common stock at a price of $0.75 per share, for aggregate gross proceeds of $8.25 million, pursuant to the registration statement on Form S-3 that became effective on November 23, 2015. The Company intends to use the net proceeds from this offering, estimated at approximately $7,600,000, for working capital and general corporate purposes, with particular focus on marketing the brain applications and Blu Build delivery system. Additionally, the Company issued to the purchasers unregistered warrants to purchase up to 5,500,000 shares of common stock. The warrants have an exercise price of $0.75 per share common stock, are exercisable commencing six months following the issuance date, and expire five and one-half years from the issuance date. Future exercises of these warrants will provide additional capital to the Company. As a result of this recent capital raise, the Company does not anticipate the need to finance its operations for the next fiscal year from additional capital raises.

On September 24, 2018, the Company notified University of Missouri Research Reactor ("MURR") of its decision to terminate its supply agreement effective in December 2018.

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 26, 2018

ISORAY, INC., a Minnesota corporation

By /s/ Lori A. Woods
Lori A. Woods, Interim Chief Executive Officer, Director

By /s/ Mark J. Austin
Mark J. Austin, Controller,
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 26, 2018

/s/ Lori A. Woods
Lori A. Woods, Interim Chief Executive Officer, Director

/s/ Mark J. Austin
Mark J. Austin, Controller,
Principal Financial and Accounting Officer

/s/ Alan Hoffmann
Alan Hoffmann, Director

/s/ Michael McCormick
Michael McCormick, Chairman

/s/ Philip Vitale
Philip Vitale, Director

Schedule 1

LIST OF PRIOR INVENTIONS

AND ORIGINAL WORKS OF AUTHORSHIP

Title	Date	Identifying Number or Brief Description

Brachytherapy Seed Insertion and Fixation System		WO 2014/189604

Bendable, shielding brachytherapy needle holder		US 2014/0323795 A1