Form 10-K
period 2019-06-30
Isoray, Inc.
filed 2019-09-27
CIK 728387

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2019

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

Commission File No. 001-33407

Isoray, Inc.

(Exact name of registrant as specified in its charter)

Delaware	41-1458152
(State of incorporation)	(I.R.S. Employer Identification No.)

350 Hills St., Suite 106
Richland, Washington	99354
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (509) 375-1202

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.001 par value	ISR	NYSE American

Securities registered pursuant to Section 12(g) of the Act: None

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter – $20,081,002 as of December 31, 2018.

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of September 24, 2019 was 67,388,047.

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

As used in this Form 10-K, unless the context requires otherwise, “fiscal year” or “fiscal” means the Company’s financial year that begins on July 1 and ends on June 30 of the following year (for example: fiscal year 2019 is equivalent to the year ended June 30, 2019).

ITEM 1 – BUSINESS

General

Isoray, Inc. (formerly known as Century Park Pictures Corporation) was incorporated in Minnesota in 1983 and on December 28, 2018, Isoray, Inc. reincorporated to Delaware. On July 28, 2005, Isoray Medical, Inc. (Medical) became a wholly-owned subsidiary of Isoray, Inc. pursuant to a merger. Medical was formed under Delaware law on June 15, 2004 and on October 1, 2004 acquired two affiliated predecessor companies that began operations in 1998. Medical, a Delaware corporation, develops, manufactures and sells isotope-based medical products and devices for the treatment of cancer and other malignant diseases. Medical is headquartered in Richland, Washington.

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

The Company’s core product is its Cesium-131 sealed source brachytherapy “seed.” These seeds can be inserted individually or in combination into various locations in the body until the physician is satisfied with the radiation dose delivered. The Company also sells seeds in strands to keep them from individually moving and to allow the physician to put multiple seeds in a row as desired. In addition, “pre-loaded” needles may have Cesium-131 brachytherapy seeds inserted in them, or a strand with seeds in the strand, inserted into the needle. Seeds can be sold with our Blu Build™ loading device that allows clinicians to efficiently configure strands in the operating room. Seeds can also be loaded into suture material, which can be sewn by Isoray into a piece of bio-absorbable mesh which can be sewn or stapled into tissue by the physician for use in lung, pelvic floor and other cancer locations. Under a manufacturing agreement for GT Medical Technologies, Inc. (“GT Med Tech”), Isoray inserts Cesium-131 seeds into a collagen matrix which GT Med Tech’s customers place in the brain.

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

When brachytherapy is the only treatment (monotherapy) used in the prostate, approximately 70 to 120 seeds are permanently implanted in the prostate during an outpatient procedure. Typically, physicians use loose seeds in needles or in a cartridge or seeds loaded into strands which can also be loaded into needles for the treatment of prostate cancer. Seeds may be combined with another treatment method (dual therapy) when treating prostate cancer.

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

In addition to the long-term cancer control data mentioned above, a report from 2017 describes favorable long-term quality of life outcomes following Cesium-131 brachytherapy in the treatment of prostate cancer (S.M. Glaser, et al. (2017), Long-Term Quality of Life in Prostate Cancer Patients Treated With Cesium-131, Int J Radiat Oncol Biol Phys. 98(5):1053-1058).

The Company continues to identify and support work that seeks to employ and study Cesium-131 brachytherapy seeds in combination with external beam radiation therapy (“EBRT”). Compelling evidence is emerging supporting the use of such combination brachytherapy and EBRT in intermediate and high-risk prostate cancer cases. (Sylvester J, Braccioforte M.H., Moran B.J. (2019) Intensity modulated radiation therapy (IMRT) followed by cesium-131 brachytherapy for intermediate and high risk localized prostate cancer. Brachytherapy 18(3):S72).

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

Early results from a series of men treated with Cesium-131 focal therapy were presented at the 2018 Annual Meeting of the American Brachytherapy Society, Kalash, R., et al., (2018), Focal brachytherapy using Cesium-131 in low-risk prostate cancer. Brachytherapy 17 (Suppl):S89. The authors conclude that, while too early to estimate disease specific outcomes, serum PSAs in these men had declined in the short term and there was no residual effect on urinary, bowel or erectile symptoms.

Gynecologic Cancer

Individual seeds can also be placed via needle into the female reproductive tract for the treatment of various gynecologic cancers. This effort has been led by Dr. Jonathan Feddock, formerly of the University of Kentucky, and currently of Baptist Health Lexington. In June 2016, Dr. Feddock conducted two presentations on gynecological cancer patients who underwent treatment with permanent implantation of Cesium-131 brachytherapy seeds. In the first presentation, it was noted that 21 out of 26 recurrent cancer patients remained visually free of cancer at a median of 14 months after implantation which equates to 80.7% local control (J. Feddock, et al., Permanent interstitial re-irradiation with cesium-131: a highly successful second chance for cure in recurrent pelvic malignancies, Brachytherapy 15 (S1)S78-9 (2016)). In the second presentation, a series of 22 women with pelvic cancer underwent Cesium-131 brachytherapy seed implantation with other forms of radiation therapy treating patients who were recently diagnosed and had not yet undergone any treatment. All these cancers were successfully controlled at a median follow-up of 16 months. Side effects using the Cesium-131 brachytherapy seeds were minor and all treatments were performed as outpatient procedures. (J. Feddock, et al., Outpatient interstitial implants - integrating cesium-131 permanent interstitial brachytherapy into definitive treatment for gynecologic malignancies, Brachytherapy 15 (S1):S93-4 (2016)). Dr. Feddock supplemented his prior publication with a presentation at the American Brachytherapy Society 2018 meeting describing a combination technique of Cesium-131 plus external beam radiation therapy for patients with advanced vaginal melanoma. The group concluded that this small series of five patients demonstrated the treatment to be "effective initial treatment" with a "favorable toxicity profile" (J. Feddock, et al. Permanent interstitial brachytherapy (PIB) using cesium-131 in vaginal melanoma – a new wide-local radiation technique. Int J Radiat Oncol Biol Phys 102(3S); E281 (2016)).

The FDA clearance granted in August 2009 permits loading Cesium-131 seeds into bio-absorbable braided sutures or “braided strands” giving the Company the ability to treat brain, lung, head and neck, colorectal, and chest wall cancers. The Company is currently pursuing the brain, head and neck, and lung cancer applications in addition to its primary focus on prostate cancer.

Brain Cancer

Stranded Cesium-131 Sources

Starting in 2012, multiple institutions began utilizing Cesium-131 brachytherapy seeds loaded in braided strands for treatment of a variety of brain cancers. The application of Cesium-131 brachytherapy seeds loaded in braided strands to date has been primarily in salvage cases as a re-treatment for metastatic brain cancers where aggressive tumors had reoccurred following standard of care treatment.

From 2014 to present there have been numerous published abstracts and society presentations which have been presented and support the effectiveness of treating recurrent metastatic brain cancers with stranded Cesium-131. Dr. Gabriella Wernicke and co-investigators at Weill Cornell Medical College at the NY Presbyterian Hospital have published multiple papers on the efficacy, favorable side-effect profile and cost-effectiveness of Cesium-131 brachytherapy seeds in the treatment of metastatic brain cancer. (A. G. Wernicke, et al., Clinical Outcomes of Large Brain Metastases Treated With Neurosurgical Resection and Intraoperative Cesium-131 Brachytherapy: Results of a Prospective Trial, Int J Radiat Oncol Biol Phys. 98 (5):1059-1068 (2017); A. Pham, et al., Neurocognitive function and quality of life in patients with newly diagnosed brain metastasis after treatment with intra-operative cesium-131 brachytherapy: a prospective trial, J Neurooncol 127(1):63-71 (2016); A.G. Wernicke, et al., Surgical technique and clinically relevant resection cavity dynamics following implantation of cesium-131 brachytherapy in patients with brain metastases, Operative Neurosurgery 12(1):49-60 (2016); A.G. Wernicke, et al., Cesium-131 brachytherapy for recurrent brain metastases: durable salvage treatment for previously irradiated metastatic disease, J Neurosurg DOI: 10.3171/2016.3.JNS152836 (Published online June 3, 2016); A.G. Wernicke, et al., The cost-effectiveness of surgical resection and cesium-131 intraoperative brachytherapy versus surgical resection and stereotactic radiosurgery in the treatment of metastatic brain tumors, J Neurooncol 127(1):145-53 (2016)).

GammaTile™ Treatment for Brain Cancer

During fiscal 2013, the Company began providing technical assistance and selling Cesium-131 brachytherapy seeds for embedding in collagen tiles by physicians at Barrow Neurological Institute (Barrow) to treat malignant meningioma, primary brain cancers and metastases of cancers to the brain. These physicians from Barrow formed a company, GammaTile LLC, now GT Medical Technologies, Inc. (“GT Med Tech”), and further refined this technology which integrates Cesium-131 brachytherapy seeds and has resulted in the issuance of multiple patents to GT Med Tech for the treatment of brain cancers.

In fiscal 2019 a paper was published in the Journal of Neurosurgery describing outcomes of patients who had experienced multiple reoccurrences of a tumor type known as meningioma following previous surgeries in conjunction with external beam radiation. Following treatment with Cesium-131, 90% of the treated tumors had no evidence of regrowth at the operative site (local control). The incidence of radiation necrosis, a side effect to the brain from Cesium-131 brachytherapy seeds (a common side effect) occurred in only 2 of the 20 treatments. (D. Brachman, et al. Resection and permanent intracranial brachytherapy using modular, biocompatible cesium-131 implants: result in 20 recurrent, previously irradiated meningiomas. Journal of Neurosurgery December 2018).

This same group has presented clinical studies of GammaTile™ in the treatment of other brain cancers.

In June 2019 Dr. David Brachman presented to the American Brachytherapy Society in Miami a series of patients experiencing the recurrence of a variety of brain cancers including meningiomas, high grade gliomas, and brain metastases.  (Brachman D., Youssef E., Dardis C., et al. Surgically Targeted Radiation Therapy: Safety Profile of Collagen Tile Brachytherapy in 79 Recurrent, Previously Irradiated Intracranial Neoplasms on a Prospective Clinical Trial. Brachytherapy 18(S3):S35 (2019.) Dr. Brachman, who was awarded the Judith Stittman Best Abstract Award for this work, described GammaTile™ therapy utilizing Cesium-131 as having an excellent safety profile that “could help expand treatment options for this difficult cohort of patients”.  This work is important because recurrence of these hard-to-treat brain cancers leaves patients with very limited options due to their prior radiation treatments.

Earlier, in November of 2016, Dr. Emad Youssef of the Barrow Neurological Institute presented a study conducted on 13 patients with recurrent high grade gliomas (primary brain cancer) at the annual meeting of the Society for Neuro-Oncology meeting. (E. Youssef, et al; Rthp-23. Cs131 Implants For Salvage Therapy Of Recurrent High Grade Gliomas (Hgg), Neuro-Oncology Volume 18, Issue suppl_6, 1 November 2016, Pages vi179). These patients were reported to have achieved a 92% rate of local control of their cancers during the follow-up interval.

The Company collaborated with GT Med Tech to file an application with the U.S. Food and Drug Administration (FDA) to clear GammaTile™ for clinical use and the FDA provided clearance on July 6, 2018. In 2016, the Company, in support of GammaTile™, provided assistance throughout the application process to obtain an ICD-10-PCS code. ICD-10-PCS is a code set designed for use in the hospital inpatient setting in the United States. ICD-10-PCS codes can be used to identify and track differences in resource consumption, quality, and patient outcomes for different inpatient hospital procedures. ICD-10-PCS codes are distinguishable from the MS-DRG (Medicare Severity-Diagnosis Related Group) codes that are commonly used to assign payment levels to inpatient hospital admissions for use by Medicare and other health care insurers.

The Centers for Medicare & Medicaid Services (CMS) established an ICD-10-PCS code for GammaTile™, 00H004Z (insertion of radioactive element, Cesium-131 implant into brain, open approach). CMS also mapped GammaTile™’s ICD-10-PCS code to DRG 023.  DRG 023 is the highest paying DRG for craniotomy procedures. Along with Medicare, Commercial Carriers and many Medicaid programs use the ICD-10-PCS and DRG code sets, including DRG 23.

In addition to the traditional coding and reimbursement mechanisms, there is an additional mechanism under Medicare to help ensure that adequate payment is made for new medical services and technologies in the hospital inpatient setting. This mechanism is called “New Technology Add-on Payment” or “NTAP.” CMS may grant NTAP status to technologies that meet a set of criteria, including requirements involving newness, cost, and whether the product results in a substantial clinical improvement in comparison to existing therapies.  Under NTAP, hospitals can receive additional reimbursement when treating Medicare beneficiaries with the new technology during the initial two or three years that the product is on the market. The rules governing NTAP eligibility and processes are described in greater detail on the CMS website and in notices that are published from time-to-time in a government publication called the Federal Register.

GT Med Tech applied to CMS for NTAP status for GammaTile™.  In August 2019, CMS concluded that the Agency would not approve NTAP status for GammaTile™.  We cannot predict the likelihood of whether CMS may make a favorable decision in the future if GT Med Tech decides to continue pursuing NTAP status.  Based on the NTAP rules and the initial date of clearance for GammaTile™ by the U.S. Food and Drug Administration, we anticipate that GammaTile™ would remain eligible to re-apply for NTAP status that would take effect during the 2021 federal fiscal year (October 1, 2020 through September 30, 2021).

We are not aware of anything in the CMS notice from August 2019 on NTAP status or otherwise that would suggest any changes are forthcoming for the mapping of the GammaTile™ procedure to DRG 023 for reimbursement purposes.  We cannot predict with certainty whether or how the Medicare program may revise its coding or reimbursement policies in the future.

Despite the lack of an NTAP code, GT Med Tech has reimbursement for GammaTile™ under ICD-10PCS-00H004Z and MS-DRG 023 which reimburses hospitals in the inpatient setting and will continue to roll out its sales and marketing strategy for release of GammaTile™. Since January 2019, GammaTile™ Therapy has been in a limited market release and total revenues from sales to GT Med Tech have been nominal. GT Med Tech has indicated it intends to increase sales and marketing efforts during the Company’s fiscal year 2020, but there is no assurance that this will occur.

Head and Neck Cancer

An emerging possible indication for Cesium-131 brachytherapy is the treatment of recurrent head and neck cancers.  First reported by Bhupesh Parashar MD from Weill Cornell Medical College (A. Pham, et al.  Cesium-131 brachytherapy in high risk and recurrent head and neck cancers: first report of long-term outcomes.  J Contemp Brachytherapy 7(6):445-52 (2015), the appeal of Cesium-131 brachytherapy in the treatment of these cancers lies in the motivation by the practitioner to avoid delivering dose to critical structures in the head and neck, including the arteries and the spinal cord.  Since these patients have already been subjected to external beam radiation therapy and may not tolerate another course, brachytherapy with cesium-131 offers a significant re-treatment option.

In fiscal 2019 a group from Thomas Jefferson University published their initial results from a series of 15 patients with recurrent head and neck cancers treated with surgery and Cesium-131 brachytherapy (V. Bar-Ad, et al.  Single institution implementation of permanent (131)Cs interstitial brachytherapy for previously irradiated patients with resectable recurrent head and neck carcinoma.  J Contemp Brachytherapy 11(3):227-34 (2019)).  The authors of this paper concluded that Cesium-131 brachytherapy is a feasible treatment option for these patients.

Industry Information

Prostate Cancer Treatment

According to the American Cancer Society, one in seven men will be diagnosed with prostate cancer during his lifetime. It is the most common form of cancer in men after skin cancer, and the second leading cause of cancer deaths in men following lung cancer. The American Cancer Society estimates there will be about 174,650 new cases of prostate cancer diagnosed and an estimated 31,620 deaths associated with the disease in the United States in 2019.

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

In 2018, the USPSTF finalized its recommendation from advising against screening to the position that the decision for men between 55 and 69 to undergo PSA-based screening should be made by a man in consultation with his doctor. This change may contribute to an increased incidence of prostate screening (and therefore more prostate cancer cases) as opposed to an unscreened population – although this conclusion will await future trending information. To the knowledge of management, this is the latest information available.

Furthermore, the deferral of potentially cancer-eradicating (definitive) prostate cancer treatments such as surgery and radiation therapy has become more popular as some men with prostate cancer have decided to “watch” the cancer using a variety of diagnostic tools – a trend known as “active surveillance.”

As such, the industry has experienced an overall decrease in the number of low risk cases of prostate cancer diagnosed due to reduced PSA screening, as well as a larger number of men who are deferring treatment altogether at a higher rate than seen historically. Intense competition in the space due to numerous established treatment options along with added entrants such as robotic surgery and proton therapy has further eroded the overall brachytherapy market share. The industry continues to focus on the significant data that supports the use of brachytherapy in treating prostate cancer. Management believes the current review of cost effective treatment comparisons with other treatment options, the aging population worldwide and the efficacy of treatment has recently contributed to the revitalization of brachytherapy treatment for prostate cancer.

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

In addition to permanent, LDR brachytherapy, such as Cesium-131, localized prostate cancer can be treated with prostatectomy surgery (RP for radical prostatectomy), external beam radiation therapy (EBRT), three-dimensional conformal radiation therapy (3D-CRT), intensity modulated radiation therapy (IMRT), dual or combination therapy, permanent, high dose rate brachytherapy (HDR), cryosurgery, hormone therapy, proton therapy and active surveillance (watchful waiting). The success of any treatment is measured by the feasibility of the procedure for the patient, morbidities associated with the treatment, overall survival, and cost. When the cancerous tissue is not completely eliminated, the cancer typically returns to the primary site, often with metastases to other areas of the body.

Prostatectomy Surgery Options. In the radical prostatectomy operation, a surgeon will remove the entire prostate gland plus some of the tissue around it, including the seminal vesicles. New methods such as laparoscopic and robotic prostatectomy surgeries are currently being used more frequently in order to minimize the damage that leads to impotence and incontinence, but these techniques require a high degree of surgical skill. (American Cancer Society, 2016) Surgical resection accounted for approximately 44% of treatments before the introduction of robotic prostatectomy in the early 2000s and then rose to 60% in 2010. (J.M. Martin, et al. The rise and fall of prostate brachytherapy: Use of brachytherapy for the treatment of localized prostate cancer in the National Cancer Data Base, Cancer 120:2114–2121 (2014); J.M. Martin, et al., Use of brachytherapy for the treatment of localized prostate cancer in the National Cancer Data Base, Cancer 120:2114–2121 (2014), Duke University, International Focal Therapy Conference, (June 2016)). To the knowledge of management, this is the latest most relevant information available.

External Radiation Therapy. Primary External Beam Radiation Therapy (EBRT), Three-dimensional Conformal Radiation Therapy (3D-CRT), Stereotactic Radiotherapy (SBRT), Intensity Modulated Radiation Therapy (IMRT) and Proton Therapy all involve directing a beam of radiation from outside the body at the prostate gland to destroy cancerous tissue. Treatments are received on an outpatient basis with the patient usually receiving five treatments per week over a period of several weeks (up to nine). While the treatments each last only a few minutes, getting the patient and equipment in place for each treatment takes longer. The use of EBRT as a whole doubled from 11.6% in 2004 to 24% in 2009. The increase in the number of cases being treated with EBRT during 2004 to 2008 were cases that historically would have been treated with brachytherapy. During that period there was a nearly complete transition to IMRT as the predominant method with IMRT treatment increasing from 0.15% to 95.9% of EBRT treatments from 2000 to 2008. (U. Mahmood, et al., Declining use of brachytherapy for the treatment of prostate cancer, Brachytherapy 13:157–162 (2014). Side effects of these treatments can include bowel problems, bladder problems, urinary incontinence, impotence, fatigue, lymphedema, and urethral stricture. To the knowledge of management, this is the latest most relevant information available.

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

Although in theory proton beam therapy might be more effective than using x-rays, so far studies have not shown if this is true. As of the filing of this Form 10-K, proton beam therapy is not widely available. The machines needed to make protons are very expensive, and they are not available in many centers in the United States. Management believes proton beam radiation is not covered by all insurance companies as of the filing of this Form 10-K.

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

Long-term survival data for brachytherapy with I-125 and Pd-103 supports the efficacy of brachytherapy in the treatment of clinically localized cancer of the prostate gland. Clinical data indicate that brachytherapy offers success rates for early-stage prostate cancer treatment that are equal to or better than those of RP or EBRT. While historically clinical studies of brachytherapy have focused primarily on results from brachytherapy with I-125 and Pd-103, management believes that these data are also relevant for brachytherapy with Cesium-131. In fact, it appears that Cesium-131 offers comparable and potentially improved clinical symptom outcomes over I-125 and Pd-103, perhaps due to its shorter half-life. (A.B. Shah, et al., A comparison of AUA symptom scores following permanent low dose rate prostate brachytherapy with iodine-125 and cesium-131, Brachytherapy 12 (Suppl. 1) S64 (2013)). In addition, a report from 2017 describes favorable long-term quality of life outcomes following Cesium-131 brachytherapy in the treatment of prostate cancer (S.M. Glaser, et al., Long-Term Quality of Life in Prostate Cancer Patients Treated With Cesium-131, Int J Radiat Oncol Biol Phys. 98(5):1053-1058 (2017)).

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

Comparing Cesium-131 to I-125 and Pd-103 Clinical Results

Management believes that the Cesium-131 brachytherapy seed has specific clinical advantages for treating cancer over I-125 and Pd-103, the other isotopes currently used in brachytherapy seeds. The table below highlights the key differences of the three isotopes.

Isotope Delivery Over Time
Isotope	Half-Life	Energy	90% Dose
Cesium-131	9.7 days	30.4 keV	33 days
Pd-103	17 days	20.8 keV	58 days
I-125	60 days	28.5 keV	204 days

In June 2019, a study was published on long-term follow-up data collected on Cesium-131 as compared to I-125 (Agarwal M., Braccioforte M.H., Amin N., et al. Long Term Results from a Prospective Randomized Trial of 131Cs vs 125I Permanent Prostate Brachytherapy, Brachytherapy: An International Multidisciplinary Journal, May-June 2019). This long-term data with nine-year median follow-up shows comparable long-term biochemical control (prostate-specific antigen recurrence) results between Cesium-131 and Iodine-125 in these patients. The data supports Cesium-131 as an effective long-term solution for these patients and supports Cesium-131 as a viable choice for prostate cancer patients.

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

Brain Cancer Treatment Options

An estimated 23,820 new cases of malignant primary tumors of the brain or spinal cord are expected to be diagnosed in 2019. About 17,760 people are expected to die from brain and spinal cord tumors in 2019. (American Cancer Society, 2019). In addition to primary tumors, metastasis of brain tumors from other body sites are estimated at over 65,000 new cases per year. The chance that a person will develop a malignant tumor of the brain or spinal cord is about 1 in 143 for a man and 1 in 185 for a woman. These numbers would be much higher if benign tumors were also included. (American Cancer Society, 2019).

On July 6, 2018, the Company and GT Med Tech received FDA 510(k) regulatory clearance for the brachytherapy technology, known as GammaTile™ Therapy that incorporates proprietary Cesium-131 seeds within customizable collagen-based carriers for the treatment of recurrent brain tumors. Isoray Medical and GT Medical Technology had previously executed a collaborative development agreement and an exclusive ten-year supply agreement for GammaTile™ Therapy. In fiscal year 2019, the Company and GT Med Tech amended and restated the manufacturing and supply agreement which now expires in April 2029. The amended agreement requires GT Med Tech to provide on a monthly basis a twelve-month rolling forecast.  The first calendar month of each rolling forecast becomes a binding purchase order and the remaining eleven months are a non-binding forecast.  The amended agreement also adjusted some pricing due to updated procedures, allows GT Med Tech to move the loading of the GammaTile™ to another non-Company facility provided GT Med Tech continues to purchase Cesium-131 seeds exclusively from the Company, and also governs how GammaTile™ process improvement projects will be scoped and billed. GammaTile™ leverages Cesium-131’s unique ability to deliver a highly targeted dose of intense radiation treatment while limiting radiation exposure to surrounding tissue. In 2016, the Company, in support of GammaTile™, provided assistance throughout the application process to obtain an ICD-10-PCS code.  ICD-10-PCS is a code set designed for use in the hospital inpatient setting in the United States.  ICD-10-PCS codes can be used to identify and track differences in resource consumption, quality, and patient outcomes for different inpatient hospital procedures.  ICD-10-PCS codes are distinguishable from the MS-DRG (Medicare Severity-Diagnosis Related Group) codes that are commonly used to assign payment levels to inpatient hospital admissions for use by Medicare and other health care insurers.

The Centers for Medicare & Medicaid Services (CMS) established an ICD-10-PCS code for GammaTile™, 00H004Z (insertion of radioactive element, Cesium-131 implant into brain, open approach).  CMS also mapped GammaTile™’s ICD-10-PCS code to DRG 023.  DRG 023 is the highest paying DRG for craniotomy procedures.  Along with Medicare, Commercial Carriers and many Medicaid programs use the ICD-10-PCS and DRG code sets, including DRG 23.

In addition to the traditional coding and reimbursement mechanisms, there is an additional mechanism under Medicare to help ensure that adequate payment is made for new medical services and technologies in the hospital inpatient setting. This mechanism is called “New Technology Add-on Payment” or “NTAP.”  CMS may grant NTAP status to technologies that meet a set of criteria, including requirements involving newness, cost, and whether the product results in a substantial clinical improvement in comparison to existing therapies. Under NTAP, hospitals can receive additional reimbursement when treating Medicare beneficiaries with the new technology during the initial two or three years that the product is on the market. The rules governing NTAP eligibility and processes are described in greater detail on the CMS website and in notices that are published from time-to-time in a government publication called the Federal Register.

GT Med Tech applied to CMS for NTAP status for GammaTile™. In August 2019, CMS concluded that the Agency would not approve NTAP status for GammaTile™.  We cannot predict the likelihood of whether CMS may make a favorable decision in the future if GT Med Tech decides to continue pursuing NTAP status.  Based on the NTAP rules and the initial date of clearance for GammaTile™ by the U.S. Food and Drug Administration, we anticipate that GammaTile™ would remain eligible to re-apply for NTAP status that would take effect during the 2021 federal fiscal year (October 1, 2020 through September 30, 2021).

We are not aware of anything in the CMS notice from August 2019 on NTAP status or otherwise that would suggest any changes are forthcoming for the mapping of the GammaTile™ procedure to DRG 023 for reimbursement purposes.  We cannot predict with certainty whether or how the Medicare program may revise its coding or reimbursement policies in the future.

Despite the lack of an NTAP code, GT Med Tech has reimbursement for GammaTile™ under ICD-10PCS-00H004Z and MS-DRG 023 which reimburses hospitals in the inpatient setting and will continue to roll out its sales and marketing strategy for release of GammaTile™. Since January 2019, GammaTile™ Therapy has been in a limited market release and total revenues from sales to GT Med Tech have been nominal. GT Med Tech has indicated it intends to increase sales and marketing efforts during the Company’s fiscal year 2020, but there is no assurance that this will occur.

In addition to GammaTile™ Therapy, the Company’s customers can also use braided strands containing Cesium-131 brachytherapy seeds for the treatment of brain cancer. Cesium-131 brachytherapy seeds deliver 90% of their dose in 33 days and are therefore well-suited to use with bioabsorbable mesh, single seed applications, implantable strands, and by implantable device.

Gynecological Cancer Treatment Options (Cervical, Vaginal and Vulvar Cancer)

An estimated 24,590 new cases of cervical (13,170), vaginal (5,350) and vulvar (6,070) cancers are expected to be diagnosed in the United States in 2019. A combined estimate of 6,960 deaths are expected to occur from cervical, vaginal and vulvar cancers in the United States in 2019 (American Cancer Society, 2019). In addition to brachytherapy to treat gynecological cancers such as cervical, vaginal and vulvar cancers, other treatment options include surgery, laser surgery, radiation therapy, chemotherapy, and topical treatments.

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

Head and Neck Cancer Treatment Options

An estimated 53,000 new cases of head and neck cancer are expected to be diagnosed in the United States in 2019. (American Cancer Society, 2019).

Surgery is the most common option to treat head and neck cancers. Chemotherapy is often used in conjunction with surgery or radiation therapy depending on the type and stage of the cancer. External beam radiation therapy and brachytherapy have been used together or in combination with surgery or chemotherapy. Immunotherapy is a newer treatment option for advanced or recurrent cancer (American Cancer Society, 2019).

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

Management believes Cesium-131 brachytherapy seeds continue to represent an improved approach to brachytherapy treatment of specific head and neck cancers.

Lung Cancer Treatment Options

An estimated 228,150 new cases of lung cancer are expected in 2019, accounting for 13% of all cancer diagnoses in the United States. Approximately 24% of all cancer deaths are from lung cancer and it accounts for the most cancer related deaths in both men and women in the United States. An estimated 142,670 deaths will result from lung cancer in 2019. (American Cancer Society, 2019).

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

Our Strategy

The key elements of Isoray’s strategy for fiscal year 2020 includes:

Continue to Invest in Sales and Marketing Development Activities. Prostate cancer treatment represents the original and core business for the Company’s Cesium-131 product. With long-term follow-up data relating to biochemical (PSA) control of prostate cancer now presented to the prostate cancer field, Isoray plans to aggressively increase the number of centers using Cesium-131 through its direct sales force and through its international distributors. Because intermediate- to long-term follow-up data is required to convince clinicians and patients to consider any particular therapy for localized prostate cancer, the availability of long-term data with Cesium-131 in the treatment of prostate cancer represents a significant milestone. Isoray hopes to capture much of the incremental market growth if and when seed implant brachytherapy recovers market share from other treatments, take market share from existing competitors, and expand the use of Cesium-131 as a dual therapy option where it has experienced success. In 2016, the Company started its aggressive sales and marketing approach by hiring industry sales and marketing veterans to assist in this market development effort, including the hire in March 2016 of a Vice-President of Sales and Marketing and Marketing support personnel, who have developed and continue to develop a comprehensive strategy to expand the presence of the Company’s Cesium-131 products in the prostate market. In addition, the Company filled its regional sales positions with experienced sales staff from the prostate brachytherapy industry. A redesigned website for Isoray.com was launched in September 2016 that focused its message to specific decision makers including the physician, patient, family and friends. The new website supports management’s focus on the growth of sales from the treatment of prostate cancer and the Company’s efforts to expand into brain, head and neck, gynecological, and other cancers. The Company has invested in direct to consumer marketing campaigns through social media to target potential patients and their family and friends. These efforts have resulted in significant year over year growth in web traffic (50.1% increase in total visitors), new visitors (48.52% increase) and organic search results (71.5% increase in resulting site traffic). The Company believes that an increased digital presence will result in increased awareness about brachytherapy overall, and specifically increased awareness about Cesium-131. Management believes that this increased awareness will ultimately translate to more patients finding a physician with Cesium-131 experience.

Blu Build™ Loader. The Company believes that customers perform prostate brachytherapy procedures via one of several general procedure techniques, including (but not limited to): Pre-plan techniques, Intra-operative techniques, and Real-time techniques. Further, the Company believes that customers are comfortable with their techniques, and want products to facilitate their preferred methods. All of the Company’s competitors provide a set of standard products (including loose seeds, seeds loaded in cartridges, and seeds pre-loaded in needles) to meet the customer needs. Further Theragenics and BD have products that support intra-operative and real-time techniques that allow for stranding or linking seeds together in custom configurations in the operating room. These products allow physicians to gain the benefits of stranded or linked seeds while still allowing for customization to the patient anatomy, as determined at the time of the procedure. The Company believes that approximately 25% of procedures are performed with some level of customization in the operating room.

It is this segment of the market – customers looking to customize their procedures to the anatomy at the time of the procedure – that the Company expects to address with its new Blu Build™ loading device. The Blu Build™ loading device efficiently configures strands in the operating room, allowing the clinician to make determinations about the product configurations with the most recent picture of the patient’s anatomy. The Company believes that this technique may provide advantages in some brachytherapy products and will provide a better solution for this market segment. The Company also believe the efficiency and ease of use of the Blu Build™ loading device will offer an intriguing opportunity for the other 75% of the market.

During fiscal year 2019, the Company released the Blu Build™ loader in a limited market release. Based on feedback from the limited market release, the Company adjusted certain intricacies of the design. This is the first internally developed proprietary delivery device in the Company's history. The Company expects to have a full market release of the Blu Build™ loader during its second quarter of fiscal year 2020, but there is no assurance that this will occur.

Commercialization of GammaTile™ Therapy for the treatment of recurrent brain metastases. The utilization of the GammaTile™ system over the past five years has developed a product with consistent and repeatable results as evidenced by the June 2016 presentation at the Society of Neurologic Oncologists. Management intends to continue to support and facilitate the commercialization of the GammaTile™ Therapy by GT Medical Technologies product.

In January 2018 the Company entered into a Manufacturing and Supply Agreement with GT Med Tech and in April 2019 the Company entered into an Amended and Restated Manufacturing and Supply Agreement with GT Med Tech (collectively the Manufacturing and Supply Agreement). Pursuant to the Manufacturing and Supply Agreement, the Company has agreed to exclusively supply Cesium-131 seeds to be incorporated into the GammaTile™ Therapy and manufacture the GammaTile™ Therapy product for end users designated by GT Med Tech.

In January 2019, GT Med Tech, which is the sole commercial agent of GammaTile™ Therapy, began a limited market release with plans for a full market release in 2020. The Company continues to provide assistance to GT Med Tech for various process improvement projects on a time and materials basis. To date revenues realized from the process improvement projects have been nominal.

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

Support Clinical Research and sustained product development. The publication and presentation of speculative and real-world data contribute to the acceptability of Cesium-131 in the oncologic marketplace. Discussion in the medical-scientific community of established and novel Cesium-131 applications is considered a prerequisite to expansion into untapped markets. The Company structures and supports clinical studies on the therapeutic benefits of Cesium-131 for the treatment of solid tumors and other patient benefits. We are and will continue to support clinical studies with several leading radiation oncologists to clinically document patient outcomes, provide support for our product claims, and compare the performance of our seeds to competing seeds. Isoray plans to sustain long-term growth by implementing research and development programs with leading medical institutions in the U.S. and other countries to identify and develop other applications for Isoray’s core radioisotope technology. The Company has deployed a secure, regulatory environment compliant, online information system capable of large usable databases to participating investigators.

During fiscal year 2019, four presentations were accepted at the annual meeting of the American Society for Radiation Oncology (ASTRO) in October 2018 covering topics related to Cesium-131 treatment of gynecologic cancers, prostate and brain cancers. Four presentations were also made at the 2019 annual meeting of the American Brachytherapy Society in June 2019. The Company will continue to seek to increase the number of reports made to society meetings and the peer reviewed literature in order to seek to enhance the standing of its products in the scientific community.

The Company also continues to consult with noted contributors from the medical physics community and expects that articles for professional journals regarding the benefits of and clinical trials involving Cesium-131 will continue to be submitted.

In addition, the Company continues to support the clinical findings of the various protocols and publications through presentations by respected thought leaders. The Company will continually review and update all marketing materials as more clinical information is gathered from the protocols and studies. Apart from clinical studies and papers sponsored by the Company, several physicians across the country have independently published papers and studies on the benefits of Cesium-131.

Targeted Expansion into International Markets. The Company believes that in addition to a significant domestic market for their products, there exists a potential international demand for Cesium-131. The current global market for permanent prostate brachytherapy is larger than the domestic market. Further, many of the surgical applications the Company is exploring domestically may also have significant international opportunities.

Historically, the Company has placed limited resources towards realizing these international opportunities, instead keeping the focus of expanding our domestic market share. The Company has provided Cesium-131 product, when requested, to certain markets with potential distributors, however, this distribution has been limited. Instead of relying solely on perceived demand by a potential distributor which believes in the viability of the Company’s product in a given country, the Company will continue to consider international markets and only enter those markets based on a potential market meeting some or all of the following criteria:

●

Investigating different geographical markets – In order to maximize return of international investments, the Company will need to understand the regulatory and reimbursement environment, as well as patient and market sizes.

●

Assessing potential physician / patient interest in Cesium-131 – In addition to reviewing the market receptiveness, the Company will work with its existing network of opinion leaders and partners to determine the clinical interest in Cesium-131, and where it may be most appropriate to assess the fit / adoption of Cesium-131.

●

Assessing geographical clinical and capital expense factors – It will be key to understand the alternative therapies available in a given foreign market. For example, in some regions large capital investments are difficult, making the use of permanent brachytherapy more attractive.

●	Identifying potential partners / strategies – The Company will assess if there are strategic partners or other potential strategies for addressing a particular foreign market.

On July 14, 2017, the Company entered into an agreement with a distributor in Russia that provides for the ability to sell the entire product line in the Russian Federation. The agreement has a one-year initial term with two additional one-year terms which automatically renew unless either party invoke their right to terminate earlier under the provisions of the agreement. Although sales have been minimal under this agreement, the two parties elected to have the agreement automatically renew now through July 2020.

On August 1, 2016, the Company entered into an agreement with a distributor in Italy for the territory of Italy and Switzerland, as its prior Italian distribution agreement, with an affiliate of the new distributor, had expired without any sales. The agreement had a one-year initial term with two additional one-year terms which automatically renew unless either party invokes its right to terminate earlier under the provisions of the agreement. The agreement expired August 1, 2019 and was not renewed.

The Company believes that learning more about the different international opportunities will provide a better foundation for its international strategy and potential investments in specific markets.

Cesium-131 Manufacturing Process and Suppliers

Product Overview

Isoray markets the CS-1 Cesium-131 brachytherapy seed for the treatment of prostate cancer, brain cancer, lung cancer, head and neck cancers, gynecological cancer, pelvic/abdominal cancer, and colorectal cancer. The Company intends to market Cesium-131 for the treatment of other malignant diseases as opportunities are identified in the future through the use of existing proven technologies that have received FDA-clearance. The strategy of utilizing existing FDA-cleared technologies reduces the time and cost required to develop new applications of Cesium-131 and deliver them to market.

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

Product Offerings

In addition to providing loose seeds to customers, most brachytherapy manufacturers offer their seed product to the end user packaged in various configurations provided in a sterile or non-sterile package depending on the customer’s preference. These include:

■	Pre-loaded needles (loaded typically with three to five seeds and spacers);

■	Pre-loaded Mick® cartridges (fits the Mick® applicator);
■	Strands of seeds (consists of seeds and spacers in a bioabsorbable rigid “carrier sleeve”);
■	Preloaded strands (strands of seeds loaded into a needle);
■	Pre-loaded braided strands (seeds loaded into a flexible bioabsorbable braided suture);
■	Pre-loaded braided strands attached to bioabsorbable mesh (creates planar implants out of braided sutures and bioabsorbable mesh); and
■	Intraoperative real-time loading device sold as Blu Build™ (loader that allows custom spacer and seed loading).

In fiscal year 2019, the Company delivered approximately 48% of its Cesium-131 seeds to customers configured in Mick® cartridges, approximately 37% of its Cesium-131 seeds configured in stranded and pre-loaded in a needle form, 8% of its Cesium-131 seeds configured in a braided strand form, 3% of its Cesium-131 seeds sold in a loose configuration and the remaining 4% configured in either a pre-loaded in a needle, Blu Build™, or stranded form.

In fiscal year 2012, Isoray obtained a CE mark which allows shipment of seeds loaded into flexible braided strands and flexible strands attached to bioabsorbable mesh into the European Union. During fiscal year 2019, the Company elected to not renew its CE Mark due to no sales activity in the European Union, limited interest in Cesium-131 due to the pricing and reimbursement environment, and changing European Union registration requirements that would have required significant investment into additional clinical trials.

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

In March 2017, BSI conducted its full system inspection and recertification and found no nonconformities to ISO 13485:2003 medical device standards. In April 2018, BSI certified the Company’s successful transition to ISO 13485:2016. This transition moved Isoray’s quality system into the current state of the art Quality Management System per the ISO standard. The Company is subject to a recertification audit by BSI every three years, two annual maintenance audits and one additional unannounced audit during each three-year period for a total of four audits during each three-year period. The Company had its first annual surveillance audit in March 2019. The Company successfully passed the audit with only one minor nonconformance found by BSI, which was subsequently resolved. The Company was recommended for continued certification.

Isotope Suppliers

The Company has identified key reactor facilities in Russia, the U.S., Canada, Poland, Belgium, and South Africa, but is currently solely relying on and has a contract with the Russian suppliers. On December 15, 2016, Medical entered into a new supply contract (the INM Agreement) with The Open Joint Stock Company, Isotope, a Russian company (JSC Isotope). On July 30, 2019, Medical entered into a new supply agreement with JSC Isotope. With this Agreement, Medical can purchase Cesium-131 from the Joint Stock Company, within the quality standards and within the time periods specified, through December 31, 2020.

Due to the planned outage at the INM reactor from November 2017 to July 2018, the Company negotiated an agreement in order to receive supply from the Research Institute of Atomic Reactors (RIAR) during the outage. INM began returned from its planned outage in August 2018. INM will again be the 100% supplier of Russian-sourced Cesium-131 beginning in August 2019 when RIAR begins a planned outage until approximately summer 2020 and management believes that INM will reach a supply on a 50/50 basis with RIAR beginning approximately in the summer 2020.

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

The Company also received irradiated barium from the University of Missouri Research Reactor (MURR), located in the United States. For the fiscal year 2018, approximately eighty percent (80%) of our Cesium-131 was supplied by our Russian supplier and approximately twenty percent (20%) of Cesium-131 was generated by the irradiated barium from MURR. Beginning in the first fiscal quarter of 2019, the Company reduced the amount of Cesium-131 provided by the MURR reactor by approximately 35%. After a thorough review of the capacity and quality of production at the MURR facility, the Company decided not to locate a hot cell there to ramp up domestic production. The Company also determined to terminate its supply agreement with MURR thereby eliminating all domestic suppliers of this critical component of its product and the last shipment of isotope from MURR was received in January 2019. This decision means that the Company has no domestic supply capabilities for Cesium-131, however, with sufficient notice it may issue a purchase order as needed from time to time. Even if Cesium-131 was supplied by MURR, MURR cannot manufacture enough supply to meet the Company’s increasing needs and requires additional cost in processing to meet the Company’s isotope specifications.

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

As the Company has now determined to rely solely on its Russian suppliers, it is critical to rely on a strategy for outages. Management has developed a three-step process to insulate the Company isotope supply from unplanned outages at the Russian supplier. Step One: the Company has transferred its stock of enriched barium to the Russian RIAR reactor as a contingency in the case of an outage at one or both of its current isotope providers or at a new isotope supplier in Russia. Step Two: identifying close-proximity Russian reactors that could irradiate targets to transfer to INM or RIAR for further processing. This provides the Company additional capacity to meet demand. Step Three: the Company is performing due diligence to identify other reactors that can supply isotope.

Quality Controls

In July 2008, Isoray had its baseline inspection by the FDA at its manufacturing and administrative offices in Richland, WA. This inspection was carried out over a five day period during which the investigator performed a complete inspection following Quality Systems Inspection Techniques (QSIT). At the end of the inspection, no report of deviations from Good Manufacturing Practices or list of observations (FDA Form 483) was issued to Isoray. An additional inspection of Isoray was conducted by FDA in April 2013. Again the FDA reported no deviations from Good Manufacturing Practices and did not list any observations (FDA Form 483). In August 2017, the FDA conducted an announced QSIT inspection of the Richland facility and again, did not find any nonconformance to U.S. medical device regulations and did not issue a Form 483.

In October 2015, Isoray underwent an unannounced inspection by British Standards Institution (BSI), Isoray’s representative to the European Union and designator of Isoray’s CE Marks with no nonconformities found. BSI also conducted a microbiologic audit and a surveillance audit in November 2015 and March 2016 respectively. In March 2017, BSI conducted its full system inspection and recertification and found no nonconformities to ISO 13485:2003 medical device standards. In April 2018, BSI certified the Company’s successful transition to ISO 13485:2016. This transition moved Isoray’s quality system into the current state of the art Quality Management System per the ISO standard. The Company had its first annual surveillance audit in March 2019. The Company successfully passed the audit with only one minor nonconformance found by BSI, which was subsequently resolved. The Company was recommended for continued certification.

The Federal Aviation Administration (FAA) also conducted an unannounced audit in May 2016. Because Isoray ships hazardous materials on flights in the U.S., Isoray is subject to regulation by the FAA. No findings were made in this audit.

Regulatory Developments

In July of 2017, the Company received a five-year renewal from the Washington State Department of Health (WA DOH) in response to its application to renew the Company’s Radioactive Materials License. The WA DOH acts as an agent of the U.S. Nuclear Regulatory Commission and grants the Company its ability to receive, inventory and ship radioactive material.

During fiscal year 2019, the Company elected to not renew its CE Mark due to no sales activity in the European Union, limited interest in Cesium-131 due to the pricing and reimbursement environment, and changing European Union registration requirements that would have required significant investment into additional clinical trials. Therefore, as the Company looks at international opportunities to sell Cesium-131 seeds it will focus on those markets outside of the European Union.

Order Processing

The Company applies a just-in-time production process that is responsive to customer input and orders to ensure that individual customers receive a higher level of customer service than received from our competitors who have the luxury of longer lead times due to longer half-life products. Time from order confirmation to completion of product manufacture can be as soon as two working days, including processing and purification of Cesium-131, attachment of isotope to a core, loading and welding of the core into a titanium casing, testing, quality assurance, assembling seeds into delivery devices (i.e. needles, sutures, strands, cartridges, etc.), sterilization and shipping.

It is up to each physician to determine the dosage necessary for implants and acceptable dosages vary among physicians. Many physicians order more seeds than necessary to assure themselves that they have a sufficient quantity. Upon receipt of an order, the Company either delivers the seeds from its facility directly to the physician in either loose, preloaded, or Blu Build™ form and for a couple customers we send the order to an independent preloading service that delivers the seeds just prior to implant. If the implant is postponed or rescheduled, the short half-life of the seeds makes them unsuitable for use and therefore they must be re-ordered.

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

Manufacturing Facility

The Company maintains a production facility located at Applied Process Engineering Laboratory (APEL) in Richland, Washington. The APEL facility became operational in September 2007. The production facility has over 15,000 square feet and includes space for isotope separation, seed production, order dispensing, a clean room for assembly of our product offerings, and a dedicated shipping area. In 2015, the Company entered into a modification to the production facility lease that modified the requirement to return the facility to ground at the time of exit at Company discretion, exercised an extension in 2017 to increase the lease term to April 30, 2021, and reduced the required notice to terminate the lease early from twelve months to six months. In July 2019, the Company entered into another modification of the production facility lease that extends the term to April 20, 2026, maintains the current rental rate through April 2020, and provides for an eighteen month termination notice with an early termination penalty of up to $40,000 which decreases each year.

These lease modifications provide the flexibility required for the Company to plan, design and construct its own production facility, which is expected to reduce operational cash flow requirements and provide for long-term security of production capabilities for the Company. The Company has completed the design process for a new facility and has permit ready plans to build when the Company needs to move into a new facility. The Company does not anticipate building a new facility until the Company either obtains financing to pay for the facility or can finance the facility through its own operations. Management believes that construction of a new facility will take 18 to 24 months to complete from the time that ground is broken.

Sales and Marketing

Marketing Strategy

In fiscal 2019, the Company continued to implement and execute on the established sales and marketing strategy. This strategy involves a more direct focus on the prostate cancer market and existing and new Cesium-131 customers, with a secondary focus on developing opportunities in emerging applications, including brain tumors, gynecological cancers and head and neck tumors. This focus was supported by a complete redesign of the Company brand, website and collateral materials. This effort was initiated in fall 2016. This follows the changes to the sales and marketing team that occurred in 2016, when the Company hired a Vice President of Sales and Marketing, Michael Krachon. Mr. Krachon brought more than twenty years of experience of progressive growth in sales and marketing with the past fifteen years in the brachytherapy market.

Further to support the new marketing strategy, the Company has started the process of reestablishing its medical advisory boards to provide professional input and insight regarding the Company’s current products and research and developments efforts. The boards will vary by cancer type/site and the supporting specialties that treat that cancer. They will include, but not be limited to, radiation oncologists, surgeons, urologists, and physicists. The boards will be a mix of customers and non-customers, which the Company believes will provide increased insight regarding the perception of its products and opportunities to meet the needs of the market. The Company held its first advisory meeting for prostate cancer in September 2016. The Company held its most recent meeting in June 2019 and is planning on continuing this strategy. The Company is looking to continue to build additional advisory boards as the other applications grow in viability.

The market for treatments of localized prostate cancer is very competitive and largely hinges upon two factors: the demonstration of long-term follow-up data that has been presented to the prostate cancer treatment profession and the economic and strategic dynamics of the different therapeutic options. Cesium-131 was introduced to the prostate cancer marketplace more than a decade after Iodine-125 and Palladium-103, and the resulting time for mature clinical data to be developed has proven an obstacle to widespread market acceptance. The time to publish these results is lengthy and includes time to enroll patients in protocols which may take multiple years depending on the size of the enrollment population, time to aggregate the results at five years from the final patient treatment, time to analyze the data and author the article followed by the time for peer review, and publication in a medical journal. The total time for this process may approach a decade from start to publication and these long-term results are just beginning to be published at the end of fiscal year 2019. The first long term data are emerging for Cesium-131 prostate brachytherapy, primarily from The Chicago Prostate Cancer Center.

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

The professional and patient market segments each play a role in the ultimate choice of cancer treatment and the specific isotope chosen for seed brachytherapy treatment. The Company has developed a customized brand message for each audience. The Company’s new website was launched in the fall of 2016 and delivers the message that Cesium-131 is a treatment option for cancers throughout the body. Isoray continues to develop and/or refresh print, visual and digital media (including physician brochures discussing the clinical advantages of Cesium-131, clinical information materials, and digital content for the website and social media awareness efforts). In addition, the Company attends national professional meetings, including:

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

Because of this consumer-driven market factor, we also promote our products directly to the general public. We target the prostate cancer patient, his spouse, family, care givers and loved ones. We emphasize to these segments the specific advantages of the Cesium-131 brachytherapy seed through our website (located at www.Isoray.com), patient advocacy efforts, informational patient materials and patient testimonials, other awareness efforts through social media channels, and advertisements in specific markets supporting brachytherapy. None of our websites should be considered a part of this Report. Over the past year, the Company has continued to increase its efforts to raise awareness about Cesium-131 and Isoray Medical. One key method we have pursued for this is to increase our digital footprint, with consistent updates to our website and outreaches through social media, including Twitter, LinkedIn and Facebook. These efforts have resulted in significant year over year growth in web traffic (50.1% increase in total visitors), new visitors (48.52% increase) and organic search results (71.5% increase in resulting site traffic). The Company believes that an increased digital presence will result in increased awareness about brachytherapy overall, and specifically increased awareness about Cesium-131. Management believes this increased awareness should ultimately translate to more patients finding a physician with Cesium-131 experience.

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

The sales organization is fully committed to and is in the process of executing the commercial plan for the development of new sales materials, training materials, and website assistance. Further, the marketing team supports the development of the company brand. Finally, the sales organization continues to work with the Research and Development team to help in the development of new products and advancements to support customer brachytherapy needs.

The Company expects to continue to explore the opportunity to extend its customer base outside the U.S. market through use of established distributors in target markets of other countries. As of September 2019, the Company had independent distributors in Russia and Peru. The Company’s initial focus on the international markets was for the sale of the GliaSite ® RTS, which was discontinued in March 2016. This has shifted to targeted prostate and gynecological centers in the targeted markets. Although it has international distribution agreements in place, the Company continues to experience difficulties in generating sales of Cesium-131 products through its international distributors. In addition, the Company’s decision to not renew its CE mark during fiscal year 2019 will limit its ability to sell to countries within the European Union.

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

As noted above, there are currently two different methodologies for CMS payment. The first, the out-patient setting, includes prostate brachytherapy, and a limited range of other procedures, including some gynecological implants, and as such, is covered by the CMS Outpatient Prospective Payment System, which since 2010 has provided a fixed reimbursement per seed for stranded and loose seeds. Iodine, Palladium and Cesium each have their own reimbursement values for stranded and loose seeds. If reported correctly when seeds are submitted for payment to CMS, providers are reimbursed at a flat rate that is determined by median costs of the seeds.  CMS has generally continued its historical trend of declining year over year reimbursement with few exceptions. Private insurance companies have historically followed the CMS reimbursement policies. The Company expects that CMS will continue its annual review of payments provided as reimbursement for our various products.

The other payment method is for in-patient procedures, where the patient remains in the hospital for more than 24 hours. Lung, brain and head and neck implant procedures utilizing brachytherapy sources require the patient to be admitted to the hospital. In-patient procedures are covered by CMS which remits a set amount depending on the type of surgery being performed and the complexity of the surgery. Under this Diagnostic Related Group (DRG) system, the hospital pays for all the items involved in the care of the patient excluding physician fees. The brachytherapy seeds in these in-patient cases are not paid for separately by CMS, but rather included as part of the DRG payments from CMS. Because the Company’s seeds may not be reimbursed by CMS, there can be difficulty in convincing hospitals to use the Company’s products. The Company contracted with a reimbursement consultant in April of 2016 to review opportunities to establish incremental reimbursement from CMS for in-patient care for brachytherapy. In September 2019, the Company submitted for an additional ICD-10-PCS code for other surgical procedures and is currently waiting on CMS’s response. The Company plans on considering additional applications for ICD-10-PCS codes for in-patient brachytherapy treatments in the future. Receipt of additional ICD-10-PCS codes in the future for brachytherapy applications will assist in the sales to hospitals and institutions that currently are not reimbursed for brachytherapy radiation for in-patient care. Management believes the lack of incremental reimbursement by CMS and private insurers for brachytherapy placed at the time of surgery rather than delivered at a point in time following surgery may be impeding the faster and broader adoption of in-patient brachytherapy.

In July 2019, CMS proposed a significant change to the way Medicare currently pays for radiation services in an out-patient setting. If this change proposed by CMS is enacted, the Radiation Oncology Alternative Payment Method (RO APM) would provide for a single, bundled payment for a 90-day episode of radiation therapy including LDR brachytherapy, IMRT, SBRT, proton therapy, and HDR brachytherapy. The RO APM proposal would apply the same payment levels to services provided in physician offices, free-standing centers, and hospital outpatients and would be mandatory for approximately forty percent of the facilities in the United States. In addition, certain surgical codes are included in the bundled payment such as those for gynecological treatments. This CMS proposal for a revised payment includes brachytherapy sources which contradicts the current Congressional mandate to provide separate payment for brachytherapy sources. All comments regarding the RO APM were due to CMS by mid-September 2019 and the Company submitted its comments prior to the deadline. The final rule could become effective for calendar year 2020 if CMS proceeds with little or no changes to the proposed RO APM. Management is currently evaluating the impact that RO APM would have if implemented as currently written.

GT Med Tech filed an application for a New Technology Add-on Payment (NTAP) to the Center for Medicare and Medicaid Services (CMS) seeking reimbursement for the GammaTile™ treatment in the in-patient setting. In August 2019, CMS issued a ruling that GammaTile™ Therapy was not approved for an NTAP. Despite the lack of an NTAP code, GT Med Tech has reimbursement for GammaTile™ under ICD-10PCS-00H004Z and MS-DRG 023 which reimburses hospitals in the inpatient setting and will continue to roll out its sales and marketing strategy for release of GammaTile™.

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

Financial Information About Geographic Areas

All of the Company’s long-lived assets are located in the United States. Revenue by geographic region is based on the shipping addresses of the Company's customers. The following summarizes revenue by geographic region:

	For the year ended June 30,
	2019	2018	2017
United States	99.36%	99.33%	99.94%
Non – United States	0.64%	0.67%	0.06%
Total	100.00%	100.00%	100.00%

Other Information

Customers

The following are the Company’s top three customers, facilities or physician practices that utilize multiple surgical facilities at which primarily prostate brachytherapy procedures are performed, which accounted for approximately 35.2% of the total Company sales for the twelve months ended June 30, 2019:

Facility	Location	% of revenue
El Camino, Los Gatos, and other facilities[1]	Northern CA	22.1%
Longview Regional Medical Center, and other facilities	TX	7.4%
University of Pittsburg Medical Center – Mercy	PA	5.7%
Total		35.2%

1.

The head of the single largest physician practice also serves as the Company’s medical director. As the medical director, this physician advises the Company Board of Directors and management, provides technical advice related to product development and research and development, and provides internal training to the Company sales staff and professional training to our sales staff and to other physicians. Revenue from this practice increased by $183,000 in the year ended June 30, 2019 when compared to the year ended June 30, 2018. This increase was due to the addition of new centers located by the regional manager and within the practice range of the medical director.

The loss of either the single largest physician practice or a combination of the other significant facilities and customers could have a material adverse effect on the Company’s revenues, which would continue until the Company located new customers to replace them. There can be no assurance this would occur in a timely manner or at all.

Advanced Radiation Centers of NY was a top three customer in fiscal year 2018. While not a top three customer in fiscal year 2019, Advanced Radiation Centers of NY is still a substantial customer.

Proprietary Rights

The Company relies on a combination of patent, copyright and trademark laws, trade secrets, software security measures, license agreements and nondisclosure agreements to protect its proprietary rights. Some of the Company’s proprietary information may not be patentable.

Our management believes that certain aspects of the Isoray seed design and construction techniques are patentable innovations. These innovations resulted in a patent granted by the USPTO under Patent Number 7,410,458, in August 2008, with an expiration date of December 5, 2025. Certain methodologies regarding isotope production, separation, and seed manufacture are retained as trade secrets and are embodied in Isoray’s procedures and documentation. Four patents have been granted by the USPTO relating to methods of deriving Cesium-131 developed by Isoray employees: Patent Number 7,479,261, with an expiration date of April 6, 2027; Patent Number 7,531,150, with an expiration date of July 13, 2027; Patent Number 7,316,644, with an expiration date of August 5, 2025; and Patent Number 7,510,691, with an expiration date of July 19, 2027. One patent has been granted by the USPTO relating to a device for loading brachytherapy seeds: Patent Number 10,328,278, with an expiration date in October 2038. The Company has two patents that were issued on April 23, 2014 and are effective in Canada (Canada 2576907 and 2571349). The Company has patents granted in the Russian Federation which expire at various times in 2024 and 2025. The Company has a single patent granted in each of the Netherlands and India that both expire on June 22, 2025. The Company has a single patent pending in the EU and Hong Kong. The Company is continuing its efforts to develop and patent additional methods of deriving Cesium-131 and other isotopes.

There were specific conditions attached to the assignment of the Cesium-131 Trust patent from the late Lane Bray. In particular, the associated Royalty Agreement provided for 1% of gross profit payment from seed sales to Lane Bray and 1% of gross profit from any use of the Cesium-131 process patent for non-seed products. If Isoray reassigned the Royalty Agreement to another company, these royalties increased to 2%. The Royalty Agreement had an anti-shelving clause that required Isoray to return the patent if Isoray permanently abandoned sales of products using the invention. During fiscal years 2019 and 2018, the Company recorded royalty expense of $33,000 and $27,000, respectively, related to this patent. The patent expired in April 2019 and no royalties were paid on sales after the expiration of the patent. The Company has changed and improved its processes over time and was only using a small part of the methodology described in the patent at the time of its expiration.  While others can now use the methodologies described in the patent without infringing, management believes that its proprietary processes covered either by other valid patents or by know-how still provide some barriers to entry for anyone wanting to produce a Cesium-131 brachytherapy seed and also allow the Company to more efficiently manufacture Cesium-131 brachytherapy seeds than using the methods listed in the expired patent.

Research and Development

During the two-year period ended June 30, 2019, Isoray and its subsidiaries incurred approximately $3.22 million in costs related to research and development activities. The Company expects to continue ongoing research and development activities for the foreseeable future. Chief among R&D expenditures in fiscal year 2019 were new product development (Blu Build™ loader, GammaTile™ and others) and the support of clinical research studies that are accumulating data on the subjects of prostate, brain and head and neck cancers. Other clinical research, including the study of Cesium-131 in the treatment of gynecological and other cancers, are currently funded by sources other than the Company.

Government Regulation

The Company’s present and future intended activities in the development, manufacture and sale of cancer therapy products are subject to extensive laws, regulations, regulatory approvals and guidelines. Within the United States, the Company’s therapeutic radiological devices must comply with the U.S. Federal Food, Drug and Cosmetic Act, which is enforced by the U.S. Food and Drug Administration (FDA). The Company is also required to adhere to applicable FDA Quality System Regulations, also known as the Good Manufacturing Practices, which include extensive record keeping and periodic inspections of manufacturing facilities. The Company’s predecessor obtained FDA 510(k) clearance in March 2003 to market its Cesium-131 seed for the treatment of localized solid tumors and other malignant disease and Isoray obtained FDA 510(k) clearance in November 2006 to market preloaded brachytherapy seeds and in August 2009 for preloading flexible braided strands and bioabsorbable mesh. In July 2018 the Company obtained 510(k) clearance for the GammaTile™ Therapy which it subsequently transferred to GT Med Tech per the Collaborative Development Agreement executed in March 2017.

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

In support of the Company’s global strategy to expand marketing to Russia and other strategic countries, the Company determined in FY 2018 it needed to migrate to the ISO 13485:2016 standard. In April 2018, BSI certified the Company’s successful transition to ISO 13485:2016. This transition moved Isoray’s quality system into the current state of the art Quality Management System per the ISO Medical Device Quality Management System standard. It was imperative that the Company complied with ISO 13485:2016 by end of February 2019 in order to maintain its CE Marks. During the fiscal year 2014, the CE Mark was renewed for an additional five years. However, during fiscal year 2019, the Company elected to not to renew its CE Mark due to no sales activity in the European Union, limited interest in Cesium-131 due to the pricing and reimbursement environment, and changing European Union registration requirements that would have required significant investment into additional clinical trials.

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

Employees

As of September 19, 2019, Isoray employed 43 full-time individuals. The Company’s future success will depend, in part, on its ability to attract, retain, and motivate highly qualified sales, technical and management personnel. From time to time, the Company may employ independent consultants or contractors to support its research and development, marketing, sales, accounting and administrative organizations. None of the Company’s employees are represented by any collective bargaining unit. On September 19, 2019, the Company employed six direct sales people.

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

Management believes the Company’s patented Cesium-131 separation process is likely to provide a sustainable competitive advantage and maintain the Company as the sole producer of medical Cesium-131. Production of Cesium-131 also requires specialized facilities that represent high cost and long lead time if not readily available. In addition, a competitor would need to develop a method for isotope attachment and seed assembly, would need to conduct testing to meet NRC and FDA requirements, and would need to obtain regulatory clearances before marketing a competing device. Best Medical received FDA 510(k) clearance to market a Cesium-131 seed on June 6, 1993 but to date, twenty-six years later, have not produced any products for sale.

The permanent brachytherapy seed market includes companies that manufacture and/or distribute Cesium-131, Iodine-125 (I-125) and Palladium-103 (Pd-103). The Company believes the performance characteristics of Cesium-131, specifically the shorter half-life and higher energy than either Pd-103 or I-125, will ultimately prove to be advantageous. Both other permanent brachytherapy isotopes, I-125 and Pd-103 were introduced to the market prior to Cesium-131, allowing many customers to become comfortable with the performance of both isotopes and requiring the Company to overcome these preferences to convert customers to Cesium-131.

Key competitors who provide permanent prostate brachytherapy products include: Theragenics Corporation, Becton-Dickinson (formerly C. R. Bard), IsoAid, and Best Medical. While none of these companies publicly report specific information about their brachytherapy business, the Company believes the following about their product offerings and market positions:

●

Theragenics Corporation introduced Pd-103 into the market approximately 20 years ago. They are the market leader in Pd-103 production. In the 2000’s, Theragenics introduced their own I-125 product. They deliver product in a variety of configurations, include products that allow for intra-operative needle preparation and stranding. They also provide product (primarily I-125) for international distribution. The majority of their brachytherapy sales are for prostate treatment. They manufacture Pd-103 for Becton Dickinson.

●

Becton-Dickinson (“BD”, Previously C. R. Bard) manufactures their own I-125 and distribute Pd-103 from Theragenics. They are a prior market leader, and historically focused on dedicated delivery devices to support different physician procedure techniques. They continue to distribute I-125 internationally, with the majority of their brachytherapy sales for prostate treatment.

●

IsoAid manufactures both I-125 and Pd-103, with a focus on domestic prostate brachytherapy customers. They have focused on providing seeds to customers in standard configurations. The Company does not believe that IsoAid offers a product for intra-operative needle preparation and stranding.

●

Best Medical manufactures both I-125 and Pd-103, with a focus on domestic prostate brachytherapy customers. They have focused on providing seeds to customers in standard configurations. The Company does not believe that Best Medical offers a product for intra-operative needle preparation and stranding.

The Company believes that customers perform prostate brachytherapy procedures via one of several general procedure techniques, including (but not limited to): Pre-plan techniques, Intra-operative techniques, and Real-time techniques. Further, the Company believes that customers are comfortable with their techniques and want products to facilitate their preferred methods. All of the above competitors provide a set of standard products (including loose seeds, seeds loaded in cartridges, and seeds pre-loaded in needles) to meet the customer needs. Theragenics and BD have products that support intra-operative and real-time techniques that allow for stranding or linking seeds together in custom configurations in the operating room. This allows physicians to gain the benefits of stranded or linked seeds while still allowing for customization to the patient anatomy, as determined at the time of the procedure. The Company believes that approximately 25% of procedures are performed with some level of customization in the operating room.

It is this segment of the market – customer looking to customize their procedures to the anatomy at the time of the procedure – that the Company expects to address with their new Blu Build™ loading device. The Blu Build™ loading device will efficiently configure strands in the operating room, allowing the clinician to make determinations about the product configurations with the most recent picture of the patient’s anatomy. The Company believes that this technique may provide advantages in some brachytherapy products and will provide a better solution for this market segment. The Company also believes the efficiency and ease of use of the Blu Build™ loading device will offer an intriguing opportunity for the other 75% of the market. Blu Build™ was sold in a limited market release during fiscal year 2019 as the Company worked to refine the loader before wide-spread distribution. The Company anticipates a full market release of Blu Build™ in the first half of fiscal year 2020, but there is no assurance this will occur.

The Company’s brachytherapy products used in non-prostate applications typically compete with temporary (high dose-rate, HDR) and external beam radiation therapy (EBRT), which can be provided as conventional or intensity modulated radiation therapy, or as stereotactic radiosurgery, a technique that delivers high doses of radiation to a target in a much lower number of sessions than other forms of EBRT. Manufacturers of EBRT equipment include Varian Medical Systems, Siemens Healthcare, Elekta AB, and Accuray Incorporated, among others.

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

Risks Related to Our Industry and Operations

Our Revenues Depend Upon One Product with Multiple Applications. Our revenues depend solely upon the successful production, marketing, and sales of the Cesium-131 brachytherapy seed in its various delivery formats. The rate and level of market acceptance of this product varies depending on the perception by physicians and other members of the healthcare community of its safety and efficacy as compared to that of competing products, if any; the clinical outcomes of the patients treated; the effectiveness of our sales and marketing efforts or those of our distributors in the United States, the Russian Federation, and Peru; any unfavorable publicity concerning our product or similar products; our product’s price relative to other products or competing treatments; any decrease in current reimbursement rates from the Centers for Medicare and Medicaid Services or third-party payers; regulatory developments related to the manufacture or continued use of the product; availability of sufficient supplies of barium for Cesium-131 seed production; ability to produce sufficient quantities of Cesium-131; the ability of physicians to apply the correct dosage of seeds and avoid excessive levels of radiation to patients; and the ability to use this product to treat multiple types of cancers in various organs. Because of our reliance on this product as the sole source of our revenue, any material adverse developments with respect to the commercialization of this product may cause us to continue to incur losses rather than profits in the future.

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

In 2019, CMS proposed a significant change to the way Medicare currently pays for radiation services.  If this change proposed by CMS is enacted, the Radiation Oncology Alternative Payment Method (RO APM) would provide for a single, bundled payment for a 90-day episode of radiation therapy including LDR brachytherapy, IMRT, SBRT, proton therapy, and HDR brachytherapy.  The RO APM proposal would apply the same payment levels to services provided in physician offices, free-standing centers, and hospital outpatients and would be mandatory for approximately forty percent of the facilities in the United States.  In addition, certain surgical codes are included in the bundled payment such as those for gynecological treatments.  This CMS proposal for a revised payment structure includes brachytherapy sources which contradicts the current Congressional mandate to provide separate payment for these brachytherapy sources.  The final rule could become effective for  part or all of calendar year 2020.  The RO APM could prove beneficial to the Company if clinics and physicians transition to brachytherapy options and away from more expensive IMRT and other non-brachytherapy options. However, if clinics and physicians determine to use less costly iodine brachytherapy this would have a negative impact on the Company as the costs of our Cesium-131 seeds are higher than iodine seeds. Management does not know what effect the RO APM once implemented may have on our business, financial condition, or results of operations as the proposed RO APM reimbursement structure may be revised before it is adopted and if not revised it is difficult to determine the impact on our Company until our customers determine how they intend to proceed.

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

In-patient procedures are covered by CMS and hospitals are paid based on the type and complexity of the surgery. These procedures are done as part of a Diagnostic Related Group or DRG system under which the hospital pays for all items involved in the care of the patient exclusive of the physician fees. Hospitals are less receptive to treatments which require out of pocket costs such as procedures we use for certain non-prostate applications. Certain of our DRG reimbursement amounts coupled with out-of-pocket costs imposed on hospitals make some of our non-prostate procedures not financially viable. We rely on our reimbursement consultant to assist us to improve the rate of reimbursement so that our product reimbursement will create greater incentives to be used. There is no assurance we will obtain the increase necessary to keep certain procedures viable and improve the margins of others.

Historically, private insurers have followed Medicare guidelines in establishing reimbursement rates. However, third-party payers are increasingly challenging the pricing of certain medical services or devices, and we cannot be sure that they will reimburse our customers at levels sufficient for us to maintain favorable sales and price levels for our product. There is no uniform policy on reimbursement among third-party payers, and we can provide no assurance that our product will continue to qualify for reimbursement from all third-party payers or that reimbursement rates will not be reduced. A reduction in or elimination of third-party reimbursement for treatments using our products would have a material adverse effect on our revenues.

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

Although Cleared To Treat Any Malignant Tissue, Our Product Is Primarily Used To Treat A Single Type Of Cancer Which Is In A Flat Market. Currently, the Cesium-131 seed is used almost exclusively for the treatment of prostate cancer (approximately eighty-nine percent of our sales). We have been treating brain cancer which amounted to approximately six percent of our sales, gynecological cancer which amounted to approximately one percent of our sales, head and neck cancer which amounted to approximately one percent of our sales, lung cancer which amounted to approximately one percent of our sales, and other cancers including pelvic cancer and colorectal cancer that combined constituted approximately one percent of our sales in fiscal year 2019. Management believes the Cesium-131 brachytherapy seed will continue to be used to treat other types of cancers as the Company identifies existing delivery systems that can be utilized or develops new delivery methods for the product, however these delivery systems may not prove as effective as anticipated. Management believes that clinical data gathered by select groups of physicians under treatment protocols specific to other organs will be needed prior to widespread acceptance of our product for treating other cancer sites. If our current and future products do not become accepted in treating cancers of other sites, our sales will continue to depend primarily on treatment of prostate cancer, a market with increasing competition and ongoing loss of market share by all brachytherapy products.

Unfavorable Industry Trends In The Prostate Market. In February of 2009, noted urologists announced at a medical conference that prostate specific antigen (PSA) testing was not as necessary as previously believed. Their statements were widely publicized. Even though the past four fiscal years have shown improvements in the Company’s prostate revenues, since the U.S. Preventive Services Task Force (USPSTF) recommendation in 2012 to no longer routinely conduct prostate exams, the market for all prostate procedures has dramatically declined. This recommendation has led to substantial declines in PSA screenings. In addition, there has been an increase in “active surveillance,” a practice where no immediate medical treatment is provided but the physician and patient closely monitor the patient’s cancer for signs that the cancer is growing. We believe that declines in PSA screenings have led to a decline in the number of men diagnosed with prostate cancer, which in turn leads to a decline in the number of procedures to treat prostate cancer, including brachytherapy procedures. An increase in the proportion of men diagnosed with prostate cancer but not seeking immediate medical treatment ultimately also leads to a decline in the number of procedures to treat prostate cancer. In 2017, the USPSTF changed its recommendation from advising against screening to the position that the decision for men between 55 and 69 to undergo PSA-based screening should be made by a man in consultation with his doctor (https://screeningforprostatecancer.org/). This change may have contributed to an increased incidence of screening (and therefore more prostate cancer cases) as opposed to an unscreened population.

Also, the emergence of IMRT as the preferred treatment alternative as a result of a much higher reimbursement rate to physicians compared to brachytherapy treatments has resulted in declining market share for brachytherapy treatment. In fiscal 2019, each of these factors continued to impact the performance of the Company in the prostate market and the industry as a whole and there is no assurance that they will not continue to impact sales of the Company in the prostate market through fiscal 2020.

We Rely Heavily On Three Customers. Approximately thirty-five percent (35%) of the Company’s revenues are dependent on three customers and approximately twenty-two percent (22%) on one customer. The loss of any of these customers would have a material adverse effect on the Company’s revenues which may not be replaced by other customers particularly as these customers are in the prostate sector which is facing substantial competition from other treatments.

We Rely Heavily On A Limited Number Of Suppliers. Our Most Critical Suppliers Are In Russia And We Periodically Must Rely Solely On One Supplier From Time to Time. Some materials used in our product are currently available only from a limited number of suppliers. Beginning in the third quarter of fiscal year 2019, all of our Cesium-131 was supplied through JSC Isotope from a reactor located in Russia. Our current contract terminates on December 31, 2020. Management will seek to negotiate favorable pricing at each contract extension but there is no assurance as to the outcome of these negotiations. On August 25, 2017, the Company executed a consignment inventory agreement with MedikorPharma-Ural LLC (“Medikor”) to process the Company’s enriched barium at another nuclear reactor in Russia beginning in November 2017. The term of the consignment agreement is 10 years. Our source of supply of Cesium-131 from Russia is historically produced using one of two nuclear reactors which supply the irradiation needed for Cesium-131 production. One of the Russian nuclear reactors was shut down from December 2017 till August 2018, and the other Russian nuclear reactor is scheduled to be shut down for much of 2019 into early 2020. As a result of these scheduled shutdowns, only one of the Company’s historic Russian suppliers of Cesium-131 will be available during these periods. Medikor, located in Russia, is using the barium carbonite consigned by the Company to contract with a third-party manufacturer to produce and supply Cesium-131 to the Company. This arrangement has the effect of minimizing the impact on the Company of the planned temporary shutdown of the nuclear reactors that serve as its sources of Cesium-131 from Russia. Previously, about twenty percent (20%) of our isotope supply came from the domestic MURR facility. In early fiscal 2019, the Company terminated its supply agreement with MURR thereby eliminating all domestic suppliers of this critical component of its product. This decision means that the Company has no domestic supply capabilities for Cesium-131. Management believes that with sufficient notice it may still obtain a supply of Cesium-131 from MURR but there is no assurance as to the availability and timing of fulfillment if needed. Even if Cesium-131 was supplied by MURR, MURR cannot manufacture enough supply to meet the Company’s increasing needs and requires additional cost in processing to meet the Company’s isotope specifications.

Reliance on any single supplier increases the risks associated with concentrating isotope production at a single reactor facility which can be subject to unanticipated shutdowns and political or civil unrest. Failure to obtain deliveries of Cesium-131 from multiple sources could have a material adverse effect on seed production and there may be a delay before we could locate alternative suppliers beyond the two reactors we currently use and one which is currently available.

We may not be able to locate additional suppliers outside of Russia capable of producing the level of output of Cesium at the quality standards we require. Additional factors that could cause interruptions or delays in our source of materials include sanctions placed on financial transactions with Russian banking institutions; limitations on the availability of raw materials or manufacturing performance experienced by our suppliers; or a breakdown in our commercial relations with one or more suppliers. Some of these factors may be completely out of our and our suppliers’ control.

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

Failure Of Any Clinical Studies Or Third-Party Assessments To Demonstrate Desired Outcomes In Proposed Endpoints May Reduce Physician Usage Or Result In Pricing Pressures That Could Have A Negative Impact On Business Performance. We support third party clinical studies designed to test a variety of endpoints associated with product performance and use across a number of applications. If, as a result of poor design, implementation or otherwise, a clinical study conducted by us or others fails to demonstrate statistically significant results supporting performance or use benefits or comparative cost effectiveness of our product, physicians may elect not to use our product as a treatment for conditions that may benefit from them. Furthermore, in the event of an adverse clinical study outcome, our product may not achieve “standard-of-care” designations, where they exist, for the conditions in question, which could deter the adoption of our product. Also, if serious device-related adverse events are reported during the conduct of a study it could affect continuation of the study, product approval and product adoption. If we are unable to develop a body of statistically significant evidence from our clinical study program, whether due to adverse results or the inability to complete properly designed studies, domestic and international public and private payers could refuse to cover our product, limit the manner in which they cover our product, or reduce the price they are willing to pay or reimburse for our product. In the case of a pre-approval study or a study required by a regulatory body as a condition of clearance or approval, a regulatory body can revoke, modify or deny clearance or approval of the study and/or the product in question.

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

Our Industry Is Intensely Competitive. The medical device industry is intensely competitive. We compete with both public and private medical device, biotechnology and pharmaceutical companies that have been in existence longer than we have, have a greater number of products on the market, have greater financial and other resources, and have other technological or competitive advantages. As physicians migrate to medical devices such as external beam radiation and robotic surgery that have a much higher capital cost to repay and higher profit margins, this puts increasing pressure on all brachytherapy products to compete regardless of superior treatment results. The market share for brachytherapy continues to decline as a result of this pressure from increasing usage by oncologists of external beam radiation. In addition, centers that wish to offer the Cesium-131 seed must comply with licensing requirements specific to the state, province, and/or country in which they do business and these licensing requirements may take a considerable amount of time to comply with. Within the brachytherapy industry itself, our Cesium-131 seed is more expensive and receives less favorable reimbursement in many cases than use of iodine.  Therefore, when physicians use a brachytherapy product many third party reimbursement plans provide more favorable economic incentives to use an iodine product rather than use our Cesium-131 seed. Certain centers may choose not to offer our Cesium-131 seed due to the time required to obtain necessary license amendments. We also compete with academic institutions, government agencies, and private research organizations in the development of technologies and processes and in acquiring key personnel. Although we have patents granted and patents applied for to protect our isotope separation processes and Cesium-131 seed manufacturing technology, we cannot be certain that one or more of our competitors will not attempt to obtain patent protection that blocks or adversely affects our product development efforts. Radiation therapy is a key element of cancer treatment, and is delivered as external beam radiation therapy (EBRT) in the vast majority of cases. Brachytherapy with Isoray’s Cesium-131 seed competes with EBRT as both primary and adjuvant therapy.

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

Governmental regulations outside the U.S. have become increasingly stringent and more common, and we may become subject to more rigorous regulation by governmental authorities in the future. In the European Union, for example, a new Medical Device Regulation was approved in 2017 which, when it goes into effect in the spring of 2020, will impose significant additional premarket and post-market requirements. This new EU Medical Device Regulation caused the Company to not renew its CE Mark due to the requirement of additional clinical trials that would have required a significant investment. Penalties for a company’s non-compliance with governmental regulation could be severe, including fines and revocation or suspension of a company’s business license, mandatory price reductions and criminal sanctions. Any governmental law or regulation imposed in the future may have a material adverse effect on us.

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

We May Be Unable To Adequately Protect Or Enforce Our Intellectual Property Rights Or Secure Rights To Third-Party Patents. Our ability and the abilities of our distributors to obtain and maintain patent and other protection for our product will affect our success. We are assigned, have rights to, or have exclusive licenses to patents and patents pending in the U.S. and numerous foreign countries. The patent positions of medical device companies can be highly uncertain and involve complex legal and factual questions. Our patent rights may not be upheld in a court of law if challenged. Our patent rights may not provide competitive advantages for our product and may be challenged, infringed upon or circumvented by our competitors. We cannot patent our product in all countries or afford to litigate every potential violation worldwide. One of the patents that we license expired in fiscal year 2019 and others could now use the methods described in the patent without risk of infringing on our intellectual property.  Over the years, the Company has improved and changed our methods and we were only using a small portion of the methods described in the expired patent.

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

Our Business Involves Environmental Risks. Our business involves the controlled use of hazardous materials, chemicals, biologics, and radioactive compounds. Manufacturing is extremely susceptible to product loss due to radioactive, microbial, or viral contamination; material or equipment failure; vendor or operator error; or due to the very nature of the product’s short half-life. Although we believe that our safety procedures for handling and disposing of such materials comply with state and federal standards, there will always be the risk of accidental contamination or injury. In addition, radioactive, microbial, or viral contamination may cause the closure of the manufacturing facility for an extended period of time. By law, radioactive materials may only be disposed of at state-approved facilities. At our leased facility we use commercial disposal contractors. If we obtain sufficient financing to relocate, we intend to shut down our leased manufacturing and office facility, finish the planning and construction of a new manufacturing and office facility to be owned by the Company, and move to the new manufacturing facility. Assuming it is constructed and licensed, we will incur costs related to the clean-up and disposal of hazardous materials, chemicals and radioactive components of the leased facility. While management believes it has reserved a sufficient amount of funds for this process, the Company may need more than the amount of the asset retirement obligation to meet the lease requirements and to receive clearance from the Washington State Department of Health. We may incur substantial costs related to the disposal of these materials. If we were to become liable for an accident, or if we were to suffer an extended facility shutdown, we could incur significant costs, damages, and penalties that could harm our business.

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

Our Ability To Operate In Foreign Markets Is Uncertain. Our future growth will depend in part on our ability and the ability of our distributors to establish, grow and maintain sales in foreign markets. However, we have limited experience in marketing and distributing our product in other countries. Foreign operations subject us to additional risks and uncertainties, including our customers’ ability to obtain reimbursement for procedures using our product in foreign markets; the burden of complying with complex and changing foreign regulatory requirements; time-sensitive delivery requirements due to the short half-life of our product; language barriers and other difficulties in providing long-distance customer service; potentially increased time to collect accounts receivable; significant currency fluctuations, which could cause third-party distributors to reduce the amount of our product they purchase from us because the cost of our product to them could fluctuate relative to the price they can charge their customers; reduced protection of intellectual property rights in some foreign countries; and the possibility that contractual provisions governed by foreign laws would be interpreted differently than intended in the event of a contract dispute. In addition, the significant appreciation of the U.S. dollar during the past year has made our product much more expensive in overseas markets. Any future foreign sales of our product could also be adversely affected by export license requirements, the imposition of governmental controls, political and economic instability, trade restrictions, changes in tariffs, and difficulties in staffing and managing foreign operations. Many of these factors may also affect our ability to import Cesium-131 from Russia under our contract with JSC Isotope. Sanctions placed on financial transactions with Russian banking institutions may interfere with the Company’s ability to transact business in Russia on a temporary or other basis resulting in an interruption of the Cesium-131 supply which could have a temporary material adverse effect on the Company’s business, operating results and financial condition.

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

Fluctuations In Insurance Cost And Availability Could Adversely Affect Our Profitability Or Our Risk Management Profile. We hold a number of insurance policies, including product liability insurance, directors’ and officers’ liability insurance, and workers’ compensation insurance. The costs of our director and officer insurance policy premiums increased nearly 50% for fiscal year 2020. If the costs of maintaining adequate insurance coverage increase significantly in the future, our operating results could be materially adversely affected. Likewise, if any of our current insurance coverage should become unavailable to us or become economically impractical, we would be required to operate our business without indemnity from commercial insurance providers. If we operate our business without insurance, we could be responsible for paying claims or judgments against us that would have otherwise been covered by insurance, which could adversely affect our results of operations or financial condition.

We Have Incurred Significant Losses To Date, And There Is No Guarantee That We Will Ever Become Profitable. We incurred net losses of $5,144,000 and $6,700,000 in the fiscal years ended 2019 and 2018, respectively. In addition, we have accumulated deficit from the inception of business through June 30, 2019 of $84,492,000. The costs for research and product development of our product formats along with marketing and selling expenses and general and administrative expenses have been the principal causes of our losses. We may not ever become profitable.

Risks Related to Our Stock and Reporting Requirements

We May Need Additional Capital In The Future To Maintain Our NYSE American Listing.  Our Common Stock is currently listed on the NYSE American stock exchange which will consider delisting a company’s securities if, among other things, the company fails to maintain minimum stockholder’s equity.  With our existing cash reserves we believe we will not be able to maintain our listing on the NYSE American unless we raise capital in the next six to nine months assuming we maintain our projected budgeted expenses and contemplated level of revenues.  In the event that our common stock is delisted from the NYSE American, trading, if any, in the common stock would be conducted in the over-the-counter market.  As a result, our shareholders would likely find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock.

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

Our Stock Price Is Likely To Be Volatile. The market price of our common stock has experienced fluctuations and is likely to fluctuate significantly in the future. For example, during fiscal 2019 the closing price of one share of our common stock reached a high of $1.07 and a low of $0.27. There is generally significant volatility in the market prices and limited liquidity of securities of companies which have failed to show profits. Contributing to this volatility are various events that can affect our stock price in a positive or negative manner. These events include, but are not limited to: governmental approvals or refusals to approve of regulations or actions; market acceptance and sales growth of our product; the viability of non-prostate products; litigation involving the Company or our industry; developments or disputes concerning our patents or other proprietary rights; changes in the structure of healthcare payment systems; departure of key personnel; future sales of our securities; fluctuations in our financial results or those of companies that are perceived to be similar to us; swings in seasonal demands of purchasers; investors’ general perception of us; and general economic, industry and market conditions. In addition, the securities of many medical device companies, including us, have historically been subject to extensive price and volume fluctuations that may affect the market price of their common stock. If any of these events occur, it could cause our stock price to fall.

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

We Do Not Expect To Pay Any Dividends For The Foreseeable Future. We do not anticipate paying any dividends to our shareholders for the foreseeable future except for dividends on the Series B Preferred Stock, which we intend to pay on or before December 31, 2019. Shareholders must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Any determination to pay dividends in the future will be made at the discretion of our Board of Directors and will depend on our results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable laws and other factors that our Board deems relevant.

ITEM 2 – PROPERTIES

The Company’s executive offices are located at 350 Hills Street, Suite 106, Richland, WA 99354, where it leases approximately 15,300 square feet of office and laboratory space for approximately $24,100 per month plus janitorial expenses of approximately $440 per month from Energy Northwest, the owner of the Applied Process Engineering Laboratory (the APEL facility). The Company executed a modification to the existing lease in October 2015 that stipulates the tenant improvements, machinery, equipment and fixtures (TIs) are permitted to be abandoned at lease termination provided the facility is released by the Washington Department of Health. The modification also reduces the required notice to terminate early from twelve months to six months. In July 2019, the Company entered into another modification of the lease that extends the term to April 30, 2026, maintains the current rental rate through April 2020, and provides for an eighteen month termination notice with an early termination penalty of up to $40,000 which decreases each year. The Company is not affiliated with this lessor.

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

ITEM 4 –MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is listed on the NYSE American under the symbol “ISR” and as of September 24, 2019 there were 67,388,047 shares outstanding.

The high and low sale prices as reported on the NYSE American for each quarter during the last two fiscal years are as follows:

Fiscal 2019	Q1	Q2	Q3	Q4
High	$1.07	$0.52	$0.46	$0.47
Low	$0.43	$0.27	$0.32	$0.37

Fiscal 2018	Q1	Q2	Q3	Q4
High	$0.62	$0.55	$0.49	$0.55
Low	$0.51	$0.39	$0.40	$0.39

Holders

As of September 24, 2019, there were approximately 230 common stockholders of record. The number of common stockholders was determined from the records of our stock transfer agent and does not reflect persons or entities that hold their shares in nominee or “street” name through various brokerage firms.

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

As of June 30, 2019 the following options had been granted under the 2017 Incentive Plan and under prior stock option plans that have now expired.

Plan Category	Number of securities to be issued on exercise of outstanding options, warrants, and rights (a)	Weighted- average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation Plans (excluding securities in columns (a) and (b)
Equity compensation plans approved by shareholders	3,859,690	$0.51	38,750
Equity compensation plans not approved by shareholders	785,625	$1.29	-

Total	4,645,315	$0.64	38,750

Performance Graph

As a smaller reporting company, the Company is not required to provide a performance graph.

Sales of Unregistered Securities

Our sales of unregistered securities have been previously reported in our reports on Forms 8-K and 10-Q and filed with the SEC.

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

Revenue Recognition

Revenue is generally realized or realizable and earned when there is persuasive evidence an arrangement exists, delivery has occurred or services rendered, the price is fixed and determinable, and collection is reasonably assured. The Company records revenue from its sales when the price is fixed and determinable at the date of sale, title and risk of ownership have been transferred to the customer, and returns can be reasonably estimated.

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

Results of Operations

Financial presentation

The following sets forth a discussion and analysis of the Company’s financial condition and results of operations for the fiscal years 2019, 2018, and 2017. This discussion and analysis should be read in conjunction with our consolidated financial statements appearing elsewhere in this Report. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Item 1A — Risk Factors,” beginning on page 23 of this Report. (In thousands)

	For the years ended June 30,
	2019		2018		2019 - 2018	2017		2018 - 2017
	Amount	% (a)	Amount	% (a)	% Change	Amount	% (a)	% Change

Sales, net	$7,314	100	$5,923	100	23	$4,761	100	24
Cost of sales	4,267	58	4,081	69	5	3,923	82	4
Gross profit (loss)	3,047	42	1,842	31	65	838	18	121

Operating expenses:
Research and development	1,429	20	1,351	23	6	771	16	75
Collaboration arrangement, net of reimbursement	45	1	395	7	(89)	194	4	104
Sales and marketing	2,679	37	2,660	45	1	2,310	49	15
General and administrative	4,172	57	4,165	70	0	3,918	82	6
Change in estimate of asset retirement obligation (Note 9)	-	-	-	-		(48)	(1)
Gain on equipment disposal	(24)	-	-	-		-	-
Total operating expenses	8,301	113	8,571	145	(3)	7,145	150	20
Operating loss	(5,254)	(72)	(6,729)	(114)	(22)	(6,307)	(132)	6

(a) Expressed as a percentage of sales, net

Sales

Fiscal 2019 sales, net increased 23% compared to fiscal 2018. The Company’s sales personnel continued to bring on new accounts while also working with existing customers to increase their order volumes. The Blu Build™ loader, while in a limited market release, also helped to increase revenues during fiscal 2019.

Fiscal 2018 sales, net increased 24% compared to fiscal 2017. Changes in sales personnel and implementation of a revitalized sales and marketing strategy has resulted in positive sales growth in fiscal 2018 when compared to the prior fiscal year. Ongoing training and support of new sales personnel has led to not only new accounts but also reconnecting with and receiving orders from prior accounts.

	For the years ended June 30,
	2019		2018		2019 - 2018	2017		2018 - 2017
Treatment	Amount	%(a)	Amount	% (a)	% Change	Amount	% (a)	% Change

Prostate Brachytherapy	$6,488	89	$5,097	86	27	$4,173	88	22
Other sales	826	11	826	14	-	588	12	41
Sales, net	$7,314		$5,923		23	$4,761		24

(a) Expressed as a percentage of sales, net

Prostate Brachytherapy.

Prostate sales growth of approximately 27% in fiscal 2019 was achieved due to a sustained focus on acquiring new accounts through physician training programs and marketing campaigns along with continued support of existing customers to help them grow their business. While in a limited market release, the Blu Build™ loader also contributed to prostate revenue growth as it was sold to new customers that desired the intraoperative loader system. The Company continues to update its website and other marketing collateral as well as attending tradeshows to acquire new leads for our sales personnel. Also, the website along with some social media campaigns have been used to educate patients about the availability of Cesium-131 as a treatment option.

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

Management believes increased pressure to deliver effective healthcare in both terms of outcome and cost drove treatment options in fiscal 2019 with prostate brachytherapy receiving more consideration than in previous years.

Other Sales.

Other sales include but is not limited to brain, lung, head/neck, gynecological, pelvic treatments, and services. Other sales remained flat in fiscal 2019. Initial applications for these other brachytherapy treatments are primarily used in recurrent cancer treatments or salvage cases that are generally difficult to treat aggressive cancers where other treatment options are either ineffective or unavailable.

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

GammaTile™

For several years the Company has focused on many different applications of its Cesium-131 brachytherapy seeds in the cranial cavity to target many forms of brain cancer. Most recently, the Company has focused on using braided strand configurations and on a potential collaboration with GammaTile, LLC, now known as GT  Medical Technologies, Inc. (GT Med Tech), which has a technology which use biodegradable “tiles” to deliver the Cesium-131 brachytherapy seeds into contact with cancerous tumors in the brain.

Since January 2019, GammaTile™ Therapy has been in a limited market release and total revenues from sales to GT Med Tech have been nominal. While GT Med Tech continues to assure Isoray that its sales and marketing efforts will show steady improvements in sales there is no assurance this will occur.

Cost of sales

Cost of sales consisted primarily of the costs of manufacturing and distributing the Company’s products. The fiscal 2019 increase was primarily due to higher sales volumes that led to increased labor expenses and non-isotope materials costs offset by decreased isotope costs. Labor expenses increased by $103,000 as the Company had more production volume due to higher sales. Non-isotope materials also increased by $141,000 due to increased sales volume and an increase in the ratio of preloaded seeds (stranded, Blu Build™, etc.) compared to loose seeds sold. Beginning in the first quarter of 2019, the Company reduced the amount of Cesium-131 provided by the MURR reactor by approximately thirty-five percent. After a thorough review of the capacity and quality of production at the MURR facility, the Company determined to terminate its supply agreement with MURR and the last shipment of isotope from MURR was received in January 2019. These changes led to a $98,000 decrease in isotope cost during fiscal 2019 compared to fiscal 2018 despite increased sales volumes. In addition, depreciation increased by $48,000 due to completed automation projects placed into service at the end of fiscal 2018 and for which depreciation expense was recognized throughout fiscal 2019.

The fiscal 2018 increase is primarily the result of increased isotope orders to meet production demand due to improved sales. These cost increases were partially offset by decreases to payroll, benefits, and share-based compensation resulting from a reduction in the number of full time employees as well as a re-allocation of resources to assist in research and development activities.

During both fiscal 2018 and 2019, the Company purchased isotope in excess of known customer orders to provide enough isotope to fill anticipated orders which may or may not materialize. The excess isotope is utilized in the production of upcoming orders where possible considering the decay rates of Cesuim-131. Any loss of isotope to decay is also included as a cost of production during the current period.

Research and development expenses

Research and development consisted primarily of the costs related to employee and third-party research and development activities. The decrease in fiscal 2019 compared to fiscal 2018 was mainly due to reduced expenses related to the Collaborative Development Agreement with GT Med Tech offset by increased spending on the Blu Build™ loader development. Beginning in April 2018 costs were no longer shared equally as had been done historically and GT Med Tech was responsible for more than 50% of the costs. The Company stopped sharing costs with GT Med Tech related to the development of GammaTile™ in December 2018 when the product entered a limited market release. These factors led to a decrease of $350,000 in fiscal 2019. Costs related to the development of the Blu Build™ loader and associated equipment increased by $106,000 during fiscal 2019 as the development continued throughout the limited market release of the product.

Contributing to the fiscal 2018 increase were re-allocating resources from cost of sales to assist with research and development projects, payroll, benefits, and share-based compensation expense, costs associated with the development of Blu-Build™ delivery system for real-time prostate brachytherapy, protocol expense, as well as an increase related to the collaborative agreement with GT Med Tech.

Sales and marketing expenses

Sales and marketing expenses consist primarily of the costs related to the internal and external activities of the Company’s sales, marketing and customer service division. The fiscal 2019 increase was due to increased payroll of $88,000 due to an increase in headcount offset by smaller increases in other categories such as postage and office supplies totaling $13,000. This increase was offset by decreased tradeshow expenses of $43,000 as the Company limited its attendance to those tradeshows that it felt were most advantageous and decreased marketing expenses of $52,000 as the Company spent more in fiscal 2018 to revamp its brand image, website, and marketing materials.

The fiscal 2018 increase is primarily due to increased payroll, benefits, and share-based compensation and travel for sales activities.

General and administrative expenses

General and administrative expenses consist primarily of the costs related to the executive, quality assurance and regulatory affairs (QA/RA), finance, human resources and information technology functions of the Company. During fiscal 2019 general and administrative expenses increased only slightly over fiscal 2018. Items that increased included QA/RA materials and supplies expense by about $93,000 mainly due to increased production volumes, legal fees by approximately $30,000 primarily related to review of Company agreements, commercial insurance expense by about $38,000 primarily related to increased D&O insurance premiums, other taxes by almost $80,000 from an accrual relating to an audit of the State of Washington Hazardous Substance Tax, other expenses by about $50,000 relating to an accrual based on negotiations with a former consultant, and proxy solicitation fees of about $80,000 associated with redomiciling the Company to Delaware. These increases were offset by decreases in public company expenses of approximately $274,000 (of which $204,000 was non-cash warrant expense) as a result of changing some investor and media relation vendors which lead to significant savings and lower board fees of almost $24,000 due to fewer meetings,

The fiscal 2018 increase is due primarily to investor relations expenses, severance, and payroll, benefits, and share-based compensation partially offset by decreased legal fees.

Liquidity and capital resources

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company has historically financed its operations through selling equity to investors. During fiscal 2019 the Company used cash raised in July 2018 by selling equity to investors along with existing cash reserves from prior capital raises to fund its operations and capital expenditures. During fiscal 2018 and 2017 the Company used existing cash reserves from prior capital raises to fund its operations and capital expenditures.

Our cash flows for fiscal 2019, 2018, and 2017 respectively, are summarized as follows (in thousands):

	For the years ended June 30,
	2019	2018	2017

Net cash used by operating activities	$(5,049)	$(5,712)	$(5,712)
Net cash provided by investing activities	401	1,859	1,514
Net cash provided by financing activities	7,374	521	(9)
Net increase (decreases) in cash and cash equivalents	$2,726	$(3,332)	$(4,207)

	As of June 30,
	2019	2018	2017

Working Capital	$6,194	$3,611	$9,185
Current Ratio	6.53	2.97	9.30

Cash flows from operating activities

Net cash used by operating activities in fiscal 2019 was primarily due to a net loss of $5.14 million net of approximately $613,000 in adjustments for non-cash activity such as depreciation and amortization expense, the accretion of asset retirement obligation, and share-based compensation. Changes in operating assets and liabilities contributed approximately $518,000 to the cash used by operating activities.

Net cash used by operating activities in fiscal 2018 was primarily due to a net loss of $6.7 million net of approximately $767,000 in adjustments for non-cash activity such as depreciation and amortization expense, the accretion of asset retirement obligation, and share-based compensation. Changes in operating assets and liabilities contributed approximately $221,000 in the cash used by operating activities.

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

Cash flows from financing activities

Financing activities for all years are presented by primary transaction category. Financing activities in fiscal 2019, 2018, and 2017 were primarily due to sales of common stock through a registered direct offering, net, an at the market offering, net, and warrant and option exercises net of preferred dividends paid. Financing activities were significantly increased in fiscal 2019 compared to 2018 and 2017 due to the registered direct offering, net.

Projected 2020 Liquidity and Capital Resources

Operating activities

Management forecasts that fiscal 2020 cash requirements will be similar to previous years and that current cash and cash equivalents will be sufficient to meet projected operating cash needs for the next eighteen months. While monthly operating expenses are budgeted to increase for sales and marketing and decrease for general and administrative expenses, management believes the total monthly expense amount will not substantially change. Assuming no extraordinary expenses occur (whether operating or capital), if management is successful at implementing its strategy to focus on renewed emphasis to drive the consumer to the prostate market and meets or exceeds its growth targets of twenty percent increase in revenue in fiscal 2020 and this annual growth continues, the Company anticipates reaching cashflow break-even in three to four years. These assumptions do assume that GammaTile™ will contribute to total revenue but do not incorporate any significant growth in the other non-prostate applications as they generate nominal revenues today but if they show significant improvement, cashflow break-even could occur sooner. There is no assurance that the targeted sales growth will materialize but management is encouraged by the depth and experience of its sales team and its track record of growth during the last two fiscal years.

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

During fiscal 2019, the Company invested approximately $291,000 in the automation of production processes. Beginning in fiscal 2017 and continuing through fiscal 2019, the Company has invested approximately $840,000 in the automation of five production processes, four of which have been placed in service as of the end of fiscal 2019. Management expects to invest approximately $100,000 more over the next six months on the remaining automation projects, but there is no assurance that this amount will not be revised. This investment is designed to allow the Company to significantly increase the output of Cesium-131 brachytherapy seeds, while allowing the Company to decrease the labor costs related to seed production and also improving the overall safety of our operations.

Financing activities

There was no material change in the use of proceeds from our public offering as described in our final prospectus supplement filed with the SEC pursuant to Rule 424(b) on March 24, 2014. Through June 30, 2019, the Company had used the net proceeds raised through the March 2014 offering as described in the public offering. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

On May 8, 2018, the Company entered into a Sales Agreement with H.C. Wainwright & Co., LLC (“Wainwright”). The common stock sold in the Sales Agreement was distributed at the market prices prevailing at the time of sale.  As of June 30, 2018, the Company had sold an aggregate of 980,918 shares under the Sales Agreement at an average price of approximately $0.515 per common share for gross proceeds of approximately $505,000, pursuant to the registration statement on Form S-3 that became effective on November 23, 2015. Net proceeds from this raise totaled approximately $478,000. No additional sales were made in July 2018 and this offering was suspended on July 9, 2018.

On July 11, 2018, the Company sold 11,000,000 shares of its common stock at a price of $0.75 per share, for aggregate gross proceeds of $8.25 million, pursuant to the registration statement on Form S-3 that became effective on November 23, 2015. There was no material change in the use of proceeds from our public offering as described in our prospectus supplement filed with the SEC pursuant to Rule 424(b) on July 11, 2018. Through June 30, 2019, the Company had used the net proceeds raised through the July 11th offering as described in the prospectus supplement. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

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

On October 19, 2018, the Company filed a Form S-1 registration statement for the registration of 5,830,000 shares of common stock to be received by the investors and representatives of Wainwright on exercise of warrants issued in connection with the registered direct offering completed on July 11, 2018. The Company may receive up to $4,434,375 in gross proceeds solely to the extent the warrants are exercised for cash. The Form S-1 registration statement became effective on December 14, 2018.

When it does require capital in the future, the Company expects to finance its cash needs through sales of equity, possible strategic collaborations, debt financing or through other sources that may be dilutive to existing shareholders, Management anticipates that if it raises additional financing that it will be at a discount to the market price and it will be dilutive to shareholders.

Other Commitments and Contingencies

The Company’s purchase commitments and obligations include all open purchase orders and contractual obligations entered into in the ordinary course of business, including commitments with contract manufacturers and suppliers, for which we have not received the goods or services and acquisition and licensing of intellectual property. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and/or adjust our requirements based on our business needs prior to the delivery of goods or performance of services. Non-cancellable purchase commitments and obligations that will exist beyond fiscal 2019 and that are not separately presented as a liability on the balance sheet are listed below (in thousands):

		Less than	1 – 3	3 – 5	More than 5
Contractual obligations	Total	1 year	years	years	years
Operating lease obligations	$531	$290	$241	$-	$-
Seed core purchase obligation	164	164	-	-	-
Asset retirement obligation	621	-	621	-	-
Total	$1,316	$454	$862	$-	$-

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Impact of Inflation

Inflation had minimal impact on our net sales and revenues or on loss from continuing operations.

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

In February 2016, the FASB issued ASU 2016-02 Leases (Subtopic 842), which will require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by most leases. The update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The modified retrospective transition approach is required. The ASU will be effective for the Company in the first quarter of fiscal year 2020 and the most significant effects of this ASU relate to the recognition of a new right-of-use asset and corresponding lease liability.

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

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and co-principal financial officers, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2019. Based on that evaluation, our principal executive officer and our co-principal financial officers concluded that the design and operation of our disclosure controls and procedures were effective. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedures are designed to provide a reasonable level of assurance that the objectives of the system will be met.

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

We have evaluated the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). This evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our co-principal financial officers and principal accounting officer, all of whom concluded that our internal control over financial reporting was effective as of June 30, 2019. Our evaluation of the effectiveness of our internal control over financial reporting in future periods may differ due to changing conditions or non-compliance with the policies and procedures we have established.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

Not applicable

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board Membership and Board Committees

The directors serving the Company as of June 30, 2019 were as follows:

			Audit	Compensation	Nominations	Litigation
Name	Type	Age	Committee	Committee	Committee	Committee
Lori Woods, Chief Executive Officer	Employee	56	N/A	N/A	N/A	N/A

Philip Vitale, MD	Independent	73	Member	Chairman	Member	N/A

Alan Hoffmann	Independent	58	Chairman	Member	Member	Chairman

Michael McCormick, Chairman	Independent	56	Member	Member	Chairman	Member

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

Lori Woods – Ms. Woods has been a Director of the Company since June 4, 2018 and brings more than 30 years of experience in the healthcare industry and is particularly well-known and respected in the brachytherapy community. Ms. Woods returns to Isoray after previously serving as Vice President from 2006 to February 2008 at which time she was appointed Acting Chief Operating Officer before her appointment to Chief Operating Officer in February 2009, a position she held until January 2010. Beginning in February 2016, and continuing until her appointment as Interim CEO on June 4, 2018, Ms. Woods served as a senior consultant to Isoray. Ms. Woods was appointed CEO of the Company on December 12, 2018. From February 16, 2016 to June 3, 2018, Ms. Woods was a founder of Medvio, LLC, a medical device consulting company focused on the urology and oncology space. During her time at Medvio she worked with large public and international medical device companies, supporting the approval process and distribution of products in diverse international markets. Further, she worked with various partners to develop proprietary technologies for the colorectal and liver treatment markets. Previously from January 2002 to July 2006, Ms. Woods served as Chief Executive Officer of Pro-Qura, Inc., a privately-owned cancer treatment management company focused on the quality delivery of brachytherapy treatments for prostate cancer. She has also served as the Director of Business Development for the Tumor Institute Radiation Oncology Group and the Seattle Prostate Institute (SPI) in Seattle, WA. SPI was an early innovator in prostate brachytherapy treatments and assisted in the training of more than 2,000 physicians in the use of prostate brachytherapy. Ms. Woods served as a board member of the Northwest division of the Juvenile Diabetes Research Foundation, focusing on their digital awareness programs, including their website and SEO strategy, and their public relations efforts. Ms. Woods earned a Bachelor of Science degree in Business Administration – Marketing and Communications from Loma Linda University, CA. Ms. Woods brings to the Board extensive experience and credibility in the brachytherapy industry and strong relationships with suppliers and distributors of brachytherapy products.

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

Alan Hoffmann – Mr. Hoffmann has been a Director of the Company since January 2016. He is the owner of Alan Hoffmann, CPA, PC, a certified public accounting firm he founded in 1996. The firm performs audits and reviews of private companies. In addition, Mr. Hoffmann currently serves as CFO for Cognitive Research Corporation, a privately-held, full-service contract research organization that specializes in central nervous system product development for pharmaceutical, nutraceutical, biotechnology and medical device companies. In 2011, he served as CFO for an international manufacturing company, Kinematics Manufacturing, Inc. His prior employment included Price Waterhouse from 1985-1989, and local firms in Arizona from 1989 to 1996, where he held multiple positions including Senior Tax Analyst, and Tax Manager. After receiving his undergraduate accounting degree with honors from the University of Wisconsin-Milwaukee in 1985, he became a Certified Public Accountant in 1989. He also served in the United States Marine Corps and was honorably discharged in 1985. He brings over 27 years of public accounting experience to the Company and the Board. Mr. Hoffmann brings to the Board his experience as a public accountant and understanding of oversight and review of financial statements prepared by the Chief Financial Officer.

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

Executive Officers

The executive officers serving the Company as of September 24, 2019 were as follows:

Name	Age	Position Held
Lori Woods[1]	57	Chief Executive Officer, Director
Jonathan Hunt	52	Chief Financial Officer, Co-Principal Financial Officer
Mark Austin	32	Controller, Co-Principal Financial and Principal Accounting Officer
William Cavanagh III	53	Chief Research and Development Officer
Michael Krachon	48	Vice President, Sales and Marketing
Jennifer Streeter[2]	50	Vice President, Human Resources, Interim Chief Operating Officer
Krista Cline	37	Director of Operations, Corporate Secretary

1.

The Board of Directors appointed Lori Woods as Interim Chief Executive Officer and Director on June 4, 2018. On December 12, 2018, the Board of Directors appointed Ms. Woods as Chief Executive Officer and Director. Ms. Woods’ biographical information is incorporated by reference in the board membership section of Part III, Item 10.

2.	Effective July 19, 2019, Mrs. Streeter was appointed Interim Chief Operating Officer.

Jonathan Hunt – Mr. Hunt was appointed as Chief Financial Officer of the Company on December 3, 2018. On February 12, 2019, Mr. Hunt was appointed as Co-Principal Financial Officer. Before joining the Company, Mr. Hunt was Chief Financial Officer at Vivid Learning Systems, an online safety training company, from 2009 to 2018, where he had a central role in its turnaround, including growing revenues and implementing financial policy and process changes that ultimately resulted in the successful sale of the business. Mr. Hunt previously served as Chief Financial Officer of the Company from 2006 to 2009. Prior to that, Mr. Hunt worked at Hypercom Corporation, a global provider of electronic payment solutions and manufacturer of credit card terminals, where he served as Assistant Corporate Controller from 2005 to 2006.   Mr. Hunt holds a Bachelor of Science, Accountancy, and a Masters of Accountancy degree from Brigham Young University.

Mark Austin – Mr. Austin has served as Controller, Principal Financial and Accounting Officer, since July 2017 and Co-Principal Financial Officer since February 12, 2019. Prior to joining the Company, Mr. Austin practiced as a Certified Public Accountant with the accounting firm KPMG where he worked from October 2009 to July 2017. At KPMG, Mr. Austin served as a Senior Manager and before that, as a Manager and Senior Associate in Portland, Oregon, where he served as lead for financial statement and internal control audits within the technology industry, including for software and manufacturing companies. While at KPMG, Mr. Austin served as lead manager for a global public company; supervised, coached, and lead teams and team members; and researched technical accounting issues relevant to the technology industry. Mr. Austin holds a Bachelor of Science in Commerce degree in Accounting, from Santa Clara University, in Santa Clara, California.

William Cavanagh III – Mr. Cavanagh joined Isoray Medical, Inc. in January 2010 and served as Vice President, Research and Development until March 3, 2016, other than serving as interim Chief Executive Officer for Isoray from January 7, 2016 to February 14, 2016. He was appointed Chief Operating Officer of Isoray effective March 3, 2016 and Chief Scientific Officer effective August 15, 2016 and served in these positions until February 12, 2019. On February 12, 2019, Mr. Cavanagh was appointed to the position of Chief Research and Development Officer. Immediately prior to joining Isoray Medical, Mr. Cavanagh was engaged in the research and development of dendritic cell therapies for cancer and infectious diseases. He served as Chief Scientific Officer for Sangretech Biomedical, LLC for the six years prior to joining Isoray Medical. At Sangretech, he oversaw the design and implementation of a novel cancer therapy. Mr. Cavanagh began his extensive career in cancer treatment technologies in the early 1990s, when he helped lead research and development of a therapy involving the insertion of radioactive sources directly into the prostate for the treatment of prostate cancer (prostate brachytherapy). He has designed several cancer treatment-related studies, is listed as an author on 34 peer-reviewed publications and is the listed inventor on a U.S. patent application detailing a novel treatment for cancer. Mr. Cavanagh has also served as Director of the Haakon Ragde Foundation for Advanced Cancer Studies in Seattle, Washington, where he led the research foundation in the selection of viable research projects directed at treating advanced cancers. Mr. Cavanagh holds a B.S. in Biology from the University of Portland (Oregon) and attended two years of medical school before beginning his career in research management.

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

Jennifer Streeter – Mrs. Streeter brings more than 10 years’ experience of progressive growth in the Human Resources field. She joined Isoray in July 2016 as Vice President of Training. In September 2016, she accepted responsibility as Vice President of Human Resources. Effective July 19, 2019, she was appointed Interim Chief Operating Officer. Prior to joining Isoray, Mrs. Streeter was employed by Supershuttle International as the Vice President of Learning Development, where she led a team of training managers providing overall training and organizational development activities. Mrs. Streeter was employed by Supershuttle International from 2010 to 2016. Previously Mrs. Streeter has facilitated both on ground and online courses at the undergraduate and graduate levels for universities including Grand Canyon University, Ottawa University and Western International University. The courses focused on Human Resource and Organizational Development. Mrs. Streeter received her Bachelor’s Degree in Management/Marketing and her Master’s Degree in Leadership Studies from Baker College, in Michigan.

Krista Cline – Ms. Cline joined Isoray Medical in 2005 and has since held multiple senior management positions. In January 2016, Ms. Cline was appointed Director of Operations and in July 2018, Ms. Cline was appointed Senior Director of Operations. She also functions as Isoray’s corporate secretary. Ms. Cline has guided many of Isoray’s operational improvements and milestones including: automation, 510(k) clearances and CE Marks, and FDA and ISO audits of Isoray’s products. Her strong commitment to fostering innovation, leadership and her understanding of business strategies have propelled her into her current management role.  At Isoray, she is responsible for the overall management and execution of the manufacture and distribution of Isoray’s products.  Ms. Cline also assists in the coordination of multiple projects for new product development. She holds a Bachelor of Science in Biochemistry from Washington State University.

There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors is acting on behalf of, or will act at the direction of, any other person. There are no family relationships among our executive officers and directors.

Delinquent Section 16(a) Reports

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

We believe that Isoray’s executive officers, directors and 10% shareholders timely complied with their filing requirements during the year ended June 30, 2019, except as follows – Jonathan Hunt (one Form 3 and one Form 4 with one transaction each), Krista Cline (one Form 3 and one Form 4). These Form 3s and Form 4s were filed late.

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

Audit Committee

The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee was established on December 8, 2006, the date on which its Charter was adopted. The Audit Committee Charter lists the purposes of the Audit Committee as overseeing the accounting and financial reporting processes of the Company and audits of the financial statements of the Company and providing assistance to the Board of Directors in monitoring (1) the integrity of the Company’s financial statements, (2) the Company’s compliance with legal and regulatory requirements, (3) the independent auditor’s qualifications and independence, and (4) the performance of the Company’s internal audit function, if any, and independent auditor.

Mr. Vitale, Mr. Hoffman, and Mr. McCormick are each members of the Audit Committee. The Board of Directors has determined that Mr. Hoffmann is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC, and each Audit Committee member is independent under applicable NYSE American standards. The Board’s conclusions regarding the qualifications of Mr. Hoffmann as an audit committee financial expert were based on his service as a chief financial officer, his experience as a certified public accountant and his degree in accounting.

ITEM 11 – EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during our past two fiscal years awarded to, earned by or paid to each of the following individuals. Salary and other compensation for these officers are set or recommended to the Board by the Compensation Committee.

Summary Compensation Table

				Non-equity
Name and			Option	incentive plan	All other
principal		Salary[3]	awards	compensation	compensation	Total
position	Year	($)	($)[1]	($)	($)[2]	($)
Lori Woods	2019	315,612	74,700	15,781	10,431	416,524
CEO and Director	2018	23,064	83,875	971	-	107,911
William Cavanagh	2019	220,256	44,820	11,013	33,617	309,706
CRDO	2018	211,785	50,325	25,414	-	287,524
Michael Krachon	2019	243,338	44,820	12,167	26,508	326,833
VP – S&M	2018	236,250	50,325	28,350	-	314,925

1.

Amounts represent the ASC 718, Compensation – Stock Compensation valuation for the fiscal years 2019 and 2018, respectively. Options awarded vest in three to five equal annual installments and expire ten years after the date of grant. All options were granted at the fair market value of the Company’s stock on the date of grant and the Company used a Black-Scholes methodology as discussed in the footnotes to the financial statements to value the options.

2.

During fiscal year 2019, the vacation policy was changed for these individuals to an unlimited vacation policy with no accrual. The amounts represent vacation accrued under the prior policy. Mr. Cavanagh’s includes $10,000 to assist with his relocation to Richland, WA.

3.	In June 2019, the Compensation Committee of the Company set the annual base salary for fiscal 2020 for Lori Woods, our Chief Executive Officer and Director, at $315,612 (no increase), for William Cavanagh, Chief Research and Development Officer, at $220,256 (no increase) and for Michael Krachon, our Vice President Sales and Marketing, at $243,337 (no increase).

Outstanding Equity Awards at Fiscal Year-End

Option awards

Equity Incentive Plan awards:

	Number of		Number of
	securities		securities
	underlying		underlying
	unexercised		unexercised		Option
	options		options		exercise	Option
	(#)		(#)		price	expiration
Name	exercisable		unexercisable		($)	date
Lori Woods	62,500	[6]	187,500	[6]	0.43	06/18/2029
CEO and Director	125,000	[4]	125,000	[4]	0.46	06/13/2028
	75,000	[1]	25,000	[1]	0.605	06/27/2027
William Cavanagh	37,500	[6]	112,500	[6]	0.43	06/18/2029
CRDO	75,000	[5]	75,000	[5]	0.46	06/13/2028
	168,750	[1]	56,250	[1]	0.605	06/27/2027
	6,660	[2]	-		0.98	06/27/2022
	20,000	[3]	-		2.46	06/17/2024
Michael Krachon	37,500	[6]	112,500	[6]	0.43	06/18/2029
VP – S&M	75,000	[5]	75,000	[5]	0.46	06/13/2028
	168,750	[1]	56,250	[1]	0.605	06/27/2027

1.

Represents a June 27, 2017, grant, one-fourth of which became exercisable on June 27, 2017, one-fourth of which became exercisable on June 27, 2018, one-fourth of which became exercisable on June 27, 2019, and the final fourth will become exercisable on June 27, 2020.

2.	Represents a June 27, 2012, grant, all of which were exercisable as of June 27, 2015.
3.	Represents a June 17, 2014, grant, all of which were exercisable as of June 17, 2017.
4.

Represents a June 13, 2018, grant, one-fourth of which will become exercisable on December 13, 2018, one-fourth of which became exercisable on June 13, 2019, one-fourth of which will become exercisable on June 13, 2020, and the final fourth will become exercisable on June 13, 2021.

5.

Represents a June 13, 2018, grant, one-fourth of which became exercisable on June 13, 2018, one-fourth of which became exercisable on June 13, 2019, one-fourth of which will become exercisable on June 13, 2020, and the final fourth will become exercisable on June 13, 2021.

6.

Represents a June 18, 2019, grant, one-fourth of which became exercisable on June 18, 2019, one-fourth of which will become exercisable on June 18, 2020, one-fourth of which will become exercisable on June 18, 2021, and the final fourth will become exercisable on June 18, 2022.

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

Fiscal Year 2019 Director Compensation

	Fees earned
	or paid in	Option
	cash	awards	Total
Name	($)	($)	($)
Alan Hoffmann	46,000	19,614	65,614
Michael McCormick	46,000	19,614	65,614
Philip Vitale MD	46,000	19,614	65,614

Each non-employee director had stock options to purchase shares of the Company’s common stock outstanding as of June 30, 2019 as follows - Mr. Hoffmann had stock options to purchase 115,000 shares of common stock, Mr. McCormick had stock options to purchase 115,000 shares of common stock, and Dr. Vitale had stock options to purchase 115,000 shares of common stock.

During the fiscal year 2019, the independent directors received $3,000 per month for their service. In addition, each non-employee director received $1,000 per Board meeting attended in person or $500 per Board meeting attended via telephone and $500 per committee meeting attended. Employee directors do not receive any compensation for their service on the Board.

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

For fiscal year 2019, each named officer had an opportunity to earn a bonus of five percent (5%) of his or her annual base salary for a twenty-five percent (25%) or greater increase in revenue from the prior fiscal year’s comparable quarter. Also, effective for fiscal year 2019, each named officer has an opportunity to earn a bonus of five percent (5%) of his or her annual base salary for a twenty-five percent (25%) or greater increase in revenue over the prior fiscal year. For fiscal 2019, the Company achieved 25% revenue growth in one of four fiscal quarters. As a result, the following bonuses were paid to our NEOs who were serving as officers during that quarter and are reported in the non-equity incentive compensation column of the Summary Compensation Table of this Form 10-K. In conjunction with Ms. Woods’ promotion to CEO from Interim CEO and effective January 1, 2019, she had the opportunity to earn a bonus of seven percent (7%) of her annual base salary for a twenty-five percent (25%) or greater increase in revenue from the prior fiscal year’s comparable quarter and an opportunity to earn a bonus of seven percent (7%) of her annual base salary for a twenty-five percent (25%) or greater increase in revenue over the prior fiscal year. No bonuses were earned at this level in fiscal year 2019.

NEO	2019 Bonus ($)
Lori Woods – CEO and Director	15,781
William Cavanagh – CRDO	11,013
Michael Krachon - Vice President Sales and Marketing	12,167

For fiscal year 2020, the bonus plan was revised so that the Chief Executive Officer has an opportunity to earn a bonus of seven percent (7%) of his or her annual base salary and each other named officer has an opportunity to earn a bonus of five percent (5%) of his or her annual base salary by meeting the following parameters: half of the bonus will be paid if the Company has a twenty-five percent (25%) increase in revenue from the prior year’s comparable quarter; one quarter of the bonus will be paid if the Company has a gross margin percentage of fifty percent (50%) or higher in the applicable quarter; and one quarter of the bonus will be paid if the Company has a net loss margin of negative forty percent (-40%) or less in the applicable quarter.

On June 18, 2019, the Committee approved stock option grants to our named executive officers outlined in the table below, at an exercise price of $0.43, our closing stock price on June 18, 2019.

NEO	Option grant (# of shares)
Lori Woods – CEO and Director	250,000
William Cavanagh – CRDO	150,000
Michael Krachon - Vice President Sales and Marketing	150,000

Risks Related to Compensation Policies and Practices

The Compensation Committee has considered whether our overall compensation program for employees in 2019 creates incentives for employees to take excessive or unreasonable risks that could materially harm our Company. We believe that several features of our compensation policies for management employees appropriately mitigate such risks, including a mix of long- and short-term compensation incentives that we believe is properly weighted, our Executive Compensation Clawback Policy and the uniformity of compensation practices across our Company, which the Compensation Committee regards as setting an appropriate level of risk taking for us. We also believe our internal legal and financial controls appropriately mitigate the probability and potential impact of an individual employee committing us to a harmful long-term business transaction in exchange for short-term compensation benefits.

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding the beneficial ownership of the Company’s common stock and preferred stock as of September 24, 2019 for (a) each person known by the Company to be a beneficial owner of five percent or more of the outstanding common or preferred stock of the Company, (b) each executive officer, director and nominee for director of the Company, and (c) directors and executive officers of the Company as a group. As of September 24, 2019, the Company had 67,388,047 shares of common stock and 59,065 shares of Series B preferred stock outstanding. Except as otherwise indicated below, the address for each listed beneficial owner is c/o Isoray, Inc., 350 Hills Street, Suite 106, Richland, Washington 99354.

Common Stock Share Ownership

Name of Beneficial Owner	Common Shares Owned	Common Stock Options [1]	Percent of Class[2]
Lori Woods	130,000	262,500	0.58%
Alan Hoffmann	45,000	75,000	0.18%
Michael McCormick	22,000	75,000	0.14%
Philip Vitale M.D.	110,000	75,000	0.27%
William Cavanagh III	10,000	307,910	0.47%
Michael Krachon	55,000	281,250	0.50%
Jonathan Hunt	-	75,000	0.11%
Jennifer Streeter	5,440	162,500	0.25%
Mark Austin	16,000	118,750	0.20%
Krista Cline	22,933	153,750	0.26%
Directors and Executive Officers as a group	416,373	1,586,660	2.96%

1.	Only includes those common stock options that could be exercised for common stock within 60 days after September 24, 2019.
2.

Percentage ownership is based on 67,388,047 shares of Common Stock outstanding on September 24, 2019. Shares of Common Stock subject to stock options which are currently exercisable or will become exercisable within 60 days after September 24, 2019 are deemed outstanding for computing the percentage ownership of the person or group holding such options but are not deemed outstanding for computing the percentage ownership of any other person or group.

Series B Preferred Stock Share Ownership

	Series B
	Preferred
	Shares	Percent of
Name of Beneficial Owner	Owned	Class[1]
Aissata Sidibe[2]	20,000	33.86%
William and Karen Thompson Trust[3]	14,218	24.07%
Jamie Granger[4] Hostetler Living Trust[5]	9,479	16.05%
Leslie Fernandez[6]	3,688	6.24%

1.	Percentage ownership is based on 59,065 shares of Series B Preferred Stock outstanding on September 21, 2019.
2.	The address of Aissata Sidibe is 99302 E Sidibe PR SE, Kennewick, WA 99338.
3.	The address of the William and Karen Thompson Trust is 285 Dondero Way, San Jose, CA 95119.
4.	The address of Jamie Granger is 53709 South Nine Canyon Road, Kennewick, WA 99337.
5.	The address of the Hostetler Living Trust is 9327 NE 175th Street, Bothell, WA 98011.
6.	The address of Leslie Fernandez is 2615 Scottsdale Place, Richland, WA 99352.

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

As required under SEC rules, transactions that are determined to be directly or indirectly material to the Company or a related party would be disclosed in our Annual Report; however, during our fiscal year ended June 30, 2019, we did not have any related party transactions requiring disclosure under Reg. S-K Item 404.

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

None of our existing directors were disqualified from independent status under the objective standards of the NYSE American other than Ms. Woods, who did not qualify as she is an employee director. In reviewing the subjective criteria of “any relationship that would interfere with the exercise of independent judgment” in carrying out the responsibilities of a director, the Board determined that all directors other than Ms. Woods met this criteria as well.

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

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, DeCoria, Maichel & Teague, P.S. (in thousands):

		For the Year Ended June 30,
		2019	2018

1.	Audit fees	$47	$73
3.	Tax fees	9	3
4.	All other fees	14	-
Totals		$70	$76

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

Exhibit #	Description
2.1	Plan of Conversion, incorporated by reference to Appendix A of the Form Def 14A filed on November 9, 2018.
3.1	Certificate of Incorporation, incorporated by reference to Exhibit A of the Form Def 14A filed on November 9, 2018.
3.2	Bylaws, incorporated by reference to Exhibit C of the Form Def 14A filed on November 9, 2018.
4.1

Amendment and Termination of Rights Agreement, dated November 7, 2018, by and between Isoray, Inc. and Computershare Trust Company, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 of the form 8-K filed on November 8, 2018.

4.2	Warrant to Purchase Common Stock, dated May 20, 2018, incorporated by reference to Exhibit 10.2 of the Form 8-K filed on May 21, 2018.
4.3	Warrant to Purchase Common Stock, dated October 3, 2017, incorporated by reference to Exhibit 10.2 of the Form 8-K filed on October 10, 2017.
4.4	Form of Warrant, dated July 11, 2018, incorporated by reference to Exhibit 10.3 of the Form 8-K filed on July 11, 2018.
10.1	Royalty Agreement of Invention and Patent Application, dated July 12, 1999 between Lane A. Bray and Isoray LLC, incorporated by reference to Exhibit 10.3 of the Form SB-2 filed on November 10, 2005 (Reg. No. 333-129646).
10.2

Section 510(k) Clearance from the Food and Drug Administration to market Lawrence CSERION Model CS-1, dated March 28, 2003, incorporated by reference to Exhibit 10.5 of the Form SB-2 filed on November 10, 2005 (Reg. No. 333-129646).

10.3

Registry of Radioactive Sealed Sources and Devices Safety Evaluation of Sealed Source, dated September 17, 2004, incorporated by reference to Exhibit 10.10 of the Form SB-2/A2 filed on April 27, 2006 (Reg. No. 333-129646).

10.4	State of Washington Radioactive Materials License dated October 6, 2005, incorporated by reference to Exhibit 10.18 of the Form SB-2 filed on November 10, 2005 (Reg. No. 333-129646).
10.5***	Form of Officer and Director Indemnification Agreement, incorporated by reference to Exhibit 10.35 of the Form SB-2 Post-Effective Amendment No. 2 filed on October 13, 2006 (Reg. No. 333-129646).
10.6

Contract, dated December 15, 2015 and effective as of December 7, 2015, by and between Isoray Medical, Inc. and The Open Joint Stock Company ‹‹ Isotope ›› (confidential treatment granted for redacted portions), incorporated by reference to Exhibit 10.85 of the Form 8-K filed on December 21, 2015.

10.7

Stipulation of Settlement, dated September 23, 2016, by and between Isoray, Inc., Dwight Babcock, and the settlement class, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on November 9, 2016.

10.8

Addendum No. 1 to contract with The Open Joint Stock Company ‹‹ Isotope ››, dated December 22, 2016 and effective as of December 9, 2016, by and between Isoray Medical, Inc. and The Open Joint Stock Company ‹‹ Isotope ›› (confidential treatment granted for redacted portions), incorporated by reference to Exhibit 10.1 of the Form 8-K filed on December 28, 2016.

10.9

Eighth Amendment, dated July 9, 2018, to the Share Rights Agreement, dated as of February 1, 2007, between Isoray, Inc. and Computershare Trust Company, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 of the form 8-K filed on July 12, 2018.

10.10

Irradiation Services Agreement, dated November 29, 2016, between The Curators of the University of Missouri and Isoray Medical, Inc. (confidential treatment requested for redacted portions), incorporated by reference to Exhibit 10. 1 of the Form 10-Q filed on February 9, 2017.

10.11

Contract Modification, entered into on November 15, 2016 with an effective date of November 1, 2016, to Contract No. X-40403 between Energy Northwest and Isoray Medical, Inc., incorporated by reference to Exhibit 10.2 of the Form 10-Q filed on February 9, 2017.

10.12	Separation Agreement, dated February 28, 2017, between Brien Ragle and Isoray, Inc., incorporated by reference to Exhibit 10.1 of the Form 8-K filed on March 3, 2017.
10.13***	Isoray, Inc. 2017 Equity Incentive Plan (incorporated by reference to Appendix B to Isoray, Inc.'s Definitive Proxy Statement on Schedule 14A, filed on May 17, 2017).

10.14	Rescission and Release Agreement, dated May 2, 2017, between Isoray Medical, Inc., and the Port of Benton, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on June 8, 2017.
10.15	Separation Agreement, dated May 1, 2017, between Matthew Branson and Isoray, Inc., incorporated by reference to Exhibit 10.1 of the Form 8-K filed on June 23, 2017.
10.16***

Form of Isoray, Inc. Stock Option Agreement and Notice of Grant of Stock Option, by and between each grantee thereunder and Isoray, Inc., incorporated by reference to Exhibit 10.1 of the Form 8-K filed on June 30, 2017.

10.17***	Employment Agreement, dated June 30, 2017, between Mark Austin and Isoray, Inc., incorporated by reference to Exhibit 10.1 of the Form 8-K filed on July 7, 2017.
10.18	Consignment Agreement, dated August 25, 2017, between Isoray Medical, Inc. and MedikorPharma-Ural LLC, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 31, 2017.
10.19	Service Agreement, dated August 25, 2017, between Isoray Medical, Inc. and MedikorPharma-Ural LLC, incorporated by reference to Exhibit 10.2 of the Form 8-K filed on August 31, 2017.
10.20

Addendum No. 2 to supply contract by and between Isoray Medical, Inc. and The Open Joint Stock Company «Isotope» (confidential treatment requested for redacted portions), incorporated by reference to Exhibit 10.1 of the Form 8-K filed on October 27, 2017.

10.21

Manufacturing and Supply Agreement, dated January 3, 2018, between Isoray Medical, Inc. and GT Medical Technologies, Inc., incorporated by reference to Exhibit 10.1 of the Form 8-K filed on January 8, 2018.

10.22

Collaborative Development Agreement, dated effective as of March 13, 2017, between Isoray Medical, Inc. and GammaTile, LLC, incorporated by reference to Exhibit 10.2 of the Form 8-K filed on January 8, 2018.

10.23	Sales Agreement between Isoray, Inc. and H.C. Wainwright & Co., LLC, dated May 8, 2018, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on May 8, 2018.
10.24	Lease Agreement, dated effective May 2, 2007, between Isoray Medical, Inc. and Energy Northwest, incorporated by reference to Exhibit 10.42 of the Form 8-K filed on May 8, 2007.
10.25***	Employment Agreement, dated effective June 13, 2018, between Lori A. Woods and Isoray, Inc., incorporated by reference to Exhibit 10.1 of the Form 8-K filed on June 19, 2018.
10.26***	Isoray, Inc. Stock Option Agreement and Notice of Grant of Stock Option to Lori A. Woods, dated June 13, 2018, incorporated by reference to Exhibit 10.2 of the Form 8-K filed on June 19, 2018.
10.27	Separation Agreement, dated June 25, 2018, between Thomas C. LaVoy and Isoray, Inc., incorporated by reference to Exhibit 10.1 of the Form 8-K filed on June 29, 2018.
10.28	Letter Agreement, dated July 9, 2018, between H.C. Wainwright & Co. LLC and Isoray, Inc., incorporated by reference to Exhibit 10.1 of the Form 8-K filed on July 11, 2018.
10.29	Form of Securities Purchase Agreement, dated July 9, 2018, incorporated by reference to Exhibit 10.2 of the Form 8-K filed on July 11, 2018.
10.30

Professional Services Agreement, dated August 15, 2018, between Isoray Medical, Inc. and J. Squared Partners, Inc., DBA Global IR Group, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on September 25, 2018.

10.31	Services Agreement, dated August 13, 2018, between Isoray Medical, Inc. and Schultz Public Relations, LLC, incorporated by reference to Exhibit 10.2 of the Form 8-K filed on September 25, 2018.
10.32***	Form of Employment Agreement, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on October 12, 2018.
10.33***	Employment Agreement, dated effective December 3, 2018, between Jonathan Hunt and Isoray, Inc., incorporated by reference to Exhibit 10.1 of the Form 8-K filed on December 3, 2018.
10.34***	Employment Agreement between Isoray, Inc. and Lori A. Woods, dated effective January 1, 2019, incorporated by reference to the Form 8-K filed on December 17, 2018.
10.35

Addendum #8 to Contract between Isoray Medical, Inc. and Joint Stock Company <<Isotope>>, signed December 24, 2018 (confidential treatment requested for redacted portions), incorporated by reference to Exhibit 10.4 of the Form 10-Q filed on February 13, 2019.

10.36

Amendment to Exhibit B of Manufacturing and Supply Agreement between Isoray Medical, Inc. and GT Medical Technologies, Inc., dated December 28, 2018 (confidential treatment requested for redacted portions), incorporated by reference to Exhibit 10.5 of the Form 10-Q filed on February 13, 2019.

10.37***	Employment Agreement between Isoray, Inc. and Michael Krachon, dated effective February 6, 2019, incorporated by reference to the Form 8-K filed on February 12, 2019.
10.38

Amended and Restated Manufacturing and Supply Agreement, dated April 26, 2019, between Isoray Medical, Inc. and GT Medical Technologies, Inc., (confidential treatment requested for redacted portions), incorporated by reference to the Form 8-K filed on May 2, 2019.

10.39

Amendment to Exhibit B of Manufacturing and Supply Agreement between Isoray Medical, Inc. and GT Medical Technologies, Inc., dated December 28, 2018 (confidential treatment requested for redacted portions), incorporated by reference to the Form 8-K filed on May 28, 2019.

10.40	Revision to Bonus Plan for fiscal year 2020, dated June 18, 2019, incorporated by reference to Item 5.02 of the Form 8-K filed on June 24, 2019.
10.41*	Addendum #9 to Contract between Isoray Medical, Inc. and Joint Stock Company <<Isotope>>, signed July 11, 2019 (confidential treatment requested for redacted portions), filed herewith.
10.42***	Amended and Restated Employment Agreement between Isoray Inc. and Jennifer Streeter, dated effective July 19, 2019, incorporated by reference to the Form 8-K filed on July 24, 2019.
10.43

Supply Contract, dated July 30, 2019, between Isoray Medical, Inc., and Joint Stock Company «Isotope» (confidential portions of the exhibit have been omitted), incorporated by reference to the Form 8-K filed on August 5, 2019.

10.44	Contract Modification, entered into on November 15, 2016 with an effective date of November 1, 2016, to Contract No. X-40403 between Energy Northwest and Isoray Medical, Inc, incorporated by reference to Exhibit 10.2 of the Form 10-Q filed on February 9, 2017.
10.45*	Contract Modification, entered into on August 19, 2019 with an effective date of July 3, 2019, to Contract No. X-40403 between Energy Northwest and Isoray Medical, Inc.
14.1	Code of Conduct and Ethics, incorporated by reference to Exhibit 14.1 of the Form 10-KSB filed on October 11, 2005. (File No. 000-14247)
14.2	Code of Ethics for Chief Executive Officer & Senior Financial Officers, incorporated by reference to Exhibit 14.2 of the Form 10-KSB filed on October 11, 2005. (File No. 000-14247)
21.1*	Subsidiaries of the Company.
23.1*	Consent of DeCoria, Maichel & Teague, P.S.
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Financial Officer
31.3*	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Financial Officer
32**	Section 1350 Certifications.
99.1

Addendum #3 to Contract between Isoray Medical, Inc. and Joint Stock Company <<Isotope>>, dated November 30, 2017 (confidential treatment requested for redacted portions), incorporated by reference to Exhibit 99.1 of the Form 10-Q filed on February 12, 2019.

99.2

Addendum #4 to Contract between Isoray Medical, Inc. and Joint Stock Company <<Isotope>>, dated March 19, 2018 (confidential treatment requested for redacted portions), incorporated by reference to Exhibit 99.2 of the Form 10-Q filed on February 12, 2019.

99.3

Addendum #5 to Contract between Isoray Medical, Inc. and Joint Stock Company <<Isotope>>, dated April 17, 2018 (confidential treatment requested for redacted portions), incorporated by reference to Exhibit 99.3 of the Form 10-Q filed on February 12, 2019.

99.4

Addendum #6 to Contract between Isoray Medical, Inc. and Joint Stock Company <<Isotope>>, dated May 3, 2018 (confidential treatment requested for redacted portions), incorporated by reference to Exhibit 99.4 of the Form 10-Q filed on February 12, 2019.

99.5

Addendum #7 to Contract between Isoray Medical, Inc. and Joint Stock Company <<Isotope>>, dated May 4, 2018 (confidential treatment requested for redacted portions), incorporated by reference to Exhibit 99.5 of the Form 10-Q filed on February 12, 2019.

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

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Isoray, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Isoray, Inc. and Subsidiaries (the "Company") as of June 30, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Spokane, Washington

September 27, 2019

Isoray, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except shares)

	June 30,	June 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$5,326	$2,600
Short-term investments (Note 3)	-	825
Accounts receivable, net	1,154	1,192
Inventory	530	494
Prepaid expenses and other current assets	305	335

Total current assets	7,315	5,446

Property and equipment, net	1,609	1,311
Restricted cash	181	181
Inventory, non-current	155	319
Other assets, net of accumulated amortization	162	198

Total assets	$9,422	$7,455

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$683	$1,391
Accrued protocol expense	133	77
Accrued radioactive waste disposal	74	37
Accrued payroll and related taxes	89	155
Accrued vacation	142	175

Total current liabilities	1,121	1,835
Non-current liabilities:
Asset retirement obligation	621	590

Total liabilities	1,742	2,425
Commitments and contingencies (Note 15)

Shareholders' equity:
Preferred stock, $.001 par value; 7,000,000 and 7,001,671shares authorized: Series B: 5,000,000 shares allocated; 59,065 shares issued and outstanding	-	-
Common stock, $.001 par value; 200,000,000 shares authorized; 67,388,047 and 56,331,147 shares issued and outstanding	67	56
Additional paid-in capital	92,105	84,322
Accumulated deficit	(84,492)	(79,348)

Total shareholders' equity	7,680	5,030

Total liabilities and shareholders' equity	$9,422	$7,455

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars and shares in thousands, except for per-share amounts)

	Year Ended June 30
	2019	2018	2017

Sales, net	$7,314	$5,923	$4,761
Cost of sales	4,267	4,081	3,923
Gross profit	3,047	1,842	838

Operating expenses:
Research and development
Proprietary research and development	1,429	1,351	771
Collaboration arrangement, net of reimbursement (Note 15)	45	395	194
Total research and development	1,474	1,746	965
Sales and marketing	2,679	2,660	2,310
General and administrative	4,172	4,165	3,920
Change in estimate of asset retirement obligation (Note 9)	-	-	(48)
Gain on equipment disposals	(24)	-	(2)
Total operating expenses	8,301	8,571	7,145

Operating loss	(5,254)	(6,729)	(6,307)

Non-operating income:
Interest income	108	29	118
Change in fair value of warrant derivative liability	-	-	27
Other income	2	-	-
Non-operating income, net	110	29	145

Net loss	(5,144)	(6,700)	(6,162)
Preferred stock dividends	(11)	(11)	(11)

Net loss applicable to common shareholders	$(5,155)	$(6,711)	$(6,173)

Basic and diluted loss per share	$(0.08)	$(0.12)	$(0.11)

Weighted average shares used in computing net loss per share:
Basic and diluted	67,042	55,159	55,016

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity
(In thousands, except shares)

	Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances at June 30, 2016	59,065	$-	55,010,619	$55	$82,788	$(66,442)	$16,401

Issuance of common stock pursuant to exercise of options			6,800	-	2		2
Payment of dividend to preferred shareholders					(11)		(11)
Share-based compensation					372		372
Net loss	-	-	-	-	-	(6,162)	(6,162)

Balances at June 30, 2017	59,065	$-	55,017,419	$55	$83,151	$(72,604)	$10,602

Issuance of common stock pursuant to exercise of options			82,810	-	50		50
Issuance of common stock pursuant to at the market offering, net			980,918	1	478		479
Issuance of common stock pursuant to exercise of warrants			250,000	-	3		3
Payment of dividend to preferred shareholders					(11)		(11)
Share-based compensation					404		404
Share-based compensation for third party services					203		203
Adoption of ASU 2016-09					44	(44)	-
Net loss	-	-	-	-	-	(6,700)	(6,700)

Balances at June 30, 2018	59,065	-	56,331,147	56	84,322	(79,348)	5,030

Issuance of common stock pursuant to exercise of options			56,900	-	15		15
Issuance of common stock, pursuant to registered direct offering, net			11,000,000	11	7,359		7,370
Payment of dividend to preferred shareholders					(11)		(11)
Share-based compensation					420		420
Net loss	-	-	-	-	-	(5,144)	(5,144)

Balances at June 30, 2019	59,065	$-	67,388,047	$67	$92,105	$(84,492)	$7,680

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended June 30,
	2019	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,144)	$(6,700)	$(6,162)
Adjustments to reconcile net loss to net cash used by operating activities:
Allowance for doubtful accounts	-	-	(4)
Depreciation expense	136	80	68
(Gain) loss on equipment disposals	(24)	-	(2)
Amortization of other assets	50	50	45
Change in fair value of warrant derivative liability	-	-	(27)
Accretion of asset retirement obligation	31	29	29
Change in estimate of asset retirement obligation	-	-	(48)
Share-based compensation	420	404	372
Share-based compensation for third party services	-	203	-
Changes in operating assets and liabilities:
Accounts receivable	38	(466)	(184)
Inventory	128	23	89
Prepaid expenses and other current assets	30	(64)	100
Accounts payable and accrued expenses	(708)	761	18
Accrued protocol expense	56	2	(47)
Accrued radioactive waste disposal	37	(88)	(52)
Accrued payroll and related taxes	(66)	17	66
Accrued vacation	(33)	37	27

Net cash used by operating activities	(5,049)	(5,712)	(5,712)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(444)	(337)	(549)
Additions to other assets	(14)	(18)	(124)
Proceeds from sale of equipment	34	-	6
Proceeds from maturity of certificates of deposit	5,550	6,268	2,296
Purchases of and interest from certificates of deposit	(4,725)	(4,054)	(115)

Net cash provided by investing activities	401	1,859	1,514

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred dividends paid	(11)	(11)	(11)
Proceeds from sales of common stock, pursuant to registered direct offering, net	7,370	-	-
Proceeds from sales of common stock, pursuant to at the market offering, net	-	479	-
Proceeds from sales of common stock, pursuant to exercise of warrants, net	-	3	-
Proceeds from sales of common stock, pursuant to exercise of options	15	50	2

Net cash provided by (used in) financing activities	7,374	521	(9)

Net increase (decrease) in cash, cash equivalents, and restricted cash	2,726	(3,332)	(4,207)
Cash, cash equivalents, and restricted cash beginning of year	2,781	6,113	10,320
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH END OF YEAR	$5,507	$2,781	$6,113

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$5,326	$2,600	$5,932
Restricted cash	$181	$181	$181
Total cash, cash equivalents, and restricted cash	$5,507	$2,781	$6,113

Non-cash investing and financing activities:
Warrants issued to placement agent of registered direct offering	$163	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc.

Notes to Consolidated Financial Statements

For the years ended June 30, 2019, 2018 and 2017

1.	Organization

Isoray, Inc. was incorporated in Minnesota in 1983. On July 28, 2005, Isoray Medical, Inc. (Medical) became a wholly-owned subsidiary of Isoray, Inc. (formerly known as Century Park Pictures Corporation) pursuant to a merger. In December 2018, upon approval of a majority of shareholders, Isoray, Inc. was redomiciled to Delaware. Medical was formed under Delaware law on June 15, 2004 and on October 1, 2004 acquired two affiliated predecessor companies which began operations in 1998. Medical, a Delaware corporation, develops, manufactures and sells isotope-based medical products and devices for the treatment of cancer and other malignant diseases. Medical is headquartered in Richland, Washington.

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

Investments

Investments with original maturities greater than three months and remaining maturities less than one year are classified as “Short-term investments” and included in current assets. Investments with remaining maturities greater than one year are classified as “Investments, non-current” and are included in noncurrent assets. These investments are held to maturity and carried at amortized cost.

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

The cost of materials and production costs contained in inventory that are not usable due to the passage of time, and resulting loss of bio-effectiveness, are written off to cost of sales at the time it is determined that the product is no longer usable.

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

Financial Instruments

The Company discloses the fair value of financial instruments, both assets and liabilities, recognized and not recognized in the balance sheet, for which it is practicable to estimate the fair value. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced liquidation sale. At June 30, 2019 and 2018, the carrying value of financial instruments which include U.S. Treasury Securities, certificates of deposit and restricted cash, approximated fair value.

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

At June 30, 2019 and 2018, there were no assets or liabilities measured at fair-value on a recurring basis which were measured using Level 3 inputs. Certain assets and liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). With the exception of the asset retirement obligation (Note 9), the Company had no assets or liabilities measured at fair value on a nonrecurring basis during the two years ended June 30, 2019.

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. (In thousands)

	Fair value at June 30, 2019
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$5,326	$5,326	$-	$-

	Fair value at June 30, 2018
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,600	$2,600	$-	$-

The Company’s cash and cash equivalent instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

Revenue Recognition

The Company recognizes revenue based on the five-step model for revenue recognition as prescribed by ASC 606, Revenue from Contracts with Customers, as follows: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the prices to the performance obligations; and (5) recognize revenue. The Company has some agreements that contain general commercial terms and product prices but do not contain an obligation to provide goods to the customer. Our performance obligation, which is established when the customer submits a purchase order and the Company accepts the order, is to deliver the product based on the purchase order received. The Company typically recognizes revenue at the time of shipment, at which time the title passes to the customer, and there are no further performance obligations. See Note 18.

Shipping and Handling Costs

Shipping and handling costs include charges associated with delivery of goods from the Company’s facilities to its customers and are reflected in cost of sales. The Company has elected to account for shipping and handling activities as a fulfillment cost. Shipping and handling costs paid to the Company by its customers are included in the transaction price.

Share-Based Compensation

The Company measures and recognizes expense for all share-based payments at fair value. The Company uses the Black-Scholes option valuation model to estimate fair value for all stock options and stock warrants on the date of grant. For stock options that vest over time, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award. The Company recognizes forfeitures as they occur.

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

	For the Years Ended June 30,
	2019	2018	2017
Advertising and marketing costs expensed (including tradeshows)	$210	$329	$323

	At June 30,
	2019	2018
Prepaid marketing expenses deferred until event occurs	$9	$9

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

Securities that could be dilutive in the future are as follows:

	June 30,
	2019	2018	2017
Preferred stock	59,065	59,065	59,065
Common stock warrants	6,080,000	250,000	-
Common stock options	4,645,315	3,759,840	3,379,191
Total potential dilutive securities	10,784,380	4,068,905	3,438,256

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

In February 2016, the FASB issued ASU 2016-02 Leases (Subtopic 842), which will require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by most leases. The update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The modified retrospective transition approach is required. The ASU will be effective for the Company in the first quarter of fiscal year 2020 and the most significant effects of this ASU relate to the recognition of a new right-of-use asset and corresponding lease liability.

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

The Company had no short-term investments at June 30, 2019. At June 30, 2018 the Company had short-term investments consisting of Certificate of Deposit Account Registry Service (CDARS) accounts.

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

Short-term investments held by the Company at June 30, 2018 were as follows (in thousands):

	Under 90	91 days to	Six months to	Greater
	days	six months	1 year	than 1 year
CDARS, as of June 30, 2018	$825	$-	$-	$-

4.	Inventory

Inventory consisted of the following (in thousands):

	June 30,
	2019	2018
Raw materials	$333	$371
Work in process	166	96
Finished goods	31	27
Total inventory	$530	$494

	June 30,
	2019	2018
Enriched barium, non-current	$117	$276
Raw materials, non-current	38	43
Total inventory, non-current	$155	$319

Inventory, non-current represents raw materials that were ordered in quantities to obtain volume cost discounts which based on current and anticipated sales volumes will not be consumed within an operating cycle. On August 25, 2017, the Company entered into a Consignment Agreement and related Services Agreement with MedikorPharma-Ural LLC to begin utilizing our enriched barium-130 carbonate inventory. The Company anticipates obtaining enough Cesium-131 under this arrangement to obtain over 4,000 curies of Cesium-131. During the year ended June 30, 2019 the Company obtained 1,166 curies under this agreement which has been used in production. At June 30, 2019, the Company estimates that the remaining enriched barium will result in 925 curies; approximately 90 of which will be obtained in the year ended June 30, 2020 and 835 will be obtained after June 30, 2020. There is no assurance as to whether the agreement will be terminated before this full amount is obtained and other supply sources are used, nor is there assurance that the agreements with the third-party Cesium-131 suppliers will be executed.

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,
	2019	2018
Prepaid insurance	$38	$24
Other prepaid expenses	154	241
Other current assets	27	29
Other receivables	86	41
Total prepaid expenses and other current assets	$305	$335

6.	Property & Equipment

Property & equipment consisted of the following (in thousands):

	June 30,
	2019	2018
Land	$366	$366
Equipment	3,825	4,152
Leasehold improvements	4,143	4,136
Other[1]	645	328
Property and equipment	8,979	8,982
Less accumulated depreciation	(7,370)	(7,671)
Property and equipment, net	$1,609	$1,311

1.

Plant and equipment, not placed in service are items that meet the capitalization threshold or which management believes will meet the threshold at the time of completion and which have yet to be placed into service as of the date of the balance sheet, and therefore, no depreciation expense has been recognized. Also included at June 30, 2019 and 2018 are costs associated with advance planning and design work on the Company’s new production facility of $207,000.

7.	Restricted Cash

The Washington Department of Health requires the Company to provide collateral for the decommissioning of its facility. To satisfy this requirement, the Company has a bank account with a balance of $181,000. The account is termed restricted cash and classified as a long-term asset as the Company does not anticipate decommissioning the facility until the end of the current lease. The current lease as extended in July 2019 expires April 30, 2026. The cash will become unrestricted following the decommissioning of the facility and the release of the facility by the Washington Department of Health back to the landlord.

8.	Other Assets, net

Other assets, net of accumulated amortization consisted of the following (in thousands):

	June 30,
	2019	2018
Website development	$90	$90
Licenses	516	520
Patents and trademarks	366	366
Total Other Assets	972	976
Less: Accumulated Amortization	(810)	(778)
	$162	$198

	Year Ended June 30,
	2019	2018	2017
Amortization expense on website development	$14	$14	$12
Amortization expense on licenses	18	18	16
Amortization expense on patents and trademarks	18	18	17
Total amortization expense	$50	$50	$45

Future amortization is expected to be as follows (in thousands):

Year ended June 30, 2020	$38
2021	23
2022	23
2023	23
2024	23
Thereafter	32
$162

9.	Asset Retirement Obligation

The Company has an asset retirement obligation (ARO) associated with the facility it currently leases. The ARO changed as follows (in thousands):

	Year Ended June 30,
	2019	2018
Beginning balance	$590	$561
Accretion of discount	31	29
Ending balance	$621	$590

10.	Share-Based Compensation

The Company currently provides share-based compensation under one equity incentive plan approved by the Board of Directors and the shareholders:

■	2017 Equity Incentive Plan (2017 Incentive Plan).

The 2006 Director Plan allowed the Board of Directors to grant options to purchase up to 1,000,000 shares of common stock to directors of the Company. The plan expired on August 16, 2016.

Options granted prior to fiscal 2017 were made pursuant to plans that have expired or were terminated.

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

The weighted average fair value of stock option awards granted and the key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows:

	For the Year Ended June 30,
	2019			2018			2017
Weighted average fair value		$0.31			$0.34			$0.45
Options issued		1,252,500			1,125,000			2,150,000
Exercise price	$0.37	to	$0.55	$0.44	to	$0.58	$0.55	to	$0.84
Expected term (in years)		5			5		4	to	5
Risk-free rate	1.83%	to	2.91%	1.83%	to	2.85%	1.62%	to	1.83%
Volatility	89%	-	105%	94%	-	101%	101%	-	103%

The following table presents the share-based compensation expense (in thousands):

	For the Year Ended June 30,
	2019	2018	2017
Cost of sales	$38	$62	$86
Research and development expense	84	92	60
Sales and marketing expense	96	92	86
General and administrative expense	202	158	140
Total share-based compensation	$420	$404	$372

The total value of the stock options awards is expensed ratably over the vesting period of the employees receiving the awards. As of June 30, 2019, total unrecognized compensation cost related to stock-based options and awards was $632,000 and the weighted-average period over which it is expected to be recognized is approximately 1.08 years.

A summary of stock option information within the Company’s share-based compensation plans during the fiscal years is presented below:

	Options
	Outstanding	Price (a)	Life (b)	Value (c)
Balance at June 30, 2016	2,925,059	$1.21	6.93	$263
Granted (d)	2,150,000	.61
Expired/Forfeited	(509,904)	2.55
Voided	(1,179,164)	.94
Exercised	(6,800)	.26
Balance at June 30, 2017	3,379,191	$0.78	7.86	$151
Granted (d)	1,125,000	.47
Expired	(100,000)	.75
Forfeited	(561,541)	.77
Exercised	(82,810)	.61
Balance at June 30, 2018	3,759,840	$0.69	7.75	$49
Granted (d)	1,252,500	.44
Expired	(242,000)	.41
Forfeited	(68,125)	.54
Exercised	(56,900)	.26
Balance at June 30, 2019	4,645,315	$0.64	7.95	$1

Vested and expected to vest at June 30, 2019	4,645,315	$0.64	7.95	$1

Exercisable at June 30, 2019	2,153,645	$0.81	6.76	$-

(a)	Weighted average exercise price per share.
(b)	Weighted average remaining contractual life.
(c)	Aggregate intrinsic value (in thousands).
(d)

All options granted had exercise prices equal to or greater than the ending closing market price of the Company’s common stock on the grant date. The options were granted to employees and management by the Compensation Committee and had vesting periods from immediate to five years.

	For the Year Ended June 30,
	2019	2018	2017
Aggregate intrinsic value of options exercised (in thousands)	$11	$-	$3

The Company’s current policy is to issue new shares to satisfy option exercises.

11.	Shareholders’ Equity

The authorized capital structure of the Company consists of $.001 par value preferred stock and $.001 par value common stock.

Common Stock

On May 8, 2018, the Company entered into a Sales Agreement with H.C. Wainwright & Co., LLC (“Wainwright”). The common stock sold in the Sales Agreement was distributed at the market prices prevailing at the time of sale.  As of June 30, 2018, the Company had sold an aggregate of 980,918 shares under the Sales Agreement at an average price of approximately $0.515 per common share for gross proceeds of approximately $505,000. Net proceeds from this raise totaled approximately $478,000.  No additional sales were made in July 2018 and this offering was suspended on July 9, 2018.

On July 11, 2018, the Company sold 11,000,000 shares of its common stock at a price of $0.75 per share, for aggregate gross proceeds of $8.25 million.

Additionally, the Company issued to the purchasers unregistered warrants to purchase up to 5,500,000 shares of common stock. The warrants have an exercise price of $0.75 per share common stock, are exercisable commencing six months following the issuance date, and expire five and one-half years from the issuance date. The Company also issued warrants to purchase up to 330,000 shares of common stock of the Company, at an exercise price of $0.9375, to representatives of Wainwright, the placement agent for the registered direct offering, as part of its compensation. If exercised for cash, future exercises of these warrants will provide additional capital to the Company. The Company evaluated the warrants under ASC 815, Derivatives and Hedging, and ASC 480, Distinguishing Liabilities from Equity. Based on the guidance from ASC 815 and ASC 480, the warrants meet the requirement for equity classification as they meet the definition of a derivative, are indexed to the Company's own stock and cannot be net cash settled. The fair value of the warrants with an exercise price of $0.75 was estimated to be $2.8 million and the fair value of the warrants with an exercise price of $0.9375 was estimated to be $0.2 million on the issuance date using a Black-Scholes valuation model. The assumptions used in the Black-Scholes valuation model are in the table below.

Preferred Stock

The Company’s Certificate of Incorporation authorize 7,000,000 shares of $0.001 par value preferred stock available for issuance with such rights and preferences, including liquidation, dividend, conversion, and voting rights, as described below. In connection with redomiciling the Company to Delaware, Preferred Stock Series A, C and D designations were terminated. There were no shares issued under these Series. Series B is the remaining Series authorized at June 30, 2019 and had 59,065 issued and outstanding shares at June 30, 2019.

Series B

Series B preferred shares are entitled to a cumulative 15% dividend annually on the stated par value per share. These shares are convertible into shares of common stock at the rate of one share of common stock for each share of Series B preferred stock, and are subject to automatic conversion into common stock upon the closing of an underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933 covering the offer and sale of common stock in which the gross proceeds to the Company are at least $4,000,000. Series B preferred shareholders have voting rights equal to the voting rights of common stock, except that the vote or written consent of a majority of the outstanding preferred shares is required for any changes to the Company’s Certificate of Incorporation, Bylaws or Certificate of Designation, or for any bankruptcy, insolvency, dissolution or liquidation of the Company. Upon liquidation of the Company, the Company’s assets are first distributed ratably to the Series B preferred shareholders and then to the holders of the Common Stock.

On December 18, 2018, the Board of Directors declared a dividend on the Series B Preferred Stock of all outstanding and cumulative dividends through December 31, 2018. The total dividends of $11,000 were paid as of December 31, 2018. On December 14, 2017, the Board of Directors declared a dividend on the Series B Preferred Stock of all outstanding and cumulative dividends through December 31, 2017. The total dividends of $11,000 were paid as of December 31, 2017. At June 30, 2019 and 2018, there were 59,065 Series B preferred shares outstanding and cumulative dividends in arrears were $5,000.

Warrants

During the year ended June 30, 2019 the Company issued a total of 5,830,000 warrants in connection with the registered direct offering that was completed on July 11, 2018. The weighted average fair value of warrants issued and the key assumptions used in the Black-Scholes valuation model to calculate the fair value, are as follows:

Weighted average fair value		$0.51
Warrants issued		5,830,000
Exercise price	$0.75	to	$0.9375
Expected term (in years)		5.5
Risk-free rate		2.74%
Volatility		102.73%

During the year ended June 30, 2018, the Company issued warrants as share-based compensation for third party services, principally marketing. The weighted average fair value of warrants issued and the key assumptions used in the Black-Scholes valuation model to calculate the fair value, are as follows:

Weighted average fair value		$0.41
Warrants issued		500,000
Exercise price	$0.01	to	$0.54
Expected term (in years)	2	to	3
Risk-free rate	1.62%	to	2.55%
Volatility	60%	-	82%

The following table summarizes the activity of all stock warrants and weighted average exercise prices.

	Warrants	Price (a)
Balance at June 30, 2016	230,087	$0.94
Warrants expired	(230,087)	0.94
Balance at June 30, 2017	-	-
Warrants issued	500,000	0.28
Warrants exercised	(250,000)	0.01
Balance at June 30, 2018	250,000	$0.54
Warrants Issued	5,830,000	0.76
Balance at June 30, 2019	6,080,000	$0.75

(a)	Weighted average exercise price per share.

As of June 30, 2019, the Company had 6,080,000 common warrants outstanding exercisable on or before January 11, 2024.

12.	Income Taxes

Due to net losses, the Company did not record an income tax provision or benefit for the years ending June 30, 2019, 2018 and 2017.

The significant deferred tax components using a federal income tax rate of 21% for the years ended June 30, 2019 and 2018 are as follows (in thousands):

	As of June 30,
	2019	2018
Fixed assets	$204	$197
Share-based compensation	578	480
Other accruals	27	38
Asset retirement obligation	130	124
Research credit carryforwards	96	-
Other	6	10
Net operating loss carryforwards	15,207	14,171
Total deferred tax assets	16,248	15,020
Valuation allowance	(16,248)	(15,020)
Total	$-	$-

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to 100% of the net deferred tax asset has been recorded at both June 30, 2019 and 2018.

The Company has federal net operating loss carryforwards of approximately $72.4 million on June 30, 2019 that can be used to offset future regular taxable income. These net operating loss carryforwards expire at various times through the years 2025 to 2038. The current year net operating loss carryforward does not have an expiration date.

The Company has a research credit carryforward of approximately $0.1 million on June 30, 2019 that expire at various times through the years 2037 to 2038.

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

The Company’s statutory rate reconciliation is as follows (in thousands):

	For the year ended June 30,
	2019	2018	2017
U.S. federal statutory income tax rate	21%	28%	35%
Expected income tax benefit	$(1,080)	$(1,878)	$(2,157)
Meals and entertainment	12	21	17
Non-deductible penalties	18	4	16
Warrant derivative liability	-	-	(9)
Share-based compensation	-	-	10
Impact on the change in income tax rate	-	9,556	-
Change in estimate	(178)
Change in valuation allowance	1,228	(7,703)	2,123
Income tax expense (benefit)	$-	$-	$-

The Company has reviewed the tax positions taken and concluded that it does not have to book a liability for uncertain tax positions.

Currently, tax years 2017-2019 remain open for examination by United States taxing authorities. Net operating losses prior to 2017 could be adjusted during an examination of open years.

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

On July 14, 2017, the Company entered into an agreement with a new distributor in Russia that provides for the ability to sell the entire product line in the Russian Federation. The agreement has a one-year initial term with two additional one-year terms which automatically renew unless either party invokes their right to terminate earlier under the provisions of the agreement. The Company and the distributor for Italy and Switzerland executed the distribution agreement on August 1, 2016. The agreement has a one-year initial term with two additional one-year terms which automatically renew unless either party invoke their right to terminate earlier under the provisions of the agreement. The agreement expired on August 1, 2019 and was not renewed. As the Company elected to not renew its CE mark in fiscal 2019, distribution will be limited to those countries outside the European Union.

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

The Company must also pay a royalty of 2% of Gross Sales, as defined, for any sub-assignments of the aforesaid patented process to any third parties. The royalty agreement remained in force until the expiration of the patents on the assigned technology. The patent expired in April 2019 and no royalties were paid on sales after the expiration of the patent.

During fiscal years 2019, 2018 and 2017, the Company recorded royalty expenses of $33,000, $27,000, and $21,000, respectively.

Patent and Know-How Royalty License Agreement

The Company is the holder of an exclusive license to use certain “know-how” developed by one of the founders of a predecessor to the Company and licensed to the Company by the Lawrence Family Trust, a Company shareholder. The terms of this license agreement require the payment of a royalty based on the Net Factory Sales Price, as defined in the agreement, of licensed sales. Because the licensor’s patent application was ultimately abandoned, only a 1% “know-how” royalty based on Net Factory Sales Price, as defined in the agreement, remains applicable. To date, management believes that there have been no sales incorporating the “know-how” and therefore no royalty is due pursuant to the terms of the agreement. Management believes that the possibility of a negative outcome in this matter is remote.

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

Irradiation Services Agreement

On November 29, 2016, Medical,  a wholly owned subsidiary of IsoRay, entered into an Irradiation Services Agreement (MURR Agreement) with the Curators of the University of Missouri, a public corporation of the State of Missouri, on behalf of its University of Missouri Research Reactor (MURR). The MURR Agreement provides Medical with access to reactor space for the irradiation of natural or enriched barium to produce Ba-131, which is used by Medical to produce Cesium-131 for use in its product. The MURR Agreement has a term of five years concluding November 29, 2021 and will automatically renew for successive twelve-month periods unless terminated by either party, and can be terminated by either party upon three months written notice. The MURR Agreement does not require minimum orders or obligate Medical to future minimum payments. After a thorough review of the capacity and quality of production at the MURR facility, the Company determined to terminate its supply agreement with MURR and the last shipment of isotope from MURR was received in January 2019.

Isotope Purchase Agreement

In December 2015, the Company completed negotiations with The Open Joint Stock Company (located in Russia) for the purchase of Cesium-131 manufactured by the Institute of Nuclear Materials. The purchase agreement provided the Company with one year’s supply of Cesium-131. The original agreement was due to expire on March 31, 2017, but in December 2016 an addendum was signed extending it until December 31, 2017. On October 23, 2017, the Company, together with The Open Joint Stock Company, signed an addendum to the contract to include Cesium-131 manufactured at RIAR and extending it until December 31, 2018. On December 24, 2018, an addendum was signed extending the term of the supply contract through December 31, 2019 and modifying the volume of additional shipments of Cesium-131. Under the addendum, current pricing and volumes for Cesium-131 purchases remained in place until May 31, 2019. On July 11, 2019, another addendum was signed extending the pricing terms until August 4, 2019. On July 30, 2019, a new supply contract was signed with The Open Joint Stock Company for a term of August 2019 to December 2020 as the Company had purchased the maximum amount of Cesium-131 permitted under the prior agreement.

Operating Lease Agreements

The Company leases office and laboratory space under an operating lease. The lease may be terminated by either party with a six-month written notice. The lease terms require monthly lease payments and include a contractually permitted annual rent increase based on changes in the CPI index. Future minimum lease payments under this operating lease are as follows (in thousands):

Year ending June 30,	Amount
2020	290
2021	241
$531

	For the Year Ended June 30,
	2019	2018	2017
Rental expense	$285	$285	$288

In July 2019, the Company entered into another modification of the production facility lease that extends the term to April 20, 2026, maintains the current rental rate through April 2020, and provides for an eighteen-month termination notice with an early termination penalty of up to $40,000 which decreases each year.

Research and Development - Collaborative Arrangement

On March 13, 2017, Medical entered into a Collaborative Development Agreement (CDA) with GammaTile, LLC, now known as GT Medical Technologies, Inc. (GT Med Tech), to further develop a brachytherapy medical device for the treatment of cancerous tumors in the brain and to seek regulatory approval for the new product. As the project manager, Medical incurs all costs in connection with the collaboration project which will be shared equally by both parties as of November 8, 2016 when they informally began the collaboration. The arrangement is accounted for as a collaborative arrangement and related costs are incurred, shared, and separately stated in connection with a collaborative research and development project. These costs are reported on the financial statements under “Research and development: Collaboration arrangements, net of reimbursement.”

Gross costs incurred in connection with the collaboration agreement during fiscal years 2019, 2018 and 2017 were $266,000, $769,000 and $387,000, respectively. As of June 30, 2019 and 2018, the Company had a receivable balance related to this CDA of $0 and $22,000, respectively.

The CDA with GT Med Tech terminated in March 2018 but the Company continued to work collaboratively with GT Med Tech to obtain 510(k) clearance from the FDA and on the design transfer to production without a formal agreement. Beginning in April 2018 costs were no longer shared equally as had been done historically and GT Med Tech was responsible for more than 50% of the costs. The Company stopped sharing costs with GT Med Tech related to the development of GammaTile™ in December 2018 when the product entered a limited market release.

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

The Company’s financial instruments that were exposed to concentrations of credit risk consist primarily of cash and cash equivalents, U.S. Treasury securities, certificates of deposit, and accounts receivable.

The Company’s cash and cash equivalents were maintained with high-quality financial institutions at June 30, 2019 and 2018, respectively. At June 30, 2019 and 2018, respectively, all cash balances were guaranteed by the Federal Deposit Insurance Corporation (FDIC) and all cash equivalents consisted of U.S. Treasury securities.

The Company routinely assesses the financial strength of its customers and provides an allowance for doubtful accounts as necessary. At both June 30, 2019 and 2018, the allowance was approximately $26,000.

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

The following table provides the selected quarterly financial data for fiscal years 2019 and 2018 (dollars and shares in thousands, except for per share amounts):

	Quarters ended
	September 30,	December 31,	March 31,	June 30,
	2018	2018	2019	2019
Net revenue	$1,562	$1,904	$1,924	$1,924
Gross profit	$524	$765	$879	$879
Net loss	$(1,508)	$(1,414)	$(1,127)	$(1,095)
Net loss per share – basic and diluted	$(0.02)	$(0.02)	$(0.02)	$(0.02)
Shares used in basic and diluted per share calculation	66,147	67,331	67,333	67,357

	Quarters ended
	September 30,	December 31,	March 31,	June 30,
	2017	2017	2018	2018
Net revenue	$1,211	$1,536	$1,573	$1,603
Gross profit/(loss)	$265	$531	$609	$443
Net loss	$(1,546)	$(1,463)	$(1,332)	$(2,343)
Net loss per share – basic and diluted	$(0.03)	$(0.03)	$(0.02)	$(0.04)
Shares used in basic and diluted per share calculation	55,017	55,056	55,100	55,463

1.	Due to rounding, the total of the individual quarters and the year-end calculation on the Consolidated Statement of Operations may be different.

18.	Contracts with Customers

We routinely enter into agreements with customers that include general commercial terms and conditions, notification requirements for price increases, shipping terms, and in most cases, prices for the products that we offer. However, these agreements do not obligate us to provide goods to the customer and there is no consideration promised to us at the onset of these arrangements. For customers without separate agreements, we have a standard list price established for all products and our invoices contain standard terms and conditions that are applicable to those customers where a separate agreement is not controlling. Our performance obligations are established when a customer submits a purchase order or e-mail notification (in writing, electronically or verbally) for goods, and we accept the order. We identify performance obligations as the sale of our products and services as requested from our customers. We generally recognize revenue upon the satisfaction of these criteria when control of the product has been transferred to the customer at which time we have an unconditional right to receive payment. Our prices are fixed and are not affected by contingent events that could impact the transaction price. We do not offer price concessions and do not accept payment that is less than the price stated when we accept the purchase order, except in rare credit related circumstances. We do not have any material performance obligations where we are acting as an agent for another entity.

Revenues for all products are typically recognized at the time the product is shipped, at which time the title passes to the customer, and there are no further performance obligations.

Sources of Revenue

We have identified the following revenues disaggregated by revenue source:

1.	Domestic – direct sales of products and services.

2.	International – direct sales of products and services.

During the fiscal years 2019, 2018 and 2017, the Company had revenue from both sources. International revenues in all periods was immaterial. For the fiscal year 2019, prostate brachytherapy comprised 89% of our revenue while other revenue comprised 11% compared to 86% and 14%, respectively, in the fiscal year 2018, and 88% and 12%, respectively, in the fiscal year 2017.

Contract Balances

We incur obligations on general customer purchase orders and e-mails that have been accepted but unfulfilled. Due to the short duration of time between order acceptance and delivery of the related product, we have determined that the balance related to these obligations is generally immaterial at any point in time. We monitor the value of orders accepted but unfulfilled at the close of each reporting period to determine if disclosure is appropriate.

Warranty

Our general product warranties do not extend beyond an assurance that the product delivered will be consistent with stated specifications and do not include separate performance obligations.

Returns

Generally, we allow returns if not implanted and we are notified within a few weeks after satisfying our performance obligations of a return. Returns after shipment may result in a 50% restocking fee.

Significant Judgments in the Application of the Guidance in ASC 606

There are no significant judgments associated with the satisfaction of our performance obligations. We generally satisfy performance obligations upon shipment of the product to the customer. This is consistent with the time in which the customer obtains control of the products. Therefore, the value of unsatisfied performance obligations at the end of any reporting period is generally immaterial. We use historical information along with an analysis of the expected value to properly calculate and to consider the need to constrain estimates of variable consideration. Such amounts are included as a reduction to revenue from the sale of products in the periods in which the related revenue is recognized and adjusted in future periods as necessary.

Commissions and Contract Costs

We expense commissions on orders to our sales team upon satisfaction of our performance obligations. We generally do not incur incremental charges associated with securing agreements with customers which would require capitalization and recovery over the life of the agreement.

Practical Expedients

Our payment terms for sales direct to customers and distributors are substantially less than the one year collection period that falls within the practical expedient in determination of whether a significant financing component exists.

Shipping and Handling Charges

Fees charged to customers for shipping and handling of products are included as revenue and the costs for shipping and handling of products are included as a component of cost of sales.

Taxes Collected from Customers

As our products are used in another service and are exempt, to this point we have not collected taxes. If we were to collect taxes they would be on the value of transaction revenue and would be excluded from revenues and cost of sales and would be accrued in current liabilities until remitted to governmental authorities.

Concentration of Customers

One group of customers, facilities or physician practices has revenues that aggregate to greater than 10% of total Company sales. This group of facilities individually do not aggregate to more than 10% of total Company sales. They are serviced by the same physician group, one of whom is our Medical Director:

	Year ended June 30,
Facility	2019 % of total revenue	2018 % of total revenue	2017 % of total revenue
El Camino, Los Gatos, & other facilities	22.1%	24.2%	22.9%

19.	Subsequent Events

On July 3, 2019, the Company entered into another modification of the production facility lease that extends the term to April 20, 2026. This lease modification maintains the current rental rate through April 2020, and provides for an eighteen month termination notice with an early termination penalty of up to $40,000 which decreases each year.

ITEM 16 – FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 27, 2019

ISORAY, INC., a Delaware corporation

By /s/ Lori A. Woods
Lori A. Woods, Chief Executive Officer, Director

By /s/ Jonathan Hunt
Jonathan Hunt, Chief Financial Officer,
Co-Principal Financial Officer

By /s/ Mark J. Austin
Mark J. Austin, Controller,
Co-Principal Financial and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 27, 2019

/s/ Lori A. Woods
Lori A. Woods, Chief Executive Officer, Director

/s/ Jonathan Hunt
Jonathan Hunt, Chief Financial Officer,
Co-Principal Financial Officer

/s/ Mark J. Austin
Mark J. Austin, Controller,
Co-Principal Financial and Principal Accounting Officer

/s/ Alan Hoffmann
Alan Hoffmann, Director

/s/ Michael McCormick
Michael McCormick, Chairman

/s/ Philip Vitale
Philip Vitale, Director