Form 10-Q
period 2019-09-30
Isoray, Inc.
filed 2019-11-13
CIK 728387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class	Outstanding as of November 11, 2019
Common stock, $0.001 par value	67,388,047

i

ISORAY, INC.

ii

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Isoray, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(In thousands, except shares)

	September 30,	June 30,
	2019	2019
ASSET
Current assets:
Cash and cash equivalents	$4,575	$5,326
Accounts receivable, net	1,521	1,154
Inventory	501	530
Prepaid expenses and other current assets	209	305

Total current assets	6,806	7,315

Property and equipment, net	1,669	1,609
Right of use asset, net (Note 10)	1,172	-
Restricted cash	181	181
Inventory, non-current	145	155
Other assets, net of accumulated amortization	151	162

Total assets	$10,124	$9,422

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$984	$683
Lease liability (Note 10)	225	-
Accrued protocol expense	25	133
Accrued radioactive waste disposal	83	74
Accrued payroll and related taxes	194	89
Accrued vacation	155	142

Total current liabilities	1,666	1,121
Long-term liabilities:
Lease liability, non-current (Note 10)	948	-
Asset retirement obligation	555	621

Total liabilities	3,169	1,742
Commitments and contingencies (Note 7)

Shareholders' equity:
Preferred stock, $.001 par value; 7,000,000 shares authorized:
Series B: 5,000,000 shares allocated; 59,065 shares issued and outstanding	-	-
Common stock, $.001 par value; 200,000,000 shares authorized; 67,388,047 shares issued and outstanding	67	67
Additional paid-in capital	92,196	92,105
Accumulated deficit	(85,308)	(84,492)

Total shareholders' equity	6,955	7,680

Total liabilities and shareholders' equity	$10,124	$9,422

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(Dollars and shares in thousands, except for per-share amounts)

	Quarter ended September 30,
	2019	2018

Sales, net	$2,315	$1,562
Cost of sales	1,079	1,038
Gross profit	1,236	524

Operating expenses (income):
Research and development
Proprietary research and development	233	394
Collaboration arrangement, net of reimbursement	-	26
Total research and development	233	420
Sales and marketing	815	649
General and administrative	1,097	973
Gain on change in estimate of asset retirement obligation (Note 10)	(73)	-
Total operating expenses (income)	2,072	2,042

Operating loss	(836)	(1,518)

Non-operating income:
Interest income, net	20	10
Non-operating income, net	20	10

Net loss	(816)	(1,508)
Preferred stock dividends	(3)	(3)

Net loss applicable to common shareholders	(819)	(1,511)

Basic and diluted loss per share	$(0.01)	$(0.02)

Weighted average shares used in computing net loss per share:
Basic and diluted	67,388	66,147

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Quarter ended September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(816)	$(1,508)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	38	32
Amortization of other assets	11	12
Accretion of asset retirement obligation	7	8
Gain on change in estimate of asset retirement obligation	(73)	-
Share-based compensation	91	93
Changes in operating assets and liabilities:
Accounts receivable, gross	(367)	121
Inventory	39	10
Prepaid expenses and other current assets	97	(182)
Accounts payable and accrued expenses	301	(224)
Accrued protocol expense	(108)	48
Accrued radioactive waste disposal	9	9
Accrued payroll and related taxes	105	(30)
Accrued vacation	13	(1)

Net cash used by operating activities	(653)	(1,612)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(98)	(114)
Proceeds from maturity of certificates of deposit	-	575
Purchases of and interest from certificates of deposit and U.S. Treasury Securities	-	(6,750)

Net cash used by investing activities	(98)	(6,289)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and warrants, pursuant to registered direct offering, net	-	7,494

Net cash provided by financing activities	-	7,494

Net decrease in cash, cash equivalents, and restricted cash	(751)	(407)
Cash, cash equivalents, and restricted cash beginning of quarter	5,507	2,781
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH END OF QUARTER	$4,756	$2,374

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$4,575	$2,193
Restricted cash	181	181
Total cash, cash equivalents, and restricted cash shown on the consolidated statement of cashflows	$4,756	$2,374

Non-cash investing and financing activities:
Recognition of operating lease liability and right of use asset	$1,228	$-
Warrants issued to placement agent of registered direct offering	$-	$163

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
(In thousands, except shares)

	Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances at June 30, 2018	59,065	$-	56,331,147	$56	$84,322	$(79,348)	$5,030

Issuance of common stock pursuant to registered direct offering, net			11,000,000	11	7,483		7,494
Share-based compensation					93		93
Net loss						(1,508)	(1,508)

Balances at September 30, 2018	59,065	$-	67,331,147	$67	$91,898	$(80,856)	$11,109

	Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances at June 30, 2019	59,065	$-	67,388,047	$67	$92,105	$(84,492)	$7,680

Share-based compensation					91		91
Net loss						(816)	(816)

Balances at September 30, 2019	59,065	$-	67,388,047	$67	$92,196	$(85,308)	$6,955

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc.

Notes to the Unaudited Consolidated Financial Statements

For the three months ended September 30, 2019 and 2018

1.	Basis of Presentation

The accompanying unaudited interim consolidated financial statements are those of Isoray, Inc., and its wholly-owned subsidiaries, referred to herein as “Isoray” or the “Company”. All significant intercompany accounts and transactions have been eliminated in the consolidation. In the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial statements have been included. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes as set forth in the Company’s annual report filed on Form 10-K for the year ended June 30, 2019.

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

Certain prior period amounts have been reclassified to conform to the current period’s presentation. The results of operations for the periods presented may not be indicative of those which may be expected for a full year.  The Company anticipates that as the result of continuing operating losses and the significant net operating losses available from prior fiscal years, its effective income tax rate for fiscal year 2020 will be 0%.

2.	New Accounting Standards

Accounting Standards Updates Adopted

In February 2016, the FASB issued ASU 2016-02 Leases (Subtopic 842), which will require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by most leases. The update is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. The ASU became effective for, and was adopted by, the Company in the first quarter of the fiscal year ending June 30, 2020. The Company elected the transition option to apply the new guidance at the effective date without adjusting comparative periods presented.

Accounting Standards Updates to Become Effective in Future Periods

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

Basic and diluted earnings (loss) per share are calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. At September 30, 2019 and 2018, the calculation of diluted weighted average shares did not include convertible preferred stock, common stock warrants, or options that are potentially convertible into common stock, as those would be antidilutive due to the Company’s net loss position.

Securities not considered in the calculation of diluted weighted average shares, but that could be dilutive in the future as of September 30, 2019 and 2018, were as follows (in thousands):

	September 30,
	2019	2018
Series B preferred stock	59	59
Common stock warrants	6,080	6,080
Common stock options	4,621	3,794
Total potential dilutive securities	10,760	9,933

4.	Inventory

Inventory consisted of the following at September 30, 2019 and June 30, 2019 (in thousands):

	September 30,	June 30,
	2019	2019
Raw materials	$330	$333
Work in process	161	166
Finished goods	10	31
Total inventory, current	$501	$530

	September 30,	June 30,
	2019	2019
Enriched barium, non-current	$117	$117
Raw materials, non-current	28	38
Total inventory, non-current	$145	$155

Inventory, non-current represents raw materials that were ordered in quantities to obtain volume cost discounts which based on current and anticipated sales volumes will not be consumed within an operating cycle. On August 25, 2017, the Company entered into a Consignment Agreement and related Services Agreement with MedikorPharma-Ural LLC to begin utilizing our enriched barium-130 carbonate inventory. The Company originally anticipated obtaining enough Cesium-131 under this arrangement to obtain over 4,000 curies of Cesium-131. During the three months ended September 30, 2019 the Company obtained 31 curies of Cesium-131 under this agreement which has been used in production. At September 30, 2019, the Company estimates that the remaining enriched barium will result in 894 curies; approximately 60 of which will be obtained in the next twelve months and 834 will be obtained after September 30, 2020. There is no assurance as to whether the agreement will be terminated before this full amount is obtained and other supply sources are used, nor is there assurance that the agreements with the third-party Cesium-131 suppliers will be executed.

5.	Property and Equipment

Property and equipment consisted of the following at September 30, 2019 and June 30, 2019 (in thousands):

	September 30,	June 30,
	2019	2019
Land	$366	$366
Equipment	3,872	3,825
Leasehold improvements	4,143	4,143
Other[1]	696	645
Property and equipment	9,077	8,979
Less accumulated depreciation	(7,408)	(7,370)
Property and equipment, net	$1,669	$1,609

1 Plant and equipment, not placed in service are items that meet the capitalization threshold or which management believes will meet the threshold at the time of completion and which have yet to be placed into service as of the date of the balance sheet, and therefore, no depreciation expense has been recognized. Also included at September 30, 2019 and June 30, 2019 are costs associated with advance planning and design work on the Company’s new production facility of $207,000.

6.	Share-Based Compensation

The following table presents the share-based compensation expense recognized during the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months ended September 30,
	2019	2018
Cost of product sales	$8	$10
Research and development expenses	19	18
Sales and marketing expenses	25	22
General and administrative expenses	39	43
Total share-based compensation	$91	$93

As of September 30, 2019, total unrecognized compensation expense related to stock-based options was approximately $537,000 and the related weighted-average period over which it is expected to be recognized is approximately 0.98 years.

A summary of stock options within the Company’s share-based compensation plans as of September 30, 2019 was as follows (in thousands except for exercise prices and terms):

			Weighted
		Weighted	Average
	Number of	Exercise	Contractual	Intrinsic
As of September 30, 2019	Options	Price	Term (Years)	Value
Outstanding	4,621	$0.64	7.70	$-
Vested and expected to vest	4,621	$0.64	7.70	$-
Vested and exercisable	2,909	$0.74	6.92	$-

There were no stock options exercised during the three months ended September 30, 2019 and 2018, respectively. The Company’s current policy is to issue new shares to satisfy stock option exercises.

There were 10,000 and 82,500 option awards granted with a fair value of approximately $3,000 and $35,000 during the three months ended September 30, 2019 and 2018, respectively.

There were 8,250 and 10,000 stock option awards which expired during three months ended September 30, 2019 and 2018, respectively.

There were 26,250 and 38,750 stock option awards forfeited during three months ended September 30, 2019 and 2018, respectively.

7.	Commitments and Contingencies

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

8.	Fair Value Measurements

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Fair Value at September 30, 2019
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$4,575	$4,575	$-	$-

	Fair Value at June 30, 2019
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$5,326	$5,326	$-	$-

The Company’s cash and cash equivalent instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

9.	Related Party Transactions

There were no related party transactions during the three months ended September 30, 2019 and 2018.

10.	Leases

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

Upon the adoption of Topic 842 on July 1, 2019, the Company recognized a right-of-use asset and lease liability of approximately $1.2 million. In determining the amount of the right-of-use asset and lease liability, we assumed the termination of the lease in April 2024 and incurring a termination penalty of $20,000. As of the date of adoption, the operating lease is included on the balance sheet at the present value of the future base payments discounted at a 6% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit discount rate. The weighted average remaining term and discount rate as of September 30, 2019 was 4.5 years and 6%, respectively.

For the three months ended September 30, 2019, our operating lease expense was approximately $73,000. Operating right-of-use asset amortization was approximately $55,000 for the three months ended September 30, 2019. Due to lease expense in excess of payments made, the lease liability decreased approximately $54,000 for the three months ended September 30, 2019.

The following table presents the future operating lease payments and lease liability included on the condensed balance sheet related to the Company’s operating lease as of September 30, 2019 (in thousands):

Year Ending June 30,
2020 (remaining nine months of the year)	$217
2021	290
2022	290
2023	290
2024	237
Total	1,324
Less: Imputed Interest	(151)
Total Lease Liability	$1,173
Less current portion	(225)

Asset Retirement Obligation

The Company has an asset retirement obligation (ARO) associated with the facility it currently leases. In connection with the lease modification executed in July 2019, the ARO changed as follows (in thousands):

	Three months ended September 30,
	2019	2018
Beginning balance	$621	$590
Accretion of discount	7	8
Gain on change in ARO estimate due to lease modification	(73)	-
Ending Balance	$555	$598

The original facility lease was scheduled to expire in the fourth quarter 2016. Upon the end of the original lease term, the initial asset retirement estimate was fully accreted and the related ARO asset was fully amortized. During the three months ended September 30, 2019, the Company extended the lease term an additional five years thus extending the time before asset retirement costs would be incurred. This resulted in a decrease in the ARO balance to a fair value of $555,000 and the Company recognized a gain on change in the estimate of $73,000 for the three months ended September 30, 2019.

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

12.	Contracts with Customers

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

During the three months ended September 30, 2019, the Company did not have any international revenue and a nominal amount during the three months ended September 30, 2018. For the three months ended September 30, 2019, prostate brachytherapy comprised 90% of our revenue while other revenue comprised 10% compared to 88% and 12%, respectively, during the three months ended September 30, 2018.

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

Concentration of Customers

One group of customers, facilities or physician practices has revenues that aggregate to greater than 10% of total Company sales. While the aggregate members of the group aggregate to more than 10% of total Company sales, no single member of the group has revenues greater than 10% of total Company sales. These facilities are serviced by the same physician group, one of whom is our Medical Director:

	Three Months Ended September 30,
Facility	2019 % of total revenue	2018 % of total revenue
El Camino, Los Gatos, & other facilities	23.64%	25.18%

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

All statements contained in this Form 10-Q, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” and similar expressions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future revenue, economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under Item 1A - Risk Factors beginning on page 19 below that may cause actual results to differ materially.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, inventories, accrued liabilities, derivative liabilities and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s annual report on Form 10-K as filed with the SEC on September 27, 2019 are those that depend most heavily on these judgments and estimates. As of September 30, 2019 there had been no material changes to any of the critical accounting policies contained therein.

Overview

Isoray is a brachytherapy device manufacturer with FDA clearance for a single medical device that can be delivered to the physician in multiple configurations as prescribed for the treatment of cancers in multiple body sites. The Company manufactures and sells this product as the Cesium-131 brachytherapy seed.

The brachytherapy seed utilizes Cesium-131, with a 9.7 day half-life, as its radiation source. The Company believes that it is the unique combination of the short half-life and the energy of the Cesium-131 isotope that are yielding the beneficial treatment results that have been published in peer reviewed journal articles and presented in various forms at conferences and tradeshows.

The Company has distribution agreements outside of the United States. These distributors are responsible for obtaining regulatory clearance to sell the Company’s products in their territories, with the support of the Company. As of the date of this Report, the Company has distributors in the Russian Federation and Peru with no reported revenues in these locations during the three months ended September 30, 2019.

The Company has a supply agreement with The Open Joint Stock Company <<Isotope>>, a Russian company, for the supply of Cesium-131, which was recently extended by an addendum through December 31, 2019 and the volume was also modified. Under the addendum, current pricing and volumes for Cesium-131 purchases remained in place until May 31, 2019. On July 11, 2019, another addendum was signed extending the pricing terms until August 4, 2019. On July 30, 2019, a new supply contract was signed with The Open Joint Stock Company for a term of August 2019 to December 2020 as the Company had purchased the maximum amount of Cesium-131 permitted under the prior agreement. The Company also has a consignment inventory agreement with MedikorPharma-Ural LLC (“Medikor”) to process the Company’s enriched barium at another nuclear reactor in Russia. The term of this consignment agreement began in November 2017 and is for 10 years. Our source of supply of Cesium-131 from Russia is historically produced using one of two nuclear reactors which supply the irradiation needed for Cesium-131 production. One of the Russian nuclear reactors was shut down from December 2017 until August 2018, and the other Russian nuclear reactor shut down in August 2019 and is scheduled to be shut down into 2020. As a result of these scheduled shutdowns, only one of the Company's historic Russian suppliers of Cesium-131 will be available during these periods.

Results of Operations

Three months ended September 30, 2019 and 2018 (in thousands):

	Three months ended September 30,
	2019		2018		2019 - 2018
	Amount	% (a)	Amount	% (a)	% Change
Sales, net	$2,315	100	$1,562	100	48
Cost of sales	1,079	47	1,038	66	4
Gross profit	1,236	53	524	34	136

Operating expenses:
Research and development expenses - proprietary	233	10	394	25	(41)
Research and development expenses – collaboration agreement, net of reimbursement	-	-	26	2	(100)
Sales and marketing expenses	815	35	649	42	26
General and administrative expenses	1,097	47	973	62	13
Gain on change in estimate of asset retirement obligation (Note 10)	(73)	(3)	-	-	-

Total operating expenses	2,072	89	2,042	131	1
Operating loss	$(836)	(36)	$(1,518)	(97)	(45)

(a)	Expressed as a percentage of sales, net

Sales

Sales, net for the three months ended September 30, 2019 increased 48% compared to the three months ended September 30, 2018. The Company’s sales personnel continued to bring on new accounts while also working with existing customers to increase their order volumes. The Blu Build™ loader, while in a limited market release, also helped to increase revenues during the three months ended September 30, 2019.

The sales breakdown between prostate and non-prostate applications is set forth below.

	Three months ended September 30,
	2019		2018		2019 - 2018
	Amount	% (a)	Amount	% (a)	% Change
Prostate brachytherapy	$2,073	90	$1,376	88	51
Other sales	242	10	186	12	30
Sales, net	2,315	100	1,562	100	48

(a)    Expressed as a percentage of sales, net

Prostate Brachytherapy

Prostate sales growth of approximately 51% during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was achieved due to a sustained focus on acquiring new accounts through physician training programs and marketing campaigns along with continued support of existing customers to help them grow their business. While in a limited market release, the Blu Build™ loader also contributed to prostate revenue growth as it was sold to new customers that desired the intraoperative loader system. The Company continues to update its website and other marketing collateral as well as attending tradeshows to acquire new leads for our sales personnel. Also, the website along with some social media campaigns have been used to educate patients about the availability of Cesium-131 as a treatment option.

Management believes continued growth in prostate brachytherapy revenues will be the result of physicians, payors, and patients increasingly considering overall treatment advantages including costs compared with non-brachytherapy treatments, better treatment outcomes and improvement in the quality of life for patients. We believe the trend to use brachytherapy in lieu of other options is starting to improve our performance but there is no assurance as to how long this trend will continue.

Management believes increased pressure to deliver effective healthcare in both terms of outcome and cost drove treatment options, and accordingly drove the Company’s prostate revenues, during the three months ended September 30, 2019.

Other Sales

Other sales includes, but is not limited to, brain, lung, head/neck, gynecological treatments, and services. Other sales, net increased by 30% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Initial applications for these other brachytherapy treatments are primarily used in recurrent cancer treatments or salvage cases that are generally difficult to treat aggressive cancers where other treatment options are either ineffective or unavailable.

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

GammaTile™

For several years the Company has focused on many different applications of its Cesium-131 brachytherapy seeds in the cranial cavity to target many forms of brain cancer. Most recently, the Company has focused on using braided strand configurations and on being a contract manufacturer of GammaTile™ Therapy which is owned by GT  Medical Technologies, Inc. (GT Med Tech).  GammaTile™ Therapy uses biodegradable “tiles” to deliver Cesium-131 brachytherapy seeds into contact with cancerous tumors in the brain.

Currently, GammaTile™ Therapy is cleared for treating recurrent brain cancers.  Recently, GT Med Tech filed a 510k with the FDA on an expanded indication of GammaTile™ Therapy to include newly diagnosed brain tumors. If cleared this could lead to a growing opportunity for the expanded application of Cesium-131. As of September 30, 2019, we understand that GT Med Tech has an expanded indication under active review by the FDA. For the three months ended September 30, 2019, total revenues from sales to GT Med Tech were nominal. There were no sales to GT Med Tech for the three months ended September 30, 2018 as GT Med Tech began the limited market release of GammaTile™ Therapy in January 2019. While GT Med Tech continues to assure Isoray that its sales and marketing efforts will show steady improvements in sales there is no assurance this will occur.

Cost of sales

Cost of sales consists primarily of the costs of manufacturing and distributing the Company’s products.

Contributing to the quarters ended September 30, 2019 and 2018 comparison were increased other direct materials purchases as well as increased labor to meet production demand due to improved sales. Although sales improved dramatically, the increase in cost of sales was only nominal primarily as a result of cost savings in isotope due to the termination of use of our domestic isotope supplier that occurred in fiscal year 2019 which resulted in lower isotope unit costs compared to the quarter ended September 30, 2018 and more efficient isotope usage driven by the increased revenue that led to lower losses of isotope due to decay.

Gross Profit

Contributing to the three months ended September 30, 2019 and 2018 gross profit comparison were increased sales and significantly lower isotope unit costs compared to the prior year comparable period, continued leverage of the fixed cost components within costs of sales, and more efficient isotope usage. The lower isotope unit costs are related to the previously discussed change in our supply chain made at the end of calendar year 2018.

Research and development

Total research and development expense decreased 45% as compared to the quarter ended September 30, 2018.

Research and development – proprietary

Proprietary research and development consists primarily of employee and third party costs related to research and development activities.

Contributing to the quarters ended September 30, 2019 and 2018 proprietary research and development comparison were a decrease in protocol expense primarily relating to a mutually-agreed termination of a grant agreement which resulted in a reversal of the accrual and a reduction in investment in the development of the Blu Build™ delivery system for real-time prostate brachytherapy.

Research and development – collaborative arrangement

Collaboration arrangement related costs are incurred, shared, and separately stated in connection with a collaborative research and development project.

Contributing to the quarters ended September 30, 2019 and 2018 comparison were decreased costs due to the fact that payments being made pursuant to the collaborative arrangement with GammaTile, LLC were no longer necessary, as the collaborative arrangement primarily related to work involved in obtaining 510(k) clearance, which has now been obtained.

Management believes that research and development expenses will return to near historic norms as we do not anticipate accrual reversals in the future and other increases are likely for new projects and collaborations planned in the future.

Sales and marketing expenses

Sales and marketing expenses consist primarily of the costs related to the internal and external activities of the Company’s sales, marketing and customer service functions of the Company. As the Company increasingly focuses on improving sales, the cost associated with marketing and additional staffing continues to increase.

Contributing to the quarters ended September 30, 2019 and 2018 comparison was an increase in travel costs as a tradeshow that occurred in October 2018 occurred in September 2019. Incentive compensation increased for the quarter ended September 30, 2019 in connection with the increase in revenue.

General and administrative expenses

General and administrative expenses consist primarily of the costs related to the executive, human resources/training, quality assurance/regulatory affairs, finance, and information technology functions of the Company.

Contributing to the quarters ended September 30, 2019 and 2018 comparison were various cost increases. Those include increase in headcount, salary increases implemented in July 2019, and incentive compensation related to the increase in revenue.

Liquidity and capital resources

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company has historically financed its operations through selling equity to investors. During the quarters ended September 30, 2019 and 2018, the Company used existing cash reserves to fund its operations and capital expenditures (in thousands except current ratio):

	Three months
	ended September 30,
	2019	2018
Net cash (used) by operating activities	$(653)	$(1,612)
Net cash (used) by investing activities	(98)	(6,289)
Net cash provided by financing activities	-	7,494
Net (decrease) in cash and cash equivalents	$(751)	$(407)

Working capital	$5,140	$9,631
Current ratio	4.09	6.88

Cash flows from operating activities

Net cash used by operating activities in the three months ended September 30, 2019 was primarily due to a net loss of approximately $809,000, net of approximately $37,000 in adjustments for non-cash activity such as depreciation and amortization expense, share-based compensation, and change in estimate of asset retirement obligation. Changes in operating assets and liabilities provided approximately $90,000 from operating activities; decreases to prepaid expenses and increases to accounts payable and accrued expenses and accrued payroll and related taxes were partially offset by increases in accounts receivable resulting from higher sales as well as a decrease in accrued protocol expense primarily relating to a mutually-agreed termination of a grant agreement.

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

Cash flows from investing activities

Investing activities for the three months ended September 30, 2019 consisted of transactions related to the purchase of fixed assets, including automation of production processes. Management will continue to invest in technology and machinery that improves and streamlines production processes and to invest in low-risk investment opportunities that safeguard assets and provide greater assurance those resources will be liquid and available for business needs as they arise.

Investing activities for the three months ended September 30, 2018 consisted of transactions related to the purchase of fixed assets, including automation of production processes, as well as the purchase and subsequent maturity of certificates of deposit.

Cash flows from Financing activities

There were no financing activities in the quarter ended September 30, 2019.

Financing activities in the quarter ended September 30, 2018 were due to the sale of common stock through a registered direct offering.

Projected fiscal 2020 liquidity and capital resources

Operating activities

Assuming no extraordinary expenses occur (whether operating or capital), if management is successful at implementing its strategy of renewed emphasis on driving the consumer to the prostate market, meets or exceeds its annual growth targets of twenty-five percent increase in revenue in fiscal 2020 and this annual growth continues, the Company anticipates reaching cash flow break-even in three to four years. The Company exceeded that target of twenty-five percent increased revenue in the first quarter of fiscal 2020. There is no assurance that targeted sales growth will continue over the next three to four years. However, management is encouraged by the results for the quarter ended September 30, 2019.

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

During the three months ended September 30, 2019, the Company invested approximately $72,000 in the automation of production processes. Beginning in fiscal 2017 and continuing through September 30, 2019, the Company has invested approximately $912,000 in the automation of five production processes, four of which have been placed in service as of the end of September 30, 2019. Management expects to invest approximately $54,000 more over the next three months on the remaining automation projects, but there is no assurance that this amount will not be revised. This investment is designed to allow the Company to significantly increase the output of Cesium-131 brachytherapy seeds, while allowing the Company to decrease the labor costs related to seed production and also improving the overall safety of our operations.

Financing activities

There was no material change in the use of proceeds from our public offering as described in our final prospectus supplement filed with the SEC pursuant to Rule 424(b) on March 24, 2014. Through September 30, 2019, the Company had used the net proceeds raised through the March 2014 offering as described in the public offering. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

On July 11, 2018, the Company sold 11,000,000 shares of its common stock at a price of $0.75 per share, for aggregate gross proceeds of $8.25 million, pursuant to the registration statement on Form S-3 that became effective on November 23, 2015. There was no material change in the use of proceeds from our public offering as described in our prospectus supplement filed with the SEC pursuant to Rule 424(b) on July 11, 2018. Through September 30, 2019, the Company had used the net proceeds raised through the July 11, 2018 offering as described in the prospectus supplement. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

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

As of September 30, 2019, the Company had cash and cash equivalents that totaled $4.58 million compared to $5.33 million at the end of fiscal 2019 ended June 30, 2019. The Company has zero long-term debt. Shareholders’ equity at the end of fiscal first quarter 2020 totaled $6.96 million versus $7.68 million at the end of fiscal 2019.

The Company expects to finance its future cash needs through sales of equity, possible strategic collaborations, debt financing or through other sources that may be dilutive to existing stockholders. Management anticipates that if it raises additional financing that it will be at a discount to the market price and it will be dilutive to stockholders.

Other commitments and contingencies

The Company presented its other commitments and contingencies in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. There have been no material changes outside of the ordinary course of business in those obligations during the quarter ended September 30, 2019 other than those previously disclosed in note 7 of the financial statements contained in this filing.

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

During the quarter ended September 30, 2019, there have been no changes to the critical accounting policies and estimates discussed in Part II, Item 7 of our Form 10-K for the year ended June 30, 2019.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the disclosure in the “Quantitative and Qualitative Disclosures about Market Risk Factors” section of our annual report on Form 10-K for the year ended June 30, 2019.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and co-principal financial officers, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of September 30, 2019. Based on that evaluation, our principal executive officer and our co-principal financial officers concluded that the design and operation of our disclosure controls and procedures were effective. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedures are designed to provide a reasonable level of assurance that the objectives of the system will be met.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Nothing to disclose.

ITEM 1A – RISK FACTORS

A description of the risk factors associated with our business is included under “Risk Factors” contained in Part I, Item 1A of our annual report on Form 10-K for the year ended June 30, 2019. There have been no material changes in our risk factors since such filing, except for the following:

We Rely Heavily on Five Customers

For the three months ended September 30, 2019 approximately 48% of the Company’s revenues were dependent on five customers with approximately 24% being generated by one group of customers. The loss of any of these customers would have a material adverse effect on the Company’s revenues that may not be replaced by other customers particularly as these customers are in the prostate sector which is facing substantial competition from other treatments.

We May Need Additional Capital In The Future To Maintain Our NYSE American Listing.

Our Common Stock is currently listed on the NYSE American stock exchange which will consider delisting a company’s securities if, among other things, the company fails to maintain minimum stockholder’s equity. Although we previously believed we would need to raise capital sooner, with our recent positive quarterly results, we now believe that with our existing cash reserves we will not be able to maintain our listing on the NYSE American unless we raise capital in the next nine to twelve months assuming we maintain our projected budgeted expenses and contemplated level of revenues. In the event that our common stock is delisted from the NYSE American, trading, if any, in the common stock would be conducted in the over-the-counter market. As a result, our shareholders would likely find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits:
3.1	Certificate of Incorporation, incorporated by reference to Exhibit A of the Form Def 14A filed on November 9, 2018.

3.2	Bylaws, incorporated by reference to Exhibit C of the Form Def 14A filed on November 9, 2018.

10.1	Addendum No. 9 to Contract between Isoray Medical, Inc. and Joint Stock Company «Isotope», dated July 11, 2019, incorporated by reference to Exhibit 10.41 of the Form 10-K filed on September 27, 2019.

10.2	Amended and Restated Employment Agreement between Isoray Inc. and Jennifer Streeter, dated effective July 19, 2019, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on July 24, 2019.

10.3	Supply Contract, dated July 30, 2019, between Isoray Medical, Inc., and Joint Stock Company «Isotope» (confidential portions of the exhibit have been omitted), incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 5, 2019.

10.4	Contract Modification, entered into on August 19, 2019 with an effective date of July 3, 2019, to Contract No. X-40403 between Energy Northwest and Isoray Medical, Inc, incorporated by reference to Exhibit 10.45 of the Form 10-K filed on September 27, 2019.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Financial Officer

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Financial Officer

32.1**	Section 1350 Certifications

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2019
ISORAY, INC., a Delaware corporation
/s/ Lori A. Woods
Lori A. Woods
Chief Executive Officer (Principal Executive Officer)

/s/ Jonathan Hunt
Jonathan Hunt
Chief Financial Officer (Co-Principal Financial Officer)

/s/ Mark J. Austin
Mark J. Austin
Controller (Co-Principal Financial and Principal Accounting Officer)