Form 10-Q
period 2019-12-31
Isoray, Inc.
filed 2020-02-12
CIK 728387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class	Outstanding as of February 11, 2020
Common stock, $0.001 par value	67,650,547

i

ISORAY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Isoray, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(In thousands, except shares)

	December 31,	June 30,
	2019	2019
ASSETS
Current assets:
Cash and cash equivalents	$3,180	$5,326
Accounts receivable, net	1,409	1,154
Inventory	545	530
Prepaid expenses and other current assets	497	305

Total current assets	5,631	7,315

Property and equipment, net	1,736	1,609
Right of use asset, net (Note 9)	1,116	-
Restricted cash	181	181
Inventory, non-current	127	155
Other assets, net of accumulated amortization	142	162

Total assets	$8,933	$9,422

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$632	$683
Lease liability (Note 9)	229	-
Accrued protocol expense	24	133
Accrued radioactive waste disposal	89	74
Accrued payroll and related taxes	203	89
Accrued vacation	163	142

Total current liabilities	1,340	1,121
Long-term liabilities:
Lease liability, non-current (Note 9)	889	-
Asset retirement obligation	563	621

Total liabilities	2,792	1,742
Commitments and contingencies (Note 7)

Shareholders' equity:
Preferred stock, $.001 par value; 7,000,000 shares authorized:
Series B: 5,000,000 shares allocated; 59,065 shares issued and outstanding	-	-
Common stock, $.001 par value; 200,000,000 shares authorized; 67,388,047 shares issued and outstanding	67	67
Additional paid-in capital	92,279	92,105
Accumulated deficit	(86,205)	(84,492)

Total shareholders' equity	6,141	7,680

Total liabilities and shareholders' equity	$8,933	$9,422

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(Dollars and shares in thousands, except for per-share amounts)

	Three months ended		Six months ended
	December 31,		December 31,
	2019	2018	2019	2018

Sales, net	$2,206	$1,904	$4,521	$3,466
Cost of sales	1,095	1,139	2,174	2,177
Gross profit	1,111	765	2,347	1,289

Operating expenses:
Research and development:
Proprietary research and development	277	395	510	789
Collaboration arrangement, net of reimbursement	-	19	-	45
Total research and development	277	414	510	834
Sales and marketing	666	702	1,481	1,351
(Gain) on equipment disposal	-	(23)	-	(23)
General and administrative	1,071	1,101	2,168	2,074
(Gain) on change in estimate of asset retirement obligation (Note 9)	-	-	(73)	-
Total operating expenses	2,014	2,194	4,086	4,236

Operating loss	(903)	(1,429)	(1,739)	(2,947)

Non-operating income:
Interest income, net	6	15	26	25
Non-operating income	6	15	26	25

Net loss	(897)	(1,414)	(1,713)	(2,922)
Preferred stock dividends	(2)	(2)	(5)	(5)

Net loss applicable to common shareholders	$(899)	$(1,416)	$(1,718)	$(2,927)

Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.03)	$(0.04)

Weighted average shares used in computing net loss per share:
Basic and diluted	67,388	67,331	67,388	66,743

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six months ended December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,713)	$(2,922)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	77	65
Gain on equipment disposals	-	(23)
Amortization of other assets	20	25
Accretion of asset retirement obligation	15	16
Gain on change in estimate of asset retirement obligation	(73)	-
Share-based compensation	185	190
Changes in operating assets and liabilities:
Accounts receivable, net	(255)	85
Inventory	13	53
Prepaid expenses and other current assets	(190)	(20)
Accounts payable and accrued expenses	(51)	(195)
Accrued protocol expense	(109)	36
Accrued radioactive waste disposal	15	18
Accrued payroll and related taxes	114	(35)
Accrued vacation	21	(19)

Net cash used by operating activities	(1,931)	(2,726)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(204)	(225)
Proceeds from sale of equipment	-	23
Proceeds from maturity of certificates of deposit	-	4,418
Purchases of and interest from U.S. Treasury Securities	-	(8,259)

Net cash used by investing activities	(204)	(4,043)

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred dividends paid	(11)	(11)
Proceeds from sales of common stock, pursuant to registered direct offering, net	-	7,381

Net cash (used) provided by financing activities	(11)	7,370

Net increase (decrease) in cash, cash equivalents, and restricted cash	(2,146)	601
Cash, cash equivalents, and restricted cash beginning of period	5,507	2,781
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH END OF PERIOD	$3,361	$3,382

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$3,180	$3,201
Restricted cash	$181	$181
Total cash, cash equivalents, and restricted cash shown on the consolidated statements of cash flows	$3,361	$3,382

Non-cash investing and financing activities:
Recognition of operating lease liability and right of use asset	$1,228	$-
Warrants issued to placement agent of registered direct offering	$-	$163

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
(In thousands, except shares)
	Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances at June 30, 2018	59,065	$-	56,331,147	$56	$84,322	$(79,348)	$5,030

Issuance of common stock pursuant to registered direct offering, net			11,000,000	11	7,483		7,494
Share-based compensation					93		93
Net Loss						(1,508)	(1,508)

Balances at September 30, 2018	59,065	$-	67,331,147	$67	$91,898	$(80,856)	$11,109

Offering costs pursuant to registered direct offering, net					(116)		(116)
Payment of dividend to preferred shareholders					(11)		(11)
Share-based compensation					97		97
Net Loss						(1,414)	(1,414)

Balances at December 31, 2018	59,065	$-	67,331,147	$67	$91,868	$(82,270)	$9,665
	Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances at June 30, 2019	59,065	$-	67,388,047	$67	$92,105	$(84,492)	$7,680

Share-based compensation					91		91
Net Loss						(816)	(816)

Balances at September 30, 2019	59,065	$-	67,388,047	$67	$92,196	$(85,308)	$6,955

Payment of dividend to preferred shareholders					(11)		(11)
Share-based compensation					94		94
Net Loss						(897)	(897)

Balances at December 31, 2019	59,065	$-	67,388,047	$67	$92,279	$(86,205)	$6,141

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc.

Notes to the Unaudited Consolidated Financial Statements

1.	Basis of Presentation

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

Accounting Standards Updates Adopted

In February 2016, the FASB issued ASU 2016-02 Leases (Subtopic 842), which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by most leases. The update was effective for annual and interim reporting periods beginning after December 15, 2018 and early adoption was permitted. The ASU became effective for, and was adopted by, the Company in the first quarter of the fiscal year ending June 30, 2020. The Company elected the transition option to apply the new guidance at the effective date without adjusting comparative periods presented.

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

Basic and diluted earnings (loss) per share are calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. At December 31, 2019 and 2018, the calculation of diluted weighted average shares did not include convertible preferred stock, common stock warrants, or options that are potentially convertible into common stock as those would be antidilutive due to the Company’s net loss position.

Securities not considered in the calculation of diluted weighted average shares, but that could be dilutive in the future as of December 31, 2019 and 2018, were as follows (in thousands):

	December 31,
	2019	2018
Series B preferred stock	59	59
Common stock warrants	6,080	6,080
Common stock options	4,651	3,917
Total potential dilutive securities	10,790	10,056

4.	Inventory

Inventory consisted of the following at December 31, 2019 and June 30, 2019 (in thousands):

	December 31,	June 30,
	2019	2019
Raw materials	$372	$333
Work in process	166	166
Finished goods	7	31
Total inventory, current	$545	$530

	December 31,	June 30,
	2019	2019
Enriched barium, non-current	$116	$117
Raw materials, non-current	11	38
Total inventory, non-current	$127	$155

Inventory, non-current represents raw materials that were ordered in quantities to obtain volume cost discounts which based on current and anticipated sales volumes will not be consumed within an operating cycle. On August 25, 2017, the Company entered into a Consignment Agreement and related Services Agreement with MedikorPharma-Ural LLC to begin utilizing our enriched barium-130 carbonate inventory. The Company originally anticipated obtaining enough Cesium-131 under this arrangement to obtain over 4,000 curies of Cesium-131. During the three and six months ended December 31, 2019, the Company obtained no and 31 curies, respectively, of Cesium-131 under this agreement which has been used in production. At December 31, 2019, the Company estimates that the remaining enriched barium will result in 894 curies; approximately 60 of which will be obtained in the next twelve months and 834 will be obtained after December 31, 2020. There is no assurance as to whether the agreement will be terminated before this full amount is obtained and other supply sources are used.

5.	Property and Equipment

Property and equipment consisted of the following at December 31, 2019 and June 30, 2019 (in thousands):

	December 31,	June 30,
	2019	2019
Land	$366	$366
Equipment	3,873	3,825
Leasehold improvements	4,143	4,143
Other[1]	801	645
Property and equipment	9,183	8,979
Less accumulated depreciation	(7,447)	(7,370)
Property and equipment, net	$1,736	$1,609

1 Includes plant and equipment not placed in service which are items that meet the capitalization threshold or which management believes will meet the threshold at the time of completion and which have yet to be placed into service as of the date of the balance sheet, and therefore, no depreciation expense has been recognized. Also included at December 31, 2019 and June 30, 2019 are costs associated with advance planning and design work on the Company’s new production facility of $207,000.

6.	Share-Based Compensation

The following table presents the share-based compensation expense recognized for stock-based options during the three months ended December 31, 2019 and 2018 (in thousands):

	Three Months ended December 31,
	2019	2018
Cost of sales	$8	$10
Research and development expenses	19	18
Sales and marketing expenses	24	22
General and administrative expenses	43	47
Total share-based compensation	$94	$97

The following table presents the share-based compensation expense recognized for stock-based options during the six months ended December 31, 2019 and 2018 (in thousands):

	Six Months ended December 31,
	2019	2018
Cost of sales	$16	$20
Research and development expenses	38	36
Sales and marketing expenses	49	44
General and administrative expenses	82	90
Total share-based compensation	$185	$190

As of December 31, 2019, total unrecognized compensation expense related to stock-based options was approximately $454,000 and the related weighted-average period over which it is expected to be recognized is approximately .91 years.

A summary of stock options within the Company’s share-based compensation plans as of December 31, 2019 was as follows (in thousands except for exercise prices and terms):

			Weighted
		Weighted	Average
	Number of	Exercise	Contractual	Intrinsic
As of December 31, 2019	Options	Price	Term (Years)	Value
Outstanding	4,651	$.64	7.46	$418
Vested and expected to vest	4,651	$.64	7.46	$418
Vested and exercisable	2,956	$.74	6.71	$172

There were no stock options exercised during the three months ended December 31, 2019 and 2018, respectively. The Company’s current policy is to issue new shares to satisfy stock option exercises.

There were 30,000 and 155,000 option awards granted with a fair value of approximately $11,000 and $52,000 during the three months ended December 31, 2019 and 2018, respectively.

There were no stock option awards which expired during the three months ended December 31, 2019 and 2018, respectively.

There were no and 32,000 stock option awards forfeited during the three months ended December 31, 2019 and 2018, respectively.

There were no stock options exercised during the six months ended December 31, 2019 and 2018, respectively. The Company’s current policy is to issue new shares to satisfy stock option exercises.

There were 40,000 and 237,500 option awards granted with a fair value of approximately $14,000 and $87,000 during the six months ended December 31, 2019 and 2018, respectively.

There were 8,250 and 10,000 stock option awards which expired during the six months ended December 31, 2019 and 2018, respectively.

There were 26,250 and 70,750 stock option awards forfeited during the six months ended December 31, 2019 and 2018, respectively.

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Fair Value at December 31, 2019
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$3,180	$3,180	$-	$-

	Fair Value at June 30, 2019
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$5,326	$5,326	$-	$-

The Company’s cash and cash equivalent instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

9.	Leases

The Company maintains a production facility located at Applied Process Engineering Laboratory (APEL) in Richland, Washington. The APEL facility became operational in September 2007. The production facility has over 15,000 square feet and includes space for isotope separation, seed production, order dispensing, a clean room for assembly of our product offerings, and a dedicated shipping area. In 2015, the Company entered into a modification to the production facility lease that modified the requirement to return the facility to ground at the time of exit at Company discretion, exercised an extension in 2017 to increase the lease term to April 30, 2021, and reduced the required notice to terminate the lease early from twelve months to six months. In July 2019, the Company entered into another modification of the production facility lease that extends the term to April 20, 2026, maintains the current rental rate through April 2020, and provides for an eighteen month termination notice with an early termination penalty of up to $40,000 which decreases in the future beginning May 1, 2022.

Upon the adoption of Topic 842 on July 1, 2019, the Company recognized a right-of-use asset and lease liability of approximately $1.2 million. In determining the amount of the right-of-use asset and lease liability, we assumed the termination of the lease in April 2024 and incurring a termination penalty of $20,000. As of the date of adoption, the operating lease is included on the balance sheet at the present value of the future base payments discounted at a 6% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit discount rate. The weighted average remaining term and discount rate as of December 31, 2019 was 4.3 years and 6%, respectively.

For the three and six months ended December 31, 2019, our operating lease expense was approximately $73,000 and $147,000, respectively. Operating right-of-use asset amortization was approximately $56,000 and $111,000 during the three and six months ended December 31, 2019, respectively. Due to lease expense in excess of payments made, the lease liability decreased approximately $55,000 and $109,000 for the three and six months ended December 31, 2019.

The following table presents the future operating lease payments and lease liability included on the condensed balance sheet related to the Company’s operating lease as of December 31, 2019 (in thousands):

Year Ending June 30,
2020 (remaining nine months of the year)	$145
2021	290
2022	290
2023	290
2024	237
Total	1,252
Less: Imputed Interest	(134)
Total Lease Liability	1,118
Less current portion	(229)
Non-current Lease Liability	$889

Asset Retirement Obligation

The Company has an asset retirement obligation (ARO) associated with the facility it currently leases. In connection with the lease modification executed in July 2019, the ARO changed as follows (in thousands):

	Six months ended December 31,
	2019	2018
Beginning balance	$621	$590
Accretion of discount	15	16
Gain on change in ARO estimate due to lease modification	(73)	-
Ending Balance	$563	$606

The original facility lease was scheduled to expire in the fourth quarter of fiscal year 2016. Upon the end of the original lease term, the initial asset retirement estimate was fully accreted and the related ARO asset was fully amortized. During the six months ended December 31, 2019, the Company extended the lease term an additional five years thus extending the time before asset retirement costs would be incurred. This resulted in a decrease in the ARO balance to a fair value of $555,000 and the Company recognized a gain on change in the estimate of $73,000 during the six months ended December 31, 2019. At the time of the lease extension, the undiscounted estimated asset retirement obligation was $704,000 discounted to fair value utilizing an interest rate of 5.1%.

10.	Shareholders’ Equity

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

In a concurrent private placement, the Company sold to each Investor, at no additional consideration, unregistered warrants to purchase up to the number of shares of common stock of the Company equal to 50% of such Investor’s Shares or a total of 5,500,000 shares, with an exercise price of $0.75 per share, exercisable from January 11, 2019 until January 11, 2024 (the “Investor Warrants”). The Company also issued warrants to purchase up to 330,000 shares of common stock of the Company, at an exercise price of $0.9375, exercisable from January 11, 2019 until July 10, 2023, to representatives of H.C. Wainwright & Co., LLC (“Wainwright”), the placement agent for the registered direct offering, as part of its compensation (the “Placement Agent Warrants” and together with the Investor Warrants, the “Warrants”).

The aggregate number of shares of our common stock issuable upon the exercise of the Warrants is 5,830,000 shares relating to this offering. We will receive gross proceeds from this offering solely to the extent any Warrants are exercised for cash.

11.	Contracts with Customers

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

During the three months ended December 31, 2019, the Company did not have any international revenue and had a nominal amount during the three months ended December 31, 2018.

During the six months ended December 31, 2019, the Company did not have any international revenue and had a nominal amount during the six months ended December 31, 2018.

For the three months ended December 31, 2019 and 2018, respectively, prostate brachytherapy comprised 89% of our revenue while other revenue comprised 11%.

For the six months ended December 31, 2019 and 2018, respectively, prostate brachytherapy comprised 89% of our revenue while other revenue comprised 11%.

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

	Six Months Ended December 31,
Facility	2019 % of total revenue	2018 % of total revenue
El Camino, Los Gatos, & other facilities	23.60%	22.26

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

All statements contained in this Form 10-Q, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” and similar expressions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future revenue, economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under Item 1A - Risk Factors beginning on page 22 below that may cause actual results to differ materially.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, inventories, accrued liabilities, derivative liabilities and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s annual report on Form 10-K as filed with the SEC on September 27, 2019 are those that depend most heavily on these judgments and estimates. As of December 31, 2019, there had been no material changes to any of the critical accounting policies contained therein.

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

The Company has distribution agreements outside of the United States. These distributors are responsible for obtaining regulatory clearance to sell the Company’s products in their territories, with the support of the Company. As of the date of this Report, the Company has distributors in the Russian Federation and Peru with no reported revenues in these locations during the six months ended December 31, 2019.

The Company has a supply agreement with The Open Joint Stock Company <<Isotope>>, a Russian company, for the supply of Cesium-131, which was extended by an addendum through December 31, 2019 and the volume was also modified. Under the addendum, current pricing and volumes for Cesium-131 purchases remained in place until May 31, 2019. On July 11, 2019, another addendum was signed extending the pricing terms until August 4, 2019. On July 30, 2019, a new supply contract was signed with The Open Joint Stock Company for a term of August 2019 to December 2020 as the Company had purchased the maximum amount of Cesium-131 permitted under the prior agreement. The Company also has a consignment inventory agreement with MedikorPharma-Ural LLC (“Medikor”) to process the Company’s enriched barium at another nuclear reactor in Russia. The term of this consignment agreement began in November 2017 and is for 10 years. Our source of supply of Cesium-131 from Russia is historically produced using one of two nuclear reactors which supply the irradiation needed for Cesium-131 production. One of the Russian nuclear reactors was shut down from December 2017 until August 2018, and the other Russian nuclear reactor shut down in August 2019 and continues to be shut down in 2020 for an indeterminate period. As a result of these scheduled shutdowns, only one of the Company's historic Russian suppliers of Cesium-131 is available during these periods.

Results of Operations

Three months ended December 31, 2019 and 2018 (in thousands):

	Three months ended December 31,
	2019		2018		2019 - 2018
	Amount	% (a)	Amount	% (a)	% Change
Sales, net	$2,206	100	$1,904	100	16
Cost of sales	1,095	50	1,139	60	(4)
Gross profit / (loss)	1,111	50	765	40	45

Operating expenses:
Research and development expenses - proprietary	277	12	395	21	(30)
Research and development expenses – collaboration agreement, net of reimbursement	-	-	19	1	(100)
Sales and marketing expenses	666	30	702	37	(5)
(Gain) on equipment disposal	-	-	(23)	(1)	100
General and administrative expenses	1,071	49	1,101	58	(3)
Total operating expenses	2,014	91	2,194	115	(8)
Operating loss	(903)	(41)	(1,429)	(75)	(37)

(a)	Expressed as a percentage of sales, net

Six months ended December 31, 2019 and 2018 (in thousands):

	Six months ended December 31,
	2019		2018		2019 - 2018
	Amount	% (a)	Amount	% (a)	% Change
Sales, net	$4,521	100	$3,466	100	30
Cost of sales	2,174	48	2,177	63	0
Gross profit / (loss)	2,347	52	1,289	37	82

Operating expenses:
Research and development expenses - proprietary	510	11	789	23	(35)
Research and development expenses – collaboration agreement, net of reimbursement	-	-	45	1	(100)
Sales and marketing expenses	1,481	33	1,351	39	10
(Gain) on equipment Disposal	-	-	(23)	(1)	100
General and administrative expenses	2,168	48	2,074	60	5
(Gain) on change in estimate of asset retirement obligation	(73)	(2)	-	-	(100)
Total operating expenses	4,086	90	4,236	122	(4)
Operating loss	(1,739)	(38)	(2,947)	(85)	(41)

(a)	Expressed as a percentage of sales, net

Sales

Sales, net for the three months ended December 31, 2019 increased 16% compared to the three months ended December 31, 2018. Sales, net for the six months ended December 31, 2019 increased 30% compared to the six months ended December 31, 2018. The Company’s sales personnel continued to bring on new accounts while also working with existing customers to increase their order volumes. The Blu Build™ loader, while in a limited market release, also contributed nominally to revenues during the three and six months ended December 31, 2019.

The sales breakdown between prostate and non-prostate applications is set forth below.

Three months ended December 31, 2019 and 2018 (in thousands):

	Three months ended December 31,
	2019		2018		2019 - 2018
	Amount	% (a)	Amount	% (a)	% Change
Prostate brachytherapy	$1,964	89	$1,695	89	16
Other sales	242	11	209	11	16
Sales, net	2,206	100	1,904	100	16

(a) Expressed as a percentage of sales, net

Six months ended December 31, 2019 and 2018 (in thousands):

	Six months ended December 31,
	2019		2018		2019 - 2018
	Amount	% (a)	Amount	% (a)	% Change
Prostate brachytherapy	$4,037	89	$3,071	89	31
Other sales	484	11	395	11	23
Sales, net	4,521	100	3,466	100	30

(a) Expressed as a percentage of sales, net

Prostate Brachytherapy

Prostate sales growth of approximately 16% during the three months ended December 31, 2019 compared to the three months ended December 31, 2018 and approximately 31% during the six months ended December 31, 2019 compared to the six months ended December 31, 2018 was achieved due to a sustained focus on acquiring new accounts through physician training programs and marketing campaigns along with continued support of existing customers to help them grow their business. While in a limited market release, the Blu Build™ loader also contributed to prostate revenue growth as it was sold to new customers that desired the intraoperative loader system. Management believes that the product's design is now complete and ready for broader market release but there is no assurance as to the exact timing of release. This broader market release should contribute to revenue in a more meaningful way in the second half of fiscal 2020 but there is no assurance that this will occur. Management believes the timing of the holidays in November and particularly in December resulted in fewer sales as many customers failed to order our product for use during the last two weeks of December. The Company continues to update its website and other marketing collateral as well as attending tradeshows to acquire new leads for our sales personnel. Also, the website along with some social media campaigns have been used to educate patients about the availability of Cesium-131 as a treatment option.

Management believes continued growth in prostate brachytherapy revenues will be the result of physicians, payors, and patients increasingly considering overall treatment advantages including costs compared with non-brachytherapy treatments, better treatment outcomes and improvement in the quality of life for patients. We believe the trend to use brachytherapy in lieu of other options is starting to improve our performance as for the twelve month period ended December 31, 2019 the net new physician customer count increased 39% over the same period ended December 31, 2018 but there is no assurance as to how long this trend will continue.

Management believes increased pressure to deliver effective healthcare in both terms of outcome and cost drove treatment options, and accordingly drove the Company’s prostate revenues, during the three and six months ended December 31, 2019.

Other Sales

Other sales includes, but is not limited to, brain, lung, head/neck, gynecological treatments, and services. Other sales, net increased by approximately 16% for the three months ended December 31, 2019 compared to the three months ended December 31, 2018, and approximately 23% for the six months ended December 31, 2019 compared to the six months ended December 31, 2018. Initial applications for these other brachytherapy treatments are primarily used in recurrent cancer treatments or salvage cases that are generally difficult to treat aggressive cancers where other treatment options are either ineffective or unavailable.

Other brachytherapy treatments are subject to the influence of a small pool of innovative physicians who are the early adopters of the technology who also tend to be faculty at teaching hospitals training the next generation of physicians. This causes the revenue created by these types of treatment applications to be more volatile and vary significantly from year to year. Additionally, with other brachytherapy surgical procedures there remains inconsistency and uncertainty regarding reimbursement for the procedures. This uncertain reimbursement for these new procedures will remain until specific coding and coverage policies are established, which could take years. Individual centers weigh the value of the procedure with their other treatment priorities on a patient by patient basis. Isoray believes that additional clinical data will begin to build a compelling argument to support reimbursement and increased adoption of its procedures; however, any growth will be inconsistent in the near term.

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

GammaTile™ Therapy was originally cleared for treating recurrent brain cancers. GT Med Tech filed a 510k with the FDA on an expanded indication of GammaTile™ Therapy to include treatment of newly diagnosed brain tumors with an application of Cesium-131. On January 27, 2020, GT Med Tech announced that it had received clearance from the FDA for an expanded indication that will allow patients of newly diagnosed malignant brain tumors to be treated by GammaTile™ Therapy. For the three and six months ended December 31, 2019, total revenues from sales to GT Med Tech were nominal. There were no sales to GT Med Tech for the three and six months ended December 31, 2018 as GT Med Tech began the limited market release of GammaTile™ Therapy in January 2019. While GT Med Tech continues to assure Isoray that its sales and marketing efforts will show steady improvements in sales there is no assurance this will occur.

Cost of sales

Cost of sales consists primarily of the costs of manufacturing and distributing the Company’s products.

Contributing to the three and six months ended December 31, 2019 and 2018 comparison were increased other direct materials purchases as well as increased labor to meet production demand due to improved sales. Although sales improved dramatically, the increase in cost of sales was only nominal primarily as a result of cost savings in isotope due to the termination of our domestic isotope supplier that occurred in fiscal year 2019 which resulted in lower isotope unit costs compared to the three and six months ended December 31, 2018 and more efficient isotope usage driven by the increased revenue that led to lower losses of isotope due to decay.

Gross Profit

Gross profit increased 45% for the three month period ended December 31, 2019 when compared to the three month period ended December 31, 2018. Contributing to the three and six months ended December 31, 2019 and 2018 gross profit comparison were increased sales and significantly lower isotope unit costs compared to the prior year comparable period, continued leverage of the fixed cost components within costs of sales, and more efficient isotope usage. The lower isotope unit costs are related to the previously discussed change in our supply chain made at the end of calendar year 2018.

Research and development

Research and development – proprietary

Proprietary research and development consists primarily of employee and third-party costs related to research and development activities.

Contributing to the three and six months ended December 31, 2019 and 2018 proprietary research and development comparison were a decrease in protocol expense primarily relating to a mutually-agreed termination of a grant agreement which resulted in a reversal of the accrual and a reduction in investment in the development of the Blu Build™ delivery system for real-time prostate brachytherapy.

Research and development – collaborative arrangement

Collaboration arrangement related costs are incurred, shared, and separately stated in connection with a collaborative research and development project with

GT Medical Technologies, Inc. (formerly known as GammaTile, LLC).

Contributing to the three and six months ended December 31, 2019 and 2018 comparison were decreased costs due to the fact that payments being made pursuant to the collaborative arrangement with GT Med Tech were no longer necessary at the same level, as the collaborative arrangement primarily related to work involved in obtaining 510(k) clearance, which has now been obtained.

Sales and marketing expenses

Sales and marketing expenses consist primarily of the costs related to the internal and external activities of the Company’s sales, marketing and customer service functions of the Company. As the Company increasingly focuses on improving sales, the cost associated with marketing and greater staffing continues to increase.

Contributing to the three months ended December 31, 2019 and 2018 comparison was a decrease in travel costs as a tradeshow that occurred in October 2018 occurred in September 2019. Incentive compensation increased for the quarter ended December 31, 2019 in connection with the increase in revenue.

Contributing to the six months ended December 31, 2019 and 2018 comparison were increased incentive compensation in connection with the increase in revenue.

General and administrative expenses

General and administrative expenses consist primarily of the costs related to the executive, human resources/training, quality assurance/regulatory affairs, finance, and information technology functions of the Company.

General and administrative expenses decreased 3% to $1.07 million in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019. Contributing to the three months ended December 31, 2019 and 2018 comparison were decreases in legal fees and proxy solicitation fees associated with redomiciling the Company to Delaware in December 2018 and renewal fees of our CE Mark. These cost decreases were partially offset in the three months ended December 31, 2019 by increases associated with payroll due to increased headcount and insurance premiums.

Contributing to the six months ended December 31, 2019 and 2018 comparison were cost increases associated with payroll due to increased headcount, insurance premiums, and employee hiring expense. These costs were partially offset in the six months ended December 31, 2019 by decreases in legal fees and proxy solicitation fees associated with redomiciling the Company to Delaware in December 2018.

Liquidity and capital resources

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company has historically financed its operations through selling equity to investors. During the six months ended December 31, 2019 and 2018, the Company used existing cash reserves to fund its operations and capital expenditures (in thousands except current ratio):

	Six months
	ended December 31,
	2019	2018
Net cash used by operating activities	$(1,931)	$(2,726)
Net cash used by investing activities	(204)	(4,043)
Net cash (used) provided by financing activities	(11)	7,370
Net (decrease) increase in cash and cash equivalents	$(2,146)	$601

	As of
	December 31, 2019	June 30, 2019
Working capital	$4,291	$6,194
Current ratio	4.20	6.53

Cash flows from operating activities

Net cash used by operating activities in the six months ended December 31, 2019 was primarily due to a net loss of approximately $1.71 million, net of approximately $224,000 in adjustments for non-cash activity such as depreciation and amortization expense, asset retirement obligation accretion, change in estimate of asset retirement obligation, and share-based compensation. Changes in operating assets and liabilities used approximately $442,000 to fund operating activities; increases in accounts receivable and prepaid expenses and other current assets and decreases in accounts payable and other accrued expenses and accrued protocol expense were partially offset by increases in accrued payroll and related taxes, accrued vacation, accrued radioactive waste disposal, and inventory.

Net cash used by operating activities in the six months ended December 31, 2018 was primarily due to a net loss of approximately $2.92 million, net of approximately $273,000 in adjustments for non-cash activity such as depreciation and amortization expense, gain on equipment disposal, asset retirement obligation accretion, and share-based compensation. Changes in operating assets and liabilities used approximately $77,000 to fund operating activities; decreases in accounts payable and accrued expenses, accrued payroll and related taxes, accrued vacation and an increase in prepaid expenses and other current assets were partially offset by decreases in accounts receivable and inventory and increases in accrued protocol expense and accrued radioactive waste disposal.

Cash flows from investing activities

Investing activities for the six months ended December 31, 2019 consisted of transactions related to the purchase of fixed assets, including automation of production processes.

Investing activities for the six months ended December 31, 2018 consisted of transactions related to the purchase and sale of fixed assets, including automation of production processes, as well as the purchase and subsequent maturity of U.S. Treasury Bills.

Management will continue to invest in technology and machinery that improves and streamlines production processes and to invest maturing U.S. Treasury Bills in low-risk investment opportunities that safeguard assets and provide greater assurance those resources will be liquid and available for business needs as they arise.

Cash flows from financing activities

Financing activities in the six months ended December 31, 2019 included payment of preferred dividends.

Financing activities in the six months ended December 31, 2018 included payment of preferred dividends and proceeds from sale of common stock, pursuant to registered direct offering, net (see note 10 to the financial statements).

Projected 2020 Liquidity and Capital Resources

Operating activities

Assuming no extraordinary expenses occur (whether operating or capital), if management is successful at implementing its strategy of renewed emphasis on driving the consumer to the prostate market, meets or exceeds its annual growth targets of twenty-five percent increase in revenue in fiscal 2020 and this annual growth continues, the Company anticipates reaching cash flow break-even in three to four years. The Company exceeded that target of twenty-five percent increased revenue in the six months ended December 31, 2019. There is no assurance that targeted sales growth will continue over the next three to four years. However, management is encouraged by the results for the six months ended December 31, 2019.

Capital expenditures

Management has completed the design of a future production and administration facility but has not determined when or if it will move ahead with construction. If financing is obtained and the facility constructed, it is believed that the new facility will have non-cash depreciation cost equal to or greater than the monthly rental cost of the current facility.

Management is reviewing and implementing changes in all aspects of production operations (including process automation), research and development, sales and marketing, and general and administrative functions to evaluate the most efficient deployment of capital to ensure that the appropriate materials, systems, and personnel are available to support and drive sales.

During the six months ended December 31, 2019, the Company invested approximately $187,000 in the automation production processes. Beginning in fiscal 2017 and continuing through December 31, 2019, the Company has invested approximately $1,027,000 in the automation of five production processes, four of which have been placed in service as of the end of December 31, 2019. Management expects to invest approximately $30,000 more over the next three months on the remaining automation projects, but there is no assurance that this amount will not be revised. This investment is designed to allow the Company to significantly increase the output of Cesium-131 brachytherapy seeds, while allowing the Company to decrease the labor costs related to seed production and also improving the overall safety of our operations.

Financing activities

On July 11, 2018, the Company sold 11,000,000 shares of its common stock at a price of $0.75 per share, for aggregate gross proceeds of $8.25 million, pursuant to the registration statement on Form S-3 that became effective on November 23, 2015. There was no material change in the use of proceeds from our public offering as described in our prospectus supplement filed with the SEC pursuant to Rule 424(b) on July 11, 2018. Through December 31, 2019, the Company had used the net proceeds raised through the July 11, 2018 offering as described in the prospectus supplement. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

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

On January 22, 2020, the Company filed a Form S-3 registration which became effective on February 4, 2020, with the potential to register up to $80 million of equity securities.

As of December 31, 2019, the Company had cash and cash equivalents that totaled $3.18 million compared to $5.33 million at the end of fiscal 2019 ended June 30, 2019. The Company has zero long-term debt. The relatively larger decrease in cash, cash equivalents, and certificates of deposit this quarter compared to recent quarters was attributed to an increase in prepaid expenses in the quarter primarily related to premium payments for Director & Officer insurance as well as a large decrease in accounts payable compared to the prior quarter due to the timing of payments made. Management remains comfortable that our cash reserves are sufficient to fund operating activities through the remainder of calendar year 2020. Shareholders’ equity at the end of fiscal second quarter 2020 totaled $6.14 million versus $7.68 million at the end of fiscal 2019 ended June 30, 2019.

The Company expects to finance its future cash needs through sales of equity, possible strategic collaborations, debt financing or through other sources that may be dilutive to existing shareholders. Management anticipates that if it raises additional financing that it will be at a discount to the market price and it will be dilutive to shareholders.

Other Commitments and Contingencies

The Company presented its other commitments and contingencies in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. There have been no material changes outside of the ordinary course of business in those obligations during the quarter ended December 31, 2019 other than those previously disclosed in Note 7 of the interim financial statements contained in this Form 10-Q.

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

During the quarter ended December 31, 2019, there have been no changes to the critical accounting policies and estimates, as discussed in Part II, Item 7 of our Form 10-K for the year ended June 30, 2019.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and co-principal financial officers, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of December 31, 2019. Based on that evaluation, our principal executive officer and our co-principal financial officers concluded that the design and operation of our disclosure controls and procedures were effective. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedures are designed to provide a reasonable level of assurance that the objectives of the system will be met.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Nothing to disclose.

ITEM 1A – RISK FACTORS

A description of the risk factors associated with our business is included under “Risk Factors” contained in Part I, Item 1A of our Form 10-K for the year ended June 30, 2019, and is incorporated herein by reference. There have been no material changes in our risk factors since such filing, except for the following:

We Rely Heavily On Three Customers

For the six months ended December 31, 2019 approximately 40% of the Company’s revenues were dependent on three customers with approximately 24% being generated by one customer. The loss of any of these customers would have a material adverse effect on the Company’s revenues which may not be replaced by other customers particularly as these customers are in the prostate sector which is facing substantial competition from other treatments.

We May Need Additional Capital In The Future To Maintain Our NYSE American Listing.

Our Common Stock is currently listed on the NYSE American stock exchange which will consider delisting a company’s securities if, among other things, the company fails to maintain minimum stockholder’s equity. With our stockholder's equity anticipated to fall below $6 million for the quarter ended March 31, 2020, we may not be able to maintain our listing on the NYSE American unless we raise capital in the next three to six months. In the event that our common stock is delisted from the NYSE American, trading, if any, in the common stock would be conducted in the over-the-counter market. As a result, our shareholders would likely find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock.

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

Exhibits:

3(i)	Certificate of Incorporation, incorporated by reference to Exhibit A of the Form Def 14A filed on November 9, 2018.

3(ii)	Bylaws, incorporated by reference to Exhibit C of the Form Def 14A filed on November 9, 2018.

10.1	Form of Amendment to Employment Agreement, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on December 17, 2019.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Financial Officer

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Financial Officer

32.1**	Section 1350 Certifications

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 12, 2020
ISORAY, INC., a Delaware corporation
/s/ Lori A. Woods
Lori A. Woods
Chief Executive Officer (Principal Executive Officer)

/s/ Jonathan Hunt
Jonathan Hunt
Chief Financial Officer (Co-Principal Financial Officer)

/s/ Mark J. Austin
Mark J. Austin Controller (Co-Principal Financial Officer and Principal Accounting Officer)