Form 10-Q
period 2020-03-31
Isoray, Inc.
filed 2020-05-13
CIK 728387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class	Outstanding as of May 11, 2020
Common stock, $0.001 par value	67,650,547

i

ISORAY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Isoray, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(In thousands, except shares)

	March 31,	June 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$2,405	$5,326
Accounts receivable, net	2,147	1,154
Inventory	580	530
Prepaid expenses and other current assets	587	305

Total current assets	5,719	7,315

Property and equipment, net	1,744	1,609
Right of use asset, net (Note 8)	1,059	-
Restricted cash	181	181
Inventory, non-current	126	155
Other assets, net of accumulated amortization	133	162

Total assets	$8,962	$9,422

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$937	$683
Lease liability (Note 8)	232	-
Accrued protocol expense	45	133
Accrued radioactive waste disposal	87	74
Accrued payroll and related taxes	260	89
Accrued vacation	183	142

Total current liabilities	1,744	1,121
Long-term liabilities:
Lease liability, non-current (Note 8)	830	-
Asset retirement obligation	570	621

Total liabilities	3,144	1,742
Commitments and contingencies (Note 7)

Shareholders' equity:
Preferred stock, $.001 par value; 7,000,000 shares authorized:
Series B: 5,000,000 shares allocated; 59,065 shares issued and outstanding	-	-
Common stock, $.001 par value; 200,000,000 shares authorized; 67,650,547 and 67,388,047 shares issued and outstanding	68	67
Additional paid-in capital	92,500	92,105
Accumulated deficit	(86,750)	(84,492)

Total shareholders' equity	5,818	7,680

Total liabilities and shareholders' equity	$8,962	$9,422

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(Dollars and shares in thousands, except for per-share amounts)

	Three months ended		Nine months ended
	March 31,		March 31,
	2020	2019	2020	2019

Sales, net	$2,880	$1,924	$7,401	$5,390
Cost of sales	1,174	1,045	3,348	3,222
Gross profit	1,706	879	4,053	2,168

Operating expenses:
Research and development:
Proprietary research and development	294	299	804	1,088
Collaboration arrangement, net of reimbursement	-	-	-	45
Total research and development	294	299	804	1,133
Sales and marketing	805	645	2,286	1,996
Gain on equipment disposal	-	(1)	-	(24)
General and administrative	1,155	1,099	3,323	3,173
Gain on change in estimate of asset retirement obligation	-	-	(73)	-
Total operating expenses	2,254	2,042	6,340	6,278

Operating loss	(548)	(1,163)	(2,287)	(4,110)

Non-operating income:
Interest income, net	3	34	29	59
Other income	-	2	-	2
Non-operating income	3	36	29	61

Net loss	(545)	(1,127)	(2,258)	(4,049)
Preferred stock dividends	(3)	(3)	(8)	(8)

Net loss applicable to common shareholders	$(548)	$(1,130)	$(2,266)	$(4,057)

Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.03)	$(0.06)

Weighted average shares used in computing net loss per share:
Basic and diluted	67,558	67,333	67,444	66,937

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine months ended March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,258)	$(4,049)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	113	100
Gain on equipment disposals	-	(24)
Amortization of other assets	29	37
Accretion of asset retirement obligation	22	23
Gain on change in estimate of asset retirement obligation	(73)	-
Share-based compensation	276	269
Changes in operating assets and liabilities:
Accounts receivable, net	(993)	76
Inventory	(21)	37
Prepaid expenses and other current assets	(283)	(53)
Accounts payable and accrued expenses	258	(390)
Accrued protocol expense	(88)	40
Accrued radioactive waste disposal	13	28
Accrued payroll and related taxes	171	(117)
Accrued vacation	41	(41)

Net cash used by operating activities	(2,793)	(4,064)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(248)	(353)
Proceeds from sale of equipment	-	24
Proceeds from maturity of certificates of deposit	-	9,632
Purchases of and interest from certificates of deposit and U.S. Treasury securities	-	(11,141)

Net cash used by investing activities	(248)	(1,838)

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred dividends paid	(11)	(11)
Proceeds from sales of common stock, pursuant to registered direct offering, net	-	7,370
Proceeds from sales of common stock, pursuant to exercise of options	131	2

Net cash provided by financing activities	120	7,361

Net increase (decrease) in cash, cash equivalents, and restricted cash	(2,921)	1,459
Cash, cash equivalents, and restricted cash beginning of period	5,507	2,781
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH END OF PERIOD	$2,586	$4,240

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$2,405	$4,059
Restricted cash	$181	$181
Total cash, cash equivalents, and restricted cash	$2,586	$4,240

Non-cash investing and financing activities:
Recognition of operating lease liability and right of use asset	1,228
Warrants issued to placement agent of registered direct offering	$-	$163

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
(In thousands, except shares)
	Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances at June 30, 2018	59,065	$-	56,331,147	$56	$84,322	$(79,348)	$5,030

Issuance of common stock pursuant to registered direct offering, net			11,000,000	11	7,483		7,494
Share-based compensation					93		93
Net Loss						(1,508)	(1,508)

Balances at September 30, 2018	59,065	$-	67,331,147	$67	$91,898	$(80,856)	$11,109

Offering costs pursuant to registered direct offering, net					(116)		(116)
Payment of dividend to preferred shareholders					(11)		(11)
Share-based compensation					97		97
Net Loss						(1,414)	(1,414)

Balances at December 31, 2018	59,065	$-	67,331,147	$67	$91,868	$(82,270)	$9,665

Issuance of common stock pursuant to exercise of options			6,900	-	2		2
Offering costs pursuant to registered direct offering, net					(8)		(8)
Share-based compensation					79		79
Net Loss						(1,127)	(1,127)

Balances at March 31, 2019	59,065	$-	67,338,047	$67	$91,941	$(83,397)	$8,611
	Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances at June 30, 2019	59,065	$-	67,388,047	$67	$92,105	$(84,492)	$7,680

Share-based compensation					91		91
Net Loss						(816)	(816)

Balances at September 30, 2019	59,065	$-	67,388,047	$67	$92,196	$(85,308)	$6,955

Payment of dividend to preferred shareholders					(11)		(11)
Share-based compensation					94		94
Net Loss						(897)	(897)

Balances at December 31, 2019	59,065	$-	67,388,047	$67	$92,279	$(86,205)	$6,141

Issuance of common stock pursuant to exercise of options			262,500	1	130		131
Share-based compensation					91		91
Net loss						(545)	(545)

Balances at March 31, 2020	59,065	$-	67,650,547	$68	$92,500	$(86,750)	$5,818

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc.

Notes to the Unaudited Consolidated Financial Statements

1.	Basis of Presentation

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

Basic and diluted earnings (loss) per share are calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. At March 31, 2020 and 2019, the calculation of diluted weighted average shares did not include convertible preferred stock, common stock warrants, or options that are potentially convertible into common stock as those would be antidilutive due to the Company’s net loss position.

Securities not considered in the calculation of diluted weighted average shares, but that could be dilutive in the future as of March 31, 2020 and 2019, were as follows (in thousands):

	March 31,
	2020	2019
Series B preferred stock	59	59
Common stock warrants	6,080	6,080
Common stock options	4,367	3,925
Total potential dilutive securities	10,506	10,064

4.	Inventory

Inventory consisted of the following at March 31, 2020 and June 30, 2019 (in thousands):

	March 31,	June 30,
	2020	2019
Raw materials	$369	$333
Work in process	198	166
Finished goods	13	31
Total inventory, current	$580	$530

	March 31,	June 30,
	2020	2019
Enriched barium, non-current	$116	$117
Raw materials, non-current	10	38
Total inventory, non-current	$126	$155

Inventory, non-current represents raw materials that were ordered in quantities to obtain volume cost discounts which based on current and anticipated sales volumes will not be consumed within an operating cycle. On August 25, 2017, the Company entered into a Consignment Agreement and related Services Agreement with MedikorPharma-Ural LLC to begin utilizing our enriched barium-130 carbonate inventory. The Company originally anticipated obtaining enough Cesium-131 under this arrangement to obtain over 4,000 curies of Cesium-131. During the three and nine months ended March 31, 2020, the Company obtained no and 31 curies, respectively, of Cesium-131 under this agreement which has been used in production. At March 31, 2020, the Company estimates that the remaining enriched barium will result in 894 curies; approximately 60 of which will be obtained in the next twelve months and 834 will be obtained after March 31, 2021. There is no assurance as to whether the agreement will be terminated before this full amount is obtained. If terminated, other supply sources will be used.

5.	Property and Equipment

Property and equipment consisted of the following at March 31, 2020 and June 30, 2019 (in thousands):

	March 31,	June 30,
	2020	2019
Land	$366	$366
Equipment	3,878	3,825
Leasehold improvements	4,143	4,143
Other[1]	841	645
Property and equipment	9,228	8,979
Less accumulated depreciation	(7,484)	(7,370)
Property and equipment, net	$1,744	$1,609

1 Includes plant and equipment not placed in service which are items that meet the capitalization threshold or which management believes will meet the threshold at the time of completion and which have yet to be placed into service as of the date of the balance sheet, and therefore, no depreciation expense has been recognized. Also included at March 31, 2020 and June 30, 2019 are costs associated with advance planning and design work on the Company’s new production facility of $207,000.

6.	Share-Based Compensation

The following table presents the share-based compensation expense recognized for stock options during the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months ended March 31,
	2020	2019
Cost of sales	$8	$9
Research and development expenses	18	18
Sales and marketing expenses	24	22
General and administrative expenses	41	30
Total share-based compensation	$91	$79

The following table presents the share-based compensation expense recognized for stock options during the nine months ended March 31, 2020 and 2019 (in thousands):

	Nine Months ended March 31,
	2020	2019
Cost of sales	$24	$30
Research and development expenses	56	54
Sales and marketing expenses	73	65
General and administrative expenses	123	120
Total share-based compensation	$276	$269

As of March 31, 2020, total unrecognized compensation expense related to stock options was approximately $362,000 and the related weighted-average period over which it is expected to be recognized is approximately .85 years.

A summary of stock options within the Company’s share-based compensation plans as of March 31, 2020 was as follows (in thousands except for exercise prices and terms):

			Weighted
		Weighted	Average
	Number of	Exercise	Contractual	Intrinsic
As of March 31, 2020	Options	Price	Term (Years)	Value
Outstanding	4,367	$.65	7.18	$172
Vested and expected to vest	4,367	$.65	7.18	$172
Vested and exercisable	2,800	$.75	6.42	$63

There were 262,500 and 6,900 stock options exercised, with approximately $83,000 and $1,000 of intrinsic value associated with these exercises during the three months ended March 31, 2020 and 2019, respectively. The Company’s current policy is to issue new shares to satisfy stock option exercises.

There were no and 25,000 option awards granted with a fair value of approximately $0 and $7,000 during the three months ended March 31, 2020 and 2019, respectively.

There were 21,250 and 10,000 stock option awards which expired during the three months ended March 31, 2020 and 2019, respectively.

There were no stock option awards forfeited during the three months ended March 31, 2020 and 2019, respectively.

There were 262,500 and 6,900 stock options exercised, with approximately $83,000 and $1,000 of intrinsic value associated with these exercises during the nine months ended March 31, 2020 and 2019, respectively. The Company’s current policy is to issue new shares to satisfy stock option exercises.

There were 40,000 and 262,500 option awards granted with a fair value of approximately $14,000 and $94,000 during the nine months ended March 31, 2020 and 2019, respectively.

There were 29,500 and 20,000 stock option awards which expired during the nine months ended March 31, 2020 and 2019, respectively.

There were 26,250 and 70,750 stock option awards forfeited during the nine months ended March 31, 2020 and 2019, respectively.

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

Upon the adoption of Topic 842 on July 1, 2019, the Company recognized a right-of-use asset and lease liability of approximately $1.2 million. In determining the amount of the right-of-use asset and lease liability, we assumed the termination of the lease in April 2024 and incurring a termination penalty of $20,000. As of the date of adoption, the operating lease is included on the balance sheet at the present value of the future base payments discounted at a 6% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit discount rate. The weighted average remaining term and discount rate as of March 31, 2020 was 4.1 years and 6%, respectively.

For the three and nine months ended March 31, 2020, our operating lease expense was approximately $73,000 and $220,000, respectively.

The following table presents the future operating lease payments and lease liability included on the condensed balance sheet related to the Company’s operating lease as of March 31, 2020 (in thousands):

Year Ending June 30,
2020 (remaining three months of the year)	$72
2021	290
2022	290
2023	290
2024	237
Total	1,179
Less: Imputed Interest	(117)
Total Lease Liability	1,062
Less current portion	(232)
Non-current Lease Liability	$830

Asset Retirement Obligation

The Company has an asset retirement obligation (ARO) associated with the facility it currently leases. In connection with the lease modification executed in July 2019, the ARO changed as follows (in thousands):

	Nine months ended March 31,
	2020	2019
Beginning balance	$621	$590
Accretion of discount	22	23
Gain on change in ARO estimate due to lease modification	(73)	-
Ending Balance	$570	$613

In July 2019, the Company extended the lease term an additional five years thus extending the time before asset retirement costs would be incurred. The Company estimated retirement costs to be $704,000, which was discounted utilizing an interest rate of 5.1% for a new ARO liability of $555,000, a reduction of $73,000. At the time of extension, the asset retirement asset had been fully amortized, thus the Company recognized a gain on change in the estimate of $73,000.

9.	Shareholders’ Equity

On March 31, 2020, the Company entered into an Equity Distribution Agreement (the “Agreement”) with Oppenheimer & Co., Inc. (“Oppenheimer”). The common stock sold pursuant to the Agreement will be distributed at the market prices prevailing at the time of sale. The Agreement provides that Oppenheimer will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold plus reimbursement of certain expenses. As of March 31, 2020, the Company has not sold any shares.

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

10.	Contracts with Customers

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

During the three months ended March 31, 2020 and 2019, the Company did not have any international revenue.

During the nine months ended March 31, 2020, the Company did not have any international revenue and had a nominal amount during the nine months ended March 31, 2019.

For the three months ended March 31, 2020 prostate brachytherapy comprised 84% of our revenue while other revenue comprised 16% compared to 88% and 12%, respectively, for the three months ended March 31, 2019.

For the nine months ended March 31, 2020 prostate brachytherapy comprised 87% of our revenue while other revenue comprised 13% compared to 88% and 12%, respectively, for the nine months ended March 31, 2019.

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

	Nine Months Ended March 31,
Facility	2020 % of total revenue	2019 % of total revenue
El Camino, Los Gatos, & other facilities	25.00%	20.97

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, inventories, accrued liabilities, derivative liabilities and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s annual report on Form 10-K as filed with the SEC on September 27, 2019 are those that depend most heavily on these judgments and estimates. As of March 31, 2020, there had been no material changes to any of the critical accounting policies contained therein.

Overview

Isoray is a brachytherapy device manufacturer with FDA clearance for a single medical device that can be delivered to the physician in multiple configurations as prescribed for the treatment of cancers in multiple body sites. The Company manufactures and sells this product as the Cesium-131 brachytherapy seed or Cesium Blu.

The brachytherapy seed utilizes Cesium-131, a 9.7 day half-life, 30.4 keV energy isotope as its radiation source. The Company believes that it is the unique combination of the short half-life and the energy of the Cesium-131 isotope that are yielding the beneficial treatment results that have been published in peer reviewed journal articles and presented in various forms at conferences and tradeshows.

The Company has distribution agreements outside of the United States. These distributors are responsible for obtaining regulatory clearance to sell the Company’s products in their territories, with the support of the Company. As of the date of this Report, the Company has distributors in the Russian Federation, Peru and India with no reported revenues in these locations during the nine months ended March 31, 2020.

The Company has a supply agreement with The Open Joint Stock Company <<Isotope>>, a Russian company, for the supply of Cesium-131 for a term of August 2019 to December 2020. Our source of supply of Cesium-131 from Russia is historically produced using one of two nuclear reactors which supply the irradiation needed for Cesium-131 production. One of the Russian nuclear reactors was shut down from December 2017 until August 2018, and the other Russian nuclear reactor shut down in August 2019 and continues to be shut down in 2020 for an indeterminate period. As a result of these scheduled shutdowns only one of the Company's historic Russian suppliers of Cesium-131 is available during these periods. The Company also has a consignment inventory agreement with MedikorPharma-Ural LLC (“Medikor”) to process the Company’s enriched barium at another nuclear reactor in Russia. The term of this consignment agreement began in November 2017 and is for 10 years.

Results of Operations

Three months ended March 31, 2020 and 2019 (in thousands):

	Three months ended March 31,
	2020		2019		2020 - 2019
	Amount	% (a)	Amount	% (a)	% Change
Sales, net	$2,880	100	$1,924	100	50
Cost of sales	1,174	41	1,045	54	12
Gross profit / (loss)	1,706	59	879	46	94

Operating expenses:
Research and development expenses - proprietary	294	10	299	16	(2)
Sales and marketing expenses	805	28	645	34	25
(Gain) on equipment disposal	-	-	(1)	(0)	100
General and administrative expenses	1,155	40	1,099	57	5
Total operating expenses	2,254	78	2,042	106	10
Operating loss	(548)	(19)	(1,163)	(60)	(53)

(a)	Expressed as a percentage of sales, net

Nine months ended March 31, 2020 and 2019 (in thousands):

	Nine months ended March 31,
	2020		2019		2020 - 2019
	Amount	% (a)	Amount	% (a)	% Change
Sales, net	$7,401	100	$5,390	100	37
Cost of sales	3,348	45	3,222	60	4
Gross profit / (loss)	4,053	55	2,168	40	87

Operating expenses:
Research and development expenses - proprietary	804	11	1,088	20	(26)
Research and development expenses – collaboration agreement, net of reimbursement	-	-	45	1	(100)
Sales and marketing expenses	2,286	31	1,996	37	15
(Gain) on equipment Disposal	-	-	(24)	(0)	100
General and administrative expenses	3,323	45	3,173	59	5
(Gain) on change in estimate of asset retirement obligation	(73)	(1)	-	-	(100)
Total operating expenses	6,340	86	6,278	116	1
Operating loss	(2,287)	(31)	(4,110)	(76)	(44)

(a)	Expressed as a percentage of sales, net

Sales

Sales, net for the three months ended March 31, 2020 increased 50% compared to the three months ended March 31, 2019. Sales, net for the nine months ended March 31, 2020 increased 37% compared to the nine months ended March 31, 2019. The Company’s sales personnel continued to bring on new accounts while also working with existing customers to increase their order volumes. The Blu Build™ loader, while in a limited market release, also contributed nominally to revenues during the three and nine months ended March 31, 2020.

The sales breakdown between prostate and non-prostate applications is set forth below.

Three months ended March 31, 2020 and 2019 (in thousands):

	Three months ended March 31,
	2020		2019		2020 - 2019
	Amount	% (a)	Amount	% (a)	% Change
Prostate brachytherapy	$2,406	84	$1,690	88	42
Other sales	474	16	234	12	103
Sales, net	2,880	100	1,924	100	50

(a) Expressed as a percentage of sales, net

Nine months ended March 31, 2020 and 2019 (in thousands):

	Nine months ended March 31,
	2020		2019		2020 - 2019
	Amount	% (a)	Amount	% (a)	% Change
Prostate brachytherapy	$6,443	87	$4,761	88	35
Other sales	958	13	629	12	52
Sales, net	7,401	100	5,390	100	37

(a) Expressed as a percentage of sales, net

Prostate Brachytherapy

Prostate sales growth of approximately 42% during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 and approximately 35% during the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019 was achieved due to a sustained focus on acquiring new accounts through physician training programs and marketing campaigns along with continued support of existing customers to help them grow their business. In addition, the Company instituted a price increase in January 2020 for certain of its products which accounted for about 30% and 15% of the increase in the three months and nine months ended March 31, 2020, respectively. While in a limited market release, the Blu Build™ loader also contributed to prostate revenue growth as it was sold to new customers that desired the intraoperative loader system. Management believes that the product's design is now complete and ready for broader market release but there is no assurance as to the exact timing of release. The COVID-19 pandemic has impacted the sourcing of parts associated with the assembly of our proprietary disposable delivery device, Blu Build™.  Management believes we have enough inventory to support our current customers and new customers in the pipeline until our parts manufacturer is back online. As a result we now anticipate Blu Build™ will see a slower than expected release through the remainder of fiscal 2020 with the expectation that Blu Build™ will continue contributing revenue in the fiscal fourth quarter of 2020 and gain traction in fiscal 2021, but there is no assurance that further delays in parts supply may in turn delay the anticipated commercial sale of Blu Build™.

As a result of COVID-19, during March 2020, the Company incurred more cancellations than we have historically experienced, which negatively impacted our revenue for the three months ended March 31, 2020. April 2020 revenue declined approximately 20% compared to April 2019 as a result of COVID-19. The Company continues to update its website and other marketing collateral as well as attending tradeshows to acquire new leads for our sales personnel. Some tradeshows have been postponed or cancelled and we do not know the extent and impact COVID-19 will have on future tradeshows. Also, the website along with some social media campaigns have been used to educate patients about the availability of Cesium-131 as a treatment option.

Management believes continued growth in prostate brachytherapy revenues will be the result of physicians, payors, and patients increasingly considering overall treatment advantages including costs compared with non-brachytherapy treatments, better treatment outcomes and improvement in the quality of life for patients.

Management believes increased pressure to deliver effective healthcare in both terms of outcome and cost drove treatment options, and accordingly drove the Company’s prostate revenues, during the three and nine months ended March 31, 2020.

Other Sales

Other sales includes, but is not limited to, brain, lung, head/neck, gynecological treatments, and services. Other sales, net increased by approximately 103% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, and approximately 52% for the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019. The increases are a result of an increase in revenue from brain as well as a price increase in January 2020. Initial applications for these other brachytherapy treatments are primarily used in recurrent cancer treatments or salvage cases that are generally difficult to treat aggressive cancers where other treatment options are either ineffective or unavailable.

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

GammaTile™ Therapy was originally cleared for treating recurrent brain cancers. GT Med Tech filed a 510k with the FDA on an expanded indication of GammaTile™ Therapy to include treatment of newly diagnosed brain tumors with an application of Cesium-131. On January 27, 2020, GT Med Tech announced that it had received clearance from the FDA for an expanded indication that will allow patients of newly diagnosed malignant brain tumors to be treated by GammaTile™ Therapy. For the three and nine months ended March 31, 2020, total revenues from sales to GT Med Tech were nominal. Sales to GT Med Tech for the three and nine months ended March 31, 2019 were nominal as GT Med Tech began the limited market release of GammaTile™ Therapy in January 2019. While GT Med Tech continues to assure Isoray that its sales and marketing efforts will show steady improvements in sales there is no assurance this will occur.

Cost of sales

Cost of sales consists primarily of the costs of manufacturing and distributing the Company’s products.

Contributing to the three and nine months ended March 31, 2020 and 2019 comparison were increased other direct materials purchases as well as increased labor to meet production demand due to improved sales. Although sales improved dramatically, the increase in cost of sales was only nominal primarily as a result of cost savings in isotope due to the termination of our domestic isotope supplier that occurred at the end of calendar year 2018 which resulted in lower isotope unit costs compared to the three and nine months ended March 31, 2020 and more efficient isotope usage driven by the increased revenue that led to lower losses of isotope due to decay.

Gross Profit

Gross profit increased 94% for the three month period ended March 31, 2020 when compared to the three month period ended March 31, 2019. Contributing to the three and nine months ended March 31, 2020 and 2019 gross profit comparison were increased sales and significantly lower isotope unit costs compared to the prior year comparable period, continued leverage of the fixed cost components within costs of sales, and more efficient isotope usage. The lower isotope unit costs are related to the previously discussed change in our supply chain made at the end of calendar year 2018.

Research and development

Research and development – proprietary

Proprietary research and development consists primarily of employee and third-party costs related to research and development activities.

Contributing to the three and nine months ended March 31, 2020 and 2019 proprietary research and development comparison were a decrease in protocol expense primarily relating to a mutually-agreed termination of a grant agreement which resulted in a reversal of the accrual and a reduction in investment in the development of the Blu Build™ delivery system for real-time prostate brachytherapy.

Going forward, we continue to expect proprietary R&D expense to increase back to or above levels in prior recent quarters or to roughly $300,000 to $400,000 per quarter, as we are continuing to have discussions with institutions looking at the expanded use of Cesium-131.

Research and development – collaborative arrangement

Collaboration arrangement related costs are incurred, shared, and separately stated in connection with a collaborative research and development project with GT Medical Technologies, Inc. (formerly known as GammaTile, LLC).

Contributing to the three and nine months ended March 31, 2020 and 2019 comparison were decreased costs due to the fact that payments being made pursuant to the collaborative arrangement with GT Med Tech were no longer necessary at the same level, as the collaborative arrangement primarily related to work involved in obtaining 510(k) clearance, which has now been obtained.

Sales and marketing expenses

Sales and marketing expenses consist primarily of the costs related to the internal and external activities of the Company’s sales, marketing and customer service functions of the Company. As the Company increasingly focuses on improving sales, the cost associated with marketing and greater staffing continues to increase.

Contributing to the three months ended March 31, 2020 and 2019 comparison was an increase in incentive compensation for the quarter ended March 31, 2020 in connection with the increase in revenue as well as an increase in physician-led training expenses. These increases were offset by a decrease in travel costs due to COVID-19.

Contributing to the nine months ended March 31, 2020 and 2019 comparison was increased incentive compensation in connection with the increase in revenue and an increase in physician-led training expenses.

General and administrative expenses

General and administrative expenses consist primarily of the costs related to the executive, human resources/training, quality assurance/regulatory affairs, finance, and information technology functions of the Company.

General and administrative expenses increased 5% to $1.16 million in the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019. Contributing to the three months ended March 31, 2020 and 2019 comparison were increases associated with payroll due to increased headcount and incentive compensation, insurance premiums, and public company related expenses. These costs were partially offset in the three months ended March 31, 2020 by decreases to State of Washington Hazardous Substance Tax, legal fees, travel, and employee hiring expense.

Contributing to the nine months ended March 31, 2020 and 2019 comparison were cost increases associated with payroll due to increased headcount and incentive compensation, insurance premiums, and employee hiring expense. These costs were partially offset in the nine months ended March 31, 2020 by decreases in legal fees and proxy solicitation fees associated with redomiciling the Company to Delaware in December 2018, State of Washington Hazardous Substance Tax, and travel.

Impact of COVID-19

From the onset of the COVID-19 global health pandemic we have been proactive in implementing plans to ensure the health and well-being of our employees, while remaining focused on providing uninterrupted product flow to the physicians and patients who count on us. We seamlessly transitioned many employees to work from home and made other adjustments to ensure the continuity of our business through this time. At the beginning of the pandemic, we moved quickly to ensure that our inventory of non-isotope supplies were appropriate in case our supply chain was disrupted.  In addition, we set in motion our strategy to maintain a continuous and uninterrupted supply of isotope from our suppliers in Russia.

As COVID-19 began to spread, many states implemented new guidelines in an attempt to mitigate the spread of the virus and to conserve certain medical supplies. Those guidelines led to the cancellation or postponement of elective and non-emergency surgical procedures, including prostate brachytherapy procedures.  Consequently, at the very end of March, we saw some procedures begin to be postponed in many markets we serve.  This resulted in a drop in revenue for the month of April as preliminary revenue declined about 20% compared to April of 2019.

In the recent weeks as states began to lift restrictions on non-essential surgeries we have received an increasing amount of customer feedback that those implants that had been canceled in March were beginning to be rescheduled. Thus, our order growth has been accelerating since the last week of April. We firmly believe that most, if not all, treatments in process prior to the outbreak will take place over the next few months but there is no assurance this will occur.  In the meantime, we continue to tightly manage our expenses and make fluid adjustments to isotope orders to meet potential increased treatment demands as restrictions lift.

Liquidity and capital resources

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company has historically financed its operations through selling equity to investors. During the nine months ended March 31, 2020 and 2019, the Company used existing cash reserves to fund its operations and capital expenditures (in thousands except current ratio):

	Nine months
	ended March 31,
	2020	2019
Net cash used by operating activities	$(2,793)	$(4,064)
Net cash used by investing activities	(248)	(1,838)
Net cash provided by financing activities	120	7,361
Net (decrease) increase in cash and cash equivalents	$(2,921)	$1,459

	As of
	March 31, 2020	June 30, 2019
Working capital	$3,975	$6,194
Current ratio	3.28	6.53

Cash flows from operating activities

Net cash used by operating activities in the nine months ended March 31, 2020 was primarily due to a net loss of approximately $2.26 million, net of approximately $367,000 in adjustments for non-cash activity such as depreciation and amortization expense, asset retirement obligation accretion, change in estimate of asset retirement obligation, and share-based compensation. Changes in operating assets and liabilities used approximately $904,000 to fund operating activities; increases in accounts receivable, prepaid expenses and other current assets, and inventory and decreases in accrued protocol expense were partially offset by increases in accounts payable and accrued expenses, accrued payroll and related taxes, accrued vacation, and accrued radioactive waste disposal.

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

Cash flows from investing activities

Investing activities for the nine months ended March 31, 2020 consisted of transactions related to the purchase of fixed assets, including automation of production processes.

Investing activities for the nine months ended March 31, 2019 consisted of transactions related to the purchase and sale of fixed assets, including automation of production processes, as well as the purchase and subsequent maturity of U.S. Treasury bills.

Management will continue to invest in technology and machinery that improves and streamlines production processes and to invest in low-risk investment opportunities that safeguard assets and provide greater assurance those resources will be liquid and available for business needs as they arise.

Cash flows from financing activities

Financing activities in the nine months ended March 31, 2020 included payment of preferred dividends and proceeds from sale of common stock, pursuant to exercise of options.

Financing activities in the nine months ended March 31, 2019 included payment of preferred dividends and proceeds from sale of common stock, pursuant to registered direct offering, net (see note 9 to the financial statements) and proceeds from sale of common stock, pursuant to exercise of options.

Projected 2020 Liquidity and Capital Resources

Operating activities

Assuming no extraordinary expenses occur (whether operating or capital), if management is successful at implementing its strategy of renewed emphasis on driving the consumer to the prostate market, meets or exceeds its annual growth targets of twenty-five percent increase in revenue in fiscal 2020 and this annual growth continues, the Company anticipates reaching cash flow break-even in about three years. The Company exceeded that target of twenty-five percent increased revenue in the nine months ended March 31, 2020. There is no assurance that targeted sales growth will continue over the next three years. However, management is encouraged by the results for the nine months ended March 31, 2020.

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

During the nine months ended March 31, 2020, the Company invested approximately $221,000 in the automation production processes. Beginning in fiscal 2017 and continuing through March 31, 2020, the Company has invested approximately $1,061,000 in the automation of five production processes, four of which have been placed in service as of the end of March 31, 2020. Management expects to invest approximately $10,000 more over the next three months on the remaining automation projects, but there is no assurance that this amount will not be revised. This investment is designed to allow the Company to significantly increase the output of Cesium-131 brachytherapy seeds, while allowing the Company to decrease the labor costs related to seed production and also improving the overall safety of our operations.

Financing activities

On January 22, 2020, the Company filed a Form S-3 registration which became effective on February 4, 2020, with the potential to register up to $80 million of equity securities. On March 31, 2020, the Company entered into an Equity Distribution Agreement (the “Agreement”) with Oppenheimer & Co., Inc. (“Oppenheimer”). The common stock sold pursuant to the Agreement will be distributed at the market prices prevailing at the time of sale. The Agreement provides that Oppenheimer will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold plus reimbursement of certain expenses. As of March 31, 2020, the Company has not sold any shares.

On July 11, 2018, the Company sold 11,000,000 shares of its common stock at a price of $0.75 per share, for aggregate gross proceeds of $8.25 million, pursuant to the registration statement on Form S-3 that became effective on November 23, 2015. There was no material change in the use of proceeds from our public offering as described in our prospectus supplement filed with the SEC pursuant to Rule 424(b) on July 11, 2018. Through March 31, 2020, the Company had used the net proceeds raised through the July 11, 2018 offering as described in the prospectus supplement. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

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

As of March 31, 2020, the Company had cash and cash equivalents that totaled $2.41 million compared to $5.33 million at the end of fiscal 2019 ended June 30, 2019. The Company has zero long-term debt. Management remains comfortable that our cash reserves are sufficient to fund operating activities through the remainder of calendar year 2020. Shareholders’ equity at the end of fiscal third quarter 2020 totaled $5.82 million versus $7.68 million at the end of fiscal 2019 ended June 30, 2019.

The Company expects to finance its future cash needs through sales of equity, possible strategic collaborations, debt financing or through other sources that may be dilutive to existing shareholders. Management anticipates that if it raises additional financing outside of the Equity Distribution Agreement with Oppenheimer that it will be at a discount to the market price and it will be dilutive to shareholders.

Other Commitments and Contingencies

The Company presented its other commitments and contingencies in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. There have been no material changes outside of the ordinary course of business in those obligations during the quarter ended March 31, 2020 other than those previously disclosed in Note 7 of the interim financial statements contained in this Form 10-Q.

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

During the quarter ended March 31, 2020, there have been no changes to the critical accounting policies and estimates, as discussed in Part II, Item 7 of our Form 10-K for the year ended June 30, 2019.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and co-principal financial officers, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of March 31, 2020. Based on that evaluation, our principal executive officer and our co-principal financial officers concluded that the design and operation of our disclosure controls and procedures were effective. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedures are designed to provide a reasonable level of assurance that the objectives of the system will be met.

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

We Rely Heavily On Three Customers

For the nine months ended March 31, 2020 approximately 40% of the Company’s revenues were dependent on three customers with approximately 25% being generated by one customer. The loss of any of these customers would have a material adverse effect on the Company’s revenues which may not be replaced by other customers particularly as these customers are in the prostate sector which is facing substantial competition from other treatments.

We May Need Additional Capital In The Future To Maintain Our NYSE American Listing.

Our Common Stock is currently listed on the NYSE American stock exchange which will consider delisting a company’s securities if, among other things, the company fails to maintain minimum stockholder’s equity. With our stockholder's equity below $6 million for the quarter ended March 31, 2020, we may not be able to maintain our listing on the NYSE American unless we raise capital in the next twelve to eighteen months in order to bring our stockholder's equity above the NYSE American's $6 million threshold. In the event that our common stock is delisted from the NYSE American, trading, if any, in the common stock would be conducted in the over-the-counter market. As a result, our shareholders would likely find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock.

The Recent Novel Coronavirus (COVID-19) Outbreak Could Materially Adversely Affect Our Financial Condition and Results of Operations.

COVID-19 may impact supply chain and product sales. Our Cesium supply comes from Russia and while at this time we are not aware of any shutdowns of nuclear facilities in Russia or limited staffing due to ongoing risk of virus transmission this may occur in the future. We also depend on overseas flights which have been curtailed and any further flight cancellations may impact our supply chain. While our surgeries are not considered elective, in areas where hospitals are devoted to COVID-19 or other chronic conditions, surgeries required to implant our seeds may be postponed or cancelled, as occurred in late March and continued through much of April at numerous locations. If conditions worsen with the COVID-19 pandemic this may have a material adverse effect on our business.

The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, and suppliers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be harmed.

These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition. In addition, quarantines, stay-at-home, executive and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, it has significantly disrupted global financial markets, and may limit our ability to access capital, which could in the future negatively affect our liquidity. A recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

The ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, the effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

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

10.1

Amendment to Exhibit A and Amendment No. 2 to Exhibit B of Amended and Restated Manufacturing and Supply Agreement, dated effective January 13, 2020, between Isoray Medical, Inc. and GT Medical Technologies, Inc. (confidential portions of the exhibit have been omitted), incorporated by reference to Exhibit 10.1 of the Form 8-K filed on January 16, 2020.

10.2	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on February 19, 2020.

10.3	Equity Distribution Agreement between Isoray, Inc. and Oppenheimer & Co. Inc., dated March 31, 2020, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on April 6, 2020.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Financial Officer

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Financial Officer

32.1**	Section 1350 Certifications

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2020
ISORAY, INC., a Delaware corporation
/s/ Lori A. Woods
Lori A. Woods
Chief Executive Officer (Principal Executive Officer)

/s/ Jonathan Hunt
Jonathan Hunt
Chief Financial Officer (Co-Principal Financial Officer)

/s/ Mark J. Austin
Mark J. Austin Controller (Co-Principal Financial Officer and Principal Accounting Officer)