Form 10-K
period 2020-06-30
Isoray, Inc.
filed 2020-09-25
CIK 728387

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter – $41,406,456 as of December 31, 2019.

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of September 21, 2020 was 68,897,779.

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

As used in this Form 10-K, unless the context requires otherwise, “fiscal year” or “fiscal” means the Company’s financial year that begins on July 1 and ends on June 30 of the following year (for example: fiscal year 2020 is equivalent to the year ended June 30, 2020).

ITEM 1 – BUSINESS

General

Isoray, Inc. (formerly known as Century Park Pictures Corporation) was incorporated in Minnesota in 1983 and on December 28, 2018, Isoray, Inc. reincorporated to Delaware. On July 28, 2005, Isoray Medical, Inc. (“Medical”) became a wholly-owned subsidiary of Isoray, Inc. pursuant to a merger. Medical was formed under Delaware law on June 15, 2004 and on October 1, 2004 acquired two affiliated predecessor companies that began operations in 1998. Medical, a Delaware corporation, develops, manufactures and sells isotope-based medical products and devices for the treatment of cancer and other malignant diseases. Medical is headquartered in Richland, Washington.

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

Business Operations

Overview

In 2003, Isoray obtained clearance from the Food and Drug Administration (FDA) for the use of Cesium-131 (Cesium-131) radioisotope in the treatment of all malignant tumors. As of the date of this Report, such applications include prostate cancer, brain cancer, colorectal cancer, gynecological cancer, lung cancer, ocular melanoma and pancreatic cancer. The brachytherapy seed form (a sealed source) of Cesium-131 may be used in surface, interstitial and intra-cavity applications for tumors with known radio-sensitivity. Management believes the combination of a short half-life and relatively high-energy of Cesium-131 will allow it to become a leader in the brachytherapy market, and Cesium-131 represents the first major advancement in brachytherapy technology in approximately 30 years with attributes that could make it the long-term “seed of choice” for internal radiation therapy procedures.

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

Brachytherapy seeds are small devices containing a therapeutic dose of radiation used in an interstitial radiation procedure. The procedure has become one of the primary treatments for prostate cancer. The brachytherapy procedure places radioactive seeds as close as possible to (in or near) the cancerous tumor (the word “brachytherapy” is derived from Greek and means close therapy). A primary advantage of seed brachytherapy is the ability of the seeds to deliver therapeutic radiation thereby killing the cancerous tumor cells while minimizing exposure (damage) to adjacent healthy tissue. This procedure allows doctors to administer a high dose of radiation directly to the tumor. A seed contains a radioisotope sealed within a titanium capsule. The number of seeds used varies based on the size of the cancerous area being treated, the isotope used and the activity level specified by the physician. When brachytherapy is combined with another treatment method (dual-therapy), fewer seeds are used in the procedure. The isotope decays over time (half-life) and eventually the seeds become inert (typically over 6 half-lives). The seeds may be used as a primary treatment (monotherapy) or as an adjunct therapy with other treatment modalities, or as treatment for residual disease after excision of primary tumors. The number of seeds for treatment sites vary widely (as few as 8 seeds to more than 100 seeds) depending on the type of cancer, the tumor location, the prescribed activity level and any additional type of therapy being utilized.

In the cases of brain and lung tumors (and other solid tumors), a surgeon will remove the tumor if it is medically prudent and this offers the patient some benefit in terms of controlling the growth of the cancer or its symptoms. In many cases, radiation therapy is added following the surgery; this is known as “adjuvant” radiation therapy. The Company believes that its form of adjuvant radiation therapy deployable in such cases offers advantages over external beam methods. However, external beam holds the vast majority of the market for adjuvant radiation therapy.

Prostate Cancer

Isoray began the production and sale of Cesium-131 brachytherapy seeds in October 2004 for the treatment of prostate cancer after receiving clearance of its premarket notification (510(k)) by the Food and Drug Administration. Prostate cancer treatment represents over 85% of the business of Isoray today.

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

In late 2019, the first peer-reviewed report with long-term follow-up clinical outcomes for patients treated with Cesium-131 brachytherapy for prostate cancer patients was published in the journal “Brachytherapy”. Moran, B. J., et al. (2019). Long-term biochemical outcomes using Cesium-131 in prostate brachytherapy. Brachytherapy 18(6):800-805. In this observational study of 571 prostate cancer patients long-term outcomes based on serum PSA were determined by the authors to be “…excellent and on par with…” other implantable brachytherapy seeds that had previously been the subject of long-term study.

Several months later, in the same journal, a second report was published that provided detailed, long-term PSA follow-up data for a group of Cesium-131 treated prostate cancer patients (Benoit, et al. (2020) Cesium-131 prostate brachytherapy: a single institutional long-term experience. Brachytherapy 19(3):298-304).  The authors, from the University of Pittsburgh School of Medicine, reported results from 669 men and likewise conclude “excellent long-term biochemical control” following treatment with Cesium-131 prostate brachytherapy.

In both studies the majority of patients (83% and 63% respectively) received Cesium-131 brachytherapy as their sole therapy (monotherapy), while the remainder of the patients’ treatments were enhanced with external beam radiation therapy and/or hormonal intervention as the putative risk of cancer spread outside the prostate increased.

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

For low-risk prostate cancer, studies are ongoing to evaluate the use of Cesium-131 in “focal,” or sub-total brachytherapy of the prostate. It is hypothesized that low-risk patients using focal brachytherapy may achieve rates of prostate cancer control comparable to that of full gland treatment while significantly reducing side effects. (Preliminary results of a study on focal low dose rate prostate brachytherapy using Cesium-131, Journal of Clinical Oncology 36, 6 (Suppl.) Abstract 151 (February 2018)).

Early results from another series of men treated with Cesium-131 focal therapy were presented at the 2018 Annual Meeting of the American Brachytherapy Society, Kalash, R., et al., (2018), Focal brachytherapy using Cesium-131 in low-risk prostate cancer. Brachytherapy 17 (Suppl):S89. The authors conclude that, while too early to estimate disease specific outcomes, serum PSAs in these men had declined in the short term and there was no residual effect on urinary, bowel or erectile symptoms.  The Company will continue to monitor these series studying Cesium-131 based focal therapy of low risk prostate cancer.

Gynecologic Cancer

Individual seeds can also be placed via needle into the female reproductive tract for the treatment of various gynecologic cancers. This effort has been led by Dr. Jonathan Feddock, formerly of the University of Kentucky, and currently of Baptist Health Lexington. In June 2016, Dr. Feddock conducted two presentations on gynecological cancer patients who underwent treatment with permanent implantation of Cesium-131 brachytherapy seeds. In the first presentation, it was noted that 21 out of 26 recurrent cancer patients remained visually free of cancer at a median of 14 months after implantation which equates to 80.7% local control (J. Feddock, et al., Permanent interstitial re-irradiation with cesium-131: a highly successful second chance for cure in recurrent pelvic malignancies, Brachytherapy 15 (S1)S78-9 (2016)). In the second presentation, a series of 22 women with pelvic cancer underwent Cesium-131 brachytherapy seed implantation with other forms of radiation therapy treating patients who were recently diagnosed and had not yet undergone any treatment. All these cancers were successfully controlled at a median follow-up of 16 months. Side effects using the Cesium-131 brachytherapy seeds were minor and all treatments were performed as outpatient procedures. (J. Feddock, et al., Outpatient interstitial implants integrating cesium-131 permanent interstitial brachytherapy into definitive treatment for gynecologic malignancies, Brachytherapy 15 (S1):S93-4 (2016)). Dr. Feddock supplemented his prior publication with a presentation at the American Brachytherapy Society 2018 meeting describing a combination technique of Cesium-131 plus external beam radiation therapy for patients with advanced vaginal melanoma. The group concluded that this small series of five patients demonstrated the treatment to be “effective initial treatment” with a “favorable toxicity profile” (J. Feddock, et al. Permanent interstitial brachytherapy (PIB) using cesium-131 in vaginal melanoma – a new wide-local radiation technique. Int J Radiat Oncol Biol Phys 102(3S); E281 (2016)).

The FDA clearance granted in August 2009 permits loading Cesium-131 seeds into bio-absorbable braided sutures or “braided strands” giving the Company the ability to treat brain, lung, head and neck, colorectal, and chest wall cancers. The Company is currently pursuing the brain, head and neck, and other cancer applications in addition to its primary focus on prostate cancer.

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

In May 2020, a group of physicians from Weill Cornell Medical College published a retrospective study comparing outcomes between patients with surgically removed brain metastases treated with Cesium-131 brachytherapy or by stereotactic radiosurgery (SRS) as adjuvant radiation therapy (i.e. following surgical removal) (D.A. Julie, et al.  A matched-pair analysis of clinical outcomes after intracavitary Cesium-131 brachytherapy versus stereotactic radiosurgery for resected brain metastases.  Journal of Neurosurgery.  Epub date May 16, 2020: DOI 10.3171/2020.3.JNS193419).  While retrospective in nature, the authors of the study found a lower rate of local recurrence in the Cesium-131 treatment group (10% versus 28.3%).  Toxicity from the Cesium-131 implant was not significantly different from SRS treatment. Such findings continue to support the notion that Cesium-131 brachytherapy can benefit the management of surgically addressable brain mestases.

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

In fiscal 2019 a paper was published in the Journal of Neurosurgery describing outcomes of patients who had experienced multiple reoccurrences of a tumor type known as meningioma following previous surgeries in conjunction with external beam radiation. Following treatment with Cesium-131, 90% of the treated tumors had no evidence of regrowth at the operative site (local control). The incidence of radiation necrosis, a common side effect to the brain from Cesium-131 brachytherapy seeds occurred in only 2 of the 20 treatments. (D. Brachman, et al. Resection and permanent intracranial brachytherapy using modular, biocompatible cesium-131 implants: result in 20 recurrent, previously irradiated meningiomas. Journal of Neurosurgery (December 2018)).

This same group has presented clinical studies of GammaTile™ in the treatment of other brain cancers.

In June 2019, Dr. David Brachman presented to the American Brachytherapy Society in Miami a series of patients experiencing the recurrence of a variety of brain cancers including meningiomas, high grade gliomas, and brain metastases.  (Brachman D., Youssef E., Dardis C., et al. Surgically Targeted Radiation Therapy: Safety Profile of Collagen Tile Brachytherapy in 79 Recurrent, Previously Irradiated Intracranial Neoplasms on a Prospective Clinical Trial. Brachytherapy 18(S3):S35 (2019)). Dr. Brachman, who was awarded the Judith Stittman Best Abstract Award for this work, described GammaTile™ therapy utilizing Cesium-131 as having an excellent safety profile that “could help expand treatment options for this difficult cohort of patients”.  This work is important because recurrence of these hard-to-treat brain cancers leaves patients with very limited options due to their prior radiation treatments.

The Company collaborated with GT Med Tech to file an application with the U.S. FDA to clear GammaTile™ for clinical use and the FDA provided clearance on July 6, 2018. In 2016, the Company, in support of GammaTile™, provided assistance throughout the application process to obtain an ICD-10-PCS code. ICD-10-PCS is a code set designed for use in the hospital inpatient setting in the United States. ICD-10-PCS codes can be used to identify and track differences in resource consumption, quality, and patient outcomes for different inpatient hospital procedures. ICD-10-PCS codes are distinguishable from the MS-DRG (Medicare Severity-Diagnosis Related Group) codes that are commonly used to assign payment levels to inpatient hospital admissions for use by Medicare and other health care insurers.

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

In August 2019, CMS announced that it did not approve GT Med Tech’s initial NTAP application.  GT Med Tech re-applied to CMS for NTAP status for GammaTile™ that would take effect during the 2021 federal fiscal year (October 1, 2020 through September 30, 2021).  In September 2020, CMS concluded again that it would not approve NTAP status for GammaTile™ stating “we are unable to make a determination that GammaTile™ technology represents a substantial clinical improvement over existing therapies, and we are not approving new technology add-on payments for the GammaTile™ for FY 2021.” We cannot predict the likelihood of whether CMS may make a favorable decision in the future if GT Med Tech decides to continue pursuing NTAP status.

Despite the lack of an NTAP code, GT Med Tech has reimbursement for GammaTile™ under ICD-10PCS-00H004Z and MS-DRG 023 which reimburses hospitals in the inpatient setting and will continue to roll out its sales and marketing strategy for release of GammaTile™. In January 2020 GammaTile™ Therapy was launched in full market release.  To date, total revenues from sales to GT Med Tech have been less than ten percent (10%) of sales. GT Med Tech has indicated it intends to increase sales and marketing efforts during the Company’s fiscal year 2021, but there is no assurance that this will occur.

Head and Neck Cancer

Cesium-131 brachytherapy is also used in the treatment of recurrent head and neck cancers.  First reported by Bhupesh Parashar MD from Weill Cornell Medical College (A. Pham, et al.  Cesium-131 brachytherapy in high risk and recurrent head and neck cancers: first report of long-term outcomes.  J Contemp Brachytherapy 7(6):445-52 (2015), the appeal of Cesium-131 brachytherapy in the treatment of these cancers lies in the motivation by the practitioner to avoid delivering dose to critical structures in the head and neck, including the arteries and the spinal cord.  Since these patients have already been subjected to external beam radiation therapy and may not tolerate another course, brachytherapy with cesium-131 offers a significant re-treatment option.

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

In June 2020 the Company announced that an agreement had been completed with a group of physicians based at the University of Cincinnati. The agreement related to support for a Phase I/IIa clinical study of recurrent or metastatic head and neck cancers treated by a combination of surgical resection, Cesium-131 brachytherapy, and blockade of the programmed cell death protein 1 (PD-1) checkpoint using pembrolizumab therapy (Keytruda® from Merck & Co., Inc.).  Management believes that as immunotherapies (e.g. immune checkpoint inhibition) become more prevalent in the treatment of human cancers, the optimal combination with more conventional cancericidal therapies will be a key area of research interest. The Company has a collaboration agreement with MIM Software to deliver a treatment solution to more accurately target the placement of Cesium-131 for recurrent head and neck cancers.

Approval of Billing Codes for the Intraoperative Use of Cesium-131

In May 2020, the Centers for Medicare and Medicaid Services (CMS) approved 64 ICD-10-PCS billing codes used for reimbursement of Cesium-131 for the hospital in-patient DRG setting. The codes allow hospitals to bill Medicare and other health insurers for specific surgical procedures that would benefit from the addition of Cesium-131. DRG, or diagnostic related groups, are designed for Medicare and other health insurers to set payment levels for hospital in-patient services.

The 64 ICD-10-PCS codes are important for the growing surgical applications of Cesium-131 in treating a significant range of hard to treat cancers including brain, lung, head and neck, abdominal, breast, gynecological, pelvic, and colorectal cancers. The new codes will take effect on October 1, 2020 and management believes they will provide greater impetus for usage as now CMS will be able to track the additional cost of the Cesium-131 seed itself and be able to reimburse the hospital through the DRG payment system for this additional costs when an in-patient brachytherapy procedure is performed.

Industry Information

Prostate Cancer Treatment

According to the American Cancer Society, one in seven men will be diagnosed with prostate cancer during his lifetime. It is the most common form of cancer in men, and the second leading cause of cancer deaths in men following lung cancer. The American Cancer Society estimates there will be about 191,930 new cases of prostate cancer diagnosed and an estimated 33,330 deaths associated with the disease in the United States in 2020.

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

Prostatectomy Surgery Options. Laparoscopic and robotic prostatectomy surgeries are currently primarily used to remove all or portions of the prostate gland and seminal vesicles and tissue around it in order to minimize the damage that leads to impotence and incontinence, but these techniques require a high degree of surgical skill. To the knowledge of management, this is a common treatment choice.

External Radiation Therapy. Primary External Beam Radiation Therapy (EBRT), Three-dimensional Conformal Radiation Therapy (3D-CRT), Stereotactic Radiotherapy (SBRT), Intensity Modulated Radiation Therapy (IMRT) and Proton Therapy all involve directing a beam of radiation from outside the body at the prostate gland to destroy cancerous tissue. Treatments are received on an outpatient basis with the patient usually receiving five treatments per week over a period of several weeks (up to nine). While the treatments each last only a few minutes, getting the patient and equipment in place for each treatment takes longer. To the knowledge of management, this is the predominant treatment modality when using radiation therapy.

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

Although in theory proton beam therapy might be more effective than using x-rays, so far studies have not shown if this is true. The machines needed to make protons are very expensive, and they are not available in many centers in the United States. Management believes proton beam radiation is not covered by all insurance companies.

Dual or Combination Therapy. Dual therapy is the combination of IMRT or 3-dimensional conformal external beam radiation and seed brachytherapy to treat extra-prostatic disease or high-risk prostate cancers. Combination therapy treats high risk patients with a course of IMRT or EBRT over a period of several weeks. When this initial treatment is completed, the patient must then wait for several more weeks to months to have the prostate seed implant. The process could also involve the seed implant being performed first, followed by the course of external radiation. As of the filing of this Form 10-K, management estimates that at least 25% of all U.S. prostate implants are now dual therapy cases.

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

Sexual impotence and urinary incontinence are two major concerns men face when choosing among various forms of treatment for prostate cancer. Studies have shown that brachytherapy with iodine and palladium resulted in lower rates of impotence and incontinence than surgery (C. Buron, et al., Brachytherapy versus prostatectomy in localized prostate cancer: results of a French multicenter prospective medico-economic study, International Journal of Radiation Oncology, Biology, Physics Volume 67, 812-822 (2007)). Combined with the high disease control rates described in many studies, these findings have driven the adoption of brachytherapy as a front-line therapy for localized prostate cancer.

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

Studies show that Cesium-131, with the shortest available half-life of the commonly used implantable isotopes, results in a quicker resolution of these irritative symptoms based on the shorter time interval over which normal tissue receives radiation from the implanted sources than for longer lived isotopes such as I-125. (A. Shah, et al., A comparison of AUA symptom scores following permanent low-dose-rate prostate brachytherapy with Iodine-125 and Cesium-131, Brachytherapy 12(SI) S64 (2013)). These results are seemingly confirmed with long-term quality of life data as described by a study from UPMC, where it was suggested that patients treated with Cesium-131 prostate brachytherapy were able to recover and maintain their baseline quality of life in the long term. Glaser, S. M., et al. Long-Term Quality of Life in Prostate Cancer Patients Treated With Cesium-131. Int J Radiat Oncol Biol Phys 98(5): 1053-1058 (2017).

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

Further evidence of the favorable side effect profile of Cesium-131 was published by a group of physicians from the University of Pittsburgh Medical Center (UPMC) in August 2017 (Glaser 2017). This report concluded that only minimal long-term changes were noted to the urinary and bowel quality of life measures, and that men treated with Cesium-131 for their prostate cancers are able to return to baseline measure of quality of life after treatment.

Brain Cancer Treatment Options

An estimated 23,890 new cases of malignant primary tumors of the brain or spinal cord are expected to be diagnosed in 2020. About 18,020 people are expected to die from brain and spinal cord tumors in 2020 (American Cancer Society, 2020). In addition to primary tumors, metastasis of brain tumors from other body sites are estimated at over 65,000 new cases per year.

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

Isoray Medical and GT Medical Technology executed a collaborative development agreement and an exclusive ten-year supply agreement for GammaTile™ Therapy in fiscal year 2018. In fiscal year 2019, the Company and GT Med Tech amended and restated the manufacturing and supply agreement which now expires in April 2029. The amended agreement requires GT Med Tech to provide a twelve-month rolling forecast on a monthly basis.  The first calendar month of each rolling forecast becomes a binding purchase order and the remaining eleven months are a non-binding forecast.  The amended agreement also adjusted some pricing due to updated procedures, allows GT Med Tech to move the loading of the GammaTile™ to another non-Company facility provided GT Med Tech continues to purchase Cesium-131 seeds exclusively from the Company, and also governs how GammaTile™ process improvement projects will be scoped and billed. GammaTile™ leverages Cesium-131’s unique ability to deliver a highly targeted dose of intense radiation treatment while limiting radiation exposure to surrounding tissue.

CMS established an ICD-10-PCS code for GammaTile™, 00H004Z (insertion of radioactive element, Cesium-131 implant into brain, open approach).  CMS also mapped GammaTile™’s ICD-10-PCS code to DRG 023.  DRG 023 is the highest paying DRG for craniotomy procedures.  ICD-10-PCS is a code set designed for use in the hospital in-patient setting in the United States.  ICD-10-PCS codes can be used to identify and track differences in resource consumption, quality, and patient outcomes for different inpatient hospital procedures.  ICD-10-PCS codes are distinguishable from the MS-DRG (Medicare Severity-Diagnosis Related Group) codes that are commonly used to assign payment levels to inpatient hospital admissions for use by Medicare and other health care insurers. Along with Medicare, commercial carriers and many Medicaid programs use the ICD-10-PCS and DRG code sets, including DRG 23.

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

In August 2019, CMS announced that it did not approve GT Med Tech’s initial NTAP application.  GT Med Tech re-applied to CMS for NTAP status for GammaTile™ that would have taken effect during the 2021 federal fiscal year (October 1, 2020 through September 30, 2021).  In September 2020, CMS concluded again that it would not approve NTAP status for GammaTile™ stating “we are unable to make a determination that GammaTile™ technology represents a substantial clinical improvement over existing therapies, and we are not approving new technology add-on payments for the GammaTile™ for FY 2021." We cannot predict the likelihood of whether CMS may make a favorable decision in the future if GT Med Tech continues pursuing NTAP status.

Despite the lack of an NTAP code, GT Med Tech has reimbursement for GammaTile™ under ICD-10PCS-00H004Z and MS-DRG 023 which reimburses hospitals in the inpatient setting and will continue to roll out its sales and marketing strategy for release of GammaTile™. Beginning in January 2019, GammaTile™ Therapy was in a limited market release and in January 2020, GammaTile™ Therapy launched a full market release.  To date, total revenues from sales to GT Med Tech have been less than ten percent (10%) of revenues. GT Med Tech has indicated it intends to increase sales and marketing efforts during the Company’s fiscal year 2021, but there is no assurance that this will occur.

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

Gynecological Cancer Treatment Options (Cervical, Vaginal and Vulvar Cancer)

An estimated 26,150 new cases of cervical (13,800), vaginal (6,230) and vulvar (6,120) cancers are expected to be diagnosed in the United States in 2020. A combined estimate of 7,090 deaths are expected to occur from cervical, vaginal and vulvar cancers in the United States in 2020 (American Cancer Society, 2020). In addition to brachytherapy to treat gynecological cancers such as cervical, vaginal and vulvar cancers, other treatment options include surgery, laser surgery, radiation therapy, chemotherapy, and topical treatments.

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

Head and Neck Cancer Treatment Options

An estimated 53,260 new cases of head and neck cancer are expected to be diagnosed in the United States in 2020 (American Cancer Society, 2020).

Surgery is the most common option to treat head and neck cancers. Chemotherapy is often used in conjunction with surgery or radiation therapy depending on the type and stage of the cancer. External beam radiation therapy and brachytherapy have been used together or in combination with surgery or chemotherapy. Immunotherapy is a newer treatment option for advanced or recurrent cancer (American Cancer Society, 2020).

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

Lung Cancer Treatment Options

An estimated 228,820 new cases of lung cancer are expected in 2020, accounting for 13% of all cancer diagnoses in the United States. Approximately 22% of all cancer deaths are from lung cancer and it accounts for the most cancer related deaths in both men and women in the United States. An estimated 135,720 deaths will result from lung cancer in 2020 (American Cancer Society, 2020).

Lung cancer has historically been treated utilizing surgery, radiofrequency ablation (RFA), radiation therapy, chemotherapy, immunotherapy and targeted therapy including LDR brachytherapy. More than one kind of treatment may be used in combination with others, depending on the stage of the patient’s cancer and other factors. (American Cancer Society, 2018).

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

Our Strategy

The key elements of Isoray’s strategy for fiscal year 2021 includes:

COVID-19 / National Pandemic Impact and Response. Isoray continues to execute on the core strategic elements discussed below.  Still, there have been aspects of the COVID-19 pandemic that have impacted our commercial efforts.  Initially, customers and potential customers limited vendor access to their facilities.  This required the sales team to use other techniques to connect with our customers, including video conference and ongoing email and telephonic conversations.   Further, the onset of the pandemic impacted patient treatment schedules and physician wellness and screening visits.  This has resulted in inconsistent patient demand for treatment and referral patterns through the early months of the pandemic.  As healthcare organizations return to more normal operations, patient treatments and referrals are also returning to pre-pandemic conditions.  The pandemic has given us the opportunity to look at more efficiencies in our sales process, including customer communication techniques and strategies.  It also allowed the full incorporation and increased utilization of our customer relationship management (CRM) tools, which should create a stronger basis for on-going and future customer communications.

Continue to Invest in Sales and Marketing Development Activities. Prostate cancer treatment represents the original and core business for the Company’s Cesium-131 product. With long-term follow-up data relating to biochemical (PSA) control of prostate cancer now presented to the prostate cancer field, Isoray plans to aggressively increase the number of centers using Cesium-131 through its direct sales force and through its international distributors. Because intermediate- to long-term follow-up data is required to convince clinicians and patients to consider any particular therapy for localized prostate cancer, the availability of long-term data with Cesium-131 in the treatment of prostate cancer represents a significant milestone. Isoray hopes to capture much of the incremental market growth if and when seed implant brachytherapy recovers market share from other treatments, take market share from existing competitors, and expand the use of Cesium-131 as a dual therapy option where it has experienced success. In 2016, the Company started its aggressive sales and marketing approach by hiring industry sales and marketing veterans to assist in this market development effort, including the hire in March 2016 of a Vice-President of Sales and Marketing, and a team of marketing professionals. In subsequent years, the team has identified and worked to implement and evolve a comprehensive strategy to expand the presence of the Company's Cesium-131 products in the prostate market. The marketing team works in conjunction with the local sales team members to deliver value to customers through several channels. The Company continues to invest in an increasingly digitally-integrated and data-focused strategy to align our products and services with our clinicians' needs. The Company believes that this approach will result in increased awareness by potential patients and faster adoption of Cesium-131 by clinical teams.

Blu Build™ Loader. The Company believes that customers perform prostate brachytherapy procedures via one of several general procedure techniques, including (but not limited to): pre-plan techniques, intra-operative techniques, and real-time techniques. Further, the Company believes that customers are comfortable with their techniques, and want products to facilitate their preferred methods. All of the Company’s competitors provide a set of standard products (including loose seeds, seeds loaded in cartridges, and seeds pre-loaded in needles) to meet the customer needs. Further, Theragenics and Becton-Dickenson (BD), formerly Bard Brachytherapy, have products that support intra-operative and real-time techniques that allow for stranding or linking seeds together in custom configurations in the operating room. These products allow physicians to gain the benefits of stranded or linked seeds while still allowing for customization to the patient's anatomy, as determined at the time of the procedure. The Company believes that approximately 25% of procedures are performed with some level of customization in the operating room.

It is this segment of the market – customers looking to customize their procedures to the patient's anatomy at the time of the procedure – that the Company expects to address with its new Blu Build™ loading device. The Blu Build™ loading device efficiently configures strands in the operating room, allowing the clinician to make determinations about the product configurations with the most recent picture of the patient’s anatomy. The Company believes that this technique may provide advantages in some brachytherapy products and will provide a better solution for this market segment. The Company also believe the efficiency and ease of use of the Blu Build™ loading device will offer an intriguing opportunity for the other 75% of the market not currently utilizing intra-operative techniques.

During fiscal year 2019, the Company released the Blu Build™ loader in a limited market release. Based on feedback from the limited market release, the Company adjusted certain intricacies of the design. This is the first internally developed proprietary delivery device in the Company's history. During fiscal year 2020 the Company continued to refine the design of the Blu Build™ loader. During fiscal year 2020, the Company completed the full market release of the Blu Build™ loader; however, the COVID-19 pandemic impacted the sourcing of parts and the ability to fully market the Blu Build™ loader to new accounts. This led to a slower than expected release of Blu Build™ during fiscal 2020.

Management believes we have enough inventory to support our current customers and new customers in the pipeline and we have resolved our sourcing of parts. Management believes that the Blu Build™ loader will be able to gain traction in fiscal 2021, but there is no assurance that this will occur.

Commercialization of GammaTile™ Therapy for the treatment of primary and recurrent brain metastases. The utilization of the GammaTile™ system over the past five years has developed a product with consistent and repeatable results as evidenced by the June 2016 presentation at the Society of Neurologic Oncologists. Management intends to continue to support and facilitate the commercialization of the GammaTile™ Therapy by GT Medical Technologies product.

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

In January 2019, GT Med Tech, which is the sole commercial agent of GammaTile™ Therapy, began a limited market release and in January 2020 began a full market release. The Company continues to provide assistance to GT Med Tech for various process improvement projects on a time and materials basis. To date revenues realized from the process improvement projects have been nominal.

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

Obtaining More Favorable Reimbursement Codes. In May 2020, CMS approved 64 ICD-10-PCS billing codes used for reimbursement of Cesium-131 for the hospital in-patient DRG setting. The codes allow hospitals to bill Medicare and other health insurers for specific surgical procedures that would benefit from the addition of Cesium-131. DRG, or diagnostic related groups, are designed for Medicare and other health insurers to set payment levels for hospital in-patient services.

The 64 ICD-10-PCS codes are important for the growing surgical applications of Cesium-131 in treating a significant range of hard to treat cancers including brain, lung, head and neck, abdominal, breast, gynecological, pelvic, and colorectal cancers. The new codes will take effect on October 1, 2020.

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

During fiscal year 2020, one presentation was accepted at the annual meeting of the American Society for Radiation Oncology (ASTRO) in September 2019 that reported multi-center outcomes following Cesium-131 treatment of recurrent head & neck cancers following surgery. The annual meeting of the American Brachytherapy Society (ABS), where Cesium-131 studies are often reported, was canceled for the Spring of 2020 due to the COVID-19 pandemic. The Company will continue to seek to increase the number of reports made to society meetings and the peer reviewed literature in order to seek to enhance the standing of its products in the scientific community.

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

Historically, the Company has placed limited resources towards realizing these international opportunities instead keeping the focus of expanding our domestic market share. The Company has provided Cesium-131 product, when requested, to certain markets with potential distributors, however, this distribution has been limited. Instead of relying solely on perceived demand by a potential distributor which believes in the viability of the Company’s product in a given country, the Company will continue to consider international markets and only enter those markets based on a potential market meeting some or all of the following criteria:

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

●

Assessing geographical clinical and capital expense factors – It will be key to understand the alternative therapies available in a given foreign market. For example, in some regions large capital investments are difficult, making the use of permanent brachytherapy more attractive than other therapies.

●	Identifying potential partners / strategies – The Company will assess if there are strategic partners or other potential strategies for addressing a particular foreign market.

On July 14, 2017, the Company entered into an agreement with a distributor in Russia that provides for the ability to sell the entire product line in the Russian Federation. The agreement had a one-year initial term with two additional one-year terms which automatically renew unless either party invoke their right to terminate earlier under the provisions of the agreement. Although sales have been minimal under this agreement, the two parties elected to have the agreement automatically renew through July 2020. On September 22, 2020, the Company entered into an agreement with the same distributor. The agreement has a one-year initial term with two additional one-year terms which automatically renew unless either party invoke their right to terminate earlier under the provisions of the agreement.

In fiscal year 2020, the Company entered into a three-year agreement with a distributor in India that provides for the ability to sell Cesium-131 brachytherapy seeds in different configurations within India.  There have been no sales to date under this agreement.

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

In fiscal 2019, due to significant expense involved in renewal, the Company declined to renew the CE Mark on its Cesium-131 seed for distributing in European markets.  This will limit European market opportunities to sell / distribute the seed.  The Company will periodically re-evaluate the opportunity associated with having the CE Mark, and, if appropriate, reapply for the mark.

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

Product Offerings

In addition to providing loose seeds to customers, most brachytherapy manufacturers offer their seed product to the end user packaged in various configurations provided in a sterile or non-sterile package depending on the customer’s preference. These include:

■	Pre-loaded needles (loaded typically with three to five seeds and spacers);
■	Pre-loaded Mick® cartridges (fits the Mick® applicator);
■	Strands of seeds (consists of seeds and spacers in a bioabsorbable rigid “carrier sleeve”);
■	Preloaded strands (strands of seeds loaded into a needle);
■	Pre-loaded braided strands (seeds loaded into a flexible bioabsorbable braided suture);
■	Pre-loaded braided strands attached to bioabsorbable mesh (creates planar implants out of braided sutures and bioabsorbable mesh); and
■	Intraoperative real-time loading device sold as Blu Build™ (loader that allows custom seed and spacer loading).

In fiscal year 2020, the Company delivered approximately 43% of its Cesium-131 seeds to customers configured in Mick® cartridges, approximately 36% of its Cesium-131 seeds configured in stranded and pre-loaded in a needle form, 10% of its Cesium-131 seeds configured in a braided strand form, 2% of its Cesium-131 seeds sold in a loose configuration and the remaining 9% configured in either a pre-loaded in a needle, Blu Build™, or stranded form.

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

Maintain ISO Compliance

In August 2008, the Company obtained its initial ISO 13485:2003 certification and has subsequently been ISO certified under various compliance standards since then.

In April 2018, the British Standards Institute (BSI) certified the Company’s successful transition to ISO 13485:2016. This transition moved Isoray’s quality system into the current state of the art Quality Management System per the ISO standard. The Company is subject to a recertification audit by BSI every three years, two annual maintenance audits and one additional unannounced audit during each three-year period for a total of four audits during each three-year period. The Company had its first annual surveillance audit in March 2019. The Company successfully passed the audit with only one minor nonconformance found by BSI, which was subsequently resolved. The Company was recommended for continued certification.

In January 2020, BSI conducted a microbiology assessment of the operations at our manufacturing facility in Richland, Washington to ISO 13485:2016 medical device standards. The two minor nonconformances found by BSI were subsequently resolved. The Company was recommended for continuing certifications. In February-March 2020 BSI conducted a re-certification audit of the company to ISO 13486:2016 general requirements. The company successfully passed the audit with three minor non-conformances. The minor non-conformances were subsequently resolved.  The Company was recommended for continued certifications.  The Company is scheduled for a general assessment audit in March of 2021.

Isotope Suppliers

The Company has identified key reactor facilities in Russia, the U.S., Canada, Poland, Belgium, and South Africa, but is currently solely relying on and has a contract with one Russian supplier with access to two reactors. On July 30, 2019, Medical entered into a new supply agreement with JSC Isotope, its historical Russian supplier. With this agreement, Medical agreed to purchase Cesium-131 from JSC Isotope within the quality standards and within the time periods specified, through December 31, 2020.  On August 26, 2020, the Company entered into a new supply contract (the “New Agreement”) with JSC Isotope. Pursuant to the New Agreement, the Medical will purchase Cesium-131 from JSC Isotope, at the quality standards, volume, and pricing indicated in the New Agreement, from August 26, 2020 through December 31, 2021. Although the previous agreement remains in effect until December 31, 2020, the Company has or will shortly have purchased the maximum amount of Cesium-131 permitted under the previous agreement. Therefore, the Company will make all future purchases of Cesium-131 under the New Agreement.

From November 2017 to July 2018, the Company received supply under the JSC Agreement from the Research Institute of Atomic Reactors (RIAR) during the outage of INM. On August 25, 2017, the Company executed a consignment inventory agreement with MedikorPharma-Ural LLC (“Medikor”) to process the Company’s enriched Barium at a specific nuclear reactor in Russia beginning in November 2017. The term of the consignment agreement is 10 years. As the Company no longer relies on the RIAR reactor for supply, it is uncertain whether the consignment agreement will ever be relied upon again to use the “enriched” Barium owned by the Company.

In order to maximize the efficiency of Cesium-131 production from the specific reactor using the “enriched” Barium, (the RIAR reactor) (when supply comes from this reactor), the Company has consigned its supply of “enriched” Barium to the RIAR facility. “Enriched” in this context refers to a Barium Carbonate supply that contains a greater proportion of the non-radioactive isotope Barium-130 than is found in nature. This higher proportion of Barium-130 leads to a greatly increased yield of Cesium-131 when it is placed in a high flux neutron environment as is available at RIAR and a small number of other reactors worldwide.

INM returned from its planned outage in August 2018. INM was again the 100% supplier of Russian-sourced Cesium-131 beginning in August 2019 when RIAR began a planned outage that lasted until the summer of 2020. The Company is no longer utilizing RIAR since its planned outage ended as we are now able to obtain sufficient supplies of Cesium-131 from INM.

The Company also has historically at times received irradiated barium from the University of Missouri Research Reactor (MURR), located in the United States. For the fiscal year 2018, approximately eighty percent (80%) of our Cesium-131 was supplied by our Russian supplier and approximately twenty percent (20%) of Cesium-131 was generated by the irradiated barium from MURR. Beginning in the first fiscal quarter of 2019, the Company reduced the amount of Cesium-131 provided by the MURR reactor by approximately 35%. After a thorough review of the capacity and quality of production at the MURR facility, the Company decided not to locate a hot cell there to ramp up domestic production. The Company also determined to terminate its supply agreement with MURR thereby eliminating all domestic suppliers of this critical component of its product and the last shipment of isotope from MURR was received in January 2019. This decision means that the Company has no domestic supply capabilities for Cesium-131, however, with sufficient notice it may issue a purchase order from MURR as needed from time to time. But, even if Cesium-131 was supplied by MURR, MURR cannot manufacture enough supply to meet the Company’s increasing needs and requires additional cost in processing to meet the Company’s isotope specifications. Management has determined that the U.S. based supply alone would never prove capable of meeting current Company requirements and at current quality control and cost measures is no longer a viable supply source. Additionally, expanding on-site chemical processing at the U.S. reactor will not meet Company demand and is not cost effective.

Management believes that failure to obtain deliveries of Cesium-131 from its Russian supplier, <<JSC Isotope>> (which provides supply from both the INM and RIAR reactors), would have a material adverse effect on seed production.

Quality Controls

Since July 2008, Isoray has met Quality Systems Inspection Techniques (QSIT) with no report of deviations from Good Manufacturing Practices or list of observations (FDA Form 483) issued. In August 2017, the FDA conducted an announced QSIT inspection of the Richland facility and again, did not find any nonconformance to U.S. medical device regulations and did not issue a Form 483.

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

In the beginning of the fiscal year 2021 the Company submitted a 510(k) to the FDA under the traditional pathway. The proposed medical device is requested to be classified with the FDA as a Class II device and will assist physicians in visualizing the implanted seeds under different imaging.

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

It is up to each physician to determine the dosage necessary for implants and acceptable dosages vary among physicians. Many physicians order more seeds than necessary to assure themselves that they have a sufficient quantity. Upon receipt of an order, the Company either delivers the seeds from its facility directly to the physician in either loose, preloaded, or Blu Build™ form and for a couple of customers we send the order to an independent preloading service that delivers the seeds just prior to implant. If the implant is postponed or rescheduled, the short half-life of the seeds makes them unsuitable for use and therefore they must be re-ordered.

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

Manufacturing Facility

The Company maintains a production facility located at Applied Process Engineering Laboratory (APEL) in Richland, Washington. The APEL facility became operational in September 2007. The production facility has over 15,000 square feet and includes space for isotope separation, seed production, order dispensing, a clean room for assembly of our product offerings, and a dedicated shipping area. In 2015, the Company entered into a modification to the production facility lease that modified the requirement to return the facility to ground at the time of exit at Company discretion, exercised an extension in 2017 to increase the lease term to April 30, 2021, and reduced the required notice to terminate the lease early from twelve months to six months. In July 2019, the Company entered into another modification of the production facility lease that extends the term to April 20, 2026, and maintained the then current rental rate through April 2020, and provides for an eighteen month termination notice with an early termination penalty of up to $40,000 which decreases in the future beginning May 1, 2022.

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

Sales and Marketing

Marketing Strategy

In fiscal 2020, the Company continued to implement and execute on the established sales and marketing strategy. This strategy involves a more direct focus on the prostate cancer market and existing and new Cesium-131 customers, with a secondary focus on developing opportunities in emerging applications, including brain tumors, gynecological cancers and head and neck tumors. This focus was supported by a complete redesign of the Company brand, website and collateral materials. This effort was initiated in the fall of 2016, following changes to the sales and marketing team that occurred in early 2016, when the Company hired a Vice President of Sales and Marketing, Michael Krachon. Mr. Krachon was recently promoted to Executive Vice President of Sales and Marketing in June 2020.

To support the new marketing strategy, the Company has continued to engage with its medical advisory boards to provide professional input and insight regarding the Company’s current products and research and developments efforts. The Company held its first advisory meeting for prostate cancer in September 2016. The Company held its most recent meeting in May 2020 and is planning on continuing this strategy. The Company is looking to continue to build additional advisory boards as the other applications grow in viability. The additional boards will vary by cancer type/site and the supporting specialties that treat that cancer. They will include, but not be limited to, radiation oncologists, surgeons, urologists, and physicists. These additional boards will be a mix of customers and non-customers, which the Company believes will provide increased insight regarding the perception of its products and opportunities to meet the needs of the market.

The market for treatments of localized prostate cancer is very competitive and largely hinges upon two factors: the demonstration of long-term follow-up data that has been presented to the prostate cancer treatment profession and the economic and strategic dynamics of the different therapeutic options. Cesium-131 was introduced to the prostate cancer marketplace more than a decade after Iodine-125 and Palladium-103, and the resulting lag time for mature clinical data to be developed has proven an obstacle to widespread market acceptance. The time to publish these results is lengthy and includes time to enroll patients in protocols which may take multiple years depending on the size of the enrollment population, time to aggregate the results at five years from the final patient treatment, time to analyze the data and author the article followed by the time for peer review, and finally publication in a medical journal. The total time for this process may approach a decade from start to publication and these long-term results were just beginning to be published at the end of fiscal year 2019. The first long term data for Cesium-131 prostate brachytherapy have now been released from The Chicago Prostate Cancer Center. A second long term study from University of Pittsburgh Medical Center, was published in 2020. These publications should continue to support adoption of Cesium-131 as they place the isotope on a more level data field with the other isotopes.

The prostate brachytherapy market has been pressured by the economic differences and strategic dynamics of competing treatment options such as robotic surgical devices and external beam radiation facilities. These factors have combined to result in the current multi-year contraction of the prostate brachytherapy market. The declining market has impacted the competitive landscape, reducing the number of competitors and their respective investments in sales, marketing and product development efforts. Based upon Company market review and research, there appears to be an opportunity for Isoray to expand its current market opportunity with continued investment in sales and marketing efforts. The Company believes its hires of both sales and marketing veterans with regional sales support will continue to support its growth of market share in the prostate cancer treatment business. The Company also believes that an increased share of the prostate brachytherapy market share will assist in facilitating Cesium-131 brachytherapy cancer treatment growth in other body sites.

The professional and patient market segments each play a role in the ultimate choice of cancer treatment and the specific isotope chosen for seed brachytherapy treatment. The Company has developed a customized brand message for each audience. The Company’s website, which was relaunched in 2016 and regularly updated since, delivers personalized messaging that positions Cesium-131 as a treatment option for cancers throughout the body. Isoray continues to develop and/or refresh print, visual and digital media (including physician brochures discussing the clinical advantages of Cesium-131, clinical information materials, and digital content for the website and social media awareness efforts). In addition, the Company attends national professional meetings, including:

■	American Brachytherapy Society (ABS);

■	American Society for Therapeutic Radiation and Oncology (ASTRO);
■	Association of American Physicists in Medicine (AAPM);
■	American Urological Association (AUA);
■	Society for Neuro-Oncology (SNO);
■	American Association of Neurological Surgeons (AANS);
■	American Association for Thoracic Surgery (STS); and
■	various local chapter meetings.

In 2020, as a result of the national COVID-19 pandemic, many of the meetings were cancelled, or transitioned to virtual formats.  The Company assesses each of these changing meeting formats individually and is working with the hosts and professional societies to maximize opportunities to raise awareness about Cesium-131 products and interact with our customers and potential customers.  As these meetings and conferences continue to evolve we will also adapt to find the most efficient methods to support our market position. The Company will continue to invest resources in these conferences as they occur as management believes this is an effective way to educate others concerning Cesium-131.

In today’s U.S. health care market, patients are more informed and involved in the management of their health than in the past. Many physicians relate incidents of their patients coming for consultations armed with articles researched on the Internet and other sources describing new treatments and medications. In many cases, these patients are demanding a certain therapy or drugs and the physicians are complying when medically appropriate.

Because of this consumer-driven market factor, we also promote our products directly to the general public. We target the prostate cancer patient, his spouse, family, care givers and loved ones. We emphasize to these segments the specific advantages of the Cesium-131 brachytherapy seed through our website, patient advocacy efforts, informational patient materials and patient testimonials, other awareness efforts through social media channels, and advertisements in specific markets supporting brachytherapy. Over the past year, the Company has continued to increase its efforts to raise awareness about Cesium-131 and Isoray Medical. In early 2020, a new integrated patient community website, called Together (located at www.isoray.com/together/), was launched to help inform and educate potential patients and their families about brachytherapy. None of our websites should be considered a part of this Report.This effort continues to build on our strength as a digital innovator in patient outreach and personalized messaging. Management believes this increased awareness should ultimately translate to more patients finding a physician with Cesium-131 experience.

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

Further, the Company is partnering with key clinicians within each application to support early experiences and identify additional facilities that may be interested in the applications. The Company continues to work with its existing radiation oncology physician customers and to educate them as to additional or new Company products and expand utility of Cesium-131 within the facility and across different disease sites. To facilitate this expanded position, the Company’s sales managers call on in person or virtually, as applicable, existing radiation oncology physicians and other key decision makers within an organization to discuss the available clinical results and experiences in coordination with key Company scientific personnel to educate the customer representatives about different Cesium-131 applications and comparisons to competing treatments.

Sales and Distribution

In the prostate cancer market, our sales team targets radiation oncologists and medical physicists as well as urologists and facility administrators as key clinical decision-makers in the type of radiation therapy offered to prostate cancer patients. As the urologist plays a key role in influencing the ultimate treatment for each prostate cancer patient, our sales team is expanding efforts to raise interest in brachytherapy within the urology community, both in direct effort and through the urology referrals at existing facilities.  We will continue to work with our existing clinicians to raise awareness in their referral community about the benefits of Cesium-131 brachytherapy.

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

Isoray has a direct sales organization consisting of territory sales managers, and an Executive Vice-President of Sales and Marketing responsible for the development of the team and the execution of the sales plan. The Company’s territory sales managers are responsible for all sales activities in their respective territories and solicit potential specialist physicians in all areas of the body. This approach allows our territory sales managers to call on a single location for all applications of our products, resulting in a more efficient sales approach.

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

The Company expects to continue to explore the opportunity to extend its customer base outside the U.S. market through use of established distributors in target markets of other countries. As of September 2020, the Company had independent distributors in Russia, India and Peru. The Company’s initial focus on the international markets was for the sale of the GliaSite ® RTS, which was discontinued in March 2016. This focus has now shifted to prostate and gynecological centers in the targeted markets. Although it has international distribution agreements in place, the Company continues to experience difficulties in generating sales of Cesium-131 products through its international distributors. In addition, the Company’s decision to not renew its CE mark during fiscal year 2019 will limit its ability to sell to countries within the European Union.

Reimbursement

Reimbursement by third party payers is the primary means of payment for all Isoray products. CMS is the primary payer, providing coverage for approximately 65% of all prostate brachytherapy cases and a majority of non-prostate procedures. Well established brachytherapy coverage and payment policies are currently in place by CMS and other non-governmental payers for out-patient procedures. For surgical procedures provided in an in-patient setting, payment is provided as part of a DRG code, which includes the surgical elements of the procedure.

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

As noted above, there are currently two different methodologies for CMS payment. The first, the out-patient setting, includes prostate brachytherapy, and a limited range of other procedures, including some gynecological implants, and as such, is covered by the CMS Outpatient Prospective Payment System, which since 2010 has provided a fixed reimbursement per seed for stranded and loose seeds. Cesium, iodine, and palladium each have their own reimbursement values for stranded and loose seeds. If reported correctly when seeds are submitted for payment to CMS, providers are reimbursed at a flat rate that is determined by median costs of the seeds.  CMS calculates future payments based on prior hospital billing data. This has generally resulted in a historical trend of declining year over year reimbursement with few exceptions. Private insurance companies have historically followed the CMS reimbursement policies. The Company expects that CMS will continue its annual review of payments provided as reimbursement for our various products.

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

Historically, because the Company’s seeds may not be separately reimbursed by CMS for in-patient procedures, there can be difficulty in convincing hospitals to use the Company’s products. In September 2019, the Company submitted for additional ICD-10-PCS code for other surgical procedures and in May 2020, CMS approved 64 ICD-10-PCS billing codes used for reimbursement of Cesium-131 for the hospital in-patient DRG setting. The codes allow hospitals to bill Medicare and other health insurers for specific surgical procedures that would benefit from the addition of Cesium-131. DRG, or diagnostic related groups, are designed for Medicare and other health insurers to set payment levels for hospital in-patient services.  The 64 ICD-10-PCS codes are important for the growing surgical applications of Cesium-131 in treating a significant range of hard to treat cancers including brain, lung, head and neck, abdominal, breast, gynecological, pelvic, and colorectal cancers. The new codes will take effect on October 1, 2020. The codes will map to DRG payments for the associated procedures.

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

In July 2019, CMS proposed a significant change to the way Medicare currently pays for radiation services in an out-patient setting. The Radiation Oncology Alternative Payment Method (RO APM) proposed a single, bundled payment for a 90-day episode of radiation therapy including LDR brachytherapy, IMRT, SBRT, proton therapy, and HDR brachytherapy. The RO APM proposal applied the same payment levels to services provided in physician offices, free-standing centers, and hospital outpatients. In addition, certain surgical codes were proposed to be included in the bundled payment such as those for gynecological treatments. This CMS proposal for a revised payment included brachytherapy sources. All comments regarding the RO APM were due to CMS by mid-September 2019 and the Company submitted its comments prior to the deadline.

The final rule was published on September 18, 2020 with an effective date of January 1, 2021. As published, the rule is effective for randomly selected Core-Based Statistical Areas (CBSAs) and the participating zip codes are included in the final rule. The selected zip codes include approximately thirty percent of all eligible Medicare fee-for-service (FFS) radiotherapy episodes nationally. The RO APM could prove beneficial to the Company if clinics and physicians transition to brachytherapy options and away from more expensive IMRT and other non-brachytherapy options. However, if clinics and physicians determine to use less costly iodine brachytherapy this would have a negative impact on the Company as the costs of our Cesium-131 seeds are higher than iodine seeds. Management is currently evaluating the impact the final rule may have on our business, financial condition, or results of operations.

In August 2019, CMS announced that it did not approve GT Med Tech’s initial NTAP application. GT Med Tech re-applied to CMS for NTAP status for GammaTile™ that would take effect during the 2021 federal fiscal year (October 1, 2020 through September 30, 2021).  In September 2020, CMS concluded again that it would not approve NTAP status for GammaTile™.  We cannot predict the likelihood of whether CMS may make a favorable decision in the future if GT Med Tech decides to continue pursuing NTAP status.

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

Financial Information About Geographic Areas

All of the Company’s long-lived assets are located in the United States. Revenue by geographic region is based on the shipping addresses of the Company's customers. The following summarizes revenue by geographic region:

	For the year ended June 30,
	2020	2019	2018
United States	99.96%	99.36%	99.33%
Non – United States	0.04%	0.64%	0.67%
Total	100.00%	100.00%	100.00%

Other Information

Customers

The following are the Company’s top customers, facilities or physician practices that utilize multiple surgical facilities at which primarily prostate brachytherapy procedures are performed, which accounted for approximately 26.8% of the total Company sales for the twelve months ended June 30, 2020:

Facility	Location	% of revenue
El Camino, Los Gatos, and other facilities[1]	Northern CA	26.8%
Total		26.8%

1.

The head of the single largest physician practice also serves as the Company’s medical director. As the medical director, this physician advises the Company Board of Directors and management, provides technical advice related to product development and research and development, and provides internal training to the Company sales staff and professional training to our sales staff and to other physicians. Revenue from this practice increased by $975,000 in the year ended June 30, 2020 when compared to the year ended June 30, 2019. This increase was due to the addition of new centers located by the regional manager and within the practice range of the medical director.

The loss of either the single largest physician practice or a combination of the other significant facilities and customers could have a material adverse effect on the Company’s revenues, which would continue until the Company located new customers to replace them. There can be no assurance this would occur in a timely manner or at all.

Two other unrelated customers together accounted for approximately 13.7% of total sales so our top three customers account for approximately 40.5% of total sales.

Proprietary Rights

The Company relies on a combination of patent, copyright and trademark laws, trade secrets, software security measures, license agreements and nondisclosure agreements to protect its proprietary rights. Some of the Company’s proprietary information may not be patentable.

Our management believes that certain aspects of the Isoray seed design and construction techniques are patentable innovations. These innovations resulted in a patent granted by the USPTO under Patent Number 7,410,458, in August 2008, with a currently expected expiration date in 2025. Certain methodologies regarding isotope production, separation, and seed manufacture are retained as trade secrets and are embodied in Isoray’s procedures and documentation. Four patents have been granted by the USPTO relating to methods of deriving Cesium-131 developed by Isoray employees: Patent Number 7,479,261, with a currently expected expiration date in 2027; Patent Number 7,531,150, with a currently expected expiration date in 2027; Patent Number 7,316,644, currently expected to expire in 2025; and Patent Number 7,510,691, currently expected to expire in 2027. One patent has been granted by the USPTO relating to a device for loading brachytherapy seeds: Patent Number 10,328,278, currently expected to expire in 2038. The Company has two patents that were issued on April 23, 2014 and are in force in Canada (Canada 2576907 and 2571349), both of which expire in 2025. The Company has three patents granted in the Russian Federation which expire at various times in 2024 and 2025. The Company has a single patent granted in each of the EU, Hong Kong, Netherlands and India which expire various times in 2024 and 2025. The Company has a two patent applications pending in the US and a single patent application pending in the EU. The Company is continuing its efforts to develop and patent additional methods of deriving Cesium-131 and other isotopes.

There were specific conditions attached to the assignment of the patent from the late Lane Bray. In particular, the associated Royalty Agreement provided for 1% of gross profit payment from seed sales to Lane Bray's trust and 1% of gross profit from any use of the Cesium-131 process patent for non-seed products. If Isoray reassigned the Royalty Agreement to another company, these royalties increased to 2%. The Royalty Agreement had an anti-shelving clause that required Isoray to return the patent if Isoray permanently abandoned sales of products using the invention. During fiscal years 2020 and 2019, the Company recorded royalty expense of $0 and $33,000, respectively, related to this patent. The assigned patent expired in April 2019 and no royalties were paid on sales after the expiration of the patent. The Company has changed and improved its processes over time and was only using a small part of the methodology described in the patent at the time of its expiration.  While others can now use the methodologies described in the assigned patent without infringing, management believes that its proprietary processes are covered either by other valid patents or by know-how and still provide some barriers to entry for anyone wanting to produce a Cesium-131 brachytherapy seed and also allow the Company to more efficiently manufacture Cesium-131 brachytherapy seeds than using the methods listed in the expired patent.

Research and Development

During the two-year period ended June 30, 2020, Isoray and its subsidiaries incurred approximately $2.6 million in costs related to research and development activities. The Company expects to continue ongoing research and development activities for the foreseeable future. Chief among R&D expenditures in fiscal year 2020 were new product development (Blu Build™ loader and others) and the support of clinical research studies that are accumulating data on prostate, brain and head and neck cancers.

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

In support of the Company’s global strategy to expand marketing to Russia and other strategic countries, the Company determined in FY 2018 it needed to migrate to the ISO 13485:2016 standard. In April 2018, BSI certified the Company’s successful transition to ISO 13485:2016. This transition moved Isoray’s quality system into the current state of the art Quality Management System per the ISO Medical Device Quality Management System standard. It was imperative that the Company complied with ISO 13485:2016 by the end of February 2019 in order to maintain its CE Marks. During the fiscal year 2014, the CE Mark was renewed for an additional five years. However, during fiscal year 2019, the Company elected to not renew its CE Mark due to no sales activity in the European Union, limited interest in Cesium-131 due to the pricing and reimbursement environment, and changing European Union registration requirements that would have required significant investment into additional clinical trials.

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

Employees

As of September 21, 2020, Isoray employed 53 full-time individuals. The Company’s future success will depend, in part, on its ability to attract, retain, and motivate highly qualified sales, technical and management personnel. From time to time, the Company may employ independent consultants or contractors to support its research and development, marketing, sales, accounting and administrative organizations. None of the Company’s employees are represented by any collective bargaining unit. On September 21, 2020, the Company employed seven direct sales people.

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

Management believes the Company’s patented Cesium-131 separation process is likely to provide a sustainable competitive advantage and maintain the Company as the sole producer of medical Cesium-131. Production of Cesium-131 also requires specialized facilities that represent high cost and long lead time if not readily available. In addition, a competitor would need to develop a method for isotope attachment and seed assembly, would need to conduct testing to meet NRC and FDA requirements, and would need to obtain regulatory clearances before marketing a competing device. Best Medical received FDA 510(k) clearance to market a Cesium-131 seed on June 6, 1993 but to date, twenty-seven years later, have not produced any products for sale.

The permanent brachytherapy seed market includes companies that manufacture and/or distribute Cesium-131, Iodine-125 (I-125) and Palladium-103 (Pd-103). The Company believes the performance characteristics of Cesium-131, specifically the shorter half-life and higher energy than either Pd-103 or I-125, will ultimately prove to be advantageous. Both other permanent brachytherapy isotopes, I-125 and Pd-103, were introduced to the market prior to Cesium-131, allowing many customers to become comfortable with the performance of both isotopes and requiring the Company to overcome these preferences to convert customers to Cesium-131.

Key competitors who provide permanent prostate brachytherapy products include: Theragenics Corporation, Becton-Dickinson (formerly C. R. Bard), IsoAid, and Best Medical. While none of these companies publicly report specific information about their brachytherapy business, the Company believes the following about their product offerings and market positions:

●

Theragenics Corporation introduced Pd-103 into the market more than 20 years ago. It is the market leader in Pd-103 production. In the 2000’s, Theragenics introduced its own I-125 product. It delivers product in a variety of configurations, including products that allow for intra-operative needle preparation and stranding. It also provides product (primarily I-125) for international distribution. The majority of their brachytherapy sales are for prostate treatment. It manufactures Pd-103 for Becton-Dickinson.

●

Becton-Dickinson (“BD”, Previously C. R. Bard) manufactures its own I-125 and distribute Pd-103 from Theragenics. It is a prior market leader, and historically focused on dedicated delivery devices to support different physician procedure techniques. It continues to distribute I-125 internationally, with the majority of its brachytherapy sales for prostate treatment.

●

IsoAid manufactures both I-125 and Pd-103, with a focus on domestic prostate brachytherapy customers. It has focused on providing seeds to customers in standard configurations. The Company does not believe that IsoAid offers a product for intra-operative needle preparation and stranding.

●

Best Medical manufactures both I-125 and Pd-103, with a focus on domestic prostate brachytherapy customers. It has focused on providing seeds to customers in standard configurations. The Company does not believe that Best Medical offers a product for intra-operative needle preparation and stranding.

The Company believes that customers perform prostate brachytherapy procedures via one of several general procedure techniques, including (but not limited to): pre-plan techniques, intra-operative techniques, and real-time techniques. Further, the Company believes that customers are comfortable with their techniques and want products to facilitate their preferred methods. All of the above competitors provide a set of standard products (including loose seeds, seeds loaded in cartridges, and seeds pre-loaded in needles) to meet the customer needs. Theragenics and BD have products that support intra-operative and real-time techniques that allow for stranding or linking seeds together in custom configurations in the operating room. This allows physicians to gain the benefits of stranded or linked seeds while still allowing for customization to the patient anatomy as determined at the time of the procedure. The Company believes that approximately 25% of procedures are performed with some level of customization in the operating room.

It is this segment of the market – customer looking to customize procedures to his anatomy at the time of the procedure – that the Company expects to address with its new Blu Build™ loading device. The Blu Build™ loading device will efficiently configure strands in the operating room, allowing the clinician to make determinations about the product configurations with the most recent picture of the patient’s anatomy. The Company believes that this technique may provide advantages in some brachytherapy products and will provide a better solution for this market segment. The Company also believes the efficiency and ease of use of the Blu Build™ loading device will offer an intriguing opportunity for the other 75% of the market not currently utilizing intra-operative techniques. Blu Build™ was sold in a limited market release during fiscal year 2019 as the Company worked to refine the loader before wide-spread distribution. During fiscal year 2020, the Company completed the full market release of the Blu Build™ loader; however, the COVID-19 pandemic impacted the sourcing of parts and the ability to fully market the Blu Build™ loader to new accounts. This led to a slower than expected release of Blu Build™ during fiscal 2020.  Management believes we have enough inventory to support our current customers and new customers in the pipeline and we have resolved our sourcing of parts. Management believes that the Blu Build™ loader will be able to gain traction in fiscal 2021, but there is no assurance that this will occur.

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

Risks Related to Our Industry and Operations

Our Revenues Depend Upon One Product with Multiple Applications. Our revenues depend solely upon the successful production, marketing, and sales of the Cesium-131 brachytherapy seed in its various delivery formats. The rate and level of market acceptance of this product varies depending on the perception by physicians and other members of the healthcare community of its safety and efficacy as compared to that of competing products, if any; the clinical outcomes of the patients treated; the effectiveness of our sales and marketing efforts or those of our distributors in the United States, the Russian Federation, India, and Peru; any unfavorable publicity concerning our product or similar products; our product’s price relative to other products or competing treatments; any decrease in current reimbursement rates from the Centers for Medicare and Medicaid Services or third-party payers; regulatory developments related to the manufacture or continued use of the product; availability of sufficient supplies of barium for Cesium-131 seed production; ability to produce sufficient quantities of Cesium-131; the ability of physicians to apply the correct dosage of seeds and avoid excessive levels of radiation to patients; and the ability to use this product to treat multiple types of cancers in various organs. Because of our reliance on this product as the sole source of our revenue, any material adverse developments with respect to the commercialization of this product may cause us to continue to incur losses rather than profits in the future.

We Rely Heavily On One Supplier For Our Cesium-131 and Limited Suppliers for Other Components We Require. Our Only Supplier Is In Russia And We Periodically Must Rely Solely On Only One Nuclear Reactor From Time to Time. Beginning in the third quarter of fiscal year 2019, all of our Cesium-131 is now supplied through JSC Isotope from two reactors located in Russia. Our current contract terminates on December 31, 2021. Management will seek to negotiate favorable pricing at each contract extension but there is no assurance as to the outcome of these negotiations. On August 25, 2017, the Company executed a consignment inventory agreement with MedikorPharma-Ural LLC (“Medikor”) to process the Company’s enriched barium at a specific nuclear reactor in Russia beginning in November 2017. The term of the consignment agreement is 10 years. Our source of supply of Cesium-131 from Russia is historically produced using one of two nuclear reactors which supply the irradiation needed for Cesium-131 production. One of the Russian nuclear reactors was shut down from December 2017 until August 2018, and the other Russian nuclear reactor was shut down for much of 2019 and 2020. As a result of these scheduled shutdowns, only one of the Company’s historic nuclear reactor sources was available during these periods. The consignment agreement with Medikor permits the Company to periodically rely on a second nuclear reactor for supply when it is operating. Previously, about twenty percent (20%) of our isotope supply came from the domestic MURR facility. In early fiscal 2019, the Company terminated its supply agreement with MURR thereby eliminating all domestic suppliers of this critical component of its product. This decision means that the Company has no domestic supply capabilities for Cesium-131. Management believes that with sufficient notice it may still obtain a supply of Cesium-131 from MURR but there is no assurance as to the availability and timing of fulfillment if needed. Even if Cesium-131 was supplied by MURR, MURR cannot manufacture enough supply to meet the Company’s increasing needs and requires additional cost in processing to meet the Company’s isotope specifications.

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

We may not be able to locate additional suppliers outside of Russia capable of producing the level of output of Cesium at the quality standards we require. Additional factors that could cause interruptions or delays in our source of materials include sanctions placed on financial transactions with Russian banking institutions; limitations on the availability of raw materials or manufacturing performance experienced by our suppliers; or a breakdown in our commercial relations with one or more suppliers. Some of these factors may be completely out of our and our supplier’s control.

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

In July 2019, CMS proposed a significant change to the way Medicare currently pays for radiation services in an out-patient setting. The Radiation Oncology Alternative Payment Method (RO APM) proposed a single, bundled payment for a 90-day episode of radiation therapy including LDR brachytherapy, IMRT, SBRT, proton therapy, and HDR brachytherapy. The RO APM proposal applied the same payment levels to services provided in physician offices, free-standing centers, and hospital outpatients. In addition, certain surgical codes were proposed to be included in the bundled payment such as those for gynecological treatments. This CMS proposal for a revised payment included brachytherapy sources. All comments regarding the RO APM were due to CMS by mid-September 2019 and the Company submitted its comments prior to the deadline.

The final rule was published on September 18, 2020 with an effective date of January 1, 2021. As published, the rule is effective for randomly selected Core-Based Statistical Areas (CBSAs) and the participating zip codes are included in the final rule. The selected zip codes include approximately thirty percent of all eligible Medicare fee-for-service (FFS) radiotherapy episodes nationally. The RO APM could prove beneficial to the Company if clinics and physicians transition to brachytherapy options and away from more expensive IMRT and other non-brachytherapy options. However, if clinics and physicians determine to use less costly iodine brachytherapy this would have a negative impact on the Company as the costs of our Cesium-131 seeds are higher than iodine seeds. Management is currently evaluating the impact the final rule may have on our business, financial condition, or results of operations, but it is uncertain whether this rule will have a favorable or unfavorable impact on our business.

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

In-patient procedures are covered by CMS and hospitals are paid based on the type and complexity of the surgery. These procedures are done as part of a Diagnostic Related Group or DRG system under which the hospital pays for all items involved in the care of the patient exclusive of the physician fees. Hospitals are less receptive to treatments which require out of pocket costs such as procedures we use for certain non-prostate applications. Certain of our DRG reimbursement amounts coupled with out-of-pocket costs imposed on hospitals make some of our surgical, in-patient procedures not financially viable. We rely on our reimbursement consultant to assist us to improve the rate of reimbursement so that our product reimbursement will create greater incentives to be used. Effective October 1, 2020, new codes will take effect and now CMS will be able to track the additional cost of the Cesium-131 seed itself and be able to reimburse the hospital through the DRG payment system for this additional costs when an in-patient brachytherapy procedure is performed. There is no assurance we will obtain the increase necessary to keep certain procedures viable and improve the margins of others.

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

Although Cleared To Treat Any Malignant Tissue, Our Product Is Primarily Used To Treat A Single Type Of Cancer Which Is In A Flat Market. Currently, the Cesium-131 seed is used almost exclusively for the treatment of prostate cancer (approximately eighty-six percent of our sales). We have been treating brain cancer which amounted to approximately nine percent of our sales, gynecological cancer which amounted to approximately one percent of our sales, head and neck cancer which amounted to approximately one percent of our sales, lung cancer which amounted to approximately one percent of our sales, and other cancers including pelvic cancer and colorectal cancer that combined constituted approximately two percent of our sales in fiscal year 2020. Management believes the Cesium-131 brachytherapy seed will continue to be used to treat other types of cancers as the Company identifies existing delivery systems that can be utilized or develops new delivery methods for the product, however these delivery systems may not prove as effective as anticipated. Management believes that clinical data gathered by select groups of physicians under treatment protocols specific to other organs will be needed prior to widespread acceptance of our product for treating other cancer sites. If our current and future products do not become accepted in treating cancers of other sites, our sales will continue to depend primarily on the treatment of prostate cancer, a market with increasing competition and ongoing loss of market share by all brachytherapy products.

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

Also, the emergence of IMRT as the preferred treatment alternative as a result of a much higher reimbursement rate to physicians compared to brachytherapy treatments has resulted in declining market share for brachytherapy treatment. In fiscal 2020, each of these factors continued to impact the performance of the Company in the prostate market and the industry as a whole and there is no assurance that they will not continue to impact sales of the Company in the prostate market through fiscal 2020.

We Rely Heavily On Three Customers. Approximately forty-one percent (41%) of the Company’s revenues are dependent on three customers and approximately twenty-seven percent (27%) on one customer. The loss of any of these customers would have a material adverse effect on the Company’s revenues which may not be replaced by other customers particularly as these customers are in the prostate sector which is facing substantial competition from other treatments.

The Recent Novel Coronavirus (COVID-19) Outbreak Could Materially Adversely Affect Our Financial Condition and Results of Operations. COVID-19 may impact supply chain and product sales. Our Cesium supply comes from Russia and while at this time we are not aware of any shutdowns of nuclear facilities in Russia or limited staffing due to ongoing risk of virus transmission this may occur in the future. We also depend on overseas flights which have been curtailed and any further flight cancellations may impact our supply chain. While our surgeries are not considered elective, in areas where hospitals are devoted to COVID-19 or other chronic conditions, surgeries required to implant our seeds may be postponed or cancelled, as occurred in late March and continued through June at numerous locations. If conditions worsen with the COVID-19 pandemic this may have a material adverse effect on our business.

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

If we fail to maintain our working relationships with health care professionals, many of our product applications may not be developed and marketed in line with the needs and expectations of the professionals who use and support our products, which could cause a decline in our earnings and profitability. The research, development, marketing, and sales of many of our new and improved product applications is dependent upon our maintaining working relationships with health care professionals. We rely on these professionals to provide us with considerable knowledge and experience regarding the development, marketing, and sale of our products. Physicians assist us as researchers, marketing and product consultants, inventors, and public speakers. If we are unable to maintain our strong relationships with these professionals and continue to receive their advice and input, the development and marketing of our products could suffer, which could have a material adverse effect on our consolidated earnings, financial condition, and/or cash flows.

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

Our Operating Results Will Be Subject To Significant Fluctuations. Our quarterly revenues, expenses, and operating results are likely to fluctuate significantly in the future. Fluctuation may result from a variety of factors, which are discussed in detail throughout this “RISK FACTORS” section, including:

■	demand and pricing for the Company’s product;
■	effects of aggressive competitors;
■	hospital, clinic and physician purchasing decisions often impacted by vacation schedules of our primary physician customers;
■	research and development and manufacturing expenses;
■	patient outcomes from our product and unfavorable recommendations related to PSA testing;
■	physician acceptance of our product;
■	government or private healthcare reimbursement policies;
■	healthcare reform;
■	our manufacturing performance and capacity;
■	incidents, if any, that could cause temporary shutdown of our manufacturing facility;
■	the amount and timing of sales orders;
■	rate and success of future product approvals;
■	timing of FDA clearance, if any, of a competitive product and the rate of market penetration of competing product;
■	seasonality of purchasing behavior in our market;
■	shutdowns of hospitals or outpatient centers due to the COVID-19 pandemic and any impact COVID-19 may have on our employees;
■	overall economic conditions;
■	the successful introduction or market penetration of alternative therapies; and
■	the outcome of the FDA’s evaluation of the clearance process for class II devices.

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

Failure Of Any Clinical Studies Or Third-Party Assessments To Demonstrate Desired Outcomes In Proposed Endpoints May Reduce Physician Usage Or Result In Pricing Pressures That Could Have A Negative Impact On Business Performance. We support third party clinical studies designed to test a variety of endpoints associated with product performance and use across a number of applications. If, as a result of poor design, implementation or otherwise, a clinical study conducted by us or others fails to demonstrate statistically significant results supporting performance or use benefits or comparative cost effectiveness of our product, physicians may elect not to use our product as a treatment for conditions that may benefit from them. Furthermore, in the event of an adverse clinical study outcome, our product may not achieve “standard-of-care” designations, where they exist, for the condition(s) in question, which could deter the adoption of our product. Also, if serious device-related adverse events are reported during the conduct of a study it could affect continuation of the study, product approval and product adoption. If we are unable to develop a body of statistically significant evidence from our clinical study program, whether due to adverse results or the inability to complete properly designed studies, domestic and international public and private payers could refuse to cover our product, limit the manner in which they cover our product, or reduce the price they are willing to pay or reimburse for our product. In the case of a pre-approval study or a study required by a regulatory body as a condition of clearance or approval, a regulatory body could revoke, modify or deny clearance or approval of the study and/or the product in question.

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

Governmental regulations outside the U.S. have become increasingly stringent and more common, and we may become subject to more rigorous regulation by governmental authorities in the future. In the European Union, for example, a new Medical Device Regulation was approved in 2017 which, when it went into effect in the spring of 2020, will impose significant additional premarket and post-market requirements. This new EU Medical Device Regulation caused the Company to not renew its CE Mark due to the requirement of additional clinical trials that would have required a significant investment. Penalties for a company’s non-compliance with governmental regulation could be severe, including fines and revocation or suspension of a company’s business license, mandatory price reductions and criminal sanctions. Any governmental law or regulation imposed in the future may have a material adverse effect on us.

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

CMS implemented regulations under the ACA related to disclosure of payments made by manufacturers to physicians and teaching hospitals, which were effective April 2013. Because we manufacture devices that are covered by the regulations, all payments that we make to physicians and teaching hospitals are subject to this reporting requirement even if the payment relates to a device that is not considered a covered device. The tracking and reporting of these payments could have an adverse impact on our business and/or consolidated results of operations and financial condition and on our relationships with customers and potential customers.

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

The Value Of Our Granted Patents, and Our Patents Pending, Is Uncertain. Although our management strongly believes that our patent on the process for producing Cesium-131, our patents on additional methods for producing Cesium-131 and other isotopes, our patent on the manufacture of the brachytherapy seed, and anticipated future patent applications, which have not yet been filed, have significant value, we cannot be certain that other like-kind processes may not exist or be discovered, that any of these patents is enforceable, or that any of our pending or future patent applications will result in issued patents.

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

Our Business Involves Environmental Risks. Our business involves the controlled use of hazardous materials, chemicals, and radioactive compounds. Manufacturing is extremely susceptible to product loss due to radioactive, microbial, or viral contamination; material or equipment failure; vendor or operator error; or due to the very nature of the product’s short half-life. Although we believe that our safety procedures for handling and disposing of such materials comply with state and federal standards, there will always be the risk of accidental contamination or injury. In addition, radioactive, microbial, or viral contamination may cause the closure of the manufacturing facility for an extended period of time. By law, radioactive materials may only be disposed of at state-approved facilities. At our leased facility we use commercial disposal contractors. If we obtain sufficient financing to relocate, we intend to shut down our leased manufacturing and office facility, finish the planning and construction of a new manufacturing and office facility to be owned by the Company, and move to the new manufacturing facility. Assuming it is constructed and licensed, we will incur costs related to the clean-up and disposal of hazardous materials, chemicals and radioactive components of the leased facility. While management believes it has reserved a sufficient amount of funds for this process, the Company may need more than the amount of the asset retirement obligation to meet the lease requirements and to receive clearance from the Washington State Department of Health. We may incur substantial costs related to the disposal of these materials. If we were to become liable for an accident, or if we were to suffer an extended facility shutdown, we could incur significant costs, damages, and penalties that could harm our business.

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

Our Ability To Operate In Foreign Markets Is Uncertain. Our future growth will depend in part on our ability and the ability of our distributors to establish, grow and maintain sales in foreign markets. However, we have limited experience in marketing and distributing our product in other countries. Foreign operations subject us to additional risks and uncertainties, including our customers’ ability to obtain reimbursement for procedures using our product in foreign markets; the burden of complying with complex and changing foreign regulatory requirements; time-sensitive delivery requirements due to the short half-life of our product; language barriers and other difficulties in providing long-distance customer service; potentially increased time to collect accounts receivable; significant currency fluctuations, which could cause third-party distributors to reduce the amount of our product they purchase from us because the cost of our product to them could fluctuate relative to the price they can charge their customers; reduced protection of intellectual property rights in some foreign countries; and the possibility that contractual provisions governed by foreign laws would be interpreted differently than intended in the event of a contract dispute. In addition, the significant appreciation of the U.S. dollar during the past year has made our product much more expensive in overseas markets. Any future foreign sales of our product could also be adversely affected by export license requirements, the imposition of governmental controls, political and economic instability, trade restrictions, changes in tariffs, and difficulties in staffing and managing foreign operations. Many of these factors may also affect our ability to import Cesium-131 from Russia under our contract with JSC Isotope. Sanctions placed on financial transactions with Russian banking institutions may interfere with the Company’s ability to transact business in Russia on a temporary or other basis resulting in an interruption of the Cesium-131 supply which could have a material adverse effect on the Company’s business, operating results and financial condition.

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

Fluctuations In Insurance Cost And Availability Could Adversely Affect Our Profitability Or Our Risk Management Profile. We hold a number of insurance policies, including product liability insurance, directors’ and officers’ liability insurance, and workers’ compensation insurance. The costs of our director and officer insurance policy premiums increased nearly 50% for fiscal year 2020 (which management understands was not solely related to our operations but industry wide). If the costs of maintaining adequate insurance coverage increase significantly in the future, our operating results could be materially adversely affected. Likewise, if any of our current insurance coverage should become unavailable to us or become economically impractical, we would be required to operate our business without indemnity from commercial insurance providers. If we operate our business without insurance, we could be responsible for paying claims or judgments against us that would have otherwise been covered by insurance, which could adversely affect our results of operations or financial condition.

We Have Incurred Significant Losses To Date, And There Is No Guarantee That We Will Ever Become Profitable. We incurred net losses of $3,446,000 and $5,144,000 in the fiscal years ended 2020 and 2019, respectively. In addition, we have accumulated deficit from the inception of business through June 30, 2020 of $87,938,000. The costs for research and product development of our product formats along with marketing and selling expenses and general and administrative expenses have been the principal causes of our losses. We may not ever become profitable.

Risks Related to Our Stock and Reporting Requirements

We Will Need Additional Capital In The Future To Maintain Our NYSE American Listing.  Our common stock is currently listed on the NYSE American stock exchange which will consider delisting a company’s securities if, among other things, the company fails to maintain minimum stockholder’s equity.  We will not be able to maintain our listing on the NYSE American unless we raise additional capital or our market capitalization increases from current levels. In the event that our common stock is delisted from the NYSE American, trading, if any, in the common stock would be conducted in the over-the-counter market.  As a result, our stockholders would likely find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock.

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

Our Stock Price Is Likely To Be Volatile. The market price of our common stock has experienced fluctuations and is likely to fluctuate significantly in the future. For example, during fiscal 2020 the closing price of one share of our common stock reached a high of $0.99 and a low of $0.30. There is generally significant volatility in the market prices and limited liquidity of securities of companies which have failed to show profits. Contributing to this volatility are various events that can affect our stock price in a positive or negative manner. These events include, but are not limited to: governmental approvals or refusals to approve of regulations or actions; market acceptance and sales growth of our product; the viability of non-prostate products; litigation involving the Company or our industry; developments or disputes concerning our patents or other proprietary rights; changes in the structure of healthcare payment systems; departure of key personnel; future sales of our securities; fluctuations in our financial results or those of companies that are perceived to be similar to us; swings in seasonal demands of purchasers; investors’ general perception of us; and general economic, industry and market conditions. In addition, the securities of many medical device companies, including us, have historically been subject to extensive price and volume fluctuations that may affect the market price of their common stock. If any of these events occur, it could cause our stock price to rise or fall.

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

We Do Not Expect To Pay Any Dividends For The Foreseeable Future. We do not anticipate paying any dividends to our stockholders for the foreseeable future except for dividends on the Series B Preferred Stock, which we intend to pay on or before December 31, 2020. Stockholders must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Any determination to pay dividends in the future will be made at the discretion of our Board of Directors and will depend on our results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable laws and other factors that our Board deems relevant.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 – PROPERTIES

The Company’s executive offices are located at 350 Hills Street, Suite 106, Richland, WA 99354, where it leases approximately 15,300 square feet of office and laboratory space for approximately $24,400 per month plus janitorial expenses of approximately $440 per month from Energy Northwest, the owner of the Applied Process Engineering Laboratory (the APEL facility). The Company executed a modification to the existing lease in October 2015 that stipulates the tenant improvements, machinery, equipment and fixtures (TIs) are permitted to be abandoned at lease termination provided the facility is released by the Washington Department of Health. The modification also reduces the required notice to terminate early from twelve months to six months. In July 2019, the Company entered into another modification of the lease that extends the term to April 30, 2026, and maintained the then current rental rate through April 2020, and provides for an eighteen month termination notice with an early termination penalty of up to $40,000 which decreases each year beginning May 1, 2022. The Company is not affiliated with this lessor.

In the spring of 2017, the Company purchased an adjacent property of approximately 4.2 acres in anticipation of constructing a facility to meet its requirements for production, laboratory, and administrative offices. The new facility is anticipated to be a similar size to the current facility but the final design is dependent on anticipated future requirements. The property also provides for additional future building(s) as needed or subdivision, if required and is located within the Technology and Business Campus of the Port of Benton. While the Company has completed the design of the facility as of the date of this Report, the construction of the facility is subject to acceptable financing and other unanticipated factors which may influence such an operational decision and currently has no plans to start construction.

The Company’s management believes that the facilities currently occupied by the Company are adequate for present requirements, and that the Company’s current equipment is in good condition and is suitable for the operations involved.

ITEM 3 – LEGAL PROCEEDINGS

Nothing to disclose.

ITEM 4 –MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is listed on the NYSE American under the symbol “ISR” and as of September 21, 2020 there were 68,897,779 shares outstanding.

The high and low sale prices as reported on the NYSE American for each quarter during the last two fiscal years are as follows:

Fiscal 2020	Q1	Q2	Q3	Q4
High	$0.43	$0.78	$1.06	$1.00
Low	$0.31	$0.29	$0.51	$0.43

Fiscal 2019	Q1	Q2	Q3	Q4
High	$1.07	$0.52	$0.46	$0.47
Low	$0.43	$0.27	$0.32	$0.37

Holders

As of September 21, 2020, there were approximately 214 common stockholders of record. The number of common stockholders was determined from the records of our stock transfer agent and does not reflect persons or entities that hold their shares in nominee or “street” name through various brokerage firms.

Dividends

The Company has never paid cash dividends on its common stock and does not plan to pay cash dividends on its common stock in the foreseeable future. Our Board of Directors anticipates that any earnings that might be available to pay dividends will be retained to finance operations.

Securities Authorized for Issuance Under Equity Compensation Plans

On December 10, 2019, the Company's Stockholders approved the Company's 2020 Equity Incentive Plan (2020 Incentive Plan). The 2020 Incentive Plan allows the Board of Directors to grant up to 6,000,000 shares of common stock to directors, officers, employees and consultants in a combination of equity incentive forms including incentive stock options (ISO), non-qualified stock options (NQSO), stock appreciation right (SAR) or restricted shares (RSU) of common stock, provided that, no more than 3,000,000 shares of common stock may be granted as ISOs.

On June 15, 2017, the Company's Stockholders approved the Company's 2017 Equity Incentive Plan (2017 Incentive Plan). The 2017 Incentive Plan allows the Board of Directors to grant up to 4,000,000 shares of common stock to directors, officers, employees and consultants in a combination of equity incentive forms including incentive stock options (ISO), non-qualified stock options (NQSO), stock appreciation rights (SAR) or restricted shares (RSU) of common stock.

Options granted under both plans have a ten year maximum term, an exercise price equal to at least the fair market value of the Company’s common stock (based on the trading price on the NYSE American) on the date of the grant, and with varying vesting periods as determined by the Board.

As of June 30, 2020 the following options had been granted under the 2020 Incentive Plan, the 2017 Incentive Plan and under prior stock option plans that have now expired.

Plan Category	Number of securities to be issued on exercise of outstanding options, warrants, and rights (a)	Weighted- average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation Plans (excluding securities in columns (a) and (b)
Equity compensation plans approved by security holders	4,892,190	$0.54	4,730,625
Equity compensation plans not approved by security holders	605,315	$1.25	-

Total	5,497,505	$0.62	4,730,625

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

Revenue Recognition

The Company recognizes revenue based on the five-step model for revenue recognition as prescribed by ASC 606, Revenue from Contracts with Customers, as follows: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the prices to the performance obligations; and (5) recognize revenue. The Company has some agreements that contain general commercial terms and product prices but do not contain an obligation to provide goods to the customer. Our performance obligation, which is established when the customer submits a purchase order and the Company accepts the order, is to deliver the product based on the purchase order received. The Company typically recognizes revenue at the time of shipment, at which time the title passes to the customer, and there are no further performance obligations.

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

Results of Operations

Financial presentation

The following sets forth a discussion and analysis of the Company’s financial condition and results of operations for the fiscal years 2020, 2019, and 2018. This discussion and analysis should be read in conjunction with our consolidated financial statements appearing elsewhere in this Report. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Item 1A — Risk Factors,” beginning on page 25 of this Report. (In thousands)

	For the years ended June 30,
	2020		2019		2020 - 2019	2018		2019 - 2018
	Amount	% (a)	Amount	% (a)	% Change	Amount	% (a)	% Change

Sales, net	$9,680	100	$7,314	100	32	$5,923	100	23
Cost of sales	4,556	47	4,267	58	7	4,081	69	5
Gross profit (loss)	5,124	53	3,047	42	68	1,842	31	65

Operating expenses:
Proprietary research and development	1,126	12	1,429	20	(21)	1,351	23	6
Collaboration arrangement, net of reimbursement	-	-	45	1	(100)	395	7	(89)
Sales and marketing	2,976	31	2,679	37	11	2,660	45	1
General and administrative	4,571	47	4,172	57	10	4,165	70	-
Change in estimate of asset retirement obligation	(73)	(1)	-	-	(100)	-	-
Gain on equipment disposal	-	-	(24)	-	100	-	-
Total operating expenses	8,600	89	8,301	113	4	8,571	145	(3)
Operating loss	(3,476)	(36)	(5,254)	(72)	(34)	(6,729)	(114)	(22)

(a) Expressed as a percentage of sales, net

Sales

Fiscal 2020 sales, net increased 32% compared to fiscal 2019. The Company’s sales personnel continued to bring on new accounts while also working with existing customers to increase their order volumes. GammaTile™ and the Blu Build™ loader, while in a limited market release during part of the fiscal year, also helped to increase revenues during fiscal 2020. In addition, part of the sales growth was due to moderate price increases that were implemented during the middle of fiscal year 2020.

Fiscal 2019 sales, net increased 23% compared to fiscal 2018. The Company’s sales personnel continued to bring on new accounts while also working with existing customers to increase their order volumes. The Blu Build™ loader, while in a limited market release, also helped to increase revenues during fiscal 2019.

	For the years ended June 30,
	2020		2019		2020 - 2019	2018		2019 - 2018
Treatment	Amount	%(a)	Amount	% (a)	% Change	Amount	% (a)	% Change

Prostate Brachytherapy	$8,356	86	$6,488	89	29	$5,097	86	27
Other sales	1,324	14	826	11	60	826	14	-
Sales, net	$9,680		$7,314		32	$5,923		23

(a) Expressed as a percentage of sales, net

Prostate Brachytherapy.

Prostate sales growth of approximately 29% in fiscal 2020 was mainly achieved due to increased sales volumes due to sales and marketing’s sustained focus on acquiring new accounts through physician training programs and marketing campaigns along with continued support of existing customers to help them grow their business.  The moderate price increase that occurred in the middle of fiscal year 2020 also contributed to a small part of the increase. While in a limited market release for most of the fiscal year, the Blu Build™ loader also contributed to prostate revenue growth as it was sold to new customers that desired the intraoperative loader system. The Company continues to update its website and other marketing collateral as well as attending tradeshows to acquire new leads for our sales personnel. Also, the website along with some social media campaigns have been used to educate patients about the availability of Cesium-131 as a treatment option.

Management believes continued growth in prostate brachytherapy revenues will be the result of physicians, payors, and patients increasingly considering overall treatment advantages including costs compared with non-brachytherapy treatments, better treatment outcomes and improvement in the quality of life for patients but there is no assurance as to the timing in a resurgence of use of brachytherapy as a whole.

Management believes increased pressure to deliver effective healthcare in both terms of outcome and cost drove treatment options in fiscal 2020 with prostate brachytherapy receiving more consideration than in previous years.

Other Sales.

Other sales include but is not limited to brain, lung, head/neck, gynecological, pelvic treatments, and services. Other sales grew by approximately 60% in fiscal 2020. The main driver of this growth was increased treatments for brain cancer including GammaTile™. Initial applications for these other brachytherapy treatments are primarily used in recurrent cancer treatments or salvage cases that are generally difficult to treat aggressive cancers where other treatment options are either ineffective or unavailable.

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

GammaTile™.

For several years the Company has focused on many different applications of its Cesium-131 brachytherapy seeds in the cranial cavity to target many forms of brain cancer. Most recently, the Company has focused on using braided strand configurations and on a collaboration with GammaTile, LLC, now known as GT Medical Technologies, Inc. (GT Med Tech), which has a technology which use biodegradable “tiles” to deliver the Cesium-131 brachytherapy seeds into contact with cancerous tumors in the brain.

GammaTile™ Therapy was in a limited market release beginning in January 2019 and in a full market release beginning in January 2020.  Total revenues from sales to GT Med Tech have been less than ten percent of total revenues. While GT Med Tech continues to assure Isoray that its sales and marketing efforts will show steady improvements in sales there is no assurance this will occur.

Cost of sales

Cost of sales consisted primarily of the costs of manufacturing and distributing the Company’s products. The fiscal 2020 increase was primarily due to higher sales volumes that led to increased labor expenses and non-isotope materials costs offset by decreased isotope costs. Labor expenses increased by $168,000 as the Company had more production volume due to higher sales. Non-isotope materials costs also increased by $270,000 due to increased sales volume and an increase in the ratio of preloaded seeds (stranded, Blu Build™, etc.) compared to loose seeds sold. Beginning in the first fiscal quarter of 2019, the Company reduced the amount of Cesium-131 provided by the MURR reactor by approximately thirty-five percent. After a thorough review of the capacity and quality of production at the MURR facility, the Company determined to terminate its supply agreement with MURR and the last shipment of isotope from MURR was received in January 2019. These changes led to a $165,000 decrease in isotope cost during fiscal 2020 compared to fiscal 2019 despite increased sales volumes.

The fiscal 2019 increase was primarily due to higher sales volumes that led to increased labor expenses and non-isotope materials costs offset by decreased isotope costs. Labor expenses increased by $103,000 as the Company had more production volume due to higher sales. Non-isotope materials also increased by $141,000 due to increased sales volume and an increase in the ratio of preloaded seeds (stranded, Blu Build™, etc.) compared to loose seeds sold. The reduction of the amount of Cesium-131 provided by the MURR reactor referred to above in January 2019 led to a $98,000 decrease in isotope cost during fiscal 2019 compared to fiscal 2018 despite increased sales volumes. In addition, depreciation increased by $48,000 due to completed automation projects placed into service at the end of fiscal 2018 and for which depreciation expense was recognized throughout fiscal 2019.

During both fiscal 2019 and 2020, the Company purchased isotope in excess of known customer orders to provide enough isotope to fill anticipated orders which may or may not materialize. The excess isotope is utilized in the production of upcoming orders where possible considering the decay rates of Cesuim-131. Any loss of isotope to decay is also included as a cost of production during the current period.

Research and development expenses

Research and development consisted primarily of the costs related to employee and third-party research and development activities. The decrease in fiscal 2020 compared to fiscal 2019 was mainly due to reduced expenses related to developmental costs for the Blu Build™ loader and decrease in protocol expenses as existing protocols were completed and new ones had not yet started. These factors led to a decrease of $415,000 in fiscal 2020. This decrease was offset by an increase in payroll costs as the company shifted some internal resources to spend more time on research and development activities.

The decrease in fiscal 2019 compared to fiscal 2018 was mainly due to reduced expenses related to the Collaborative Development Agreement with GT Med Tech offset by increased spending on the Blu Build™ loader development. Beginning in April 2018, costs were no longer shared equally as had been done historically and GT Med Tech was responsible for more than 50% of the costs. The Company stopped sharing costs with GT Med Tech related to the development of GammaTile™ in December 2018 when the product entered a limited market release. These factors led to a decrease of $350,000 in fiscal 2019. Costs related to the development of the Blu Build™ loader and associated equipment increased by $106,000 during fiscal 2019 as the development continued throughout the limited market release of the product.

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

Sales and marketing expenses

Sales and marketing expenses consist primarily of the costs related to the internal and external activities of the Company’s sales, marketing and customer service division. The fiscal 2020 increase was due to increased payroll of $423,000 due to incentive compensation related to the increase in sales. This increase was offset by a reduction of $130,000 in travel due to reduced travel as a result of the COVID-19 global health pandemic.

The fiscal 2019 increase is primarily due to increased payroll, benefits, and share-based compensation and travel for sales activities.

General and administrative expenses

General and administrative expenses consist primarily of the costs related to the executive, quality assurance and regulatory affairs (QA/RA), finance, human resources and information technology functions of the Company. The increase in fiscal 2020 is primarily the result of higher payroll of $458,000 due to incentive compensation and promotions, increased insurance premiums of $68,000 primarily relating to D&O insurance (which increased industry-wide), other expense of $50,000 primarily related to employee relations and hiring expense, and public company expense of $50,000 mostly relating to the at the market offering, and overhead recovery of $38,000 due to no shared costs with GT Medical Technologies. These were partially offset by decreased legal fees of $107,000, materials of $92,000, and travel of $64,000.

During fiscal 2019 general and administrative expenses increased only slightly over fiscal 2018. Items that increased included QA/RA materials and supplies expense by about $93,000 mainly due to increased production volumes, legal fees by approximately $30,000 primarily related to review of Company agreements, commercial insurance expense by about $38,000 primarily related to increased D&O insurance premiums, other taxes by almost $80,000 from an accrual relating to an audit of the State of Washington Hazardous Substance Tax, other expenses by about $50,000 relating to an accrual based on negotiations with a former consultant, and proxy solicitation fees of about $80,000 associated with redomiciling the Company to Delaware. These increases were offset by decreases in public company expenses of approximately $274,000 (of which $204,000 was non-cash warrant expense) as a result of changing some investor and media relation vendors which lead to significant savings and lower board fees of almost $24,000 due to fewer meetings.

Impact of COVID-19

From the onset of the COVID-19 global health pandemic we have been proactive in implementing plans to ensure the health and well-being of our employees, while remaining focused on providing uninterrupted product flow to the physicians and patients who count on us. We seamlessly transitioned many employees to work from home and made other adjustments to ensure the continuity of our business through this time. At the beginning of the pandemic, we moved quickly to ensure that our inventory of non-isotope supplies were appropriate in case our supply chain was disrupted.  In addition, we set in motion our strategy to maintain a continuous and uninterrupted supply of isotope from our suppliers in Russia including the review of alternative freight services due to the cancellation of many international flights.

As COVID-19 began to spread, many states implemented new guidelines in an attempt to mitigate the spread of the virus and to conserve certain medical supplies. Those guidelines led to the cancellation or postponement of elective and non-emergency surgical procedures, including prostate brachytherapy procedures.  Consequently, at the very end of March, we saw some procedures begin to be postponed in many markets we serve.  This resulted in a drop in revenue for the month of April as preliminary revenue declined about 20% compared to April of 2019. As some markets began to open back up slowly beginning in May 2020, revenues in May and June increased above the revenues of May and June 2019, but they were still below the average monthly revenues attained in our third quarter of fiscal 2020.

As more states gradually lift restrictions on non-essential surgeries and other activities we have received customer feedback of anticipated increases in implant volumes as patients begin returning from quarantines for office visits and consultations but there is no assurance this will occur or be sustained.  In the meantime, we continue to tightly manage our expenses and make fluid adjustments to isotope orders to meet potential increased treatment demands.

Liquidity and capital resources

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company has historically financed its operations through selling equity to investors. During fiscal 2020, the Company raised approximately $880,000 from an at the market offering. These funds were not used in fiscal 2020. Funds raised in July 2018 by selling equity to investors as well as existing cash reserves from prior capital raises were used to fund the Company's operations and capital expenditures during fiscal 2020 and 2019 respectively.

Our cash flows for fiscal 2020, 2019, and 2018 respectively, are summarized as follows (in thousands):

	For the years ended June 30,
	2020	2019	2018

Net cash used by operating activities	$(3,641)	$(5,049)	$(5,712)
Net cash provided by (used in) by investing activities	(287)	401	1,859
Net cash provided by financing activities	994	7,374	521
Net increase (decreases) in cash and cash equivalents	$(2,934)	$2,726	$(3,332)

	As of June 30,
	2020	2019	2018

Working Capital	$3,932	$6,194	$3,611
Current Ratio	3.50	6.53	2.97

Cash flows from operating activities

Net cash used by operating activities in fiscal 2020 was primarily due to a net loss of $3.45 million net of approximately $640,000 in adjustments for non-cash activity such as depreciation and amortization expense, the accretion of asset retirement obligation, and share-based compensation. Changes in operating assets and liabilities contributed approximately $835,000 to the cash used by operating activities.

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

Cash flows from investing activities

Investing activities for all years are presented by primary transaction category. Investing activities consisted of transactions related to the purchase of fixed assets as well as the purchase and subsequent maturity of certificates of deposit or US Treasury Bills. Management will continue to invest in technology and machinery that improves and streamlines production processes and to invest and reinvest maturing certificates of deposit and US Treasury Bills in low-risk investment opportunities that safeguard assets and provide greater assurance those resources will be liquid and available for business needs as they arise.

Cash flows from financing activities

Financing activities for all years are presented by primary transaction category. Financing activities in fiscal 2020, 2019, and 2018 were primarily due to sales of common stock through a registered direct offering, net, at the market offerings, net, and warrant and option exercises net of preferred dividends paid. Financing activities were significantly increased in fiscal 2019 compared to 2020 and 2018 due to the registered direct offering, net.

Projected FY 2021 Liquidity and Capital Resources

Operating activities

Management forecasts that fiscal 2021 cash requirements will be similar to previous years and that current cash and cash equivalents will be sufficient to meet projected operating cash needs for the next nine to twelve months. While monthly operating expenses are budgeted to increase for sales and marketing, research and development and general and administrative expenses, management believes the total monthly expense amount will not substantially change. Assuming no extraordinary expenses occur (whether operating or capital), if management is successful at implementing its strategy to focus on renewed emphasis to drive the consumer to the prostate market and meets or exceeds its growth targets of twenty-five percent increase in revenue in fiscal 2021 and this annual growth continues, the Company anticipates reaching cashflow break-even in three to four years. These assumptions do assume that GammaTile™ will contribute to total revenue but do not incorporate any significant growth in the other non-prostate applications as they generate nominal revenues today but if they show significant improvement, cashflow break-even could occur sooner. There is no assurance that the targeted sales growth will materialize but management is encouraged by the depth and experience of its sales team and its track record of growth during the last three fiscal years.

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

During fiscal 2020, the Company invested approximately $221,000 in the automation of production processes. Beginning in fiscal 2017 and continuing through fiscal 2020, the Company has invested approximately $1,061,000 in the automation of five production processes, four of which have been placed in service as of the end of fiscal 2020. Management expects to invest approximately $10,000 more over the next three months on the remaining automation projects, but there is no assurance that this amount will not be revised. This investment is designed to allow the Company to significantly increase the output of Cesium-131 brachytherapy seeds, while allowing the Company to decrease the labor costs related to seed production and also improving the overall safety of our operations.

Financing activities

There was no material change in the use of proceeds from our public offering as described in our final prospectus supplement filed with the SEC pursuant to Rule 424(b) on March 24, 2014. Through June 30, 2020, the Company had used the net proceeds raised through the March 2014 offering as described in the public offering. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

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

On July 11, 2018, the Company sold 11,000,000 shares of its common stock at a price of $0.75 per share, for aggregate gross proceeds of $8.25 million, pursuant to the registration statement on Form S-3 that became effective on November 23, 2015. There was no material change in the use of proceeds from our public offering as described in our prospectus supplement filed with the SEC pursuant to Rule 424(b) on July 11, 2018. Through June 30, 2020, the Company had used the net proceeds raised through the July 11th offering as described in the prospectus supplement. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

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

On March 31, 2020, the Company entered into an Equity Distribution Agreement (the "Agreement") with Oppenheimer & Co., Inc. (“Oppenheimer”). The common stock sold pursuant to the Agreement will be distributed at the market prices prevailing at the time of sale. The Agreement provides that Oppenheimer will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold plus reimbursement of certain expenses. Net proceeds from the sale of the shares will be used for general corporate purposes. As of June 30, 2020, the Company had sold an aggregate of 1,247,232 shares under the distribution agreement at an average price of approximately $0.738 per common share for gross proceeds of approximately $920,000 and net proceeds of approximately $874,000, pursuant to the registration statement on Form S-3 that became effective on January 23, 2020.

When it does require capital in the future, the Company expects to finance its cash needs through sales of equity, possible strategic collaborations, debt financing or through other sources that may be dilutive to existing stockholders, Management anticipates that if it raises additional financing that it will be at a discount to the market price and it will be dilutive to stockholders.

Other Commitments and Contingencies

The Company’s purchase commitments and obligations include all open purchase orders and contractual obligations entered into in the ordinary course of business, including commitments with contract manufacturers and suppliers, for which we have not received the goods or services and acquisition and licensing of intellectual property. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and/or adjust our requirements based on our business needs prior to the delivery of goods or performance of services. Non-cancellable purchase commitments and obligations that will exist beyond fiscal 2020 and that are not separately presented as a liability on the balance sheet are listed below (in thousands):

		Less than	1 – 3	3 – 5	More than 5
Contractual obligations	Total	1 year	years	years	years
Seed core purchase obligation	1,080	216	432	432	-
Total	$1,080	$216	$432	$432	$-

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Impact of Inflation

Inflation had minimal impact on our net sales and revenues or on loss from continuing operations.

New Accounting Standards

In February 2016, the FASB issued ASU 2016-02 Leases (Subtopic 842), which will require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by most leases. The update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The modified retrospective transition approach is required. The Company adopted the new standard in the first quarter of fiscal year 2020 and the most significant effects of this ASU relate to the recognition of a new right-of-use asset and corresponding lease liability.

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

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and co-principal financial officers, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2020. Based on that evaluation, our principal executive officer and our co-principal financial officers concluded that the design and operation of our disclosure controls and procedures were effective. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedures are designed to provide a reasonable level of assurance that the objectives of the system will be met.

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

We have evaluated the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). This evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our co-principal financial officers and principal accounting officer, all of whom concluded that our internal control over financial reporting was effective as of June 30, 2020. Our evaluation of the effectiveness of our internal control over financial reporting in future periods may differ due to changing conditions or non-compliance with the policies and procedures we have established.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

Not applicable

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board Membership and Board Committees

The directors serving the Company as of June 30, 2020 were as follows:

			Audit	Compensation	Nominations	Litigation
Name	Type	Age	Committee	Committee	Committee	Committee
Lori Woods, Chief Executive Officer	Employee	57	N/A	N/A	N/A	N/A

Philip Vitale, MD	Independent	74	Member	Chairman	Member	N/A

Alan Hoffmann	Independent	59	Chairman	Member	Member	Chairman

Michael McCormick, Chairman	Independent	57	Member	Member	Chairman	Member

Each member of the Board of Directors serves a one-year term and is subject to reelection at the Company’s Annual Meeting of Stockholders held each year.

The Company’s directors, as named above, will serve until the next annual meeting of the Company’s stockholders or until their successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual stockholders meeting. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current directors to the Company's board. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of the Company’s affairs.

Lori Woods – Ms. Woods has been a Director of the Company since June 4, 2018 and brings more than 30 years of experience in the healthcare industry and is particularly well-known and respected in the brachytherapy community. Ms. Woods returned to Isoray after previously serving as Vice President from 2006 to February 2008, at which time she was appointed Acting Chief Operating Officer before her appointment to Chief Operating Officer in February 2009, a position she held until January 2010. Beginning in February 2016, and continuing until her appointment as Interim CEO on June 4, 2018, Ms. Woods served as a senior consultant to Isoray. Ms. Woods was appointed CEO of the Company on December 12, 2018. From February 16, 2016 to June 3, 2018, Ms. Woods was a founder of Medvio, LLC, a medical device consulting company focused on the urology and oncology space. During her time at Medvio she worked with large public and international medical device companies, supporting the approval process and distribution of products in diverse international markets. Further, she worked with various partners to develop proprietary technologies for the colorectal and liver treatment markets. Previously, from January 2002 to July 2006, Ms. Woods served as Chief Executive Officer of Pro-Qura, Inc., a privately-owned cancer treatment management company focused on the quality delivery of brachytherapy treatments for prostate cancer. She has also served as the Director of Business Development for the Tumor Institute Radiation Oncology Group and the Seattle Prostate Institute (SPI) in Seattle, WA. SPI was an early innovator in prostate brachytherapy treatments and assisted in the training of more than 2,000 physicians in the use of prostate brachytherapy. Ms. Woods served as a board member of the Northwest division of the Juvenile Diabetes Research Foundation, focusing on their digital awareness programs, including their website and SEO strategy, and their public relations efforts. Ms. Woods earned a Bachelor of Science degree in Business Administration – Marketing and Communications from Loma Linda University, CA. Ms. Woods brings to the Board extensive experience and credibility in the brachytherapy industry and strong relationships with suppliers and distributors of brachytherapy products.

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

Alan Hoffmann – Mr. Hoffmann has been a Director of the Company since January 2016. He is the owner of Alan Hoffmann, CPA, PC, a certified public accounting firm he founded in 1996. The firm performs audits and reviews of private companies. In addition, Mr. Hoffmann currently serves as CFO for Cognitive Research Corporation, a privately-held, full-service contract research organization that specializes in central nervous system product development for pharmaceutical, nutraceutical, biotechnology and medical device companies. In 2011, he served as CFO for an international manufacturing company, Kinematics Manufacturing, Inc. His prior employment included Price Waterhouse from 1985-1989, and local firms in Arizona from 1989 to 1996, where he held multiple positions including Senior Tax Analyst, and Tax Manager. After receiving his undergraduate accounting degree with honors from the University of Wisconsin-Milwaukee in 1985, he became a Certified Public Accountant in 1989. He also served in the United States Marine Corps and was honorably discharged in 1985. He brings over 33 years of public accounting experience to the Company and the Board. Mr. Hoffmann brings to the Board his experience as a public accountant and understanding of oversight and review of financial statements prepared by the Chief Financial Officer.

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

Executive Officers

The executive officers serving the Company as of September 24, 2020 were as follows:

Name	Age	Position Held
Lori Woods[1]	58	Chief Executive Officer, Director
Jonathan Hunt	53	Chief Financial Officer, Co-Principal Financial Officer
Mark Austin[2]	33	Controller, Co-Principal Financial and Principal Accounting Officer, Corporate Secretary
William Cavanagh III	54	Chief Research and Development Officer
Michael Krachon[3]	49	Executive Vice President, Sales and Marketing
Jennifer Streeter[4]	51	Chief Operating Officer, Vice President, Human Resources
Krista Cline[5]	38	Director of Operations

1.	Ms. Woods’ biographical information is incorporated by reference in the board membership section of Part III, Item 10.
2.	Effective September 15, 2020, Mr. Austin was appointed Corporate Secretary.
3.	Effective June 23, 2020, Mr. Krachon was appointed Executive Vice President of Sales and Marketing.
4.	Effective June 23, 2020, Mrs. Streeter was appointed Chief Operating Officer.
5.	Ms. Cline also served as Corporate Secretary until September 15, 2020.

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

Mark Austin – Mr. Austin has served as Controller, Principal Financial and Accounting Officer, since July 2017 and Co-Principal Financial Officer since February 12, 2019. On September 15, 2020, Mr. Austin was appointed Corporate Secretary. Prior to joining the Company, Mr. Austin practiced as a Certified Public Accountant with the accounting firm KPMG where he worked from October 2009 to July 2017. At KPMG, Mr. Austin served as a Senior Manager and before that, as a Manager and Senior Associate in Portland, Oregon, where he served as lead for financial statement and internal control audits within the technology industry, including for software and manufacturing companies. While at KPMG, Mr. Austin served as lead manager for a global public company; supervised, coached, and lead teams and team members; and researched technical accounting issues relevant to the technology industry. Mr. Austin holds a Bachelor of Science in Commerce degree in Accounting, from Santa Clara University, in Santa Clara, California.

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

Michael Krachon – Mr. Krachon brings more than 20 years’ experience of progressive growth in sales and marketing in the medical industry to the Company. He joined Isoray in March 2016 as Vice President, Sales and Marketing and on June 23, 2020, was appointed Executive Vice President of Sales and Marketing. Prior to joining Isoray, Mr. Krachon was employed by C.R. Bard Inc. since 2001, and was a key member of the Bard Urological and Medical Division which developed brachytherapy devices and delivery systems for the U.S. and international markets. He was the leader of the brachytherapy commercial team, which grew to be the global brachytherapy market leader. Mr. Krachon assisted in the business unit’s strategic planning, development of the international business segment and creating and delivering the international product launches which resulted in market leadership across Europe, Japan and Africa. His responsibilities included: the development of strategic brachytherapy sales and marketing programs; the implementation of industry leading national and international training programs; and supporting the product development process. Finally, Mr. Krachon has been instrumental in successfully supporting the industry through congressional lobbying efforts to establish and maintain reimbursement codes for brachytherapy. He served as Chairman of the Coalition for Advancement of Brachytherapy from 2009 to 2016 and has been recognized as a national speaker for brachytherapy by the industry. Mr. Krachon received a B.S.E. in biomedical engineering from Duke University and his M.B.A. from the Goizueta Business School at Emory University.

Jennifer Streeter – Mrs. Streeter brings more than 10 years’ experience of progressive growth in the Human Resources field. She joined Isoray in July 2016 as Vice President of Training. In September 2016, she accepted responsibility as Vice President of Human Resources. Effective July 19, 2019, she was appointed Interim Chief Operating Officer and on June 23, 2020, was appointed Chief Operating Officer. Prior to joining Isoray, Mrs. Streeter was employed by Supershuttle International as the Vice President of Learning Development, where she led a team of training managers providing overall training and organizational development activities. Mrs. Streeter was employed by Supershuttle International from 2010 to 2016. Previously Mrs. Streeter has facilitated both on ground and online courses at the undergraduate and graduate levels for universities including Grand Canyon University, Ottawa University and Western International University. The courses focused on Human Resource and Organizational Development. Mrs. Streeter received her Bachelor’s Degree in Management/Marketing and her Master’s Degree in Leadership Studies from Baker College, in Michigan.

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

We believe that Isoray’s executive officers, directors and 10% stockholders timely complied with their filing requirements during the year ended June 30, 2020.

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

Nominating Procedures

There have been no material changes to the procedures by which our stockholders may recommend nominees to the Board of Directors during our last fiscal year.

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

Summary Compensation Table

				Non-equity
Name and			Option	incentive plan	All other
principal		Salary	awards	compensation	compensation	Total
position	Year	($)	($)[1]	($)	($)[3]	($)
Lori Woods	2020	315,612	98,700	77,325	-	491,637
CEO and Director	2019	315,612	74,700	15,781	10,431	416,524
William Cavanagh	2020	220,256	59,220	38,545	-	318,021
CRDO	2019	220,256	44,820	11,013	33,617	309,706
Michael Krachon	2020	243,338	59,220	42,584	-	345,142
EVP – S&M2	2019	243,338	44,820	28,350	26,508	343,016

1.

Amounts represent the ASC 718, Compensation – Stock Compensation valuation for the fiscal years 2020 and 2019, respectively. Options awarded vest in three to five equal annual installments and expire ten years after the date of grant. All options were granted at the fair market value of the Company’s stock on the date of grant and the Company used a Black-Scholes methodology as discussed in the footnotes to the financial statements to value the options.

2.	Effective June 23, 2020, Mr. Krachon was appointed Executive Vice President of Sales and Marketing.

3.	During fiscal year 2019, the vacation policy was changed for these individuals to an unlimited vacation policy with no accrual. The amounts represent vacation accrued under the prior policy. Mr. Cavanagh’s includes $10,000 to assist with his relocation to Richland, WA.

Outstanding Equity Awards at Fiscal Year-End

Option awards

Equity Incentive Plan awards:

	Number of		Number of
	securities		securities
	underlying		underlying
	unexercised		unexercised		Option
	options		options		exercise	Option
	(#)		(#)		price	expiration
Name	exercisable		unexercisable		($)	date
Lori Woods	62,500	[7]	187,500	[7]	0.61	06/23/2030
CEO and Director	62,500	[6]	125,000	[6]	0.43	06/18/2029
	62,500	[4]	62,500	[4]	0.46	06/13/2028
	25,000	[1]	-	[1]	0.605	06/27/2027
William Cavanagh	37,500	[7]	112,500	[7]	0.61	06/23/2030
CRDO	75,000	[6]	75,000	[6]	0.43	06/18/2029
	112,500	[5]	37,500	[5]	0.46	06/13/2028
	225,000	[1]	-	[1]	0.605	06/27/2027
	6,660	[2]	-		0.98	06/27/2022
	20,000	[3]	-		2.46	06/17/2024
Michael Krachon	37,500	[7]		[7]	0.61	06/23/2030
EVP – S&M	75,000	[6]	75,000	[6]	0.43	06/18/2029
	112,500	[5]	37,500	[5]	0.46	06/13/2028
	225,000	[1]	-	[1]	0.605	06/27/2027

1.	Represents a June 27, 2017, grant, all of which are exercisable as of June 27, 2020.
2.	Represents a June 27, 2012, grant, all of which were exercisable as of June 27, 2015.
3.	Represents a June 17, 2014, grant, all of which were exercisable as of June 17, 2017.
4.

Represents a June 13, 2018, grant, one-fourth of which became exercisable on December 13, 2018, one-fourth of which became exercisable on June 13, 2019, one-fourth of which became exercisable on June 13, 2020, and the final fourth will become exercisable on June 13, 2021.

5.

Represents a June 13, 2018, grant, one-fourth of which became exercisable on June 13, 2018, one-fourth of which became exercisable on June 13, 2019, one-fourth of which became exercisable on June 13, 2020, and the final fourth will become exercisable on June 13, 2021.

6.

Represents a June 18, 2019, grant, one-fourth of which became exercisable on June 18, 2019, one-fourth of which became exercisable on June 18, 2020, one-fourth of which will become exercisable on June 18, 2021, and the final fourth will become exercisable on June 18, 2022.

7.	Represents a June 23, 2020, grant, one-fourth of which became exercisable on June 23, 2020, one-fourth of which will become exercisable on June 23, 2021, one-fourth of which will become exercisable on June 23, 2022, and the final fourth will become exercisable on June 23, 2023.

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

Role of the Compensation Consultant

Pursuant to its Charter, the Compensation Committee has the authority to engage independent compensation consultants and other professionals to assist in the design, formulation, analysis, and implementation of compensation programs for our executive officers. During fiscal 2020, the Committee engaged Pearl Meyer to review various elements of the Company's overall compensation program, including performing reviews of the Company's 2020 executive compensation plans.

Role of Benchmarking and Peer Groups

As part of our pay philosophy, our executive compensation program is designed to attract, motivate and retain our executives in an increasingly competitive market. To this end, during fiscal 2020 we evaluated industry-specific and general market compensation practices and trends to ensure that our program features and NEO pay opportunities remain appropriately competitive. When determining salaries, target bonus opportunities and long-term incentive grants for NEOs, the Committee considers the performance of the Company and the individual, the nature of an individual's role within the Company, experience in the officer's current role, as well as input from its independent compensation consultant, among other variables.

In fiscal 2020, to facilitate its review and determination of executive compensation, the Committee engaged Pearl Meyer to conduct a comprehensive competitive review of our executive compensation program. In connection with this review and in consultation with Pearl Meyer and senior management of the Company, Pearl Meyer identified a peer group comprised of healthcare equipment, pharmaceutical and biotechnology companies roughly similar to the Company in revenue size or market capitalization, and focused on cancer treatments to the extent possible; the peer group consists of the 16 companies listed below:

AVEO Pharmaceuticals, Inc.	Fortress Biotech, Inc.	Sunesis Pharmaceuticals, Inc.
Cancer Genetics, Inc.	Idera Pharmaceuticals	TRACON Pharmaceuticals, Inc.
Capricor Therapeutics, Inc.	Northwest Biotherapeutics, Inc.	ViewRay, Inc.
Cleveland BioLabs, Inc.	Onconova Therapeutics, Inc.
Cyclacel Pharmaceuticals, Inc.	Pieris Pharmaceuticals, Inc.
Fate Therapeutics, Inc.	Plus Therpeutics, Inc.

The median (50th percentile) revenue size of the peer group was approximately $4 million, while the median market capitalization was $39 million; Isoray's revenue and market capitalization were roughly at the 59th and 52nd percentiles of the peer group, respectively.

In addition to peer group data, four published or private compensation surveys were also utilized in Pearl Meyer's 2020 report and comparisons to survey benchmark positions were made based on the Company's revenue or employee size. Pearl Meyer completed its review in May 2020 and presented its analysis of the Company's executive compensation program relative to peer and survey 25th, 50th and 75th percentile levels. Overall, the study suggested that total direct compensation was below the 25th percentile market levels.

In June 2020, the Compensation Committee of the Company set the annual base salary for fiscal 2021 for Lori Woods, our Chief Executive Officer and Director, at $347,173 (10% increase), for William Cavanagh, Chief Research and Development Officer, at $240,080 (9% increase) and for Michael Krachon, our Vice President Sales and Marketing, at $267,670 (10% increase).

Fiscal Year 2020 Director Compensation

	Fees earned
	or paid in	Option
	cash	awards	Total
Name	($)	($)	($)
Alan Hoffmann	41,000	11,844	52,844
Michael McCormick	41,000	11,844	52,844
Philip Vitale MD	41,000	11,844	52,844

Each non-employee director had stock options to purchase shares of the Company’s common stock outstanding as of June 30, 2020 as follows - Mr. Hoffmann had stock options to purchase 145,000 shares of common stock, Mr. McCormick had stock options to purchase 145,000 shares of common stock, and Dr. Vitale had stock options to purchase 145,000 shares of common stock.

During the fiscal year 2020, the independent directors received $3,000 per month for their service. In addition, each non-employee director received $1,000 per Board meeting attended in person or $500 per Board meeting attended via telephone and $500 per committee meeting attended. Employee directors do not receive any compensation for their service on the Board.

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

For fiscal year 2020, the bonus plan was such that the Chief Executive Officer had an opportunity to earn a bonus of seven percent (7%) of his or her annual base salary and each other named officer had an opportunity to earn a bonus of five percent (5%) of his or her annual base salary by meeting the following parameters: half of the bonus was paid if the Company had a twenty-five percent (25%) increase in revenue from the prior year’s comparable quarter; one quarter of the bonus was paid if the Company had a gross margin percentage of fifty percent (50%) or higher in the applicable quarter; and one quarter of the bonus was paid if the Company had a net loss margin of negative forty percent (-40%) or less in the applicable quarter. Additionally, the Chief Executive Officer had an opportunity to earn a bonus of seven percent (7%) of his or her annual base salary and each other named officer had an opportunity to earn a bonus of five percent (5%) of his or her annual base salary by meeting the following parameters: half of the bonus was paid if the Company had a twenty-five percent (25%) increase in revenue from the prior fiscal year; one quarter of the bonus was paid if the Company had a gross margin percentage of fifty percent (50%) or higher in the fiscal year; and one quarter of the bonus was paid if the Company had a net loss margin of negative forty percent (-40%) or less in the fiscal year.

For fiscal year 2020, all of the metrics were met for the first and third fiscal quarters as well as for the full fiscal year. During the second fiscal quarter for 2020, fifty percent (50%) of the metrics were acheived.

NEO	2020 Bonus ($)
Lori Woods – CEO and Director	77,325
William Cavanagh – CRDO	38,545
Michael Krachon - Executive Vice President Sales and Marketing	42,584

For fiscal year 2021, the bonus plan was revised so that the Chief Executive Officer has an opportunity to earn a bonus of eight percent (8%) of his or her annual base salary and each other named officer has an opportunity to earn a bonus of six percent (6%) of his or her annual base salary by meeting the following parameters: half of the bonus will be paid if the Company has a twenty-five percent (25%) increase in revenue from the prior year’s comparable quarter; one quarter of the bonus will be paid if the Company has a gross margin percentage of fifty-five percent (55%) or higher in the applicable quarter; and one quarter of the bonus will be paid if the Company has a net loss margin of negative twenty-five percent (-25%) or less in the applicable quarter. Additionally, the Chief Executive Officer has an opportunity to earn a bonus of eight percent (8%) of his or her annual base salary and each other named officer has an opportunity to earn a bonus of six percent (6%) of his or her annual base salary by meeting the following parameters: half of the bonus will be paid if the Company has a twenty-five percent (25%) increase in revenue from the prior fiscal year; one quarter of the bonus will be paid if the Company has a gross margin percentage of fifty-five percent (55%) or higher in the fiscal year; and one quarter of the bonus will be paid if the Company has a net loss margin of negative twenty-five percent (-25%) or less in the fiscal year.

On June 23, 2020, the Committee approved stock option grants to our named executive officers outlined in the table below, at an exercise price of $0.61, our closing stock price on June 23, 2020.

NEO	Option grant (# of shares)
Lori Woods – CEO and Director	250,000
William Cavanagh – CRDO	150,000
Michael Krachon - Executive Vice President Sales and Marketing	150,000

Risks Related to Compensation Policies and Practices

The Compensation Committee has considered whether our overall compensation program for employees in 2020 creates incentives for employees to take excessive or unreasonable risks that could materially harm our Company. We believe that several features of our compensation policies for management employees appropriately mitigate such risks, including a mix of long- and short-term compensation incentives that we believe is properly weighted, our Executive Compensation Clawback Policy and the uniformity of compensation practices across our Company, which the Compensation Committee regards as setting an appropriate level of risk taking for us. We also believe our internal legal and financial controls appropriately mitigate the probability and potential impact of an individual employee committing us to a harmful long-term business transaction in exchange for short-term compensation benefits.

Recoupment Policy

In order to align further management’s interests with the interests of our stockholders and to support good corporate governance practices, the Board has adopted a recoupment policy. Subject to rules of the SEC and NYSE American, in the event that we are required to prepare an accounting restatement due to the material noncompliance with any financial reporting requirement under the federal securities laws, we will form a committee of the independent directors to determine whether we will recover from any of our current or former executive officers, as determined in accordance with such rules, who received performance-based compensation (including stock options awarded as compensation) during the period for which we are required to prepare an accounting restatement, based on the erroneous data, in excess of what would have been paid to the executive officer under the accounting restatement. The committee may also take any other actions authorized by our Executive Compensation Clawback Policy.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding the beneficial ownership of the Company’s common stock and preferred stock as of September 21, 2020 for (a) each person known by the Company to be a beneficial owner of five percent or more of the outstanding common or preferred stock of the Company, (b) each executive officer, director and nominee for director of the Company, and (c) directors and executive officers of the Company as a group. As of September 21, 2020, the Company had 68,897,779 shares of common stock and 59,065 shares of Series B preferred stock outstanding. Except as otherwise indicated below, the address for each listed beneficial owner is c/o Isoray, Inc., 350 Hills Street, Suite 106, Richland, Washington 99354.

Common Stock Share Ownership

Name of Beneficial Owner	Common Shares Owned	Common Stock Options [1]	Percent of Class[2]
Lori Woods	542,500	212,500	1.10%
Alan Hoffmann	45,000	100,000	0.21%
Michael McCormick	22,000	100,000	0.18%
Philip Vitale M.D.	110,000	100,000	0.30%
William Cavanagh III	20,000	476,660	0.72%
Michael Krachon	105,000	450,000	0.81%
Jonathan Hunt	-	187,500	0.27%
Jennifer Streeter	5,440	287,500	0.43%
Mark Austin	16,000	182,500	0.29%
Krista Cline	22,933	172,500	0.28%
Directors and Executive Officers as a group	888,873	2,269,160	4.58%

1.	Only includes those common stock options that could be exercised for common stock within 60 days after September 21, 2020.
2.

Percentage ownership is based on 68,897,779 shares of Common Stock outstanding on September 21, 2020. Shares of Common Stock subject to stock options which are currently exercisable or will become exercisable within 60 days after September 21, 2020 are deemed outstanding for computing the percentage ownership of the person or group holding such options but are not deemed outstanding for computing the percentage ownership of any other person or group.

Series B Preferred Stock Share Ownership

	Series B
	Preferred
	Shares	Percent of
Name of Beneficial Owner	Owned	Class[1]
Aissata Sidibe[2]	20,000	33.86%
William and Karen Thompson Trust[3]	14,218	24.07%
Jamie Granger[4]	10,529	17.83%
Hostetler Living Trust[5]	9,479	16.05%
Leslie Fernandez[6]	3,688	6.24%

1.	Percentage ownership is based on 59,065 shares of Series B Preferred Stock outstanding on September 21, 2020.
2.	The address of Aissata Sidibe is 99302 E Sidibe PR SE, Kennewick, WA 99338.
3.	The address of the William and Karen Thompson Trust is 285 Dondero Way, San Jose, CA 95119.
4.	The address of Jamie Granger is 53709 South Nine Canyon Road, Kennewick, WA 99337.
5.	The address of the Hostetler Living Trust is 9327 NE 175th Street, Bothell, WA 98011.
6.	The address of Leslie Fernandez is 2615 Scottsdale Place, Richland, WA 99352.

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

As required under SEC rules, transactions that are determined to be directly or indirectly material to the Company or a related party would be disclosed in our Annual Report; however, during our fiscal year ended June 30, 2020, we did not have any related party transactions requiring disclosure under Reg. S-K Item 404.

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

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, DeCoria, Maichel & Teague, P.S. (in thousands):

		For the Year Ended June 30,
		2020	2019

1.	Audit fees	$74	$47
3.	Tax fees	12	9
4.	All other fees	13	14
Totals		$99	$70

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

Isoray, Inc. and Subsidiaries

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

10.10

Irradiation Services Agreement, dated November 29, 2016, between The Curators of the University of Missouri and Isoray Medical, Inc. (confidential treatment granted for redacted portions), incorporated by reference to Exhibit 10. 1 of the Form 10-Q filed on February 9, 2017.

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
10.36

Amendment to Exhibit B of Manufacturing and Supply Agreement between Isoray Medical, Inc. and GT Medical Technologies, Inc., dated December 28, 2018 (confidential treatment granted for redacted portions), incorporated by reference to Exhibit 10.5 of the Form 10-Q filed on February 13, 2019.

10.37***	Employment Agreement between Isoray, Inc. and Michael Krachon, dated effective February 6, 2019, incorporated by reference to the Form 8-K filed on February 12, 2019.
10.38

Amended and Restated Manufacturing and Supply Agreement, dated April 26, 2019, between Isoray Medical, Inc. and GT Medical Technologies, Inc., (confidential treatment granted for redacted portions), incorporated by reference to the Form 8-K filed on May 2, 2019.

10.39

Amendment to Exhibit B of Manufacturing and Supply Agreement between Isoray Medical, Inc. and GT Medical Technologies, Inc., dated December 28, 2018 (confidential treatment granted for redacted portions), incorporated by reference to the Form 8-K filed on May 28, 2019.

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

10.44	Contract Modification, entered into on November 15, 2016 with an effective date of November 1, 2016, to Contract No. X-40403 between Energy Northwest and Isoray Medical, Inc, incorporated by reference to Exhibit 10.2 of the Form 10-Q filed on February 9, 2017.
10.45	Contract Modification, entered into on August 19, 2019 with an effective date of July 3, 2019, to Contract No. X-40403 between Energy Northwest and Isoray Medical, Inc., incorporated by reference to Exhibit 10.45 of the Form 10-K filed on September 27, 2019.
10.46***	2020 Equity Incentive Plan, incorporated by reference to Appendix A to Isoray, Inc.'s Definitive Proxy Statement on Schedule 14A filed on October 25, 2019.
10.47***	Form of Amendment to Employment Agreement, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on December 17, 2019.
10.48	Amendment to Exhibit A and Amendment No. 2 to Exhibit B of Amended and Restated Manufacturing and Supply Agreement, dated effective January 13, 2020, between Isoray Medical, Inc. and GT Medical Technologies, Inc., incorporated by reference to Exhibit 10.1 of the Form 8-K filed on January 16, 2020 (confidential portions of the exhibit have been omitted).
10.49***	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on February 19, 2020.
10.50	Equity Distribution Agreement, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on April 6, 2020.
10.51***	Amendment to Employment Agreement between Isoray, Inc. and Jennifer Streeter, dated June 25, 2020, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on June 26, 2020.
10.52***	Second Amendment to Employment Agreement between Isoray, Inc. and Michael Krachon, dated June 25, 2020, incorporated by reference to Exhibit 10.2 of the Form 8-K filed on June 26,2020.
10.53	Supply Contract, dated August 26, 2020, between Isoray Medical, Inc., and Joint Stock Company «Isotope», incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 31, 2020 (confidential portions of the exhibit have been omitted).
10.54*	Addendum No. 1, dated August 5, 2019, to the Supply Contract dated July 30, 2019, between Isoray Medical, Inc., and Joint Stock Company «Isotope».
10.55*	Addendum No. 2, dated August 14, 2020, to the Supply Contract dated July 30, 2019, between Isoray Medical, Inc., and Joint Stock Company «Isotope» (confidential portions of the exhibit have been omitted).
14.1	Code of Conduct and Ethics, incorporated by reference to Exhibit 14.1 of the Form 10-KSB filed on October 11, 2005. (File No. 000-14247)
14.2	Code of Ethics for Chief Executive Officer & Senior Financial Officers, incorporated by reference to Exhibit 14.2 of the Form 10-KSB filed on October 11, 2005. (File No. 000-14247)
21.1*	Subsidiaries of the Company.
23.1*	Consent of DeCoria, Maichel & Teague, P.S.
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Financial Officer
31.3*	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Financial Officer
32**	Section 1350 Certifications.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed Herewith
**	Furnished Herewith
***	Denotes Management Contract or Compensatory Plan or Arrangement

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Isoray, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Isoray, Inc. and Subsidiaries (the "Company") as of June 30, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Spokane, Washington

September 24, 2020

Isoray, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except shares)

	June 30,	June 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$2,392	$5,326
Accounts receivable, net	2,044	1,154
Inventory	645	530
Prepaid expenses and other current assets	426	305

Total current assets	5,507	7,315

Property and equipment, net	1,735	1,609
Right of use asset, net	1,001	-
Restricted cash	181	181
Inventory, non-current	137	155
Other assets, net	138	162

Total assets	$8,699	$9,422

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$654	$683
Lease liability	236	-
Accrued protocol expense	35	133
Accrued radioactive waste disposal	94	74
Accrued payroll and related taxes	352	89
Accrued vacation	204	142

Total current liabilities	1,575	1,121
Non-current liabilities:
Lease liability, non-current	769	-
Accrued payroll and related taxes, non-current	55	-
Asset retirement obligation	577	621

Total liabilities	2,976	1,742
Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock, $.001 par value; 7,000,000 shares authorized: Series B: 5,000,000 shares allocated; 59,065 shares issued and outstanding	-	-
Common stock, $.001 par value; 200,000,000 shares authorized; 68,897,779 and 67,388,047 shares issued and outstanding	69	67
Additional paid-in capital	93,592	92,105
Accumulated deficit	(87,938)	(84,492)

Total stockholders' equity	5,723	7,680

Total liabilities and stockholders' equity	$8,699	$9,422

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars and shares in thousands, except for per-share amounts)

	Year Ended June 30
	2020	2019	2018

Sales, net	$9,680	$7,314	$5,923
Cost of sales	4,556	4,267	4,081
Gross profit	5,124	3,047	1,842

Operating expenses:
Research and development
Proprietary research and development	1,126	1,429	1,351
Collaboration arrangement, net of reimbursement (Note 14)	-	45	395
Total research and development	1,126	1,474	1,746
Sales and marketing	2,976	2,679	2,660
General and administrative	4,571	4,172	4,165
Gain on equipment disposals	-	(24)	-
Change in estimate of asset retirement obligation (Note 8)	(73)	-	-
Total operating expenses	8,600	8,301	8,571

Operating loss	(3,476)	(5,254)	(6,729)

Non-operating income:
Interest income	30	108	29
Other income	-	2	-
Non-operating income, net	30	110	29

Net loss	(3,446)	(5,144)	(6,700)
Preferred stock dividends	(11)	(11)	(11)

Net loss applicable to common stockholders	$(3,457)	$(5,155)	$(6,711)

Basic and diluted loss per share	$(0.05)	$(0.08)	$(0.12)

Weighted average shares used in computing net loss per share:
Basic and diluted	67,601	67,042	55,159

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
(In thousands, except shares)

	Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances at June 30, 2017	59,065	$-	55,017,419	$55	$83,151	$(72,604)	$10,602

Issuance of common stock pursuant to exercise of options			82,810	-	50		50
Issuance of common stock pursuant to at the market offering, net			980,918	1	478		479
Issuance of common stock pursuant to exercise of warrants			250,000	-	3		3
Payment of dividend to preferred stockholders					(11)		(11)
Share-based compensation					404		404
Share-based compensation for third party services					203		203
Adoption of ASU 2016-09					44	(44)	-
Net loss	-	-	-	-	-	(6,700)	(6,700)

Balances at June 30, 2018	59,065	$-	56,331,147	$56	$84,322	$(79,348)	$5,030

Issuance of common stock pursuant to exercise of options			56,900	-	15		15
Issuance of common stock, pursuant to registered direct offering, net			11,000,000	11	7,359		7,370
Payment of dividend to preferred stockholders					(11)		(11)
Share-based compensation					420		420
Net loss	-	-	-	-	-	(5,144)	(5,144)

Balances at June 30, 2019	59,065	$-	67,388,047	$67	$92,105	$(84,492)	$7,680

Issuance of common stock pursuant to exercise of options			262,500	1	130		131
Issuance of common stock pursuant to at the market offering, net			1,247,232	1	873		874
Payment of dividend to preferred stockholders					(11)		(11)
Share-based compensation					495		495
Net loss	-	-				(3,446)	(3,446)

Balances at June 30, 2020	59,065	$-	68,897,779	$69	$93,592	$(87,938)	$5,723

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended June 30,
	2020	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,446)	$(5,144)	$(6,700)
Adjustments to reconcile net loss to net cash used by operating activities:
Lease expense	4	-	-
Depreciation expense	147	136	80
(Gain) loss on equipment disposals	-	(24)	-
Amortization of other assets	38	50	50
Accretion of asset retirement obligation	29	31	29
Change in estimate of asset retirement obligation	(73)	-	-
Share-based compensation	495	420	404
Share-based compensation for third party services	-	-	203
Changes in operating assets and liabilities:
Accounts receivable	(890)	38	(466)
Inventory	(97)	128	23
Prepaid expenses and other current assets	(121)	30	(64)
Accounts payable and accrued expenses	(29)	(708)	761
Accrued protocol expense	(98)	56	2
Accrued radioactive waste disposal	20	37	(88)
Accrued payroll and related taxes	318	(66)	17
Accrued vacation	62	(33)	37

Net cash used by operating activities	(3,641)	(5,049)	(5,712)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(273)	(444)	(337)
Additions to other assets	(14)	(14)	(18)
Proceeds from sale of equipment	-	34	-
Proceeds from maturity of certificates of deposit	-	5,550	6,268
Purchases of and interest from certificates of deposit	-	(4,725)	(4,054)

Net cash provided by (used in) investing activities	(287)	401	1,859

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred dividends paid	(11)	(11)	(11)
Proceeds from sales of common stock, pursuant to registered direct offering, net	-	7,370	-
Proceeds from sales of common stock, pursuant to at the market offering, net	874	-	479
Proceeds from sales of common stock, pursuant to exercise of warrants, net	-	-	3
Proceeds from sales of common stock, pursuant to exercise of options	131	15	50

Net cash provided by financing activities	994	7,374	521

Net increase (decrease) in cash, cash equivalents, and restricted cash	(2,934)	2,726	(3,332)
Cash, cash equivalents, and restricted cash beginning of year	5,507	2,781	6,113
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH END OF YEAR	$2,573	$5,507	$2,781

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$2,392	$5,326	$2,600
Restricted cash	$181	$181	$181
Total cash, cash equivalents, and restricted cash	$2,573	$5,507	$2,781

Non-cash investing and financing activities:
Recognition of operating lease liability and right of use asset	$1,228	$-	$-
Warrants issued to placement agent of registered direct offering	$-	$163	$-

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc.

Notes to Consolidated Financial Statements

For the years ended June 30, 2020, 2019 and 2018

1.	Organization

Isoray, Inc. was incorporated in Minnesota in 1983. On July 28, 2005, Isoray Medical, Inc. (Medical) became a wholly-owned subsidiary of Isoray, Inc. (formerly known as Century Park Pictures Corporation) pursuant to a merger. In December 2018, upon approval of a majority of stockholders, Isoray, Inc. was redomiciled to Delaware. Medical was formed under Delaware law on June 15, 2004 and on October 1, 2004 acquired two affiliated predecessor companies which began operations in 1998. Medical, a Delaware corporation, develops, manufactures and sells isotope-based medical products and devices for the treatment of cancer and other malignant diseases. Medical is headquartered in Richland, Washington.

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

Depreciation is computed using the straight-line method over the following estimated useful lives:

Production equipment (in years)	3	to	7
Office equipment (in years)	2	to	10
Furniture and fixtures (in years)	2	to	10

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

Financial Instruments

The Company discloses the fair value of financial instruments, both assets and liabilities, recognized and not recognized in the balance sheet, for which it is practicable to estimate the fair value. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced liquidation sale. At June 30, 2020 and 2019, the carrying value of financial instruments, which include U.S. Treasury Securities and restricted cash, approximated fair value.

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

At June 30, 2020 and 2019, there were no assets or liabilities measured at fair-value on a recurring basis which were measured using Level 3 inputs. Certain assets and liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. (In thousands)

	Fair value at June 30, 2020
	Total	Level 1	Level 2	Level 3
Cash, cash equivalents, and restricted cash	$2,573	$2,573	$-	$-

	Fair value at June 30, 2019
	Total	Level 1	Level 2	Level 3
Cash, cash equivalents, and restricted cash	$5,507	$5,507	$-	$-

The Company’s cash and cash equivalent instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

Revenue Recognition

The Company recognizes revenue based on the five-step model for revenue recognition as prescribed by ASC 606, Revenue from Contracts with Customers, as follows: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the prices to the performance obligations; and (5) recognize revenue. The Company has some agreements that contain general commercial terms and product prices but do not contain an obligation to provide goods to the customer. Our performance obligation, which is established when the customer submits a purchase order and the Company accepts the order, is to deliver the product based on the purchase order received. The Company typically recognizes revenue at the time of shipment, at which time the title passes to the customer, and there are no further performance obligations. See Note 17.

Shipping and Handling Costs

Shipping and handling costs include charges associated with delivery of goods from the Company’s facilities to its customers and are reflected in cost of sales. The Company has elected to account for shipping and handling activities as a fulfillment cost. Shipping and handling costs paid to the Company by its customers are included in revenue.

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

	For the Years Ended June 30,
	2020	2019	2018
Advertising and marketing costs expensed (including tradeshows)	$141	$210	$329

	At June 30,
	2020	2019
Prepaid marketing expenses deferred until event occurs	$14	$9

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

Leases

Effective July 1, 2019, the Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right-of-use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.

Income (Loss) Per Common Share

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents, including preferred stock, common stock warrants or options that are potentially convertible into common stock, as those would be antidilutive due to the Company’s net loss position.

Securities that could be dilutive in the future are as follows:

	June 30,
	2020	2019	2018
Preferred stock	59,065	59,065	59,065
Common stock warrants	6,080,000	6,080,000	250,000
Common stock options	5,497,505	4,645,315	3,759,840
Total potential dilutive securities	11,636,570	10,784,380	4,086,905

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 Leases (Subtopic 842), which will require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by most leases. The update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The modified retrospective transition approach is required. The Company adopted the new standard in the first quarter of fiscal year 2020 and the most significant effects of this ASU relate to the recognition of a new right-of-use asset and corresponding lease liability.

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

3.	Inventory

Inventory consisted of the following (in thousands):

	June 30,
Inventory, current	2020	2019
Raw materials	$401	$333
Work in process	221	166
Finished goods	23	31
Total inventory, current	$645	$530

	June 30,
Inventory, non-current	2020	2019
Enriched barium, non-current	$117	$117
Raw materials, non-current	20	38
Total inventory, non-current	$137	$155

Inventory, non-current represents raw materials that were ordered in quantities to obtain volume cost discounts which based on current and anticipated sales volumes will not be consumed within an operating cycle. On August 25, 2017, the Company entered into a Consignment Agreement and related Services Agreement with MedikorPharma-Ural LLC to begin utilizing our enriched barium-130 carbonate inventory. The Company anticipates obtaining enough Cesium-131 under this arrangement to obtain approximately 4,000 curies of Cesium-131. During the year ended June 30, 2020, the Company obtained 31 curies under this agreement which has been used in production. At June 30, 2020, the Company estimates that the remaining enriched barium will result in 894 curies; approximately 62 of which will be obtained in the year ended June 30, 2021 and 832 will be obtained after June 30, 2020. There is no assurance as to whether the agreement will be terminated before this full amount is obtained and other supply sources are used, nor is there assurance that the third-party reactor which relies on this Consignment Agreement will be used by the Cesium-131 supplier under contract with the Company.

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,
	2020	2019
Prepaid insurance	$95	$38
Other prepaid expenses	273	154
Other current assets	27	27
Other receivables	31	86
Total prepaid expenses and other current assets	$426	$305

5.	Property & Equipment

Property & equipment consisted of the following (in thousands):

	June 30,
	2020	2019
Land	$366	$366
Equipment	3,872	3,825
Leasehold improvements	4,143	4,143
Other[1]	871	645
Property and equipment	9,252	8,979
Less accumulated depreciation	(7,517)	(7,370)
Property and equipment, net	$1,735	$1,609

1.

Plant and equipment, not placed in service are items that meet the capitalization threshold or which management believes will meet the threshold at the time of completion and which have yet to be placed into service as of the date of the balance sheet, and therefore, no depreciation expense has been recognized. Also included at June 30, 2020 and 2019 are costs associated with advance planning and design work on the Company’s new production facility of approximately $207,000. The advance planning and design work was primarily incurred in fiscal year 2017. The new production facility is currently on hold as the Company has sufficient production capacity to meet future demands and while the Company focuses its resources on revenue growth. It is anticipated that the Company will continue work on the new production facility process in the next four to five years.

6.	Restricted Cash

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

7.	Other Assets, net

Other assets, net of accumulated amortization consisted of the following (in thousands):

	June 30,
	2020	2019
Website development	$90	$90
Licenses	516	516
Patents and trademarks	366	366
Total Other Assets	972	972
Less: Accumulated Amortization	(834)	(810)
	$138	$162

	Year Ended June 30,
	2020	2019	2018
Amortization expense on website development	$8	$14	$14
Amortization expense on licenses	14	18	18
Amortization expense on patents and trademarks	16	18	18
Total amortization expense	$38	$50	$50

Future amortization is expected to be as follows (in thousands):

Year ended June 30, 2021	$37
2022	23
2023	23
2024	23
2025	23
Thereafter	9
$138

8.	Leases

The Company maintains a production facility located at Applied Process Engineering Laboratory (APEL) in Richland, Washington. The APEL facility became operational in September 2007. The production facility has over 15,000 square feet and includes space for isotope separation, seed production, order dispensing, a clean room for assembly of our product offerings, and a dedicated shipping area. In 2015, the Company entered into a modification to the production facility lease that modified the requirement to return the facility to ground at the time of exit at Company discretion, exercised an extension in 2017 to increase the lease term to April 30, 2021, and reduced the required notice to terminate the lease early from twelve months to six months. In July 2019, the Company entered into another modification of the production facility lease that extends the term to April 20, 2026  and provides for an eighteen month termination notice with an early termination penalty of up to $40,000 which decreases in the future beginning May 1, 2022.

Upon the adoption of Topic 842 on July 1, 2019, the Company recognized a right-of-use asset and lease liability of approximately $1.2 million. In determining the amount of the right-of-use asset and lease liability, we assumed the termination of the lease in April 2024 and incurring a termination penalty of $20,000. As of the date of adoption, a right of use asset and a corresponding lease liability of approximately $1.2 million were recognized on the balance sheet based upon the present value of the future base payments discounted at a 6% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit discount rate. The weighted average remaining term and discount rate as of June 30, 2020 was 3.85 years.

For the fiscal year ended June 30, 2020, 2019, and 2018 our operating lease expense was approximately $294,000, $285,000, and $285,000 respectively, and is recognized in the statement of operations in cost of sales and general and administrative expenses.

The following table presents the future operating lease payments and lease liability included on the consolidated balance sheet related to the Company’s operating lease as of June 30, 2020 (in thousands):

Year Ending June 30,
2021	290
2022	290
2023	290
2024	261
Total	1,131
Less: Imputed interest	(126)
Total Lease Liability	1,005
Less current portion	(236)
Non-current Lease Liability	$769

Asset Retirement Obligation

The Company has an asset retirement obligation (ARO) associated with the facility it currently leases. In connection with the lease modification executed in July 2019, and the accretion of the lease liability, the ARO changed as follows (in thousands):

	Year ended June 30,
	2020	2019
Beginning balance	$621	$590
Accretion of discount	29	31
Gain on change in ARO estimate due to lease modification	(73)	-
Ending Balance	$577	$621

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

9.	Share-Based Compensation

The Company currently provides share-based compensation under two equity incentive plans approved by the Board of Directors and the stockholders:

■	2017 Equity Incentive Plan (2017 Incentive Plan).
■	2020 Equity Incentive Plan (2020 Incentive Plan).

The 2006 Director Plan allowed the Board of Directors to grant options to purchase up to 1,000,000 shares of common stock to directors of the Company. The plan expired on August 16, 2016.

Options granted prior to fiscal 2017 were made pursuant to plans that have expired or were terminated.

The Company’s stockholders approved the 2017 Incentive Plan (“2017 Plan”) in June 2017. The 2017 Plan allows the Board of Directors to grant up to 4,000,000 shares of common stock to directors, officers, employees and consultants in a combination of equity incentive forms including incentive stock options (ISO), non-qualified stock options (NQSO), stock appreciation right (SAR) or restricted shares (RSU) of common stock.

The Company’s stockholders approved the 2020 Incentive Plan (“2020 Plan”) in December 2019. The 2020 Plan allows the Board of Directors to grant up to 6,000,000 shares of common stock to directors, officers, employees and consultants in a combination of equity incentive forms including incentive stock options (ISO), non-qualified stock options (NQSO), stock appreciation right (SAR) or restricted shares (RSU) of common stock. Options granted under all of the Plans have a ten year maximum term, an exercise price equal to at least the fair market value of the Company’s common stock (based on the trading price on the NYSE American) on the date of the grant, and with varying vesting periods as determined by the Board.

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

The weighted average fair value of stock option awards granted and the key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows:

	For the Year Ended June 30,
	2020			2019			2018
Weighted average fair value		$0.39			$0.31			$0.34
Options issued		1,330,000			1,252,500			1,125,000
Exercise price	$0.32	to	$0.61	$0.37	to	$0.55	$0.44	to	$0.58
Expected term (in years)		5			5			5
Risk-free rate	0.33%	to	1.80%	1.83%	to	2.91%	1.83%	to	2.85%
Volatility	83%	-	89%	89%	-	105%	94%	-	101%

The following table presents the share-based compensation expense (in thousands):

	For the Year Ended June 30,
	2020	2019	2018
Cost of sales	$21	$38	$62
Research and development expense	111	84	92
Sales and marketing expense	125	96	92
General and administrative expense	238	202	158
Total share-based compensation	$495	$420	$404

The total value of the stock options awards is expensed ratably over the vesting period of the employees receiving the awards. As of June 30, 2020, total unrecognized compensation cost related to stock-based options and awards was approximately $652,000 and the weighted-average period over which it is expected to be recognized is approximately 1.25 years.

A summary of stock option information within the Company’s share-based compensation plans during the fiscal years is presented below:

	Options
	Outstanding	Price (a)	Life (b)	Value (c)
Balance at June 30, 2017	3,379,191	$0.78	7.86	$151
Granted (d)	1,125,000	.47
Expired	(100,000)	.75
Forfeited	(561,541)	.77
Exercised	(82,810)	.61
Balance at June 30, 2018	3,759,840	$0.69	7.75	$49
Granted (d)	1,252,500	.44
Expired	(242,000)	.41
Forfeited	(68,125)	.54
Exercised	(56,900)	.26
Balance at June 30, 2019	4,645,315	$0.64	7.95	$1
Granted (d)	1,330,000	.61
Expired	(192,810)	1.33
Forfeited	(22,500)	.42
Exercised	(262,500)	.49
Balance at June 30, 2020	5,497,505	$0.62	7.85	$233

Vested and expected to vest at June 30, 2020	5,497,505	$0.62	7.85	$233

Exercisable at June 30, 2020	3,702,296	$0.66	7.12	$138

(a)	Weighted average exercise price per share.
(b)	Weighted average remaining contractual life.
(c)	Aggregate intrinsic value (in thousands).
(d)

All options granted had exercise prices equal to or greater than the ending closing market price of the Company’s common stock on the grant date. The options were granted to employees and management by the Compensation Committee and had vesting periods from immediate to five years.

	For the Year Ended June 30,
	2020	2019	2018
Aggregate intrinsic value of options exercised (in thousands)	$83	$11	$-

The Company’s current policy is to issue new shares to satisfy option exercises.

10.	Stockholders’ Equity

The authorized capital structure of the Company consists of $.001 par value preferred stock and $.001 par value common stock.

Common Stock

On March 31, 2020, the Company entered into an Equity Distribution Agreement (the “Agreement”) with Oppenheimer & Co., Inc. (“Oppenheimer”). The common stock sold pursuant to the Agreement will be distributed at the market prices prevailing at the time of sale. The Agreement provides that Oppenheimer will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold plus reimbursement of certain expenses. Net proceeds from the sale of the Shares will be used for general corporate purposes. As of June 30, 2020, the Company had sold an aggregate of 1,247,232 shares under the distribution agreement at an average price of approximately $0.738 per common share for gross proceeds of approximately $920,000 and net proceeds of approximately $874,000.

On May 8, 2018, the Company entered into a Sales Agreement with H.C. Wainwright & Co., LLC (“Wainwright”). The common stock sold in the Sales Agreement was distributed at the market prices prevailing at the time of sale.  As of June 30, 2018, the Company had sold an aggregate of 980,918 shares under the Sales Agreement at an average price of approximately $0.515 per common share for gross proceeds of approximately $505,000. Net proceeds from this raise totaled approximately $479,000.  No additional sales were made in July 2018 and this offering was suspended on July 9, 2018.

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

Preferred Stock

The Company’s Certificate of Incorporation authorizes 7,000,000 shares of $0.001 par value preferred stock available for issuance with such rights and preferences, including liquidation, dividend, conversion, and voting rights, as described below. In connection with redomiciling the Company to Delaware, Preferred Stock Series A, C and D designations were terminated. There were no shares issued under these Series. Series B is the remaining Series authorized at June 30, 2020 and had 59,065 issued and outstanding shares at June 30, 2020.

Series B

Series B preferred shares are entitled to a cumulative 15% dividend annually on the stated par value per share. These shares are convertible into shares of common stock at the rate of one share of common stock for each share of Series B preferred stock, and are subject to automatic conversion into common stock upon the closing of an underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933 covering the offer and sale of common stock in which the gross proceeds to the Company are at least $4,000,000. Series B preferred stockholders have voting rights equal to the voting rights of common stock, except that the vote or written consent of a majority of the outstanding preferred shares is required for any changes to the Company’s Certificate of Incorporation, Bylaws or Certificate of Designation, or for any bankruptcy, insolvency, dissolution or liquidation of the Company. Upon liquidation of the Company, the Company’s assets are first distributed ratably to the Series B preferred stockholders and then to the holders of the Common Stock.

On December 10, 2019, the Board of Directors declared a dividend on the Series B Preferred Stock of all outstanding and cumulative dividends through December 31, 2019. The total dividends of $11,000 were paid as of December 31, 2019. On December 18, 2018, the Board of Directors declared a dividend on the Series B Preferred Stock of all outstanding and cumulative dividends through December 31, 2018. The total dividends of $11,000 were paid as of December 31, 2019. At June 30, 2020 and 2019, there were 59,065 Series B preferred shares outstanding and cumulative dividends in arrears were $5,000.

Warrants

During the year ended June 30, 2020 the Company did not issue any warrants.

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

During the year ended June 30, 2018, the Company issued warrants as share-based compensation for third party services, principally marketing. The weighted average fair value of warrants issued and the key assumptions used in the Black-Scholes valuation model to calculate the fair value, are as follows:

Weighted average fair value		$0.41
Warrants issued		500,000
Exercise price	$0.01	to	$0.54
Expected term (in years)	2	to	3
Risk-free rate	1.62%	to	2.55%
Volatility	60%	-	82%

The following table summarizes the activity of all stock warrants and weighted average exercise prices.

	Warrants	Price (a)
Balance at June 30, 2017	-	-
Warrants issued	500,000	0.28
Warrants exercised	(250,000)	0.01
Balance at June 30, 2018	250,000	$0.54
Warrants Issued	5,830,000	0.76
Balance at June 30, 2019	6,080,000	$0.75
Balance at June 30, 2020	6,080,000	$0.75

(a)	Weighted average exercise price per share.

As of June 30, 2020, the Company had 6,080,000 common warrants outstanding exercisable on or before January 11, 2024 with a weighted average remaining contractual life of 3.37 years.

11.	Income Taxes

Due to net losses, the Company did not record an income tax provision or benefit for the years ending June 30, 2020, 2019 and 2018.

The significant deferred tax components using a federal income tax rate of 21% for the years ended June 30, 2020 and 2019 are as follows (in thousands):

	As of June 30,
	2020	2019
Fixed assets	$124	$204
Share-based compensation	682	578
Other accruals	37	27
Asset retirement obligation	121	130
Research credit carryforwards	218	96
Other	6	6
Net operating loss carryforwards	15,799	15,207
Total deferred tax assets	16,987	16,248
Valuation allowance	(16,987)	(16,248)
Total	$-	$-

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to 100% of the net deferred tax asset has been recorded at both June 30, 2020 and 2019.

The Company has federal net operating loss carryforwards of approximately $67.5 million on June 30, 2020 that can be used to offset future regular taxable income. These net operating loss carryforwards expire at various times through the years 2025 to 2038. Additionally, the Company has federal net operating loss carryforwards of approximately $7.7 million on June 30, 2020 that can be used to offset future regular taxable income that do not have an expiration date.

The Company has a research credit carryforward of approximately $0.2 million on June 30, 2020 that expire at various times through the years 2037 to 2040.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "Cares Act") was enacted. The CARES Act changed net loss carryforward and back provisions and the business interest expense limitation. The Company has evaluated the impact of the CARES Act and determined that none of the changes would result in a material cash benefit to the Company.

The Company’s statutory rate reconciliation is as follows (in thousands):

	For the year ended June 30,
	2020	2019	2018
U.S. federal statutory income tax rate	21%	21%	28%
Expected income tax benefit	$(724)	$(1,080)	$(1,878)
Meals and entertainment	8	12	21
Non-deductible penalties	24	18	4
Impact on the change in income tax rate	-	-	9,556
Change in estimate	(58)	(178)	-
Research credit	11	-	-
Change in valuation allowance	739	1,228	(7,703)
Income tax expense (benefit)	$-	$-	$-

The Company has reviewed the tax positions taken and concluded that it does not have to book a liability for uncertain tax positions.

Currently, tax years 2018-2020 remain open for examination by United States taxing authorities. Net operating losses prior to 2018 could be adjusted during an examination of open years.

12.	401(k) and Profit Sharing Plan

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

13.	Distribution Agreements

On July 14, 2017, the Company entered into an agreement with a new distributor in Russia that provides for the ability to sell the entire product line in the Russian Federation. The agreement had a one-year initial term with two additional one-year terms which automatically renew unless either party invokes their right to terminate earlier under the provisions of the agreement. The agreement was automatically renewed through July 2020. On September 22, 2020, the Company entered into an agreement with the same distributor. The agreement has a one-year initial term with two additional one-year terms which automatically renew unless either party invoke their right to terminate earlier under the provisions of the agreement. In fiscal year 2020, the Company entered into a three-year agreement with a distributor in India that provides for the ability to sell Cesium-131 brachytherapy seeds in different configurations within India. The Company and the distributor for Italy and Switzerland executed the distribution agreement on August 1, 2016. The agreement has a one-year initial term with two additional one-year terms which automatically renew unless either party invoke their right to terminate earlier under the provisions of the agreement. The agreement expired on August 1, 2019 and was not renewed. As the Company elected to not renew its CE mark in fiscal 2019, distribution will be limited to those countries outside the European Union.

14.	Commitments and Contingencies

Royalty Agreement for Invention and Patent Application

A former employee and stockholder of the Company previously assigned his rights, title and interest in an invention to Isoray Products LLC (a predecessor company) in exchange for a royalty equal to 1% of the Gross Profit, as defined, from the sale of “seeds” incorporating the technology. The patent and associated royalty obligations were transferred to the Company in connection with the merger transaction.

The Company must also pay a royalty of 2% of Gross Sales, as defined, for any sub-assignments of the aforesaid patented process to any third parties. The royalty agreement remained in force until the expiration of the patents on the assigned technology. The patent expired in April 2019 and no royalties were paid on sales after the expiration of the patent.

During fiscal years 2020, 2019 and 2018, the Company recorded royalty expenses of $0, $33,000, and $27,000, respectively.

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

Isotope Purchase Agreement

In December 2015, the Company completed negotiations with The Open Joint Stock Company (located in Russia) for the purchase of Cesium-131 manufactured by the Institute of Nuclear Materials. The purchase agreement provided the Company with one year’s supply of Cesium-131. The original agreement was due to expire on March 31, 2017, but in December 2016 an addendum was signed extending it until December 31, 2017. On October 23, 2017, the Company, together with The Open Joint Stock Company, signed an addendum to the contract to include Cesium-131 manufactured at RIAR and extending it until December 31, 2018. On December 24, 2018, an addendum was signed extending the term of the supply contract through December 31, 2019 and modifying the volume of additional shipments of Cesium-131. Under the addendum, current pricing and volumes for Cesium-131 purchases remained in place until May 31, 2019. On July 11, 2019, another addendum was signed extending the pricing terms until August 4, 2019. On July 30, 2019, a new supply contract was signed with The Open Joint Stock Company for a term of August 2019 to December 2020 as the Company had purchased the maximum amount of Cesium-131 permitted under the prior agreement. On August 6, 2019, an addendum was signed adding a manufacturer of Cesium-131. On August 14, 2020, another addendum was signed modifying the volume of additional shipments of Cesium-131. On August 26, 2020, a new supply contract was signed with The Open Joint Stock Company for a term of August 2020 to December 2021 as the Company had purchased the maximum amount of Cesium-131 permitted under the prior agreement.

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

Gross costs incurred in connection with the collaboration agreement during fiscal years 2020, 2019 and 2018 were $0, $266,000 and $769,000, respectively. As of June 30, 2020 and 2019, the Company had no receivable balance related to this CDA.

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

15.	Concentrations of Credit and Other Risks

The Company’s financial instruments that were exposed to concentrations of credit risk consist primarily of cash and cash equivalents, U.S. Treasury securities, and accounts receivable.

The Company’s cash and cash equivalents were maintained with high-quality financial institutions at June 30, 2020 and 2019, respectively. At June 30, 2020 and 2019, respectively, all cash balances were guaranteed by the Federal Deposit Insurance Corporation (FDIC) and all cash equivalents consisted of U.S. Treasury securities.

The Company routinely assesses the financial strength of its customers and provides an allowance for doubtful accounts as necessary. At both June 30, 2020 and 2019, the allowance was approximately $26,000.

Inventories

Most components used in the Company’s product are purchased from outside sources. Certain components are purchased from single suppliers. The failure of any such supplier to meet its commitment on schedule could have a material adverse effect on the Company’s business, operating results and financial condition. If a sole-source supplier were to go out of business or otherwise become unable to meet its supply commitments, the process of locating and qualifying alternate sources could require up to several months, during which time the Company’s production could be delayed. Such delays could have a material adverse effect on the Company’s business, operating results and financial condition. Sanctions placed on financial transactions with Russian banking institutions may interfere with the Company’s ability to transact business in Russia on a temporary or other basis resulting in an interruption of the Cesium-131 supply which could have a material adverse effect on the Company’s business, operating results and financial condition.

16.	Quarterly Financial Data (unaudited)

The following table provides the selected quarterly financial data for fiscal years 2020 and 2019 (dollars and shares in thousands, except for per share amounts):

	Quarters ended
	September 30,	December 31,	March 31,	June 30,
	2019	2019	2020	2020
Net revenue	$2,315	$2,206	$2,880	$2,279
Gross profit	$1,236	$1,111	$1,706	$1,071
Net loss	$(816)	$(897)	$(545)	$(1,188)
Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Shares used in basic and diluted per share calculation	67,388	67,388	67,558	68,075

	Quarters ended
	September 30,	December 31,	March 31,	June 30,
	2018	2018	2019	2019
Net revenue	$1,562	$1,904	$1,924	$1,924
Gross profit/(loss)	$524	$765	$879	$879
Net loss	$(1,508)	$(1,414)	$(1,127)	$(1,095)
Net loss per share – basic and diluted	$(0.02)	$(0.02)	$(0.02)	$(0.02)
Shares used in basic and diluted per share calculation	66,147	67,331	67,333	67,357

1.	Due to rounding, the total of the individual quarters and the year-end calculation on the Consolidated Statement of Operations may be different.

17.	Contracts with Customers

We routinely enter into agreements with customers that include general commercial terms and conditions, notification requirements for price increases, shipping terms, and in most cases, prices for the products that we offer. However, these agreements do not obligate us to provide goods to the customer and there is no consideration promised to us at the onset of these arrangements. For customers without separate agreements, we have a standard list price established for all products and our invoices contain standard terms and conditions that are applicable to those customers where a separate agreement is not controlling. Our performance obligations are established when a customer submits a purchase order or e-mail notification (in writing or electronically) for goods, and we accept the order. We identify performance obligations as the sale of our products and services as requested from our customers. We generally recognize revenue upon the satisfaction of these criteria when control of the product has been transferred to the customer at which time we have an unconditional right to receive payment. Our prices are fixed and are not affected by contingent events that could impact the transaction price. We do not offer price concessions and do not accept payment that is less than the price stated when we accept the purchase order, except in rare credit related circumstances. We do not have any material performance obligations where we are acting as an agent for another entity.

Revenues for all products are typically recognized at the time the product is shipped, at which time the title passes to the customer, and there are no further performance obligations.

Sources of Revenue

We have identified the following revenues disaggregated by revenue source:

1.	Domestic – direct sales of products and services.

2.	International – direct sales of products and services.

During the fiscal years 2020, 2019 and 2018, the Company had revenue from both sources. International revenues in all periods was immaterial. For the fiscal year 2020, prostate brachytherapy comprised 86% of our revenue while other revenue comprised 14% compared to 89% and 11%, respectively, in the fiscal year 2019 and 86% and 14%, respectively, in the fiscal year 2018.

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

Concentration of Customers

One group of customers, facilities or physician practices has revenues that aggregate to greater than 10% of total Company sales. This group of facilities individually do not aggregate to more than 10% of total Company sales. They are serviced by the same physician group, one of whom is our Medical Director:

	Year ended June 30,
Facility	2020 % of total revenue	2019 % of total revenue	2018 % of total revenue
El Camino, Los Gatos, & other facilities	26.8%	22.1%	24.2%

ITEM 16 – FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 24, 2020

ISORAY, INC., a Delaware corporation

By /s/ Lori A. Woods
Lori A. Woods, Chief Executive Officer, Director

By /s/ Jonathan Hunt
Jonathan Hunt, Chief Financial Officer,
Co-Principal Financial Officer

By /s/ Mark J. Austin
Mark J. Austin, Controller,
Co-Principal Financial and Principal Accounting Officer, Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 24, 2020

/s/ Lori A. Woods
Lori A. Woods, Chief Executive Officer, Director

/s/ Jonathan Hunt
Jonathan Hunt, Chief Financial Officer,
Co-Principal Financial Officer

/s/ Mark J. Austin
Mark J. Austin, Controller,
Co-Principal Financial and Principal Accounting Officer, Corporate Secretary

/s/ Michael McCormick
Michael McCormick, Chairman

/s/ Alan Hoffmann
Alan Hoffmann, Director

/s/ Philip Vitale
Philip Vitale, Director