Form 10-Q
period 2020-09-30
Isoray, Inc.
filed 2020-11-13
CIK 728387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class	Outstanding as of November 11, 2020
Common stock, $0.001 par value	87,226,074

i

ISORAY, INC.

ii

Isoray, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(In thousands, except shares)

	September 30,	June 30,
	2020	2020
ASSETS
Current assets:
Cash and cash equivalents	$1,940	$2,392
Accounts receivable, net	1,758	2,044
Inventory	641	645
Prepaid expenses and other current assets	407	426

Total current assets	4,746	5,507

Property and equipment, net	1,814	1,735
Right of use asset, net	951	1,001
Restricted cash	182	181
Inventory, non-current	204	137
Other assets, net	128	138

Total assets	$8,025	$8,699

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$758	$654
Lease liability	241	236
Accrued protocol expense	91	35
Accrued radioactive waste disposal	100	94
Accrued payroll and related taxes	110	352
Accrued vacation	222	204

Total current liabilities	1,522	1,575
Non-current liabilities:
Lease liability, non-current	715	769
Accrued payroll and related taxes, non-current	108	55
Asset retirement obligation	585	577

Total liabilities	2,930	2,976
Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, $.001 par value; 7,000,000 shares authorized: Series B: 5,000,000 shares allocated; 59,065 shares issued and outstanding	-	-
Common stock, $.001 par value; 200,000,000 shares authorized; 68,897,779 and 68,897,779 shares issued and outstanding	69	69
Additional paid-in capital	93,677	93,592
Accumulated deficit	(88,651)	(87,938)

Total stockholders' equity	5,095	5,723

Total liabilities and stockholders' equity	$8,025	$8,699

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(Dollars and shares in thousands, except for per-share amounts)

	Quarter ended September 30,
	2020	2019

Sales, net	$2,384	$2,315
Cost of sales	1,138	1,079
Gross profit	1,246	1,236

Operating expenses:
Research and development	312	233
Sales and marketing	581	815
General and administrative	1,067	1,097
Gain on change in estimate of asset retirement obligation (Note 10)	-	(73)
Total operating expenses	1,960	2,072

Operating loss	(714)	(836)

Non-operating income:
Interest income, net	1	20
Non-operating income, net	1	20

Net loss	(713)	(816)
Preferred stock dividends	(3)	(3)

Net loss applicable to common stockholders	(716)	(819)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average shares used in computing net loss per share:
Basic and diluted	68,898	67,388

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Quarter ended September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(713)	$(816)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	34	38
Amortization of other assets	10	11
Accretion of asset retirement obligation	8	7
Gain on change in estimate of asset retirement obligation	-	(73)
Share-based compensation	85	91
Changes in operating assets and liabilities:
Accounts receivable, gross	286	(367)
Inventory	(63)	39
Prepaid expenses and other current assets	18	97
Accounts payable and accrued expenses	106	301
Accrued protocol expense	56	(108)
Accrued radioactive waste disposal	6	9
Accrued payroll and related taxes	(189)	105
Accrued vacation	18	13

Net cash used by operating activities	(338)	(653)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(113)	(98)

Net cash used by investing activities	(113)	(98)

Net decrease in cash, cash equivalents, and restricted cash	(451)	(751)
Cash, cash equivalents, and restricted cash beginning of quarter	2,573	5,507
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH END OF QUARTER	$2,122	$4,756

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$1,940	$4,575
Restricted cash	182	181
Total cash, cash equivalents, and restricted cash shown on the consolidated statements of cashflows	$2,122	$4,756

Non-cash investing and financing activities:
Recognition of operating lease liability and right of use asset	$-	$1,228

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
(In thousands, except shares)

	Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances at June 30, 2019	59,065	$-	67,388,047	$67	$92,105	$(84,492)	$7,680

Share-based compensation					91		91
Net loss						(816)	(816)

Balances at September 30, 2019	59,065	$-	67,331,147	$67	$92,196	$(85,308)	$6,955

	Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances at June 30, 2020	59,065	$-	68,897,779	$69	$93,592	$(87,938)	$5,723

Share-based compensation					85		85
Net loss						(713)	(713)

Balances at September 30, 2020	59,065	$-	68,897,779	$69	$93,677	$(88,651)	$5,095

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc.

Notes to the Unaudited Consolidated Financial Statements

For the quarter ended September 30, 2020 and 2019

1.	Basis of Presentation

The accompanying unaudited interim consolidated financial statements are those of Isoray, Inc., and its wholly-owned subsidiaries, referred to herein as “Isoray” or the “Company”. All significant intercompany accounts and transactions have been eliminated in the consolidation. In the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial statements have been included. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes as set forth in the Company’s annual report filed on Form 10-K for the year ended June 30, 2020.

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

Certain prior period amounts have been reclassified to conform to the current period’s presentation. The results of operations for the periods presented may not be indicative of those which may be expected for a full year. The Company anticipates that as the result of continuing operating losses and the significant net operating losses available from prior fiscal years, its effective income tax rate for fiscal year 2021 will be 0%.

2.	New Accounting Standards

Accounting Standards Updates Adopted

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606, which, among other things, provides guidance on how to assess whether certain collaborative arrangement transactions should be accounted for under Topic 606. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The ASU became effective for, and was adopted by, the Company in the first quarter of the fiscal year ending June 30, 2021. The standard was adopted on July 1, 2020 and had no effect on the consolidated financial statements.

Accounting Standards Updates to Become Effective in Future Periods

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

Basic and diluted earnings (loss) per share are calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. At September 30, 2020 and 2019, the calculation of diluted weighted average shares did not include convertible preferred stock, common stock warrants, or options that are potentially convertible into common stock, as those would be antidilutive due to the Company’s net loss position.

Securities not considered in the calculation of diluted weighted average shares, but that could be dilutive in the future as of September 30, 2020 and 2019, were as follows (in thousands):

	September 30,
	2020	2019
Series B preferred stock	59	59
Common stock warrants	6,080	6,080
Common stock options	5,533	4,621
Total potential dilutive securities	11,672	10,760

4.	Inventory

Inventory consisted of the following at September 30, 2020 and June 30, 2020 (in thousands):

	September 30,	June 30,
	2020	2020
Raw materials	$381	$401
Work in process	240	221
Finished goods	20	23
Total inventory, current	$641	$645

	September 30,	June 30,
	2020	2020
Enriched barium, non-current	$117	$117
Raw materials, non-current	87	20
Total inventory, non-current	$204	$137

Inventory, non-current represents raw materials that were ordered in quantities to obtain volume cost discounts which based on current and anticipated sales volumes will not be consumed within an operating cycle. On August 25, 2017, the Company entered into a Consignment Agreement and related Services Agreement with MedikorPharma-Ural LLC to begin utilizing our enriched barium-130 carbonate inventory. The Company anticipates obtaining enough Cesium-131 under this arrangement to obtain approximately 4,000 curies of Cesium-131. During the three months ended September 30, 2020, the Company did not obtain any curies under this agreement. At September 30, 2020, the Company estimates that the remaining enriched barium will result in 894 curies; approximately 62 of which will be obtained in the next twelve months and 832 will be obtained after September 30, 2021. There is no assurance as to whether the agreement will be terminated before this full amount is obtained and other supply sources are used, nor is there assurance that the third-party reactor which relies on this Consignment Agreement will be used by the Cesium-131 supplier under contract with the Company.

5.	Property and Equipment

Property and equipment consisted of the following at September 30, 2020 and June 30, 2020 (in thousands):

	September 30,	June 30,
	2020	2020
Land	$366	$366
Equipment	3,941	3,872
Leasehold improvements	4,143	4,143
Other[1]	916	871
Property and equipment	9,366	9,252
Less accumulated depreciation	(7,552)	(7,517)
Property and equipment, net	$1,814	$1,735

1 Plant and equipment, not placed in service are items that meet the capitalization threshold or which management believes will meet the threshold at the time of completion and which have yet to be placed into service as of the date of the balance sheet, and therefore, no depreciation expense has been recognized. Also included at September 30, 2020 and June 30, 2020 are costs associated with advance planning and design work on the Company’s new production facility of approximately $207,000. The advance planning and design work was primarily incurred in fiscal year 2017. The new production facility is currently on hold as the Company has sufficient production capacity to meet future demands and while the Company focuses its resources on revenue growth. It is anticipated that the Company will continue work on the new production facility in the next four to five years.

6.	Share-Based Compensation

The following table presents the share-based compensation expense recognized during the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months ended September 30,
	2020	2019
Cost of product sales	$2	$8
Research and development expenses	12	19
Sales and marketing expenses	18	25
General and administrative expenses	53	39
Total share-based compensation	$85	$91

As of September 30, 2020, total unrecognized compensation expense related to stock-based options was approximately $585,000 and the related weighted-average period over which it is expected to be recognized is approximately 1.15 years.

A summary of stock options within the Company’s share-based compensation plans as of September 30, 2020 was as follows (in thousands except for exercise prices and terms):

			Weighted
		Weighted	Average
	Number of	Exercise	Contractual	Intrinsic
As of September 30, 2020	Options	Price	Term (Years)	Value
Outstanding	5,533	$0.62	7.62	$274
Vested and expected to vest	5,533	$0.62	7.62	$274
Vested and exercisable	3,732	$0.66	6.89	$164

There were no stock options exercised during the three months ended September 30, 2020 and 2019, respectively. The Company’s current policy is to issue new shares to satisfy stock option exercises.

There were 40,000 and 10,000 option awards granted with a fair value of approximately $18,000 and $3,000 during the three months ended September 30, 2020 and 2019, respectively.

There were 2,000 and 8,250 stock option awards which expired during the three months ended September 30, 2020 and 2019, respectively.

There were 2,500 and 26,250 stock option awards forfeited during the three months ended September 30, 2020 and 2019, respectively.

7.	Commitments and Contingencies

Isotope Purchase Agreement

In December 2015, the Company completed negotiations with The Open Joint Stock Company (located in Russia) for the purchase of Cesium-131 manufactured by the Institute of Nuclear Materials. The purchase agreement provided the Company with one year’s supply of Cesium-131. The original agreement was due to expire on March 31, 2017, but in December 2016 an addendum was signed extending it until December 31, 2017. On October 23, 2017, the Company, together with The Open Joint Stock Company, signed an addendum to the contract to include Cesium-131 manufactured at RIAR and extending it until December 31, 2018. On December 24, 2018, an addendum was signed extending the term of the supply contract through December 31, 2019 and modifying the volume of additional shipments of Cesium-131. Under the addendum, current pricing and volumes for Cesium-131 purchases remained in place until May 31, 2019. On July 11, 2019, another addendum was signed extending the pricing terms until August 4, 2019. On July 30, 2019, a new supply contract was signed with The Open Joint Stock Company for a term of August 2019 to December 2020 as the Company had purchased the maximum amount of Cesium-131 permitted under the prior agreement. On August 6, 2019, an addendum was signed adding RIAR as another reactor to manufacture Cesium-131. On August 14, 2020, another addendum was signed modifying the volume of additional shipments of Cesium-131. On August 26, 2020, a new supply contract was signed with The Open Joint Stock Company for a term of August 2020 to December 2021 as the Company had purchased the maximum amount of Cesium-131 permitted under the prior agreement.

8.	Leases

The Company maintains a production facility located at Applied Process Engineering Laboratory (APEL) in Richland, Washington. The APEL facility became operational in September 2007. The production facility has over 15,000 square feet and includes space for isotope separation, seed production, order dispensing, a clean room for assembly of our product offerings, and a dedicated shipping area. In 2015, the Company entered into a modification to the production facility lease that modified the requirement to return the facility to ground at the time of exit at Company discretion and exercised an extension in 2017 to increase the lease term to April 30, 2021, and reduced the required notice to terminate the lease early from twelve months to six months. In July 2019, the Company entered into another modification of the production facility lease that extends the term to April 20, 2026 and provides for an eighteen month termination notice with an early termination penalty of up to $40,000 which decreases in the future beginning May 1, 2022. Effective August 2020, the Company entered into a lease with APEL for 540 square feet of storage space.

Upon the adoption of Topic 842 on July 1, 2019, the Company recognized a right-of-use asset and lease liability of approximately $1.2 million. In determining the amount of the right-of-use asset and lease liability, we assumed the termination of the lease in April 2024 and incurring a termination penalty of $20,000. As of the date of adoption, a right of use asset and a corresponding lease liability of approximately $1.2 million were recognized on the balance sheet based upon the present value of the future base payments discounted at a 6% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit discount rate. Due to the August 2020 lease, the Company increased the right-of-use asset and the lease liability by approximately $8,000 during the three months ended September 30, 2020. The weighted average remaining term and discount rate as of September 30, 2020 was 4.5 years and 6%, respectively.

For the three months ended September 30, 2020 and 2019 our operating lease expense was approximately $73,000 and $73,000 respectively, and is recognized in the statement of operations in cost of sales and general and administrative expenses.

The following table presents the future operating lease payments and lease liability included on the condensed balance sheet related to the Company’s operating lease as of September 30, 2020 (in thousands):

Year Ending June 30,
2021 (remaining 9 months)	219
2022	292
2023	292
2024	264
Total	1,067
Less: imputed interest	(111)
Total lease liability	956
Less current portion	(241)
Non-current lease liability	$715

Asset Retirement Obligation

The Company has an asset retirement obligation (ARO) associated with the facility it currently leases. In connection with the lease modification executed in July 2019, the ARO changed as follows (in thousands):

	Three months ended September 30,
	2020	2019
Beginning balance	$577	$621
Accretion of discount	8	7
Gain on change in ARO estimate due to lease modification	-	(73)
Ending Balance	$585	$555

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

9.	Stockholders’ Equity

On March 31, 2020, the Company entered into an Equity Distribution Agreement (the “Agreement”) with Oppenheimer & Co., Inc. (“Oppenheimer”). The common stock sold pursuant to the Agreement was distributed at the market prices prevailing at the time of sale. The Agreement provided that Oppenheimer will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold plus reimbursement of certain expenses. Net proceeds from the sale of the Shares will be used for general corporate purposes. During the three months ended September 30, 2020, the Company sold no shares under the distribution agreement. As of September 30, 2020, the Company had sold an aggregate of 1,247,232 shares under the distribution agreement at an average price of approximately $0.738 per common share for gross proceeds of approximately $920,000 and net proceeds of approximately $874,000.

10.	Contracts with Customers

We routinely enter into agreements with customers that include general commercial terms and conditions, notification requirements for price increases, shipping terms, and in most cases, prices for the products that we offer. However, these agreements do not obligate us to provide goods to the customer and there is no consideration promised to us at the onset of these arrangements. For customers without separate agreements, we have a standard list price established for all products and our invoices contain standard terms and conditions that are applicable to those customers where a separate agreement is not controlling. Our performance obligations are established when a customer submits a purchase order or e-mail notification (in writing or electronically) for goods, and we accept the order. We identify performance obligations as the sale of our products and professional services as requested from our customers. We generally recognize revenue upon the satisfaction of these criteria when control of the product has been transferred to the customer at which time we have an unconditional right to receive payment or as we provide professional services which are based on our actual time provided. Our prices are fixed and are not affected by contingent events that could impact the transaction price. We do not offer price concessions and do not accept payment that is less than the price stated when we accept the purchase order, except in rare credit related circumstances. We do not have any material performance obligations where we are acting as an agent for another entity.

Revenues for all products are typically recognized at the time the product is shipped, at which time the title passes to the customer, and there are no further performance obligations.

Sources of Revenue

We have identified the following revenues disaggregated by revenue source:

1.	Domestic – direct sales of products and services.

2.	International – direct sales of products and services.

During the three months ended September 30, 2020 and 2019 the Company had nominal, and no international revenue respectively. For the three months ended September 30, 2020, prostate brachytherapy comprised 81% of our revenue while other revenue comprised 19% compared to 90% and 10%, respectively, in the three months ended September 30, 2019.

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

Concentration of Customers

One group of customers, facilities or physician practices has revenues that aggregate to greater than 10% of total Company sales. This group of facilities individually do not aggregate to more than 10% of total Company sales. They are serviced by the same physician group, one of whom is our Medical Director:

	Three Months Ended September 30,
Facility	2020 % of total revenue	2019 % of total revenue
El Camino, Los Gatos, & other facilities	25.68%	23.64%

11.	Subsequent Events

On October 19, 2020, the Company terminated its Equity Distribution Agreement with Oppenheimer & Co., Inc. to sell common stock at the market prices prevailing at the time of sale, effective on the same date.

On October 22, 2020, the Company sold 18,269,230 shares of its common stock at a price of $0.52 per share, for aggregate gross proceeds of $9,500,000, pursuant to the registration statement on Form S-3 that became effective on February 4, 2020. The Company intends to use the net proceeds from the offering, estimated at approximately $8,660,000, to fund operations, research and development efforts, potential future acquisitions of complementary businesses or technologies, sales and marketing initiatives, and for general corporate purposes, including general and administrative expenses, capital expenditures, and for general working capital purposes. Additionally, the Company issued to the purchasers warrants to purchase up to 9,134,615 shares of common stock. The warrants have an exercise price of $0.57 per share common stock, are exercisable immediately, and expire five years from the date of issuance. If exercised for cash, future exercises of these warrants will provide additional capital to the Company. Additionally, the 59,065 shares of Series B preferred stock automatically converted into 59,065 shares of common stock as a result of this offering. As a result of this recent capital raise, the Company does not anticipate the need to finance its operations for the next fiscal year from additional capital raises.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, inventories, accrued liabilities, derivative liabilities and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s annual report on Form 10-K as filed with the SEC on September 25, 2020 are those that depend most heavily on these judgments and estimates. As of September 30, 2020 there had been no material changes to any of the critical accounting policies contained therein.

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

The Company has distribution agreements outside of the United States. These distributors are responsible for obtaining regulatory clearance to sell the Company’s products in their territories, with the support of the Company. As of the date of this Report, the Company has distributors in the Russian Federation, Peru and India with nominal reported revenues in these locations during the three months ended September 30, 2020.

The Company has a supply agreement with The Open Joint Stock Company <<Isotope>>, a Russian company, for the supply of Cesium-131 for a term of August 2020 to December 2021. Our source of supply of Cesium-131 from Russia is historically produced using one of two nuclear reactors which supply the irradiation needed for Cesium-131 production. One of the Russian nuclear reactors was shut down from December 2017 until August 2018, and the other Russian nuclear reactor shut down in August 2019 and continues to be shut down in 2020 for an indeterminate period. As a result of these scheduled shutdowns only one of the Company's historic Russian suppliers of Cesium-131 is available during these periods. The Company also has a consignment inventory agreement with MedikorPharma-Ural LLC (“Medikor”) to process the Company’s enriched barium at another nuclear reactor in Russia. The term of this consignment agreement began in November 2017 and is for 10 years.

The Company continues to explore how our proprietary isotope may be effective in the treatment of additional cancers. We recently entered into a research grant agreement with a leading cancer center to study the treatment of metastatic melanoma. In this immuno-oncology study, Cesium-131 will be used in combination with an immune checkpoint inhibitor. Metastatic melanoma is the most virulent form of skin cancer, often spreading to lymph nodes, the lungs, liver, brain, and tissue under the skin. This study follows our recently announced agreement with the University of Cincinnati to study the combination of Cesium-131 with the immunotherapy drug Keytruda® in recurrent head and neck cancers.

The Company recently filed a provisional patent application for a device designed to achieve directional dosing using our Cesium-131 seeds. This device is a bed that holds the Cesium-131 seeds to focus the radiation to a specific treatment area. The device is fixed to a directional mesh that can be used to treat pancreatic cancers as well as retroperitoneal sarcomas. We see unidirectional brachytherapy utilizing Cesium-131 as a highly attractive potential therapy for advanced abdominal cancers as well. In this practical application, the device would be aimed at cancers of the abdomen that invade the abdominal wall and pelvic floor, such as advanced cancers of the colon and rectum and advanced GYN cancers such as ovarian and uterine cancers. The directional dosing device will likely be used initially with the recurrent cancers mentioned above, where external beam radiation therapy has previously been administered.

Results of Operations

Three months ended September 30, 2020 and 2019 (in thousands):

	Three months ended September 30,
	2020		2019		2020 - 2019
	Amount	% (a)	Amount	% (a)	% Change
Sales, net	$2,384	100	$2,315	100	3
Cost of sales	1,138	48	1,079	47	5
Gross profit	1,246	52	1,236	53	1

Operating expenses:
Research and development expenses	312	13	233	10	34
Sales and marketing expenses	581	24	815	35	(29)
General and administrative expenses	1,067	45	1,097	47	(3)
Gain on change in estimate of asset retirement obligation (Note 10)	-	-	(73)	(3)	(100)

Total operating expenses	1,960	82	2,072	89	(5)
Operating loss	$(714)	(30)	$(836)	(36)	(15)

(a)	Expressed as a percentage of sales, net

Sales

Sales, net for the three months ended September 30, 2020 increased 3% compared to the three months ended September 30, 2019. The Company’s sales personnel continued to bring on new accounts while also working with existing customers to increase their order volumes. The Blu Build™ loader also helped to increase revenues during the three months ended September 30, 2020.

The sales breakdown between prostate and non-prostate applications is set forth below.

	Three months ended September 30,
	2020		2019		2020 - 2019
	Amount	% (a)	Amount	% (a)	% Change
Prostate brachytherapy	$1,890	79	$2,073	90	(9)
Other sales	494	21	242	10	104
Sales, net	2,384	100	2,315	100	3

(a)    Expressed as a percentage of sales, net

Prostate Brachytherapy

Prostate sales decreased by approximately 9% during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. We believe that due to stay-at-home orders in various states and hospitals’ focus on COVID-19, patients’ brachytherapy procedures were either delayed or cancelled. This led to a decrease in sales for prostate treatments during the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019. The decrease in sales volume was partially offset by a price increase that occurred in January 2020. Also during the three months ended September 30, 2020, the Blu Build™ loader was launched into full market release resulting in increased revenue compared to the three months ended September 30, 2019.

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

Management believes increased pressure to deliver effective healthcare in both terms of outcome and cost drove treatment options, and accordingly drove the Company’s prostate revenues, during the three months ended September 30, 2020.

Other Sales

Other sales includes, but is not limited to, brain, lung, head/neck, gynecological treatments, and services. Other sales, net increased by 104% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The main driver of this growth was increased treatments for brain cancer including GammaTile™. Initial applications for these other brachytherapy treatments are primarily used in recurrent cancer treatments or salvage cases that are generally difficult to treat aggressive cancers where other treatment options are either ineffective or unavailable.

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

Other brachytherapy treatments, such as brain, lung, and head/neck are typically performed in the in-patient setting using the DRG or diagnostic related groups. DRGs are designed for Medicare and other health insurers to set payment levels for hospital in-patient services. When these other types of brachytherapy are performed in the out-patient setting existing codes for Cesium-131 that are also used for prostate brachytherapy are used to bill for these procedures.

In May 2020, the Centers for Medicare and Medicaid Services (CMS) approved 64 ICD-10-PCS billing codes used for reimbursement of Cesium-131 for the hospital in-patient DRG setting. The codes allow hospitals to bill Medicare and other health insurers for specific surgical procedures that would benefit from the addition of Cesium-131.

The 64 ICD-10-PCS codes are important for the growing surgical applications of Cesium-131 in treating a significant range of hard to treat cancers including brain, lung, head and neck, abdominal, gynecological, pelvic, and colorectal cancers. The new codes took effect on October 1, 2020 and management believes they will provide greater impetus for usage as now CMS will be able to track the additional cost of the Cesium-131 seed itself and be able to reimburse the hospital through the DRG payment system for this additional costs when an in-patient brachytherapy procedure is performed. Isoray believes that additional clinical data and these new billing codes will begin to build a compelling argument to support reimbursement and increased adoption of the procedures; however, any growth will be inconsistent in the near term.

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

GammaTile™ Therapy was originally cleared for treating recurrent brain cancers. GT Med Tech filed a 510k with the FDA on an expanded indication of GammaTile™ Therapy to include treatment of newly diagnosed brain tumors with an application of Cesium-131. On January 27, 2020, GT Med Tech announced that it had received clearance from the FDA for an expanded indication that will allow patients of newly diagnosed malignant brain tumors to be treated by GammaTile™ Therapy. For the three months ended September 30, 2020, total revenues from sales to GT Med Tech were less than ten percent (10%) of sales. Sales to GT Med Tech for the three months ended September 30, 2019 were nominal. GT Med Tech has indicated it intends to increase sales and marketing efforts during the Company’s fiscal year 2021, but there is no assurance that this will occur.

Cost of sales

Cost of sales consists primarily of the costs of manufacturing and distributing the Company’s products.

Contributing to the slight increase in the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019 were small increases in isotope costs as well as in labor. Higher freight costs for isotope were due to the use of cargo flights rather than passenger flights to transport the isotope from Russia to our facility. In addition, due to lower than anticipated sales volumes we had excess isotope on hand which went unused. Labor costs increased slightly mainly due to annual merit increases for production personnel.

Gross Profit

Contributing to the three months ended September 30, 2020 and 2019 gross profit had a slight increase due to a slight increase in sales partially offset by small increases in isotope costs due to higher freight costs and payroll due to annual merit increases.

Research and development

Total research and development expense increased 34% as compared to the quarter ended September 30, 2019.

Research and development consists primarily of employee and third party costs related to research and development activities.

Contributing to the quarters ended September 30, 2020 and 2019 research and development comparison was an increase in protocol expense primarily relating to new research agreements as well as during the quarter ended September 30, 2019 the Company mutually-agreed to terminate a grant agreement which resulted in a reversal of the accrual which was not repeated during the quarter ended September 30, 2020. This increase was offset by a reduction in investment in the development of the Blu Build™ delivery system for real-time prostate brachytherapy.

Management believes that research and development expenses will continue at this level as we do not anticipate accrual reversals in the future and we continue to explore for new projects and collaborations.

Sales and marketing expenses

Sales and marketing expenses consist primarily of the costs related to the internal and external activities of the Company’s sales, marketing and customer service functions of the Company. As the Company increasingly focuses on improving sales, the cost associated with marketing and additional staffing continues to increase.

Contributing to the quarters ended September 30, 2020 and 2019 comparison was a decrease in travel and tradeshow costs due to COVID-19 restrictions. Incentive compensation decreased for the quarter ended September 30, 2020 in connection with less growth in revenue.

General and administrative expenses

General and administrative expenses consist primarily of the costs related to the executive, human resources/training, quality assurance/regulatory affairs, finance, and information technology functions of the Company.

Contributing to the quarters ended September 30, 2020 and 2019 comparison were decreased travel costs due to COVID-19 restrictions as well as decreased employee hiring costs, partially offset by increased director and officer insurance expense.

Impact of COVID-19

From the onset of the COVID-19 global health pandemic we have been proactive in implementing plans to ensure the health and well-being of our employees, while remaining focused on providing uninterrupted product flow to the physicians and patients who count on us. We seamlessly transitioned many employees to work from home and made other adjustments to ensure the continuity of our business through this time. At the beginning of the pandemic, we moved quickly to ensure that our inventory of non-isotope supplies were appropriate in case our supply chain was disrupted. In addition, we set in motion our strategy to maintain a continuous and uninterrupted supply of isotope from our suppliers in Russia including the review and use of alternative freight services due to the cancellation of many international flights.

As COVID-19 began to spread, many states implemented new guidelines in an attempt to mitigate the spread of the virus and to conserve certain medical supplies. Those guidelines led to the cancellation or postponement of elective and non-emergency surgical procedures, including prostate brachytherapy procedures.  During the first quarter of fiscal 2021, although our sales revenues increased 3% compared to the first quarter of fiscal 2020, we were still below the average monthly revenues attained in our third quarter of fiscal 2020 prior to the outset of COVID-19's impact on our operations. We believe this is due to stay-at-home orders and hospitals focused on COVID-19 due to the pandemic resulting in a delay or cancellation of patients scheduled to be seen by physicians. This resulted in fewer or delayed urology referrals for prostate brachytherapy treatment.

As more states gradually lifted restrictions on non-essential surgeries and other activities, we received customer feedback of anticipated increases in implant volumes as patients begin returning from quarantines for office visits and consultations but there is no assurance this will occur or be sustained, particularly with the recent spike in COVID-19 cases in various locations.  In the meantime, we continue to tightly manage our expenses and make fluid adjustments to isotope orders to meet potential increased treatment demands.

Liquidity and capital resources

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company has historically financed its operations through selling equity to investors. During the quarters ended September 30, 2020 and 2019, the Company used existing cash reserves to fund its operations and capital expenditures (in thousands except current ratio):

	Three months
	ended September 30,
	2020	2019
Net cash (used) by operating activities	$(338)	$(653)
Net cash (used) by investing activities	(113)	(98)
Net (decrease) in cash and cash equivalents	$(451)	$(751)

	As of
	September 30, 2020	June 30, 2020
Working capital	$3,224	$3,932
Current ratio	3.12	3.50

Cash flows from operating activities

Net cash used by operating activities in the three months ended September 30, 2020 was primarily due to a net loss of approximately $713,000, net of approximately $137,000 in adjustments for non-cash activity such as depreciation and amortization expense, share-based compensation, and accretion of asset retirement obligation. Changes in operating assets and liabilities provided approximately $238,000 from operating activities; decreases to accounts receivable due to increased collection efforts and prepaid expenses, and increases in accounts payable, accrued protocol expense, accrued vacation, and accrued radioactive waste disposal were partially offset by a decrease in accrued payroll and related taxes and increased inventory purchases.

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

Cash flows from investing activities

Investing activities for the three months ended September 30, 2020 and 2019 respectively, consisted of transactions related to the purchase of fixed assets. Management will continue to invest in technology and machinery that improves and streamlines production processes and to invest in low-risk investment opportunities that safeguard assets and provide greater assurance those resources will be liquid and available for business needs as they arise.

Cash flows from Financing activities

There were no financing activities in the quarter ended September 30, 2020 and 2019 respectively.

Projected fiscal 2021 liquidity and capital resources

Operating activities

Assuming no extraordinary expenses occur (whether operating or capital), if management is successful at implementing its strategy of renewed emphasis on driving the consumer to the prostate market, meets or exceeds its annual growth targets of about twenty-five percent increase in revenue in fiscal 2021 and this annual growth continues, the Company anticipates reaching cash flow break-even in three to four years. The Company missed that target of twenty-five percent increased revenue in the first quarter of fiscal 2021. There is no assurance that targeted sales growth will continue over the next three to four years.

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

During the three months ended September 30, 2020, the Company did not invest in the automation of production processes. Beginning in fiscal 2017 and continuing through September 30, 2020, the Company has invested approximately $1,061,000 in the automation of five production processes, four of which have been placed in service as of the end of September 30, 2020. Management expects to invest approximately $10,000 more over the next three months on the remaining automation projects, but there is no assurance that this amount will not be revised. This investment is designed to allow the Company to significantly increase the output of Cesium-131 brachytherapy seeds, while allowing the Company to decrease the labor costs related to seed production and also improving the overall safety of our operations.

Financing activities

On January 22, 2020, the Company filed a Form S-3 registration statement which became effective on February 4, 2020, with the potential to register up to $80 million of equity securities. On March 31, 2020, the Company entered into an Equity Distribution Agreement (the “Agreement”) with Oppenheimer & Co., Inc. (“Oppenheimer”). The common stock sold pursuant to the Agreement will be distributed at the market prices prevailing at the time of sale. The Agreement provides that Oppenheimer will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold plus reimbursement of certain expenses. As of September 30, 2020, the Company had sold an aggregate of 1,247,232 shares under the distribution agreement at an average price of approximately $0.738 per common share for gross proceeds of approximately $920,000 and net proceeds of approximately $874,000. On October 19, 2020, the Company terminated the Agreement, effective on the same date.

On October 22, 2020, the Company sold 18,269,230 shares of its common stock at a price of $0.52 per share, for aggregate gross proceeds of $9,500,000, pursuant to the registration statement on Form S-3 that became effective on February 4, 2020. The Company intends to use the net proceeds from the offering, estimated at approximately $8,660,000, to fund operations, research and development efforts, potential future acquisitions of complementary businesses or technologies, sales and marketing initiatives, and for general corporate purposes, including general and administrative expenses, capital expenditures, and for general working capital purposes. Additionally, the Company issued to the purchasers warrants to purchase up to 9,134,615 shares of common stock. The warrants have an exercise price of $0.57 per share of common stock, are exercisable immediately, and expire five years from the date of issuance. If exercised for cash, future exercises of these warrants will provide additional capital to the Company. As a result of this recent capital raise, the Company does not anticipate the need to finance its operations for the next fiscal year from additional capital raises.

The Company expects to finance its future cash needs through sales of equity, possible strategic collaborations, debt financing or through other sources that may be dilutive to existing shareholders, Management anticipates that if it raises additional financing that it will be at a discount to the market price and it will be dilutive to shareholders.

Other commitments and contingencies

The Company presented its other commitments and contingencies in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020. There have been no material changes outside of the ordinary course of business in those obligations during the quarter ended September 30, 2020 other than those previously disclosed in note 7 of the financial statements contained in this filing.

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

During the quarter ended September 30, 2020, there have been no changes to the critical accounting policies and estimates discussed in Part II, Item 7 of our Form 10-K for the year ended June 30, 2020.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and co-principal financial officers, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of September 30, 2020. Based on that evaluation, our principal executive officer and our co-principal financial officers concluded that the design and operation of our disclosure controls and procedures were effective. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedures are designed to provide a reasonable level of assurance that the objectives of the system will be met.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Nothing to disclose.

ITEM 1A – RISK FACTORS

A description of the risk factors associated with our business is included under “Risk Factors” contained in Part I, Item 1A of our annual report on Form 10-K for the year ended June 30, 2020. There have been no material changes in our risk factors since such filing, except for the following:

We Rely Heavily on Three Customers

For the three months ended September 30, 2020 approximately 42% of the Company’s revenues were dependent on three customers with approximately 26% being generated by one group of customers. The loss of any of these customers would have a material adverse effect on the Company’s revenues that may not be replaced by other customers particularly as these customers are in the prostate sector which is facing substantial competition from other treatments.

The Recent Novel Coronavirus (COVID-19) Outbreak Could Materially Adversely Affect Our Financial Condition and Results of Operations.

COVID-19 may impact supply chain and product sales. Our Cesium supply comes from Russia and while at this time we are not aware of any shutdowns of nuclear facilities in Russia or limited staffing due to ongoing risk of virus transmission this may occur in the future. We also depend on overseas flights which have been curtailed and any further flight cancellations may impact our supply chain. While our surgeries are not considered elective, in areas where hospitals are devoted to COVID-19 or other chronic conditions, surgeries required to implant our seeds may be postponed or cancelled, as occurred in late March and continued through much of April at numerous locations and impacted us again in September. If conditions worsen with the COVID-19 pandemic this may have a material adverse effect on our business.

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

The final rule was published on September 18, 2020 with an initial effective date of January 1, 2021; however, CMS subsequently delayed the effective date to July 1, 2021. As published, the rule is effective for randomly selected Core-Based Statistical Areas (CBSAs) and the participating zip codes are included in the final rule. The selected zip codes include approximately thirty percent of all eligible Medicare fee-for-service (FFS) radiotherapy episodes nationally. The RO APM could prove beneficial to the Company if clinics and physicians transition to brachytherapy options and away from more expensive IMRT and other non-brachytherapy options. However, if clinics and physicians determine to use less costly iodine brachytherapy this would have a negative impact on the Company as the costs of our Cesium-131 seeds are higher than iodine seeds. Management is currently evaluating the impact the final rule may have on our business, financial condition, or results of operations, but it is uncertain whether this rule will have a favorable or unfavorable impact on our business.

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

In-patient procedures are covered by CMS and hospitals are paid based on the type and complexity of the surgery. These procedures are done as part of a Diagnostic Related Group or DRG system under which the hospital pays for all items involved in the care of the patient exclusive of the physician fees. Hospitals are less receptive to treatments which require out of pocket costs such as procedures we use for certain non-prostate applications. Certain of our DRG reimbursement amounts coupled with out-of-pocket costs imposed on hospitals make some of our surgical, in-patient procedures not financially viable. We rely on our reimbursement consultant to assist us to improve the rate of reimbursement so that our product reimbursement will create greater incentives to be used. Effective October 1, 2020, new codes took effect and now CMS will be able to track the additional cost of the Cesium-131 seed itself and be able to reimburse the hospital through the DRG payment system for this additional costs when an in-patient brachytherapy procedure is performed. There is no assurance we will obtain the increase necessary to keep certain procedures viable and improve the margins of others.

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

Exhibits:
1.1	Underwriting Agreement between Isoray, Inc. and Oppenheimer & Co. Inc, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on October 22, 2020.

3(i)	Certificate of Incorporation, incorporated by reference to Exhibit A of the Form Def 14A filed on November 9, 2018.

3(ii)	Bylaws, incorporated by reference to Exhibit C of the Form Def 14A filed on November 9, 2018.

4.1	Form of Warrant, incorporated by reference to Exhibit A of Exhibit 10.1 of the Form 8-K filed on October 22, 2020.

10.1	Supply Contract, dated August 26, 2020, between Isoray Medical, Inc., and Joint Stock Company «Isotope», incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 31, 2020 (confidential portions of the exhibit have been omitted).

10.2	Amendment to Amended and Restated Manufacturing and Supply Agreement between Isoray Medical, Inc. and GT Medical Technologies, Inc., incorporated by reference to Exhibit 10.1 of the Form 8-K filed on October 19, 2020.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Financial Officer

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Financial Officer

32.1**	Section 1350 Certifications

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2020
ISORAY, INC., a Delaware corporation
/s/ Lori A. Woods
Lori A. Woods
Chief Executive Officer (Principal Executive Officer)

/s/ Jonathan Hunt
Jonathan Hunt
Chief Financial Officer (Co-Principal Financial Officer)

/s/ Mark J. Austin
Mark J. Austin
Controller (Co-Principal Financial, Principal Accounting Officer, Corporate Secretary)