Form 10-Q
period 2020-12-31
Isoray, Inc.
filed 2021-02-09
CIK 728387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class	Outstanding as of February 8, 2021
Common stock, $0.001 par value	141,199,853

i

ISORAY, INC.

ii

Isoray, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(In thousands, except shares)

	December 31,	June 30,
	2020	2020
ASSETS
Current assets:
Cash and cash equivalents	$9,585	$2,392
Accounts receivable, net	1,738	2,044
Inventory	665	645
Prepaid expenses and other current assets	301	426

Total current assets	12,289	5,507

Property and equipment, net	1,830	1,735
Right of use asset, net (Note 8)	891	1,001
Restricted cash	182	181
Inventory, non-current	202	137
Other assets, net	119	138

Total assets	$15,513	$8,699

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$494	$654
Lease liability (Note 8)	245	236
Accrued protocol expense	66	35
Accrued radioactive waste disposal	101	94
Accrued payroll and related taxes	211	352
Accrued vacation	218	204

Total current liabilities	1,335	1,575
Non-current liabilities:
Lease liability, non-current (Note 8)	652	769
Accrued payroll and related taxes, non-current	160	55
Asset retirement obligation	593	577

Total liabilities	2,740	2,976
Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, $.001 par value; 7,000,000 shares authorized: Series B: 5,000,000 shares allocated; no and 59,065 shares issued and outstanding	-	-
Common stock, $.001 par value; 200,000,000 shares authorized; 87,232,324 and 68,897,779 shares issued and outstanding	87	69
Additional paid-in capital	102,205	93,592
Accumulated deficit	(89,519)	(87,938)

Total stockholders' equity	12,773	5,723

Total liabilities and stockholders' equity	$15,513	$8,699

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(Dollars and shares in thousands, except for per-share amounts)

	Three months ended		Six months ended
	December 31,		December 31,
	2020	2019	2020	2019

Sales, net	$2,359	$2,206	$4,743	$4,521
Cost of sales	1,192	1,095	2,330	2,174
Gross profit	1,167	1,111	2,413	2,347

Operating expenses:
Research and development	285	277	597	510
Sales and marketing	619	666	1,200	1,481
General and administrative	1,129	1,071	2,196	2,168
Loss on equipment disposal	7	-	7	-
(Gain) on change in estimate of asset retirement obligation (Note 8)	-	-	-	(73)
Total operating expenses	2,040	2,014	4,000	4,086

Operating loss	(873)	(903)	(1,587)	(1,739)

Non-operating income:
Interest income, net	5	6	6	26
Non-operating income	5	6	6	26

Net loss	(868)	(897)	(1,581)	(1,713)
Preferred stock dividends	-	(2)	(3)	(5)

Net loss applicable to common shareholders	$(868)	$(899)	$(1,584)	$(1,718)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average shares used in computing net loss per share:
Basic and diluted	83,047	67,388	75,972	67,388

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six months ended December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,581)	$(1,713)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	71	77
Loss on equipment disposals	7	-
Amortization of other assets	19	20
Accretion of asset retirement obligation	16	15
Gain on change in estimate of asset retirement obligation	-	(73)
Share-based compensation	166	185
Changes in operating assets and liabilities:
Accounts receivable, net	306	(255)
Inventory	(85)	13
Prepaid expenses and other current assets	125	(190)
Accounts payable and accrued expenses	(158)	(51)
Accrued protocol expense	31	(109)
Accrued radioactive waste disposal	7	15
Accrued payroll and related taxes	(36)	114
Accrued vacation	14	21

Net cash used by operating activities	(1,098)	(1,931)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(173)	(204)

Net cash used by investing activities	(173)	(204)

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred dividends paid	(9)	(11)
Proceeds from sales of common stock, pursuant to underwritten offering, net	8,471	-
Proceeds from sales of common stock, pursuant to exercise of options	3	-

Net cash provided (used) by financing activities	8,465	(11)

Net increase (decrease) in cash, cash equivalents, and restricted cash	7,194	(2,146)
Cash, cash equivalents, and restricted cash beginning of period	2,573	5,507
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH END OF PERIOD	$9,767	$3,361

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$9,585	$3,180
Restricted cash	$182	$181
Total cash, cash equivalents, and restricted cash shown on the consolidated statements of cash flows	$9,767	$3,361

Non-cash investing and financing activities:
Recognition of operating lease liability and right of use asset	$8	$1,228

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
(In thousands, except shares)

	Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances at June 30, 2019	59,065	$-	67,388,047	$67	$92,105	$(84,492)	$7,680

Share-based compensation					91		91
Net loss						(816)	(816)

Balances at September 30, 2019	59,065	$-	67,388,047	$67	$92,196	$(85,308)	$6,955

Payment of dividend to preferred shareholders					(11)		(11)
Share-based compensation					94		94
Net loss						(897)	(897)

Balances at December 31, 2019	59,065	$-	67,388,047	$67	$92,279	$(86,205)	$6,141

	Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances at June 30, 2020	59,065	$-	68,897,779	$69	$93,592	$(87,938)	$5,723

Share-based compensation					85		85
Net loss						(713)	(713)

Balances at September 30, 2020	59,065	$-	68,897,779	$69	$93,677	$(88,651)	$5,095

Conversion of preferred stock to common stock	(59,065)		59,065
Issuance of common stock pursuant to underwritten offering, net			18,269,230	18	8,453		8,471
Issuance of common stock pursuant to exercise of options			6,250		3		3
Payment of dividend to preferred stockholders					(9)		(9)
Share-based compensation					81		81
Net loss						(868)	(868)

Balances at December 31, 2020	-	$-	87,232,324	$87	$102,205	$(89,519)	$12,773

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc.

Notes to the Unaudited Consolidated Financial Statements

1.	Basis of Presentation

The accompanying unaudited interim consolidated financial statements are those of Isoray, Inc., and its wholly-owned subsidiaries, referred to herein as “Isoray” or the “Company”. All significant intercompany accounts and transactions have been eliminated in the consolidation. In the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial statements have been included. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes as set forth in the Company’s annual report filed on Form 10-K for the year ended June 30, 2020.

The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures are adequate for the information not to be misleading.

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

Basic and diluted earnings (loss) per share are calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. At December 31, 2020 and 2019, the calculation of diluted weighted average shares did not include convertible preferred stock, common stock warrants, or options that are potentially convertible into common stock as those would be antidilutive due to the Company’s net loss position.

Securities not considered in the calculation of diluted weighted average shares, but that could be dilutive in the future as of December 31, 2020 and 2019, were as follows (in thousands):

	December 31,
	2020	2019
Series B preferred stock	-	59
Common stock warrants	14,965	6,080
Common stock options	5,532	4,651
Total potential dilutive securities	20,497	10,790

4.	Inventory

Inventory consisted of the following at December 31, 2020 and June 30, 2020 (in thousands):

	December 31,	June 30,
	2020	2020
Raw materials	$448	$401
Work in process	210	221
Finished goods	7	23
Total inventory, current	$665	$645

	December 31,	June 30,
	2020	2020
Enriched barium, non-current	$117	$117
Raw materials, non-current	85	20
Total inventory, non-current	$202	$137

Inventory, non-current represents raw materials that were ordered in quantities to obtain volume cost discounts which based on current and anticipated sales volumes will not be consumed within an operating cycle. On August 25, 2017, the Company entered into a Consignment Agreement and related Services Agreement with MedikorPharma-Ural LLC to begin utilizing our enriched barium-130 carbonate inventory. The Company anticipates obtaining enough Cesium-131 under this arrangement to obtain approximately 4,000 curies of Cesium-131. During the three and six months ended December 31, 2020, the Company did not obtain any curies under this agreement. At December 31, 2020, the Company estimates that the remaining enriched barium will result in 894 curies; approximately 62 of which will be obtained in the next twelve months and 832 will be obtained after December 31, 2021. There is no assurance as to whether the agreement will be terminated before this full amount is obtained and other supply sources are used, nor is there assurance that the third-party reactor which relies on this Consignment Agreement will be used by the Cesium-131 supplier under contract with the Company.

5.	Property and Equipment

Property and equipment consisted of the following at December 31, 2020 and June 30, 2020 (in thousands):

	December 31,	June 30,
	2020	2020
Land	$366	$366
Equipment	3,634	3,872
Leasehold improvements	4,143	4,143
Other[1]	954	871
Property and equipment	9,097	9,252
Less accumulated depreciation	(7,267)	(7,517)
Property and equipment, net	$1,830	$1,735

1 Plant and equipment, not placed in service are items that meet the capitalization threshold or which management believes will meet the threshold at the time of completion and which have yet to be placed into service as of the date of the balance sheet, and therefore, no depreciation expense has been recognized. Also included at December 31, 2020 and June 30, 2020 are costs associated with advance planning and design work on the Company’s new production facility of approximately $207,000. The advance planning and design work was primarily incurred in fiscal year 2017. The new production facility is currently on hold as the Company has sufficient production capacity to meet future demands and while the Company focuses its resources on revenue growth. It is anticipated that the Company will continue work on the new production facility in the next four to five years.

6.	Share-Based Compensation

The following table presents the share-based compensation expense recognized for stock-based options during the three months ended December 31, 2020 and 2019 (in thousands):

	Three Months ended December 31,
	2020	2019
Cost of sales	$2	$8
Research and development expenses	12	19
Sales and marketing expenses	16	24
General and administrative expenses	51	43
Total share-based compensation	$81	$94

8

The following table presents the share-based compensation expense recognized for stock-based options during the six months ended December 31, 2020 and 2019 (in thousands):

	Six Months ended December 31,
	2020	2019
Cost of sales	$5	$16
Research and development expenses	24	38
Sales and marketing expenses	34	49
General and administrative expenses	103	82
Total share-based compensation	$166	$185

As of December 31, 2020, total unrecognized compensation expense related to stock-based options was approximately $504,000 and the related weighted-average period over which it is expected to be recognized is approximately 1.06 years.

A summary of stock options within the Company’s share-based compensation plans as of December 31, 2020 was as follows (in thousands except for exercise prices and terms):

			Weighted
		Weighted	Average
	Number of	Exercise	Contractual	Intrinsic
As of December 31, 2020	Options	Price	Term (Years)	Value
Outstanding	5,532	$.62	7.37	$23
Vested and expected to vest	5,532	$.62	7.37	$23
Vested and exercisable	3,777	$.65	6.65	$12

There were 6,250 and no stock options exercised during the three months ended December 31, 2020 and 2019, respectively. The Company’s current policy is to issue new shares to satisfy stock option exercises.

There were no and 30,000 option awards granted with a fair value of approximately $0 and $11,000 during the three months ended December 31, 2020 and 2019, respectively.

There were no stock option awards which expired during the three months ended December 31, 2020 and 2019, respectively.

There were 625 and no stock option awards forfeited during the three months ended December 31, 2020 and 2019, respectively.

There were 6,250 and no stock options exercised during the six months ended December 31, 2020 and 2019, respectively. The Company’s current policy is to issue new shares to satisfy stock option exercises.

There were 40,000 and 40,000 option awards granted with a fair value of approximately $18,000 and $14,000 during the six months ended December 31, 2020 and 2019, respectively.

There were 2,000 and 8,250 stock option awards which expired during the six months ended December 31, 2020 and 2019, respectively.

There were 3,125 and 26,250 stock option awards forfeited during the six months ended December 31, 2020 and 2019, respectively.

9

7.	Commitments and Contingencies

Isotope Purchase Agreement

In December 2015, the Company completed negotiations with The Open Joint Stock Company (located in the Russian Federation) for the purchase of Cesium-131 manufactured by the Institute of Nuclear Materials. The purchase agreement provided the Company with one year’s supply of Cesium-131. The original agreement was due to expire on March 31, 2017, but in December 2016 an addendum was signed extending it until December 31, 2017. On October 23, 2017, the Company, together with The Open Joint Stock Company, signed an addendum to the contract to include Cesium-131 manufactured at Research Institute of Atomic Reactors (RIAR) and extending it until December 31, 2018. On December 24, 2018, an addendum was signed extending the term of the supply contract through December 31, 2019 and modifying the volume of additional shipments of Cesium-131. Under the addendum, current pricing and volumes for Cesium-131 purchases remained in place until May 31, 2019. On July 11, 2019, another addendum was signed extending the pricing terms until August 4, 2019. On July 30, 2019, a new supply contract was signed with The Open Joint Stock Company for a term of August 2019 to December 2020 as the Company had purchased the maximum amount of Cesium-131 permitted under the prior agreement. On August 6, 2019, an addendum was signed adding RIAR as another reactor to manufacture Cesium-131. On August 14, 2020, another addendum was signed modifying the volume of additional shipments of Cesium-131. On August 26, 2020, a new supply contract was signed with The Open Joint Stock Company for a term of August 2020 to December 2021 as the Company had purchased the maximum amount of Cesium-131 permitted under the prior agreement.

8.	Leases

The Company maintains a production facility located at Applied Process Engineering Laboratory (APEL) in Richland, Washington. The APEL facility became operational in September 2007. The production facility has over 15,000 square feet and includes space for isotope separation, seed production, order dispensing, a clean room for assembly of our product offerings, and a dedicated shipping area. In 2015, the Company entered into a modification to the production facility lease that modified the requirement to return the facility to ground at the time of exit at Company discretion and exercised an extension in 2017 to increase the lease term to April 30, 2021, and reduced the required notice to terminate the lease early from twelve months to six months. In July 2019, the Company entered into another modification of the production facility lease that extends the term to April 20, 2026 and provides for an eighteen month termination notice with an early termination penalty of up to $40,000 which decreases in the future beginning May 1, 2022. Effective August 2020, the Company entered into a new lease with APEL for 540 square feet of storage space.

Upon the adoption of Topic 842 on July 1, 2019, the Company recognized a right-of-use asset and lease liability of approximately $1.2 million. In determining the amount of the right-of-use asset and lease liability, we assumed the termination of the lease in April 2024 and incurring a termination penalty of $20,000. As of the date of adoption, a right of use asset and a corresponding lease liability of approximately $1.2 million were recognized on the balance sheet based upon the present value of the future base payments discounted at a 6% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit discount rate. Due to the August 2020 lease, the Company increased the right-of-use asset and the lease liability by approximately $8,000 during the six months ended December 31, 2020. The weighted average remaining term and discount rate as of December 31, 2020 was 3.3 years and 6%, respectively.

For the three months ended December 31, 2020 and 2019 our operating lease expense was approximately $76,000 and $73,000 respectively, and is recognized in the statement of operations in cost of sales and general and administrative expenses. For the three months ended December 31, 2020 and 2019 our operating lease expense recognized in cost of sales was approximately $49,000 and $47,000 respectively and our lease expense recognized in general and administrative expense was approximately $27,000 and $26,000 respectively.

For the six months ended December 31, 2020 and 2019 our operating lease expense was approximately $152,000 and $147,000 respectively, and is recognized in the statement of operations in cost of sales and general and administrative expenses. For the six months ended December 31, 2020 and 2019 our operating lease expense recognized in cost of sales was approximately $98,000 and $94,000 respectively and our lease expense recognized in general and administrative expense was approximately $54,000 and $53,000 respectively.

The following table presents the future operating lease payments and lease liability included on the condensed balance sheet related to the Company’s operating lease as of December 31, 2020 (in thousands):

Year Ending June 30,
2021 (remaining six months)	$146
2022	292
2023	292
2024	264
Total	994
Less: imputed interest	(97)
Total lease liability	897
Less current portion	(245)
Non-current lease liability	$652

Asset Retirement Obligation

The Company has an asset retirement obligation (ARO) associated with the facility it currently leases. In connection with the lease modification executed in July 2019, the ARO changed as follows (in thousands):

	Six months ended December 31,
	2020	2019
Beginning balance	$577	$621
Accretion of discount	16	15
Gain on change in ARO estimate due to lease modification	-	(73)
Ending Balance	$593	$563

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

On March 31, 2020, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Oppenheimer & Co., Inc. (“Oppenheimer”). The common stock sold pursuant to the Distribution Agreement was distributed at the market prices prevailing at the time of sale. The Distribution Agreement provided that Oppenheimer will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold plus reimbursement of certain expenses. Net proceeds from the sale of the Shares will be used for general corporate purposes. During the six months ended December 31, 2020, the Company sold no shares under the Distribution Agreement. On October 19, 2020 the Company terminated the Distribution Agreement, effective on the same date.

On October 22, 2020, the Company sold 18,269,230 shares of its common stock at a price of $0.52 per share, for aggregate gross proceeds of $9,500,000, pursuant to the registration statement on Form S-3 that became effective on February 4, 2020. The Company intends to use the net proceeds from the offering, estimated at approximately $8,500,000, to fund operations, research and development efforts, potential future acquisitions of complementary businesses or technologies, sales and marketing initiatives, and for general corporate purposes, including general and administrative expenses, capital expenditures, and for general working capital purposes. Additionally, the Company issued to the purchasers warrants to purchase up to 9,134,615 shares of common stock. The warrants have an exercise price of $0.57 per share common stock, are exercisable immediately, and expire five years from the date of issuance. If exercised for cash, future exercises of these warrants will provide additional capital to the Company. None of the warrants were exercised during the three months ended December 31, 2020. Additionally, the 59,065 shares of Series B preferred stock automatically converted into 59,065 shares of common stock as a result of this offering.

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

During the three months ended December 31, 2020 and 2019 the Company had nominal, and no international revenue respectively. For the three months ended December 31, 2020, prostate brachytherapy comprised 80% of our revenue while other revenue comprised 20% compared to 89% and 11%, respectively, in the three months ended December 31, 2019.

During the six months ended December 31, 2020 and 2019 the Company had nominal, and no international revenue respectively. For the six months ended December 31, 2020, prostate brachytherapy comprised 80% of our revenue while other revenue comprised 20% compared to 89% and 11%, respectively, in the six months ended December 31, 2019.

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

Concentration of Customers

One group of customers, facilities or physician practices has revenues that aggregate to greater than 10% of total Company sales. This group of facilities individually do not aggregate to more than 10% of total Company sales. They are serviced by the same physician group, one of whom is our Medical Director:

	Six Months Ended December 31,
Facility	2020 % of total revenue	2019 % of total revenue
El Camino, Los Gatos, & other facilities	24.88%	23.60%

11.	Subsequent Events

During January 2021, 12,292,839 warrants were exercised to purchase our common stock for aggregate gross proceeds of $7,770,641 and 274,690 options were exercised to purchase our common stock for gross proceeds of $166,187.

On February 8, 2021, the Company sold shares of its common stock at a price of $1.25 per shares for aggregate gross proceeds of approximately $45,000,000, pursuant to the registration statement on Form S-3 that became effective on February 4, 2020. The Company intends to use the net proceeds from this offering, estimated at approximately $41,675,000, to fund operations, research and development efforts, potential future acquisitions of complementary businesses or technologies, sales and marketing initiatives, and for general corporate purposes, including general and administrative expenses, capital expenditures, and for general working capital purposes. Additionally, the Company granted the underwriters an option to purchase an additional 5,400,000 shares of common stock at a purchase price of $1.25 per share for the purpose of covering overallotments, which if exercised will generate gross proceeds of approximately $6,750,000. The overallotment option was exercised in full and closed on February 8, 2021.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, inventories, accrued liabilities, derivative liabilities and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s annual report on Form 10-K as filed with the SEC on September 25, 2020 are those that depend most heavily on these judgments and estimates. As of December 31, 2020 there had been no material changes to any of the critical accounting policies contained therein.

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

The Company has distribution agreements outside of the United States. These distributors are responsible for obtaining regulatory clearance to sell the Company’s products in their territories, with the support of the Company. As of the date of this Report, the Company has distributors in the Russian Federation, Peru and India with nominal reported revenues in these locations during the six months ended December 31, 2020.

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

The Company recently filed a provisional patent application for a device designed to achieve directional dosing using our Cesium-131 seeds. This device is a bed that holds the Cesium-131 seeds to focus the radiation to a specific treatment area. The device is fixed to a directional mesh that can be used to treat pancreatic cancers as well as retroperitoneal sarcomas. We see unidirectional brachytherapy utilizing Cesium-131 as a highly attractive potential therapy for advanced abdominal cancers as well. In this practical application, the device will be aimed at cancers of the abdomen that invade the abdominal wall and pelvic floor, such as advanced cancers of the colon and rectum and advanced GYN cancers such as ovarian and uterine cancers. The directional dosing device will likely be used initially with the recurrent cancers mentioned above, where our competitors’ external beam radiation therapy has previously been administered.

The Company recently received FDA 510k clearance for use of C4 Imaging's Sirius® positive-signal MRI (Magnetic Resonance Imaging) markers with the Company's Cesium-131 brachytherapy seeds. Sirius® is implanted during the treatment of prostate cancer with the Cesium-131 seeds and is used to facilitate seed localization within the prostate utilizing a single post-implant MRI procedure.

Results of Operations

Three months ended December 31, 2020 and 2019 (in thousands):

	Three months ended December 31,
	2020		2019		2020 - 2019
	Amount	% (a)	Amount	% (a)	% Change
Sales, net	$2,359	100	$2,206	100	7
Cost of sales	1,192	51	1,095	50	9
Gross profit	1,167	49	1,111	50	5

Operating expenses:
Research and development expenses	285	12	277	12	3
Sales and marketing expenses	619	26	666	30	(7)
General and administrative expenses	1,129	48	1,071	49	5
Loss on equipment disposal	7	-	-	-	100

Total operating expenses	2,040	86	2,014	91	1
Operating loss	$(873)	(37)	$(903)	(41)	(3)

(a)	Expressed as a percentage of sales, net

Six months ended December, 2020 and 2019 (in thousands):

	Six months ended December 31,
	2020		2019		2020 - 2019
	Amount	% (a)	Amount	% (a)	% Change
Sales, net	$4,743	100	$4,521	100	5
Cost of sales	2,330	49	2,174	48	7
Gross profit	2,413	51	2,347	52	3

Operating expenses:
Research and development expenses	597	13	510	11	17
Sales and marketing expenses	1,200	25	1,481	33	(19)
General and administrative expenses	2,196	46	2,168	48	1
Gain on change in estimate of asset retirement obligation (Note 10)	-	-	(73)	(2)	(100)
Loss on equipment disposal	7	-	-

Total operating expenses	4,000	84	4,086	90	(2)
Operating loss	$(1,587)	(33)	$(1,739)	(38)	(9)

(a)	Expressed as a percentage of sales, net

Sales

Sales, net for the three months ended December 31, 2020 increased 7% compared to the three months ended December 31, 2019. Sales, net for the six months ended December 31, 2020 increased 5% compared to the six months ended December 31, 2019. The Company’s sales personnel continued to bring on new accounts while also working with existing customers to increase their order volumes. The Blu Build™ loader also helped to increase revenues during the three and six months ended December 31, 2020.

The sales breakdown between prostate and non-prostate applications is set forth below.

Three months ended December 31, 2020 and 2019 (in thousands):

	Three months ended December 31,
	2020		2019		2020 - 2019
	Amount	% (a)	Amount	% (a)	% Change
Prostate brachytherapy	$1,894	80	$1,964	89	(4)
Other sales	465	20	242	11	92
Sales, net	2,359	100	2,206	100	7

(a)	Expressed as a percentage of sales, net

Six months ended December 31, 2020 and 2019 (in thousands):

	Six months ended December 31,
	2020		2019		2020 - 2019
	Amount	% (a)	Amount	% (a)	% Change
Prostate brachytherapy	$3,784	80	$4,037	89	(6)
Other sales	959	20	484	11	98
Sales, net	4,743	100	4,521	100	5

(a)	Expressed as a percentage of sales, net

Prostate Brachytherapy

Prostate sales decreased by approximately 4% and 6% during the three and six months ended December 31, 2020 respectively compared to the three and six months ended December 31, 2019. We believe that due to stay-at-home orders in various states and hospitals’ focus on COVID-19, patients’ brachytherapy procedures were either delayed or cancelled. This led to a decrease in sales for prostate treatments during the three and six months ended December 31, 2020 compared to the three and six months ended December 31, 2019. The decrease in sales volume was partially offset by a price increase that occurred in January 2020. Also during the six months ended December 31, 2020, the Blu Build™ loader was launched into full market release resulting in increased revenue compared to the six months ended December 31, 2019.

Management believes continued growth in prostate brachytherapy revenues will be the result of physicians, payors, and patients increasingly considering overall treatment advantages including costs compared with non-brachytherapy treatments, better treatment outcomes and improvement in the quality of life for patients. The American Cancer Society estimates that nearly 250,000 new prostate cancer cases will be diagnosed in calendar year 2021, which represents an increase of approximately 30% over the calendar year 2020 estimate (American Cancer Society, 2021) but there is no assurance that this will occur and if it occurs that it will have a positive impact on the Company's performance. We believe the trend to use brachytherapy in lieu of other options is starting to improve our performance but there is no assurance as to how long this trend will continue.

Other Sales

Other sales includes, but is not limited to, brain, lung, head/neck, gynecological treatments, and services. Other sales, net increased by 92% for the three months ended December 31, 2020 and 98% for the six months ended December 31, 2020 compared to the three and six months ended December 31, 2019, respectively. The main driver of this growth was increased treatments for brain cancer including GammaTile™. Initial applications for these other brachytherapy treatments are primarily used in recurrent cancer treatments or salvage cases that are generally difficult to treat aggressive cancers where other treatment options are either ineffective or unavailable.

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

Other brachytherapy treatments, such as brain, lung, and head/neck are typically performed in the in-patient setting using the DRG or diagnostic related groups. DRGs are designed for Medicare to set payment levels for hospital in-patient services. Other health insurers may follow Medicare reimbursement when setting their payment rates. When these other types of brachytherapy are performed in the out-patient setting existing codes for Cesium-131 that are also used for prostate brachytherapy are used to bill for these procedures.

In May 2020, the Centers for Medicare and Medicaid Services (CMS) approved 64 ICD-10-PCS billing codes used for reimbursement of Cesium-131 for the hospital in-patient DRG setting. The codes allow hospitals to bill Medicare for specific surgical procedures that would benefit from the addition of Cesium-131.

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

GammaTile™ Therapy was originally cleared for treating recurrent brain cancers. GT Med Tech filed a 510k with the FDA on an expanded indication of GammaTile™ Therapy to include treatment of newly diagnosed brain tumors with an application of Cesium-131. On January 27, 2020, GT Med Tech announced that it had received clearance from the FDA for an expanded indication that will allow patients of newly diagnosed malignant brain tumors to be treated by GammaTile™ Therapy. For the three and six months ended December 31, 2020, total revenues from sales to GT Med Tech were less than ten percent (10%) of sales. GT Med Tech has indicated it intends to increase sales and marketing efforts during the Company’s fiscal year 2021, but there is no assurance that this will occur and in fact sales were flat in the first and second quarters of fiscal year 2021 primarily due to the effects of the COVID pandemic and hospital access.

Cost of sales

Cost of sales consists primarily of the costs of manufacturing and distributing the Company’s products.

Contributing to the increase in the three and six months ended December 31, 2020 and 2019 comparison were increases in isotope costs as well as in labor. Higher freight costs for isotope were due to the use of cargo flights rather than passenger flights to transport the isotope from Russia to our facility. In addition, due to lower than anticipated sales volumes we had excess isotope on hand which went unused. Labor costs increased slightly mainly due to annual merit increases for production personnel.

Gross Profit

Contributing to the three and six months ended December 31, 2020 and 2019 gross profit had a slight increase due to a slight increase in sales partially offset by increases in isotope costs due to higher freight costs and payroll due to annual merit increases.

Research and development

Research and development consists primarily of employee and third party costs related to research and development activities.

Contributing to the three months ended December 31, 2020 and 2019 research and development comparison was an increase in protocol expense. This increase was offset by a reduction in investment in the development of the Blu Build™ delivery system for real-time prostate brachytherapy.

Contributing to the six months ended December 31, 2020 and 2019 research and development comparison was an increase in protocol expense primarily relating to new research agreements as well as during the six months ended December 31, 2019 the Company mutually-agreed to terminate a grant agreement which resulted in a reversal of the accrual which was not repeated during the six months ended December 31, 2020. These increases were offset by a reduction in investment in the development of the Blu Build™ delivery system for real-time prostate brachytherapy.

The Company recently received FDA 510k clearance for use of C4 Imaging's Sirius® positive-signal MRI (Magnetic Resonance Imaging) markers with the Company's Cesium-131 brachytherapy seeds. Sirius® is implanted during the treatment of prostate cancer with the Cesium-131 seeds and is used to facilitate seed localization within the prostate utilizing a single post-implant MRI procedure. We are beginning a limited market release on this technology and expect it to be available for full market release later this calendar year but there is no assurance this timing will occur.

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

Contributing to the quarters ended December 31, 2020 and 2019 comparison was a decrease in travel and tradeshow costs due to COVID-19 restrictions. Incentive compensation decreased for the quarter ended December 31, 2020 in connection with less growth in revenue. These decreases were partially offset by increased digital marketing.

Contributing to the six months ended December 31, 2020 and 2019 comparison was a decrease in travel and tradeshow costs due to COVID-19 restrictions. Incentive compensation decreased for the quarter ended December 31, 2020 in connection with less growth in revenue.

General and administrative expenses

General and administrative expenses consist primarily of the costs related to the executive, human resources/training, quality assurance/regulatory affairs, finance, and information technology functions of the Company.

Contributing to the three and six months ended December 31, 2020 and 2019 comparison were decreased travel costs due to COVID-19 restrictions as well as decreased employee hiring costs and legal fees, partially offset by increased director and officer insurance expense, increased payroll due to annual merit increases, and IT consulting expenses.

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

As COVID-19 began to spread, many states implemented new guidelines in an attempt to mitigate the spread of the virus and to conserve certain medical supplies. Those guidelines led to the cancellation or postponement of elective and non-emergency surgical procedures, including prostate brachytherapy procedures.  During the first half of fiscal 2021, although our sales revenues increased 5% compared to the first six months of fiscal 2020, we were still below the average monthly prostate revenues attained in our third quarter of fiscal 2020 prior to the outset of COVID-19's impact on our operations. We believe this is due to stay-at-home orders and hospitals focused on COVID-19 due to the pandemic resulting in a delay or cancellation of patients scheduled to be seen by physicians. This resulted in fewer or delayed urology referrals for prostate brachytherapy treatment.

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

Liquidity and capital resources

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company has historically financed its operations through selling equity to investors. During the six months ended December 31, 2020 and 2019, the Company used existing cash reserves to fund its operations and capital expenditures (in thousands except current ratio):

	Six months
	ended December 31,
	2020	2019
Net cash (used) by operating activities	$(1,098)	$(1,931)
Net cash (used) by investing activities	(173)	(204)
Net cash provided (used) by financing activities	8,465	(11)
Net (decrease) in cash and cash equivalents	$7,194	$(2,146)

	As of
	December 31, 2020	June 30, 2020
Working capital	$10,954	$3,932
Current ratio	9.21	3.50

Cash flows from operating activities

Net cash used by operating activities in the six months ended December 31, 2020 was primarily due to a net loss of approximately $1.58 million net of approximately $279,000 in adjustments for non-cash activity such as share-based compensation, depreciation and amortization expense, accretion of asset retirement obligation, and loss on equipment disposal. Changes in operating assets and liabilities provided approximately $204,000 from operating activities; decreases to accounts receivable due to increased collection efforts and prepaid expenses, and increases in accrued protocol expense, accrued vacation, and accrued radioactive waste disposal were partially offset by a decrease in account payable and accrued payroll and related taxes and increased inventory purchases.

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

Cash flows from investing activities

Investing activities for the six months ended December 31, 2020 and 2019 respectively, consisted of transactions related to the purchase of fixed assets. Management will continue to invest in technology and machinery that improves and streamlines production processes and to invest in low-risk investment opportunities that safeguard assets and provide greater assurance those resources will be liquid and available for business needs as they arise.

Cash flows from Financing activities

Financing activities in the six months ended December 31, 2020 included payment of preferred dividends, and net proceeds from sale of common stock of approximately $8,500,000 from sale of 18,269,230 shares of common stock (see note 9 to the financial statements).

Financing activities in the six months ended December 31, 2019 included payment of preferred dividends.

Projected fiscal 2021 liquidity and capital resources

Operating activities

Assuming no extraordinary expenses occur (whether operating or capital), if management is successful at implementing its strategy of renewed emphasis on driving the consumer to the prostate market, meets or exceeds its annual growth targets of about twenty-five percent increase in revenue in fiscal 2021 and this annual growth continues, the Company anticipates reaching cash flow break-even in three to four years. The Company missed that target of twenty-five percent increased revenue in the first six months of fiscal 2021. There is no assurance that targeted sales growth will continue over the next three to four years.

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

During the six months ended December 31, 2020, the Company invested nominally in the automation of production processes. Beginning in fiscal 2017 and continuing through December 31, 2020, the Company has invested approximately $1,064,000 in the automation of five production processes, four of which have been placed in service as of the end of December 31, 2020. Management expects to invest approximately $10,000 more over the next three months on the remaining automation projects, but there is no assurance that this amount will not be revised. This investment is designed to allow the Company to significantly increase the output of Cesium-131 brachytherapy seeds, while allowing the Company to decrease the labor costs related to seed production and also improving the overall safety of our operations.

Financing activities

On January 22, 2020, the Company filed a Form S-3 registration statement which became effective on February 4, 2020, with the potential to register up to $80 million of equity securities. On March 31, 2020, the Company entered into an Equity Distribution Agreement (the “Agreement”) with Oppenheimer & Co., Inc. (“Oppenheimer”). The common stock sold pursuant to the Agreement will be distributed at the market prices prevailing at the time of sale. The Agreement provides that Oppenheimer will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold plus reimbursement of certain expenses. As of September 30, 2020, the Company had sold an aggregate of 1,247,232 shares under the distribution agreement at an average price of approximately $0.738 per common share for gross proceeds of approximately $920,000 and net proceeds of approximately $850,000. On October 19, 2020, the Company terminated the Agreement, effective on the same date.

On October 22, 2020, the Company sold 18,269,230 shares of its common stock at a price of $0.52 per share, for aggregate gross proceeds of $9,500,000, pursuant to the registration statement on Form S-3 that became effective on February 4, 2020. The Company intends to use the net proceeds from the offering, estimated at approximately $8,595,000, to fund operations, research and development efforts, potential future acquisitions of complementary businesses or technologies, sales and marketing initiatives, and for general corporate purposes, including general and administrative expenses, capital expenditures, and for general working capital purposes. Additionally, the Company issued to the purchasers warrants to purchase up to 9,134,615 shares of common stock. The warrants have an exercise price of $0.57 per share of common stock, are exercisable immediately, and expire five years from the date of issuance. If exercised for cash, future exercises of these warrants will provide additional capital to the Company.

Between January 1, 2021, and February 1, 2021, the Company received approximately $7.9 million as a result of the exercise of warrants and options.

On February 8, 2021, the Company sold shares of its common stock at a price of $1.25 per shares for aggregate gross proceeds of approximately $45,000,000, pursuant to the registration statement on Form S-3 that became effective on February 4, 2020. The Company intends to use the net proceeds from this offering, estimated at approximately $41,675,000, to fund operations, research and development efforts, potential future acquisitions of complementary businesses or technologies, sales and marketing initiatives, and for general corporate purposes, including general and administrative expenses, capital expenditures, and for general working capital purposes. Additionally, the Company granted the underwriters an option to purchase an additional 5,400,000 shares of common stock at a purchase price of $1.25 per share for the purpose of covering overallotments, which was exercised on February 8, 2021 and generated gross proceeds of approximately $6,750,000. As a result of this recent capital raise, the Company does not anticipate the need to finance its operations for the next fiscal year from additional capital raises.

The Company expects to finance its future cash needs through sales of equity, possible strategic collaborations, debt financing or through other sources that may be dilutive to existing shareholders, Management anticipates that if it raises additional financing that it will be at a discount to the market price and it will be dilutive to shareholders.

Other commitments and contingencies

The Company presented its other commitments and contingencies in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020. There have been no material changes outside of the ordinary course of business in those obligations during the six months ended December 31, 2020 other than those previously disclosed in note 7 of the financial statements contained in this filing.

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

During the six months ended December 31, 2020, there have been no changes to the critical accounting policies and estimates discussed in Part II, Item 7 of our Form 10-K for the year ended June 30, 2020.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and co-principal financial officers, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of December 31, 2020. Based on that evaluation, our principal executive officer and our co-principal financial officers concluded that the design and operation of our disclosure controls and procedures were effective. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedures are designed to provide a reasonable level of assurance that the objectives of the system will be met.

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

We Rely Heavily on Three Customers

For the six months ended December 31, 2020 approximately 41% of the Company’s revenues were dependent on three customers with approximately 25% being generated by one group of customers. The loss of any of these customers would have a material adverse effect on the Company’s revenues that may not be replaced by other customers particularly as these customers are in the prostate sector which is facing substantial competition from other treatments.

The Recent Novel Coronavirus (COVID-19) Outbreak Could Materially Adversely Affect Our Financial Condition and Results of Operations.

COVID-19 may impact supply chain and product sales. Our Cesium supply comes from Russia and while at this time we are not aware of any shutdowns of nuclear facilities in Russia or limited staffing due to ongoing risk of virus transmission this may occur in the future. We also depend on overseas flights which have been curtailed and any further flight cancellations may impact our supply chain. While our surgeries are not considered elective, in areas where hospitals are devoted to COVID-19 or other chronic conditions, surgeries required to implant our seeds may be postponed or cancelled, as occurred in late March and continued through much of April at numerous locations and impacted us again in September through the end of December 2020. If conditions worsen with the COVID-19 pandemic this may have a material adverse effect on our business.

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

The final rule was published on September 18, 2020 with an initial effective date of January 1, 2021; however, CMS subsequently delayed the effective date to July 1, 2021. The Consolidated Appropriations Act, 2021 enacted December 27, 2020 included a provision that delayed the effective date to January 1, 2022. As published, the rule is effective for randomly selected Core-Based Statistical Areas (CBSAs) and the participating zip codes are included in the final rule. The selected zip codes include approximately thirty percent of all eligible Medicare fee-for-service (FFS) radiotherapy episodes nationally. The RO APM could prove beneficial to the Company if clinics and physicians transition to brachytherapy options and away from more expensive IMRT and other non-brachytherapy options. However, if clinics and physicians determine to use less costly iodine brachytherapy this would have a negative impact on the Company as the costs of our Cesium-131 seeds are higher than iodine seeds. Management is currently evaluating the impact the final rule may have on our business, financial condition, or results of operations, but it is uncertain whether this rule will have a favorable or unfavorable impact on our business.

Brachytherapy seeds have two CMS codes in the out-patient setting – one code for loose seeds and a second code for stranded seeds. Reimbursement amounts are reviewed and revised annually based upon information submitted to CMS on claims by providers. Changes in reimbursement can positively or negatively affect market demand for our product. We monitor these changes and provide comments, as permitted, when changes are proposed, prior to implementation.

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

Exhibits:
1.1	Underwriting Agreement dated October 20, 2020, between Isoray, Inc. and Oppenheimer & Co. Inc, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on October 22, 2020.

3(i)	Certificate of Incorporation, incorporated by reference to Exhibit A of the Form Def 14A filed on November 9, 2018.

3(ii)	Bylaws, incorporated by reference to Exhibit C of the Form Def 14A filed on November 9, 2018.

4.1	Form of Warrant, incorporated by reference to Exhibit A of Exhibit 10.1 of the Form 8-K filed on October 22, 2020.

10.1	Amendment to Amended and Restated Manufacturing and Supply Agreement dated October 16, 2020, between Isoray Medical, Inc. and GT Medical Technologies, Inc., incorporated by reference to Exhibit 10.1 of the Form 8-K filed on October 19, 2020.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Financial Officer

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Financial Officer

32.1**	Section 1350 Certifications

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 9, 2021
ISORAY, INC., a Delaware corporation
/s/ Lori A. Woods
Lori A. Woods
Chief Executive Officer (Principal Executive Officer)

/s/ Jonathan Hunt
Jonathan Hunt
Chief Financial Officer (Co-Principal Financial Officer)

/s/ Mark J. Austin
Mark J. Austin
Controller (Co-Principal Financial, Principal Accounting Officer, Corporate Secretary)