Form 10-Q
period 2021-03-31
Isoray, Inc.
filed 2021-05-14
CIK 728387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class	Outstanding as of May 12, 2021
Common stock, $0.001 par value	141,465,266

i

ISORAY, INC.

ii

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Isoray, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(In thousands, except shares)

	March 31,	June 30,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$64,841	$2,392
Accounts receivable, net	2,019	2,044
Inventory	731	645
Prepaid expenses and other current assets	483	426

Total current assets	68,074	5,507

Property and equipment, net	1,885	1,735
Right of use asset, net (Note 8)	830	1,001
Restricted cash	182	181
Inventory, non-current	192	137
Other assets, net	117	138

Total assets	$71,280	$8,699

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$992	$654
Lease liability (Note 8)	249	236
Accrued protocol expense	115	35
Accrued radioactive waste disposal	99	94
Accrued payroll and related taxes	221	352
Accrued vacation	240	204

Total current liabilities	1,916	1,575
Non-current liabilities:
Lease liability, non-current (Note 8)	589	769
Accrued payroll and related taxes, non-current	77	55
Asset retirement obligation	600	577

Total liabilities	3,182	2,976
Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, $.001 par value; 7,000,000 shares authorized: Series B: 5,000,000 shares allocated; no and 59,065 shares issued and outstanding	-	-
Common stock, $.001 par value; 200,000,000 shares authorized; 141,465,266 and 68,897,779 shares issued and outstanding	141	69
Additional paid-in capital	158,221	93,592
Accumulated deficit	(90,264)	(87,938)

Total stockholders' equity	68,098	5,723

Total liabilities and stockholders' equity	$71,280	$8,699

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(Dollars and shares in thousands, except for per-share amounts)

	Three months ended		Nine months ended
	March 31,		March 31,
	2021	2020	2021	2020

Sales, net	$2,600	$2,880	$7,343	$7,401
Cost of sales	1,238	1,174	3,568	3,348
Gross profit	1,362	1,706	3,775	4,053

Operating expenses:
Research and development:	362	294	959	804
Sales and marketing	581	805	1,781	2,286
General and administrative	1,183	1,155	3,379	3,323
Loss on equipment disposal	2	-	9	-
Gain on change in estimate of asset retirement obligation	-	-	-	(73)
Total operating expenses	2,128	2,254	6,128	6,340

Operating loss	(766)	(548)	(2,353)	(2,287)

Non-operating income:
Interest income, net	21	3	27	29
Non-operating income	21	3	27	29

Net loss	(745)	(545)	(2,326)	(2,258)
Preferred stock dividends	-	(3)	(3)	(8)

Net loss applicable to common stockholders	$(745)	$(548)	$(2,329)	$(2,266)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average shares used in computing net loss per share:
Basic and diluted	122,566	67,558	91,277	67,444

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine months ended March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,326)	$(2,258)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	107	113
Loss on equipment disposals	10	-
Amortization of other assets	28	29
Accretion of asset retirement obligation	23	22
Gain on change in estimate of asset retirement obligation	-	(73)
Share-based compensation	260	276
Changes in operating assets and liabilities:
Accounts receivable, net	25	(993)
Inventory	(141)	(21)
Prepaid expenses and other current assets	(57)	(283)
Accounts payable and accrued expenses	340	258
Accrued protocol expense	80	(88)
Accrued radioactive waste disposal	5	13
Accrued payroll and related taxes	(109)	171
Accrued vacation	36	41

Net cash used by operating activities	(1,719)	(2,793)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(266)	(248)
Proceeds from sale of equipment	1	-
Additions to other assets	(7)	-

Net cash used by investing activities	(272)	(248)

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred dividends paid	(9)	(11)
Proceeds from sales of common stock, pursuant to underwritten offering, net	56,375	-
Proceeds from sales of common stock, pursuant to exercise of warrants	7,784	-
Proceeds from sales of common stock, pursuant to exercise of options	291	131

Net cash provided by financing activities	64,441	120

Net increase (decrease) in cash, cash equivalents, and restricted cash	62,450	(2,921)
Cash, cash equivalents, and restricted cash beginning of period	2,573	5,507
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH END OF PERIOD	$65,023	$2,586

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$64,841	$2,405
Restricted cash	182	181
Total cash, cash equivalents, and restricted cash	$65,023	$2,586

Non-cash investing and financing activities:
Recognition of operating lease liability and right of use asset	$8	$1,228

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
(In thousands, except shares)

	Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances at June 30, 2019	59,065	$-	67,388,047	$67	$92,105	$(84,492)	$7,680

Share-based compensation	-	-	-	-	91	-	91
Net loss	-	-	-	-	-	(816)	(816)

Balances at September 30, 2019	59,065	$-	67,388,047	$67	$92,196	$(85,308)	$6,955

Payment of dividend to preferred stockholders	-	-	-	-	(11)	-	(11)
Share-based compensation	-	-	-	-	94	-	94
Net loss	-	-	-	-	-	(897)	(897)

Balances at December 31, 2019	59,065	$-	67,388,047	$67	$92,279	$(86,205)	$6,141

Issuance of common stock pursuant to exercise of options	-	-	262,500	1	130	-	131
Share-based compensation	-	-	-	-	91	-	91
Net loss	-	-	-	-	-	(545)	(545)

Balances at March 31, 2020	59,065	$-	67,650,447	$68	$92,500	$(86,750)	$5,818

	Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances at June 30, 2020	59,065	$-	68,897,779	$69	$93,592	$(87,938)	$5,723

Share-based compensation	-	-	-	-	85	-	85
Net loss	-	-	-	-	-	(713)	(713)

Balances at September 30, 2020	59,065	$-	68,897,779	$69	$93,677	$(88,651)	$5,095

Conversion of preferred stock to common stock	(59,065)	-	59,065	-
Issuance of common stock pursuant to underwritten offering, net	-	-	18,269,230	18	8,453	-	8,471
Issuance of common stock pursuant to exercise of options	-	-	6,250	-	3	-	3
Payment of dividend to preferred stockholders	-	-	-	-	(9)	-	(9)
Share-based compensation	-	-	-	-	81	-	81
Net loss	-	-	-	-	-	(868)	(868)

Balances at December 31, 2020	-	$-	87,232,324	$87	$102,205	$(89,519)	$12,773
		-
Issuance of common stock pursuant to underwritten offering, net	-	-	41, 400,000	41	47,863	-	47,904
Issuance of common stock pursuant to exercise of warrants	-	-	12,318,877	12	7,772	-	7,784
Issuance of common stock pursuant to exercise of options	-	-	514,065	1	287	-	288
Share-based compensation	-	-	-	-	94	-	94
Net loss	-	-	-	-	-	(745)	(745)

Balances at March 31, 2021	-	$-	141,465,266	$141	$158,221	$(90,264)	$68,098

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc.

Notes to the Unaudited Consolidated Financial Statements

1.	Basis of Presentation

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

Basic and diluted earnings (loss) per share are calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. At March 31, 2021 and 2020, the calculation of diluted weighted average shares did not include convertible preferred stock, common stock warrants, or options that are potentially convertible into common stock as those would be antidilutive due to the Company’s net loss position.

Securities not considered in the calculation of diluted weighted average shares, but that could be dilutive in the future as of March 31, 2021 and 2020, were as follows (in thousands):

	March 31,
	2021	2020
Series B preferred stock	-	59
Common stock warrants	2,646	6,080
Common stock options	4,907	4,367
Total potential dilutive securities	7,553	10,506

4.	Inventory

Inventory consisted of the following at March 31, 2021 and June 30, 2020 (in thousands):

	March 31,	June 30,
	2021	2020
Raw materials	$508	$401
Work in process	201	221
Finished goods	22	23
Total inventory, current	$731	$645

	March 31,	June 30,
	2021	2020
Enriched barium, non-current	$117	$117
Raw materials, non-current	75	20
Total inventory, non-current	$192	$137

Inventory, non-current represents raw materials that were ordered in quantities to obtain volume cost discounts which based on current and anticipated sales volumes will not be consumed within an operating cycle. On August 25, 2017, the Company entered into a Consignment Agreement and related Services Agreement with MedikorPharma-Ural LLC to begin utilizing our enriched barium-130 carbonate inventory. The Company anticipates obtaining enough Cesium-131 under this arrangement to obtain approximately 4,000 curies of Cesium-131. During the three and nine months ended March 31, 2021, the Company did not obtain any curies under this agreement. At March 31, 2021, the Company estimates that the remaining enriched barium will result in 894 curies; approximately 62 of which will be obtained in the next twelve months and 832 will be obtained after March 31, 2022. There is no assurance as to whether the agreement will be terminated before this full amount is obtained and other supply sources are used, nor is there assurance that the third-party reactor which relies on this Consignment Agreement will be used by the Cesium-131 supplier under contract with the Company.

5.	Property and Equipment

Property and equipment consisted of the following at March 31, 2021 and June 30, 2020 (in thousands):

	March 31,	June 30,
	2021	2020
Land	$366	$366
Equipment	3,651	3,872
Leasehold improvements	4,143	4,143
Other[1]	1,026	871
Property and equipment	9,186	9,252
Less accumulated depreciation	(7,301)	(7,517)
Property and equipment, net	$1,885	$1,735

1 Plant and equipment, not placed in service are items that meet the capitalization threshold or which management believes will meet the threshold at the time of completion and which have yet to be placed into service as of the date of the balance sheet, and therefore, no depreciation expense has been recognized. Also included at March 31, 2021 and June 30, 2020 are costs associated with advance planning and design work on the Company’s new production facility of approximately $207,000. The advance planning and design work was primarily incurred in fiscal year 2017. The new production facility is currently on hold as the Company has sufficient production capacity to meet future demands and while the Company focuses its resources on revenue growth. It is anticipated that the Company will continue work on the new production facility in the next four to five years.

6.	Share-Based Compensation

The following table presents the share-based compensation expense recognized (recaptured) for stock-based options during the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months ended March 31,
	2021	2020
Cost of sales	$2	$8
Research and development expenses	55	18
Sales and marketing expenses	(14)	24
General and administrative expenses	51	41
Total share-based compensation	$94	$91

The following table presents the share-based compensation expense recognized for stock-based options during the nine months ended March 31, 2021 and 2020 (in thousands):

	Nine Months ended March 31,
	2021	2020
Cost of sales	$7	$24
Research and development expenses	79	56
Sales and marketing expenses	20	73
General and administrative expenses	154	123
Total share-based compensation	$260	$276

As of March 31, 2021, total unrecognized compensation expense related to stock-based options was approximately $480,000 and the related weighted-average period over which it is expected to be recognized is approximately 1.10 years.

A summary of stock options within the Company’s share-based compensation plans as of March 31, 2021 was as follows (in thousands except for exercise prices and terms):

			Weighted
		Weighted	Average
	Number of	Exercise	Contractual	Intrinsic
As of March 31, 2021	Options	Price	Term (Years)	Value
Outstanding	4,907	$.65	7.12	$2,385
Vested and expected to vest	4,907	$.65	7.12	$2,385
Vested and exercisable	3,393	$.67	6.40	$1,608

There were 514,065 and 262,500 stock options exercised, with approximately $652,000 and $83,000 of intrinsic value associated with these exercises, during the three months ended March 31, 2021 and 2020, respectively. The Company’s current policy is to issue new shares to satisfy stock option exercises.

There were 125,000 and no option awards granted with a fair value of approximately $152,000 and $0, during the three months ended March 31, 2021 and 2020, respectively.

There were 2,000 and 21,250 stock option awards which expired during the three months ended March 31, 2021 and 2020, respectively.

There were 234,375 and no stock option awards forfeited during the three months ended March 31, 2021 and 2020, respectively.

There were 520,315 and 262,500 stock options exercised, with approximately $653,000 and $83,000 of intrinsic value associated with these exercises, during the nine months ended March 31, 2021 and 2020, respectively. The Company’s current policy is to issue new shares to satisfy stock option exercises.

There were 165,000 and 40,000 option awards granted with a fair value of approximately $170,000 and $14,000, during the nine months ended March 31, 2021 and 2020, respectively.

There were 4,000 and 29,500 stock option awards which expired during the nine months ended March 31, 2021 and 2020, respectively.

There were 237,500 and 26,250 stock option awards forfeited during the nine months ended March 31, 2021 and 2020, respectively.

7.	Commitments and Contingencies

Isotope Purchase Agreement

On August 26, 2020, a new supply contract was signed with The Open Joint Stock Company «Isotope» for a term of August 2020 to December 2021 (the “August 2020 Agreement”), as the Company had purchased the maximum amount of Cesium-131 permitted under its previous agreement. On February 10, 2021, the Company entered into Addendum No. 1 to the August 2020 Agreement. The Addendum updated delivery locations. On March 18, 2021, the Company entered into a new supply contract (the “New Agreement”) with JSC Isotope pursuant to which the Company will purchase Cesium-131 for a term from March 18, 2021 through March 31, 2023. Although the August 2020 Agreement remains in effect until December 31, 2021, the Company has or will shortly purchase the maximum amount of Cesium-131 permitted under the August 2020 Agreement. Therefore, the Company will make all future purchases of Cesium-131 under the New Agreement.

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

Upon the adoption of Topic 842 on July 1, 2019, the Company recognized a right-of-use asset and lease liability of approximately $1.2 million. In determining the amount of the right-of-use asset and lease liability, we assumed the termination of the lease in April 2024 and incurring a termination penalty of $20,000. As of the date of adoption, a right of use asset and a corresponding lease liability of approximately $1.2 million were recognized on the balance sheet based upon the present value of the future base payments discounted at a 6% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit discount rate. Due to the August 2020 lease, the Company increased the right-of-use asset and the lease liability by approximately $8,000 during the nine months ended March 31, 2021. The weighted average remaining term and discount rate as of March 31, 2021 was 3.1 years and 6%, respectively.

For the three months ended March 31, 2021 and 2020 our operating lease expense was approximately $75,000 and $73,000 respectively, and is recognized in the statement of operations in cost of sales and general and administrative expenses. For the three months ended March 31, 2021 and 2020 our operating lease expense recognized in cost of sales was approximately $48,000 and $46,000 respectively and our lease expense recognized in general and administrative expense was approximately $27,000 and $27,000 respectively.

For the nine months ended March 31, 2021 and 2020 our operating lease expense was approximately $227,000 and $220,000 respectively, and is recognized in the statement of operations in cost of sales and general and administrative expenses. For the nine months ended March 31, 2021 and 2020 our operating lease expense recognized in cost of sales was approximately $146,000 and $140,000 respectively and our lease expense recognized in general and administrative expense was approximately $81,000 and $80,000 respectively.

The following table presents the future operating lease payments and lease liability included on the condensed balance sheet related to the Company’s operating lease as of March 31, 2021 (in thousands):

Year Ending June 30,
2021 (remaining three months)	$73
2022	292
2023	292
2024	264
Total	921
Less: imputed interest	(83)
Total lease liability	838
Less current portion	(249)
Non-current lease liability	$589

Asset Retirement Obligation

The Company has an asset retirement obligation (ARO) associated with the facility it currently leases. The following table presents the change in the ARO during the nine months ended March 31, 2021 and 2020 (in thousands):

	Nine months ended March 31,
	2021	2020
Beginning balance	$577	$621
Accretion of discount	23	22
Gain on change in ARO estimate due to lease modification	-	(73)
Ending Balance	$600	$570

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

On January 23, 2020, the Company filed a Form S-3 registration statement which became effective on February 4, 2020, with the potential to register up to $80 million of equity securities. On March 31, 2020, the Company entered into an Equity Distribution Agreement (the “Agreement”) with Oppenheimer & Co., Inc. (“Oppenheimer”). The common stock sold pursuant to the Agreement was distributed at the market prices prevailing at the time of sale. The Agreement provided that Oppenheimer will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold plus reimbursement of certain expenses. As of June 30, 2020, the Company had sold an aggregate of 1,247,232 shares under the Agreement at an average price of approximately $0.738 per common share for gross proceeds of approximately $920,000 and net proceeds of approximately $850,000. No shares were sold under this Agreement during fiscal year 2021. On October 19, 2020, the Company terminated the Agreement, effective on the same date.

On October 22, 2020, the Company sold 18,269,230 shares of its common stock at a price of $0.52 per share, for aggregate gross proceeds of $9,500,000, pursuant to the registration statement on Form S-3 that became effective on February 4, 2020. The net proceeds from the offering were approximately $8,595,000. Additionally, the Company issued to the purchasers warrants to purchase up to 9,134,615 shares of common stock. The warrants have an exercise price of $0.57 per share of common stock, are exercisable immediately, and expire five years from the date of issuance. If exercised for cash, future exercises of these warrants will provide additional capital to the Company.

On February 8, 2021, the Company sold shares of its common stock at a price of $1.25 per share for aggregate gross proceeds of approximately $45,000,000, pursuant to the registration statement on Form S-3 that became effective on February 4, 2020. Additionally, the Company granted the underwriters an option to purchase an additional 5,400,000 shares of common stock at a purchase price of $1.25 per share for the purpose of covering overallotments, which was exercised on February 8, 2021 and generated gross proceeds of approximately $6,750,000.

Between January 1, 2021 and March 31, 2021, the Company received approximately $7.8 million as a result of the exercise of 12,318,877 warrants to purchase common stock and $0.3 million as a result of the exercise of 514,065 options to purchase common stock.

The following table summarizes the activity of all stock warrants and weighted average exercise prices.

	Warrants	Price (a)
Balance at June 30, 2019	6,080,000	$0.75
Warrants issued	-	-
Warrants exercised	-	-
Warrants expired	-	-
Balance at March 31, 2020	6,080,000	$0.75

Balance at June 30, 2020	6,080,000	$0.75
Warrants issued	9,134,615	0.57
Warrants exercised	(12,318,877)	0.63
Warrants expired	(250,000)	0.54
Balance at March 31, 2021	2,645,738	$0.70

(a)	Weighted average exercise price per share.

10.	Contracts with Customers

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

During the three months ended March 31, 2021 and 2020 the Company had no international revenue. For the three months ended March 31, 2021, prostate brachytherapy comprised 78% of our revenue while other revenue comprised 22% compared to 84% and 16%, respectively, in the three months ended March 31, 2020.

During the nine months ended March 31, 2021 and 2020 the Company had nominal, and no international revenue respectively. For the nine months ended March 31, 2021, prostate brachytherapy comprised 79% of our revenue while other revenue comprised 21% compared to 87% and 13%, respectively, in the nine months ended March 31, 2020.

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

Concentration of Customers

One group of customers, facilities or physician practices has revenues that aggregate to greater than 10% of total Company sales. This group of facilities individually do not aggregate to more than 10% of total Company sales. They are serviced by the same physician group, one of whom is our Medical Director:

	Nine Months Ended March 31,
Facility	2021 % of total revenue	2020 % of total revenue
El Camino, Los Gatos, & other facilities	25.55%	25.00%

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

All statements contained in this Form 10-Q, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” and similar expressions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future revenue, economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under Item 1A - Risk Factors beginning on page 21 below that may cause actual results to differ materially.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, inventories, accrued liabilities, derivative liabilities and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s annual report on Form 10-K as filed with the SEC on September 25, 2020 are those that depend most heavily on these judgments and estimates. As of March 31, 2021 there had been no material changes to any of the critical accounting policies contained therein.

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

The Company has distribution agreements outside of the United States. These distributors are responsible for obtaining regulatory clearance to sell the Company’s products in their territories, with the support of the Company. As of the date of this Report, the Company has distributors in the Russian Federation, Peru and India with nominal reported revenues in these locations during the nine months ended March 31, 2021.

The Company has a supply agreement with The Open Joint Stock Company <<Isotope>>, a Russian company, for the supply of Cesium-131 for a term of August 2020 to December 2021. On March 18, 2021, the Company entered into a new supply contract (the “New Agreement”) with JSC Isotope pursuant to which the Company will purchase Cesium-131 for a term from March 18, 2021 through March 31, 2023. Our source of supply of Cesium-131 from Russia is historically produced using one of two nuclear reactors which supply the irradiation needed for Cesium-131 production. One of the Russian nuclear reactors was shut down from December 2017 until August 2018, and the other Russian nuclear reactor shut down in August 2019 and continues to be shut down in 2021 for an indeterminate period. As a result of these scheduled shutdowns only one of the Company's historic Russian suppliers of Cesium-131 is available during these periods. The Company also has a consignment inventory agreement with MedikorPharma-Ural LLC (“Medikor”) to process the Company’s enriched barium at another nuclear reactor in Russia. The term of this consignment agreement began in November 2017 and is for 10 years.

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

The Company recently filed a provisional patent application for a device designed to achieve directional dosing using our Cesium-131 seeds. This device is a bed that holds the Cesium-131 seeds to focus the radiation to a specific treatment area. The device is fixed to a directional mesh that can be used to treat pancreatic cancers as well as retroperitoneal sarcomas. We see unidirectional brachytherapy utilizing Cesium-131 as a highly attractive potential therapy for advanced abdominal cancers as well. In this practical application, the device will be aimed at cancers of the abdomen that invade the abdominal wall and pelvic floor, such as advanced cancers of the colon and rectum and advanced GYN cancers such as ovarian and uterine cancers. The directional dosing device will likely be used initially with the recurrent cancers mentioned above where our competitors’ external beam radiation therapy has previously been administered.

The Company recently received FDA 510k clearance for use of C4 Imaging's Sirius® positive-signal MRI (Magnetic Resonance Imaging) markers with the Company's Cesium-131 brachytherapy seeds. Sirius® is implanted during the treatment of prostate cancer with the Cesium-131 seeds and is used to facilitate seed localization within the prostate utilizing a single post-implant MRI procedure.

Results of Operations

Three months ended March 31, 2021 and 2020 (in thousands):

	Three months ended March 31,
	2021		2020		2021 - 2020
	Amount	% (a)	Amount	% (a)	% Change
Sales, net	$2,600	100	$2,880	100	(10)
Cost of sales	1,238	48	1,174	41	5
Gross profit	1,362	52	1,706	59	(20)

Operating expenses:
Research and development expenses	362	14	294	10	23
Sales and marketing expenses	581	22	805	28	(28)
General and administrative expenses	1,183	46	1,155	40	2
Loss on equipment disposal	2	-	-	-	100

Total operating expenses	2,128	82	2,254	78	(6)
Operating loss	$(766)	(29)	$(548)	(19)	40

(a)	Expressed as a percentage of sales, net

Nine months ended March, 2021 and 2020 (in thousands):

	Nine months ended March 31,
	2021		2020		2021 - 2020
	Amount	% (a)	Amount	% (a)	% Change
Sales, net	$7,343	100	$7,401	100	(1)
Cost of sales	3,568	49	3,348	45	7
Gross profit	3,775	51	4,053	55	(7)

Operating expenses:
Research and development expenses	959	13	804	11	19
Sales and marketing expenses	1,781	24	2,286	31	(22)
General and administrative expenses	3,379	46	3,323	45	2
Loss on equipment disposal	9	-	-	-	(100)
Gain on change in estimate of asset retirement obligation (Note 10)	-	-	(73)	(1)

Total operating expenses	6,128	83	6,340	86	(3)
Operating loss	$(2,353)	(32)	$(2,287)	(31)	3

(a)	Expressed as a percentage of sales, net

Sales

Sales, net for the three months ended March 31, 2021 decreased 10% compared to the three months ended March 31, 2020. Sales, net for the nine months ended March 31, 2021 decreased 1% compared to the nine months ended March 31, 2020. We believe that due to stay-at-home orders at times during the nine months ended March 31, 2021 in various states and hospitals’ focus on COVID-19, patients’ brachytherapy procedures were either delayed or cancelled. This led to a decrease in sales for both the three and nine months ended March 31, 2021 compared to the three and nine months ended March 31, 2020. The decrease in sales would have been even greater if the prostate market were the Company’s sole focus but the substantial increase in sales for other applications helped offset the prostate market decline.

The sales breakdown between prostate and non-prostate applications is set forth below.

Three months ended March 31, 2021 and 2020 (in thousands):

	Three months ended March 31,
	2021		2020		2021 - 2020
	Amount	% (a)	Amount	% (a)	% Change
Prostate brachytherapy	$2,033	78	$2,406	84	(16)
Other sales	567	22	474	16	20
Sales, net	2,600	100	2,880	100	(11)

(a)	Expressed as a percentage of sales, net

Nine months ended March 31, 2021 and 2020 (in thousands):

	Nine months ended March 31,
	2021		2020		2021 - 2020
	Amount	% (a)	Amount	% (a)	% Change
Prostate brachytherapy	$5,818	79	$6,443	87	(10)
Other sales	1,525	21	958	13	59
Sales, net	7,343	100	7,401	100	(1)

(a)	Expressed as a percentage of sales, net

Prostate Brachytherapy

Prostate sales decreased by approximately 16% and 10% during the three and nine months ended March 31, 2021 respectively compared to the three and nine months ended March 31, 2020. We believe that due to stay-at-home orders in various states and hospitals’ focus on COVID-19, patients’ brachytherapy procedures were either delayed or cancelled. This led to a decrease in sales for prostate treatments during the three and nine months ended March 31, 2021 compared to the three and nine months ended March 31, 2020. The decrease in sales volume was partially offset by a price increase that occurred in January 2020. Also during the nine months ended March 31, 2021, the Blu Build™ loader was launched into full market release resulting in increased revenue compared to the nine months ended March 31, 2020.

Management believes continued growth in prostate brachytherapy revenues will be the result of physicians, payors, and patients increasingly considering overall treatment advantages including costs compared with non-brachytherapy treatments, better treatment outcomes and improvement in the quality of life for patients. The American Cancer Society estimates that nearly 250,000 new prostate cancer cases will be diagnosed in calendar year 2021, which represents an increase of approximately 30% over the calendar year 2020 estimate (American Cancer Society, 2021). This increase is due to patients being unable to access treatment or putting treatment off due to the COVID pandemic, but there is no assurance that this will occur and if it occurs that it will have a positive impact on the Company's performance. We believe the trend to use brachytherapy in lieu of other options is starting to improve our performance but there is no assurance as to how long this trend will continue.

Other Sales

Other sales includes, but is not limited to, brain, lung, head/neck, gynecological treatments, and services. Other sales, net increased by 20% for the three months ended March 31, 2021 and 59% for the nine months ended March 31, 2021 compared to the three and nine months ended March 31, 2020, respectively. The main driver of this growth was increased treatments for brain cancer including GammaTile™, and lung cancer. Initial applications for these other brachytherapy treatments are primarily used in recurrent cancer treatments or salvage cases that are generally difficult to treat aggressive cancers where other treatment options are either ineffective or unavailable.

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

Other brachytherapy treatments, such as brain, lung, and head/neck are typically performed in the in-patient setting using the DRG or diagnostic related groups. DRGs are designed for Medicare to set payment levels for hospital in-patient services. Other health insurers may follow Medicare reimbursement when setting their payment rates. When these other types of brachytherapy are performed in the out-patient setting, existing codes for Cesium-131 that are also used for prostate brachytherapy are used to bill for these procedures.

In May 2020, the Centers for Medicare and Medicaid Services (CMS) approved 64 ICD-10-PCS billing codes used for reimbursement of Cesium-131 for the hospital in-patient DRG setting. The codes allow hospitals to bill Medicare for specific surgical procedures that would benefit from the addition of Cesium-131.

The 64 ICD-10-PCS codes are important for the growing surgical applications of Cesium-131 in treating a significant range of hard to treat cancers including brain, lung, head and neck, abdominal, gynecological, pelvic, and colorectal cancers. The new codes took effect on October 1, 2020 and management believes they will provide greater impetus for usage as now CMS will be able to track the additional cost of the Cesium-131 seed itself and be able to reimburse the hospital through the DRG payment system for these additional costs when an in-patient brachytherapy procedure is performed. Isoray believes that additional clinical data and these new billing codes will begin to build a compelling argument to support reimbursement and increased adoption of the procedures; however, any growth will be inconsistent in the near term.

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

GammaTile™ Therapy was originally cleared for treating recurrent brain cancers. GT Med Tech filed a 510k with the FDA on an expanded indication of GammaTile™ Therapy to include treatment of newly diagnosed brain tumors with an application of Cesium-131. On January 27, 2020, GT Med Tech announced that it had received clearance from the FDA for an expanded indication allowing patients of newly diagnosed malignant brain tumors to be treated by GammaTile™ Therapy. For the three and nine months ended March 31, 2021, total revenues from sales to GT Med Tech were less than ten percent (10%) of sales. GT Med Tech has indicated it intends to increase sales and marketing efforts during the Company’s fiscal year 2021, but there is no assurance that this will occur and in fact sales of GammaTile™Therapy were flat in the first three quarters of fiscal year 2021 which Management believes was primarily due to the effects of the COVID pandemic and hospital access.

Cost of sales

Cost of sales consists primarily of the costs of manufacturing and distributing the Company’s products.

Contributing to the increase in the three and nine months ended March 31, 2021 and 2020 comparison were increases in isotope costs as well as in labor. Higher freight costs for isotope were due to the use of cargo flights rather than passenger flights to transport the isotope from Russia to our facility. In addition, due to lower than anticipated sales volumes we had excess isotope on hand which went unused. Labor costs increased slightly mainly due to annual merit increases for production personnel.

Gross Profit

Contributing to the three and nine months ended March 31, 2021 and 2020 gross profit decline was a decrease in sales due to orders being cancelled or postponed due to COVID-19 impacts as well as increases in isotope costs due to higher freight costs and payroll due to annual merit increases.

Research and development

Research and development consists primarily of employee and third party costs related to research and development activities.

Contributing to the three months ended March 31, 2021 and 2020 research and development comparison was an increase in payroll due to annual merit increase as well as additional headcount and an increase in protocol expense primarily relating to new research agreements. This increase was offset by a reduction in investment in the development of the Blu Build™ delivery system for real-time prostate brachytherapy.

Contributing to the nine months ended March 31, 2021 and 2020 research and development comparison was an increase in protocol expense primarily relating to new research agreements as well as during the nine months ended March 31, 2020 the Company mutually-agreed to terminate a grant agreement which resulted in a reversal of the accrual which was not repeated during the nine months ended March 31, 2021. Also contributing to the nine months ended March 31, 2021 and 2020 comparison were increased payroll costs due to annual merit increases and expansion of the research and development team through additional headcount. These increases were offset by a reduction in investment in the development of the Blu Build™ delivery system for real-time prostate brachytherapy.

The Company recently received FDA 510k clearance for use of C4 Imaging's Sirius® positive-signal MRI (Magnetic Resonance Imaging) markers with the Company's Cesium-131 brachytherapy seeds. Sirius® is implanted during the treatment of prostate cancer with the Cesium-131 seeds and is used to facilitate seed localization within the prostate utilizing a single post-implant MRI procedure. We are beginning a limited market release on this technology in our fourth quarter of fiscal 2021 and expect it to be available for full market release later this calendar year but there is no assurance this timing will occur.

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

Contributing to the quarters ended March 31, 2021 and 2020 comparison was a decrease in travel and tradeshow costs due to COVID-19 restrictions. Incentive compensation decreased for the quarter ended March 31, 2021 in connection with the decrease in revenue.

Contributing to the nine months ended March 31, 2021 and 2020 comparison was a decrease in travel and tradeshow costs due to COVID-19 restrictions. Incentive compensation decreased for the nine months ended March 31, 2021 in connection with the decrease in revenue.

General and administrative expenses

General and administrative expenses consist primarily of the costs related to the executive, human resources/training, quality assurance/regulatory affairs, finance, and information technology functions of the Company.

Contributing to the three and nine months ended March 31, 2021 and 2020 comparison were increased director and officer insurance expense, increased payroll due to annual merit increases, IT consulting expenses, and bad debt expense, partially offset by decreased travel costs due to COVID-19 restrictions as well as decreased employee hiring costs and legal fees .

Impact of COVID-19

From the onset of the COVID-19 global pandemic we have been proactive in implementing plans to ensure the health and well-being of our employees, while remaining focused on providing uninterrupted product flow to the physicians and patients who count on us. We transitioned many employees to work from home and made other adjustments to ensure the continuity of our business through this time. At the beginning of the pandemic, we moved quickly to ensure that our inventory of non-isotope supplies were appropriate in case our supply chain was disrupted. In addition, we set in motion a strategy to maintain a continuous and uninterrupted supply of isotope from our suppliers in Russia including the review and use of alternative freight services due to the cancellation of many international flights.

As COVID-19 spread, many states implemented new guidelines in an attempt to mitigate the spread of the virus and to conserve certain medical supplies. Those guidelines led to the cancellation or postponement of elective and non-emergency surgical procedures, including prostate brachytherapy procedures.  During the first nine months of fiscal 2021, our sales revenues decreased 1% compared to the first nine months of fiscal 2020, and we were still below the average monthly prostate revenues attained in our third quarter of fiscal 2020 prior to the outset of COVID-19's impact on our operations. We believe this is due to stay-at-home orders and hospitals’ focus on COVID-19, resulting in a delay or cancellation of patients scheduled to be seen by physicians. This resulted in fewer or delayed urology referrals for prostate brachytherapy treatment.

As states gradually lifted restrictions on non-essential surgeries and other activities, we received customer feedback of anticipated increases in implant volumes as patients begin returning from quarantines for office visits and consultations, but there is no assurance this will occur or be sustained. We continue to tightly manage our expenses and make adjustments to isotope orders to meet potential increased treatment demands.

Liquidity and capital resources

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company has historically financed its operations through selling equity to investors. During the nine months ended March 31, 2021 and 2020, the Company used existing cash reserves to fund its operations and capital expenditures (in thousands except current ratio):

	Nine months
	ended March 31,
	2021	2020
Net cash (used) by operating activities	$(1,719)	$(2,793)
Net cash (used) by investing activities	(272)	(248)
Net cash provided (used) by financing activities	64,441	120
Net (decrease) in cash and cash equivalents	$62,450	$(2,921)

	As of
	March 31, 2021	June 30, 2020
Working capital	$66,158	$3,932
Current ratio	35.53	3.50

Cash flows from operating activities

Net cash used by operating activities in the nine months ended March 31, 2021 was primarily due to a net loss of approximately $2.33 million net of approximately $428,000 in adjustments for non-cash activity such as share-based compensation, depreciation and amortization expense, accretion of asset retirement obligation, and loss on equipment disposal. Changes in operating assets and liabilities provided approximately $179,000 from operating activities; increases in accounts payable, accrued protocol expense, accrued vacation, and accrued radioactive waste disposal, and decreases in accounts receivable due to increased collection efforts and decreased sales,  were partially offset by increases in inventory and prepaid expenses and other current assets, and a decrease in accrued payroll and related taxes.

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

Cash flows from investing activities

Investing activities for the nine months ended March 31, 2021, consisted of transactions related to the purchase of fixed assets and other assets, including automation of production processes, enterprise resource planning software implementation, as well as proceeds from sale of equipment. Management will continue to invest in technology and machinery that improves and streamlines production processes and to invest in low-risk investment opportunities that safeguard assets and provide greater assurance those resources will be liquid and available for business needs as they arise.

Investing activities for the nine months ended March 31, 2020, consisted of transactions related to the purchase of fixed assets, including automation of production processes.

Cash flows from Financing activities

Financing activities in the nine months ended March 31, 2021, included payment of preferred dividends and net proceeds of approximately $56,375,000 from the sale of 59,669,230 shares of common stock pursuant to two underwritten offerings (see note 9 to the financial statements). Also included are net proceeds of approximately $7,784,000 pursuant to exercise of the 12,318,877 warrants to purchase common stock as well as net proceeds of approximately $291,000 pursuant to the exercise of 520,315 options to purchase common stock.

Financing activities in the nine months ended March 31, 2020 included payment of preferred dividends and proceeds of common stock, pursuant to exercise of options to purchase common stock.

Projected fiscal 2021 liquidity and capital resources

Operating activities

Assuming no extraordinary expenses occur (whether operating or capital), if management is successful at implementing its strategy of renewed emphasis on driving the consumer to the prostate market, meets or exceeds its annual growth targets of about twenty-five percent increase in revenue in fiscal 2021 and this annual growth continues, the Company anticipates reaching cash flow break-even in three to four years. The Company missed that target of twenty-five percent increased revenue in the first nine months of fiscal 2021. There is no assurance that targeted sales growth will continue over the next three to four years.

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

During the nine months ended March 31, 2021, the Company invested nominally in the automation of production processes. Beginning in fiscal 2017 and continuing through March 31, 2021, the Company has invested approximately $1,064,000 in the automation of five production processes, four of which have been placed in service as of the end of March 31, 2021. Management expects to invest approximately $10,000 more over the next three months on the remaining automation projects, but there is no assurance that this amount will not be revised. This investment is designed to allow the Company to significantly increase the output of Cesium-131 brachytherapy seeds, while allowing the Company to decrease the labor costs related to seed production and also improving the overall safety of our operations.

Financing activities

On January 23, 2020, the Company filed a Form S-3 registration statement which became effective on February 4, 2020, with the potential to register up to $80 million of equity securities. On March 31, 2020, the Company entered into an Equity Distribution Agreement (the “Agreement”) with Oppenheimer & Co., Inc. (“Oppenheimer”). The common stock sold pursuant to the Agreement was distributed at the market prices prevailing at the time of sale. The Agreement provided that Oppenheimer will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold plus reimbursement of certain expenses. As of September 30, 2020, the Company had sold an aggregate of 1,247,232 shares under the Agreement at an average price of approximately $0.738 per common share for gross proceeds of approximately $920,000 and net proceeds of approximately $850,000. On October 19, 2020, the Company terminated the Agreement, effective on the same date.

On October 22, 2020, the Company sold 18,269,230 shares of its common stock at a price of $0.52 per share, for aggregate gross proceeds of $9,500,000, pursuant to the registration statement on Form S-3 that became effective on February 4, 2020. The net proceeds from the offering were approximately $8,595,000. The Company has not yet used any proceeds from this offering. Additionally, the Company issued to the purchasers warrants to purchase up to 9,134,615 shares of common stock. The warrants have an exercise price of $0.57 per share of common stock, are exercisable immediately, and expire five years from the date of issuance. If exercised for cash, future exercises of these warrants will provide additional capital to the Company.

Between January 1, 2021, and March 31, 2021, the Company received approximately $8.1 million as a result of the exercise of warrants and options.

On February 8, 2021, the Company sold shares of its common stock at a price of $1.25 per shares for aggregate gross proceeds of approximately $45,000,000, pursuant to the registration statement on Form S-3 that became effective on February 4, 2020. Additionally, the Company granted the underwriters an option to purchase an additional 5,400,000 shares of common stock at a purchase price of $1.25 per share for the purpose of covering overallotments, which was exercised on February 8, 2021 and generated gross proceeds of approximately $6,750,000. The Company has not yet used any proceeds from this offering. As a result of this recent capital raise, the Company does not anticipate the need to finance its operations for the next fiscal year from additional capital raises.

The Company expects to finance its future cash needs through sales of equity, possible strategic collaborations, debt financing or through other sources that may be dilutive to existing stockholders, Management anticipates that if it raises additional financing that it will be at a discount to the market price and it will be dilutive to stockholders.

Other commitments and contingencies

The Company presented its other commitments and contingencies in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020. There have been no material changes outside of the ordinary course of business in those obligations during the nine months ended March 31, 2021 other than those previously disclosed in note 7 of the financial statements contained in this filing.

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

During the nine months ended March 31, 2021, there have been no changes to the critical accounting policies and estimates discussed in Part II, Item 7 of our Form 10-K for the year ended June 30, 2020.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and co-principal financial officers, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of March 31, 2021. Based on that evaluation, our principal executive officer and our co-principal financial officers concluded that the design and operation of our disclosure controls and procedures were effective. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedures are designed to provide a reasonable level of assurance that the objectives of the system will be met.

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

We Rely Heavily on Three Customers

For the nine months ended March 31, 2021 approximately 41% of the Company’s revenues were dependent on three customers, with approximately 26% being generated by one group of customers. The loss of any of these customers would have a material adverse effect on the Company’s revenues that may not be replaced by other customers, particularly as these customers are in the prostate sector which is facing substantial competition from other treatments.

The Novel Coronavirus (COVID-19) Outbreak Could Materially Adversely Affect Our Financial Condition and Results of Operations.

COVID-19 may impact supply chain and product sales. Our Cesium supply comes from Russia, and while at this time we are not aware of any shutdowns of nuclear facilities in Russia or limited staffing due to ongoing risk of virus transmission, shutdowns may occur in the future. We also depend on overseas flights, which have been curtailed.  Further flight cancellations may impact our supply chain. While our surgeries are not considered elective, in areas where hospitals are devoted to COVID-19 or other chronic conditions, surgeries required to implant our seeds may be postponed or cancelled, as occurred in late March 2020 and continued through much of April 2020 at numerous locations, and impacted us again from September 2020 to March 2021. If conditions worsen with the COVID-19 pandemic this may have a material adverse effect on our business.

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

In-patient procedures are covered by CMS and hospitals are paid based on the type and complexity of the surgery. These procedures are done as part of a Diagnostic Related Group or DRG system under which the hospital pays for all items involved in the care of the patient exclusive of the physician fees. Hospitals are less receptive to treatments which require out of pocket costs such as procedures we use for certain non-prostate applications. Certain of our DRG reimbursement amounts coupled with out-of-pocket costs imposed on hospitals make some of our surgical, in-patient procedures not financially viable. We rely on our reimbursement consultant to assist us to improve the rate of reimbursement so that our product reimbursement will create greater incentives to be used. Effective October 1, 2020, new codes took effect and now CMS will be able to track the additional cost of the Cesium-131 seed itself and be able to reimburse the hospital through the DRG payment system for these additional costs when an in-patient brachytherapy procedure is performed. There is no assurance we will obtain the increase necessary to keep certain procedures viable and improve the margins of others.

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

Exhibits:
1.1	Underwriting Agreement between Isoray, Inc. and Oppenheimer & Co. Inc., dated February 4, 2021, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on February 4, 2021 (SEC file number 333-236025).

3(i)	Certificate of Incorporation, incorporated by reference to Exhibit A of the Form Def 14A filed on November 9, 2018.

3(ii)	Bylaws, incorporated by reference to Exhibit C of the Form Def 14A filed on November 9, 2018.

10.1	Addendum No. 1 to Supply Contract, dated February 10, 2021, by and between Isoray Medical, Inc. and Joint Stock Company «Isotope», incorporated by reference to Exhibit 10.1 of the Form 8-K filed on February 12, 2021.

10.2	Supply Contract, dated March 18, 2021, between Isoray Medical, Inc., and Joint Stock Company «Isotope» (confidential portions of the exhibit have been omitted), incorporated by reference to Exhibit 10.1 of the Form 8-K filed on March 23, 2021.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Financial Officer

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Financial Officer

32.1**	Section 1350 Certifications

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2021
ISORAY, INC., a Delaware corporation
/s/ Lori A. Woods
Lori A. Woods
Chief Executive Officer (Principal Executive Officer)

/s/ Jonathan Hunt
Jonathan Hunt
Chief Financial Officer (Co-Principal Financial Officer)

/s/ Mark J. Austin
Mark J. Austin
Controller (Co-Principal Financial, Principal Accounting Officer, Corporate Secretary)