Form 10-K
period 2021-06-30
Isoray, Inc.
filed 2021-09-27
CIK 728387

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2021

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter – $38,730,949 as of December 31, 2020.

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of September 23, 2021 was 141,915,266.

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

As used in this Form 10-K, unless the context requires otherwise, “fiscal year” or “fiscal” means the Company’s financial year that begins on July 1 and ends on June 30 of the following year (for example: fiscal year 2021 is equivalent to the year ended June 30, 2021).

ITEM 1 – BUSINESS

General

Isoray, Inc. (formerly known as Century Park Pictures Corporation) was incorporated in Minnesota in 1983, and reincorporated to Delaware on December 28, 2018. On July 28, 2005, Isoray Medical, Inc. (“Medical”) became a wholly-owned subsidiary of Isoray, Inc. pursuant to a merger. Medical was formed under Delaware law on June 15, 2004 and on October 1, 2004 acquired two affiliated predecessor companies that began operations in 1998. Medical, a Delaware corporation, develops, manufactures and sells isotope-based medical products and devices for the treatment of cancer and other malignant diseases. Medical is headquartered in Richland, Washington.

Isoray International LLC ( “International”), a Washington limited liability company, was formed on November 27, 2007 and is a wholly-owned subsidiary of the Company. International has entered into various international distribution agreements.

Available Information

Our website address is www.Isoray.com. Information on this website is not a part of this Form 10-K (this “Report”). Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4, and 5 filed on behalf of directors and executive officers, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) are available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

Information regarding our corporate governance, including the charters of our audit committee, our nominations and corporate governance committee and our compensation committee, and our Codes of Conduct and Ethics is available on our website (www.Isoray.com). We will provide copies of any of the foregoing information without charge upon request to Mark Austin, Vice President of Finance and Corporate Controller, 350 Hills Street, Suite 106, Richland, WA, 99354.

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

The Company’s core product is its Cesium-131 sealed source brachytherapy “seed.” These seeds can be inserted individually or in combination into various locations in the body until the physician is satisfied with the radiation dose delivered. The Company also sells seeds in strands to keep them from individually moving and to allow the physician to put multiple seeds in a row as desired. In addition, “pre-loaded” needles may have Cesium-131 brachytherapy seeds inserted in them, or a strand with seeds in the strand, inserted into the needle. Seeds can be sold with our Blu Build™ loading device that allows clinicians to efficiently configure strands in the operating room. Seeds can also be loaded into suture material, which can be sewn by Isoray into a piece of bio-absorbable mesh which can be sewn or stapled into tissue by the physician for use in lung, pelvic floor and other cancer locations. Under a manufacturing agreement with GT Medical Technologies, Inc. (“GT Med Tech”), Isoray inserts Cesium-131 seeds into a collagen matrix which GT Med Tech’s customers place in the brain.

Brachytherapy seeds are small devices that deliver a therapeutic dose of radiation used in an interstitial radiation procedure. The procedure has become one of the primary treatments for prostate cancer. The brachytherapy procedure places radioactive seeds as close as possible to (in or near) the cancerous tumor (the word “brachytherapy” is derived from Greek and means close therapy). A primary advantage of seed brachytherapy is the ability of the seeds to deliver therapeutic radiation thereby killing the cancerous tumor cells while minimizing exposure (damage) to adjacent healthy tissue. This procedure allows doctors to administer a high dose of radiation directly to the tumor. A seed contains a radioisotope sealed within a titanium capsule. The number of seeds used varies based on the size of the cancerous area being treated, the isotope used and the activity level specified by the physician. When brachytherapy is combined with another treatment method (dual-therapy), fewer seeds are used in the procedure. The isotope decays over time (half-life) and eventually the seeds become inert (typically over 6 half-lives). The seeds may be used as a primary treatment (monotherapy) or as an adjunct therapy with other treatment modalities, or as treatment for residual disease after excision of primary tumors. The number of seeds for treatment sites vary widely (as few as 8 seeds to more than 100 seeds) depending on the type of cancer, the tumor location, the prescribed activity level and any additional type of therapy being utilized.

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

Prostate Cancer

Isoray began the production and sale of Cesium-131 brachytherapy seeds in October 2004 for the treatment of prostate cancer after receiving clearance of its premarket notification (510(k)) by the Food and Drug Administration. Prostate cancer treatment represents about 75% of the business of Isoray today.

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

In late 2019, the first peer-reviewed report with long-term follow-up clinical outcomes for patients treated with Cesium-131 brachytherapy for prostate cancer patients was published in the journal “Brachytherapy”. Moran, B. J., et al., Long-term biochemical outcomes using Cesium-131 in prostate brachytherapy. Brachytherapy 18(6):800-805 (2019). In this observational study of 571 prostate cancer patients, long-term outcomes based on serum PSA were determined by the authors to be “…excellent and on par with…” other implantable brachytherapy seeds that had previously been the subject of long-term study.

Several months later, in the same journal, a second report was published that provided detailed, long-term PSA follow-up data for a group of Cesium-131 treated prostate cancer patients (Benoit, et al., Cesium-131 prostate brachytherapy: a single institutional long-term experience. Brachytherapy 19(3):298-304 (2020)). The authors, from the University of Pittsburgh School of Medicine, reported results from 669 men and likewise concluded “excellent long-term biochemical control” following treatment with Cesium-131 prostate brachytherapy.

From the same patient group as above, the University of Pittsburgh School of Medicine reported in 2020 an evaluation of the intermediate-risk group prostate cancer patients (Rodriguez-Lopez, J. L., et al, Report of a Large Cohort of Intermediate-Risk Prostate Cancer Patients Treated with Cs-131 Brachytherapy. International Journal of Radiation Oncology*Biology*Physics 108(3): e926 (2020)).  The authors reported excellent outcomes for the favorable intermediate-risk subgroup treated with Cesium-131 prostate brachytherapy alone and excellent outcomes for the unfavorable intermediate-risk subgroup with combined external beam radiation and Cesium-131 prostate brachytherapy.

In addition to the long-term cancer control data mentioned above, a report from 2017 describes favorable long-term quality of life outcomes following Cesium-131 brachytherapy in the treatment of prostate cancer (S.M. Glaser, et al., Long-Term Quality of Life in Prostate Cancer Patients Treated With Cesium-131, International Journal of Radiation Oncology*Biology*Physics 98(5):1053-1058 (2017)).

The Company continues to identify and support work that seeks to employ and study Cesium-131 brachytherapy seeds in combination with external beam radiation therapy (“EBRT”). Compelling evidence is emerging supporting the use of such combination brachytherapy and EBRT in intermediate and high-risk prostate cancer cases. (Sylvester J, Braccioforte M.H., Moran B.J., Intensity modulated radiation therapy (IMRT) followed by cesium-131 brachytherapy for intermediate and high risk localized prostate cancer. Brachytherapy 18(3):S72 (2019)).

For low-risk prostate cancer, studies are ongoing to evaluate the use of Cesium-131 in “focal,” or sub-total brachytherapy of the prostate. It is hypothesized that low-risk patients using focal brachytherapy may achieve rates of prostate cancer control comparable to that of full gland treatment while significantly reducing side effects. An early results study of a series of men treated with Cesium-131 focal therapy was presented at the 2021 Annual Meeting of the American Brachytherapy Society, Moran, B. J., et al., PO40: A Pilot Study of Cs-131 Focal Brachytherapy in a Prospectively-Followed Group of Low Risk Localized Prostate Cancer Patients Staged by Stereotactic Transperineal Prostate Biopsy. Brachytherapy. 20(3): S74-S75 (2021). The author concludes the average serum PSAs in these men declined in the short term.

Early results from another series of men treated with Cesium-131 focal therapy was presented at the 2018 Annual Meeting of the American Brachytherapy Society, Kalash, R., et al., Focal brachytherapy using Cesium-131 in low-risk prostate cancer. Brachytherapy 17 (Suppl):S89 (2018). The authors conclude that, while too early to estimate disease specific outcomes, serum PSAs in these men had declined in the short term and there was no residual effect on urinary, bowel or erectile symptoms.  The Company will continue to monitor these series studying Cesium-131 based focal therapy of low risk prostate cancer.

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

From 2014 to present there have been numerous published abstracts and society presentations which have been presented and support the effectiveness of treating recurrent metastatic brain cancers with Cesium-131. Dr. Gabriella Wernicke and co-investigators at Weill Cornell Medical College at the NY Presbyterian Hospital have published multiple papers on the efficacy, favorable side-effect profile and cost-effectiveness of Cesium-131 brachytherapy seeds in the treatment of metastatic brain cancer. (A. G. Wernicke, et al., Clinical Outcomes of Large Brain Metastases Treated With Neurosurgical Resection and Intraoperative Cesium-131 Brachytherapy: Results of a Prospective Trial, Int J Radiat Oncol Biol Phys. 98 (5):1059-1068 (2017); A. Pham, et al., Neurocognitive function and quality of life in patients with newly diagnosed brain metastasis after treatment with intra-operative Cesium-131 brachytherapy: a prospective trial, J Neurooncol 127(1):63-71 (2016); A.G. Wernicke, et al., Surgical technique and clinically relevant resection cavity dynamics following implantation of cesium-131 brachytherapy in patients with brain metastases, Operative Neurosurgery 12(1):49-60 (2016); A.G. Wernicke, et al., Cesium-131 brachytherapy for recurrent brain metastases: durable salvage treatment for previously irradiated metastatic disease, Journal of Neurosurgery 10.3171/2016.3.JNS152836 (Published online June 3, 2016); A.G. Wernicke, et al., The cost-effectiveness of surgical resection and cesium-131 intraoperative brachytherapy versus surgical resection and stereotactic radiosurgery in the treatment of metastatic brain tumors, J Neurooncol 127(1):145-53 (2016)).

In May 2021, a group of physicians from Weill Cornell Medical College published a retrospective study comparing outcomes between patients with surgically removed brain metastases treated with Cesium-131 brachytherapy or by stereotactic radiosurgery (SRS) as adjuvant radiation therapy (i.e. following surgical removal) (Julie, DA, et al., A matched-pair analysis of clinical outcomes after intracavitary cesium-131 brachytherapy versus stereotactic radiosurgery for resected brain metastases. Journal of Neurosurgery 134(5): 1447-1454. (2021)). While retrospective in nature, the authors of the study found a lower rate of local recurrence in the Cesium-131 treatment group (10% versus 28.3%).  Toxicity from the Cesium-131 implant was not significantly different from SRS treatment. Such findings continue to support the notion that Cesium-131 brachytherapy can benefit the management of surgically addressable brain metastases.

GammaTile™ Treatment for Brain Cancer

During fiscal 2013, the Company began providing technical assistance and supported selling Cesium-131 brachytherapy seeds for embedding in collagen tiles developed by physicians at Barrow Neurological Institute (Barrow) to treat malignant meningioma, primary brain cancers and metastases of cancers to the brain. These physicians from Barrow formed a company, GammaTile LLC, now GT Medical Technologies, Inc. (“GT Med Tech”), and further refined this technology which integrates Cesium-131 brachytherapy seeds and has resulted in the issuance of multiple patents to GT Med Tech for the treatment of brain cancers.

In December 2018 a paper was published in the Journal of Neurosurgery describing outcomes of patients who had experienced multiple reoccurrences of a tumor type known as meningioma following previous surgeries in conjunction with external beam radiation. Following treatment with Cesium-131, 90% of the treated tumors had no evidence of regrowth at the operative site (local control). The incidence of radiation necrosis, a common side effect to the brain from Cesium-131 brachytherapy seeds occurred in only 2 of the 20 treatments. (D. Brachman, et al. Resection and permanent intracranial brachytherapy using modular, biocompatible cesium-131 implants: result in 20 recurrent, previously irradiated meningiomas. Journal of Neurosurgery 131(6), 1819-1828 (December 2018)).

This same group of physicians has presented clinical studies of GammaTile™ in the treatment of other brain cancers.

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

Clinical studies continue to demonstrate the safety and effectiveness of GammaTile™ in concert with surgery for the treatment of brain metastases (Nakaji, P., et al., Resection and Surgically Targeted Radiation Therapy for the Treatment of Larger Recurrent or Newly Diagnosed Brain Metastasis: Results From a Prospective Trial. Cureus 12(11): e11570 (2020)).

The feasibility of this same approach using GammaTile™ has also been demonstrated for recurrent primary brain cancers (Patel, K., et al., Cs-131 Intracavitary Brachytherapy as an Adjunct to Maximal Safe Resection for Locally Recurrent High-Grade Glioma. International Journal of Radiation Oncology*Biology*Physics 108(3): e670-e671 (2020)).

The Company collaborated with GT Med Tech to file an application with the U.S. FDA to clear GammaTile™ for clinical use and the FDA provided clearance on July 6, 2018. In January 2020 GammaTile™ Therapy launched full market release.  Prior to fiscal 2021, total revenues from sales to GT Med Tech have been less than ten percent (10%) of sales. GT Med Tech has indicated it intends to increase sales and marketing efforts during the Company’s fiscal year 2022, but there is no assurance that this will occur.

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

In June 2020 the Company announced that an agreement had been completed with a group of physicians based at the University of Cincinnati. The agreement related to support for a Phase I/IIa clinical study of recurrent or metastatic head and neck cancers treated by a combination of surgical resection, Cesium-131 brachytherapy, and blockade of the programmed cell death protein 1 (PD-1) checkpoint using pembrolizumab therapy (Keytruda® from Merck & Co., Inc.). A pilot study, conducted in 2020, established the feasibility and safety of Cesium-131 brachytherapy in these patients (without Keytruda®) with no unexpected severe toxicities (Kharouta, M., et al., Permanent Interstitial Cesium-131 Brachytherapy in Treating High-Risk Recurrent Head and Neck Cancer: A Prospective Pilot Study. Front Oncol 11: 639480 (2021)).

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

The 64 ICD-10-PCS codes are important for the growing surgical applications of Cesium-131 in treating a significant range of hard to treat cancers including brain, lung, head and neck, abdominal, breast, gynecological, pelvic, and colorectal cancers. The new codes took effect on October 1, 2020 and management believes they will provide greater impetus for usage as now CMS will be able to track the additional cost of the Cesium-131 seed itself and reimburse the hospital through the DRG payment system for this additional costs when an in-patient brachytherapy procedure is performed.

Industry Information

Prostate Cancer Treatment

According to the American Cancer Society, one in seven men will be diagnosed with prostate cancer during his lifetime. It is the most common form of cancer in men, and the second leading cause of cancer deaths in men following lung cancer. The American Cancer Society estimates there will be about 248,530 new cases of prostate cancer diagnosed and an estimated 34,130 deaths associated with the disease in the United States in 2021.

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

In addition to permanent, LDR brachytherapy, such as Cesium-131, localized prostate cancer can be treated with prostatectomy surgery (RP for radical prostatectomy), external beam radiation therapy (EBRT), three-dimensional conformal radiation therapy (3D-CRT), intensity modulated radiation therapy (IMRT), dual or combination therapy, high dose rate brachytherapy (HDR), cryosurgery, hormone therapy, proton therapy and active surveillance (watchful waiting). The success of any treatment is measured by the feasibility of the procedure for the patient, morbidities associated with the treatment, overall survival, and cost. When the cancerous tissue is not completely eliminated, the cancer typically returns to the primary site, often with metastases to other areas of the body.

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

Clinical Series for Prostate Low Dose Rate Brachytherapy

Studies have demonstrated durably high rates of control following brachytherapy for localized prostate cancer out to 15 years post-treatment (J. Sylvester, et al., 15-year biochemical relapse free survival in clinical stage T1-T3 prostate cancer following combined external beam radiotherapy and brachytherapy; Seattle experience International Journal of Radiation Oncology Biology Physics, Vol. 67, Issue 1, 57-64 (2007)). The cumulative effect of these studies has been the conclusion by leaders in the field that brachytherapy offers a disease control rate as high as surgery, though with a lesser side-effect profile than surgery (J.P. Ciezki, Prostate brachytherapy for localized prostate cancer, Current Treatment Options in Oncology Volume 6, 389-393 (2005)).

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

In early 2021, the long-term follow-up data from a prospective randomized trial of Cesium-131 and Iodine-125 was published (Moran, B. J., et al., Long-term outcomes of a prospective randomized trial of (131)Cs/(125)I permanent prostate brachytherapy. Brachytherapy 20(1): 38-43 (2021)).  This long-term data with a nine-year median follow-up concluded that “short- and long- term urinary, sexual, and bowel quality of life, as well as long-term biochemical control were comparable” between the two isotopes. The data supports Cesium-131 as an effective long-term solution for these patients and supports Cesium-131 as a viable choice for prostate cancer patients.

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

Further evidence of the favorable side effect profile of Cesium-131 was published by a group of physicians from the University of Pittsburgh Medical Center (UPMC) in August 2017 (Glaser Long-Term Quality of Life in Prostate Cancer Patients Treated With Cesium-131. International Journal of Radiation Oncology*Biology*Physics 2017 Aug 1;98(5):1053-1058. doi: 10.1016/j.ijrobp.2017.03.046. Epub 2017 Mar 31. PMID: 28721888). This report concluded that only minimal long-term changes were noted to the urinary and bowel quality of life measures, and that men treated with Cesium-131 for their prostate cancers are able to return to baseline measure of quality of life after treatment.

Brain Cancer Treatment Options

An estimated 24,530 new cases of malignant primary tumors of the brain or spinal cord are expected to be diagnosed in 2021. About 18,600 people are expected to die from brain and spinal cord tumors in 2021 (American Cancer Society, 2021). In addition to primary tumors, metastasis of brain tumors from other body sites are estimated at over 65,000 new cases per year.

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

GT Med Tech has reimbursement for GammaTile™ under ICD-10PCS-00H004Z and MS-DRG 023 which reimburses hospitals in the inpatient setting and will continue to roll out its sales and marketing strategy for release of GammaTile™. In January 2020, GammaTile™ Therapy launched a full market release.  Prior to fiscal 2021, total revenues from sales to GT Med Tech have been less than ten percent (10%) of revenues. GT Med Tech has indicated it intends to increase sales and marketing efforts during the Company’s fiscal year 2022, but there is no assurance that this will occur.

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

Gynecological Cancer Treatment Options (Cervical, Vaginal and Vulvar Cancer)

An estimated 28,780 new cases of cervical (14,480), vaginal (8,180) and vulvar (6,120) cancers are expected to be diagnosed in the United States in 2021. A combined estimate of 7,370 deaths are expected to occur from cervical, vaginal and vulvar cancers in the United States in 2021 (American Cancer Society, 2021). In addition to brachytherapy to treat gynecological cancers such as cervical, vaginal and vulvar cancers, other treatment options include surgery, laser surgery, radiation therapy, chemotherapy, and topical treatments.

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

In April 2017, the group of physicians from the University of Kentucky published a paper in the journal Brachytherapy that described the early experience with a template-based approach using Cesium-131 in the treatment of gynecologic cancers. Although reporting on only five patients, the University of Kentucky physicians demonstrated the feasibility and safety of replacing a high dose-rate isotope (Iridium-192) with Cesium-131. This report builds on the earlier published and presented work that strongly suggests a role for Cesium-131 in the treatment of gynecologic cancers.

Head and Neck Cancer Treatment Options

An estimated 54,010 new cases of head and neck cancer are expected to be diagnosed in the United States in 2021 (American Cancer Society, 2021).

Surgery is the most common option to treat head and neck cancers. Chemotherapy is often used in conjunction with surgery or radiation therapy depending on the type and stage of the cancer. External beam radiation therapy and brachytherapy have been used together or in combination with surgery or chemotherapy. Immunotherapy is a newer treatment option for advanced or recurrent cancer (American Cancer Society, 2021).

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

Lung Cancer Treatment Options

An estimated 235,760 new cases of lung cancer are expected in 2021, accounting for 12% of all cancer diagnoses in the United States. Approximately 22% of all cancer deaths are from lung cancer and it accounts for the most cancer related deaths in both men and women in the United States. An estimated 131,880 deaths will result from lung cancer in 2021 (American Cancer Society, 2021).

Lung cancer has historically been treated utilizing surgery, radiation therapy, chemotherapy, immunotherapy and targeted therapy including LDR brachytherapy. More than one kind of treatment may be used in combination with others, depending on the stage of the patient’s cancer and other factors. (American Cancer Society, 2021).

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

Our Strategy

The key elements of Isoray’s strategy for fiscal year 2022 includes:

Continue to Invest in Sales and Marketing Development Activities. Prostate cancer treatment represents the original and core business for the Company’s Cesium-131 product. With long-term follow-up data relating to biochemical (PSA) control of prostate cancer now presented to the prostate cancer field, Isoray plans to aggressively increase the number of centers using Cesium-131 through its direct sales force and through its international distributors. Because intermediate- to long-term follow-up data is required to convince clinicians and patients to consider any particular therapy for localized prostate cancer, the availability of long-term data with Cesium-131 in the treatment of prostate cancer represents a significant milestone. Isoray hopes to capture more of the incremental market growth if and when seed implant brachytherapy recovers market share from other treatments, take market share from existing competitors, and expand the use of Cesium-131 as a dual therapy option where it has experienced success. In 2021, the Company hired a new Vice President of Sales and Marketing who brings twenty-five years industry experience to lead the initiatives in growing the core prostate business, as well as identifying new sites of care from the traditional HOPD setting, which will result in expanded patient access to care and treatment efficiencies. The marketing team works in conjunction with the local sales team members to deliver value to customers through several channels. The Company continues to invest in digitally integrated, data-focused, and virtual learning platforms that align our products and services with our clinicians' needs. The Company believes that this approach will result in increased awareness to customers and patients, and to faster adoption of Cesium-131 by clinical teams.

Isoray recently added the Proximie virtual communication platform to our digital resources to enhance our physician training efforts. This technology is specifically designed to assist clinicians by sharing all aspects of a medical procedure in real time as well as having the ability to review sessions that have been archived in a library. We are working to achieve greater engagement with US leading teaching and research institutions in these efforts. The Company believes this will help us get back to our pre-pandemic training levels. In addition, the Company is partnering with the American Brachytherapy Society (ABS) to support ABS’ training initiative 300 in 10 which is designed to train 300 teams in brachytherapy in 10 years.

Blu Build™ Loader. The Company believes that customers perform prostate brachytherapy procedures via one of several general procedure techniques, including (but not limited to): pre-plan techniques, intra-operative techniques, and real-time techniques. Further, the Company believes that customers are comfortable with their techniques, and want products to facilitate their preferred methods. Competitors to the Company provide a set of standard products (including loose seeds, seeds loaded in cartridges, and seeds pre-loaded in needles) to meet the customer needs. Further, Theragenics and Becton-Dickenson (BD), formerly Bard Brachytherapy, have products that support intra-operative and real-time techniques that allow for stranding or linking seeds together in custom configurations in the operating room. These products allow physicians to gain the benefits of stranded or linked seeds while still allowing for customization to the patient's anatomy, as determined at the time of the procedure. The Company believes that approximately 25% of procedures are performed with some level of customization in the operating room.

It is this segment of the market – customers looking to customize their procedures to the patient's anatomy at the time of the procedure – that the Company expects to address with its Blu Build™ loading device. The Blu Build™ loading device efficiently configures strands in the operating room, allowing the clinician to make determinations about the product configurations with the most recent picture of the patient’s anatomy. The Company believes that this technique may provide advantages in some brachytherapy products and will provide a better solution for this market segment.

During fiscal year 2019, the Company released the Blu Build™ loader in a limited market release. Based on feedback from the limited market release, the Company adjusted certain intricacies of the design. This is the first internally developed proprietary delivery device in the Company's history. The Company continues to refine the design of the Blu Build™ loader, however, the COVID-19 pandemic impacted the sourcing of parts and the ability to fully market the Blu Build™ loader to new accounts. This led to a slower than expected release of Blu Build™ during fiscal 2020 and 2021.

Management believes we have enough inventory to support our current customers and new customers in the pipeline and we have resolved our sourcing of parts. Management believes that the Blu Build™ loader will be able to gain greater market acceptance in fiscal 2022, but there is no assurance that this will occur.

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

In January 2019, GT Med Tech, which is the sole commercial agent of GammaTile™ Therapy, began a limited market release and in January 2020 began a full market release. The Company continued to provide assistance to GT Med Tech for various process improvement projects on a time and materials basis on a limited basis during fiscal year 2021. To date revenues realized from the process improvement projects have been nominal.

GammaTile™ Therapy was assigned a specific ICD-10 PCS code by the CMS for reimbursement purposes in the hospital setting.

Increase utilization of Cesium-131 in treatment of other solid tumor applications such as brain, gynecological, and other cancers. The Company has clearance from the FDA for its premarket notification (510(k)) for Cesium-131 brachytherapy seeds that are preloaded into bioabsorbable braided sutures and bioabsorbable braided sutures attached to bioabsorbable mesh. This FDA clearance allows commercial distribution for treatment of brain, gynecological, head and neck and lung tumors as well as tumors in other organs. The Company continues to sell Cesium-131 products to physicians treating brain, gynecological, head and neck and lung cancer while continuing to support the compilation of treatment outcomes for publication. Isoray will continue to explore licenses or joint ventures with other companies to develop the appropriate technologies and therapeutic delivery systems for treatment of other solid tumors.

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

The 64 ICD-10-PCS codes are important for the growing surgical applications of Cesium-131 in treating a significant range of hard to treat cancers including brain, lung, head and neck, abdominal, breast, gynecological, pelvic, and colorectal cancers. The new codes took effect on October 1, 2020.

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

During fiscal year 2020, a presentation was accepted at the annual meeting of the American Society for Radiation Oncology (ASTRO) that reported multi-center outcomes following Cesium-131 treatment of recurrent head & neck cancers following surgery. However, the annual meeting of the American Brachytherapy Society (ABS), where Cesium-131 studies are often reported, was canceled for the Spring of 2020 due to the COVID-19 pandemic. The Company will continue to seek to increase the number of reports made to society meetings and the peer reviewed literature in order to seek to enhance the standing of its products in the scientific community.

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

Targeted Expansion into International Markets. The Company believes that in addition to a significant domestic market for its products, there exists a potential international demand for Cesium-131. The current global market for permanent prostate brachytherapy is larger than the domestic market. Further, many of the surgical applications the Company is exploring domestically may also have significant international opportunities. Due to the pandemic most of these geographical regions have limited access, capacity or capability to introduce new products at this time.  The Company will continue to monitor world-wide progress to open access to care for patients who would benefit from our products.

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

On July 14, 2017, the Company entered into an agreement with a distributor in Russia that provides for the ability to sell the entire product line in the Russian Federation. The agreement had a one-year initial term with two additional one-year terms which automatically renew unless either party invoke their right to terminate earlier under the provisions of the agreement. Although sales have been minimal under this agreement, the two parties elected to have the agreement automatically renew through July 2020. On September 22, 2020, the Company entered into an agreement with the same distributor. The agreement has a one-year initial term with two additional one-year terms which automatically renew unless either party invoke their right to terminate earlier under the provisions of the agreement. The agreement has continued to automatically renew, but there have been no sales in the past two fiscal years.

In fiscal year 2020, the Company entered into a three-year agreement with a distributor in India that provides for the ability to sell Cesium-131 brachytherapy seeds in different configurations within India. Due to the ongoing COVID-19 global pandemic, there have been no sales to date under this agreement.

In fiscal 2019, due to significant expense involved in renewal, the Company declined to renew the CE Mark on its Cesium-131 seed for distributing in European markets.  This will limit European market opportunities to sell / distribute the seed.  The Company will periodically re-evaluate the opportunity associated with having the CE Mark, and, if appropriate, reapply for the mark.

COVID-19 / National Pandemic Impact and Response. Isoray continues to execute on the core strategic elements discussed above.  Still, there have been aspects of the COVID-19 pandemic that continue to impact our commercial efforts.  Initially, customers and potential customers limited vendor access to their facilities.  This required the sales team to use other techniques to connect with our customers, including video conference and ongoing email and telephonic conversations.   Further, the onset of the pandemic impacted patient treatment schedules and physician wellness and screening visits.  This has resulted in inconsistent patient demand for treatment and referral patterns through the early months of the pandemic that reappeared with the escalation of the COVID-19 Delta variant. As healthcare organizations continue to limit elective procedures based on COVID-19 hospitalization rates, we are supporting some customers shifting site of care from the traditional hospital outpatient (HOPD) to the ambulatory surgery center (ASC). We cannot anticipate when patient treatment volume and referrals will return to pre-pandemic conditions.  The pandemic has given us the opportunity to look at more efficiencies in our sales process, including customer communication techniques and strategies.  It has also allowed the full incorporation and increased utilization of our customer relationship management (CRM) tools, which should create a stronger basis for on-going and future customer communications, as well as implementing a virtual learning platform for educating our treating physician customers.

The new Delta variant and other variants of COVID-19 could create disruptions to our business and particularly to our access to customers and potential customers. The impact of the Delta variant and other variants cannot be predicted at this time, and could depend on numerous factors, including vaccination rates in the general public, how effective the COVID-19 vaccines and boosters are against the Delta variant and other variants, the response of governmental bodies and regulators, and the severity and duration of the outbreak among others.

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

In fiscal year 2021, the Company delivered approximately 44% of its Cesium-131 seeds to customers configured in Mick® cartridges, approximately 31% of its Cesium-131 seeds configured in stranded and pre-loaded in a needle form, 16% of its Cesium-131 seeds configured in a braided strand form, 2% of its Cesium-131 seeds sold in a loose configuration and the remaining 7% configured in either a pre-loaded in a needle, Blu Build™, or stranded form.

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

In January 2020, BSI conducted a microbiology assessment of the operations at our manufacturing facility in Richland, Washington to ISO 13485:2016 medical device standards. There were zero non-conformances found by BSI. The Company was recommended for continuing certifications. In February-March 2020 BSI conducted a re-certification audit of the Company to ISO 13486:2016 general requirements. The Company successfully passed the audit with three minor non-conformances. The minor non-conformances were subsequently resolved.  The Company was recommended for continued certifications.

In January 2021, BSI conducted a remote surveillance assessment audit of our quality management system.  The Company successfully passed the audit with three minor non-conformances.  The minor non-conformances were subsequently resolved.  The Company was recommended for continued certifications.  The company is scheduled for a microbiology assessment in February of 2022, and a surveillance audit in March-April 2022.

Isotope Suppliers

The Company has identified key reactor facilities in Russia, the U.S., Canada, Poland, Belgium, and South Africa, but is currently solely relying on and has a contract with one Russian supplier with access to two reactors. On July 30, 2019, Medical entered into a new supply agreement with JSC Isotope, its historical Russian supplier. With this agreement, Medical agreed to purchase Cesium-131 from JSC Isotope within the quality standards and within the time periods specified, through December 31, 2020.  On August 26, 2020, the Company entered into a new supply contract (the “New Agreement”) with JSC Isotope. Pursuant to the New Agreement, Medical will purchase Cesium-131 from JSC Isotope, at the quality standards, volume, and pricing indicated in the New Agreement, from August 26, 2020 through December 31, 2021. On February 10, 2021, an addendum was signed updating delivery locations. On March 18, 2021, the Company entered into a new supply contract with JSC Isotope pursuant to which the Company will purchase Cesium-131 for a term from March 18, 2021 through March 31, 2023.

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

INM returned from its planned outage in August 2018. INM was again the 100% supplier of Russian-sourced Cesium-131 beginning in August 2019 when RIAR began a planned outage that lasted until the summer of 2020. Since the planned outage of RIAR ended, we are now able to obtain sufficient supplies of Cesium-131 from INM. However, as the INM facility is reducing capacity and ultimately shutting down later in 2021, the Company intends to use the RIAR facility again.  On September 9, 2021, the Company entered into a Consignment Agreement with MedikorPharma-Ural LLC, a company incorporated in accordance with the laws of Russia.  Pursuant to the Consignment Agreement, the Company will purchase 6,000 mg of enriched barium carbonate for $720,000, which is needed for the manufacture of Cesium-131, and consign this inventory to Medikor. It is expected that beginning in October 2021, Medikor will use the barium carbonate consigned by the Company and contract with a third-party manufacturer to produce Cesium-131. Pursuant to the Consignment Agreement, Medikor will pay the Company varying US dollar amounts per curie of Cesium-131 the Company purchases.  It is further expected that a separate third-party contractor will receive the Cesium-131 produced by the third-party manufacturer and will sell the Cesium-131 exclusively to the Company.  The Company anticipates obtaining enough Cesium-131 under this arrangement to obtain over 5,000 curies of Cesium-131 through the end of the term, December 31, 2030, but there is no assurance as to whether the Consignment Agreement will be terminated before this full amount is obtained and other supply sources are used, nor is there assurance that the agreements with the third-parties will be executed.

The Company has not received any isotope from a domestic supplier since January 2019 and has no plans to use domestic suppliers unless supply of Cesium-131 is not available from Russia.

Management believes that failure to obtain deliveries of Cesium-131 from its Russian supplier, JSC Isotope (which provides supply from both the INM and RIAR reactors), would have a material adverse effect on seed production.

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

In January 2021, BSI conducted a remote surveillance assessment audit of our quality management system.  The Company successfully passed the audit with three minor non-conformances.  The minor non-conformances were subsequently resolved.  The Company was recommended for continued certifications.  The Company is scheduled for a microbiology assessment in February of 2022, and a surveillance audit in March-April 2022.

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

During fiscal year 2019, the Company elected to not renew its CE Mark due to no sales activity in the European Union, limited interest in Cesium-131 due to the pricing and reimbursement environment and changing European Union registration requirements that would have required significant investment into additional clinical trials. Therefore, as the Company looks at international opportunities to sell Cesium-131 seeds it will focus on those markets outside of the European Union.

During fiscal year 2021, the Company received FDA 510(k) clearance for use of C4 Imaging's Sirius® positive-signal MRI (Magnetic Resonance Imaging) markers with the Company's Cesium-131 brachytherapy seeds. Sirius® is implanted during the treatment of prostate cancer with the Cesium-131 seeds and is used to facilitate seed localization within the prostate utilizing a single post-implant MRI procedure. We are beginning a limited market release on this technology in our first quarter of fiscal year 2022 and expect it to be available for full market release later in fiscal year 2022 but there is no assurance this timing will occur.

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

Manufacturing Facility

The Company maintains a production facility located at Applied Process Engineering Laboratory (APEL) in Richland, Washington. The APEL facility became operational in September 2007. The production facility has over 15,000 square feet and includes space for isotope separation, seed production, order dispensing, a clean room for assembly of our product offerings, and a dedicated shipping area. In 2015, the Company entered into a modification to the production facility lease that modified the requirement to return the facility to ground at the time of exit at Company discretion, exercised an extension in 2017 to increase the lease term to April 30, 2021, and reduced the required notice to terminate the lease early from twelve months to six months. In July 2019, the Company entered into another modification of the production facility lease that extends the term to April 20, 2026, and maintained the then current rental rate through April 2020, and provides for an eighteen-month termination notice with an early termination penalty of up to $40,000 which decreases in the future beginning May 1, 2022.

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

Sales and Marketing

Marketing Strategy

The Company continues to implement and execute on the established sales and marketing strategy. This strategy involves a direct focus on the prostate cancer market and existing and new Cesium-131 customers, expanding treatment sites of care from traditional hospital outpatient departments to ambulatory surgery centers and to freestanding clinics, with a secondary focus on developing opportunities in emerging applications, including brain tumors, gynecological cancers and head and neck tumors. In fiscal 2022 the Company will undergo a website redesign as well as new collateral and educational materials. Due to our inability to host in-person training programs as a result of the COVID-19 pandemic, we plan to utilize the Proximie virtual communication platform. Proximie’s innovative technology is specifically designed to assist clinicians by sharing, in real time or streamed, all aspects of a medical procedure in tremendous detail. This platform allows the leading brachytherapists we currently work with to share all aspects of a procedure with other clinicians regardless of their physical location. We plan to install this learning platform in two leading centers. This education effort will allow for interactive training of new domestic sites, as well as training our international partners.

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

The market for treatments of localized prostate cancer is very competitive and largely hinges upon two factors: the demonstration of long-term follow-up data that has been presented to the prostate cancer treatment profession and the economic and strategic dynamics of the different therapeutic options. Cesium-131 was introduced to the prostate cancer marketplace more than a decade after Iodine-125 and Palladium-103, and the resulting lag time for mature clinical data to be developed has proven an obstacle to widespread market acceptance. The time to publish these results is lengthy and includes time to enroll patients in protocols which may take multiple years depending on the size of the enrollment population, time to aggregate the results at five years from the final patient treatment, time to analyze the data and author the article followed by the time for peer review, and finally publication in a medical journal. The total time for this process may approach a decade from start to publication and these long-term results were just beginning to be published at the end of fiscal year 2019. In 2019, the first long term data for Cesium-131 prostate brachytherapy have now been released from The Chicago Prostate Cancer Center. A second long term study from University of Pittsburgh Medical Center, was published in 2020. These publications continue to support adoption of Cesium-131 as they place the isotope on a more level data field with the other isotopes.

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

The professional and patient market segments each play a role in the ultimate choice of cancer treatment and the specific isotope chosen for seed brachytherapy treatment. The Company has developed a customized brand message for each audience. The Company’s website delivers personalized messaging that positions Cesium-131 as a treatment option for cancers throughout the body. Isoray continues to develop and/or refresh print, visual and digital media (including physician brochures discussing the clinical advantages of Cesium-131, clinical information materials, and digital content for the website and social media awareness efforts). In addition, the Company attends national professional meetings, including:

■	American Brachytherapy Society (ABS);

■	American Society for Therapeutic Radiation and Oncology (ASTRO);
■	Association of American Physicists in Medicine (AAPM);
■	American Urological Association (AUA);
■	Society for Neuro-Oncology (SNO);
■	American Association of Neurological Surgeons (AANS);
■	American Association for Thoracic Surgery (STS); and
■	various local chapter meetings.

Since April 2020, as a result of the national COVID-19 pandemic, many of the meetings continue to be cancelled, or transitioned to virtual formats.  The Company assesses each of these changing meeting formats individually and is working with the hosts and professional societies to maximize opportunities to raise awareness about Cesium-131 products and interact with our customers and potential customers.  As these meetings and conferences continue to evolve, we will also adapt to find the most efficient methods to support our market position. The Company will continue to invest resources in these conferences as they occur as management believes this is an effective way to educate others concerning Cesium-131.

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

Because of this consumer-driven market factor, we also promote our products directly to the public. We target the prostate cancer patient, his spouse, family, care givers and loved ones. We emphasize to these segments the specific advantages of the Cesium-131 brachytherapy seed through our website, patient advocacy efforts, informational patient materials and patient testimonials, other awareness efforts through social media channels, and advertisements in specific markets supporting brachytherapy. Over the past year, the Company has continued to increase its efforts to raise awareness about Cesium-131 and Isoray Medical. In 2020, an integrated patient community website, called Together (located at www.isoray.com/together/), was launched to help inform and educate potential patients and their families about brachytherapy. None of our websites should be considered a part of this Report. This effort continues to build on our strength as a digital innovator in patient outreach and personalized messaging. Management believes this increased awareness should ultimately translate to more patients finding a physician with Cesium-131 experience.

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

Sales and Distribution

In the prostate cancer market, our sales team targets radiation oncologists, and medical physicists as well as urologists and facility administrators as key clinical decision-makers in the type of radiation therapy offered to prostate cancer patients. As the urologist plays a key role in influencing the ultimate treatment for each prostate cancer patient, our sales team is expanding efforts to raise interest in brachytherapy within the urology community, both in direct effort and through the urology referrals at existing facilities.  We will continue to work with our existing clinicians to raise awareness in their referral community about the benefits of Cesium-131 brachytherapy.

With respect to non-prostate applications, the Company targets neurosurgeons, thoracic surgeons, gynecologic oncologists, and other surgeons in addition to radiation oncologists. After these clinicians identify the value of the Company’s Cesium-131 products, the Company then also needs support for the procedure from the medical physicists on staff and facility administrators. The sales cycle for non-prostate applications has proved to be a longer process than for prostate applications and often takes nine months or longer before the Company is licensed in a new hospital and can make its first sale.

Isoray has a direct sales organization consisting of territory sales managers, a Director of Sales, and a Vice President of Sales and Marketing responsible for the development of the team and the execution of the sales plan. The Company’s territory sales managers are responsible for all sales activities in their respective territories and solicit potential specialist physicians in all areas of the body. This approach allows our territory sales managers to call on a single location for all applications of our products, resulting in a more efficient sales approach.

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

The Company expects to continue to explore the opportunity to extend its customer base outside the U.S. market through use of established distributors in target markets of other countries. As of September 2021, the Company had independent distributors in Russia, India, and Peru to focus on prostate and centers in the targeted markets. Although it has international distribution agreements in place, due to the COVID-19 global pandemic, the Company continues to experience difficulties in generating sales of Cesium-131 products through its international distributors. With the launch of the virtual learning platform, we look forward to re-engaging with our international distributors.

Reimbursement

Reimbursement by third party payers is the primary means of payment for all Isoray products. CMS is the primary payer, providing coverage for approximately 65% of all prostate brachytherapy cases and most non-prostate procedures. Well established brachytherapy coverage and payment policies are currently in place by CMS and other non-governmental payers for out-patient procedures. For surgical procedures provided in an in-patient setting, payment is provided as part of a DRG code, which includes the surgical elements of the procedure.

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

Historically, because the Company’s seeds may not be separately reimbursed by CMS for in-patient procedures, there can be difficulty in convincing hospitals to use the Company’s products. In September 2019, the Company submitted for additional ICD-10-PCS code for other surgical procedures and in May 2020, CMS approved 64 ICD-10-PCS billing codes used for reimbursement of Cesium-131 for the hospital in-patient DRG setting. The codes allow hospitals to bill Medicare and other health insurers for specific surgical procedures that would benefit from the addition of Cesium-131. DRG, or diagnostic related groups, are designed for Medicare and other health insurers to set payment levels for hospital in-patient services.  The 64 ICD-10-PCS codes are important for the growing surgical applications of Cesium-131 in treating a significant range of hard to treat cancers including brain, lung, head and neck, abdominal, breast, gynecological, pelvic, and colorectal cancers. The new codes took effect on October 1, 2020. The codes will map to DRG payments for the associated procedures.

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

In July 2019, CMS proposed a significant change to the way Medicare currently pays for radiation services in an out-patient setting. The Radiation Oncology Alternative Payment Model (RO APM) proposed a single, bundled payment for a 90-day episode of radiation therapy including LDR brachytherapy, IMRT, SBRT, proton therapy, and HDR brachytherapy. The RO APM proposal applied the same payment levels to services provided in physician offices, free-standing centers, and hospital outpatients. In addition, certain surgical codes were proposed to be included in the bundled payment such as those for gynecological treatments. This CMS proposal for a revised payment included brachytherapy sources. All comments regarding the RO APM were due to CMS by mid-September 2019 and the Company submitted its comments prior to the deadline.

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

In July 2021, CMS proposed changes to the RO APM which includes removing brachytherapy from the list of included modalities under the RO Model so that brachytherapy would still be paid under the current fee-for-service (FFS) model. In the proposed rule, CMS explains the exclusion of brachytherapy from the RO APM is to ensure that providers would not be incentivized to forego brachytherapy in situations where a combination of brachytherapy and EBRT is clinically indicated. Additionally, the proposed rule includes a five year performance period for select zip codes of January 1, 2022 through December 31, 2026. Management is currently evaluating the impact the proposed rule may have on our business, financial condition, or results of operations.

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

Financial Information About Geographic Areas

All of the Company’s long-lived assets are located in the United States. Revenue by geographic region is based on the shipping addresses of the Company's customers. The following summarizes revenue by geographic region:

	For the year ended June 30,
	2021	2020	2019
United States	99.95%	99.96%	99.36%
Non – United States	0.05%	0.04%	0.64%
Total	100.00%	100.00%	100.00%

Other Information

Customers

The following are the Company’s top customers, facilities or physician practices that utilize multiple surgical facilities shown as a percentage of total sales for the twelve months ended June 30, 2021:

Facility	Location	% of revenue
El Camino, Los Gatos, and other facilities[1]	Northern CA	25.3%
GT Medical Technologies	Arizona	11.3%
Total		36.6%

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

One other unrelated customer accounted for approximately 5.9% of total sales, so our top three customers accounted for approximately 42.5% of total sales.

Proprietary Rights

The Company relies on a combination of patent, copyright and trademark laws, trade secrets, software security measures, license agreements and nondisclosure agreements to protect its proprietary rights. Some of the Company’s proprietary information may not be patentable.

Our management believes that certain aspects of the Isoray seed design and construction techniques are patentable innovations. These innovations resulted in a patent granted by the USPTO under Patent Number 7,410,458, in August 2008, with a currently expected expiration date in 2025. Certain methodologies regarding isotope production, separation, and seed manufacture are retained as trade secrets and are embodied in Isoray’s procedures and documentation. Four patents have been granted by the USPTO relating to methods of deriving Cesium-131 developed by Isoray employees: Patent Number 7,479,261, with a currently expected expiration date in 2027; Patent Number 7,531,150, with a currently expected expiration date in 2027; Patent Number 7,316,644, currently expected to expire in 2025; and Patent Number 7,510,691, currently expected to expire in 2027. One patent has been granted by the USPTO relating to a device for loading brachytherapy seeds: Patent Number 10,328,278, currently expected to expire in 2038. The Company has two patents that were issued on April 23, 2014 and are in force in Canada (Canada 2576907 and 2571349), both of which expire in 2025. The Company has three patents granted in the Russian Federation which expire at various times in 2024 and 2025. The Company has a single patent granted in each of the EU, Hong Kong, Netherlands and India which expire various times in 2024 and 2025. The Company has a patent application pending in the US and a single patent application filed for the Patent Cooperation Treaty. The Company is continuing its efforts to develop and patent additional methods of deriving Cesium-131 and other isotopes.

Research and Development

During the two-year period ended June 30, 2021, Isoray and its subsidiaries incurred approximately $2.6 million in costs related to research and development activities. The Company expects to continue ongoing research and development activities for the foreseeable future. Chief among R&D expenditures in fiscal year 2021 were the support of clinical research studies that are accumulating data on prostate, brain and head and neck cancers, consulting, and new product development (Blu Build™ loader and others).

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

Employees

As of September 23, 2021, Isoray employed 67 individuals, of which 61 were full-time employees. The Company’s future success will depend, in part, on its ability to attract, retain, and motivate highly qualified sales, technical and management personnel. From time to time, the Company may employ independent consultants or contractors to support its research and development, marketing, sales, accounting and administrative organizations. None of the Company’s employees are represented by any collective bargaining unit. On September 23, 2021, the Company employed seven direct sales people.

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

Management believes the Company’s patented Cesium-131 separation process is likely to provide a sustainable competitive advantage and maintain the Company as the sole producer of medical Cesium-131. Production of Cesium-131 also requires specialized facilities that represent high cost and long lead time if not readily available. In addition, a competitor would need to develop a method for isotope attachment and seed assembly, would need to conduct testing to meet NRC and FDA requirements, and would need to obtain regulatory clearances before marketing a competing device. Best Medical received FDA 510(k) clearance to market a Cesium-131 seed on June 6, 1993, but to date, twenty-eight years later, have not produced any Cesium-131 products for sale.

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

Risks Related to Our Industry and Operations

The Novel Coronavirus (COVID-19) Outbreak And Additional Outbreaks Due to Variants Could Materially Adversely Affect Our Financial Condition and Results of Operations. COVID-19 and variants such as the Delta variant may impact supply chain and product sales. Our Cesium supply comes from Russia and while at this time we are not aware of any shutdowns of nuclear facilities in Russia or limited staffing due to ongoing risk of virus transmission, this may occur in the future. We also depend on overseas flights, which were previously curtailed and are still not at their pre-pandemic levels, and any further flight cancellations may impact our supply chain. While our surgeries are not considered elective, in areas where hospitals are using most available space for COVID-19 or other chronic conditions, surgeries required to implant our seeds may be postponed or cancelled. If conditions worsen with the COVID-19 pandemic, including any variants, this may have a material adverse effect on our business.

The continued precautions due to COVID-19 and its variants has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, and suppliers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be harmed.

These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition. In addition, quarantines, stay-at-home, executive and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain.  Our ability to obtain licensure at new locations has been subject to significant delays due to COVID-19.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, it has introduced significant volatility into the global financial markets. A recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

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

We Rely Heavily On One Supplier for Our Cesium-131 and Limited Suppliers for Other Components We Require. Our Only Supplier Is In Russia And We Must Rely Solely On Only One Nuclear Reactor From Time to Time. Beginning in the third quarter of fiscal year 2019, all of our Cesium-131 has been supplied through JSC Isotope from two reactors located in Russia. Our current contract terminates on March 31, 2023. Management will seek to negotiate favorable pricing at each contract extension but there is no assurance as to the outcome of these negotiations. On August 25, 2017, the Company executed a consignment inventory agreement with MedikorPharma-Ural LLC (“Medikor”) to process the Company’s enriched barium at a specific nuclear reactor in Russia beginning in November 2017. The term of the consignment agreement is 10 years. Our source of supply of Cesium-131 from Russia is historically produced using one of two nuclear reactors which supply the irradiation needed for Cesium-131 production. One of the Russian nuclear reactors was shut down from December 2017 until August 2018, and the other Russian nuclear reactor was shut down for much of 2019, 2020 and 2021. As a result of these scheduled shutdowns, only one of the Company’s historic nuclear reactor sources was available during these periods. The consignment agreement with Medikor permits the Company to periodically rely on a second nuclear reactor for supply when it is operating. Previously, about twenty percent (20%) of our isotope supply came from the domestic MURR facility. In early fiscal 2019, the Company terminated its supply agreement with MURR thereby eliminating all domestic suppliers of this critical component of its product. This decision means that the Company has no domestic supply capabilities for Cesium-131. Management believes that with sufficient notice it may still obtain a supply of Cesium-131 from MURR but there is no assurance as to the availability and timing of fulfillment if needed. Even if Cesium-131 was supplied by MURR, MURR cannot manufacture enough supply to meet the Company’s increasing needs and requires additional cost in processing to meet the Company’s isotope specifications.

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

In July 2019, CMS proposed a significant change to the way Medicare currently pays for radiation services in an out-patient setting. The Radiation Oncology Alternative Payment Model (RO APM) proposed a single, bundled payment for a 90-day episode of radiation therapy including LDR brachytherapy, IMRT, SBRT, proton therapy, and HDR brachytherapy. The RO APM proposal applied the same payment levels to services provided in physician offices, free-standing centers, and hospital outpatients. In addition, certain surgical codes were proposed to be included in the bundled payment such as those for gynecological treatments. This CMS proposal for a revised payment included brachytherapy sources. All comments regarding the RO APM were due to CMS by mid-September 2019 and the Company submitted its comments prior to the deadline.

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

In July 2021, CMS proposed changes to the RO APM which includes removing brachytherapy from the list of included modalities under the RO Model so that brachytherapy would still be paid under the current fee-for-service (FFS) model. In the proposed rule, CMS explains the exclusion of brachytherapy from the RO APM is to ensure that providers would not be incentivized to forego brachytherapy in situations where a combination of brachytherapy and EBRT is clinically indicated. Additionally, the proposed rule includes a five year performance period for select zip codes of January 1, 2022 through December 31, 2026. Management is currently evaluating the impact the proposed rule may have on our business, financial condition, or results of operations.

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

In-patient procedures are covered by CMS and hospitals are paid based on the type and complexity of the surgery. These procedures are done as part of a Diagnostic Related Group or DRG system under which the hospital pays for all items involved in the care of the patient exclusive of the physician fees. Hospitals are less receptive to treatments which require out of pocket costs such as procedures we use for certain non-prostate applications. Certain of our DRG reimbursement amounts coupled with out-of-pocket costs imposed on hospitals make some of our surgical, in-patient procedures not financially viable. We rely on our reimbursement consultant to assist us to improve the rate of reimbursement so that our product reimbursement will create greater incentives to be used. Effective October 1, 2020, new codes took effect and now CMS can track the additional cost of the Cesium-131 seed itself and reimburse the hospital through the DRG payment system for this additional costs when an in-patient brachytherapy procedure is performed. There is no assurance we will obtain the increases necessary to keep certain procedures viable and improve the margins of others.

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

Although Cleared To Treat Any Malignant Tissue, Our Product Is Primarily Used To Treat A Single Type Of Cancer Which Is In A Flat Market. Currently, the Cesium-131 seed is used almost exclusively for the treatment of prostate cancer (approximately seventy-eight percent of our annual sales in fiscal 2021). We have been treating brain cancer which amounted to approximately fourteen percent of our sales, lung cancer which amounted to approximately three percent of our sales, gynecological cancer which amounted to approximately one percent of our sales, head and neck cancer which amounted to approximately one percent of our sales, and other cancers including pelvic cancer and colorectal cancer that combined constituted approximately three percent of our sales in fiscal year 2021. Management believes the Cesium-131 brachytherapy seed will continue to be used to treat other types of cancers as the Company identifies existing delivery systems that can be utilized or develops new delivery methods for the product, however these delivery systems may not prove as effective as anticipated. Management believes that clinical data gathered by select groups of physicians under treatment protocols specific to other organs will be needed prior to widespread acceptance of our product for treating other cancer sites. If our current and future products do not become accepted in treating cancers of other sites, our sales will continue to depend primarily on the treatment of prostate cancer, a market with increasing competition and ongoing loss of market share by all brachytherapy products.

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

Also, the emergence of IMRT as the preferred treatment alternative as a result of a much higher reimbursement rate to physicians compared to brachytherapy treatments has resulted in declining market share for brachytherapy treatment. In fiscal 2021, each of these factors continued to impact the performance of the Company in the prostate market and the industry as a whole and there is no assurance that they will not continue to impact sales of the Company in the prostate market through fiscal 2022.

We Rely Heavily On Three Customers. Approximately forty-two percent (42%) of the Company’s revenues are dependent on three customers and approximately twenty-five percent (25%) on one customer. The loss of any of these customers would have a material adverse effect on the Company’s revenues which may not be replaced by other customers particularly as these customers are in the prostate sector which is facing substantial competition from other treatments.

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

Increased Prices For, Or Unavailability Of, Raw Materials Used In Our Product Could Adversely Affect Our Revenues. Our revenues are affected by the prices of the raw materials and sub-assemblies used in the manufacture of our product. These prices may fluctuate based on a number of factors beyond our control, including changes in supply and demand, general economic conditions, labor costs, fuel related delivery costs, competition, import duties, tariffs, currency exchange rates, and government regulation. Due to the highly competitive nature of the healthcare industry and the cost containment efforts of our customers and third-party payers, we may be unable to pass along cost increases for key components or raw materials through higher prices to our customers. If the cost of key components or raw materials increases, and we are unable fully to recover these increased costs through price increases or offset these increases through other cost reductions, we could experience lower margins and profitability. Due to anticipated future growth and to assure adequate supply for our Cesium-131, we are investing in bringing a second supply of Cesium-131 online. We have invested in additional enriched barium to facilitate bringing a second reactor online. We expect that during the initial setup of the new reactor we will be ordering additional isotope to handle the potential start up variability in isotope supply and this will lower gross margins for the the six-month period ended December 31, 2021, and there is no assurance that future quarters will not require additional purchases to assure we have sufficient supplies of Cesium-131. Significant increases in the prices of raw materials or sub-assemblies that cannot be recovered through productivity gains, price increases or other methods could adversely affect our results of operations.

Our Operating Results Will Be Subject To Significant Fluctuations. Our quarterly revenues, expenses, and operating results are likely to fluctuate significantly in the future. Fluctuation may result from a variety of factors, which are discussed in detail throughout this “RISK FACTORS” section, including:

■	demand and pricing for the Company’s product;
■	effects of aggressive competitors;
■	hospital, clinic and physician purchasing decisions often impacted by vacation schedules of our primary physician customers;
■	research and development, raw materials, and manufacturing expenses;
■	patient outcomes from our product and unfavorable recommendations related to PSA testing;
■	physician acceptance of our product;
■	government or private healthcare reimbursement policies;
■	healthcare reform;
■	our manufacturing performance and capacity;
■	incidents, if any, that could cause temporary shutdown of our manufacturing facility;
■	the amount and timing of sales orders;
■	rate and success of future product approvals;
■	timing of FDA clearance, if any, of a competitive product and the rate of market penetration of competing product;
■	seasonality of purchasing behavior in our market;
■	shutdowns of hospitals or outpatient centers due to the COVID-19 pandemic and any impact COVID-19 may have on our employees;
■	overall economic conditions;
■	the successful introduction or market penetration of alternative therapies; and
■	the outcome of the FDA’s evaluation of the clearance process for class II devices.

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

Our Industry Is Intensely Competitive. The medical device industry is intensely competitive. We compete with both public and private medical device, biotechnology and pharmaceutical companies that have been in existence longer than we have, have a greater number of products on the market, have greater financial and other resources, and have other technological or competitive advantages. Radiation therapy is a key element of cancer treatment, and is delivered as external beam radiation therapy (EBRT) in the vast majority of cases. Brachytherapy with Isoray’s Cesium-131 seed competes with EBRT as both primary and adjuvant therapy. As physicians migrate to medical devices such as external beam radiation and robotic surgery that have a much higher capital cost to repay and higher profit margins, this puts increasing pressure on all brachytherapy products to compete regardless of superior treatment results. The market share for brachytherapy continues to decline as a result of this pressure from increasing usage by oncologists of external beam radiation. In addition, centers that wish to offer the Cesium-131 seed must comply with licensing requirements specific to the state, province, and/or country in which they do business and these licensing requirements may take a considerable amount of time to comply with, and the timetables to obtain licensure have been exacerbated by the COVID-19 pandemic. Within the brachytherapy industry itself, our Cesium-131 seed is more expensive and receives less favorable reimbursement in many cases than use of iodine.  Therefore, when physicians use a brachytherapy product many third party reimbursement plans provide more favorable economic incentives to use an iodine product rather than use our Cesium-131 seed. Certain centers may choose not to offer our Cesium-131 seed due to the time required to obtain necessary license amendments. We also compete with academic institutions, government agencies, and private research organizations in the development of technologies and processes and in acquiring key personnel. Although we have patents granted and patents applied for to protect our isotope separation processes, delivery system, and Cesium-131 seed manufacturing technology, we cannot be certain that one or more of our competitors will not attempt to obtain patent protection that blocks or adversely affects our product development efforts.

Cost-Containment Efforts Of Our Customers, Purchasing Groups, Third-Party Payers And Governmental Organizations Could Adversely Effect Our Sales And Profitability. The continuing efforts of governments, insurance companies and other payors of healthcare costs to contain or reduce these costs, combined with closer scrutiny of such costs, could lead to patients being unable to obtain approval for payment from these third-party payors. The cost containment measures that healthcare providers are instituting both in the U.S. and internationally could harm our business. Some healthcare providers in the U.S. have adopted or are considering a managed care system in which the providers contract to provide comprehensive healthcare for a fixed cost per person. Healthcare providers may attempt to control costs by authorizing fewer elective surgical procedures or by requiring the use of the least expensive devices possible, which could adversely affect the demand for our product or the price at which we can sell our product. Some healthcare providers have sought to consolidate and create new companies with greater market power, including hospitals. As the healthcare industry consolidates, competition to provide our product has become and will continue to become more intense. This has resulted and likely will continue to result in greater pricing pressures and the exclusion of certain suppliers from important marketing segments.

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

We Rely Upon Key Personnel. Our success will depend, to a great extent, upon the experience, abilities and continued services of our executive officers, sales staff and key scientific personnel. If we lose the services of several officers, sales personnel, or key scientific personnel, our business could be harmed. Our success also will depend upon our ability to attract and retain other highly qualified scientific, managerial, sales, and manufacturing personnel and their ability to develop and maintain relationships with key individuals in the industry. Competition for these personnel and relationships is intense and we compete with numerous pharmaceutical and biotechnology companies as well as with universities and non-profit research organizations. We are highly dependent on our direct sales organization which promotes and supports our brachytherapy product. There is intense competition for skilled sales and marketing employees, particularly for people who have experience in the radiation oncology market. Accordingly, it is difficult to hire or retain skilled individuals to sell our product. Failure to retain our direct sales force could adversely effect our growth and our ability to meet our revenue goals. There can be no assurance that our direct sales and marketing efforts will be successful. If we are not successful in our direct sales and marketing, our sales revenue and results of operations are likely to be materially adversely affected. We may not be able to continue to attract and retain qualified personnel.

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

Legal and Regulatory Risks

If We Fail To Comply With Applicable Healthcare Regulations, We Could Face Substantial Penalties And Our Business, Operations And Financial Condition Could Be Adversely Effected. Certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights may be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business, without limitation. The laws that may affect our ability to operate include, but are not limited to:

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

Governmental regulations outside the U.S. have become increasingly stringent and more common, and we may become subject to more rigorous regulation by governmental authorities in the future. In the European Union, for example, a new Medical Device Regulation was approved in 2017 which, when it went into effect in the spring of 2020, imposed significant additional premarket and post-market requirements. This new EU Medical Device Regulation caused the Company to not renew its CE Mark due to the requirement of additional clinical trials that would have required a significant investment. Penalties for a company’s non-compliance with governmental regulation could be severe, including fines and revocation or suspension of a company’s business license, mandatory price reductions and criminal sanctions. Any governmental law or regulation imposed in the future may have a material adverse effect on us.

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

The Value Of Our Granted Patents, and Our Patents Pending, Is Uncertain. Although our management strongly believes that our patent on the process for producing Cesium-131, our patents on additional methods for producing Cesium-131 and other isotopes, our patent on the manufacture of the brachytherapy seed, our delivery device patent, and anticipated future patent applications, which have not yet been filed, have significant value, we cannot be certain that other like-kind processes may not exist or be discovered, that any of these patents is enforceable, or that any of our pending or future patent applications will result in issued patents.

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

Under the FDC Act, medical devices are classified into three different categories over which the FDA applies increasing levels of regulation: Class I, Class II, and Class III. Our Cesium-131 seed has been classified as a Class II device and has received clearance from the FDA through the 510(k) pre-market notification process. Any modifications to the device that would significantly affect safety or effectiveness, or constitute a major change in intended use, would require a new 510(k) submission. As with any submittal to the FDA, there is no assurance that a 510(k) clearance would be granted to the Company.

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

Fluctuations In Insurance Cost And Availability Could Adversely Affect Our Profitability Or Our Risk Management Profile. We hold a number of insurance policies, including product liability insurance, directors’ and officers’ liability insurance, and workers’ compensation insurance. The costs of our director and officer insurance policy premiums increased nearly 15% for fiscal year 2021 (which management understands was not solely related to our operations but industry wide). If the costs of maintaining adequate insurance coverage increase significantly in the future, our operating results could be materially adversely affected. Likewise, if any of our current insurance coverage should become unavailable to us or become economically impractical, we would be required to operate our business without indemnity from commercial insurance providers. If we operate our business without insurance, we could be responsible for paying claims or judgments against us that would have otherwise been covered by insurance, which could adversely affect our results of operations or financial condition.

Risks Related to Our and Shares of Common Stock and Public Company Status

We Have Incurred Significant Losses To Date, And There Is No Guarantee That We Will Ever Become Profitable. We incurred net losses of $3,387,000 and $3,446,000 in the fiscal years ended 2021 and 2020, respectively. In addition, we have accumulated deficit from the inception of business through June 30, 2021 of $91,325,000. The costs for research and product development of our product formats along with marketing and selling expenses and general and administrative expenses have been the principal causes of our losses. We may not ever become profitable.

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

Our Stock Price Is Likely To Be Volatile. The market price of our common stock has experienced fluctuations and is likely to fluctuate significantly in the future. For example, during fiscal 2021 the closing price of one share of our common stock reached a high of $2.47 and a low of $0.36. There is generally significant volatility in the market prices and limited liquidity of securities of companies which have failed to show profits. Contributing to this volatility are various events that can affect our stock price in a positive or negative manner. These events include, but are not limited to: governmental approvals or refusals to approve of regulations or actions; market acceptance and sales growth of our product; the viability of non-prostate products; litigation involving the Company or our industry; developments or disputes concerning our patents or other proprietary rights; changes in the structure of healthcare payment systems; departure of key personnel; future sales of our securities; fluctuations in our financial results or those of companies that are perceived to be similar to us; swings in seasonal demands of purchasers; investors’ general perception of us; and general economic, industry and market conditions. In addition, the securities of many medical device companies, including us, have historically been subject to extensive price and volume fluctuations that may affect the market price of their common stock. If any of these events occur, it could cause our stock price to rise or fall.

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

We Do Not Expect To Pay Any Dividends For The Foreseeable Future. We do not anticipate paying any dividends to our stockholders for the foreseeable future. Stockholders must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Any determination to pay dividends in the future will be made at the discretion of our Board of Directors and will depend on our results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable laws and other factors that our Board deems relevant.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 – PROPERTIES

The Company’s executive offices are located at 350 Hills Street, Suite 106, Richland, WA 99354, where it leases approximately 15,300 square feet of office and laboratory space for approximately $24,800 per month plus janitorial expenses of approximately $440 per month from Energy Northwest, the owner of the Applied Process Engineering Laboratory (the APEL facility). The Company executed a modification to the existing lease in October 2015 that stipulates the tenant improvements, machinery, equipment and fixtures (TIs) are permitted to be abandoned at lease termination provided the facility is released by the Washington Department of Health. The modification also reduces the required notice to terminate early from twelve months to six months. In July 2019, the Company entered into another modification of the lease that extends the term to April 30, 2026, and maintained the then current rental rate through April 2020, and provides for an eighteen-month termination notice with an early termination penalty of up to $40,000 which decreases each year beginning May 1, 2022. The Company is not affiliated with this lessor.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is listed on the NYSE American under the symbol “ISR” and as of September 23, 2021 there were 141,915,266 shares outstanding.

The high and low sale prices as reported on the NYSE American for each quarter during the last two fiscal years are as follows:

Fiscal 2021	Q1	Q2	Q3	Q4
High	$0.78	$0.58	$2.47	$1.15
Low	$0.54	$0.36	$0.53	$0.75

Fiscal 2020	Q1	Q2	Q3	Q4
High	$0.43	$0.78	$1.06	$1.00
Low	$0.31	$0.29	$0.51	$0.43

Holders

As of September 23, 2021, there were approximately 205 common stockholders of record. The number of common stockholders was determined from the records of our stock transfer agent and does not reflect persons or entities that hold their shares in nominee or “street” name through various brokerage firms.

Dividends

The Company has never paid cash dividends on its common stock and does not plan to pay cash dividends on its common stock in the foreseeable future. Our Board of Directors anticipates that any earnings that might be available to pay dividends will be retained to finance operations.

Securities Authorized for Issuance Under Equity Compensation Plans

On December 10, 2019, the Company's Stockholders approved the Company's 2020 Equity Incentive Plan (2020 Incentive Plan). The 2020 Incentive Plan allows the Board of Directors to grant up to 6,000,000 shares of common stock to directors, officers, employees and consultants in a combination of equity incentive forms including incentive stock options (ISO), non-qualified stock options (NQSO), stock appreciation right (SAR) or restricted shares of common stock, provided that, no more than 3,000,000 shares of common stock may be granted as ISOs.

On June 15, 2017, the Company's Stockholders approved the Company's 2017 Equity Incentive Plan (2017 Incentive Plan). The 2017 Incentive Plan allows the Board of Directors to grant up to 4,000,000 shares of common stock to directors, officers, employees and consultants in a combination of equity incentive forms including incentive stock options (ISO), non-qualified stock options (NQSO), stock appreciation rights (SAR) or restricted shares of common stock.

Options granted under both plans have a ten year maximum term, an exercise price equal to at least the fair market value of the Company’s common stock (based on the trading price on the NYSE American) on the date of the grant, and with varying vesting periods as determined by the Board.

As of June 30, 2021, the following options had been granted under the 2020 Incentive Plan, the 2017 Incentive Plan and under prior stock option plans that have now expired.

Plan Category	Number of securities to be issued on exercise of outstanding options, warrants, and rights (a)	Weighted- average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation Plans (excluding securities in columns (a) and (b)
Equity compensation plans approved by security holders	4,065,000	$0.60	4,593,125	[1]
Equity compensation plans not approved by security holders	449,660	$1.33	-

Total	4,514,660	$0.67	4,593,125

1. Issuances made on July 1, 2021 decreased this number to 1,751,525 as of that date.

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

Results of Operations

Financial presentation

The following sets forth a discussion and analysis of the Company’s financial condition and results of operations for the fiscal years ended 2021, 2020, and 2019. This discussion and analysis should be read in conjunction with our consolidated financial statements appearing elsewhere in this Report. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Item 1A — Risk Factors,” beginning on page 25 of this Report. (In thousands)

	For the years ended June 30,
	2021		2020		2021 - 2020	2019		2020 - 2019
	Amount	% (a)	Amount	% (a)	% Change	Amount	% (a)	% Change

Sales, net	$10,053	100	$9,680	100	4	$7,314	100	32
Cost of sales	4,932	49	4,556	47	8	4,267	58	7
Gross profit (loss)	5,121	51	5,124	53	-	3,047	42	68

Operating expenses:
Proprietary research and development	1,427	14	1,126	12	27	1,429	20	(21)
Collaboration arrangement, net of reimbursement	-	-	-	-	-	45	1	(100)
Sales and marketing	2,440	24	2,976	31	(18)	2,679	37	11
General and administrative	4,691	47	4,571	47	3	4,172	57	10
Change in estimate of asset retirement obligation	-	-	(73)	(1)	100	-	-	(100)
Loss (gain) on equipment disposal	9	-	-	-	100	(24)	-	100
Total operating expenses	8,567	85	8,600	89	0	8,301	113	4
Operating loss	(3,446)	(34)	(3,476)	(36)	1	(5,254)	(72)	(34)

(a) Expressed as a percentage of sales, net

Sales

Fiscal 2021 sales, net increased 4% compared to fiscal 2020. The main driver of this growth was a 68% increase in other sales primarily due to increased treatments for brain cancer, including GammaTile™. In addition, part of the sales growth was due to moderate price increases that were implemented in January 2020. These increases were partially offset by a reduction in prostate cancer treatments that we believe was due to the impacts of the COVID-19 pandemic from stay-at-home orders in various states as well as hospitals' focus on treating COVID-19 patients.

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

	For the years ended June 30,
	2021		2020		2021 - 2020	2019		2020 - 2019
Treatment	Amount	%(a)	Amount	% (a)	% Change	Amount	% (a)	% Change

Prostate Brachytherapy	$7,824	78	$8,356	86	(6)	$6,488	89	29
Other sales	2,229	22	1,324	14	68	826	11	60
Sales, net	$10,053		$9,680		4	$7,314		32

(a) Expressed as a percentage of sales, net

Prostate Brachytherapy.

Prostate sales were down approximately 6% in fiscal 2021. We believe that due to stay-at-home orders in various states and hospitals' focus on COVID-19, patients' brachytherapy procedures were either delayed or cancelled. This led to a decrease in sales for prostate treatments during fiscal year 2021 when compared to fiscal year 2020. The decrease in sales volume was partially offset by a price increase that occurred in January 2020.

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

Management believes increased pressure to deliver effective healthcare in both terms of outcome and cost drove treatment options in fiscal 2021 with prostate brachytherapy receiving more consideration than in previous years.

Other Sales.

Other sales include but is not limited to brain, lung, head/neck, gynecological, pelvic treatments, and services. Other sales grew by approximately 68% in fiscal 2021. The main driver of this growth was increased treatments for brain cancer including GammaTile™. Initial applications for these other brachytherapy treatments are primarily used in recurrent cancer treatments or salvage cases that are generally difficult to treat aggressive cancers where other treatment options are either ineffective or unavailable.

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

GammaTile™ Therapy was in a limited market release beginning in January 2019 and in a full market release beginning in January 2020.  Total revenues from sales to GT Med Tech in fiscal 2021 were slightly more than ten percent of total revenues. While GT Med Tech continues to assure Isoray that its sales and marketing efforts will show steady improvements in sales there is no assurance this will occur.

Cost of sales

Cost of sales consisted primarily of the costs of manufacturing and distributing the Company’s products. The fiscal 2021 increase was primarily the result of increased labor and materials costs. Labor expenses increased by $156,000 due to additional headcount as well as annual merit increases. Materials isotope costs increased by $126,000. Higher freight costs for isotope resulted from the use of cargo flights rather than passenger flights to transport isotope from Russia to our facility due to the COVID-19 pandemic's impact on passenger flights. In addition, due to lower than anticipated sales volumes, we had excess isotope on hand which went unused. Non-isotope materials costs increased $63,000 due to increased ordering of some items in an effort to mitigate any potential supply chain issues due to the COVID-19 pandemic as well as price increases from some of our suppliers.

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

During both fiscal 2020 and 2021, the Company purchased isotope in excess of known customer orders to provide enough isotope to fill anticipated orders which may or may not materialize. The excess isotope is utilized in the production of upcoming orders where possible considering the decay rates of Cesuim-131. Any loss of isotope to decay is also included as a cost of production during the current period.

Management anticipates an increase in costs of goods sold for the six-month period ended December 31, 2021 resulting from an increased volume of isotope purchases related to its initial set up of a second nuclear reactor associated with its consignment of enriched barium and purchase of enriched barium carbonate needed for Cesium-131 production at the RIAR facility.

Research and development expenses

Research and development consisted primarily of the costs related to employee and third-party research and development activities. The fiscal 2021 increase was due mainly to increases in protocol, payroll, and consulting expenses. The Company conducted new research which contributed to a $122,000 increase in protocol expenses. Payroll expenses increased by $184,000 due to the expansion of our research and development team through reallocating existing resources and adding additional headcount as well as annual merit increases. Consulting expenses relating to market research increased by $124,000.

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

Sales and marketing expenses

Sales and marketing expenses consist primarily of the costs related to the internal and external activities of the Company’s sales, marketing and customer service division. The fiscal 2021 decrease was due to reduced payroll of $334,000 resulting from lower sales growth when compared to fiscal 2020 and the reversal of share based compensation expense upon separation of our former Executive Vice President of Sales and Marketing, as well as reduced travel of $132,000 and conventions and tradeshow expense of $28,000 as a result of the COVID-19 pandemic.

The fiscal 2020 increase was due to increased payroll of $423,000 due to incentive compensation related to the increase in sales. This increase was offset by a reduction of $130,000 in travel due to reduced travel as a result of the COVID-19 global health pandemic.

General and administrative expenses

General and administrative expenses consist primarily of the costs related to the executive, quality assurance and regulatory affairs (QA/RA), finance, human resources and information technology functions of the Company. The increase in fiscal 2021 is due to a payroll increase of $145,000 resulting from increased headcount and annual merit increases, increased insurance premiums primarily relating to D&O insurance of $74,000, increased consulting expenses primarily from information technology consulting of $56,000, employment hiring expense increased by $45,000, and software costs increased by $27,000. These were partially offset by decreased public company related expenses of $109,000, reduced legal fees of $56,000, and fewer travel expenses of $56,000 due to the COVID-19 pandemic. In addition, the majority of annual employee and director stock grants have historically been granted in the fiscal fourth quarter, however this year’s awards were granted in July 2021, subsequent to the close of the fiscal fourth quarter 2021, thus reducing share-based stock compensation expense in the full-year fiscal year-end 2021 compared to the prior fiscal year.

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

As COVID-19 spread, many states implemented new guidelines in an attempt to mitigate the spread of the virus and to conserve certain medical supplies. Those guidelines led to the cancellation or postponement of elective and non-emergency surgical procedures, including prostate brachytherapy procedures.  During fiscal year 2021, our sales revenues increased 4% compared to the fiscal year 2020, but we were still below the average monthly prostate revenues attained in our third quarter of fiscal year 2020 prior to the onset of COVID-19's impact on our operations. We believe this is due to stay-at-home orders and hospitals’ focus on COVID-19, resulting in a delay or cancellation of patients scheduled to be seen by physicians. This resulted in fewer or delayed urology referrals for prostate brachytherapy treatment.

As more states gradually lift restrictions on non-essential surgeries and other activities, we have received customer feedback of anticipated increases in implant volumes as patients begin returning from quarantines for office visits and consultations but there is no assurance this will occur or be sustained or what impact variants such as the Delta variant might cause to our operations. In the meantime, we continue to tightly manage our expenses and make fluid adjustments to isotope orders to meet potential increased treatment demands.

Liquidity and capital resources

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company has historically financed its operations through selling equity to investors. During fiscal 2021, the Company raised approximately $56,375,000 pursuant to two underwritten offerings, approximately $7,784,000 pursuant to the exercise of warrants to purchase common stock, and approximately $534,000 pursuant to the exercise of options to purchase common stock. Some of these funds were used in fiscal 2021 and existing cash reserves from prior capital raises were used to fund the Company's operations and capital expenditures during fiscal 2021 and 2020 respectively.

Our cash flows for fiscal 2021, 2020, and 2019 respectively, are summarized as follows (in thousands):

	For the years ended June 30,
	2021	2020	2019

Net cash used by operating activities	$(2,837)	$(3,641)	$(5,049)
Net cash provided by (used in) by investing activities	(410)	(287)	401
Net cash provided by financing activities	64,684	994	7,374
Net increase (decreases) in cash and cash equivalents	$61,437	$(2,934)	$2,726

	As of June 30,
	2021	2020	2019

Working Capital	$65,501	$3,932	$6,194
Current Ratio	37.37	3.50	6.53

Cash flows from operating activities

Net cash used by operating activities in fiscal 2021 was primarily due to a net loss of $3.39 million net of approximately $617,000 in adjustments for non-cash activity such as depreciation and amortization expense, the accretion of asset retirement obligation, and share-based compensation. Changes in operating assets and liabilities contributed approximately $67,000 to the cash used by operating activities.

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

Cash flows from financing activities

Financing activities for all years are presented by primary transaction category. Financing activities in fiscal 2021, 2020, and 2019 were primarily due to sales of common stock through an underwritten offering, net, a registered direct offering, net, at the market offerings, net, and warrant and option exercises each net of preferred dividends paid. Financing activities were significantly increased in fiscal 2021 compared to 2020 and 2019 due to the underwritten offerings, net.

Projected FY 2022 Liquidity and Capital Resources

Operating activities

Management forecasts that fiscal 2022 cash requirements will be similar to previous years and that current cash and cash equivalents will be sufficient to meet projected operating cash needs for the next twelve months. Monthly operating expenses are budgeted to increase for sales and marketing, research and development and general and administrative expenses in fiscal 2022 as management works to implement its strategy. Assuming no extraordinary expenses occur (whether operating or capital), if management is successful at implementing its strategy to focus on renewed emphasis to drive the consumer to the prostate market and meets or exceeds its growth targets of twenty-five percent increase in revenue in fiscal 2022 and this annual growth continues, the Company anticipates reaching cashflow break-even in three to four years. These assumptions do assume that GammaTile™ will contribute to total revenue but do not incorporate any significant growth in the other non-prostate applications as they generate nominal revenues today but if they show significant improvement, cashflow break-even could occur sooner. There is no assurance that the targeted sales growth will materialize but management is encouraged by the depth and experience of its sales team and its track record of growth during the last three fiscal years.

Capital expenditures

Management has completed the design of a future production and administration facility. If suitable construction financing is obtained and the facility constructed, it is believed that the new facility will have non-cash depreciation cost equal to or greater than the monthly rental cost of the current facility.

Management is reviewing all aspects of production operations (including process automation), research and development, sales and marketing, and general and administrative functions to evaluate the most efficient deployment of capital to ensure that the appropriate materials, systems, and personnel are available to support and drive sales.

During fiscal 2021, the Company made only nominal investment in the automation of production processes. Beginning in fiscal 2017 and continuing through fiscal 2021, the Company has invested approximately $1,064,000 in the automation of five production processes. The equipment developed for all five processes have been placed in service as of the end of fiscal 2021. This investment was implemented to allow the Company to significantly increase the output of Cesium-131 brachytherapy seeds, while allowing the Company to decrease the labor costs related to seed production and also improving the overall safety of our operations.

Financing activities

On January 23, 2020, the Company filed a Form S-3 registration statement which became effective on February 4, 2020, with the potential to register up to $80 million of equity securities. On March 31, 2020, the Company entered into an Equity Distribution Agreement (the “Agreement”) with Oppenheimer & Co., Inc. (“Oppenheimer”). The common stock sold pursuant to the Agreement was distributed at the market prices prevailing at the time of sale. The Agreement provided that Oppenheimer would be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold plus reimbursement of certain expenses. As of June 30, 2020, the Company had sold an aggregate of 1,247,232 shares under the Agreement at an average price of approximately $0.738 per common share for gross proceeds of approximately $920,000 and net proceeds of approximately $874,000. No shares were sold under this Agreement during fiscal year 2021. On October 19, 2020, the Company terminated the Agreement, effective on the same date.

On October 22, 2020, the Company sold 18,269,230 shares of its common stock at a price of $0.52 per share, for aggregate gross proceeds of $9,500,000, pursuant to the registration statement on Form S-3 that became effective on February 4, 2020. The net proceeds from the offering were approximately $8,471,000. Additionally, the Company issued to the purchasers warrants to purchase up to 9,134,615 shares of common stock. The warrants have an exercise price of $0.57 per share of common stock, are exercisable immediately, and expire five years from the date of issuance. If exercised for cash, future exercises of these warrants will provide additional capital to the Company.

On February 8, 2021, the Company sold 36,000,000 shares of its common stock at a price of $1.25 per share for aggregate gross proceeds of approximately $45,000,000, pursuant to the registration statement on Form S-3 that became effective on February 4, 2020. Additionally, the Company granted the underwriters an option to purchase an additional 5,400,000 shares of common stock at a purchase price of $1.25 per share for the purpose of covering overallotments, which was exercised on February 8, 2021 and generated gross proceeds of approximately $6,750,000. Total gross proceeds from the offering were approximately $51,750,000 and total net proceeds were approximately $47,904,000.

During fiscal 2021, the Company received approximately $7.8 million as a result of the exercise of 12,318,877 warrants to purchase common stock and $0.5 million as a result of the exercise of 970,315 options to purchase common stock.

When it does require capital in the future, the Company expects to finance its cash needs through sales of equity, possible strategic collaborations, debt financing or through other sources that may be dilutive to existing stockholders, Management anticipates that if it raises additional financing that it will be at a discount to the market price and it will be dilutive to stockholders.

Other Commitments and Contingencies

The Company’s purchase commitments and obligations include all open purchase orders and contractual obligations entered into in the ordinary course of business, including commitments with contract manufacturers and suppliers, for which we have not received the goods or services and acquisition and licensing of intellectual property. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and/or adjust our requirements based on our business needs prior to the delivery of goods or performance of services. Non-cancellable purchase commitments and obligations that will exist beyond fiscal 2022 and that are not separately presented as a liability on the balance sheet are listed below (in thousands):

		Less than	1 – 3	3 – 5	More than 5
Contractual obligations	Total	1 year	years	years	years
Seed core purchase obligation	864	216	432	216	-
Total	$864	$216	$432	$216	$-

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Impact of Inflation

Inflation had minimal impact on our net sales and revenues or on loss from continuing operations.

Recent Accounting Pronouncements

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this Item 8 is incorporated by reference to our Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm beginning at page 67 of this Report.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements or reportable events with Assure CPA, LLC (formerly DeCoria, Maichel & Teague, P.S.).

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and co-principal financial officers, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2021. Based on that evaluation, our principal executive officer and our co-principal financial officers concluded that the design and operation of our disclosure controls and procedures were effective. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedures are designed to provide a reasonable level of assurance that the objectives of the system will be met.

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

We have evaluated the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). This evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our co-principal financial officers and principal accounting officer, all of whom concluded that our internal control over financial reporting was effective as of June 30, 2021. Our evaluation of the effectiveness of our internal control over financial reporting in future periods may differ due to changing conditions or non-compliance with the policies and procedures we have established.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

Not applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board Membership and Board Committees

The directors serving the Company as of June 30, 2021 were as follows:

			Audit	Compensation	Nominations	Litigation
Name	Type	Age	Committee	Committee	Committee	Committee
Michael McCormick, Chairman	Independent	58	Member	Member	Chairman	Member

Lori Woods, Chief Executive Officer	Employee	58	N/A	N/A	N/A	N/A

Philip Vitale, MD	Independent	75	Member	Chairman	Member	N/A

Alan Hoffmann	Independent	60	Chairman	Member	Member	Chairman

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

Executive Officers

The executive officers serving the Company as of September 24, 2021 were as follows:

Name	Age	Position Held
Lori Woods[1]	59	Chief Executive Officer, Director
Jonathan Hunt	54	Chief Financial Officer, Co-Principal Financial Officer
Mark Austin[2]	34	Vice President of Finance and Corporate Controller, Co-Principal Financial and Principal Accounting Officer, Corporate Secretary
William Cavanagh III	55	Chief Research and Development Officer
Jennifer Streeter	52	Chief Operating Officer, Vice President, Human Resources

1.	Ms. Woods’ biographical information is incorporated by reference in the board membership section of Part III, Item 10.
2.	Effective August 16, 2021, Mr. Austin was appointed Vice President of Finance and Corporate Controller.

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

Mark Austin – Mr. Austin has served as Controller, Principal Financial and Accounting Officer, since July 2017 and Co-Principal Financial Officer since February 12, 2019. On September 15, 2020, Mr. Austin was appointed Corporate Secretary. On August 16, 2021, Mr. Austin was appointed Vice President of Finance and Corporate Controller. Prior to joining the Company, Mr. Austin practiced as a Certified Public Accountant with the accounting firm KPMG where he worked from October 2009 to July 2017. At KPMG, Mr. Austin served as a Senior Manager and before that, as a Manager and Senior Associate in Portland, Oregon, where he served as lead for financial statement and internal control audits within the technology industry, including for software and manufacturing companies. While at KPMG, Mr. Austin served as lead manager for a global public company; supervised, coached, and lead teams and team members; and researched technical accounting issues relevant to the technology industry. Mr. Austin holds a Bachelor of Science in Commerce degree in Accounting from Santa Clara University, in Santa Clara, California.

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

We believe that Isoray’s executive officers, directors and 10% stockholders timely complied with their filing requirements during the year ended June 30, 2021 except as follows – Lori Woods (one Form 4 with two transactions), Michael McCormick (two Form 4s with three transactions), Alan Hoffmann (two Form 4s with three transactions), Philip Vitale (two Form 4s with three transactions), Jonathan Hunt (one Form 4 with two transactions), Mark Austin (one Form 4 with two transactions), Michael Krachon (one Form 4 with two transactions), and William Cavanagh (one Form 4 with two transactions).  Each of these Form 4s was filed late.

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

Dr. Vitale, Mr. Hoffmann, and Mr. McCormick are each members of the Audit Committee. The Board of Directors has determined that Mr. Hoffmann is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC, and each Audit Committee member is independent under applicable NYSE American standards. The Board’s conclusions regarding the qualifications of Mr. Hoffmann as an audit committee financial expert were based on his service as a chief financial officer, his experience as a certified public accountant and his degree in accounting.

ITEM 11 – EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during our past two fiscal years awarded to, earned by or paid to each of the following individuals. Salary and other compensation for these officers are set or recommended to the Board by the Compensation Committee.

Summary Compensation Table

				Non-equity
Name and			Option	incentive plan	All other
principal		Salary	awards	compensation	compensation	Total
position	Year	($)	($)[1]	($)	($)[3]	($)
Lori Woods	2021	353,450	-	17,745	-	371,195
CEO and Director	2020	315,612	98,700	77,325	-	491,637
William Cavanagh	2021	244,149	-	9,190	-	253,339
CRDO	2020	220,256	59,220	38,545	-	318,021
Jennifer Streeter	2021	256,672	-	9,677	-	266,349
COO and VP of HR	2020	214,565	59,220	38,500	-	312,285

1.

Amounts represent the ASC 718, Compensation – Stock Compensation valuation for the fiscal years 2020. Options awarded vest in four equal annual installments and expire ten years after the date of grant. All options were granted at the fair market value of the Company’s stock on the date of grant and the Company used a Black-Scholes methodology as discussed in the footnotes to the financial statements to value the options.

Outstanding Equity Awards at Fiscal Year-End

Option awards

Equity Incentive Plan awards:

	Number of		Number of
	securities		securities
	underlying		underlying
	unexercised		unexercised		Option
	options		options		exercise	Option
	(#)		(#)		price	expiration
Name	exercisable		unexercisable		($)	date
Lori Woods	62,500	[7]	125,000	[7]	0.61	06/23/2030
CEO and Director	62,500	[6]	62,500	[6]	0.43	06/18/2029
	62,500	[4]	-		0.46	06/13/2028
William Cavanagh	75,000	[7]	75,000	[7]	0.61	06/23/2030
CRDO	112,500	[6]	37,500	[6]	0.43	06/18/2029
	150,000	[5]	-		0.46	06/13/2028
	225,000	[1]	-		0.605	06/27/2027
	6,660	[2]	-		0.98	06/27/2022
	20,000	[3]	-		2.46	06/17/2024
Jennifer Streeter	75,000	[7]	75,000	[7]	0.61	06/23/2030
COO and VP of HR	112,500	[6]	37,500	[6]	0.43	06/18/2029
	100,000	[5]	-		0.46	06/13/2028
	100,000	[1]	-		0.605	06/27/2027

1.	Represents a June 27, 2017, grant, all of which are exercisable as of June 27, 2020.
2.	Represents a June 27, 2012, grant, all of which were exercisable as of June 27, 2015.
3.	Represents a June 17, 2014, grant, all of which were exercisable as of June 17, 2017.
4.

Represents a June 13, 2018, grant, one-fourth of which became exercisable on December 13, 2018, one-fourth of which became exercisable on June 13, 2019, one-fourth of which became exercisable on June 13, 2020, and the final fourth became exercisable on June 13, 2021.

5.

Represents a June 13, 2018, grant, one-fourth of which became exercisable on June 13, 2018, one-fourth of which became exercisable on June 13, 2019, one-fourth of which became exercisable on June 13, 2020, and the final fourth became exercisable on June 13, 2021.

6.

Represents a June 18, 2019, grant, one-fourth of which became exercisable on June 18, 2019, one-fourth of which became exercisable on June 18, 2020, one-fourth of which became exercisable on June 18, 2021, and the final fourth will become exercisable on June 18, 2022.

7.	Represents a June 23, 2020, grant, one-fourth of which became exercisable on June 23, 2020, one-fourth of which became exercisable on June 23, 2021, one-fourth of which will become exercisable on June 23, 2022, and the final fourth will become exercisable on June 23, 2023.

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

Pearl Meyer was not retained in the fiscal 2021 year to update its 2020 compensation analysis. Due to the competitive market demand for executives surging in the initial post-COVID environment, the Compensation Committee determined it needed to institute significant raises as soon as possible before the typical raises slated for June of 2021 to pay compensation in line with its competitors and other companies actively recruiting executive level employees.  In May 2021, the Compensation Committee of the Company increased the annual base salary for Lori Woods, our Chief Executive Officer and Director, to $439,810 (26.7% increase), for William Cavanagh, Chief Research and Development Officer, to $300,000 (25.0% increase) and for Jennifer Streeter, our Chief Operating Officer and Vice President of Human Resources, to $337,840 (34.7% increase), effective May 24, 2021.

Effective July 1, 2021, options to purchase common stock were allocated to each of the following employees in the following amounts:

Lori Woods: 480,000

William Cavanagh: 320,000

Jennifer Streeter: 320,000

Director compensation for fiscal 2021 is set forth below.

Fiscal Year 2021 Director Compensation

	Fees earned
	or paid in	Option
	cash	awards	Total
Name	($)	($)	($)
Alan Hoffmann	46,500	-	46,500
Michael McCormick	45,500	-	45,500
Philip Vitale MD	46,500	-	46,500

Each non-employee director had stock options to purchase shares of the Company’s common stock outstanding as of June 30, 2021 as follows - Mr. Hoffmann had stock options to purchase 145,000 shares of common stock, Mr. McCormick had stock options to purchase 145,000 shares of common stock, and Dr. Vitale had stock options to purchase 145,000 shares of common stock. Each non-employee director was granted options to purchase 135,000 shares of the Company’s common stock on July 1, 2021.

During the fiscal year 2021, the independent directors received $3,000 per month for their service. In addition, each non-employee director received $1,000 per Board meeting attended in person or $500 per Board meeting attended via telephone and $500 per committee meeting attended. Beginning in fiscal year 2022, the independent directors now receive $5,000 per month for their service and no per meeting fees. Employee directors do not receive any compensation for their service on the Board.

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

For fiscal year 2021, the bonus plan was revised so that the Chief Executive Officer had an opportunity to earn a bonus of eight percent (8%) of her annual base salary and each other named officer had an opportunity to earn a bonus of six percent (6%) of his or her annual base salary by meeting the following parameters: half of the bonus would be paid if the Company had a twenty-five percent (25%) increase in revenue from the prior year’s comparable quarter; one quarter of the bonus would be paid if the Company had a gross margin percentage of fifty-five percent (55%) or higher in the applicable quarter; and one quarter of the bonus would be paid if the Company had a net loss margin of negative twenty-five percent (-25%) or less in the applicable quarter. Additionally, the Chief Executive Officer had an opportunity to earn a bonus of eight percent (8%) of her annual base salary and each other named officer had an opportunity to earn a bonus of six percent (6%) of his or her annual base salary by meeting the following parameters: half of the bonus would be paid if the Company had a twenty-five percent (25%) increase in revenue from the prior fiscal year; one quarter of the bonus would be paid if the Company had a gross margin percentage of fifty-five percent (55%) or higher in the fiscal year; and one quarter of the bonus would be paid if the Company had a net loss margin of negative twenty-five percent (-25%) or less in the fiscal year.

For fiscal year 2021, twelve and one-half percent (12.5%) of the metrics were achieved for the first, second, third, and fourth quarters as well as for the full fiscal year resulting in the bonuses set forth below.

NEO	2021 Bonus ($)
Lori Woods – CEO and Director	17,745
William Cavanagh – CRDO	9,190
Jennifer Streeter – COO and VP of HR	9,677

For fiscal year 2022, the bonus plan was revised so that the Chief Executive Officer has an opportunity to earn a bonus of ten percent (10%) of her annual base salary and each other named officer has an opportunity to earn a bonus of eight percent (8%) of his or her annual base salary by meeting the following parameters: half of the bonus will be paid if the Company has a twenty-five percent (25%) increase in revenue from the prior year’s comparable quarter; one quarter of the bonus will be paid if the Company has a gross margin percentage of fifty percent (50%) or higher in the applicable quarter; and one quarter of the bonus will be paid if the Company has selling, general and administrative expenses as a percentage of revenue that is less than targets set by the Board of Directors for each quarter. Additionally, the Chief Executive Officer has an opportunity to earn a bonus of ten percent (10%) of her annual base salary and each other named officer has an opportunity to earn a bonus of eight percent (8%) of his or her annual base salary by meeting the following parameters: half of the bonus will be paid if the Company has a twenty-five percent (25%) increase in revenue from the prior fiscal year; one quarter of the bonus will be paid if the Company has a gross margin percentage of fifty percent (50%) or higher in the fiscal year; and one quarter of the bonus will be paid if the Company has selling, general and administrative expenses as a percentage of revenue that is less than targets set by the Board of Directors for the fiscal year.

Risks Related to Compensation Policies and Practices

The Compensation Committee has considered whether our overall compensation program for employees in 2022 creates incentives for employees to take excessive or unreasonable risks that could materially harm our Company. We believe that several features of our compensation policies for management employees appropriately mitigate such risks, including a mix of long- and short-term compensation incentives that we believe is properly weighted, our Executive Compensation Clawback Policy and the uniformity of compensation practices across our Company, which the Compensation Committee regards as setting an appropriate level of risk taking for us. We also believe our internal legal and financial controls appropriately mitigate the probability and potential impact of an individual employee committing us to a harmful long-term business transaction in exchange for short-term compensation benefits.

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding the beneficial ownership of the Company’s common stock and preferred stock as of September 23, 2021 for (a) each person known by the Company to be a beneficial owner of five percent or more of the outstanding common or preferred stock of the Company, (b) each executive officer, director and nominee for director of the Company, and (c) directors and executive officers of the Company as a group. As of September 23, 2021, the Company had 141,915,266 shares of common stock outstanding. Except as otherwise indicated below, the address for each listed beneficial owner is c/o Isoray, Inc., 350 Hills Street, Suite 106, Richland, Washington 99354.

Common Stock Share Ownership

Name of Beneficial Owner	Common Shares Owned	Common Stock Options [1]	Common Stock Warrants[3]	Percent of Class[2]
Lori Woods	895,114	187,500	-	0.76%
Alan Hoffmann	64,230	122,500	9,615	0.14%
Michael McCormick	41,230	122,500	9,615	0.12%
Philip Vitale M.D.	130,000	122,500	10,000	0.18%
William Cavanagh III	27,692	589,160	3,846	0.44%
Jonathan Hunt	67,306	300,000	33,653	0.28%
Jennifer Streeter	5,440	387,500	-	0.28%
Mark Austin	35,230	227,500	9,615	0.19%
Directors and Executive Officers as a group	1,266,242	2,059,160	76,344	2.39%

1.	Only includes those common stock options that could be exercised for common stock within 60 days after September 23, 2021.
2.

Percentage ownership is based on 141,915,266 shares of Common Stock outstanding on September 23, 2021. Shares of Common Stock subject to stock options which are currently exercisable or will become exercisable within 60 days after September 23, 2021 are deemed outstanding for computing the percentage ownership of the person or group holding such options but are not deemed outstanding for computing the percentage ownership of any other person or group.

3.	Purchased pursuant to public offering that closed on October 22, 2020. Each share of common stock purchased included one-half of a warrant. Each whole warrant is exercisable to purchase one share of common stock at an exercise price of $0.57 per share. Each warrant is immediately exercisable, and will expire October 22, 2025.

Series B Preferred Stock Share Ownership

There is no preferred stock outstanding as of June 30, 2021. 59,065 shares of Series B preferred stock automatically converted into 59,065 shares of common stock as a result of the October 22, 2020 offering.

Securities Authorized for Issuance Under Equity Compensation Plans

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

As required under SEC rules, transactions that are determined to be directly or indirectly material to the Company or a related party would be disclosed in our Annual Report; however, during our fiscal year ended June 30, 2021, we did not have any related party transactions requiring disclosure under Reg. S-K Item 404.

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

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, Assure CPA, LLC (formerly DeCoria, Maichel & Teague, P.S.) (in thousands):

		For the Year Ended June 30,
		2021	2020

1.	Audit Fees	$67	$74
2.	Audit-Related Fees	-	-
3.	Tax Fees	11	12
4.	All other Fees	26	13
Totals		$104	$99

Audit fees include fees for the audit of our annual financial statements, reviews of our quarterly financial statements, and related consents for documents filed with the SEC. Tax fees include fees for the preparation of our federal and state income tax returns. All other fees are from consulting costs created by the review of documents related to equity offerings.

As part of its responsibility for oversight of the independent registered public accountants, the Audit Committee has established a pre-approval policy for engaging audit and permitted non-audit services provided by our independent registered public accountants, Assure CPA, LLC (formerly DeCoria, Maichel & Teague, P.S.). In accordance with this policy, each type of audit, audit-related, tax and other permitted service to be provided by the independent auditors is specifically described and each such service, together with a fee level or budgeted amount for such service, is pre-approved by the Audit Committee. The Audit Committee has delegated authority to its Chairman to pre-approve additional non-audit services (provided such services are not prohibited by applicable law) up to a pre-established aggregate dollar limit. All services pre-approved by the Chairman of the Audit Committee must be presented at the next Audit Committee meeting for review and ratification. All of the services provided by Assure CPA, LLC. described above were approved by our Audit Committee.

The Company’s principal accountant, Assure CPA, LLC, did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Isoray, Inc. and Subsidiaries

EXHIBIT INDEX

(Except as otherwise indicated (a) all exhibits were previously filed, (b) all omitted exhibits are intentionally omitted, and (c) all Reports referenced below were filed under SEC file number 001-33407.)

Exhibit #	Description
2.1	Plan of Conversion, incorporated by reference to Appendix A of the Form Def 14A filed on November 9, 2018.
3.1	Certificate of Incorporation, incorporated by reference to Exhibit A of the Form Def 14A filed on November 9, 2018.
3.2	Bylaws, incorporated by reference to Exhibit C of the Form Def 14A filed on November 9, 2018.
4.4	Form of Warrant, dated July 11, 2018, incorporated by reference to Exhibit 10.3 of the Form 8-K filed on July 11, 2018.
4.5	Form of Warrant, incorporated by reference to Exhibit A of Exhibit 10.1 of the Form 8-K filed on October 22, 2020.
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

10.3	State of Washington Radioactive Materials License dated October 6, 2005, incorporated by reference to Exhibit 10.18 of the Form SB-2 filed on November 10, 2005 (Reg. No. 333-129646).
10.4

Contract Modification, entered into on November 15, 2016 with an effective date of November 1, 2016, to Contract No. X-40403 between Energy Northwest and Isoray Medical, Inc., incorporated by reference to Exhibit 10.2 of the Form 10-Q filed on February 9, 2017.

10.5***	Isoray, Inc. 2017 Equity Incentive Plan (incorporated by reference to Appendix B to Isoray, Inc.’s Definitive Proxy Statement on Schedule 14A, filed on May 17, 2017).

10.6	Rescission and Release Agreement, dated May 2, 2017, between Isoray Medical, Inc., and the Port of Benton, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on June 8, 2017.
10.7***

Form of Isoray, Inc. Stock Option Agreement and Notice of Grant of Stock Option, by and between each grantee thereunder and Isoray, Inc., incorporated by reference to Exhibit 10.1 of the Form 8-K filed on June 30, 2017.

10.8	Consignment Agreement, dated August 25, 2017, between Isoray Medical, Inc. and MedikorPharma-Ural LLC, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 31, 2017.
10.9	Service Agreement, dated August 25, 2017, between Isoray Medical, Inc. and MedikorPharma-Ural LLC, incorporated by reference to Exhibit 10.2 of the Form 8-K filed on August 31, 2017.
10.10

Manufacturing and Supply Agreement, dated January 3, 2018, between Isoray Medical, Inc. and GT Medical Technologies, Inc., incorporated by reference to Exhibit 10.1 of the Form 8-K filed on January 8, 2018.

10.11

Collaborative Development Agreement, dated effective as of March 13, 2017, between Isoray Medical, Inc. and GammaTile, LLC, incorporated by reference to Exhibit 10.2 of the Form 8-K filed on January 8, 2018.

10.12	Lease Agreement, dated effective May 2, 2007, between Isoray Medical, Inc. and Energy Northwest, incorporated by reference to Exhibit 10.42 of the Form 8-K filed on May 8, 2007.
10.13***	Isoray, Inc. Stock Option Agreement and Notice of Grant of Stock Option to Lori A. Woods, dated June 13, 2018, incorporated by reference to Exhibit 10.2 of the Form 8-K filed on June 19, 2018.
10.14	Services Agreement, dated August 13, 2018, between Isoray Medical, Inc. and Schultz Public Relations, LLC, incorporated by reference to Exhibit 10.2 of the Form 8-K filed on September 25, 2018.
10.15

Amendment to Exhibit B of Manufacturing and Supply Agreement between Isoray Medical, Inc. and GT Medical Technologies, Inc., dated December 28, 2018 (confidential treatment granted for redacted portions), incorporated by reference to Exhibit 10.5 of the Form 10-Q filed on February 13, 2019.

10.16

Amended and Restated Manufacturing and Supply Agreement, dated April 26, 2019, between Isoray Medical, Inc. and GT Medical Technologies, Inc., (confidential treatment granted for redacted portions), incorporated by reference to the Form 8-K filed on May 2, 2019.

10.17

Amendment to Exhibit B of Manufacturing and Supply Agreement between Isoray Medical, Inc. and GT Medical Technologies, Inc., dated December 28, 2018 (confidential treatment granted for redacted portions), incorporated by reference to the Form 8-K filed on May 28, 2019.

10.18	Contract Modification, entered into on November 15, 2016 with an effective date of November 1, 2016, to Contract No. X-40403 between Energy Northwest and Isoray Medical, Inc, incorporated by reference to Exhibit 10.2 of the Form 10-Q filed on February 9, 2017.
10.19	Contract Modification, entered into on August 19, 2019 with an effective date of July 3, 2019, to Contract No. X-40403 between Energy Northwest and Isoray Medical, Inc., incorporated by reference to Exhibit 10.45 of the Form 10-K filed on September 27, 2019.
10.20***	2020 Equity Incentive Plan, incorporated by reference to Appendix A to Isoray, Inc.'s Definitive Proxy Statement on Schedule 14A filed on October 25, 2019.
10.21	Amendment to Exhibit A and Amendment No. 2 to Exhibit B of Amended and Restated Manufacturing and Supply Agreement, dated effective January 13, 2020, between Isoray Medical, Inc. and GT Medical Technologies, Inc., incorporated by reference to Exhibit 10.1 of the Form 8-K filed on January 16, 2020 (confidential portions of the exhibit have been omitted).
10.22***	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on February 19, 2020.
10.23	Equity Distribution Agreement, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on April 6, 2020.
10.24	Supply Contract, dated August 26, 2020, between Isoray Medical, Inc., and Joint Stock Company «Isotope», incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 31, 2020 (confidential portions of the exhibit have been omitted).
10.25	Supply Contract, dated August 26, 2020, between Isoray Medical, Inc., and Joint Stock Company «Isotope», incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 31, 2020 (confidential portions of the exhibit have been omitted).
10.26	Amendment to Amended and Restated Manufacturing and Supply Agreement between Isoray Medical, Inc. and GT Medical Technologies, Inc., dated October 16, 2020, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on October 19, 2020.
10.27	Underwriting Agreement between Isoray, Inc. and Oppenheimer & Co. Inc., dated October 20, 2020, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on October 22, 2020.
10.28	Underwriting Agreement between Isoray, Inc. and Oppenheimer & Co. Inc., dated February 4, 2021, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on February 4, 2021.
10.29	Addendum No. 1 to Supply Contract, dated February 10, 2021, by and between Isoray Medical, Inc. and Joint Stock Company. incorporated by reference to Exhibit 10.1 of the Form 8-K filed on February 12, 2021.
10.30	Supply Contract, dated March 18, 2021, between Isoray Medical, Inc., and Joint Stock Company «Isotope», incorporated by reference to Exhibit 10.1 of the Form 8-K filed on March 23, 2021 (confidential portions of the exhibit have been omitted).
10.31***	Form of Executive Employment Agreement, dated effective May 24, 2021, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on May 28, 2021.
10.32	Lease Modification, dated May 27, 2021, between Energy Northwest and Isoray Medical, Inc., incorporated by reference to Exhibit 10.1 of the Form 8-K filed on June 3, 2021.
14.1	Code of Conduct and Ethics, incorporated by reference to Exhibit 14.1 of the Form 10-KSB filed on October 11, 2005. (File No. 000-14247)
14.2	Code of Ethics for Chief Executive Officer & Senior Financial Officers, incorporated by reference to Exhibit 14.2 of the Form 10-KSB filed on October 11, 2005. (File No. 000-14247)
21.1*	Subsidiaries of the Company.
23.1*	Consent of Assure CPA, LLC.
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Financial Officer
31.3*	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Financial Officer
32**	Section 1350 Certifications.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed Herewith
**	Furnished Herewith
***	Denotes Management Contract or Compensatory Plan or Arrangement

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Isoray, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Isoray, Inc. and Subsidiaries (“the Company”) as of June 30, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Assure CPA, LLC (formerly DeCoria, Maichel & Teague, P.S.)

We have served as the Company's independent auditor since 2005.

Spokane, Washington

September 27, 2021

Isoray, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except shares)

	June 30,	June 30,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$63,828	$2,392
Accounts receivable, net	2,013	2,044
Inventory	980	645
Prepaid expenses and other current assets	481	426

Total current assets	67,302	5,507
Non-current assets:
Property and equipment, net	1,958	1,735
Right of use asset, net	768	1,001
Restricted cash	182	181
Inventory, non-current	76	137
Other assets, net	130	138

Total assets	$70,416	$8,699

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$730	$654
Lease liability	252	236
Accrued protocol expense	98	35
Accrued radioactive waste disposal	100	94
Accrued payroll and related taxes	362	352
Accrued vacation	259	204

Total current liabilities	1,801	1,575
Non-current liabilities:
Lease liability, non-current	524	769
Accrued payroll and related taxes, non-current	77	55
Asset retirement obligation	608	577

Total liabilities	3,010	2,976
Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock, $.001 par value; 7,000,000 shares authorized: Series B: 5,000,000 shares allocated; no and 59,065 shares issued and outstanding	-	-
Common stock, $.001 par value; 200,000,000 shares authorized; 141,915,266 and 68,897,779 shares issued and outstanding	142	69
Additional paid-in capital	158,589	93,592
Accumulated deficit	(91,325)	(87,938)

Total stockholders' equity	67,406	5,723

Total liabilities and stockholders' equity	$70,416	$8,699

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars and shares in thousands, except for per-share amounts)

	Year Ended June 30
	2021	2020	2019

Sales, net	$10,053	$9,680	$7,314
Cost of sales	4,932	4,556	4,267
Gross profit	5,121	5,124	3,047

Operating expenses:
Research and development:
Proprietary research and development	1,427	1,126	1,429
Collaboration arrangement, net of reimbursement (Note 14)	-	-	45
Total research and development	1,427	1,126	1,474
Sales and marketing	2,440	2,976	2,679
General and administrative	4,691	4,571	4,172
(Gain) loss on equipment disposals	9	-	(24)
Change in estimate of asset retirement obligation (Note 8)	-	(73)	-
Total operating expenses	8,567	8,600	8,301

Operating loss	(3,446)	(3,476)	(5,254)

Non-operating income:
Interest income	59	30	108
Other income	-	-	2
Non-operating income, net	59	30	110

Net loss	(3,387)	(3,446)	(5,144)
Preferred stock dividends	(3)	(11)	(11)

Net loss applicable to common stockholders	$(3,390)	$(3,457)	$(5,155)

Basic and diluted loss per share	$(0.03)	$(0.05)	$(0.08)

Weighted average shares used in computing net loss per share:
Basic and diluted	103,841	67,601	67,042

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
(In thousands, except shares)

	Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances at June 30, 2018	59,065	$-	56,331,147	$56	$84,322	$(79,348)	$5,030

Issuance of common stock pursuant to exercise of options			56,900	-	15		15
Issuance of common stock pursuant to registered direct offering, net			11,000,000	11	7,359		7,370
Payment of dividend to preferred stockholders					(11)		(11)
Share-based compensation					420		420
Net loss	-	-	-	-	-	(5,144)	(5,144)

Balances at June 30, 2019	59,065	$-	67,388,047	$67	$92,105	$(84,492)	$7,680

Issuance of common stock pursuant to exercise of options			262,500	1	130		131
Issuance of common stock pursuant to at the market offering, net			1,247,232	1	873		874
Payment of dividend to preferred stockholders					(11)		(11)
Share-based compensation					495		495
Net loss	-	-				(3,446)	(3,446)

Balances at June 30, 2020	59,065	$-	68,897,779	$69	$93,592	$(87,938)	$5,723

Conversion of preferred stock to common stock	(59,065)	-	59,065	-
Issuance of common stock pursuant to exercise of options			970,315	1	533		534
Issuance of common stock pursuant to underwritten offering, net			59,669,230	60	56,315		56,375
Issuance of common stock pursuant to exercise of warrants			12,318,877	12	7,772		7,784
Payment of dividend to preferred stockholders					(9)		(9)
Share-based compensation					386		386
Net loss						(3,387)	(3,387)

Balances at June 30, 2021	-	$-	141,915,266	$142	$158,589	$(91,325)	$67,406

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended June 30,
	2021	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,387)	$(3,446)	$(5,144)
Adjustments to reconcile net loss to net cash used by operating activities:
Lease expense	4	4	-
Depreciation expense	149	147	136
(Gain) loss on equipment disposals	10	-	(24)
Amortization of other assets	37	38	50
Accretion of asset retirement obligation	31	29	31
Change in estimate of asset retirement obligation	-	(73)	-
Share-based compensation	386	495	420
Changes in operating assets and liabilities:
Accounts receivable	31	(890)	38
Inventory	(274)	(97)	128
Prepaid expenses and other current assets	(56)	(121)	30
Accounts payable and accrued expenses	76	(29)	(708)
Accrued protocol expense	63	(98)	56
Accrued radioactive waste disposal	6	20	37
Accrued payroll and related taxes	32	318	(66)
Accrued vacation	55	62	(33)

Net cash used by operating activities	(2,837)	(3,641)	(5,049)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(381)	(273)	(444)
Additions to other assets	(30)	(14)	(14)
Proceeds from disposal of equipment	1	-	34
Proceeds from maturity of certificates of deposit	-	-	5,550
Purchases of and interest from certificates of deposit	-	-	(4,725)

Net cash provided by (used in) investing activities	(410)	(287)	401

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred dividends paid	(9)	(11)	(11)
Proceeds from sales of common stock, pursuant to underwritten offering, net	56,375	-	-
Proceeds from sales of common stock, pursuant to registered direct offering, net	-	-	7,370
Proceeds from sales of common stock, pursuant to at the market offering, net	-	874	-
Proceeds from sales of common stock, pursuant to exercise of warrants	7,784	-	-
Proceeds from sales of common stock, pursuant to exercise of options	534	131	15

Net cash provided by financing activities	64,684	994	7,374

Net increase (decrease) in cash, cash equivalents, and restricted cash	61,437	(2,934)	2,726
Cash, cash equivalents, and restricted cash beginning of year	2,573	5,507	2,781
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH END OF YEAR	$64,010	$2,573	$5,507

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$63,828	$2,392	$5,326
Restricted cash	$182	$181	$181
Total cash, cash equivalents, and restricted cash	$64,010	$2,573	$5,507

Non-cash investing and financing activities:
Recognition of operating lease liability and right of use asset	$-	$1,228	$-
Warrants issued to placement agent of registered direct offering	$-	$-	$163

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc.

Notes to Consolidated Financial Statements

For the years ended June 30, 2021, 2020 and 2019

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

Investments

Investments in debt securities with original maturities greater than three months and remaining maturities less than one year are classified as “Short-term investments” and included in current assets. Investments with remaining maturities greater than one year are classified as “Investments, non-current” and are included in noncurrent assets. These investments are held to maturity and carried at amortized cost.

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

Property and Equipment

Property and Equipment is capitalized and carried at cost less accumulated depreciation. Depreciation expense is recorded to cost of sales and operating expenses. Normal maintenance and repairs are charged to expense as incurred. When any assets are sold or otherwise disposed of, the cost and accumulated depreciation are reversed with any resulting gain or loss being recognized on the consolidated statement of operations.

Depreciation is computed using the straight-line method over the following estimated useful lives:

Production equipment (in years)	3	to	7
Office equipment (in years)	2	to	10
Furniture and fixtures (in years)	2	to	10

Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset.

Property and equipment that is acquired but not yet placed in service is recorded on the balance sheets at cost and no depreciation expense or accumulated depreciation is recognized until the property and equipment is placed in service.

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

Asset Retirement Obligation

The estimated fair value of the future retirement costs of the Company’s leased assets and the costs for the decontamination and reclamation of equipment located within the footprint leased asset are recorded as a liability on a discounted basis when a contractual obligation exists; an equivalent amount is capitalized to property and equipment. The initial recorded obligation is discounted using the Company's credit-adjusted risk-free rate and is reviewed periodically for changes in the estimated future costs underlying the obligation. The Company amortizes the initial amount capitalized to property and equipment and recognizes accretion expense in connection with the discounted liability over the estimated remaining useful life of the leased assets. Adjustments and changes to either the timing or amount of the original present value estimate underlying the obligation are made in the period incurred.

Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced liquidation sale. At June 30, 2021 and 2020, the carrying value of financial instruments, which included restricted cash, approximated fair value.

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

At June 30, 2021 and 2020, there were no assets or liabilities measured at fair-value on a recurring basis which were measured using Level 3 inputs. Certain assets and liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).

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

Research and Development - Collaborative Arrangement

Research and development costs incurred and shared in connection with a collaborative research and development project are separately stated in the consolidated statements of operation under “Research and development: Collaboration arrangements, net of reimbursement” and are expensed as incurred.

Advertising and Marketing Costs

Advertising costs are expensed as incurred except for the cost of tradeshows and related marketing materials which are deferred until the tradeshow occurs. (In thousands)

	For the Years Ended June 30,
	2021	2020	2019
Advertising and marketing costs expensed (including tradeshows)	$84	$141	$210

	At June 30,
	2021	2020
Prepaid marketing expenses deferred until event occurs	$21	$14

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

Income Taxes

Income taxes are accounted for under the liability method. Under this method, the Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years based on the reporting of certain costs in different periods for financial statement and income tax purposes. This method also requires the recognition of future tax benefits such as net operating loss carry-forwards, to the extent that realization of such benefits is not subject to an allowance. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment of the change. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense in the period that they are assessed.

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

Securities that could be dilutive in the future are as follows:

	June 30,
	2021	2020	2019
Preferred stock	-	59,065	59,065
Common stock warrants	2,645,738	6,080,000	6,080,000
Common stock options	4,514,660	5,497,505	4,645,315
Total potential dilutive securities	7,160,398	11,636,570	10,784,380

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

Recent Accounting Pronouncements

Accounting Standards Updates Adopted

In November 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606, which, among other things, provides guidance on how to assess whether certain collaborative arrangement transactions should be accounted for under Topic 606. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The update was adopted on July 1, 2020 and had no effect on the consolidated financial statements.

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

3.	Inventory

Inventory consisted of the following (in thousands):

	June 30,
Inventory, current	2021	2020
Raw materials	$645	$401
Work in process	286	221
Finished goods	49	23
Total inventory, current	$980	$645

	June 30,
Inventory, non-current	2021	2020
Enriched barium, non-current	$-	$117
Raw materials, non-current	76	20
Total inventory, non-current	$76	$137

Inventory, non-current represents raw materials that were ordered in quantities to obtain volume cost discounts which based on current and anticipated sales volumes will not be consumed within an operating cycle. On August 25, 2017, the Company entered into a Consignment Agreement and related Services Agreement with MedikorPharma-Ural LLC to begin utilizing our enriched barium-130 carbonate inventory. The Company anticipates obtaining enough Cesium-131 under this arrangement to obtain approximately 4,000 curies of Cesium-131. During the year ended June 30, 2021 and 2020, the Company obtained zero and 31 curies, respectively, under this agreement which has been used in production. At June 30, 2021, the Company estimates that the remaining enriched barium will result in 894 curies; approximately all of which will be obtained in the year ended June 30, 2022. There is no assurance as to whether the agreement will be terminated before this full amount is obtained and other supply sources are used, nor is there assurance that the third-party reactor which relies on this Consignment Agreement will be used by the Cesium-131 supplier under contract with the Company.

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,
	2021	2020
Prepaid insurance	$107	$95
Other prepaid expenses	315	273
Other current assets	27	27
Other receivables	32	31
Total prepaid expenses and other current assets	$481	$426

5.	Property & Equipment

Property & equipment consisted of the following (in thousands):

	June 30,
	2021	2020
Land	$366	$366
Equipment	4,202	3,872
Leasehold improvements	4,143	4,143
Other[1]	495	871
Property and equipment	9,206	9,252
Less accumulated depreciation	(7,248)	(7,517)
Property and equipment, net	$1,958	$1,735

1.

Plant and equipment, not placed in service are items that meet the capitalization threshold or which management believes will meet the threshold at the time of completion and which have yet to be placed into service as of the date of the balance sheet, and therefore, no depreciation expense has been recognized. Also included at June 30, 2021 and 2020 are costs associated with advance planning and design work on the Company’s new production facility of approximately $207,000. The advance planning and design work was primarily incurred in fiscal year 2017. The new production facility is currently on hold as the Company has sufficient production capacity to meet future demands and while the Company focuses its resources on revenue growth. It is anticipated that the Company will continue work on the new production facility process in the next three to five years.

6.	Restricted Cash

The Washington Department of Health requires the Company to provide collateral for the decommissioning of its facility. To satisfy this requirement, the Company has a bank account with a balance of $182,000. The account is termed restricted cash and classified as a long-term asset as the Company does not anticipate decommissioning the facility until the end of the current lease. The current lease as extended in July 2019 expires April 30, 2026. The cash will become unrestricted following the decommissioning of the facility and the release of the facility by the Washington Department of Health back to the landlord.

7.	Other Assets, net

Other assets, net of accumulated amortization consisted of the following (in thousands):

	June 30,
	2021	2020
Website development	$90	$90
Licenses	520	516
Patents and trademarks	378	366
Total Other Assets	988	972
Less: Accumulated Amortization	(858)	(834)
	$130	$138

	Year Ended June 30,
	2021	2020	2019
Amortization expense on website development	$7	$8	$14
Amortization expense on licenses	14	14	18
Amortization expense on patents and trademarks	16	16	18
Total amortization expense	$37	$38	$50

Future amortization is expected to be as follows (in thousands):

Year ended June 30, 2022	$42
2023	24
2024	23
2025	21
2026	10
Thereafter	10
$130

8.	Leases

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

Upon the adoption of Topic 842 on July 1, 2019, the Company recognized a right-of-use asset and lease liability of approximately $1.2 million. In determining the amount of the right-of-use asset and lease liability, we assumed the termination of the lease in April 2024 and incurring a termination penalty of $20,000. As of the date of adoption, a right of use asset and a corresponding lease liability of approximately $1.2 million were recognized on the balance sheet based upon the present value of the future base payments discounted at a 6% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit discount rate. The weighted average remaining term and discount rate as of June 30, 2021 was 2.8 years and 6%, respectively.

For the fiscal years ended June 30, 2021, 2020, and 2019 our operating lease expense was approximately $304,000, $294,000, and $285,000 respectively, and is recognized in the statement of operations in cost of sales and general and administrative expenses. For the fiscal years ended June 31, 2021, 2020 and 2019 our operating lease expense recognized in cost of sales was approximately $195,000, $187,000 and $184,000 respectively and our lease expense recognized in general and administrative expense was approximately $109,000, $107,000 and $101,000 respectively.

The following table presents the future operating lease payments and lease liability included on the consolidated balance sheet related to the Company’s operating lease as of June 30, 2021 (in thousands):

Year Ending June 30,
2022	292
2023	292
2024	264
Total	848
Less: Imputed interest	(72)
Total Lease Liability	776
Less current portion	(252)
Non-current Lease Liability	$524

Asset Retirement Obligation

The Company has an asset retirement obligation (ARO) associated with the facility it currently leases. The following table presents the change in the ARO (in thousands):

	Year ended June 30,
	2021	2020
Beginning balance	$577	$621
Accretion of discount	31	29
Gain on change in ARO estimate due to lease modification	-	(73)
Ending Balance	$608	$577

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

The Company’s stockholders approved the 2017 Incentive Plan (“2017 Plan”) in June 2017. The 2017 Plan allows the Board of Directors to grant up to 4,000,000 shares of common stock to directors, officers, employees and consultants in a combination of equity incentive forms including incentive stock options (ISO), non-qualified stock options (NQSO), stock appreciation right (SAR) or restricted shares of common stock.

The Company’s stockholders approved the 2020 Incentive Plan (“2020 Plan”) in December 2019. The 2020 Plan allows the Board of Directors to grant up to 6,000,000 shares of common stock to directors, officers, employees and consultants in a combination of equity incentive forms including incentive stock options (ISO), non-qualified stock options (NQSO), stock appreciation right (SAR) or restricted shares of common stock. Options granted under all of the Plans have a ten year maximum term, an exercise price equal to at least the fair market value of the Company’s common stock (based on the trading price on the NYSE American) on the date of the grant, and with varying vesting periods as determined by the Board.

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

The weighted average fair value of stock option awards granted and the key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows:

	For the Year Ended June 30,
	2021			2020			2019
Weighted average fair value		$0.86			$0.39			$0.31
Options issued		400,000			1,330,000			1,252,500
Exercise price	$0.64	to	$1.66	$0.32	to	$0.61	$0.37	to	$0.55
Expected term (in years)		5			5			5
Risk-free rate	0.22%	to	0.94%	0.33%	to	1.80%	1.83%	to	2.91%
Volatility	83%	-	100%	83%	-	89%	89%	-	105%

The following table presents the share-based compensation expense (in thousands):

	For the Year Ended June 30,
	2021	2020	2019
Cost of sales	$30	$21	$38
Research and development expense	104	111	84
Sales and marketing expense	49	125	96
General and administrative expense	203	238	202
Total share-based compensation	$386	$495	$420

The total value of the stock options awards is expensed ratably over the vesting period of the employees receiving the awards. As of June 30, 2021, total unrecognized compensation cost related to stock-based options and awards was approximately $519,000 and the weighted-average period over which it is expected to be recognized is approximately 1.13 years.

A summary of stock option information within the Company’s share-based compensation plans during the fiscal years is presented below:

	Options
	Outstanding	Price (a)	Life (b)	Value (c)
Balance at June 30, 2018	3,759,840	$0.69	7.75	$49
Granted (d)	1,252,500	.44
Expired	(242,000)	.41
Forfeited	(68,125)	.54
Exercised	(56,900)	.26
Balance at June 30, 2019	4,645,315	$0.64	7.95	$1
Granted (d)	1,330,000	.61
Expired	(192,810)	1.33
Forfeited	(22,500)	.42
Exercised	(262,500)	.49
Balance at June 30, 2020	5,497,505	$0.62	7.85	$233
Granted (d)	400,000	1.18
Expired	(149,405)	1.07
Forfeited	(263,125)	.53
Exercised	(970,315)	.55
Balance at June 30, 2021	4,514,660	$0.67	7.27	$984

Vested and expected to vest at June 30, 2021	4,514,660	$0.67	7.27	$984

Exercisable at June 30, 2021	3,443,826	$0.66	6.75	$793

(a)	Weighted average exercise price per share.
(b)	Weighted average remaining contractual life.
(c)	Aggregate intrinsic value (in thousands).
(d)

All options granted had exercise prices equal to or greater than the ending closing market price of the Company’s common stock on the grant date. The options were granted to employees and management by the Compensation Committee and had vesting periods from immediate to five years.

	For the Year Ended June 30,
	2021	2020	2019
Aggregate intrinsic value of options exercised (in thousands)	$770	$83	$11

The Company’s current policy is to issue new shares to satisfy option exercises.

On July 1, 2021, the Company granted 2,841,600 stock option awards to employees and directors.

10.	Stockholders’ Equity

The authorized capital structure of the Company consists of $.001 par value preferred stock and $.001 par value common stock.

Common Stock

On January 23, 2020, the Company filed a Form S-3 registration statement which became effective on February 4, 2020, with the potential to register up to $80 million of equity securities. On March 31, 2020, the Company entered into an Equity Distribution Agreement (the “Agreement”) with Oppenheimer & Co., Inc. (“Oppenheimer”). The common stock sold pursuant to the Agreement was distributed at the market prices prevailing at the time of sale. The Agreement provided that Oppenheimer was entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold plus reimbursement of certain expenses. As of June 30, 2020, the Company had sold an aggregate of 1,247,232 shares under the Agreement at an average price of approximately $0.738 per common share for gross proceeds of approximately $920,000 and net proceeds of approximately $874,000. No shares were sold under this Agreement during fiscal year 2021. On October 19, 2020, the Company terminated the Agreement, effective on the same date.

On October 22, 2020, the Company sold 18,269,230 shares of its common stock at a price of $0.52 per share, for aggregate gross proceeds of $9,500,000, pursuant to the registration statement on Form S-3 that became effective on February 4, 2020. The net proceeds from the offering were approximately $8,471,000. Additionally, the Company issued to the purchasers warrants to purchase up to 9,134,615 shares of common stock. The warrants have an exercise price of $0.57 per share of common stock, are exercisable immediately, and expire five years from the date of issuance. If exercised for cash, future exercises of these warrants will provide additional capital to the Company.

On February 8, 2021, the Company sold 36,000,000 shares of its common stock at a price of $1.25 per share for aggregate gross proceeds of approximately $45,000,000, pursuant to the registration statement on Form S-3 that became effective on February 4, 2020. Additionally, the Company granted the underwriters an option to purchase an additional 5,400,000 shares of common stock at a purchase price of $1.25 per share for the purpose of covering overallotments, which was exercised on February 8, 2021 and generated gross proceeds of approximately $6,750,000. Total gross proceeds from the offering were approximately $51,750,000 and total net proceeds were approximately $47,904,000.

During Fiscal 2021, the Company received approximately $7.8 million as a result of the exercise of 12,318,877 warrants to purchase common stock and $0.5 million as a result of the exercise of 970,315 options to purchase common stock.

Preferred Stock

The Company’s Certificate of Incorporation authorizes 7,000,000 shares of $0.001 par value preferred stock available for issuance with such rights and preferences, including liquidation, dividend, conversion, and voting rights, as described below. In connection with redomiciling the Company to Delaware, Preferred Stock Series A, C and D designations were terminated. There were no shares issued under these Series. Series B is the remaining Series authorized at June 30, 2021 and had no issued and outstanding shares at June 30, 2021.

Series B

Series B preferred shares are entitled to a cumulative 15% dividend annually on the stated par value per share. These shares are convertible into shares of common stock at the rate of one share of common stock for each share of Series B preferred stock, and are subject to automatic conversion into common stock upon the closing of an underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933 covering the offer and sale of common stock in which the gross proceeds to the Company are at least $4,000,000. Series B preferred stockholders have voting rights equal to the voting rights of common stock, except that the vote or written consent of a majority of the outstanding preferred shares is required for any changes to the Company’s Certificate of Incorporation, Bylaws or Certificate of Designation, or for any bankruptcy, insolvency, dissolution or liquidation of the Company. Upon liquidation of the Company, the Company’s assets are first distributed ratably to the Series B preferred stockholders and then to the holders of the Common Stock. Pursuant to the terms of the 59,065 shares of Series B preferred stock issued and outstanding they were converted to common stock as a result of the “firm” underwritten offering in October 2020.

On December 8, 2020, the Board of Directors declared a dividend on the Series B Preferred Stock of all outstanding and cumulative dividends through October 22, 2020. The total dividends of $9,000 were paid as of December 31, 2020. On December 10, 2019, the Board of Directors declared a dividend on the Series B Preferred Stock of all outstanding and cumulative dividends through December 31, 2019. The total dividends of $11,000 were paid as of December 31, 2019. At June 30, 2021 and 2020, there were zero and 59,065 Series B preferred shares outstanding and cumulative dividends in arrears were $0 and $5,000 respectively.

Warrants

During the year ended June 30, 2020 the Company did not issue any warrants.

During the year ended June 30, 2021 the Company issued a total of 9,134,615 warrants in connection with the public offering that was completed on October 22, 2020. The key assumptions used in the Black-Scholes valuation model to calculate the fair value of the warrants issued, are as follows:

Warrants issued	9,134,615
Exercise price	$0.57
Expected term (in years)	5
Risk-free rate	0.38%
Volatility	85%

The following table summarizes the activity of all stock warrants and weighted average exercise prices.

	Warrants	Price (a)
Balance at June 30, 2018	250,000	$0.54
Warrants issued	5,830,000	0.76
Balance at June 30, 2019	6,080,000	$0.75
Balance at June 30, 2020	6,080,000	$0.75
Warrants issued	9,134,615	.57
Warrants exercised	(12,318,877)	.63
Warrants expired	(250,000)	.54
Balance at June 30, 2021	2,645,738	$0.70

(a)	Weighted average exercise price per share.

As of June 30, 2021, the Company had 272,250 common warrants outstanding exercisable on or before July 10, 2023, 1,375,000 common warrants outstanding exercisable on or before January 11, 2024, and 998,488 common warrants outstanding exercisable on or before October 22, 2025 with a weighted average remaining contractual life of 3.15 years.

11.	Income Taxes

Due to net losses, the Company did not record an income tax provision or benefit for the years ending June 30, 2021, 2020 and 2019.

The significant deferred tax components using a federal income tax rate of 21% for the years ended June 30, 2021 and 2020 are as follows (in thousands):

	As of June 30,
	2021	2020
Fixed assets	$55	$124
Share-based compensation	563	682
Other accruals	49	37
Asset retirement obligation	128	121
Research credit carryforwards	277	218
Other	6	6
Net operating loss carryforwards	16,568	15,799
Total deferred tax assets	17,646	16,987
Valuation allowance	(17,646)	(16,987)
Total	$-	$-

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to 100% of the net deferred tax asset has been recorded at both June 30, 2021 and 2020.

The Company has federal net operating loss carryforwards of approximately $67.5 million on June 30, 2021 that can be used to offset future regular taxable income. These net operating loss carryforwards expire at various times through the years 2025 to 2038. Additionally, the Company has federal net operating loss carryforwards of approximately $11.4 million on June 30, 2021 that can be used to offset 80% of future regular taxable income that do not have an expiration date.

The Company has a research credit carryforward of approximately $0.3 million on June 30, 2021 that expire at various times through the years 2037 to 2041.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "Cares Act") was enacted. The CARES Act changed net loss carryforward and back provisions and the business interest expense limitation. The Company has evaluated the impact of the CARES Act and determined that none of the changes would result in a material cash benefit to the Company.

The Company’s statutory rate reconciliation is as follows (in thousands):

	For the year ended June 30,
	2021	2020	2019
U.S. federal statutory income tax rate	21%	21%	21%
Expected income tax benefit	$(711)	$(724)	$(1,080)
Meals and entertainment	6	8	12
Non-deductible penalties	22	24	18
Change in estimate	28	(58)	(178)
Incentive stock options	48
Research credit	(52)	11	-
Change in valuation allowance	659	739	1,228
Income tax expense (benefit)	$-	$-	$-

The Company has reviewed the tax positions taken and concluded that it does not have a potential liability for uncertain tax positions.

Currently, tax years 2019-2021 remain open for examination by United States taxing authorities. Net operating losses prior to 2019 could be adjusted during an examination of open years.

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

During fiscal years 2021, 2020 and 2019, the Company recorded royalty expenses of $0, $0, and $33,000, respectively.

Isotope Purchase Agreement

On August 26, 2020, a new supply contract was signed with The Open Joint Stock Company for a term of August 2020 to December 2021 as the Company had purchased the maximum amount of Cesium-131 permitted under the prior agreement. On February 10, 2021, an addendum was signed updating delivery locations. On March 18, 2021, the Company entered into a new supply contract with JSC Isotope pursuant to which the Company will purchase Cesium-131 for a term from March 18, 2021 through March 31, 2023. On July 29, 2021, an addendum was signed that adds a manufacturer, adds a shipper of goods, and increases the amount of Cesium-131 the Company can purchase. On August 19, 2021, an addendum was signed that adds MedikorPharma-Ural LLC, a company incorporated in accordance with the laws of Russia (“Medikor”), as a supplier to supply enriched barium carbonate for the manufacture of Cesium-131 to JSC Isotope on behalf of the Company.

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

Gross costs incurred in connection with the collaboration agreement during fiscal years 2021, 2020 and 2019 were $0, $0 and $266,000, respectively. As of June 30, 2021 and 2020, the Company had no receivable balance related to this CDA.

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

The Company’s financial instruments that were exposed to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable.

The Company’s cash and cash equivalents were maintained with high-quality financial institutions at June 30, 2021 and 2020, respectively. At June 30, 2021 and 2020, respectively, all cash balances were guaranteed by the Federal Deposit Insurance Corporation (FDIC) and there were no cash equivalents.

The Company routinely assesses the financial strength of its customers and provides an allowance for doubtful accounts as necessary. At both June 30, 2021 and 2020, the allowance was approximately $26,000.

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

The following table provides the selected quarterly financial data for fiscal years 2021 and 2020 (dollars and shares in thousands, except for per share amounts):

	Quarters ended
	September 30,	December 31,	March 31,	June 30,
	2020	2020	2021	2021
Net revenue	$2,384	$2,359	$2,600	$2,710
Gross profit	$1,246	$1,167	$1,362	$1,346
Net loss	$(713)	$(868)	$(745)	$(1,061)
Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Shares used in basic and diluted per share calculation	68,898	83,047	122,566	141,673

	Quarters ended
	September 30,	December 31,	March 31,	June 30,
	2019	2019	2020	2020
Net revenue	$2,315	$2,206	$2,880	$2,279
Gross profit/(loss)	$1,236	$1,111	$1,706	$1,071
Net loss	$(816)	$(897)	$(545)	$(1,188)
Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Shares used in basic and diluted per share calculation	67,388	67,388	67,558	68,075

1.	Due to rounding, the total of the individual quarters and the year-end calculation on the Consolidated Statement of Operations may be different.

17.	Contracts with Customers

We routinely enter into agreements with customers that include general commercial terms and conditions, notification requirements for price increases, shipping terms, and in most cases, prices for the products that we offer. However, these agreements do not obligate us to provide goods to the customer and there is no consideration promised to us at the onset of these arrangements. For customers without separate agreements, we have a standard list price established for all products and our invoices contain standard terms and conditions that are applicable to those customers where a separate agreement is not controlling. Our performance obligations are established when a customer submits an order for goods, and we accept the order. We identify performance obligations as the sale of our products and services as requested from our customers. We generally recognize revenue upon the satisfaction of these criteria when control of the product has been transferred to the customer at which time we have an unconditional right to receive payment. Our prices are fixed and are not affected by contingent events that could impact the transaction price. We do not offer price concessions and do not accept payment that is less than the price stated when we accept the purchase order, except in rare credit related circumstances. We do not have any material performance obligations where we are acting as an agent for another entity.

Revenues for all products are typically recognized at the time the product is shipped, at which time the title passes to the customer, and there are no further performance obligations.

Sources of Revenue

We have identified the following revenues disaggregated by revenue source:

1.	Domestic – direct sales of products and services.

2.	International – direct sales of products and services.

During the fiscal years 2021, 2020 and 2019, the Company had revenue from both sources. International revenues in all periods was immaterial. For the fiscal year 2021, prostate brachytherapy comprised 78% of our revenue while other revenue, which includes but is not limited to brain, lung, head/neck, gynecological, pelvic treatments, and services, comprised 22% compared to 86% and 14%, respectively, in the fiscal year 2020 and 89% and 11%, respectively, in the fiscal year 2019.

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

Concentration of Customers

The following are the Company’s top customers, facilities or physician practices that utilize multiple surgical facilities shown as a percentage of total sales for the twelve months ended June 30, 2021:

	Year ended June 30,
Facility	2021 % of total revenue	2020 % of total revenue	2019 % of total revenue
El Camino, Los Gatos, & other facilities[1]	25.3%	26.8%	22.1%
GT Medical Technologies	11.3%	<10.0%	<10.0%

1.

The head of the single largest physician practice also serves as the Company’s medical director. As the medical director, this physician advises the Company Board of Directors and management, provides technical advice related to product development and research and development, and provides internal training to the Company sales staff and professional training to our sales staff and to other physicians. None of these facilities individually make up more than 10% of our revenue or accounts receivable.

The following is the Company’s top customer shown as a percentage of total accounts receivable for the twelve months ended June 30, 2021:

	Year ended June 30,
Facility	2021 % of total accounts receivable	2020 % of total accounts receivable	2019 % of total accounts receivable
GT Medical Technologies	10.2%	<10.0%	<10.0%

18.	Subsequent Events

On July 1, 2021, the Company granted 2,841,600 stock option awards to employees and directors.

On July 29, 2021, the Company entered into Addendum No. 1 to its supply contract with Joint Stock Company, a Russian company, originally dated March 18, 2021, for the purchase of Cesium-131. The Addendum adds a manufacturer, adds a shipper of goods, and increases the amount of Cesium-131 the Company can purchase.

On August 19, 2021, the Company entered into Addendum No. 2 to its supply contract with Joint Stock Company, a Russian company, originally dated March 18, 2021, for the purchase of Cesium-131. The Addendum adds MedikorPharma-Ural LLC, a company incorporated in accordance with the laws of Russia , as a supplier to supply enriched barium carbonate for the manufacture of Cesium-131 to JSC Isotope on behalf of the Company.

On September 9, 2021, the Company entered into a Consignment Agreement with MedikorPharma-Ural LLC, a company incorporated in accordance with the laws of Russia.

The Company’s source of supply of Cesium-131 is produced using two Russian nuclear reactors which supply the neutron irradiation needed for Cesium-131 production. One of the Russian nuclear reactors will be working at a reduced capacity and be shut down later in calendar year 2021. As a result of the upcoming shutdown, only one of the Company’s historic suppliers of Cesium-131 will be available during these periods.

To help mitigate this situation, pursuant to the Consignment Agreement, the Company will purchase 6000 mg of enriched barium carbonate for $720,000, which is needed for the manufacture of Cesium-131, and consign this inventory to Medikor. It is expected that beginning in October 2021, Medikor will use the barium carbonate consigned by the Company and contract with a third-party manufacturer to produce Cesium-131. Pursuant to the Consignment Agreement, Medikor will pay the Company varying US dollar amounts per curie of Cesium-131 the Company purchases. The amount varies based on how many curies of Cesium-131 the Company purchases. It is further expected that a separate third-party contractor will receive the Cesium-131 produced by the third-party manufacturer and will sell the Cesium-131 exclusively to the Company. This arrangement would have the effect of minimizing the impact on the Company of the temporary shutdown of one of the nuclear reactors that serves as its source of Cesium-131 from Russia. The Company anticipates obtaining enough Cesium-131 under this arrangement to obtain over 5,000 curies of Cesium-131 through the end of the term, December 31, 2030, but there is no assurance as to whether the Consignment Agreement will be terminated before this full amount is obtained and other supply sources are used, nor is there assurance that the agreements with the third-parties will be executed.

ITEM 16 – FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 27, 2021

ISORAY, INC., a Delaware corporation

By /s/ Lori A. Woods
Lori A. Woods, Chief Executive Officer, Director

By /s/ Jonathan Hunt
Jonathan Hunt, Chief Financial Officer,
Co-Principal Financial Officer

By /s/ Mark J. Austin
Mark J. Austin, Vice President of Finance and Corporate Controller,
Co-Principal Financial and Principal Accounting Officer, Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 27, 2021

/s/ Lori A. Woods
Lori A. Woods, Chief Executive Officer, Director

/s/ Jonathan Hunt
Jonathan Hunt, Chief Financial Officer,
Co-Principal Financial Officer

/s/ Mark J. Austin
Mark J. Austin, Vice President of Finance and Corporate Controller,
Co-Principal Financial and Principal Accounting Officer, Corporate Secretary

/s/ Michael McCormick
Michael McCormick, Chairman

/s/ Alan Hoffmann
Alan Hoffmann, Director

/s/ Philip Vitale
Philip Vitale, Director