Form 10-Q
period 2021-09-30
Isoray, Inc.
filed 2021-11-10
CIK 728387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class	Outstanding as of November 09, 2021
Common stock, $0.001 par value	141,915,266

i

ISORAY, INC.

ii

PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Isoray, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(In thousands, except shares)

	September 30,	June 30,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$61,690	$63,828
Accounts receivable, net	1,902	2,013
Inventory	1,060	980
Prepaid expenses and other current assets	306	481

Total current assets	64,958	67,302

Property and equipment, net	1,953	1,958
Right of use asset, net (Note 8)	705	768
Restricted cash	182	182
Inventory, non-current	792	76
Other assets, net	120	130

Total assets	$68,710	$70,416

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$768	$730
Lease liability (Note 8)	256	252
Accrued protocol expense	120	98
Accrued radioactive waste disposal	102	100
Accrued payroll and related taxes	300	362
Accrued vacation	253	259

Total current liabilities	1,799	1,801
Non-current liabilities:
Lease liability, non-current (Note 8)	459	524
Accrued payroll and related taxes, non-current	77	77
Asset retirement obligation	616	608

Total liabilities	2,951	3,010
Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 141,915,266 and 141,915,266 shares issued and outstanding	142	142
Additional paid-in capital	159,185	158,589
Accumulated deficit	(93,568)	(91,325)

Total stockholders' equity	65,759	67,406

Total liabilities and stockholders' equity	$68,710	$70,416

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(Dollars and shares in thousands, except for per-share amounts)

	Quarter ended September 30,
	2021	2020

Sales, net	$2,564	$2,384
Cost of sales	1,535	1,138
Gross profit	1,029	1,246

Operating expenses:
Research and development	702	312
Sales and marketing	761	581
General and administrative	1,840	1,067
Total operating expenses	3,303	1,960

Operating loss	(2,274)	(714)

Non-operating income:
Interest income, net	31	1
Non-operating income, net	31	1

Net loss	(2,243)	(713)
Preferred stock dividends	-	(3)

Net loss applicable to common stockholders	(2,243)	(716)

Basic and diluted loss per share	$(0.02)	$(0.01)

Weighted average shares used in computing net loss per share:
Basic and diluted	141,915	68,898

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Quarter ended September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,243)	$(713)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	59	34
Amortization of other assets	10	10
Accretion of asset retirement obligation	8	8
Share-based compensation	596	85
Changes in operating assets and liabilities:
Accounts receivable, net	111	286
Inventory	(796)	(63)
Prepaid expenses and other current assets	175	18
Accounts payable and accrued expenses	40	106
Accrued protocol expense	22	56
Accrued radioactive waste disposal	2	6
Accrued payroll and related taxes	(62)	(189)
Accrued vacation	(6)	18

Net cash used by operating activities	(2,084)	(338)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(54)	(113)

Net cash used by investing activities	(54)	(113)

Net decrease in cash, cash equivalents, and restricted cash	(2,138)	(451)
Cash, cash equivalents, and restricted cash beginning of quarter	64,010	2,573
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH END OF QUARTER	$61,872	$2,122

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$61,690	$1,940
Restricted cash	182	182
Total cash, cash equivalents, and restricted cash shown on the consolidated statements of cashflows	$61,872	$2,122

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
(In thousands, except shares)

	Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances at June 30, 2020	59,065	$-	68,897,779	$69	$93,592	$(87,938)	$5,723

Share-based compensation					85		85
Net loss						(713)	(713)

Balances at September 30, 2020	59,065	$-	68,897,779	$69	$93,677	$(88,651)	$5,095

	Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances at June 30, 2021	-	$-	141,915,266	$142	$158,589	$(91,325)	$67,406

Share-based compensation					596		596
Net loss						(2,243)	(2,243)

Balances at September 30, 2021	-	$-	141,915,266	$142	$159,185	$(93,568)	$65,759

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the quarter ended September 30, 2021 and 2020

1.	Basis of Presentation

The accompanying unaudited interim consolidated financial statements are those of Isoray, Inc., and its wholly-owned subsidiaries, referred to herein as “Isoray” or the “Company”. All significant intercompany accounts and transactions have been eliminated in the consolidation. In the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial statements have been included. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes as set forth in the Company’s annual report filed on Form 10-K for the year ended June 30, 2021.

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

The Company anticipates that as the result of continuing operating losses and the significant net operating losses available from prior fiscal years, its effective income tax rate for fiscal year 2022 will be 0%.

2.	New Accounting Standards

Accounting Standards Updates to Become Effective in Future Periods

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board or “FASB” that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

3.	Loss per Share

Basic and diluted earnings (loss) per share are calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. At September 30, 2021 and 2020, the calculation of diluted weighted average shares did not include convertible preferred stock, common stock warrants, or options that are potentially convertible into common stock as those would be antidilutive due to the Company’s net loss position.

Securities not considered in the calculation of diluted weighted average shares, but that could be dilutive in the future as of September 30, 2021 and 2020, were as follows (in thousands):

	September 30,
	2021	2020
Series B preferred stock	-	59
Common stock warrants	2,646	6,080
Common stock options	7,326	5,533
Total potential dilutive securities	9,972	11,672

4.	Inventory

Inventory consisted of the following at September 30, 2021 and June 30, 2021 (in thousands):

	September 30,	June 30,
	2021	2021
Raw materials	$757	$645
Work in process	268	286
Finished goods	35	49
Total inventory, current	$1,060	$980

	September 31,	June 30,
	2021	2021
Enriched barium, non-current	$720	$-
Raw materials, non-current	72	76
Total inventory, non-current	$792	$76

Inventory, non-current represents raw materials that were ordered in quantities to obtain volume cost discounts which based on current and anticipated sales volumes will not be consumed within an operating cycle. On  August 25, 2017, the Company entered into a Consignment Agreement and related Services Agreement with MedikorPharma-Ural LLC to begin utilizing our enriched barium-130 carbonate inventory. At June 30, 2021, the Company estimated that this remaining enriched barium would result in 894 curies.

On September 9, 2021, the Company entered into another Consignment Agreement with MedikorPharma-Ural LLC. Pursuant to the September 2021 Consignment Agreement, the Company purchased 6000 mg of enriched barium carbonate for $720,000 during September 2021, which is needed for the manufacture of Cesium-131, and consigned this inventory to Medikor. During the three months ended September 30, 2021, the Company did not obtain any curies of Cesium-131 under these agreements. At September 30, 2021, the Company estimates that the remaining enriched barium will result in 5,894 curies; approximately 894 of which will be obtained in the next twelve months and 5,000 will be obtained after September 30, 2022. There is no assurance as to whether the agreement will be terminated before this full amount is obtained and other supply sources are used, nor is there assurance that the third-party reactor which relies on these Consignment Agreements will be used by the Cesium-131 supplier under contract with the Company.

5.	Property and Equipment

Property and equipment consisted of the following at September 30, 2021 and June 30, 2021 (in thousands):

	September 30,	June 30,
	2021	2021
Land	$366	$366
Equipment	4,305	4,202
Leasehold improvements	4,143	4,143
Other[1]	445	495
Property and equipment	9,259	9,206
Less accumulated depreciation	(7,306)	(7,248)
Property and equipment, net	$1,953	$1,958

1 Plant and equipment, not placed in service are items that meet the capitalization threshold or which management believes will meet the threshold at the time of completion and which have yet to be placed into service as of the date of the balance sheet, and therefore, no depreciation expense has been recognized. Also included at September 30, 2021 and June 30, 2021 are costs associated with advance planning and design work on the Company’s new production facility of approximately $207,000. The advance planning and design work was primarily incurred in fiscal year 2017. The new production facility is currently on hold as the Company has sufficient production capacity to meet future demands and while the Company focuses its resources on revenue growth. It is anticipated that the Company will continue work on the new production facility in the next three to five years.

6.	Share-Based Compensation

The weighted average fair value of stock option awards granted and the key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows:

	For the Three Months Ended September 30,
	2021			2020
Weighted average fair value		$0.58			$0.46
Options issued		2,951,600			40,000
Exercise price	$0.69	to	$0.79	$0.64	to	$0.74
Expected term (in years)		5			5
Risk-free rate	0.73%	to	0.89%	0.22%	to	0.29%
Volatility		99%			83%

The following table presents the share-based compensation expense recognized for stock-based options during the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months ended September 30,
	2021	2020
Cost of sales	$44	$2
Research and development expenses	130	12
Sales and marketing expenses	49	18
General and administrative expenses	373	53
Total share-based compensation	$596	$85

As of September 30, 2021, total unrecognized compensation expense related to stock-based options was approximately $1,572,000 and the related weighted-average period over which it is expected to be recognized is approximately 1.31 years.

A summary of stock options within the Company’s share-based compensation plans as of September 30, 2021 was as follows (in thousands except for exercise prices and terms):

			Weighted
		Weighted	Average
	Number of	Exercise	Contractual	Intrinsic
As of September 30, 2021	Options	Price	Term (Years)	Value
Outstanding	7,326	$.72	8.08	$343
Vested and expected to vest	7,326	$.72	8.08	$343
Vested and exercisable	4,205	$.68	7.07	$289

There were no stock options exercised during the three months ended September 30, 2021 and 2020, respectively. The Company’s current policy is to issue new shares to satisfy stock option exercises.

There were 2,951,600 and 40,000 option awards granted with a fair value of approximately $1,712,000 and $18,000, during the three months ended September 30, 2021 and 2020, respectively.

There were 7,500 and 2,000 stock option awards which expired during the three months ended September 30, 2021 and 2020, respectively.

There were 132,500 and 2,500 stock option awards forfeited during the three months ended September 30, 2021 and 2020, respectively.

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

8.	Leases

For the three months ended September 30, 2021 and 2020 our operating lease expense was approximately $77,000 and $73,000 respectively. For the three months ended September 30, 2021 and 2020 our operating lease expense recognized in cost of sales was approximately $49,000 and $46,000 respectively and our lease expense recognized in general and administrative expense was approximately $28,000 and $27,000 respectively. The weighted average remaining term and discount rate as of September 30, 2021 was 2.6 years and 6%, respectively.

The following table presents the future operating lease payments and lease liability included on the consolidated balance sheet related to the Company’s operating lease as of September 30, 2021 (in thousands):

Year Ending June 30,
2022 (remaining nine months)	219
2023	292
2024	264
Total	775
Less: imputed interest	(60)
Total lease liability	715
Less current portion	(256)
Non-current lease liability	$459

9.	Contracts with Customers

Sources of Revenue

We have identified the following revenues disaggregated by revenue source:

1.	Domestic – direct sales of products and services.

2.	International – direct sales of products and services.

During the three months ended September 30, 2021 and 2020 the Company had no, and nominal international revenue, respectively. For the three months ended September 30, 2021, prostate brachytherapy comprised 77% of our revenue, while other revenue, which includes but is not limited to brain, lung, head/neck, gynecological, and pelvic treatments, and services, comprised 23% compared to 79% and 21%, respectively, in the three months ended September 30, 2020.

Concentration of Customers

The following are the Company's top customers, facilities, or physician practices that utilize multiple surgical facilities shown as a percentage of total sales:

	Three Months Ended September 30,
Facility	2021 % of total revenue	2020 % of total revenue
El Camino, Los Gatos, & other facilities	28.5%	25.7%
GT Medical Technologies	15.0%	<10.0%

As of September 30, 2021 and 2020 respectively, no individual customers, or facilities, or physician practices made up greater than 10% of our accounts receivable.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, inventories, accrued liabilities, derivative liabilities and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s annual report on Form 10-K as filed with the SEC on September 27, 2021 are those that depend most heavily on these judgments and estimates. As of September 30, 2021 there had been no material changes to any of the critical accounting policies contained therein.

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

The Company has distribution agreements outside of the United States. These distributors are responsible for obtaining regulatory clearance to sell the Company’s products in their territories, with the support of the Company. As of the date of this Report, the Company has distributors in the Russian Federation, Peru and India with no reported revenues in these locations during the three months ended September 30, 2021.

The Company has a supply agreement with The Open Joint Stock Company <<Isotope>>, a Russian company, for the supply of Cesium-131 for a term of August 2020 to December 2021. On March 18, 2021, the Company entered into a new supply contract (the “New Agreement”) with JSC Isotope pursuant to which the Company will purchase Cesium-131 for a term from March 18, 2021 through March 31, 2023. Our source of supply of Cesium-131 from Russia is historically produced using one of two nuclear reactors which supply the irradiation needed for Cesium-131 production. One of the Russian nuclear reactors was shut down from December 2017 until August 2018, and the other Russian nuclear reactor shut down for much of 2019, 2020 and 2021. As a result of these scheduled shutdowns only one of the Company's historic Russian suppliers of Cesium-131 was available during these periods. The Company also has a consignment inventory agreement with MedikorPharma-Ural LLC (“Medikor”) to process the Company’s enriched barium at another nuclear reactor in Russia. The term of this consignment agreement began in November 2017 and is for 10 years.

On September 9, 2021, the Company entered into another Consignment Agreement with MedikorPharma-Ural LLC. Pursuant to this Consignment Agreement, the Company purchased 6,000 mg of enriched barium carbonate for $720,000, which is needed for the manufacture of Cesium-131, and consigned this inventory to Medikor. Beginning in October 2021, Medikor started to use the barium carbonate consigned by the Company and contract with a third-party manufacturer to produce Cesium-131. Pursuant to this Consignment Agreement, Medikor pays the Company varying US dollar amounts per curie of Cesium-131 the Company purchases. The amount varies based on how many curies of Cesium-131 the Company purchases. This arrangement is expected to minimize the impact on the Company of the temporary shutdown of one of the nuclear reactors that serves as its source of Cesium-131 from Russia.

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

The Company recently attended the annual meeting of the American Society for Therapeutic Radiation Oncology (“ASTRO”) held in Chicago in October 2021. There were several presentations on Cesium-131 that continue to support the use of Cesium-131 for recurrent brain metastases and high grade meningiomas both with the GammaTile™ and the Company's legacy product with braided strands.

Results of Operations

Three months ended September 30, 2021 and 2020 (in thousands):

	Three months ended September 30,
	2021		2020		2021 - 2020
	Amount	% (a)	Amount	% (a)	% Change
Sales, net	$2,564	100	$2,384	100	8
Cost of sales	1,535	60	1,138	48	35
Gross profit	1,029	40	1,246	52	(17)

Operating expenses:
Research and development expenses	702	27	312	13	125
Sales and marketing expenses	761	30	581	24	31
General and administrative expenses	1,840	72	1,067	45	72

Total operating expenses	3,303	129	1,960	82	69
Operating loss	$(2,274)	(89)	$(714)	(30)	218

(a)	Expressed as a percentage of sales, net

Sales

Sales, net for the three months ended September 30, 2021 increased 8% compared to the three months ended September 30, 2020. The Company’s sales personnel continued to bring on new accounts while also working with existing customers to increase their order volumes. We believe that due to hospitals’ renewed focus on COVID-19 due to the Delta variant during the three months ended September 30, 2021 in various states, patients’ brachytherapy procedures continued to be delayed or cancelled. In addition, several key physicians took extended vacations during the quarter ended September 30, 2021 which also negatively impacted our revenues. In the prior year period many physicians did not take extended vacations due to stay-at-home orders that were in place in several states. Further, we believe that hospitals are having a difficult time staffing nurses needed to support procedures our products are utilized in.

The sales breakdown between prostate and non-prostate applications is set forth below.

Three months ended September 30, 2021 and 2020 (in thousands):

	Three months ended September 30,
	2021		2020		2021 - 2020
	Amount	% (a)	Amount	% (a)	% Change
Prostate brachytherapy	$1,973	77	$1,890	79	4
Other sales	591	23	494	21	20
Sales, net	2,564	100	2,384	100	8

(a)	Expressed as a percentage of sales, net

Prostate Brachytherapy

Prostate sales increased by approximately 4% during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. We believe that due to hospitals’ focus on COVID-19 including the Delta variant during the three months ended September 30, 2021 in various states, patients’ brachytherapy procedures continued to be delayed or cancelled. This led to a smaller increase in sales for prostate treatments during the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

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

Beginning in October, we recently treated a few patients with C4 Imaging's Sirius® positive-signal MRI (Magnetic Resonance Imaging) markers with Cesium-131 seeds after “pre-market” activities with this technology were completed in September.

Other Sales

Other sales includes, but is not limited to, brain, lung, head/neck, gynecological, and pelvis treatments, as well as services. Other sales, net increased by 20% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The main driver of this growth was increased services as well as treatments for pelvic and lung cancers. The increase in services was mainly due to an increase in the minimum order fee due from GT Medical Technologies as their forecast was greater than their actual orders during the three months ended September 30, 2021. Initial applications for these other brachytherapy treatments are primarily used in recurrent cancer treatments or salvage cases that are generally difficult to treat aggressive cancers where other treatment options are either ineffective or unavailable.

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

GammaTile™ Therapy was originally cleared for treating recurrent brain cancers. GT Med Tech filed a 510k with the FDA on an expanded indication of GammaTile™ Therapy to include treatment of newly diagnosed brain tumors with an application of Cesium-131. On January 27, 2020, GT Med Tech announced that it had received clearance from the FDA for an expanded indication allowing patients of newly diagnosed malignant brain tumors to be treated by GammaTile™ Therapy. For the three months ended September 30, 2021, total revenues from sales including minimum order fees to GT Med Tech were approximately 15% of sales.

Cost of sales

Cost of sales consists primarily of the costs of manufacturing and distributing the Company’s products.

Contributing to the increase in the three months ended September 30, 2021 and 2020 comparison were increases in isotope and other materials costs as well as increases in labor and depreciation. Due to lower than forecasted levels of sales volumes, we had excess isotope on hand which went unused. Other materials costs increased due to supplier price increases. Labor costs increased due to annual merit increases for production personnel as well as additional headcount and depreciation increased due to completion of production automation projects.

Gross Profit

Contributing to the three months ended September 30, 2021 and 2020 gross profit decline was lower than anticipated sales due to orders being cancelled or postponed due to COVID-19, increases in isotope costs due to lower than forecasted sales volumes which led to excess isotope on hand which went unused, and increases in payroll due to annual merit increases and additional headcount. Additionally, material costs increased compared to the three months ended September 30, 2020.

Research and development

Research and development consists primarily of employee and third party costs related to research and development activities.

Contributing to the three months ended September 30, 2021 and 2020 research and development comparison was an increase in payroll due to annual merit increase as well as additional headcount and an increase in consulting expenses relating to market research. This increase was partially offset by a reduction in investment in the development of the Blu Build™ delivery system for real-time prostate brachytherapy.

On December 31, 2020, the Company received FDA 510k clearance for use of C4 Imaging's Sirius® positive-signal MRI (Magnetic Resonance Imaging) markers with the Company's Cesium-131 brachytherapy seeds. Sirius® is implanted during the treatment of prostate cancer with the Cesium-131 seeds and is used to facilitate seed localization within the prostate utilizing a single post-implant MRI procedure. We finished our premarket activities related to the Sirius® marker during the first quarter of fiscal 2022 and we are starting a product performance evaluation (formerly referred to as a limited market release) on this technology in the second quarter of fiscal 2022 and expect it to be available for full market release later in fiscal year 2022 but there is no assurance this timing will occur.

Management believes that research and development expenses will continue at this level as we continue to explore new projects and collaborations.

Sales and marketing expenses

Sales and marketing expenses consist primarily of the costs related to the internal and external activities of the Company’s sales, marketing and customer service functions of the Company.

Contributing to the quarters ended September 30, 2021 and 2020 comparison was an increase in travel and tradeshow costs due to some COVID-19 restrictions being eased as well as increased payroll expenses resulting from annual merit increases and new hires. These increases were partially offset by a reduction in consulting expenses due to reclassification of reimbursement consulting to general and administrative expenses.

General and administrative expenses

General and administrative expenses consist primarily of the costs related to the executive, human resources/training, quality assurance/regulatory affairs, finance, and information technology functions of the Company.

Contributing to the three months ended September 30, 2021 and 2020 comparison were increased payroll due to annual merit increases and new hires, employment hiring expenses, IT consulting expenses, director and officer insurance expense, public company related expenses, increased audit and legal fees, and increased travel due to the easing of some COVID-19 restrictions. In addition, the majority of annual employee and director stock grants have historically been granted in the fiscal fourth quarter, however awards for performance in fiscal 2021 were granted in July 2021 thereby increasing share-based stock compensation expense in the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

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

As COVID-19 spread, many states implemented new guidelines in an attempt to mitigate the spread of the virus and to conserve certain medical supplies. Those guidelines led to the cancellation or postponement of elective and non-emergency surgical procedures, including prostate brachytherapy procedures.  Although during the first three months of fiscal 2022, our sales revenues increased 8% compared to the first three months of fiscal 2021, we were still below the average monthly prostate revenues attained in our third quarter of fiscal 2020 prior to the outset of COVID-19's impact on our operations. We believe this is due to hospitals’ focus on COVID-19 including variants, resulting in a delay or cancellation of patients scheduled to be seen by physicians. This resulted in fewer or delayed urology referrals for prostate brachytherapy treatment.

In the first three months of fiscal 2022, we forecasted an increase in cases, particularly prostate cases, which did not occur due to an increase in the Delta variant of COVID-19 as well as increased physician vacations. We plan to continue to manage our expenses and make adjustments to isotope orders, as permitted by our suppliers, to meet potential increased treatment demands.

Liquidity and capital resources

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company has historically financed its operations through selling equity to investors. During the three months ended September 30, 2021 and 2020, the Company used existing cash reserves to fund its operations and capital expenditures (in thousands except current ratio):

	Three months
	ended September 30,
	2021	2020
Net cash (used) by operating activities	$(2,084)	$(338)
Net cash (used) by investing activities	(54)	(113)
Net (decrease) in cash and cash equivalents	$(2,138)	$(451)

	As of
	September 30, 2021	June 30, 2021
Working capital	$63,159	$65,501
Current ratio	36.11	37.37

Cash flows from operating activities

Net cash used by operating activities in the three months ended September 30, 2021 was primarily due to a net loss of approximately $2.24 million net of approximately $673,000 in adjustments for non-cash activity such as share-based compensation, depreciation and amortization expense, and accretion of asset retirement obligation. Changes in operating assets and liabilities contributed approximately $514,000 to the cash used by operating activities; increases in inventory, mainly due to the purchase of enriched barium carbonate, and decreases in accrued payroll and related taxes and accrued vacation, were partially offset by decreases in prepaid expenses and other current assets and accounts receivable due to increased collection efforts, and increases in accounts payable and accrued expenses, accrued protocol expenses, and accrued radioactive waste disposal.

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

Cash flows from investing activities

Investing activities for the three months ended September 30, 2021 and 2020 respectively, consisted of transactions related to the purchase of fixed assets. Management will continue to invest in technology and machinery that improves and streamlines production processes and to invest in low-risk investment opportunities that safeguard assets and provide greater assurance those resources will be liquid and available for business needs as they arise.

Cash flows from Financing activities

There were no financing activities in the quarter ended September 30, 2021 and 2020 respectively.

Projected fiscal 2022 liquidity and capital resources

Operating activities

Management forecasts that fiscal 2022 cash requirements will increase compared to previous years and that current cash and cash equivalents will be sufficient to meet projected operating cash needs for the next twelve months. Monthly operating expenses are budgeted to increase for sales and marketing, research and development and general and administrative expenses in fiscal 2022 as management works to implement its strategy. Assuming no extraordinary expenses occur (whether operating or capital), if management is successful at implementing its strategy to focus on renewed emphasis to drive the consumer to the prostate market and meets or exceeds its growth targets of twenty-five percent increase in revenue in fiscal 2022 and this annual growth continues, the Company anticipates reaching cashflow break-even in three to four years. These assumptions do assume that GammaTile™ will contribute to total revenue but do not incorporate any significant growth in the other non-prostate applications as they generate nominal revenues today but if they show significant improvement, cashflow break-even could occur sooner. There is no assurance that the targeted sales growth will materialize but management is encouraged by the depth and experience of its sales team and its track record of growth during the last three fiscal years. The Company missed its target of twenty-five percent increased revenue in the first three months of fiscal 2022 and there is no assurance that targeted sales growth will continue over the next three to four years.

Capital expenditures

Management has completed the design of a future production and administration facility but has not determined when or if it will move ahead with construction. If financing is obtained and the facility constructed, it is believed that the new facility will have non-cash depreciation cost equal to or greater than the monthly rental cost of the current facility. The Company has limited additional space at this time and may need more office space in the future.

Management is reviewing all aspects of production operations (including process automation), research and development, sales and marketing, and general and administrative functions to evaluate the most efficient deployment of capital to ensure that the appropriate materials, systems, and personnel are available to support and drive sales.

Financing activities

When it does require capital in the future, the Company expects to finance its future cash needs through sales of equity, possible strategic collaborations, debt financing or through other sources that may be dilutive to existing stockholders, Management anticipates that if it raises additional financing that it will be at a discount to the market price and it will be dilutive to stockholders.

Other commitments and contingencies

The Company presented its other commitments and contingencies in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021. There have been no material changes outside of the ordinary course of business in those obligations during the three months ended September 30, 2021 other than those previously disclosed in note 7 of the financial statements contained in this filing.

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

During the three months ended September 30, 2021, there have been no changes to the critical accounting policies and estimates discussed in Part II, Item 7 of our Form 10-K for the year ended June 30, 2021.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and co-principal financial officers, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of September 30, 2021. Based on that evaluation, our principal executive officer and our co-principal financial officers concluded that the design and operation of our disclosure controls and procedures were effective. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedures are designed to provide a reasonable level of assurance that the objectives of the system will be met.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Nothing to disclose.

ITEM 1A – RISK FACTORS

A description of the risk factors associated with our business is included under “Risk Factors” contained in Part I, Item 1A of our annual report on Form 10-K for the year ended June 30, 2021. There have been no material changes in our risk factors since such filing, except for the following:

We Rely Heavily on Three Customers

For the three months ended September 30, 2021 approximately 50% of the Company’s revenues were dependent on three customers, with approximately 29% being generated by one group of customers. The loss of any of these customers would have a material adverse effect on the Company’s revenues that may not be replaced by other customers, particularly as these customers are in the prostate sector which is facing substantial competition from other treatments.

The Uncertainty Regarding Reimbursement for Use of Our Product Has Been Resolved.

Hospitals and freestanding clinics may be less likely to purchase our product if they cannot be assured of receiving favorable reimbursement for treatments using our product from third-party payers, such as Medicare and private health insurance plans. Currently, Medicare reimburses hospitals under the fee-for-service (FFS) model that cover the cost of stranded and loose seeds. Clinics and physicians performing procedures in a free-standing center are reimbursed at the actual cost of the seeds.

In July 2019, CMS proposed a significant change to the way Medicare pays for radiation services in an out-patient setting. The Radiation Oncology Alternative Payment Model (RO APM) proposed a single, bundled payment for a 90-day episode of radiation therapy including LDR brachytherapy, IMRT, SBRT, proton therapy, and HDR brachytherapy. The RO APM proposal applied the same payment levels to services provided in physician offices, free-standing centers, and hospital outpatients. In addition, certain surgical codes were proposed to be included in the bundled payment such as those for gynecological treatments. This CMS proposal for a revised payment included brachytherapy sources.

The final rule was published on September 18, 2020 with an initial effective date of January 1, 2021; however, CMS subsequently delayed the effective date to July 1, 2021.

In July 2021, CMS proposed changes to the RO APM which included removing brachytherapy from the list of included modalities under the RO Model so that brachytherapy would still be paid under the current fee-for-service (FFS) model. In the proposed rule, CMS explained the exclusion of brachytherapy from the RO APM was to ensure that providers would not be incentivized to forego brachytherapy in situations where a combination of brachytherapy and EBRT is clinically indicated. Additionally, the proposed rule included a five year performance period for select zip codes of January 1, 2022 through December 31, 2026.

Effective November 2, 2021, CMS finalized the proposed rule from July 2021 and determined to keep all brachytherapy and sources on a fee-for-service model and removed it from the list of included modalities in the RO APM. While management believes that permitting billing for the Company's Cesium-131 product on a fee-for-service model remains favorable to the Company there is no assurance as to when a new proposal will be proposed for an alternative billing method such as the bundled payment going into effect for many other treatment modalities on January 1, 2022. Brachytherapy and sources or seeds will continue to be paid separately.

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

Exhibits:
3(i)	Certificate of Incorporation, incorporated by reference to Exhibit A of the Form Def 14A filed on November 9, 2018.

3(ii)	Bylaws, incorporated by reference to Exhibit C of the Form Def 14A filed on November 9, 2018.

10.1	Addendum No. 1, dated July 29, 2021, to Supply Contract dated March 18, 2021, between Isoray Medical, Inc. and Joint Stock Company «Isotope», incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 3, 2021.

10.2	Addendum No. 2, dated August 19, 2021, to Supply Contract dated March 18, 2021, between Isoray Medical, Inc. and Joint Stock Company «Isotope», incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 25, 2021.

10.3	Consignment Agreement, dated September 9, 2021, between Isoray Medical, Inc. and MedikorPharma-Ural LLC, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on September 15, 2021.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Financial Officer

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Financial Officer

32.1**	Section 1350 Certifications

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 10, 2021
ISORAY, INC., a Delaware corporation
/s/ Lori A. Woods
Lori A. Woods
Chief Executive Officer (Principal Executive Officer)

/s/ Jonathan Hunt
Jonathan Hunt
Chief Financial Officer (Co-Principal Financial Officer)

/s/ Mark J. Austin
Mark J. Austin
Vice President of Finance and Corporate Controller (Co-Principal Financial, Principal Accounting Officer, Corporate Secretary)