Form 10-Q
period 2021-12-31
Isoray, Inc.
filed 2022-02-09
CIK 728387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class	Outstanding as of February 7, 2022
Common stock, $0.001 par value	142,040,266

i

ISORAY, INC.

ii

PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Isoray, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(In thousands, except shares)

	December 31,	June 30,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$60,354	$63,828
Accounts receivable, net	1,647	2,013
Inventory	1,068	980
Prepaid expenses and other current assets	535	481

Total current assets	63,604	67,302

Property and equipment, net	1,973	1,958
Right of use asset, net (Note 8)	642	768
Restricted cash	182	182
Inventory, non-current	741	76
Other assets, net	110	130

Total assets	$67,252	$70,416

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$847	$730
Lease liability (Note 8)	260	252
Accrued protocol expense	153	98
Accrued radioactive waste disposal	103	100
Accrued payroll and related taxes	223	362
Accrued vacation	259	259

Total current liabilities	1,845	1,801
Non-current liabilities:
Lease liability, non-current (Note 8)	392	524
Accrued payroll and related taxes, non-current	-	77
Asset retirement obligation	624	608

Total liabilities	2,861	3,010
Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 142,040,266 and 141,915,266 shares issued and outstanding	142	142
Additional paid-in capital	159,421	158,589
Accumulated deficit	(95,172)	(91,325)

Total stockholders' equity	64,391	67,406

Total liabilities and stockholders' equity	$67,252	$70,416

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(Dollars and shares in thousands, except for per-share amounts)

	Three months ended		Six months ended
	December 31,		December 31,
	2021	2020	2021	2020

Sales, net	$2,816	$2,359	$5,380	$4,743
Cost of sales	1,596	1,192	3,131	2,330
Gross profit	1,220	1,167	2,249	2,413

Operating expenses:
Research and development	535	285	1,237	597
Sales and marketing	702	619	1,463	1,200
General and administrative	1,618	1,129	3,458	2,196
Loss on equipment disposal	-	7	-	7
Total operating expenses	2,855	2,040	6,158	4,000

Operating loss	(1,635)	(873)	(3,909)	(1,587)

Non-operating income:
Interest income, net	31	5	62	6
Non-operating income	31	5	62	6

Net loss	(1,604)	(868)	(3,847)	(1,581)
Preferred stock dividends	-	-	-	(3)

Net loss applicable to common shareholders	$(1,604)	$(868)	$(3,847)	$(1,584)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average shares used in computing net loss per share:
Basic and diluted	141,955	83,047	141,935	75,972

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six months ended December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,847)	$(1,581)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	119	71
Loss on equipment disposals	-	7
Amortization of other assets	21	19
Accretion of asset retirement obligation	16	16
Share-based compensation	776	166
Changes in operating assets and liabilities:
Accounts receivable, net	366	306
Inventory	(753)	(85)
Prepaid expenses and other current assets	(54)	125
Accounts payable and accrued expenses	117	(158)
Accrued protocol expense	55	31
Accrued radioactive waste disposal	3	7
Accrued payroll and related taxes	(216)	(36)
Accrued vacation	-	14

Net cash used by operating activities	(3,397)	(1,098)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(135)	(173)

Net cash used by investing activities	(135)	(173)

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred dividends paid	-	(9)
Proceeds from sales of common stock, pursuant to underwritten offering, net	-	8,471
Proceeds from sales of common stock, pursuant to exercise of options	56	3

Net cash provided (used) by financing activities	56	8,465

Net increase (decrease) in cash, cash equivalents, and restricted cash	(3,476)	7,194
Cash, cash equivalents, and restricted cash beginning of period	64,010	2,573
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH END OF PERIOD	$60,534	$9,767

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$60,354	$9,585
Restricted cash	182	182
Total cash, cash equivalents, and restricted cash shown on the consolidated statements of cashflows	$60,536	$9,767

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
(In thousands, except shares)

	Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances at June 30, 2020	59,065	$-	68,897,779	$69	$93,592	$(87,938)	$5,723

Share-based compensation					85		85
Net loss						(713)	(713)

Balances at September 30, 2020	59,065	$-	68,897,779	$69	$93,677	$(88,651)	$5,095

Conversion of preferred stock to common stock	(59,065)		59,065				-
Issuance of common stock pursuant to underwritten offering, net			18,269,230	18	8,453		8,471
Issuance of common stock pursuant to exercise of options			6,250		3		3
Payment of dividend to preferred stockholders					(9)		(9)
Share-based compensation					81		81
Net loss						(868)	(868)

Balances at December 31, 2020	-	$-	87,232,324	$87	$102,205	$(89,519)	$12,773

	Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances at June 30, 2021	-	$-	141,915,266	$142	$158,589	$(91,325)	$67,406

Share-based compensation					596		596
Net loss						(2,243)	(2,243)

Balances at September 30, 2021	-	$-	141,915,266	$142	$159,185	$(93,568)	$65,759

Issuance of common stock pursuant to exercise of options			125,000		56		56
Share-based compensation					180		180
Net loss						(1,604)	(1,604)

Balances at December 31, 2021	-	$-	142,040,266	$142	$159,421	$(95,172)	$64,391

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the quarter ended December 31, 2021 and 2020

1.	Basis of Presentation

The accompanying unaudited interim consolidated financial statements are those of Isoray, Inc., and its wholly-owned subsidiaries, referred to herein as “Isoray” or the “Company”. All significant intercompany accounts and transactions have been eliminated in the consolidation. In the opinion of management, all adjustments necessary for the fair statement of the consolidated financial statements have been included. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes as set forth in the Company’s annual report filed on Form 10-K for the year ended June 30, 2021.

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

Basic and diluted earnings (loss) per share are calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. At December 31, 2021 and 2020, the calculation of diluted weighted average shares did not include common stock warrants or options that are potentially convertible into common stock as those would be antidilutive due to the Company’s net loss position.

Securities not considered in the calculation of diluted weighted average shares, but that could be dilutive in the future as of December 31, 2021 and 2020, were as follows (in thousands):

	December 31,
	2021	2020
Common stock warrants	2,646	14,965
Common stock options	7,268	5,532
Total potential dilutive securities	9,914	20,497

4.	Inventory

Inventory consisted of the following at December 31, 2021 and June 30, 2021 (in thousands):

	December 31,	June 30,
	2021	2021
Raw materials	$751	$645
Work in process	288	286
Finished goods	29	49
Total inventory, current	$1,068	$980

	December 31,	June 30,
	2021	2021
Enriched barium, non-current	$671	$-
Raw materials, non-current	70	76
Total inventory, non-current	$741	$76

Inventory, non-current represents raw materials that were ordered in quantities to obtain volume cost discounts which based on current and anticipated sales volumes will not be consumed within an operating cycle. On  August 25, 2017, the Company entered into a Consignment Agreement and related Services Agreement with MedikorPharma-Ural LLC to begin utilizing our enriched barium-130 carbonate inventory. On December 13, 2021, a new Service Agreement was signed that supersedes the one signed in August 2017 to extend the term to December 31, 2022. At June 30, 2021, the Company estimated that this remaining enriched barium would result in 894 curies, which is included in the raw materials current inventory.

On September 9, 2021, the Company entered into another Consignment Agreement with MedikorPharma-Ural LLC. Pursuant to the September 2021 Consignment Agreement, the Company purchased 6000 mg of enriched barium carbonate for $720,000 during September 2021, which is needed for the manufacture of Cesium-131, and consigned this inventory to Medikor. During the six months ended December 31, 2021, the Company obtained 257 curies of Cesium-131 under these agreements. At December 31, 2021, the Company estimates that the remaining enriched barium will result in 5,637 curies; approximately 1,040 of which will be obtained in the next twelve months and 4,597 will be obtained after December 31, 2022. The 1,040 curies is included in raw materials current inventory. There is no assurance as to whether the Service Agreement will be terminated before this full amount is obtained and other supply sources are used, nor is there assurance that the third-party reactor which relies on these Consignment Agreements will be used by the Cesium-131 supplier under contract with the Company.

5.	Property and Equipment

Property and equipment consisted of the following at December 31, 2021 and June 30, 2021 (in thousands):

	December 31,	June 30,
	2021	2021
Land	$366	$366
Equipment	4,368	4,202
Leasehold improvements	4,143	4,143
Other[1]	463	495
Property and equipment	9,340	9,206
Less accumulated depreciation	(7,367)	(7,248)
Property and equipment, net	$1,973	$1,958

1 Plant and equipment, not placed in service are items that meet the capitalization threshold or which management believes will meet the threshold at the time of completion and which have yet to be placed into service as of the date of the balance sheet, and therefore, no depreciation expense has been recognized. Also included at December 31, 2021 and June 30, 2021 are costs associated with advance planning and design work on the Company’s new production facility of approximately $207,000. The advance planning and design work was primarily incurred in fiscal year 2017. The new production facility is currently on hold as the Company has sufficient production capacity to meet future demands and while the Company focuses its resources on revenue growth. It is anticipated that the Company will continue work on the new production facility in the next three to five years.

6.	Share-Based Compensation

The weighted average fair value of stock option awards granted and the key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows:

	For the Six Months Ended December 31,
	2021			2020
Weighted average fair value		$0.58			$0.46
Options issued		3,064,100			40,000
Exercise price	$0.49	to	$0.79	$0.64	to	$0.74
Expected term (in years)		5			5
Risk-free rate	0.73%	to	1.33%	0.22%	to	0.29%
Volatility		99%			83%

The following table presents the share-based compensation expense recognized for stock-based options during the three months ended December 31, 2021 and 2020 (in thousands):

	Three Months ended December 31,
	2021	2020
Cost of sales	$12	$2
Research and development expenses	41	12
Sales and marketing expenses	15	16
General and administrative expenses	112	51
Total share-based compensation	$180	$81

The following table presents the share-based compensation expense recognized for stock-based options during the six months ended December 31, 2021 and 2020 (in thousands):

	Six Months ended December 31,
	2021	2020
Cost of sales	$56	$5
Research and development expenses	171	24
Sales and marketing expenses	64	34
General and administrative expenses	485	103
Total share-based compensation	$776	$166

As of December 31, 2021, total unrecognized compensation expense related to stock-based options was approximately $1,433,000 and the related weighted-average period over which it is expected to be recognized is approximately 1.21 years.

A summary of stock options within the Company’s share-based compensation plans as of December 31, 2021 was as follows (in thousands except for exercise prices and terms):

			Weighted
		Weighted	Average
	Number of	Exercise	Contractual	Intrinsic
As of December 31, 2021	Options	Price	Term (Years)	Value
Outstanding	7,268	$.72	7.87	$-
Vested and expected to vest	7,268	$.72	7.87	$-
Vested and exercisable	4,060	$.68	6.75	$-

There were 125,000 and 6,250 options exercised, with approximately $3,000 and $1,000 of intrinsic value associated with these exercises, during the three months ended December 31, 2021 and 2020, respectively. The Company’s current policy is to issue new shares to satisfy stock option exercises.

There were 112,500 and no option awards granted with a fair value of approximately $51,000 and $0, during the three months ended December 31, 2021 and 2020, respectively.

There were 22,000 and no stock option awards which expired during the three months ended December 31, 2021 and 2020, respectively.

There were 23,725 and 625 stock option awards forfeited during the three months ended December 31, 2021 and 2020, respectively.

There were 125,000 and 6,250 stock options exercised, with approximately $3,000 and $1,000 of intrinsic value associated with these exercises, during the six months ended December 31, 2021 and 2020, respectively.

There were 3,064,100 and 40,000 option awards granted with a fair value of approximately $1,763,000 and $18,000 during the six months ended December 31, 2021 and 2020, respectively.

There were 29,500 and 2,000 stock option awards which expired during the six months ended December 31, 2021 and 2020, respectively.

There were 156,225 and 3,125 stock option awards forfeited during the six months ended December 31, 2021 and 2020, respectively

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

For the three months ended December 31, 2021 and 2020 our operating lease expense was approximately $79,000 and $76,000 respectively. For the three months ended December 31, 2021 and 2020 our operating lease expense recognized in cost of sales was approximately $50,000 and $49,000 respectively and our lease expense recognized in general and administrative expense was approximately $29,000 and $27,000 respectively.

For the six months ended December 31, 2021 and 2020 our operating lease expense was approximately $156,000 and $152,000 respectively, and is recognized in the statement of operations in cost of sales and general and administrative expenses. For the six months ended December 31, 2021 and 2020 our operating lease expense recognized in cost of sales was approximately $99,000 and $98,000 respectively and our lease expense recognized in general and administrative expense was approximately $57,000 and $54,000 respectively. The weighted average remaining term and discount rate as of December 31, 2021 was 2.3 years and 6%, respectively.

The following table presents the future operating lease payments and lease liability included on the consolidated balance sheet related to the Company’s operating lease as of December 31, 2021 (in thousands):

Year Ending June 30,
2022 (remaining six months)	146
2023	292
2024	264
Total	702
Less: imputed interest	(50)
Total lease liability	652
Less current portion	(260)
Non-current lease liability	$392

9.	Contracts with Customers

Sources of Revenue

We have identified the following revenues disaggregated by revenue source:

1.	Domestic – direct sales of products and services.

2.	International – direct sales of products and services.

During the three months ended December 31, 2021 and 2020, the Company had no, and nominal international revenue, respectively. For the three months ended December 31, 2021, prostate brachytherapy comprised 76% of our revenue, while other revenue, which includes but is not limited to brain, lung, head/neck, gynecological, and pelvic treatments, and services, comprised 24% compared to 80% and 20%, respectively, in the three months ended December 31, 2020.

During the six months ended December 31, 2021 and 2020, the Company had no, and nominal international revenue, respectively. For the six months ended December 31, 2021, prostate brachytherapy comprised 76% of our revenue while other revenue comprised 24% compared to 80% and 20%, respectively, in the six months ended December 31, 2020.

Concentration of Customers

The following are the Company's top customers, facilities, or physician practices that utilize multiple surgical facilities shown as a percentage of total sales:

	Six Months Ended December 31,
Facility	2021 % of total revenue	2020 % of total revenue
El Camino, Los Gatos, & other facilities	25.2%	24.9%
GT Medical Technologies	13.9%	<10.0%

As of December 31, 2021, one individual customer made up 10.1% of our accounts receivable. As of December 31, 2020, no individual customers, or facilities, or physician practices made up greater than 10% of our accounts receivable.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, inventories, accrued liabilities, derivative liabilities and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s annual report on Form 10-K as filed with the SEC on September 27, 2021 are those that depend most heavily on these judgments and estimates. As of December 31, 2021, there had been no material changes to any of the critical accounting policies contained therein.

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

The Company has distribution agreements outside of the United States. These distributors are responsible for obtaining regulatory clearance to sell the Company’s products in their territories, with the support of the Company. As of the date of this Report, the Company has distributors in the Russian Federation, Peru and India with no reported revenues in these locations during the three months ended December 31, 2021.

The Company has a supply agreement with The Open Joint Stock Company <<Isotope>>, a Russian company, for the supply of Cesium-131 for a term of August 2020 to December 2021. On March 18, 2021, the Company entered into a new supply contract (the “New Agreement”) with JSC Isotope pursuant to which the Company will purchase Cesium-131 for a term from March 18, 2021 through March 31, 2023. Our source of supply of Cesium-131 from Russia is historically produced using one of two nuclear reactors which supply the irradiation needed for Cesium-131 production. One of the Russian nuclear reactors was shut down from December 2017 until August 2018, and the other Russian nuclear reactor shut down for much of 2019, 2020 and 2021. As a result of these scheduled shutdowns only one of the Company's historic Russian suppliers of Cesium-131 was available during these periods. The Company has a consignment inventory agreement with MedikorPharma-Ural LLC (“Medikor”) to process the Company’s enriched barium at another nuclear reactor in Russia. The term of this consignment agreement began in November 2017 and is for 10 years. The Company also has a Service Agreement with Medikor whereby the Company’s wholly-owned subsidiary Isoray Medical, Inc. (“Medical”) will perform certain qualitative and quantitative chemical analyses on Cesium-131 through December 31, 2022.

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

The Company continues to explore how our proprietary isotope may be effective in the treatment of additional cancers. We recently entered into a research grant agreement with a leading cancer center to study the treatment of metastatic melanoma. In this immuno-oncology study, Cesium-131 will be used in combination with an immune checkpoint inhibitor. Metastatic melanoma is the most virulent form of skin cancer, often spreading to lymph nodes, the lungs, liver, brain, and tissue under the skin. We also have an agreement with the University of Cincinnati to study the combination of Cesium-131 with the immunotherapy drug Keytruda® in recurrent head and neck cancers.

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

Results of Operations

Three months ended December 31, 2021 and 2020 (in thousands):

	Three months ended December 31,
	2021		2020		2021 - 2020
	Amount	% (a)	Amount	% (a)	% Change
Sales, net	$2,816	100	$2,359	100	19
Cost of sales	1,596	57	1,192	51	34
Gross profit	1,220	43	1,167	49	5

Operating expenses:
Research and development expenses	535	19	285	12	88
Sales and marketing expenses	702	25	619	26	13
General and administrative expenses	1,618	57	1,129	48	43
Loss on equipment disposal	-	-	7	-	(100)

Total operating expenses	2,855	101	2,040	86	40
Operating loss	$(1,635)	(58)	$(873)	(37)	87

(a)	Expressed as a percentage of sales, net

Six months ended December, 2021 and 2020 (in thousands):

	Six months ended December 31,
	2021		2020		2021 - 2020
	Amount	% (a)	Amount	% (a)	% Change
Sales, net	$5,380	100	$4,743	100	13
Cost of sales	3,131	58	2,330	49	34
Gross profit	2,249	42	2,413	51	(7)

Operating expenses:
Research and development expenses	1,237	23	597	13	107
Sales and marketing expenses	1,463	27	1,200	25	22
General and administrative expenses	3,458	64	2,196	46	57
Loss on equipment disposal	-	-	7

Total operating expenses	6,158	114	4,000	84	54
Operating loss	$(3,909)	(73)	$(1,587)	(33)	146

(a)	Expressed as a percentage of sales, net

Sales

Sales, net for the three and six months ended December 31, 2021 increased 19% and 13% respectively compared to the three and six months ended December 31, 2020. The Company’s sales personnel continue to focus on bringing in new accounts while also working with existing customers to increase their order volumes. We believe that due to hospitals’ renewed focus on COVID-19 due to the Delta and Omicron variants during the three months ended December 31, 2021 in various states, patients’ brachytherapy procedures continued to be delayed or cancelled. Further, we believe that hospitals are having a difficult time staffing nurses needed to support the procedures our products are utilized in.

The sales breakdown between prostate and non-prostate applications is set forth below.

Three months ended December 31, 2021 and 2020 (in thousands):

	Three months ended December 31,
	2021		2020		2021 - 2020
	Amount	% (a)	Amount	% (a)	% Change
Prostate brachytherapy	$2,139	76	$1,894	80	13
Other sales	677	24	465	20	46
Sales, net	$2,816	100	2,359	100	19

(a)	Expressed as a percentage of sales, net

Six months ended December, 2021 and 2020 (in thousands):

	Six months ended December 31,
	2021		2020		2021 - 2020
	Amount	% (a)	Amount	% (a)	% Change
Prostate brachytherapy	$4,112	76	$3,784	80	9
Other sales	1,268	24	959	20	32
Sales, net	$5,380	100	4,743	100	13

(a)	Expressed as a percentage of sales, net

Prostate Brachytherapy

Prostate sales increased by approximately 13% and 9% during the three and six months ended December 31, 2021 respectively compared to the three and six months ended December 31, 2020. We believe that due to hospitals’ focus on COVID-19 including the Delta and Omicron variants during the three months ended December 31, 2021 in various states, patients’ brachytherapy procedures continued to be delayed or cancelled. Despite these delays and cancellations, revenues increased over the prior year three and six months due to an increased number of seeds being sold and a price increase instituted by the Company.  The sales volume increase was primarily related to increased utilization at existing accounts as well as sales to new accounts.  The Company raised seed prices in November 2021 to help offset its increases in raw materials and other costs as a result of the ongoing global COVID-19 pandemic.

Management believes continued growth in prostate brachytherapy revenues will be the result of physicians, payors, and patients increasingly considering overall treatment advantages including costs compared with non-brachytherapy treatments, better treatment outcomes and improvement in the quality of life for patients. The American Cancer Society estimated that nearly 250,000 new prostate cancer cases would be diagnosed in calendar year 2021, which represents an increase of approximately 30% over the calendar year 2020 estimate (American Cancer Society, 2021). In January 2022, the American Cancer Society released the 2022 Cancer Facts and Figures report that estimates nearly 270,000 new prostate cancer cases will be diagnosed in calendar year 2022, which represents an increase of approximately 8% over the calendar year 2021 estimate (American Cancer Society, 2022). This increase is due to patients being unable to access treatment or putting treatment off due to the COVID pandemic, but there is no assurance that this will occur and if it occurs that it will have a positive impact on the Company's performance. We believe the trend to use brachytherapy in lieu of other options is starting to improve our performance but there is no assurance as to how long this trend will continue.

Other Sales

Other sales includes, but is not limited to, brain, lung, head/neck, gynecological, and pelvis treatments, as well as services. Other sales, net increased by 46% for the three months ended December 31, 2021 and 32% for the six months ended December 31, 2021 compared to the three and six months ended December 31, 2020. The main driver of this growth was treatments for pelvic and brain cancers as well as increased services. The increase in services was mainly due to an increase in the minimum order fee due from GT Medical Technologies as its forecast was greater than its actual orders during the three and six months ended December 31, 2021. Initial applications for these other brachytherapy treatments are primarily used in recurrent cancer treatments or salvage cases that are generally difficult to treat aggressive cancers where other treatment options are either ineffective or unavailable.

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

GammaTile™

For several years the Company has focused on many different applications of its Cesium-131 brachytherapy seeds in the cranial cavity to target many forms of brain cancer. Most recently, the Company has focused on using braided strand configurations and supplying Cesium-131 brachytherapy seeds to GT Medical Technologies, Inc. (“GT Med Tech”) which manufactures GammaTile™ Therapy. On November 17, 2021, Medical entered into Amendment No. 3 to its Amended and Restated Manufacturing and Supply Agreement with GT Med Tech to change the nature of the services provided by Medical from preparation of GammaTiles™ containing Cesium-131 seeds to instead only supplying Cesium-131 seeds to GT Med Tech so that GT Med Tech may handle the assembly of GammaTiles™ in house. GammaTile™ Therapy uses biodegradable “tiles” to deliver Cesium-131 brachytherapy seeds into contact with cancerous tumors in the brain.

GammaTile™ Therapy was originally cleared for treating recurrent brain cancers. GT Med Tech filed a 510k with the FDA on an expanded indication of GammaTile™ Therapy to include treatment of newly diagnosed brain tumors with an application of Cesium-131. On January 27, 2020, GT Med Tech announced that it had received clearance from the FDA for an expanded indication allowing patients of newly diagnosed malignant brain tumors to be treated by GammaTile™ Therapy. For the three and six months ended December 31, 2021, total revenues from sales including minimum order fees to GT Med Tech were approximately 13% and 14% of sales respectively.

Cost of sales

Cost of sales consists primarily of the costs of manufacturing and distributing the Company’s products and increased 34% for the period ended December 31, 2021 over the period ended December 31, 2020.

Contributing to the increase in the three and six months ended December 31, 2021 and 2020 comparison were increases in isotope and other materials costs as well as increases in labor and depreciation. Due to lower than forecasted levels of sales volumes, we had excess isotope on hand which went unused.  In addition, beginning in October 2021 we began ordering additional isotope as part of the initial setup of a second reactor.  This was done to account for the variability in isotope supply during the reactor startup phase. Other materials costs increased due to supplier price increases. Labor costs increased due to annual merit increases for production personnel as well as additional headcount and depreciation increased due to completion of production automation projects.

Gross Profit

Contributing to the three months ended December 31, 2021 versus three months ended December 31, 2020 gross profit increase resulted from higher sales offset by increased costs of production including isotope supply due to ordering additional supply to account for the initial startup of a second reactor and payroll due to merit increases. Contributing to the six months ended December 31, 2021 versus the six months ended December 31, 2020 gross profit decline was lower than anticipated sales as a result of orders being cancelled or postponed due to COVID-19 particularly in the first quarter of fiscal year 2021, increases in isotope costs due to lower than forecasted sales volumes which led to excess isotope on hand which went unused along with ordering additional isotope as part of the initial setup of a second reactor, and increases in payroll due to annual merit increases and additional headcount. Additionally, material costs increased compared to the three and six months ended December 31, 2020.

Research and development

Research and development consists primarily of employee and third party costs related to research and development activities.

Contributing to the three and six months ended December 31, 2021 compared to the three and six months ended December 31, 2020 research and development comparison was an increase in payroll due to annual merit increase as well as additional headcount and an increase in consulting expenses relating to market research. This increase was partially offset by a reduction in investment in the development of the Blu Build™ delivery system for real-time prostate brachytherapy.

On December 31, 2020, the Company received FDA 510k clearance for use of C4 Imaging's Sirius® positive-signal MRI (Magnetic Resonance Imaging) markers with the Company's Cesium-131 brachytherapy seeds. Sirius® is implanted during the treatment of prostate cancer with the Cesium-131 seeds and is used to facilitate seed localization within the prostate utilizing a single post-implant MRI procedure. We finished our premarket activities related to the Sirius® marker during the first quarter of fiscal 2022 and we started a product performance evaluation (formerly referred to as a limited market release) on this technology in the second quarter of fiscal 2022 and expect it to be available for full market release later in fiscal year 2022 but there is no assurance this timing will occur. Management believes this Sirius® MRI procedure may permit more accurate implant of seeds and avoid potential collateral damage to sites not impacted by a cancerous tumor but is still in the process of validating this understanding.

Management believes that research and development expenses will continue at this level as we continue to explore new projects and collaborations.

Sales and marketing expenses

Sales and marketing expenses consist primarily of the costs related to the internal and external activities of the Company’s sales, marketing and customer service functions of the Company. We anticipate increasing the number of territory managers from 7 to 10 over the next 12 months but there is no assurance this will occur.

Contributing to the three and six months ended December 31, 2021 and 2020 comparison was an increase in travel and tradeshow costs due to some COVID-19 restrictions being eased as well as increased payroll expenses resulting from annual merit increases, new hires and an increase in incentive compensation due to the increase in sales. These increases were partially offset by a reduction in consulting expenses due to reclassification of reimbursement consulting to general and administrative expenses.

General and administrative expenses

General and administrative expenses consist primarily of the costs related to the executive, human resources/training, quality assurance/regulatory affairs, finance, and information technology functions of the Company.

Contributing to the three and six months ended December 31, 2021 and 2020 comparison were increased payroll due to annual merit increases and new hires, employment hiring expenses, IT consulting expenses, director and officer insurance expense, public company related expenses, increased audit and legal fees, and increased travel due to the easing of some COVID-19 restrictions. In addition, the majority of annual employee and director stock grants have historically been granted in the fiscal fourth quarter, however awards for performance in fiscal 2021 were granted in July 2021 thereby increasing share-based stock compensation expense in the six months ended December 31, 2021 compared to the six months ended December 31, 2020.

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

As COVID-19 spread, many states implemented new guidelines in an attempt to mitigate the spread of the virus and to conserve certain medical supplies. Those guidelines led to the cancellation or postponement of elective and non-emergency surgical procedures, including prostate brachytherapy procedures.  Although during the first six months of fiscal 2022, our sales revenues increased 13% compared to the first six months of fiscal 2021, we were still below the average monthly prostate revenues attained in our third quarter of fiscal 2020 prior to the outset of COVID-19's impact on our operations. We believe this is due to hospitals’ focus on COVID-19 including variants, resulting in a delay or cancellation of patients scheduled to be seen by physicians. In addition, we believe that hospitals are having a difficult time staffing nurses needed to support the procedures our products are utilized in. This resulted in fewer or delayed urology referrals for prostate brachytherapy treatment.

In the first six months of fiscal 2022, we forecasted an increase in cases, particularly prostate cases, which did not occur to the extent we expected due to an increase in the Delta and Omicron variants of COVID-19 as well as increased physician vacations and staffing shortages in hospitals. We plan to continue to manage our expenses and make adjustments to isotope orders, as permitted by our suppliers, to meet potential increased treatment demands.

Liquidity and capital resources

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company has historically financed its operations through selling equity to investors. During the six months ended December 31, 2021 and 2020, the Company used existing cash reserves to fund its operations and capital expenditures (in thousands except current ratio):

	Six months
	ended December 31,
	2021	2020
Net cash (used) by operating activities	$(3,397)	$(1,098)
Net cash (used) by investing activities	(135)	(173)
Net cash provided by financing activities	56	8,465
Net increase (decrease) in cash and cash equivalents	$(3,476)	$7,194

	As of
	December 31, 2021	June 30, 2021
Working capital	$61,759	$65,501
Current ratio	34.47	37.37

Cash flows from operating activities

Net cash used by operating activities in the six months ended December 31, 2021 was primarily due to a net loss of approximately $3.85 million net of approximately $933,000 in adjustments for non-cash activity such as share-based compensation, depreciation and amortization expense, and accretion of asset retirement obligation. Changes in operating assets and liabilities contributed approximately $481,000 to the cash used by operating activities; increases in inventory, mainly due to the purchase of enriched barium carbonate, and decreases in accrued payroll and related taxes, were partially offset by decrease in accounts receivable due to increased collection efforts, and increases in accounts payable and accrued expenses, accrued protocol expenses, and accrued radioactive waste disposal.

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

Cash flows from investing activities

Investing activities for the six months ended December 31, 2021 and 2020 respectively, consisted of transactions related to the purchase of fixed assets. Management will continue to invest in technology and machinery that improves and streamlines production processes and to invest in low-risk investment opportunities that safeguard assets and provide greater assurance those resources will be liquid and available for business needs as they arise.

Cash flows from Financing activities

Financing activities in the six months ended December 31, 2021 included proceeds pursuant to the exercise of options to purchase common stock.

Financing activities in the six months ended December 31, 2020 included payment of preferred dividends, and net proceeds from sale of common stock of approximately $8,500,000 from sale of 18,269,230 shares of common stock.

Projected fiscal 2022 liquidity and capital resources

Operating activities

Management forecasts that fiscal 2022 cash requirements will increase compared to previous years and that current cash and cash equivalents will be sufficient to meet projected operating cash needs for the next twelve months. Monthly operating expenses are budgeted to increase for sales and marketing, research and development and general and administrative expenses in fiscal 2022 as management works to implement its strategy. Assuming no extraordinary expenses occur (whether operating or capital), if management is successful at implementing its strategy to focus on renewed emphasis to drive the consumer to the prostate market and meets or exceeds its growth targets of twenty-five percent increase in revenue in fiscal 2022 and this annual growth continues, the Company anticipates reaching cashflow break-even in three to four years. These assumptions do assume that GammaTile™ will contribute to total revenue but do not incorporate any significant growth in the other non-prostate applications as they generate nominal revenues today but if they show significant improvement, cashflow break-even could occur sooner. There is no assurance that the targeted sales growth will materialize but management is encouraged by the depth and experience of its sales team and its track record of growth during the last three fiscal years despite the ongoing COVID-19 pandemic. The Company missed its target of twenty-five percent increased revenue in the first six months of fiscal 2022 and there is no assurance that targeted sales growth will continue over the next three to four years.

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

Other commitments and contingencies

The Company presented its other commitments and contingencies in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021. There have been no material changes outside of the ordinary course of business in those obligations during the six months ended December 31, 2021 other than those previously disclosed in note 7 of the financial statements contained in this filing.

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

During the six months ended December 31, 2021, there have been no changes to the critical accounting policies and estimates discussed in Part II, Item 7 of our Form 10-K for the year ended June 30, 2021.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and co-principal financial officers, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of December 31, 2021. Based on that evaluation, our principal executive officer and our co-principal financial officers concluded that the design and operation of our disclosure controls and procedures were effective. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedures are designed to provide a reasonable level of assurance that the objectives of the system will be met.

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

We Rely Heavily on Three Customers

For the six months ended December 31, 2021 approximately 45% of the Company’s revenues were dependent on three customers, with approximately 25% being generated by one group of customers. The loss of any of these customers would have a material adverse effect on the Company’s revenues that may not be replaced by other customers, particularly as these customers are in the prostate sector which is facing substantial competition from other treatments.

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

Effective November 2, 2021, CMS finalized the proposed rule from July 2021 and determined to keep all brachytherapy and sources on a fee-for-service model and removed it from the list of included modalities in the RO APM. While management believes that permitting billing for the Company's Cesium-131 product on a fee-for-service model remains favorable to the Company, there is no assurance as to when a new proposal will be proposed for an alternative billing method such as the bundled payment going into effect for many other treatment modalities under RO APM. Brachytherapy and sources or seeds will continue to be paid separately.

In December 2021, Congress delayed the start of the RO APM, now starting on January 1, 2023.

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

Exhibits:
3(i)	Certificate of Incorporation, incorporated by reference to Exhibit A of the Form Def 14A filed on November 9, 2018.

3(ii)	Bylaws, incorporated by reference to Exhibit C of the Form Def 14A filed on November 9, 2018.

10.1	Amendment No. 3, dated November 17, 2021, to the Amended and Restated Manufacturing and Supply Agreement dated April 26, 2019, between Isoray Medical, Inc. and GT Medical Technologies, Inc., incorporated by reference to Exhibit 10.1 of the Form 8-K filed on November 23, 2021.

10.2	Service Agreement, dated December 13, 2021, between Isoray Medical, Inc. and MedikorPharma-Ural LLC, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on December 17, 2021.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Financial Officer

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Financial Officer

32.1**	Section 1350 Certifications

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 9, 2022
ISORAY, INC., a Delaware corporation
/s/ Lori A. Woods
Lori A. Woods
Chief Executive Officer (Principal Executive Officer)

/s/ Jonathan Hunt
Jonathan Hunt
Chief Financial Officer (Co-Principal Financial Officer)

/s/ Mark J. Austin
Mark J. Austin
Vice President of Finance and Corporate Controller (Co-Principal Financial, Principal Accounting Officer, Corporate Secretary)