Form 10-Q
period 2022-03-31
Isoray, Inc.
filed 2022-05-13
CIK 728387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class	Outstanding as of May 9, 2022
Common stock, $0.001 par value	142,040,266

i

ISORAY, INC.

ii

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Isoray, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(In thousands, except shares)

	March 31,	June 30,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$58,904	$63,828
Accounts receivable, net	2,140	2,013
Inventory	1,163	980
Prepaid expenses and other current assets	551	481

Total current assets	62,758	67,302

Property and equipment, net	1,935	1,958
Right of use asset, net (Note 8)	577	768
Restricted cash	182	182
Inventory, non-current	562	76
Other assets, net	99	130

Total assets	$66,113	$70,416

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$769	$730
Lease liability (Note 8)	264	252
Accrued protocol expense	125	98
Accrued radioactive waste disposal	94	100
Accrued payroll and related taxes	448	362
Accrued vacation	256	259

Total current liabilities	1,956	1,801
Non-current liabilities:
Lease liability, non-current (Note 8)	324	524
Accrued payroll and related taxes, non-current	-	77
Asset retirement obligation	632	608

Total liabilities	2,912	3,010
Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, $.001 par value; 7,000,000 shares authorized: Series B: 5,000,000 shares allocated; no shares issued and outstanding	-	-
Common stock, $.001 par value; 200,000,000 shares authorized; 142,040,266 and 141,915,266 shares issued and outstanding	142	142
Additional paid-in capital	159,578	158,589
Accumulated deficit	(96,519)	(91,325)

Total stockholders' equity	63,201	67,406

Total liabilities and stockholders' equity	$66,113	$70,416

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(Dollars and shares in thousands, except for per-share amounts)

	Three months ended		Nine months ended
	March 31,		March 31,
	2022	2021	2022	2021

Sales, net	$2,910	$2,600	$8,290	$7,343
Cost of sales	1,469	1,238	4,600	3,568
Gross profit	1,441	1,362	3,690	3,775

Operating expenses:
Research and development	549	362	1,786	959
Sales and marketing	687	581	2,150	1,781
General and administrative	1,581	1,183	5,039	3,379
Loss on equipment disposal	-	2	-	9
Total operating expenses	2,817	2,128	8,975	6,128

Operating loss	(1,376)	(766)	(5,285)	(2,353)

Non-operating income:
Interest income, net	29	21	91	27
Non-operating income	29	21	91	27

Net loss	(1,347)	(745)	(5,194)	(2,326)
Preferred stock dividends	-	-	-	(3)

Net loss applicable to common shareholders	$(1,347)	$(745)	$(5,194)	$(2,329)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.04)	$(0.03)

Weighted average shares used in computing net loss per share:
Basic and diluted	142,040	122,566	141,970	91,277

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine months ended March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,194)	$(2,326)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	183	107
Loss on equipment disposals	-	10
Amortization of other assets	31	28
Accretion of asset retirement obligation	24	23
Share-based compensation	933	260
Changes in operating assets and liabilities:
Accounts receivable, net	(127)	25
Inventory	(669)	(141)
Prepaid expenses and other current assets	(66)	(57)
Accounts payable and accrued expenses	39	340
Accrued protocol expense	27	80
Accrued radioactive waste disposal	(6)	5
Accrued payroll and related taxes	9	(109)
Accrued vacation	(3)	36

Net cash used by operating activities	(4,819)	(1,719)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(161)	(266)
Proceeds from sale of equipment	-	1
Additions to other assets	-	(7)

Net cash used by investing activities	(161)	(272)

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred dividends paid	-	(9)
Proceeds from sales of common stock, pursuant to underwritten offering, net	-	56,375
Proceeds from sales of common stock, pursuant to exercise of warrants	-	7,784
Proceeds from sales of common stock, pursuant to exercise of options	56	291

Net cash provided by financing activities	56	64,441

Net increase (decrease) in cash, cash equivalents, and restricted cash	(4,924)	62,450
Cash, cash equivalents, and restricted cash beginning of period	64,010	2,573
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH END OF PERIOD	$59,086	$65,023

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$58,904	$64,841
Restricted cash	182	182
Total cash, cash equivalents, and restricted cash shown on the consolidated statements of cashflows	$59,086	$65,023

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
(In thousands, except shares)

	Series B Preferred Stock			Common Stock
	Shares	Amount		Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances at June 30, 2020	59,065		$-	68,897,779	$69	$93,592	$(87,938)	$5,723

Share-based compensation						85		85
Net loss							(713)	(713)

Balances at September 30, 2020	59,065		$-	68,897,779	$69	$93,677	$(88,651)	$5,095

Conversion of preferred stock to common stock	(59,065)			59,065				-
Issuance of common stock pursuant to underwritten offering, net				18,269,230	18	8,453		8,471
Issuance of common stock pursuant to exercise of options				6,250		3		3
Payment of dividend to preferred stockholders						(9)		(9)
Share-based compensation						81		81
Net loss							(868)	(868)

Balances at December 31, 2020	-		$-	87,232,324	$87	$102,205	$(89,519)	$12,773

Issuance of common stock pursuant to underwritten offering, net				41,400,000	41	47,863		47,904
Issuance of common stock pursuant to exercise of warrants				12,318,877	12	7,772		7,784
Issuance of common stock pursuant to exercise of options				514,065	1	287		288
Share-based compensation						94		94
Net loss							(745)	(745)

Balances at March 31, 2021		$		141,465,266	$141	$158,221	$(90,264)	$68,098

	Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances at June 30, 2021	-	$-	141,915,266	$142	$158,589	$(91,325)	$67,406

Share-based compensation					596		596
Net loss						(2,243)	(2,243)

Balances at September 30, 2021	-	$-	141,915,266	$142	$159,185	$(93,568)	$65,759

Issuance of common stock pursuant to exercise of options			125,000		56		56
Share-based compensation					180		180
Net loss						(1,604)	(1,604)

Balances at December 31, 2021	-	$-	142,040,266	$142	$159,421	$(95,172)	$64,391

Share-based compensation					157		157
Net loss						(1,347)	(1,347)

Balances at March 31, 2022	-	$-	142,040,266	$142	$159,578	$(96,519)	$63,201

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the quarter ended March 31, 2022 and 2021

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

Basic and diluted earnings (loss) per share are calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. At March 31, 2022 and 2021, the calculation of diluted weighted average shares did not include common stock warrants or options that are potentially convertible into common stock as those would be antidilutive due to the Company’s net loss position.

Securities not considered in the calculation of diluted weighted average shares, but that could be dilutive in the future as of March 31, 2022 and 2021, were as follows (in thousands):

	March 31,
	2022	2021
Common stock warrants	2,646	2,646
Common stock options	6,926	4,907
Total potential dilutive securities	9,572	7,553

4.	Inventory

Inventory consisted of the following at March 31, 2022 and June 30, 2021 (in thousands):

	March 31,	June 30,
	2022	2021
Raw materials	$789	$645
Work in process	355	286
Finished goods	19	49
Total inventory, current	$1,163	$980

	March 31,	June 30,
	2022	2021
Enriched barium, non-current	$496	$-
Raw materials, non-current	66	76
Total inventory, non-current	$562	$76

Inventory, non-current represents raw materials that were ordered in quantities to obtain volume cost discounts which based on current and anticipated sales volumes will not be consumed within an operating cycle. On  August 25, 2017, the Company entered into a Consignment Agreement and related Services Agreement with MedikorPharma-Ural LLC (“Medikor”) to begin utilizing our enriched barium-130 carbonate inventory. On December 13, 2021, a new Service Agreement was signed that supersedes the one signed in August 2017 to extend the term to December 31, 2022. At June 30, 2021, the Company estimated that this remaining enriched barium would result in 894 curies, which is included in the raw materials current inventory.

On September 9, 2021, the Company entered into another Consignment Agreement with Medikor. Pursuant to the September 2021 Consignment Agreement, the Company purchased 6000 mg of enriched barium carbonate for $720,000 during September 2021, which is needed for the manufacture of Cesium-131, and consigned this inventory to Medikor. During the nine months ended March 31, 2022, the Company obtained 622 curies of Cesium-131 under these agreements. At March 31, 2022, the Company estimates that the remaining enriched barium will result in 3,404 curies; approximately 1,040 of which will be obtained in the next twelve months and 2,364 will be obtained after March 31, 2023. The 1,040 curies is included in raw materials current inventory. There is no assurance as to whether the Service Agreement will be terminated before this full amount is obtained and other supply sources are used, nor is there assurance that the third-party reactor which relies on these Consignment Agreements will be used by the Cesium-131 supplier under contract with the Company.

On March 31, 2022, the Company entered into two agreements with Medikor to purchase enriched barium carbonate. Under the first agreement, the Company purchased 5746.6 mg of enriched barium carbonate for $876,357. Under the second agreement, the Company purchased 6310.4 mg of enriched barium carbonate for $957,608. The Company expects to receive delivery of the enriched barium carbonate by June 30, 2022. The Company estimates that this enriched barium will result in approximately 6,000 curies of Cesium-131. There is no assurance as to whether the Company will obtain this full amount of Cesium-131, nor is there assurance that the third-party reactor which relies on this enriched barium will be used by the Cesium-131 supplier under contract with the Company.

5.	Property and Equipment

Property and equipment consisted of the following at March 31, 2022 and June 30, 2021 (in thousands):

	March 31,	June 30,
	2022	2021
Land	$366	$366
Equipment	4,400	4,202
Leasehold improvements	4,143	4,143
Other[1]	457	495
Property and equipment	9,366	9,206
Less accumulated depreciation	(7,431)	(7,248)
Property and equipment, net	$1,935	$1,958

1 Plant and equipment, not placed in service are items that meet the capitalization threshold or which management believes will meet the threshold at the time of completion and which have yet to be placed into service as of the date of the balance sheet, and therefore, no depreciation expense has been recognized. Also included at March 31, 2022 and June 30, 2021 are costs associated with advance planning and design work on the Company’s new production facility of approximately $207,000. The advance planning and design work was primarily incurred in fiscal year 2017. The new production facility is currently on hold as the Company has sufficient production capacity to meet future demands and while the Company focuses its resources on revenue growth. It is anticipated that the Company will continue work on the new production facility in the next three to five years.

6.	Share-Based Compensation

The weighted average fair value of stock option awards granted and the key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows:

	For the Nine Months Ended March 31,
	2022			2021
Weighted average fair value		$0.58			$1.03
Options issued		3,064,100			165,000
Exercise price	$0.49	to	$0.79	$0.64	to	$1.66
Expected term (in years)		5			5
Risk-free rate	0.73%	to	1.33%	0.22%	to	0.57%
Volatility		99%		83%	to	98%

The following table presents the share-based compensation expense recognized for stock-based options during the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months ended March 31,
	2022	2021
Cost of sales	$12	$2
Research and development expenses	33	55
Sales and marketing expenses	(18)	(14)
General and administrative expenses	130	51
Total share-based compensation	$157	$94

The following table presents the share-based compensation expense recognized for stock-based options during the nine months ended March 31, 2022 and 2021 (in thousands):

	Nine Months ended March 31,
	2022	2021
Cost of sales	$68	$7
Research and development expenses	204	79
Sales and marketing expenses	46	20
General and administrative expenses	615	154
Total share-based compensation	$933	$260

As of March 31, 2022, total unrecognized compensation expense related to stock-based options was approximately $1,113,000 and the related weighted-average period over which it is expected to be recognized is approximately 1.05 years.

A summary of stock options within the Company’s share-based compensation plans as of March 31, 2022 was as follows (in thousands except for exercise prices and terms):

			Weighted
		Weighted	Average
	Number of	Exercise	Contractual	Intrinsic
As of March 31, 2022	Options	Price	Term (Years)	Value
Outstanding	6,926	$.72	7.55	$-
Vested and expected to vest	6,926	$.72	7.55	$-
Vested and exercisable	4,041	$.69	6.51	$-

There were no options exercised and 514,065 options exercised, with approximately $0 and $652,000 of intrinsic value associated with these exercises, during the three months ended March 31, 2022 and 2021, respectively. The Company’s current policy is to issue new shares to satisfy stock option exercises.

There were no option awards granted and 125,000 option awards granted with a fair value of approximately $0 and $152,000, during the three months ended March 31, 2022 and 2021, respectively.

There were 84,075 and 2,000 stock option awards which expired during the three months ended March 31, 2022 and 2021, respectively.

There were 257,475 and 234,375 stock option awards forfeited during the three months ended March 31, 2022 and 2021, respectively.

There were 125,000 and 520,315 stock options exercised, with approximately $3,000 and $653,000 of intrinsic value associated with these exercises, during the nine months ended March 31, 2022 and 2021, respectively.

There were 3,064,100 and 165,000 option awards granted with a fair value of approximately $1,763,000 and $170,000 during the nine months ended March 31, 2022 and 2021, respectively.

There were 113,575 and 4,000 stock option awards which expired during the nine months ended March 31, 2022 and 2021, respectively.

There were 413,700 and 237,500 stock option awards forfeited during the nine months ended March 31, 2022 and 2021, respectively

7.	Commitments and Contingencies

Isotope Purchase Agreement

On August 26, 2020, a new supply contract was signed with The Open Joint Stock Company for a term of August 2020 to December 2021 as the Company had purchased the maximum amount of Cesium-131 permitted under the prior agreement. On February 10, 2021, an addendum was signed updating delivery locations. On March 18, 2021, the Company entered into a new supply contract with JSC Isotope pursuant to which the Company will purchase Cesium-131 for a term from March 18, 2021 through March 31, 2023. On July 29, 2021, an addendum was signed that adds a manufacturer, adds a shipper of goods, and increases the amount of Cesium-131 the Company can purchase. On August 19, 2021, an addendum was signed that adds MedikorPharma-Ural LLC, a company incorporated in accordance with the laws of Russia (“Medikor”), as a supplier to supply enriched barium carbonate for the manufacture of Cesium-131 to JSC Isotope on behalf of the Company. On April 11, 2022, an addendum was signed that adds Moving Forward International GmbH, a company incorporated in accordance with the laws of Germany (“Moving Forward”), as a consignee to assist in delivery of Cesium-131 to Medical. Also on April 11, 2022, an addendum was signed that adds banking information for payment of Cesium-131.

8.	Leases

For the three months ended March 31, 2022 and 2021 our operating lease expense was approximately $78,000 and $75,000 respectively. For the three months ended March 31, 2022 and 2021 our operating lease expense recognized in cost of sales was approximately $49,000 and $48,000 respectively and our lease expense recognized in general and administrative expense was approximately $29,000 and $27,000 respectively.

For the nine months ended March 31, 2022 and 2021 our operating lease expense was approximately $235,000 and $227,000 respectively, and is recognized in the statement of operations in cost of sales and general and administrative expenses. For the nine months ended March 31, 2022 and 2021 our operating lease expense recognized in cost of sales was approximately $148,000 and $146,000 respectively and our lease expense recognized in general and administrative expense was approximately $87,000 and $81,000 respectively. The weighted average remaining term and discount rate as of March 31, 2022 was 2.1 years and 6%, respectively.

The following table presents the future operating lease payments and lease liability included on the consolidated balance sheet related to the Company’s operating lease as of March 31, 2022 (in thousands):

Year Ending June 30,
2022 (remaining three months)	73
2023	292
2024	264
Total	629
Less: imputed interest	(41)
Total lease liability	588
Less current portion	(264)
Non-current lease liability	$324

9.	Contracts with Customers

Sources of Revenue

We have identified the following revenues disaggregated by revenue source:

1.	Domestic – direct sales of products and services.

2.	International – direct sales of products and services.

During the three months ended March 31, 2022 and 2021, the Company had no international revenue. For the three months ended March 31, 2022, prostate brachytherapy comprised 75% of our revenue, while other revenue, which includes but is not limited to brain, lung, head/neck, gynecological, and pelvic treatments, and services, comprised 25% compared to 78% and 22%, respectively, in the three months ended March 31, 2021.

During the nine months ended March 31, 2022 and 2021, the Company had no, and nominal international revenue, respectively. For the nine months ended March 31, 2022, prostate brachytherapy comprised 76% of our revenue while other revenue comprised 24% compared to 79% and 21%, respectively, in the nine months ended March 31, 2021.

Concentration of Customers

The following are the Company's top customers, facilities, or physician practices that utilize multiple surgical facilities shown as a percentage of total sales:

	Nine Months Ended March 31,
Facilities and Customers	2022 % of total revenue	2021 % of total revenue
El Camino, Los Gatos, & other facilities	26.9%	25.6%
GT Medical Technologies	13.4%	<10.0%

As of March 31, 2022, one individual customer, El Camino, made up 12.9% of our accounts receivable. As of June 30, 2021, one individual customer, GT Medical Technologies, made up 10.2% of our accounts receivable.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, inventories, accrued liabilities, derivative liabilities and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s annual report on Form 10-K as filed with the SEC on September 27, 2021 are those that depend most heavily on these judgments and estimates. As of March 31, 2022, there had been no material changes to any of the critical accounting policies contained therein.

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

The Company has distribution agreements outside of the United States. These distributors are responsible for obtaining regulatory clearance to sell the Company’s products in their territories, with the support of the Company. As of the date of this Report, the Company has distributors in the Russian Federation, Peru and India with no reported revenues in these locations during the three months ended March 31, 2022.

The Company has a supply agreement with The Open Joint Stock Company <<Isotope>> (“JSC Isotope”), a Russian company, for the supply of Cesium-131 for a term of August 2020 to December 2021. On March 18, 2021, the Company entered into a new supply contract (the “New Agreement”) with JSC Isotope pursuant to which the Company will purchase Cesium-131 for a term from March 18, 2021 through March 31, 2023. Our source of supply of Cesium-131 from Russia is historically produced using one of two nuclear reactors which supply the irradiation needed for Cesium-131 production. As a result of scheduled shutdowns in 2021 and prior years, only one of the Company's historic Russian suppliers of Cesium-131 was available during these periods.

The Company has two consignment inventory agreements with MedikorPharma-Ural LLC (“Medikor”) to process the Company’s enriched barium at one of the reactors referred to above. The term of the first consignment agreement of enriched barium began in November 2017 and is for a 10 year term at a fixed price per curie of Cesium used.

On September 9, 2021, the Company entered into a second Consignment Agreement with Medikor. Pursuant to this second Consignment Agreement, the Company purchased 6,000 mg of enriched barium carbonate for $720,000 and consigned this inventory to Medikor. Beginning in October 2021, Medikor started to use the barium carbonate consigned by the Company (along with barium carbonate consigned under the original agreement) and contract with a third-party manufacturer to produce Cesium-131. Pursuant to this second Consignment Agreement, Medikor pays the Company varying US dollar amounts per curie of Cesium-131 the Company purchases. The amount varies based on how many curies of Cesium-131 the Company purchases. The consignment agreements are expected to minimize the impact on the Company of the temporary shutdown of one of the nuclear reactors that serves as its source of Cesium-131 from Russia.

The Company’s affiliate Medical also has a services agreement with Medikor originally entered into in August 2017 in conjunction with the first consignment agreement, which was superseded by a new services agreement dated December 13, 2021, to perform qualitative and quantitative chemical analysis of Cesium-131 through December 31, 2022.

On March 31, 2022, the Company entered into two agreements with Medikor to purchase enriched barium carbonate. Under the first agreement, the Company purchased 5746.6 mg of enriched barium carbonate for $876,357. Under the second agreement, the Company purchased 6310.4 mg of enriched barium carbonate for $957,608. The Company expects to receive delivery of the enriched barium carbonate by June 30, 2022. The Company estimates that this enriched barium will result in approximately 6,000 curies of Cesium-131. There is no assurance as to whether the Company will obtain this full amount of Cesium-131, nor is there assurance that the third-party reactor which relies on this enriched barium will be used by the Cesium-131 supplier under contract with the Company.

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

The Company recently filed a nonprovisional patent application for a device designed to achieve directional dosing using our Cesium-131 seeds. This device is a bed that holds the Cesium-131 seeds to focus the radiation to a specific treatment area. The device is fixed to a directional mesh that can be used to treat pancreatic cancers as well as retroperitoneal sarcomas. We see unidirectional brachytherapy utilizing Cesium-131 as a highly attractive potential therapy for advanced abdominal cancers as well. In this practical application, the device will be aimed at cancers of the abdomen that invade the abdominal wall and pelvic floor, such as advanced cancers of the colon and rectum and advanced GYN cancers such as ovarian and uterine cancers. The directional dosing device will likely be used initially with the recurrent cancers mentioned above where our competitors’ external beam radiation therapy has previously been administered.

Results of Operations

Three months ended March 31, 2022 and 2021 (in thousands):

	Three months ended March 31,
	2022		2021		2022 - 2021
	Amount	% (a)	Amount	% (a)	% Change
Sales, net	$2,910	100	$2,600	100	12
Cost of sales	1,469	50	1,238	48	19
Gross profit	1,441	50	1,362	52	6

Operating expenses:
Research and development expenses	549	19	362	14	52
Sales and marketing expenses	687	24	581	22	18
General and administrative expenses	1,581	54	1,183	46	34
Loss on equipment disposal	-	-	2	-	(100)

Total operating expenses	2,817	97	2,128	82	32
Operating loss	$(1,376)	(47)	$(766)	(29)	80

(a)	Expressed as a percentage of sales, net

Nine months ended March 31, 2022 and 2021 (in thousands):

	Nine months ended March 31,
	2022		2021		2022 - 2021
	Amount	% (a)	Amount	% (a)	% Change
Sales, net	$8,290	100	$7,343	100	13
Cost of sales	4,600	55	3,568	49	29
Gross profit	3,690	45	3,775	51	(2)

Operating expenses:
Research and development expenses	1,786	22	959	13	86
Sales and marketing expenses	2,150	26	1,781	24	21
General and administrative expenses	5,039	61	3,379	46	49
Loss on equipment disposal	-	-	9	-	(100)

Total operating expenses	8,975	109	6,128	83	46
Operating loss	$(5,285)	(64)	$(2,353)	(32)	125

(a)	Expressed as a percentage of sales, net

Sales

Sales, net for the three and nine months ended March 31, 2022 increased 12% and 13% respectively compared to the three and nine months ended March 31, 2021. The Company’s sales personnel continue to focus on bringing in new accounts while also working with existing customers to increase their order volumes. Hospitals’ focus on COVID-19 during the three months ended March 31, 2022 has waned slightly in some areas but has continued in other areas and this has continued to impact patients’ brachytherapy procedures. Further, we believe that hospitals are continuing to have a difficult time staffing nurses needed to support the procedures our products are utilized in.

The sales breakdown between prostate and non-prostate applications is set forth below.

Three months ended March 31, 2022 and 2021 (in thousands):

	Three months ended March 31,
	2022		2021		2022 - 2021
	Amount	% (a)	Amount	% (a)	% Change
Prostate brachytherapy	$2,187	75	$2,033	78	8
Other sales	723	25	567	22	28
Sales, net	$2,910	100	2,600	100	12

(a)	Expressed as a percentage of sales, net

Nine months ended March 31, 2022 and 2021 (in thousands):

	Nine months ended March 31,
	2022		2021		2022 - 2021
	Amount	% (a)	Amount	% (a)	% Change
Prostate brachytherapy	$6,299	76	$5,818	79	8
Other sales	1,991	24	1,525	21	31
Sales, net	$8,290	100	7,343	100	13

(a)	Expressed as a percentage of sales, net

Prostate Brachytherapy

Prostate sales increased by approximately 8% during the three and nine months ended March 31, 2022 compared to the three and nine months ended March 31, 2021. We believe that due to hospitals’ focus on COVID-19 including the Delta and Omicron variants during the nine months ended March 31, 2022 in various states, patients’ brachytherapy procedures continued to be delayed or cancelled. Despite these delays and cancellations, revenues increased over the prior year three months mainly due to a price increase instituted by the Company along with slightly higher number of cases, and revenues increased over the prior year nine months due to a combination of an increased number of seeds being sold and a price increase instituted by the Company. The sales volume increase was primarily related to increased utilization at existing accounts as well as sales to new accounts. The Company raised seed prices in November 2021 to help offset its increases in raw materials and other costs as a result of the ongoing global COVID-19 pandemic.

Management believes continued growth in prostate brachytherapy revenues will be the result of physicians, payors, and patients increasingly considering overall treatment advantages including costs compared with non-brachytherapy treatments, better treatment outcomes and improvement in the quality of life for patients. In January 2022, the American Cancer Society estimated that nearly 270,000 new prostate cancer cases will be diagnosed in calendar year 2022, which represents an increase of approximately 8% over the calendar year 2021 estimate (American Cancer Society, 2022). This increase is due to patients being unable to access treatment or putting treatment off due to the COVID pandemic, but there is no assurance that this will occur and if it occurs that it will have a positive impact on the Company's performance. We believe the trend to use brachytherapy in lieu of other options is starting to improve our performance but there is no assurance as to how long this trend will continue.

Other Sales

Other sales includes, but is not limited to, brain, lung, head/neck, gynecological, and pelvis treatments, as well as services. Other sales, net increased by 28% for the three months ended March 31, 2022 and 31% for the nine months ended March 31, 2022 compared to the three and nine months ended March 31, 2021. The main driver of this growth was treatments for pelvic and brain cancers as well as increased services. The increase in services was mainly due to an increase in the minimum order fee due from GT Medical Technologies as its forecast was greater than its actual orders during the three and nine months ended March 31, 2022. Initial applications for these other brachytherapy treatments are primarily used in recurrent cancer treatments or salvage cases that are generally difficult to treat aggressive cancers where other treatment options are either ineffective or unavailable.

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

GammaTile™ Therapy was originally cleared for treating recurrent brain cancers. GT Med Tech filed a 510k with the FDA on an expanded indication of GammaTile™ Therapy to include treatment of newly diagnosed brain tumors with an application of Cesium-131. On January 27, 2020, GT Med Tech announced that it had received clearance from the FDA for an expanded indication allowing patients of newly diagnosed malignant brain tumors to be treated by GammaTile™ Therapy. For the three and nine months ended March 31, 2022, total revenues from sales including minimum order fees to GT Med Tech were approximately 13% and 13% of sales respectively.

Cost of sales

Cost of sales consists primarily of the costs of manufacturing and distributing the Company’s products and for the three and nine months ended March 31, 2022 increased 19% and 29% respectively compared to the three and nine months ended March 31, 2021.

Contributing to the increase in the three and nine months ended March 31, 2022 and 2021 comparison were increases in isotope and other materials costs as well as increases in labor and depreciation. Due to lower than forecasted levels of sales volumes, we had excess isotope on hand which went unused. Other materials costs increased due to supplier price increases. Labor costs increased due to annual merit increases for production personnel as well as additional headcount and depreciation increased due to completion of production automation projects and the purchase of other production equipment.

Gross Profit

Contributing to the three months ended March 31, 2022 versus three months ended March 31, 2021 gross profit increase were higher sales offset by increased costs of production including isotope supply due to ordering additional supply and payroll due to merit increases. Contributing to the nine months ended March 31, 2022 versus the nine months ended March 31, 2021 gross profit decline were increases in isotope costs due to lower than forecasted sales volumes which led to excess isotope on hand which went unused along with ordering additional isotope as part of the initial setup of a second reactor, and increases in payroll due to annual merit increases and additional headcount. Additionally, material costs increased compared to the three and nine months ended March 31, 2021.

Research and development

Research and development consists primarily of employee and third party costs related to research and development activities.

Contributing to the three and nine months ended March 31, 2022 and 2021 comparison was an increase in payroll due to annual merit increase as well as additional headcount and an increase in consulting expenses relating to market research. This increase was partially offset by a reduction in investment in the development of the Blu Build™ delivery system for real-time prostate brachytherapy.

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

Contributing to the three and nine months ended March 31, 2022 and 2021 comparison was an increase in travel and tradeshow costs due to some COVID-19 restrictions being eased as well as increased payroll expenses resulting from annual merit increases, new hires and an increase in incentive compensation due to the increase in sales. These increases were partially offset by a reduction in consulting expenses due to reclassification of reimbursement consulting to general and administrative expenses.

General and administrative expenses

General and administrative expenses consist primarily of the costs related to the executive, human resources/training, quality assurance/regulatory affairs, finance, and information technology functions of the Company.

Contributing to the three and nine months ended March 31, 2022 and 2021 comparison were increased payroll due to annual merit increases and new hires, employment hiring expenses, IT consulting expenses, director and officer insurance expense, public company related expenses, increased audit and legal fees, severance, and increased travel due to the easing of some COVID-19 restrictions. In addition, the majority of annual employee and director stock grants have historically been granted in the fiscal fourth quarter, however awards for performance in fiscal 2021 were granted in July 2021 thereby increasing share-based stock compensation expense in the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021.

Impact of the Conflict in Ukraine

In February of 2022, Russia invaded Ukraine and is still engaged in active armed conflict against the country. As a result, governments in the United States, the European Union, the United Kingdom, Switzerland, and other countries have enacted sanctions against Russia and Russian interests, and in turn Russia has implemented some retaliatory sanctions and currency controls as well. These sanctions include controls on the export, re-export, and in-country transfer in Russia of certain goods, supplies, and technologies and the imposition of restrictions on doing business with certain state-owned Russian customers and other investments and business activities in Russia. Certain Russian banks have been impacted as well through restrictions on money transfers. Our local bank implemented its own policies which ultimately resulted in our inability to make wire transfers to Russia and we are in the process of establishing other banking relationships so that we can continue to make these wire transfers for our supply of isotope.  Because of the armed conflict, we have also adjusted the transportation of our medical isotope from Russia due to the cancellation of many flights in and out of Russia. To date, the Company has not experienced any missed shipments of medical isotope. The Company retained legal counsel to assist in its review of our medical isotope and other Russian suppliers to ensure none of them have been sanctioned, including the Russian banks that our suppliers use. Currently there are no sanctions on our suppliers nor their banks, but there can be no assurance this will not change in the future. We continue to monitor the situation.

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

As COVID-19 spread, many states implemented new guidelines in an attempt to mitigate the spread of the virus and to conserve certain medical supplies. Those guidelines led to the cancellation or postponement of elective and non-emergency surgical procedures, including prostate brachytherapy procedures.  Although during the first nine months of fiscal 2022, our sales revenues increased 13% compared to the first nine months of fiscal 2021, we were still below the average monthly prostate revenues attained in our third quarter of fiscal 2020 prior to the outset of COVID-19's impact on our operations. We believe this is due to hospitals’ focus on COVID-19 including variants, resulting in a delay or cancellation of patients scheduled to be seen by physicians. In addition, we believe that hospitals are having a difficult time staffing nurses needed to support the procedures our products are utilized in. This resulted in fewer or delayed urology referrals for prostate brachytherapy treatment.

In the first nine months of fiscal 2022, we forecasted an increase in cases, particularly prostate cases, which did not occur to the extent we expected due to an increase in the Delta and Omicron variants of COVID-19 as well as increased physician vacations and staffing shortages in hospitals. We plan to continue to manage our expenses and make adjustments to isotope orders, as permitted by our suppliers, to meet potential increased treatment demands.

Liquidity and capital resources

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company has historically financed its operations through selling equity to investors. During the nine months ended March 31, 2022 and 2021, the Company used existing cash reserves to fund its operations and capital expenditures (in thousands except current ratio):

	Nine months
	ended March 31,
	2022	2021
Net cash (used) by operating activities	$(4,819)	$(1,719)
Net cash (used) by investing activities	(161)	(272)
Net cash provided by financing activities	56	64,441
Net increase (decrease) in cash and cash equivalents	$(4,924)	$62,450

	As of
	March 31, 2022	June 30, 2021
Working capital	$60,802	$65,501
Current ratio	32.08	37.37

Cash flows from operating activities

Net cash used by operating activities in the nine months ended March 31, 2022 was primarily due to a net loss of approximately $5.19 million net of approximately $1,171,000 in adjustments for non-cash activity such as share-based compensation, depreciation and amortization expense, and accretion of asset retirement obligation. Changes in operating assets and liabilities contributed approximately $796,000 to the cash used by operating activities; increases in inventory, mainly due to the purchase of enriched barium carbonate, increase in accounts receivable, and increases in prepaid expenses and other current assets were partially offset by increases in accrued payroll and related taxes, increases in accounts payable and accrued expenses, and accrued protocol expenses.

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

Cash flows from investing activities

Investing activities for the nine months ended March 31, 2022 and 2021 respectively, consisted of transactions related to the purchase of fixed assets. Management will continue to invest in technology and machinery that improves and streamlines production processes and to invest in low-risk investment opportunities that safeguard assets and provide greater assurance those resources will be liquid and available for business needs as they arise.

Cash flows from Financing activities

Financing activities in the nine months ended March 31, 2022 included proceeds of approximately $56,000 pursuant to the exercise of options to purchase common stock.

Financing activities in the nine months ended March 31, 2021, included payment of preferred dividends and net proceeds of approximately $56,375,000 from the sale of 59,669,230 shares of common stock pursuant to two underwritten offerings. Also included are net proceeds of approximately $7,784,000 pursuant to exercise of the 12,318,877 warrants to purchase common stock as well as net proceeds of approximately $291,000 pursuant to the exercise of 520,315 options to purchase common stock.

Projected fiscal 2022 liquidity and capital resources

Operating activities

Management forecasts that fiscal 2022 cash requirements will increase compared to previous years and that current cash and cash equivalents will be sufficient to meet projected operating cash needs for the next twelve months. Monthly operating expenses are budgeted to increase for sales and marketing, research and development and general and administrative expenses in fiscal 2022 as management works to implement its strategy. Assuming no extraordinary expenses occur (whether operating or capital), if management is successful at implementing its strategy to focus on renewed emphasis to drive the consumer to the prostate market and meets or exceeds its growth targets of twenty-five percent increase in revenue in fiscal 2022 and this annual growth continues, the Company anticipates reaching cashflow break-even in three to four years. These assumptions do assume that GammaTile™ will contribute to total revenue but do not incorporate any significant growth in the other non-prostate applications as they generate nominal revenues today but if they show significant improvement, cashflow break-even could occur sooner. There is no assurance that the targeted sales growth will materialize but management is encouraged by the depth and experience of its sales team and its track record of growth during the last three fiscal years despite the ongoing COVID-19 pandemic. The Company missed its target of twenty-five percent increased revenue in the first nine months of fiscal 2022 and there is no assurance that targeted sales growth will continue over the next three to four years.

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

Other commitments and contingencies

The Company presented its other commitments and contingencies in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021. There have been no material changes outside of the ordinary course of business in those obligations during the nine months ended March 31, 2022 other than those previously disclosed in note 7 of the financial statements contained in this filing.

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

During the nine months ended March 31, 2022, there have been no changes to the critical accounting policies and estimates discussed in Part II, Item 7 of our Form 10-K for the year ended June 30, 2021.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and co-principal financial officers, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of March 31, 2022. Based on that evaluation, our principal executive officer and our co-principal financial officers concluded that the design and operation of our disclosure controls and procedures were effective. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedures are designed to provide a reasonable level of assurance that the objectives of the system will be met.

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

The Ongoing Conflict Between Russia and Ukraine Could Adversely Affect Our Business, Financial Condition, And Results of Operations

In February 2022, Russian military forces launched a military action in Ukraine, and sustained conflict and disruption in the region is likely. The length, impact, and outcome of this ongoing military conflict is highly unpredictable and could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, trade disputes or trade barriers, changes in consumer or purchaser preferences, as well as an increase in cyberattacks and espionage.

Russia’s recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military action against Ukraine have led to substantial expansion of sanction programs imposed by the United States, the European Union, the United Kingdom, Canada, Switzerland, Japan, and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, including, among others:

●

blocking sanctions against some of the largest state-owned and private Russian financial institutions (and their subsequent removal from the Society for Worldwide Interbank Financial Telecommunication payment system) and certain Russian businesses;

●	blocking sanctions against Russian and Belarusian individuals, including the Russian President, other politicians, and those with government connections or involved in Russian military activities; and
●

blocking of Russia’s foreign currency reserves as well as expansion of sectoral sanctions and export and trade restrictions, limitations on investments and access to capital markets, and bans on various Russian imports.

In retaliation against new international sanctions and as part of measures to stabilize and support the volatile Russian financial and currency markets, the Russian authorities also imposed significant currency control measures aimed at restricting the outflow of foreign currency and capital from Russia, imposed various restrictions on transacting with non-Russian parties, banned exports of various products, and imposed other economic and financial restrictions. The situation is rapidly evolving, and additional sanctions by Russia on the one hand, and by the other countries on the other hand, could adversely affect the global economy, financial markets, energy supply and prices, certain critical materials and metals, supply chains, and global logistics and could adversely affect our business, financial condition, and results of operations.

We are actively monitoring the situation in Ukraine and Russia and assessing its impact on our business, including our medical isotope suppliers. To date, we have not experienced any material interruptions in our medical isotope supplies needed to support our operations. We have no way to predict the progress or outcome of the military conflict in Ukraine or its impacts in Ukraine, Russia, Belarus, Europe, or the U.S. The extent and duration of the military action, sanctions, and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Any such disruption may also magnify the impact of other risks described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

We Rely Heavily on Three Customers

For the nine months ended March 31, 2022 approximately 46% of the Company’s revenues were dependent on three customers, with approximately 27% being generated by one group of customers. The loss of any of these customers would have a material adverse effect on the Company’s revenues that may not be replaced by other customers, particularly as these customers are in the prostate sector which is facing substantial competition from other treatments.

The Uncertainty Regarding Reimbursement for Use of Our Product Has Been Resolved for the Foreseeable Future.

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

In December 2021, Congress delayed the start of the RO APM, which was scheduled to start on January 1, 2023.

In April 2022, CMS posted a proposed rule regarding implementation of Medicare’s RO Model. CMS proposed to delay the start date for the RO Model from January 1, 2023 until a date to be proposed in the future. CMS plans to provide advance notice at least six months prior to the future proposed RO Model implementation date. CMS is currently accepting written comments from the public on this proposal until June 7, 2022.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Item 1.01     Entry Into a Material Definitive Agreement.

On May 4, 2022, the Company entered into Addendum No. 5 to its supply contract with Joint Stock Company «Isotope», a Russian company (“JSC Isotope”), originally dated March 18, 2021, for the purchase of Cesium-131. Addendum 5 adds banking information for payment of Cesium-131.

Additionally, on May 5, 2022, the Company entered into Addendum No. 6 to its supply contract with JSC Isotope, originally dated March 18, 2021, for the purchase of Cesium-131. Addendum 6 adds that SphereRx, LLC can be a paying party under the agreement.

The addendums are filed as Exhibits 10.1 and 10.2 to this Quarterly Report on Form 10-Q, and the above descriptions of the agreements are qualified in their entirety by reference to such exhibits.

ITEM 6. EXHIBITS

(Except as otherwise indicated (a) all exhibits were previously filed, (b) all omitted exhibits are intentionally omitted, and (c) all documents referenced below were filed under SEC file number 001-33407.)

Exhibits:
3(i)	Certificate of Incorporation, incorporated by reference to Exhibit A of the Form Def 14A filed on November 9, 2018.

3(ii)	Bylaws, incorporated by reference to Exhibit C of the Form Def 14A filed on November 9, 2018.

10.1*	Addendum No. 5 to Supply Contract, dated May 4, 2022, by and between Isoray Medical, Inc. and Joint Stock Company.

10.2*	Addendum No. 6 to Supply Contract, dated May 5, 2022, by and between Isoray Medical, Inc. and Joint Stock Company.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Financial Officer

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Financial Officer

32.1**	Section 1350 Certifications

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2022
ISORAY, INC., a Delaware corporation
/s/ Lori A. Woods
Lori A. Woods
Chief Executive Officer (Principal Executive Officer)

/s/ Jonathan Hunt
Jonathan Hunt
Chief Financial Officer (Co-Principal Financial Officer)

/s/ Mark J. Austin
Mark J. Austin
Vice President of Finance and Corporate Controller (Co-Principal Financial Officer, Principal Accounting Officer, Corporate Secretary)