Form 10-K
period 2022-06-30
Isoray, Inc.
filed 2022-09-28
CIK 728387

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2022

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter – $54,853,119 as of December 31, 2021.

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of September 23, 2022 was 142,112,766.

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

As used in this Form 10-K, unless the context requires otherwise, “fiscal year” or “fiscal” means the Company’s financial year that begins on July 1 and ends on June 30 of the following year (for example: fiscal year 2022 is equivalent to the year ended June 30, 2022).

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

Isoray International LLC (“International”), a Washington limited liability company, was formed on November 27, 2007 and is a wholly-owned subsidiary of the Company. International has entered into various international distribution agreements.

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

The Company’s core product is its Cesium-131 sealed source brachytherapy “seed.” These seeds can be inserted individually or in combination into various locations in the body until the physician is satisfied with the radiation dose delivered. The Company also sells seeds in strands to keep them from individually moving and to allow the physician to put multiple seeds in a row as desired. In addition, “pre-loaded” needles may have Cesium-131 brachytherapy seeds inserted in them, or a strand with seeds in the strand, inserted into the needle. Seeds can be sold with our Blu Build™ loading device that allows clinicians to efficiently customize and configure strands in the operating room. Seeds can also be loaded into suture material, which can be sewn by Isoray into a piece of bio-absorbable mesh which can be sewn or stapled into tissue by the physician for use in lung, pelvic floor and other cancer locations. These options provide the physician the ability to deliver a personalized, targeted dose of radiation to the site of the tumor. Under a manufacturing agreement with GT Medical Technologies, Inc. (“GT Med Tech”), Isoray inserts Cesium-131 seeds into a collagen matrix which GT Med Tech’s customers place in the brain.

Brachytherapy seeds are small devices that deliver a personalized targeted therapeutic dose of radiation used in an interstitial radiation procedure. The procedure has become one of the primary treatments for prostate cancer. The brachytherapy procedure places radioactive seeds as close as possible to (in or near) the cancerous tumor (the word “brachytherapy” is derived from Greek and means close therapy). A primary advantage of seed brachytherapy is the ability of the seeds to deliver therapeutic radiation thereby killing the cancerous tumor cells while minimizing exposure (damage) to adjacent healthy tissue. This procedure allows doctors to administer a high dose of radiation directly to the tumor. A seed contains a radioisotope sealed within a titanium capsule. The number of seeds used varies based on the size of the cancerous area being treated, the isotope used and the activity level specified by the physician. When brachytherapy is combined with another treatment method (dual-therapy), fewer seeds are used in the procedure. Recently, Cesium-131 seeds have been used in conjunction with drugs to treat hard-to-treat cancers such as head and neck cancers and metastatic melanomas. This treatment is termed immunotherapy (e.g. immune checkpoint inhibition) and, like brachytherapy, is providing targeted personalized treatment to patients. The isotope decays over time (half-life) and eventually the seeds become inert (typically over 6 half-lives). The seeds may be used as a primary treatment (monotherapy) or as an adjunct therapy with other treatment modalities, or as treatment for residual disease after excision of primary tumors. The number of seeds for treatment sites vary widely (as few as 8 seeds to more than 100 seeds) depending on the type of cancer, the tumor location, the prescribed activity level and any additional type of therapy being utilized.

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

When brachytherapy is the only treatment (monotherapy) used in the prostate, approximately 70 to 120 seeds are permanently implanted in the prostate during an outpatient procedure, depending on the size of the prostate gland. Typically, physicians use loose seeds in needles or in a cartridge or seeds loaded into strands which can also be loaded into needles for the treatment of prostate cancer. Seeds may be combined with another treatment method (dual therapy) when treating prostate cancer.

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

The results of a randomized trial comparing long-term cancer-specific outcomes of low- and intermediate-risk prostate cancer patients of Cesium-131 versus the more commonly used Iodine-125 were published in 2021 (Moran, et al., Long-term outcomes of a prospective randomized trial of 131Cs/125I permanent prostate brachytherapy.  Brachtherapy 20(1):38-43 (2021)).  The randomized arm of Cesium-131 patients in this study had not been included in earlier published series.  The authors found no significant difference in biochemical relapse-free survival between the two groups at nine years (84% versus 87%, p=0.9).  The authors also found no significant difference between urinary and sexual quality of life using the EPIC instrument over the study period, although two-month bowel related quality of life was worse with I-125.

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

A task force convened by the American Brachytherapy Society to address “key questions” related to low-dose rate prostate brachytherapy published their findings in 2021 (King, et al., Low dose rate brachytherapy for primary treatment of localized prostate cancer: a systematic review and executive summary of an evidence-based consensus statement. Brachytherapy 20(6)1114-1129 (2021).) The authors found Cesium-131 a radionuclide that can be used for LDR brachytherapy with a Strength of Recommendation of “High” and a Strength of Evidence as “High” – equaling the recommendations for the more conventional radionuclides Iodine-125 and Palladium-103.

Gynecologic Cancer

Individual seeds can also be placed via needle into the female reproductive tract for the treatment of various gynecologic cancers. While the company continues to supply Cesium-131 seeds for use in gynecologic cancers, the company is currently putting its focus on other cancers as discussed further in subsequent pages.

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

From 2014 to present there have been numerous published reports, abstracts and society presentations which have been presented and support the effectiveness of treating recurrent metastatic brain cancers with Cesium-131. Dr. Gabriella Wernicke and co-investigators at Weill Cornell Medical College at the NY Presbyterian Hospital have published multiple papers on the efficacy, favorable side-effect profile and cost-effectiveness of Cesium-131 brachytherapy seeds in the treatment of metastatic brain cancer. (A. G. Wernicke, et al., Clinical Outcomes of Large Brain Metastases Treated With Neurosurgical Resection and Intraoperative Cesium-131 Brachytherapy: Results of a Prospective Trial, Int J Radiat Oncol Biol Phys. 98 (5):1059-1068 (2017); A. Pham, et al., Neurocognitive function and quality of life in patients with newly diagnosed brain metastasis after treatment with intra-operative Cesium-131 brachytherapy: a prospective trial, J Neurooncol 127(1):63-71 (2016); A.G. Wernicke, et al., Surgical technique and clinically relevant resection cavity dynamics following implantation of cesium-131 brachytherapy in patients with brain metastases, Operative Neurosurgery 12(1):49-60 (2016); A.G. Wernicke, et al., Cesium-131 brachytherapy for recurrent brain metastases: durable salvage treatment for previously irradiated metastatic disease, Journal of Neurosurgery 10.3171/2016.3.JNS152836 (Published online June 3, 2016); A.G. Wernicke, et al., The cost-effectiveness of surgical resection and cesium-131 intraoperative brachytherapy versus surgical resection and stereotactic radiosurgery in the treatment of metastatic brain tumors, J Neurooncol 127(1):145-53 (2016)).

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

A 2022 report from the University of Minnesota of a group of 22 patients with recurrent glioblastoma multiforme (GBM) treated with resection and GammaTile brachytherapy found outcomes that compared favorably to both the published literature and a comparison cohort treated without GammaTile (Gessler D., et al. GammaTile® brachytherapy in the treatment of recurrent glioblastomas, Neuro-Oncology Advances 4(1), (2022)).  The authors concluded that their original data supports GammaTile® brachytherapy as an option for patients with recurrent GBM.

Another 2022 report from Piedmont Brain Tumor Center reported 17 patients (8 with brain metastases, 7 with recurrent GBM and 2 with recurrent malignant meningioma found GammaTile therapy safe and effective when applied at brain tumor resection (Dunbar E, et al., Piedmont brain tumor center’s experience with GammaTile intracranial brachytherapy for malignant intracranial tumors, Neurology 98(18 Suppl) 2022).

In 2022 a group of authors from the University of Cincinnati, University of Texas M.D. Anderson Cancer Center, and the Lenox Hill Hospital (NYC) published a structured literature review of all available studies of Cesium-131 brachytherapy and brain cancer treatment, noting that the availability of Cesium-131 has led to a resurgence of brain brachytherapy in the treatment of brain cancers post-surgical resection.  The authors included 27 studies published between 2014 and 2021, including both stranded Cesium-131 source and GammaTile® therapy, incorporating 279 patients into their analysis.  Outcomes of patients following treatment of brain metastases, gliomas, and meningiomas were included.  Based on the totality of the reviewed studies, the authors concluded that “initial data suggest that Cs-131 brachytherapy is safe and effective in newly diagnosed and recurrent primary or metastatic brain tumors, showing favorable locoregional FFP [freedom from progression] rates and rare radiation-induced complications”. (Palmisciano P., et al.  The role of cesium-131 brachytherapy in brain tumors: a scoping review of the literature and ongoing clinical trials, Journal of Neuro-Oncology 159:117-133 (2022).

The Company collaborated with GT Med Tech to file an application with the U.S. FDA to clear GammaTile™ for clinical use and the FDA provided clearance on July 6, 2018. In January 2020 GammaTile™ Therapy launched full market release.  Prior to fiscal 2021, total revenues from sales to GT Med Tech have been less than ten percent (10%) of sales but these sales exceeded 10% in fiscal 2021 and 2022. GT Med Tech has indicated it intends to increase sales and marketing efforts during the Company’s fiscal year 2023, but there is no assurance that this will occur.

Head and Neck Cancer

Cesium-131 brachytherapy is also used in the treatment of recurrent head and neck cancers.  First reported by Bhupesh Parashar MD from Weill Cornell Medical College (A. Pham, et al.  Cesium-131 brachytherapy in high risk and recurrent head and neck cancers: first report of long-term outcomes.  J Contemp Brachytherapy 7(6):445-52 (2015), the appeal of Cesium-131 brachytherapy in the treatment of these cancers lies in the motivation by the practitioner to avoid delivering dose to critical structures in the head and neck, including blood vessels and the spinal cord.  Since these patients have already been subjected to external beam radiation therapy and may not tolerate another course, brachytherapy with Cesium-131 offers a significant re-treatment option.

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

In fiscal 2022 a group from Thomas Jefferson University and the University of Cincinnati reported a multii-institutional series of 49 patients with recurrent head and neck cancers treated with surgery and Cesium-131 brachytherapy (A. Luginbuhl, et al. Multi-Institutional Study Validates Safety of Intraoperative Cesium-131 Brachytherapy for Treatment of Recurrent Head and Neck Cancer.  Frontiers in Oncology 26 November 2021). The authors of this study concluded that surgery and Cesium-131 brachytherapy demonstrated acceptable safety and compelling oncologic outcomes.

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

The 64 ICD-10-PCS codes are important for the growing surgical applications of Cesium-131 in treating a significant range of hard to treat cancers including brain, lung, head and neck, abdominal, breast, gynecological, pelvic, and colorectal cancers. The new codes took effect on October 1, 2020 and management believes they have provided greater impetus for usage as now CMS is able to track the additional cost of the Cesium-131 seed itself and reimburse the hospital through the DRG payment system for this additional costs when an in-patient brachytherapy procedure is performed.

Industry Information

Prostate Cancer Treatment

According to the American Cancer Society, one in eight men will be diagnosed with prostate cancer during his lifetime. It is the most common form of cancer in men, and the second leading cause of cancer deaths in men following lung cancer. The American Cancer Society estimates there will be about 268,490 new cases of prostate cancer diagnosed and an estimated 34,500 deaths associated with the disease in the United States in 2022.

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

Low Dose Rate Permanent Brachytherapy (LDR). Isoray’s Cesium-131 brachytherapy seeds are an option in the treatment of prostate cancers of all risk levels of localized disease. In this approach, seeds of radioactive material are placed inside thin needles, which are inserted through the skin in the area between the scrotum and anus and into the prostate. The seeds are left in place as the needles are removed and give off low doses of radiation for weeks. Radiation from the seeds travels a very short distance, so the seeds can give off a large amount of radiation in a very small area. This limits the amount of damage to nearby healthy tissues.

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

Additional Treatments. Additional, but less frequently used, treatments include high-intensity focused ultrasound (HIFU), cryotherapy, hormone therapy, and chemotherapy.

Clinical Series for Prostate Low Dose Rate Brachytherapy

Studies have demonstrated durably high rates of control following permanent implant brachytherapy for localized prostate cancer out to 15 years post-treatment (J. Sylvester, et al., 15-year biochemical relapse free survival in clinical stage T1-T3 prostate cancer following combined external beam radiotherapy and brachytherapy; Seattle experience International Journal of Radiation Oncology Biology Physics, Vol. 67, Issue 1, 57-64 (2007)). The cumulative effect of these studies has been the conclusion by leaders in the field that brachytherapy offers a disease control rate as high as surgery, though with a lesser side-effect profile than surgery (J.P. Ciezki, Prostate brachytherapy for localized prostate cancer, Current Treatment Options in Oncology Volume 6, 389-393 (2005)).

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

In May 2017 a collaborative group of Canadian researchers published the results of a study that randomized intermediate- to high-risk localized prostate cancer to an external beam dose escalation or permanent implant brachytherapy boost (W. J. Morris, et al. Androgen Suppression Combined with Elective Nodal and Dose Escalated Radiation Therapy (the ASCENDE-RT Trial): An Analysis of Survival Endpoints for a Randomized Trial Comparing a Low-Dose-Rate Brachytherapy Boost to a Dose-Escalated External Beam Boost for High- and Intermediate-risk Prostate Cancer, International Journal of Radiation Oncology, Biology, Physics Volume 98, 275-285, 2017). These patients all underwent standard external beam radiation therapy and hormonal therapy. This study, known as the “ASCENDE-RT” study, demonstrated a significant therapeutic advantage to the patients who underwent permanent implant brachytherapy boost, reporting a 20% advantage (83% versus 63%) in biochemical relapse-free survival at nine years following treatment.

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

The Company has initiated a study with the University of Pittsburgh School of Medicine that seeks to study short-term urinary symptoms of men treated with Cesium-131 prostate brachytherapy in more detail than previously studied. This study will summarize patient-reported urinary symptoms on a monthly – rather than quarterly – basis in order to more carefully describe patients’ experiences with bothersome urinary morbidity.

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

Brain Cancer Treatment Options

An estimated 25,050 new cases of malignant primary tumors of the brain or spinal cord are expected to be diagnosed in 2022. About 18,280 people are expected to die from brain and spinal cord tumors in 2022 (American Cancer Society, 2022). In addition to primary tumors, metastasis of brain tumors from other body sites are estimated at over 65,000 new cases per year.

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

Isoray Medical and GT Medical Technology executed a Collaborative Development Agreement and an exclusive ten-year supply agreement for GammaTile™ Therapy in fiscal year 2018. On April 26,  2019, the Company and GT Med Tech amended and restated the Manufacturing and Supply Agreement which now expires in April 2029. The amended and restated agreement requires GT Med Tech to provide a twelve-month rolling forecast on a monthly basis.  The first calendar month of each rolling forecast becomes a binding purchase order and the remaining eleven months are a non-binding forecast.  The amended and restated agreement also adjusted some pricing due to updated procedures, allows GT Med Tech to move the loading of the GammaTile™ to another non-Company facility provided GT Med Tech continues to purchase Cesium-131 seeds exclusively from the Company, and governs how GammaTile™ process improvement projects will be scoped and billed. GammaTile™ leverages Cesium-131’s unique ability to deliver a highly targeted dose of intense radiation treatment while limiting radiation exposure to surrounding tissue. On November 17, 2021, the parties entered into Amendment No. 3 to the Amended and Restated Manufacturing and Supply Agreement to change the nature of the services to be provided by Medical to GT Med Tech from preparation of GammaTiles containing Cesium-131 seeds to instead only supplying Cesium-131 seeds to GT Med Tech so that GT Med Tech may handle the assembly of GammaTiles in house. Pursuant to this amendment, Medical will manufacture and supply Cesium-131 brachytherapy seeds to GT Med Tech rather than GammaTiles. Additionally, the amendment modified the prices to be paid by GT Med Tech for rush orders and for Cesium-131 seeds and modified how order cancellations are processed.

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

GT Med Tech has reimbursement for GammaTile™ under ICD-10PCS-00H004Z and MS-DRG 023 which reimburses hospitals in the inpatient setting and will continue to roll out its sales and marketing strategy for release of GammaTile™. In January 2020, GammaTile™ Therapy launched a full market release. Prior to fiscal 2021, total revenues from sales to GT Med Tech have been less than ten percent (10%) of sales but these sales exceeded 10% in fiscal 2021 and 2022. GT Med Tech has indicated it intends to increase sales and marketing efforts during the Company’s fiscal year 2023, but there is no assurance that this will occur.

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

Gynecological Cancer Treatment Options (Cervical, Vaginal and Vulvar Cancer)

An estimated 29,300 new cases of cervical (14,100), vaginal (8,870) and vulva (6,330) cancers are expected to be diagnosed in the United States in 2022. A combined estimate of 7,470 deaths are expected to occur from cervical, vaginal and vulvar cancers in the United States in 2022 (American Cancer Society, 2022). In addition to brachytherapy to treat gynecological cancers such as cervical, vaginal and vulvar cancers, other treatment options include surgery, laser surgery, radiation therapy, chemotherapy, and topical treatments.

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

Head and Neck Cancer Treatment Options

An estimated 54,000 new cases of head and neck cancer are expected to be diagnosed in the United States in 2022 (American Cancer Society, 2022).

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

Lung Cancer Treatment Options

An estimated 236,740 new cases of lung cancer are expected in 2022, accounting for 12% of all cancer diagnoses in the United States. Lung cancers are expected to account for more deaths in 2022 than any other single type of cancer in both sexes combined. In the United States, an estimated 130,180 deaths will result from lung cancer in 2022 (American Cancer Society, 2022).

Lung cancer has historically been treated utilizing surgery, radiation therapy, chemotherapy, immunotherapy and targeted therapy including LDR brachytherapy. More than one kind of treatment may be used in combination with others, depending on the stage of the patient’s cancer and other factors. (American Cancer Society, 2022).

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

Our Strategy

The key elements of Isoray’s strategy for fiscal year 2023 include:

Continue to Invest in Sales and Marketing Development Activities. Prostate cancer treatment represents the original and core business for the Company’s Cesium-131 product. With long-term follow-up data relating to biochemical (PSA) control of prostate cancer now presented to the prostate cancer field, Isoray plans to aggressively increase the number of centers using Cesium-131 through its direct sales force and through its international distributors. Because intermediate- to long-term follow-up data is required to convince clinicians and patients to consider any particular therapy for localized prostate cancer, the availability of long-term data with Cesium-131 in the treatment of prostate cancer represents a significant milestone. Isoray hopes to capture more of the incremental market growth if and when seed implant brachytherapy recovers market share from other treatments, take market share from existing competitors, and expand the use of Cesium-131 as a dual therapy option where it has experienced success. In 2022, the Company continues to evolve in the new post-COVID era. New sales and marketing initiatives are focused on new sites of care outside the traditional hospital outpatient (HOPD) setting. This results in expanded patient access to care and treatment efficiencies, that have become more difficult in the hospital setting due to ongoing staffing shortages. The marketing team works in conjunction with the local sales team members to deliver value to customers through several channels. Although the Company continues to invest in digitally integrated, data-focused, and virtual learning platforms that align our products and services with our clinicians' needs, in fiscal year 2023 the Company will return to in-person training programs as well. The Company believes using both virtual and in-person training will result in increased awareness to customers and patients, and to faster adoption of Cesium-131 by clinical teams.

Isoray recently invested in supporting ZERO Cancer, the largest not-for-profit prostate cancer patient support service in the United States. ZERO Cancer started in 1996 with a group of physicians and patients who also started the National Prostate Cancer Coalition (“NPCC”). The NPCC was formed to reach out to patients who had prostate cancer and encouraged them to become a political force for a cure. Since then, the organization has evolved into ZERO with a focus on public awareness and a collective voice for the prostate cancer movement. In 2021, ZERO merged with Us TOO International, the nation’s first prostate cancer support group network with an international presence as well. With the ZERO and Us TOO merger, patients now have access to a single prostate cancer support powerhouse. Isoray is excited to work with ZERO bringing support and hope to prostate cancer patients and their families.

Isoray recently added the Proximie virtual communication platform to our digital resources to enhance our physician training efforts. This technology is specifically designed to assist clinicians by sharing all aspects of a medical procedure in real time as well as having the ability to review sessions that have been archived in a library. We are working to achieve greater engagement with US leading teaching and research institutions in these efforts. The Company believes this may help us get back to our pre-pandemic training levels. In addition, the Company is partnering with the American Brachytherapy Society (ABS) to support ABS’ training initiative 300 in 10 which is designed to train 300 teams in brachytherapy in 10 years.

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

During fiscal year 2019, the Company released the Blu Build™ loader in a limited market release. Based on feedback from the limited market release, the Company adjusted certain intricacies of the design. This is the first internally developed proprietary delivery device in the Company's history. The Company continues to refine the design of the Blu Build™ loader, however, the COVID-19 pandemic impacted the sourcing of parts and the ability to fully market the Blu Build™ loader to new accounts. In 2022, the Company conducted a review of the product and the parts required to manufacture the product and determined that a second generation of the Blu Build™ loader will be required to make improvements on the original design. The Company is in the process of investigating a redesign for the Blu Build™ loader.

Management believes the Company has enough inventory of the original design to support its current customers and new customers in the pipeline but is not actively marketing this device until a redesign is completed. Management believes that the Blu Build™ loader will be able to gain greater market acceptance once the redesign is complete, but there is no assurance that this will occur.

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

In fiscal 2021 and 2022, this product exceeded ten percent (10%) of total sales and with GT Med Tech’s significant expansion and funding of its sales force in 2022 it is committed to increasing its sales as fast as possible and if this occurs will result in added revenue to the Company as well.

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

On July 14, 2017, the Company entered into an agreement with a distributor in Russia that provides for the ability to sell the entire product line in the Russian Federation. While the agreement has been renewed and is still in place, there have been no sales during the past two fiscal years.

In fiscal year 2020, the Company entered into a three-year agreement with a distributor in India that provides for the ability to sell Cesium-131 brachytherapy seeds in different configurations within India. Due to the ongoing COVID-19 global pandemic, there have been no sales to date under this agreement.

COVID-19 / National Pandemic Impact and Response. Isoray continues to execute on the core strategic elements discussed above.  Still, there have been aspects of the COVID-19 pandemic that continue to impact our commercial efforts.  Initially, customers and potential customers limited vendor access to their facilities.  This required the sales team to use other techniques to connect with our customers, including video conference and ongoing email and telephonic conversations. Further, the onset of the pandemic impacted patient treatment schedules and physician wellness and screening visits.  This has resulted in inconsistent patient demand for treatment and referral patterns throughout the pandemic which reappeared with the outbreak of multiple COVID-19 variants including the Delta and Omicron variants. As healthcare organizations continue to limit elective procedures based on COVID-19 hospitalization rates, we are supporting some customers shifting site of care from the traditional hospital outpatient (HOPD) to the ambulatory surgery center (ASC). We cannot anticipate when patient treatment volume and referrals will return to pre-pandemic conditions. In addition, ongoing staffing shortages at hospitals continue to affect our business and have not returned to pre-pandemic levels. The pandemic has given us the opportunity to look at more efficiencies in our sales process, including customer communication techniques and strategies. It has also allowed the full incorporation and increased utilization of our customer relationship management (CRM) tools, which should create a stronger basis for on-going and future customer communications, as well as implementing a virtual learning platform for educating our treating physician customers.

Other variants of COVID-19 could create disruptions to our business and particularly to our access to customers and potential customers. The emergence or impact of other variants cannot be predicted at this time, and could depend on numerous factors, including vaccination rates in the general public, how effective the COVID-19 vaccines and boosters are against other variants, the response of governmental bodies and regulators, and the severity and duration of the outbreak.

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

Product Offerings

In addition to providing loose seeds to customers, most brachytherapy manufacturers offer their seed product to the end user packaged in various configurations provided in a sterile or non-sterile package depending on the customer’s preference. These include:

■	Pre-loaded needles (loaded typically with three to five seeds and spacers);
■	Pre-loaded Mick® cartridges (fits the Mick® applicator);
■	Strands of seeds (consists of seeds and spacers in a bioabsorbable rigid “carrier sleeve”);
■	Preloaded strands (strands of seeds loaded into a needle);
■	Strands of seeds with Sirius® MRI markers (consists of seeds and Sirius® MRI markers in a bioabsorbable rigid “carrier sleeve”);
■	Preloaded strands with Sirius® MRI markers (strands of seeds with Sirius® MRI markers loaded into a needle);
■	Pre-loaded braided strands (seeds loaded into a flexible bioabsorbable braided suture);
■	Pre-loaded braided strands attached to bioabsorbable mesh (creates planar implants out of braided sutures and bioabsorbable mesh); and
■	Intraoperative real-time loading device sold as Blu Build™ (loader that allows custom seed and spacer loading).

In fiscal year 2022, the Company delivered approximately 46% of its Cesium-131 seeds to customers configured in Mick® cartridges, approximately 26% of its Cesium-131 seeds configured in stranded and pre-loaded in a needle form, 19% of its Cesium-131 seeds configured in a braided strand form, 2% of its Cesium-131 seeds sold in a loose configuration and the remaining 7% configured in either a pre-loaded needle, Blu Build™, or stranded form.

Maintain ISO Compliance - International Medical Device Standard

In August 2008, the Company obtained its initial ISO 13485:2003 certification and has subsequently been ISO certified under various compliance standards since then.

In April 2018, the British Standards Institute (BSI) certified the Company’s successful transition to ISO 13485:2016. This transition moved Isoray’s quality system into the current state of the art Quality Management System (“QMS”) per the ISO standard. The Company is subject to a recertification audit by BSI every three years, two annual surveillance audits and one additional unannounced audit during each three-year period for a total of four audits during each three-year period. The Company had its first annual surveillance audit in March 2019. The Company successfully passed the audit with only one minor nonconformance found by BSI, which was subsequently resolved. The Company was recommended for continued certification.

In January 2020, BSI conducted a microbiology audit of the operations at our manufacturing facility in Richland, Washington according to the ISO 13485:2016 standard. There were zero non-conformances found by BSI. The Company was recommended for continuing certification. In February-March 2020 BSI conducted a re-certification audit of the Company to the ISO 13486:2016 standard to assess the QMS. The Company successfully passed the audit with three minor non-conformances. The minor non-conformances were subsequently resolved. The Company was recommended for continued certification.

In January 2021, BSI conducted a remote surveillance audit of our QMS. The Company successfully passed the audit with three minor non-conformances. The minor non-conformances were subsequently resolved. The Company was recommended for continued certification.

In February 2022, BSI conducted a remote surveillance audit. The Company successfully passed the audit with two minor non-conformances. The minor non-conformances were subsequently resolved. The Company was recommended for continued certification.

BSI will conduct the next microbiology audit in January 2023 and the next re-certification audit of the QMS in February 2023.

Isotope Suppliers

The Company has identified key reactor facilities in Russia, the U.S., Canada, Poland, Belgium, and South Africa, but is currently solely relying on and has a contract with one Russian supplier with access to two reactors. On July 30, 2019, Medical entered into a new supply agreement with JSC Isotope, its historical Russian supplier. With this agreement, Medical agreed to purchase Cesium-131 from JSC Isotope within the quality standards and within the time periods specified, through December 31, 2020.  On August 26, 2020, the Company entered into a new supply contract with JSC Isotope for the purchase Cesium-131, with an addendum executed on February 10, 2021. On March 18, 2021, Medical entered into a new supply contract with JSC Isotope pursuant to which the Company will purchase Cesium-131 for a term from March 18, 2021, through March 31, 2023. This agreement was amended by six addenda that modified minor shipping, manufacturing, and payment terms.

Medical’s source of supply of Cesium-131 is produced using two Russian nuclear reactors which supply the neutron irradiation needed for Cesium-131 production. One of the Russian nuclear reactors was working at a reduced capacity and was shut down in calendar year 2021. As a result of the shutdown, only one of Medical’s historic suppliers of Cesium-131 was available during these periods. To help mitigate this situation, on September 9, 2021, Medical entered into a Consignment Agreement with MedikorPharma-Ural LLC (“Medikor”) pursuant to which Medical purchased 6,000 mg of enriched barium carbonate for $720,000, which is needed for the manufacture of Cesium-131 and consigned this inventory to Medikor.

The Company has two consignment inventory agreements with Medikor to process the Company’s enriched barium carbonate at one of the reactors referred to above. The term of the first consignment agreement of enriched barium began in August 2017 and is for a 10 year term at a fixed price per curie of Cesium used.

Beginning in October 2021, Medikor started to use the barium carbonate consigned by the Company (along with barium carbonate consigned under the original agreement) and contract with a third-party manufacturer to produce Cesium-131. Pursuant to this second Consignment Agreement, Medikor pays the Company varying US dollar amounts per curie of Cesium-131 the Company purchases. The consignment agreements are expected to minimize the impact on the Company of the temporary shutdown of one of the nuclear reactors that serves as its source of Cesium-131 from Russia. The Company’s affiliate Medical also has a services agreement with Medikor originally entered into in August 2017 in conjunction with the first consignment agreement, which was superseded by a new services agreement dated December 13, 2021, to perform qualitative and quantitative chemical analysis of Cesium-131 through December 31, 2022. Medical anticipates obtaining enough Cesium-131 under this arrangement to obtain over 5,000 curies of Cesium-131 through the end of the term, December 31, 2030, but there is no assurance as to whether the Agreement will be terminated before this full amount is obtained and other supply sources are used, nor is there assurance that the agreements with the third-parties will be executed.

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

At the end of July 2022, one of our key reactors in Russia had an unplanned service disruption. Typically, the Company could switch to the other reactor. However, this year the second reactor was scheduled for a planned outage for routine maintenance in August and could not cover our isotope requirements. This resulted in the Company being temporarily unable to supply our customers with product from mid-August 2022 through early September 2022 when isotope supply resumed. The Company has inquired and believes that this temporary outage was not related to the Russian military action in Ukraine or the resulting sanctions, which are discussed in more detail in Item 1A (Risk Factors) and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this Report, but was instead a force majeure event. When management learned of the disruption they contacted reactors in the United States that could possibly provide some Cesium-131 and all these reactors were not immediately available. This left the Company with no Cesium-131. As of September 7, 2022, the Company has returned to regular operations and is shipping product on a daily basis.

The Company has not received any isotope from a domestic supplier since January 2019 and has no plans to use domestic suppliers unless supply of Cesium-131 is not available from Russia for an extended period of time.

Management believes that any additional failure to obtain deliveries of Cesium-131 from its Russian supplier, JSC Isotope (which provides supply from both the INM and RIAR reactors), would have a material adverse effect on seed production. At this time management is investigating alternative sources of production of Cesium-131. This process will require extensive research and validation of potential reactors, and at this time management does not anticipate bringing a new reactor option online in fiscal 2023.

Quality Controls

Since July 2008, Isoray has met Quality Systems Inspection Techniques (QSIT) with no report of deviations from Good Manufacturing Practices or list of observations (FDA Form 483) issued. In August 2017, the FDA conducted an announced QSIT inspection of the Richland facility and again, did not find any major nonconformance nor was an FDA Form 483 issued. In January 2022, the FDA conducted a voluntary Remote Regulatory Assessment (RRA) of Isoray’s Quality Management System (QMS), and did not find any major nonconformances, and there was no issuance of a FDA Form 483.

In October 2015, Isoray underwent an unannounced inspection by British Standards Institution (BSI), Isoray’s representative to the European Union and designator of Isoray’s CE Marks with no nonconformities found. BSI also conducted a microbiology audit and a surveillance audit of the QMS in November 2015 and March 2016 respectively. In March 2017, BSI conducted its full system inspection and recertification and found no nonconformities to the ISO 13485:2003 standard. In April 2018, BSI certified the Company’s successful transition to ISO 13485:2016. This transition moved Isoray’s quality system into the current state of the art Quality Management System per the ISO standard. The Company had its first annual surveillance audit in March 2019. The Company successfully passed the audit with only one minor nonconformance found by BSI, which was subsequently resolved. The Company was recommended for continued certification.

In January 2021, BSI conducted a remote surveillance assessment audit of our quality management system. The Company successfully passed the audit with three minor non-conformances. The minor non-conformances were subsequently resolved.

In February 2022, BSI conducted a remote surveillance audit. The Company successfully passed the audit with two minor non-conformances. The minor non-conformances were subsequently resolved. The Company was recommended for continued certification.

BSI will conduct the next microbiology audit in January 2023 and the next re-certification audit of the QMS in February 2023.

The Federal Aviation Administration (FAA) also conducted an unannounced audit in May 2016. Because Isoray ships hazardous materials on flights in the U.S., Isoray is subject to regulation by the FAA. No findings were made in this audit.

Regulatory Developments

In June of 2022, the Company received a “notice of timely renewal” from the Washington State Department of Health (WA DOH) in response to its application to renew Company’s Radioactive Materials License. The WA DOH acts as an agent of the U.S. Nuclear Regulatory Commission and grants Company its ability to receive and ship radioactive material. The notice of timely renewal grants the Company the ability to operate under its existing license until the WA DOH completes its review of the application and issues the definitive Radioactive Materials License renewal. This license is in effect for 5 years as long as the Company operates without actionable breaches of the license. The previous license expired on July 31, 2022. A Notice of Timely Renewal, which is in effect prior to final license renewal, is common practice in the radioactive material licensing regulatory environment.

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

During fiscal year 2021, the Company received FDA 510(k) clearance for use of C4 Imaging's Sirius® positive-signal MRI (Magnetic Resonance Imaging) Markers with the Company's Cesium-131 brachytherapy seeds (510(k) No. K202267). Sirius® Markers is implanted during the treatment of prostate cancer with the Cesium-131 seeds and is used to facilitate seed localization within the prostate utilizing a single post-implant MRI procedure. We launched a product performance evaluation (formerly referred to as a limited market release) on this technology in our first quarter of fiscal year 2022. The expanded full market release was launched in August 2022.

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

Sales and Marketing

Marketing Strategy

The Company continues to implement and execute on the established sales and marketing strategy. This strategy involves a direct focus on the prostate cancer market and existing and new Cesium-131 customers, expanding treatment sites of care from traditional hospital outpatient departments to ambulatory surgery centers and to freestanding clinics, with a secondary focus on developing opportunities in emerging applications, including brain tumors, gynecological cancers and head and neck tumors. In fiscal 2023, the Company will continue to redesign its website and has redesigned its collateral and educational materials. Due to our inability to host in-person training programs as a result of the COVID-19 pandemic, we plan to utilize the Proximie virtual communication platform. Proximie’s innovative technology is specifically designed to assist clinicians by sharing, in real time or streamed, all aspects of a medical procedure in tremendous detail. This platform allows the leading brachytherapists we currently work with to share all aspects of a procedure with other clinicians regardless of their physical location. We plan to install this learning platform in two leading centers. This education effort will allow for interactive training of new domestic sites, as well as training our international partners. We are restarting in-person training programs now that most of the pandemic restrictions have been lifted and will offer both programs to give physicians the option that is most convenient for them.

Over the past year the Company’s sales and marketing group has been affected by continuing COVID-19 restrictions and turnover of the sales team. We had five sales professionals leave in fiscal 2022 and replaced them with four new sales professionals. The sales group is now fully staffed and trained, and the Company is looking forward to continuing to build physician and patient awareness of Cesium-131 and the benefits of this effective, targeted and personal way to treat many forms of cancers.

The Company has continued to engage with its medical advisory boards to provide professional input and insight regarding the Company’s current products and research and developments efforts. The Company held its first advisory meeting for prostate cancer in September 2016. The Company held its most recent meeting in May 2020 and is planning on continuing this strategy with the abatement of COVID-19 restrictions. The Company is looking to continue to build additional advisory boards as the other applications grow in viability. The additional boards will vary by cancer type/site and the supporting specialties that treat that cancer. They will include, but not be limited to, radiation oncologists, surgeons, urologists, and physicists. These additional boards will be a mix of customers and non-customers, which the Company believes will provide increased insight regarding the perception of its products and opportunities to meet the needs of the market. On September 20, 2022, we received notice from our medical director of his resignation from such position and his intention to utilize a mix of both Palladium-103 and Cesium-131 for his cancer treatment procedures.

The market for treatments of localized prostate cancer is very competitive and largely hinges upon two factors: the demonstration of long-term follow-up data that has been presented to the prostate cancer treatment profession and the economic and strategic dynamics of the different therapeutic options. Cesium-131 was introduced to the prostate cancer marketplace more than a decade after Iodine-125 and Palladium-103, and the resulting lag time for mature clinical data to be developed has proven an obstacle to widespread market acceptance. The time to publish these results is lengthy and includes time to enroll patients in protocols which may take multiple years depending on the size of the enrollment population, time to aggregate the results at five years from the final patient treatment, time to analyze the data and author the article followed by the time for peer review, and finally publication in a medical journal. The total time for this process may approach a decade from start to publication and these long-term results were just beginning to be published at the end of fiscal year 2019. In 2019, the first long term data for Cesium-131 prostate brachytherapy was released from The Chicago Prostate Cancer Center. A second long term study from University of Pittsburgh Medical Center, was published in 2020. These publications continue to support adoption of Cesium-131 as they place the isotope on a more level data field with the other isotopes.

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

Since April 2020, as a result of the COVID-19 pandemic, many of the meetings continue to be cancelled, or transitioned to virtual formats.  The Company assesses each of these changing meeting formats individually and is working with the hosts and professional societies to maximize opportunities to raise awareness about Cesium-131 products and interact with our customers and potential customers.  As these meetings and conferences continue to evolve, we will also adapt to find the most efficient methods to support our market position. The Company will continue to invest resources in these conferences as they occur as management believes this is an effective way to educate others concerning Cesium-131. During the second half of fiscal 2022, many of these meetings transitioned back to in-person formats. The American Brachytherapy Society meeting was held in person in Denver from June 17 to 19, 2022. As this is one of the most important annual meetings for the Company due to the attendance of many physicians who practice brachytherapy we were very encouraged by both the attendance and the topics including several on Cesium-131. This year the American Society of Therapeutic Radiation Oncology is scheduled to meet in person from October 23 to 26, 2022 in San Antonio, Texas.

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

Isoray recently invested in supporting ZERO Cancer, the largest not-for-profit prostate cancer patient support service in the United States. ZERO Cancer started in 1996 with a group of physicians and patients who also started the National Prostate Cancer Coalition (“NPCC”). The NPCC was formed to reach out to patients who had prostate cancer and encouraged them to become a political force for a cure. Since then, the organization has evolved into ZERO with a focus on public awareness and a collective voice for the prostate cancer movement. In 2021, ZERO merged with Us TOO International, the nation’s first prostate cancer support group network with an international presence as well. With the ZERO and Us TOO merger, patients now have access to a single prostate cancer support powerhouse. Isoray is excited to work with ZERO bringing support and hope to prostate cancer patients and their families.

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

Isoray has a direct sales organization consisting of territory sales managers, a Director of Sales, and an Executive Vice President of Corporate Development responsible for the development of the team and the execution of the sales plan. The Company’s territory sales managers are responsible for all sales activities in their respective territories and solicit potential specialist physicians in all areas of the body. This approach allows our territory sales managers to call on a single location for all applications of our products, resulting in a more efficient sales approach. We had five sales professionals leave in fiscal 2022 and replaced them with four new sales professionals.

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

The Company expects to continue to explore the opportunity to extend its customer base outside the U.S. market through use of established distributors in target markets of other countries. As of September 2022, the Company had independent distributors in Russia, India, and Peru to focus on prostate and centers in the targeted markets. Although it has international distribution agreements in place, due to the COVID-19 global pandemic, the Company continues to experience difficulties in generating sales of Cesium-131 products through its international distributors. With the launch of the virtual learning platform, we look forward to re-engaging with our international distributors.

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

Historically, because the Company’s seeds may not be separately reimbursed by CMS for in-patient procedures, there can be difficulty in convincing hospitals to use the Company’s products. In September 2019, the Company submitted for additional ICD-10-PCS code for other surgical procedures and in May 2020, CMS approved 64 ICD-10-PCS billing codes used for reimbursement of Cesium-131 for the hospital in-patient DRG setting. The codes allow hospitals to bill Medicare and other health insurers for specific surgical procedures that would benefit from the addition of Cesium-131. DRG, or diagnostic related groups, are designed for Medicare and other health insurers to set payment levels for hospital in-patient services. The 64 ICD-10-PCS codes are important for the growing surgical applications of Cesium-131 in treating a significant range of hard to treat cancers including brain, lung, head and neck, abdominal, breast, gynecological, pelvic, and colorectal cancers. The new codes took effect on October 1, 2020. The codes map to DRG payments for the associated procedures.

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

The final rule was published on September 18, 2020, with an initial effective date of January 1, 2021; however, CMS subsequently delayed the effective date to July 1, 2021.

In July 2021, CMS proposed changes to the RO APM which included removing brachytherapy from the list of included modalities under the RO APM so that brachytherapy would still be paid under the current fee-for-service (FFS) model. In the proposed rule, CMS explained the exclusion of brachytherapy from the RO APM was to ensure that providers would not be incentivized to forego brachytherapy in situations where a combination of brachytherapy and EBRT is clinically indicated. Additionally, the proposed rule included a five-year performance period for select zip codes of January 1, 2022 through December 31, 2026.

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

In April 2022, CMS posted a proposed rule regarding implementation of Medicare’s RO APM. CMS proposed to delay the start date for the RO APM from January 1, 2023 until a date to be proposed in the future. CMS plans to provide advance notice at least six months prior to the future proposed RO APM implementation date. CMS is currently accepting written comments from the public on this proposal until June 7, 2022.

On August 25, 2022, CMS published the RO APM final rule. After considering public comments, CMS is finalizing their proposal to delay the start of the RO APM to a date to be determined through future rulemaking.

CMS has stated that it would plan to propose a new start date for the RO APM at least six months prior to the proposed start date, and the public would have an opportunity to comment on the new proposed start date as part of the rulemaking process.

CMS will consider whether a January 1, 2024 start date or an alternative start date will be feasible and whether such a date is likely to provide enough time to address the current challenges associated with starting the RO APM as CMS contemplates future rulemaking.

CMS has also stated that it welcomes further dialogue with interested parties and RO participants about the design of the RO APM.

The Company will continue to provide feedback to CMS and comment on any further proposed rulemaking for RO APM at the appropriate times.

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

Financial Information About Geographic Areas

All of the Company’s long-lived assets are located in the United States. Revenue by geographic region is based on the shipping addresses of the Company's customers. The following summarizes revenue by geographic region:

	For the year ended June 30,
	2022	2021	2020
United States	100.00%	99.95%	99.96%
Non – United States	-%	0.05%	0.04%
Total	100.00%	100.00%	100.00%

Other Information

Customers

The following are the Company’s top customers, facilities or physician practices that utilize multiple surgical facilities shown as a percentage of total sales for the twelve months ended June 30, 2022:

Facility	Location	% of revenue
El Camino, Los Gatos, and other facilities(1)	Northern CA	27.9%
GT Medical Technologies	Arizona	14.2%
Total		42.1%

(1)

The head of the single largest physician practice also serves as the Company’s medical director. As the medical director, this physician advises the Company Board of Directors and management, provides technical advice related to product development and research and development, and provides internal training to the Company sales staff and professional training to our sales staff and to other physicians. On September 20, 2022, we received notice from our medical director of his resignation from such position.

The loss of either the single largest physician practice or a combination of the other significant facilities and customers could have a material adverse effect on the Company’s revenues, which would continue until the Company located new customers to replace them. There can be no assurance this would occur in a timely manner or at all.

One other unrelated customer accounted for approximately 6.3% of total sales, so our top three customers accounted for approximately 48.4% of total sales.

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

Research and Development

During the two-year period ended June 30, 2022, Isoray and its subsidiaries incurred approximately $4.0 million in costs related to research and development activities. The Company expects to continue ongoing research and development activities for the foreseeable future. Chief among R&D expenditures in fiscal year 2022 were the support of clinical research studies that are accumulating data on prostate, brain and head and neck cancers, consulting, and new product development.

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

Seasonality

The Company believes that some seed implantation procedures are deferred around physician vacations (particularly in the summer months), holidays, and medical conventions and conferences resulting in a seasonal influence on the Company’s business. These factors cause a momentary decline in revenue which management believes is ultimately realized in prior or following periods. Because a material portion of the Company’s business is dependent on three customers, physician practices or facilities, simultaneous or extended vacations by the physicians at these facilities or by our single largest physician whose total revenue alone represents a material portion of the Company’s business has caused and could continue to cause significant drops in the Company’s productivity during those reporting periods.

Employees

As of September 23, 2022, Isoray employed 66 individuals, of which 66 were full-time employees. The Company’s future success will depend, in part, on its ability to attract, retain, and motivate highly qualified sales, technical and management personnel. From time to time, the Company may employ independent consultants or contractors to support its research and development, marketing, sales, accounting and administrative organizations. None of the Company’s employees are represented by any collective bargaining unit. As of September 23, 2022, the Company employed seven direct sales people.

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

Management believes the Company’s patented Cesium-131 separation process is likely to provide a sustainable competitive advantage and maintain the Company as the sole producer of medical Cesium-131. Production of Cesium-131 also requires specialized facilities that represent high cost and long lead time if not readily available. In addition, a competitor would need to develop a method for isotope attachment and seed assembly, would need to conduct testing to meet NRC and FDA requirements, and would need to obtain regulatory clearances before marketing a competing device. Best Medical received FDA 510(k) clearance to market a Cesium-131 seed on June 6, 1993, but to date, twenty-nine years later, have not produced any Cesium-131 products for sale.

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

It is this segment of the market – customer looking to customize procedures to his anatomy at the time of the procedure – that the Company expects to address with its second-generation Blu Build™ loading device that is currently being investigated.

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

Pending Merger

On September 27, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Isoray Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), Viewpoint Molecular Targeting, Inc., a Delaware corporation (“Viewpoint”), and Cameron Gray, as the representative of the Owners (as defined therein). Viewpoint is an alpha-particle radiopharmaceutical company in the alphaemitter market developing oncology therapeutics and complementary imaging agents. The Merger Agreement provides that, subject to the terms and conditions set forth therein, Merger Sub will merge with and into Viewpoint, with Viewpoint continuing as the surviving corporation as a wholly owned subsidiary of Isoray (such transaction, the “Merger”). Under the Merger Agreement, at the effective time of the Merger each issued and outstanding share of common stock of Viewpoint will be converted into the right to receive (i) 3.3212 shares of Isoray common stock rounded to the nearest whole share, (ii) any cash in lieu of fractional shares of Isoray common stock payable pursuant to the Merger Agreement, and (iii) any dividends or other distributions to which the holder thereof becomes entitled to upon the surrender of such shares of Viewpoint common stock. Other than as set forth in (ii) in the preceding sentence, there will be no cash consideration paid in connection with the Merger. Following completion of the Merger, the stockholders of Viewpoint immediately prior to the closing of the Merger will own 49% of the fully-diluted outstanding capital stock of the Company.

Upon the closing of the Merger, Isoray will increase the size of its Board of Directors from four members to not less than five members. Three of the directors will be designated by Isoray and two of the directors will be designated by Viewpoint. Lori Woods, our current CEO and a director, will be one of the directors appointed by Isoray and will serve as the chairperson. Thijs Spoor, Viewpoint’s current CEO, will be one of the directors appointed by Viewpoint. The remaining directors, if any, will be mutually agreed upon by Lori Woods and Thijs Spoor. Also upon the closing of the Merger, Lori Woods will resign from her position as CEO of Isoray and Thijs Spoor will be named CEO of Isoray. Jonathan Hunt will continue as Isoray’s Chief Financial Officer.

Consummation of the Merger is subject to the satisfaction or waiver of various closing conditions, including: (i) performance in all respects by each party of its covenants and agreements, (ii) Isoray and Viewpoint each obtaining approval by its stockholders of the Merger and related matters, (iii) any necessary consents or approvals by governmental and regulatory authorities and non-governmental third-parties being obtained, and (iv) there being no event, change, or occurrence which individually or together with any other event could reasonably be expected to have a material adverse effect on either Isoray or Viewpoint.

The Merger Agreement contains certain restrictions on the conduct of the Company’s and Viewpoint’s respective businesses between the date of signing the Merger Agreement and the earlier of the closing of the Merger or the termination of the Merger Agreement. During such period, Isoray and Viewpoint each must conduct its business in the ordinary course and consistent with past practices in all material respects and may not enter into any material transactions without the other party’s consent. For a more detailed summary of the Merger Agreement, see our Form 8-K filed with the SEC on September 28, 2022.

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

Risks Related to the Pending Merger

The Announcement and Pendency of the Merger May Have an Adverse Effect On Our Business Results, and a Failure to Complete the Merger Could Have a Material and Adverse Effect On Our Business.  On September 27, 2022, we entered into the Merger Agreement with Viewpoint Molecular Targeting, Inc. as discussed in Item 1 – Business above.

Consummation of the Merger is subject to the satisfaction or waiver of certain closing conditions. There is no assurance that all closing conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all. The Merger may be delayed, and may ultimately not be completed, due to a number of factors, including:

●	the failure to obtain requisite stockholder approval;
●	the failure to obtain regulatory approvals from applicable governmental entities;
●	potential future stockholder litigation and other legal and regulatory proceedings, which could delay or prevent the Merger; and
●

the failure to satisfy the other conditions to the completion of the Merger, including the possibility that a material adverse effect may occur that would permit either party to elect not to close the Merger.

If the Merger does not close, we may suffer other consequences that could adversely affect our business, financial condition, operating results, cash flows, and stock price, and our stockholders would be exposed to additional risks, including:

●	to the extent that the market price of our stock reflects an assumption that the Merger will be completed, the price of our common stock could decrease if the Merger is not completed;
●

investor confidence in us could decline, stockholder litigation could be brought against us, relationships with existing and prospective business partners may be adversely impacted, we may be unable to retain key personnel, and our operating results and cash flows may be adversely impacted due to costs incurred in connection with the Merger; and

●

any disruptions to our business resulting from the announcement and pendency of the Merger, including adverse changes in our relationships with employees and other business partners, may continue or intensify in the event the Merger is not consummated or is significantly delayed.

There can be no assurance that our business, relationships with other parties, liquidity, or financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated.  Even if successfully completed, there are certain risks to our stockholders from the Merger, including:

●	we may experience a departure of employees prior to the closing of the Merger; and
●	if the Merger is completed, our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy.

While the Merger is Pending, We Are Subject to Business Uncertainties and Contractual Restrictions That Could Harm Our Business Relationships, Financial Condition, Operating Results, Cash Flows, and Business. During the period prior to the closing of the Merger, our business is exposed to certain inherent risks and certain restrictions on our business under the terms of the Merger Agreement that could harm our business relationships, financial condition, operating results, cash flows, and business, including:

●	potential uncertainty regarding our future plans and strategy, including business model changes and transformation;
●	the possibility of disruption to our business and operations resulting from the announcement and pendency of the Merger, including diversion of management attention and resources;
●

our inability to attract and retain key personnel and recruit prospective employees, and the possibility that our current employees could be distracted, and their productivity decline as a result, due to uncertainty regarding the Merger;

●	the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Merger, and other restrictions on our ability to conduct our business;
●	our inability to freely issue securities, incur indebtedness, or declare or authorize any dividend or distribution;
●	our inability to solicit other acquisition proposals during the pendency of the Merger;
●	the amount of the costs, fees, expenses and charges related to the Merger Agreement and the Merger, which may materially and adversely affect our financial condition and cash flows; and
●	other developments beyond our control that may affect the timing or success of the Merger.

If any of these effects were to occur, it could materially and adversely impact our business, cash flows, results of operations, or financial condition, as well as the market price of our common stock and our perceived value, regardless of whether the Merger is completed.

Litigation May Arise in Connection with the Merger, Which Could Be Costly, Prevent Consummation of the Merger, Divert Management’s Attention, and Otherwise Materially Harm Our Business. Regardless of the outcome of any future litigation related to the Merger, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address any claims and counterclaims in any litigation related to the Merger may materially adversely affect our business, results of operations, prospects, cash flows, and financial condition. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger. Any litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our customers and other business partners, or otherwise materially harm our operations and financial performance.

We May Experience Difficulties Integrating Viewpoint’s Business. Achieving the anticipated benefits of the Merger will depend in significant part upon whether Isoray and Viewpoint integrate their businesses in an efficient and effective manner. Isoray has not yet determined the exact nature of how the businesses and operations of the companies will be combined after the Merger. The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. The companies may not be able to accomplish the integration process smoothly, successfully, or on a timely basis. The necessity of coordinating geographically separated organizations, systems of controls, and facilities and addressing possible differences in business backgrounds, corporate cultures, and management philosophies may increase the difficulties of integration. The companies operate numerous systems and controls, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll, and regulatory compliance. The integration of operations following the Merger will require the dedication of significant management and external resources, which may temporarily distract management’s attention from the day-to-day business of the combined company and be costly. Employee uncertainty and lack of focus during the integration process may also disrupt the business of the combined company. Any inability of management to successfully and timely integrate the operations of the companies could have a material adverse effect on the business and results of operations of the combined company.

Following the Merger, the Company May Be Controlled by Persons Who Are Unfamiliar With the Cesium Space. Upon the closing of the Merger, the size of our board of directors will increase to no less than five directors, with two of those directors being appointed by Viewpoint. Additionally, Lori Woods, our current CEO, will resign from her position as CEO and Thijs Spoor, Viewpoint’s current CEO, will be named the new CEO of Isoray. Mr. Spoor and the directors to be appointed by Viewpoint may not have prior experience in the Cesium-131 space, and thus we may be controlled by persons who are unfamiliar with our current products and business, which may adversely affect our ability to effectively execute upon our business strategy.

Risks Related to Our Industry and Operations

The Novel Coronavirus (COVID-19) Outbreak And Additional Outbreaks Due to Variants Could Materially Adversely Affect Our Financial Condition and Results of Operations. COVID-19 and variants such as the Delta, Omicron 4, and Omicron 5 variants may impact supply chain and product sales. Our Cesium supply comes from Russia and while at this time we are not aware of any shutdowns of nuclear facilities in Russia or limited staffing due to ongoing risk of COVID-19 transmission, this may occur in the future. We also depend on overseas flights, which were previously curtailed and are still not at their pre-pandemic levels, and any further flight cancellations may impact our supply chain. While our surgeries are not considered elective, in areas where hospitals are using most available space for COVID-19 or other chronic conditions, surgeries required to implant our seeds may be postponed or cancelled. While conditions continue to improve following the COVID-19 outbreak, should conditions worsen, including due to any new variants, it may have a material adverse effect on our business.

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

The spread of COVID-19, which has caused a broad impact globally, may also materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, it has introduced significant volatility into the global financial markets. A recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

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

Impact of Conflict in Ukraine.In February 2022, Russian military forces launched a military action in Ukraine, and sustained conflict and disruption in the region is likely to continue. The length, impact, and outcome of this ongoing military conflict is highly unpredictable and could lead to significant market and other disruptions, including significant instability in financial markets, supply chain interruptions, political and social instability, trade disputes or trade barriers, changes in consumer or purchaser preferences, as well as an increase in cyberattacks and espionage. Russia’s recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and military action against Ukraine led to substantial expansion of sanction programs imposed by the United States and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic.

In retaliation against the sanctions and as part of measures to stabilize and support the volatile Russian financial and currency markets, the Russian authorities imposed significant currency control measures aimed at restricting the outflow of foreign currency and capital from Russia, imposed various restrictions on transacting with non-Russian parties, banned exports of various products, and imposed other economic and financial restrictions. The situation is rapidly evolving, and additional sanctions by Russia on the one hand, and by the other countries on the other hand, could adversely affect the global economy, financial markets, energy supply and prices, certain critical materials and metals, supply chains, and global logistics and could adversely affect our business, financial condition, and results of operations.

While we had trouble with sending wires to Russia from our local bank in Richland, Washington due solely to its own internal policies which we have since resolved and were forced to redirect flights to obtain supply of our Cesium-131, there has been no further impact on our operations and our relationship with our Russian rector suppliers remains excellent; however there is no assurance we will no experience disruptions from the banking system or our suppliers themselves in the future and this could result in a material adverse effect on our financial results. Any such disruption may also magnify the impact of other risks described in this Report.

Because our supply of Cesium-131 is obtained from nuclear reactors located in Russia, the Company is susceptible to any supply chain disruptions resulting from military actions, the sanctions, or otherwise, and any such disruption could materially affect our ability to obtain the Cesium-131 needed for our products. Management and our Board of Directors are actively monitoring the situation in Ukraine and Russia and assessing its impact on our business, including our medical isotope suppliers. To date, we have not experienced any material interruptions in our medical isotope supplies needed to support our operations due to the conflict. However, we have no way to predict the progress or outcome of the military conflict in Ukraine or its impacts in Ukraine, Russia, Belarus, Europe, or the U.S. The extent and duration of the military action, sanctions, and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time

Our Revenues Depend Upon One Product with Multiple Applications. Our revenues depend solely upon the successful production, marketing, and sales of the Cesium-131 brachytherapy seed in its various delivery formats. The rate and level of market acceptance of this product varies depending on the perception by physicians and other members of the healthcare community of its safety and efficacy as compared to that of competing products, if any; the clinical outcomes of the patients treated; the effectiveness of our sales and marketing efforts or those of our distributors in the United States, the Russian Federation, India, and Peru; any unfavorable publicity concerning our product or similar products; our product’s price relative to other products or competing treatments; any decrease in current reimbursement rates from the Centers for Medicare and Medicaid Services or third-party payers; regulatory developments related to the manufacture or continued use of the product; availability of sufficient supplies of barium for Cesium-131 seed production; ability to produce sufficient quantities of Cesium-131; the ability of physicians to apply the correct dosage of seeds and avoid excessive levels of radiation to patients; and the ability to use this product to treat multiple types of cancers in various organs. Because of our reliance on this product as the sole source of our revenue, any material adverse developments with respect to the commercialization of this product may cause us to continue to incur losses rather than profits in the future.

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

Additionally, at the end of July 2022, one of our key reactors in Russia had an unplanned service disruption. Typically, the Company could switch to the other reactor. However, this year the second reactor was scheduled for a planned outage for routine maintenance in August and could not cover our isotope requirements. This resulted in the Company being temporarily unable to supply our customers with product from mid-August 2022 through early September 2022, when isotope supply resumed. Although we have a consignment agreement with Medikor that permits the Company to periodically rely on a second nuclear reactor for supply when it is operating, we determined during this recent shutdown of all available Russian reactors that reliance on this domestic reactor is not a viable solution for short term needs and therefore unplanned outages will result in the inability to supply our customers with isotope.

Reliance on any single supplier increases the risks associated with concentrating isotope production at a single reactor facility which can be subject to unanticipated shutdowns and political or civil unrest. Failure to obtain deliveries of Cesium-131 from multiple sources will have a material adverse effect on seed production and significant delay before we can locate alternative suppliers beyond the two reactors we currently use (one of which is typically available).

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

We Rely Heavily On Three Customers. Approximately forty-eight percent (48%) of the Company’s revenues are dependent on three customers and approximately twenty-eight percent (28%) on one customer. The loss of any of these customers would have a material adverse effect on the Company’s revenues which may not be replaced by other customers particularly as these customers are in the prostate sector which is facing substantial competition from other treatments.

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

The final rule was published on September 18, 2020, with an initial effective date of January 1, 2021; however, CMS subsequently delayed the effective date to July 1, 2021.

In July 2021, CMS proposed changes to the RO APM which included removing brachytherapy from the list of included modalities under the RO APM so that brachytherapy would still be paid under the current fee-for-service (FFS) model. In the proposed rule, CMS explained the exclusion of brachytherapy from the RO APM was to ensure that providers would not be incentivized to forego brachytherapy in situations where a combination of brachytherapy and EBRT is clinically indicated. Additionally, the proposed rule included a five-year performance period for select zip codes of January 1, 2022 through December 31, 2026.

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

In December 2021, Congress delayed the start of the RO APM, which was scheduled to start on January 1, 2023, and CMS is now considering whether a January 1, 2024, start date or an alternative start date will be feasible and whether such a date is likely to provide enough time to address the current challenges associated with starting the RO APM as CMS contemplates future rulemaking.

CMS has also stated that it welcomes further dialogue with interested parties and RO participants about the design of the RO APM.

The Company will continue to provide feedback to CMS and comment on any further proposed rulemaking for RO APM at the appropriate times.

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

Although Cleared To Treat Any Malignant Tissue, Our Product Is Primarily Used To Treat A Single Type Of Cancer Which Is In A Flat Market. Currently, the Cesium-131 seed is used almost exclusively for the treatment of prostate cancer (approximately seventy-five percent of our annual sales in fiscal 2022). We have been treating brain cancer which amounted to approximately fifteen percent of our sales, lung cancer which amounted to approximately two percent of our sales, gynecological cancer which amounted to approximately one percent of our sales, head and neck cancer which amounted to approximately one percent of our sales, and other cancers including pelvic cancer and colorectal cancer that combined constituted approximately six percent of our sales in fiscal year 2022. Management believes the Cesium-131 brachytherapy seed will continue to be used to treat other types of cancers as the Company identifies existing delivery systems that can be utilized or develops new delivery methods for the product, however these delivery systems may not prove as effective as anticipated. Management believes that clinical data gathered by select groups of physicians under treatment protocols specific to other organs will be needed prior to widespread acceptance of our product for treating other cancer sites. If our current and future products do not become accepted in treating cancers of other sites, our sales will continue to depend primarily on the treatment of prostate cancer, a market with increasing competition and ongoing loss of market share by all brachytherapy products.

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

Also, the emergence of IMRT as the preferred treatment alternative as a result of a much higher reimbursement rate to physicians compared to brachytherapy treatments has resulted in declining market share for brachytherapy treatment. In fiscal 2022, each of these factors continued to impact the performance of the Company in the prostate market and the industry as a whole and there is no assurance that they will not continue to impact sales of the Company in the prostate market through fiscal 2023.

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

Outside the United States we expect to experience pricing pressure from centralized governmental healthcare authorities due to efforts by such authorities to lower healthcare costs. Implementation of healthcare reforms and competitive bidding contract tenders may limit the price or the level at which reimbursement is provided for our product and adversely affect both our pricing flexibility and the demand for our product. Healthcare providers may respond to such cost-containment pressures by substituting lower cost product or other therapies for our product. We may be required to engage in competitive bidding for the sale of our product to governmental purchasing agents and hospital groups. Our failure to offer acceptable prices to these customers could adversely affect our sales and profitability in these markets. Distributors of our product may also negotiate terms of sale more aggressively to increase their profitability. Failure to negotiate distribution arrangements having advantageous pricing and other terms of sale could cause us to lose market share and would adversely affect our business, results of operations, financial condition and cash flows.

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

■

the federal False Claims Act, which imposes civil and criminal penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent; knowingly making, using or causing to be made or used, a false record or statement to get a false or fraudulent claim paid or approved by the government; conspiring to defraud the government by getting a false or fraudulent claim paid or approved by the government; or knowingly making, using or causing to be made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government;

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

■	the federal Health Information Technology for Economic and Clinical Health Act of 2009 and its implementing regulations, which impose requirements on entities covered by HIPAA, including healthcare providers, health plans and healthcare clearinghouses as well as their respective business associates that perform services for them that involve individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization, including mandatory contractual terms as well as directly applicable privacy and security standards and requirements;
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

Governmental regulations outside the U.S. have become increasingly stringent and more common, and we may become subject to more rigorous regulation by governmental authorities in the future. In the European Union, for example, a new Medical Device Regulation was approved in 2017 which, when it went into effect in May 2021, imposed significant additional premarket and post-market requirements. This new EU Medical Device Regulation caused the Company to not renew its CE Mark due to the requirement of additional clinical trials that would have required a significant investment. Penalties for a company’s non-compliance with governmental regulation could be severe, including fines and revocation or suspension of a company’s business license, mandatory price reductions and criminal sanctions. Any governmental law or regulation imposed in the future may have a material adverse effect on us.

Additionally, the compliance environment is changing, with more states, such as California and Massachusetts, mandating implementation of compliance programs, compliance with industry ethics codes, and spending limits, and other states, such as Vermont, Maine, Minnesota, and New Jersey requiring reporting to state governments or the banning of certain gifts, compensation, and other remuneration to physicians. These laws all provide for penalties for non-compliance. The shifting regulatory environment, along with the requirement to comply with multiple jurisdictions with different compliance and/or reporting requirements, increases the possibility that a company may inadvertently run afoul of one or more laws.

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

We May Be Unable To Adequately Protect Or Enforce Our Intellectual Property Rights Or Secure Rights To Third-Party Patents. Our ability and the abilities of our distributors to obtain and maintain patent and other protection for our product will affect our success. We are assigned, have rights to, or have exclusive licenses to patents and patents pending in the U.S. and numerous foreign countries. The patent positions of medical device companies can be highly uncertain and involve complex legal and factual questions. Our patent rights may not be upheld in a court of law if challenged. Our patent rights may not provide competitive advantages for our product and may be challenged, infringed upon or circumvented by our competitors. We cannot patent our product in all countries or afford to litigate every potential violation worldwide. One of the patents that we license expired in fiscal year 2019 and others could now use the methods described in the patent without risk of infringing on our intellectual property. Another of our patents is scheduled to expire in 2025. Over the years, the Company has improved and changed our methods and we were only using a small portion of the methods described in the expired patent.

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

Fluctuations In Insurance Cost And Availability Could Adversely Affect Our Profitability Or Our Risk Management Profile. We hold a number of insurance policies, including product liability insurance, directors’ and officers’ liability insurance, and workers’ compensation insurance. The costs of our director and officer insurance policy premiums increased nearly 18% for fiscal year 2022 (which management understands was not solely related to our operations but industry wide). If the costs of maintaining adequate insurance coverage increase significantly in the future, our operating results could be materially adversely affected. Likewise, if any of our current insurance coverage should become unavailable to us or become economically impractical, we would be required to operate our business without indemnity from commercial insurance providers. If we operate our business without insurance, we could be responsible for paying claims or judgments against us that would have otherwise been covered by insurance, which could adversely affect our results of operations or financial condition.

Risks Related to Our and Shares of Common Stock and Public Company Status

We Have Incurred Significant Losses To Date, And There Is No Guarantee That We Will Ever Become Profitable. We incurred net losses of $7,297,000 and $3,387,000 in the fiscal years ended 2022 and 2021, respectively. In addition, we have accumulated deficit from the inception of business through June 30, 2022 of $98,622,000. The costs for research and product development of our product formats along with marketing and selling expenses and general and administrative expenses have been the principal causes of our losses. We may not ever become profitable.

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

Our Stock Price Is Likely To Be Volatile. The market price of our common stock has experienced fluctuations and is likely to fluctuate significantly in the future. For example, during fiscal 2022 the closing price of one share of our common stock reached a high of $0.79 and a low of $0.26. There is generally significant volatility in the market prices and limited liquidity of securities of companies which have failed to show profits. Contributing to this volatility are various events that can affect our stock price in a positive or negative manner. These events include, but are not limited to: governmental approvals or refusals to approve of regulations or actions; market acceptance and sales growth of our product; the viability of non-prostate products; litigation involving the Company or our industry; developments or disputes concerning our patents or other proprietary rights; changes in the structure of healthcare payment systems; departure of key personnel; future sales of our securities; fluctuations in our financial results or those of companies that are perceived to be similar to us; swings in seasonal demands of purchasers; investors’ general perception of us; and general economic, industry and market conditions. In addition, the securities of many medical device companies, including us, have historically been subject to extensive price and volume fluctuations that may affect the market price of their common stock. If any of these events occur, it could cause our stock price to rise or fall.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 – PROPERTIES

The Company’s executive offices are located at 350 Hills Street, Suite 106, Richland, WA 99354, where it leases approximately 15,300 square feet of office and laboratory space for approximately $25,400 per month plus janitorial expenses of approximately $440 per month from Energy Northwest, the owner of the Applied Process Engineering Laboratory (the APEL facility). The Company executed a modification to the existing lease in October 2015 that stipulates the tenant improvements, machinery, equipment and fixtures (TIs) are permitted to be abandoned at lease termination provided the facility is released by the Washington Department of Health. The modification also reduces the required notice to terminate early from twelve months to six months. In July 2019, the Company entered into another modification of the lease that extends the term to April 30, 2026, and maintained the then current rental rate through April 2020, and provides for an eighteen-month termination notice with an early termination penalty of up to $40,000 which decreases each year beginning May 1, 2022. The Company is not affiliated with this lessor.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is listed on the NYSE American under the symbol “ISR” and as of September 23, 2022 there were 142,112,766 shares outstanding.

The high and low sale prices as reported on the NYSE American for each quarter during the last two fiscal years are as follows:

Fiscal 2022	Q1	Q2	Q3	Q4
High	$0.79	$0.68	$0.41	$0.37
Low	$0.58	$0.38	$0.31	$0.26

Fiscal 2021	Q1	Q2	Q3	Q4
High	$0.78	$0.58	$2.47	$1.15
Low	$0.54	$0.36	$0.53	$0.75

Holders

As of September 23, 2022, there were approximately 205 common stockholders of record. The number of common stockholders was determined from the records of our stock transfer agent and does not reflect persons or entities that hold their shares in nominee or “street” name through various brokerage firms.

Dividends

The Company has never paid cash dividends on its common stock and does not plan to pay cash dividends on its common stock in the foreseeable future. Our Board of Directors anticipates that any earnings that might be available to pay dividends will be retained to finance operations.

Securities Authorized for Issuance Under Equity Compensation Plans

On December 7, 2021, the Company's stockholders approved the Company's Amended and Restated 2020 Equity Incentive Plan (Amended 2020 Incentive Plan), which amended and restated the Company's 2020 Equity Incentive Plan in its entirety. The Amended 2020 Incentive Plan increased the number of shares of common stock  available for the grant of awards under the plan by 10,000,000, to a total of 16,000,000 available shares, removed the limit on the number of incentive stock options that can be granted under the plan, and authorized the granting of Restricted Stock Units under the plan. Under the Amended 2020 Incentive Plan, the Board of Directors may grant to directors, officers, employees and consultants various forms of equity, including incentive stock options (ISO), non-qualified stock options, stock appreciation rights (SARs) and restricted stock units (RSUs).

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

Options granted under both plans have a ten-year maximum term, an exercise price equal to at least the fair market value of the Company’s common stock (based on the closing share price of the common stock on the NYSE American on the date of the grant), and with varying vesting periods as determined by the Board.

As of June 30, 2022, the following options had been granted under the Amended 2020 Incentive Plan, the 2017 Incentive Plan and under prior stock option plans that have now expired.

Plan Category	Number of securities to be issued on exercise of outstanding options, warrants, and rights (a)	Weighted- average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation Plans (excluding securities in columns (a) and (b)
Equity compensation plans approved by security holders	6,545,025	$0.66	11,989,350
Equity compensation plans not approved by security holders	369,000	$1.39	-

Total	6,914,025	$0.67	11,989,350

Performance Graph

As a smaller reporting company, the Company is not required to provide a performance graph.

Sales of Unregistered Securities

Our sales of unregistered securities have been previously reported in our reports on Forms 8-K and 10-Q and filed with the SEC.

Issuer Purchases of Equity Securities

None.

ITEM 6 – [RESERVED]

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

Results of Operations

Financial presentation

The following sets forth a discussion and analysis of the Company’s financial condition and results of operations for the fiscal years ended 2022, 2021, and 2020. This discussion and analysis should be read in conjunction with our consolidated financial statements appearing elsewhere in this Report. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Item 1A — Risk Factors,” beginning on page 25 of this Report. (In thousands)

	For the years ended June 30,
	2022		2021		2022 - 2021	2020		2021 - 2020
	Amount	% (a)	Amount	% (a)	% Change	Amount	% (a)	% Change

Sales, net	$10,795	100	$10,053	100	7	$9,680	100	4
Cost of sales	6,179	57	4,932	49	25	4,556	47	8
Gross profit (loss)	4,616	43	5,121	51	(10)	5,124	53	-

Operating expenses:
Research and development	2,582	24	1,427	14	81	1,126	12	27
Sales and marketing	2,804	26	2,440	24	15	2,976	31	(18)
General and administrative	6,621	61	4,691	47	41	4,571	47	3
Change in estimate of asset retirement obligation	-	-	-	-	-	(73)	(1)	100
Loss (gain) on equipment disposal	-	-	9	-	(100)	-	-	100
Total operating expenses	12,007	111	8,567	85	0	8,600	89	0
Operating loss	(7,391)	(68)	(3,446)	(34)	(114)	(3,476)	(36)	1

(a) Expressed as a percentage of sales, net

Sales

Fiscal 2022 sales, net increased 7% compared to fiscal 2021.The main driver of this growth was a 23% increase in other sales primarily due to increased treatments for brain cancer, including GammaTile™. In addition, part of the sales growth was due to moderate price increases that were implemented in November 2021. These increases were partially offset by a reduction in prostate cancer treatments.

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

	For the years ended June 30,
	2022		2021		2022 - 2021	2020		2021 - 2020
Treatment	Amount	%(a)	Amount	% (a)	% Change	Amount	% (a)	% Change

Prostate Brachytherapy	$8,060	75	$7,824	78	3	$8,356	86	(6)
Other sales	2,735	25	2,229	22	23	1,324	14	68
Sales, net	$10,795		$10,053			$9,680		4

(a) Expressed as a percentage of sales, net

Prostate Brachytherapy.

Prostate sales were up approximately 3% in fiscal 2022. We believe this was partially due to easing of stay-at-home orders in various states and slightly less impact from COVID-19 and a price increase that was implemented in November 2021. This led to a slight increase in sales for prostate treatments during fiscal year 2022 when compared to fiscal year 2021.

Management believes continued growth in prostate brachytherapy revenues will be the result of physicians, payors, and patients increasingly considering overall treatment advantages including costs compared with non-brachytherapy treatments, better treatment outcomes and improvement in the quality of life for patients. The American Cancer Society estimates that nearly 268,490 new prostate cancer cases will be diagnosed in calendar year 2022, which represents an increase of approximately 7% over the calendar year 2021 estimate (American Cancer Society, 2022). This increase is due to patients being unable to access treatment or putting treatment off due to the COVID pandemic, but there is no assurance that this will occur and if it occurs that it will have a positive impact on the Company's performance. We believe the trend to use brachytherapy in lieu of other options is starting to improve our performance but there is no assurance as to how long this trend will continue.

Management believes increased pressure to deliver effective healthcare in both terms of outcome and cost drove treatment options in fiscal 2022 with prostate brachytherapy receiving more consideration than in previous years.

Other Sales.

Other sales include but is not limited to brain, lung, head/neck, gynecological, pelvic treatments, and services. Other sales grew by approximately 23% in fiscal 2022. The main driver of this growth was increased treatments for brain cancer including GammaTile™. Initial applications for these other brachytherapy treatments are primarily used in recurrent cancer treatments or salvage cases that are generally difficult to treat aggressive cancers where other treatment options are either ineffective or unavailable.

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

GammaTile™ Therapy was in a limited market release beginning in January 2019 and in a full market release beginning in January 2020.  Total revenues from sales to GT Med Tech in fiscal 2022 were slightly more than fourteen percent of total revenues. While GT Med Tech continues to assure Isoray that its sales and marketing efforts will show steady improvements in sales there is no assurance this will occur.

Cost of sales

Cost of sales consisted primarily of the costs of manufacturing and distributing the Company’s products. The fiscal 2022 increase was primarily the result of increased labor, materials costs and depreciation. Labor expenses increased by $534,000 due to additional headcount as well as annual merit increases. Materials isotope costs increased by $525,000. Higher freight costs for isotope resulted from the use of cargo flights rather than passenger flights to transport isotope from Russia to our facility due to the COVID-19 pandemic's impact on passenger flights and the ongoing war in Ukraine resulting in our need to re-route our flights through more expensive alternatives. In addition, due to lower than anticipated sales volumes, we had excess isotope on hand which went unused. Depreciation increased $104,000 due to equipment placed into service during the second half of fiscal 2021.

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

During both fiscal 2021 and 2022, the Company purchased isotope in excess of known customer orders to provide enough isotope to fill anticipated orders which did not materialize. The excess isotope is utilized in the production of upcoming orders where possible considering the decay rates of Cesuim-131. Any loss of isotope to decay is also included as a cost of production during the current period.

Research and development expenses

Research and development consisted primarily of the costs related to employee and third-party research and development activities. The fiscal 2022 increase was due mainly to increases in protocol, payroll, and consulting expenses. The Company conducted new research which contributed to a $15,000 increase in protocol expenses. Payroll expenses increased by $708,000 due to the expansion of our research and development team through reallocating existing resources and adding additional headcount as well as annual merit increases. Consulting expenses relating to market research of potential new products to be acquired by the Company increased by $272,000.

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

Sales and marketing expenses

Sales and marketing expenses consist primarily of the costs related to the internal and external activities of the Company’s sales, marketing and customer service division. The fiscal 2022 increase was due to increased payroll of $274,000 resulting from higher sales growth when compared to fiscal 2021as well as increased travel of $143,000 and conventions and tradeshow expense of $77,000 as a result increased travel and in-person tradeshows as COVID-19 restrictions lessened. These increases were partially offset by a reduction of $101,000 in consulting expenses mainly due to reclassification of reimbursement consulting to general and administrative expenses.

The fiscal 2021 decrease was due to reduced payroll of $334,000 resulting from lower sales growth when compared to fiscal 2020 and the reversal of share based compensation expense upon separation of our former Executive Vice President of Sales and Marketing, as well as reduced travel of $132,000 and conventions and tradeshow expense of $28,000 as a result of the COVID-19 pandemic.

General and administrative expenses

General and administrative expenses consist primarily of the costs related to the executive, quality assurance and regulatory affairs (QA/RA), finance, human resources and information technology functions of the Company. The increase in fiscal 2022 is due to a payroll increase of $1.2 million resulting from increased headcount, annual merit increases, and increase in share-based compensation as the fiscal 2021 awards were granted in July 2021, increased insurance premiums primarily relating to D&O insurance of $55,000, increased consulting expenses primarily from information technology consulting and reimbursement consulting that was reclassified from sales and marketing of $155,000, employment hiring expense increased by $207,000, increased public company related expenses of $94,000, travel increased $60,000, professional services increased $52,000, and software costs increased by $17,000.

The increase in fiscal 2021 was primarily the result of higher payroll of $145,000 due to incentive compensation and promotions, increased insurance premiums of $74,000 primarily relating to D&O insurance (which increased industry-wide), other expense of $45,000 primarily related to employee relations and hiring expense. These were partially offset by decreased public company related expenses of $109,000, reduced legal fees of $56,000, and fewer travel expenses of $56,000 due to the COVID-19 pandemic. In addition, the majority of annual employee and director stock grants have historically been granted in the fiscal fourth quarter, however the 2021 year’s awards were granted in July 2021, subsequent to the close of the fiscal fourth quarter 2021, thus reducing share-based stock compensation expense in the full-year fiscal year-end 2021 compared to the prior fiscal year.

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

As COVID-19 spread, many states implemented new guidelines in an attempt to mitigate the spread of the virus and to conserve certain medical supplies. Those guidelines led to the cancellation or postponement of elective and non-emergency surgical procedures, including prostate brachytherapy procedures.  During fiscal year 2022, our sales revenues increased 7% compared to the fiscal year 2021, but we were still below the average monthly prostate revenues attained in our third quarter of fiscal year 2020 prior to the onset of COVID-19’s impact on our operations. We believe this is due to stay-at-home orders and hospitals’ focus on COVID-19, resulting in a delay or cancellation of patients scheduled to be seen by physicians. This resulted in fewer or delayed urology referrals for prostate brachytherapy treatment.

As more states gradually lift restrictions on non-essential surgeries and other activities, we have received customer feedback of anticipated increases in implant volumes as patients begin returning from quarantines for office visits and consultations but there is no assurance this will occur or be sustained or what impact variants such as the Delta, Omicron 4, and Omicron 5 might cause to our operations. In the meantime, we continue to tightly manage our expenses and make fluid adjustments to isotope orders to meet potential increased treatment demands.

Impact of Conflict in Ukraine

In February 2022, Russian military forces launched a military action in Ukraine, and sustained conflict and disruption in the region is likely to continue. The length, impact, and outcome of this ongoing military conflict is highly unpredictable and could lead to significant market and other disruptions, including significant instability in financial markets, supply chain interruptions, political and social instability, trade disputes or trade barriers, changes in consumer or purchaser preferences, as well as an increase in cyberattacks and espionage. Russia’s recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and military action against Ukraine led to substantial expansion of sanction programs imposed by the United States and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic.

In retaliation against the sanctions and as part of measures to stabilize and support the volatile Russian financial and currency markets, the Russian authorities imposed significant currency control measures aimed at restricting the outflow of foreign currency and capital from Russia, imposed various restrictions on transacting with non-Russian parties, banned exports of various products, and imposed other economic and financial restrictions. The situation is rapidly evolving, and additional sanctions by Russia on the one hand, and by the other countries on the other hand, could adversely affect the global economy, financial markets, energy supply and prices, certain critical materials and metals, supply chains, and global logistics and could adversely affect our business, financial condition, and results of operations.

While we had trouble with sending wires to Russia from our local bank in Richland, Washington due solely to its own internal policies which we have since resolved and were forced to redirect flights to obtain supply of our Cesium-131, there has been no further impact on our operations and our relationship with our Russian rector suppliers remains excellent; however there is no assurance we will not experience disruptions from the banking system or our suppliers themselves in the future and this could result in a material adverse effect on our financial results. Any such disruption may also magnify the impact of other risks described in this Report.

Because our supply of Cesium-131 is obtained from nuclear reactors located in Russia, the Company is susceptible to any supply chain disruptions resulting from military actions, the sanctions, or otherwise, and any such disruption could materially affect our ability to obtain the Cesium-131 needed for our products. Management and our Board of Directors are actively monitoring the situation in Ukraine and Russia and assessing its impact on our business, including our medical isotope suppliers. To date, we have not experienced any material interruptions in our medical isotope supplies needed to support our operations due to the conflict. However, we have no way to predict the progress or outcome of the military conflict in Ukraine or its impacts in Ukraine, Russia, Belarus, Europe, or the U.S. The extent and duration of the military action, sanctions, and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time.

Liquidity and capital resources

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company has historically financed its operations through selling equity to investors. During fiscal 2022, the Company raised approximately $56,000 pursuant to the exercise of options to purchase common stock. Existing cash reserves from prior capital raises were used to fund the Company's operations and capital expenditures during fiscal 2022 and 2021 respectively.

Our cash flows for fiscal 2022, 2021, and 2020 respectively, are summarized as follows (in thousands):

	For the years ended June 30,
	2022	2021	2020

Net cash used by operating activities	$(7,710)	$(2,837)	$(3,641)
Net cash (used in) investing activities	(284)	(410)	(287)
Net cash provided by financing activities	56	64,684	994
Net increase (decreases) in cash and cash equivalents	$(7,938)	$61,437	$(2,934)

	As of June 30,
	2022	2021	2020

Working Capital	$57,063	$65,501	$3,932
Current Ratio	26.18	37.37	3.50

Cash flows from operating activities

Net cash used by operating activities in fiscal 2022 was primarily due to an approximate net loss of $7.27 million net of approximately $1.41 million in adjustments for non-cash activity such as depreciation and amortization expense, the accretion of asset retirement obligation, and share-based compensation. Changes in operating assets and liabilities contributed approximately $1.85 million to the cash used by operating activities.

Net cash used by operating activities in fiscal 2021 was primarily due to an approximate net loss of $3.39 million net of approximately $617,000 in adjustments for non-cash activity such as depreciation and amortization expense, the accretion of asset retirement obligation, and share-based compensation. Changes in operating assets and liabilities contributed approximately $67,000 to the cash used by operating activities.

Net cash used by operating activities in fiscal 2020 was primarily due to an approximate net loss of $3.45 million net of approximately $640,000 in adjustments for non-cash activity such as depreciation and amortization expense, the accretion of asset retirement obligation, and share-based compensation. Changes in operating assets and liabilities contributed approximately $835,000 to the cash used by operating activities.

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

Cash flows from financing activities

Financing activities for all years are presented by primary transaction category. Financing activities in fiscal 2022, 2021, and 2020 were primarily due to sales of common stock through an underwritten offering, net, at the market offerings, net, and warrant and option exercises each net of preferred dividends paid. Financing activities were significantly decreased in fiscal 2022 compared to 2021 due to the underwritten offerings, net, in fiscal 2021.

Projected FY 2023 Liquidity and Capital Resources

Operating activities

Management forecasts that fiscal 2023 cash requirements will be similar to previous years and that current cash and cash equivalents will be sufficient to meet projected operating cash needs for the next twelve months. Monthly operating expenses are budgeted to increase for sales and marketing, research and development and general and administrative expenses in fiscal 2023 as management works to implement its strategy. Assuming no extraordinary expenses occur (whether operating or capital), if management is successful at implementing its strategy to focus on renewed emphasis to drive the consumer to the prostate market and meets or exceeds its growth targets of twenty-five percent increase in revenue in fiscal 2023 and this annual growth continues, the Company anticipates reaching cashflow break-even in three to four years. These assumptions do assume that GammaTile™ will contribute to total revenue but do not incorporate any significant growth in the other non-prostate applications as they generate nominal revenues today but if they show significant improvement, cashflow break-even could occur sooner. There is no assurance that the targeted sales growth will materialize but management is encouraged by the depth and experience of its sales team and its track record of growth during the last three fiscal years.

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

On October 22, 2020, the Company sold 18,269,230 shares of its common stock at a price of $0.52 per share, for aggregate gross proceeds of $9,500,000, pursuant to the registration statement on Form S-3 that became effective on February 4, 2020. The net proceeds from the offering were approximately $8,471,000. Additionally, the Company issued to the purchasers warrants to purchase up to 9,134,615 shares of common stock. The warrants have an exercise price of $0.57 per share of common stock, are exercisable immediately, and expire five years from the date of issuance. If exercised for cash, future exercises of these warrants will provide additional capital to the Company. As of June 30, 2022, 998,488 of these warrants remain outstanding.

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

During Fiscal 2022, the Company received approximately $0.06 million as a result of the exercise of 125,000 options to purchase common stock.

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

		Less than	1 – 3	3 – 5	More than 5
Contractual obligations	Total	1 year	years	years	years
Seed core purchase obligation	644	216	428	-	-
Total	$644	$216	$428	$-	$-

Pending Merger

On September 27, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Isoray Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), Viewpoint Molecular Targeting, Inc., a Delaware corporation (“Viewpoint”), and Cameron Gray, as the representative of the Owners (as defined therein). Viewpoint is an alpha-particle radiopharmaceutical company in the alphaemitter market developing oncology therapeutics and complementary imaging agents. The Merger Agreement provides that, subject to the terms and conditions set forth therein, Merger Sub will merge with and into Viewpoint, with Viewpoint continuing as the surviving corporation as a wholly owned subsidiary of Isoray (such transaction, the “Merger”). Under the Merger Agreement, at the effective time of the Merger each issued and outstanding share of common stock of Viewpoint will be converted into the right to receive (i) 3.3212 shares of Isoray common stock rounded to the nearest whole share, (ii) any cash in lieu of fractional shares of Isoray common stock payable pursuant to the Merger Agreement, and (iii) any dividends or other distributions to which the holder thereof becomes entitled to upon the surrender of such shares of Viewpoint common stock. Other than as set forth in (ii) in the preceding sentence, there will be no cash consideration paid in connection with the Merger. Following completion of the Merger, the stockholders of Viewpoint immediately prior to the closing of the Merger will own 49% of the fully-diluted outstanding capital stock of the Company.

Upon the closing of the Merger, Isoray will increase the size of its Board of Directors from four members to not less than five members. Three of the directors will be designated by Isoray and two of the directors will be designated by Viewpoint. Lori Woods, our current CEO and a director, will be one of the directors appointed by Isoray and will serve as the chairperson. Thijs Spoor, Viewpoint’s current CEO, will be one of the directors appointed by Viewpoint. The remaining directors, if any, will be mutually agreed upon by Lori Woods and Thijs Spoor. Also upon the closing of the Merger, Lori Woods will resign from her position as CEO of Isoray and Thijs Spoor will be named CEO of Isoray. Jonathan Hunt will continue as Isoray’s Chief Financial Officer.

Consummation of the Merger is subject to the satisfaction or waiver of various closing conditions, including: (i) performance in all respects by each party of its covenants and agreements, (ii) Isoray and Viewpoint each obtaining approval by its stockholders of the Merger and related matters, (iii) any necessary consents or approvals by governmental and regulatory authorities and non-governmental third-parties being obtained, and (iv) there being no event, change, or occurrence which individually or together with any other event could reasonably be expected to have a material adverse effect on either Isoray or Viewpoint.

The Merger Agreement contains certain restrictions on the conduct of the Company’s and Viewpoint’s respective businesses between the date of signing the Merger Agreement and the earlier of the closing of the Merger or the termination of the Merger Agreement. During such period, Isoray and Viewpoint each must conduct its business in the ordinary course and consistent with past practices in all material respects and may not enter into any material transactions without the other party’s consent. For a more detailed summary of the Merger Agreement, see our Form 8-K filed with the SEC on September 28, 2022.

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

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements or reportable events with Assure CPA, LLC.

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and co-principal financial officers, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2022. Based on that evaluation, our principal executive officer and our co-principal financial officers concluded that the design and operation of our disclosure controls and procedures were effective. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedures are designed to provide a reasonable level of assurance that the objectives of the system will be met.

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

We have evaluated the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). This evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our co-principal financial officers and principal accounting officer, all of whom concluded that our internal control over financial reporting was effective as of June 30, 2022. Our evaluation of the effectiveness of our internal control over financial reporting in future periods may differ due to changing conditions or non-compliance with the policies and procedures we have established.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

Not applicable.

ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board Membership and Board Committees

The directors serving the Company as of June 30, 2022 were as follows:

			Audit	Compensation	Nominations	Litigation
Name	Type	Age	Committee	Committee	Committee	Committee
Michael McCormick, Chairman	Independent	59	Member	Member	Chairman	Member

Lori Woods, Chief Executive Officer	Employee	60	N/A	N/A	N/A	N/A

Philip Vitale, MD	Independent	76	Member	Chairman	Member	N/A

Alan Hoffmann	Independent	61	Chairman	Member	Member	Chairman

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

Lori Woods – Ms. Woods has been a Director of the Company since June 4, 2018 and brings more than 30 years of experience in the healthcare industry and is particularly well-known and respected in the brachytherapy community. Ms. Woods returned to the Company after previously serving as Vice President from 2006 to February 2008, at which time she was appointed Acting Chief Operating Officer before her appointment to Chief Operating Officer in February 2009, a position she held until January 2010. Beginning in February 2016, and continuing until her appointment as Interim CEO on June 4, 2018, Ms. Woods served as a senior consultant to the Company. Ms. Woods was appointed CEO of the Company on December 12, 2018. From February 16, 2016 to June 3, 2018, Ms. Woods was a founder of Medvio, LLC, a medical device consulting company focused on the urology and oncology space. During her time at Medvio she worked with large public and international medical device companies, supporting the approval process and distribution of products in diverse international markets. Further, she worked with various partners to develop proprietary technologies for the colorectal and liver treatment markets. Previously, from January 2002 to July 2006, Ms. Woods served as Chief Executive Officer of Pro-Qura, Inc., a privately-owned cancer treatment management company focused on the quality delivery of brachytherapy treatments for prostate cancer. She has also served as the Director of Business Development for the Tumor Institute Radiation Oncology Group and the Seattle Prostate Institute (SPI) in Seattle, WA. SPI was an early innovator in prostate brachytherapy treatments and assisted in the training of more than 2,000 physicians in the use of prostate brachytherapy. Ms. Woods served as a board member of the Northwest division of the Juvenile Diabetes Research Foundation, focusing on their digital awareness programs, including their website and SEO strategy, and their public relations efforts. Ms. Woods earned a Bachelor of Science degree in Business Administration – Marketing and Communications from Loma Linda University, CA. Ms. Woods brings to the Board extensive experience and credibility in the brachytherapy industry and strong relationships with suppliers and distributors of brachytherapy products.

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

Alan Hoffmann – Mr. Hoffmann has been a Director of the Company since January 2016. He is the owner of Alan Hoffmann, CPA, PC, a certified public accounting firm he founded in 1996. The firm performs reviews of private companies. In addition, Mr. Hoffmann currently serves as CFO for Cognitive Research Corporation, a privately-held, full-service contract research organization that specializes in central nervous system product development for pharmaceutical, nutraceutical, biotechnology and medical device companies. In 2011, he served as CFO for an international manufacturing company, Kinematics Manufacturing, Inc. His prior employment included Price Waterhouse from 1985-1989, and local firms in Arizona from 1989 to 1996, where he held multiple positions including Senior Tax Analyst, and Tax Manager. After receiving his undergraduate accounting degree with honors from the University of Wisconsin-Milwaukee in 1985, he became a Certified Public Accountant in 1989. He also served in the United States Marine Corps and was honorably discharged in 1985. He brings over 35 years of public accounting experience to the Company and the Board. Mr. Hoffmann brings to the Board his experience as a public accountant and understanding of oversight and review of financial statements prepared by the Chief Financial Officer.

Executive Officers

The executive officers serving the Company as of September 24, 2022 were as follows:

Name	Age	Position Held
Lori Woods[1]	60	Chief Executive Officer, Director
Jonathan Hunt	55	Chief Financial Officer, Co-Principal Financial Officer
Mark Austin	35	Vice President of Finance and Corporate Controller, Co-Principal Financial and Principal Accounting Officer, Corporate Secretary
William Cavanagh III	56	Chief Research and Development Officer
Jennifer Streeter	53	Chief Operating Officer, Vice President, Human Resources

1.	Ms. Woods’ biographical information is incorporated by reference in the board membership section of Part III, Item 10.

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

William Cavanagh III – Mr. Cavanagh joined the Company in January 2010 and served as Vice President, Research and Development until March 3, 2016, other than serving as interim Chief Executive Officer for the Company from January 7, 2016 to February 14, 2016. He was appointed Chief Operating Officer of the Company effective March 3, 2016 and Chief Scientific Officer effective August 15, 2016 and served in these positions until February 12, 2019. On February 12, 2019, Mr. Cavanagh was appointed to the position of Chief Research and Development Officer. Immediately prior to joining Isoray Medical, Mr. Cavanagh was engaged in the research and development of dendritic cell therapies for cancer and infectious diseases. He served as Chief Scientific Officer for Sangretech Biomedical, LLC for the six years prior to joining Isoray Medical. At Sangretech, he oversaw the design and implementation of a novel cancer therapy. Mr. Cavanagh began his extensive career in cancer treatment technologies in the early 1990s, when he helped lead research and development of a therapy involving the insertion of radioactive sources directly into the prostate for the treatment of prostate cancer (prostate brachytherapy). He has designed several cancer treatment-related studies, is listed as an author on 34 peer-reviewed publications and is the listed inventor on a U.S. patent application detailing a novel treatment for cancer. Mr. Cavanagh has also served as Director of the Haakon Ragde Foundation for Advanced Cancer Studies in Seattle, Washington, where he led the research foundation in the selection of viable research projects directed at treating advanced cancers. Mr. Cavanagh holds a B.S. in Biology from the University of Portland (Oregon) and attended two years of medical school before beginning his career in research management.

Jennifer Streeter – Mrs. Streeter brings more than 10 years’ experience of progressive growth in the Human Resources field. She joined the Company in July 2016 as Vice President of Training. In September 2016, she accepted responsibility as Vice President of Human Resources. Effective July 19, 2019, she was appointed Interim Chief Operating Officer and on June 23, 2020, was appointed Chief Operating Officer. Prior to joining the Company, Mrs. Streeter was employed by Supershuttle International as the Vice President of Learning Development, where she led a team of training managers providing overall training and organizational development activities. Mrs. Streeter was employed by Supershuttle International from 2010 to 2016. Previously Mrs. Streeter has facilitated both on ground and online courses at the undergraduate and graduate levels for universities including Grand Canyon University, Ottawa University and Western International University. The courses focused on Human Resource and Organizational Development. Mrs. Streeter received her Bachelor’s Degree in Management/Marketing and her Master’s Degree in Leadership Studies from Baker College, in Michigan.

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

We believe the Company's executive officers, directors and 10% stockholders timely complied with their filing requirements during the year ended June 30, 2022.

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

Summary Compensation Table

				Non-equity
Name and			Option	incentive plan	All other
principal		Salary	awards	compensation	compensation	Total
position	Year	($)	($)[1]	($)	($)	($)
Lori Woods	2022	439,816	279,648	46,180	-	765,644
CEO and Director	2021	353,450	-	17,745	-	371,195
William Cavanagh	2022	299,998	186,432	25,200	-	511,630
CRDO	2021	244,149	-	9,190	-	253,339
Jennifer Streeter	2022	337,834	186,432	28,379	-	552,645
COO and VP of HR	2021	256,672	-	9,677	-	266,349

1.

Amounts represent the ASC 718, Compensation – Stock Compensation valuation for the fiscal year 2022. Options awarded vest in four equal annual installments and expire ten years after the date of grant. All options were granted at the fair market value of the Company’s stock on the date of grant and the Company used a Black-Scholes methodology as discussed in the footnotes to the financial statements to value the options.

Outstanding Equity Awards at Fiscal Year-End

Option awards

Equity Incentive Plan awards:

	Number of		Number of
	securities		securities
	underlying		underlying
	unexercised		unexercised		Option
	options		options		exercise	Option
	(#)		(#)		price	expiration
Name	exercisable		unexercisable		($)	date
Lori Woods	120,000	6	360,000	6	0.79	07/01/2031
CEO and Director	125,000	5	62,500	5	0.61	06/23/2030
	62,500	4	-	4	0.43	06/18/2029
William Cavanagh	80,000	6	240,000	6	0.79	07/01/2031
CRDO	112,500	5	37,500	5	0.61	06/23/2030
	150,000	5	-		0.43	06/18/2029
	150,000	3	-		0.46	06/13/2028
	225,000	[1]	-		0.605	06/27/2027
	20,000	2	-		2.46	06/17/2024
Jennifer Streeter	80,000	6	240,000	6	0.79	07/01/2031
COO and VP of HR	112,500	5	37,500	5	0.61	06/23/2030
	150,000	4	-		0.43	06/18/2029
	100,000	3	-		0.46	06/13/2028
	100,000	[1]	-		0.605	06/27/2027

1.	Represents a June 27, 2017, grant, all of which were exercisable as of June 27, 2020.
2.	Represents a June 17, 2014, grant, all of which were exercisable as of June 17, 2017.
3.

Represents a June 13, 2018, grant, one-fourth of which became exercisable on June 13, 2018, one-fourth of which became exercisable on June 13, 2019, one-fourth of which became exercisable on June 13, 2020, and the final fourth became exercisable on June 13, 2021.

4.

Represents a June 18, 2019, grant, one-fourth of which became exercisable on June 18, 2019, one-fourth of which became exercisable on June 18, 2020, one-fourth of which became exercisable on June 18, 2021, and the final fourth became exercisable on June 18, 2022.

5.	Represents a June 23, 2020, grant, one-fourth of which became exercisable on June 23, 2020, one-fourth of which became exercisable on June 23, 2021, one-fourth of which became exercisable on June 23, 2022, and the final fourth will become exercisable on June 23, 2023.
6.	Represents a July 1, 2021, grant, one-fourth of which became exercisable on July 1, 2021, one-fourth of which became exercisable on July 1, 2022, one-fourth of which will become exercisable on July 1, 2023, and the final fourth will become exercisable on July 1, 2024.

The Company has a 401(k) plan that covers all eligible full-time employees of the Company. Contributions to the 401(k) plan are made by participants to their individual accounts through payroll withholding. Additionally, the 401(k) plan allows the Company to make contributions at the discretion of management. To date, the Company has not made any contributions to the 401(k) plan. Beginning January 1, 2022, the Company implemented a Company 401(k) match where 50% of the first 4% of the participants contributions will be matched, up to a maximum company match of 2% of eligible compensation. The Company matching contributions will be made during the third fiscal quarter of 2023 for the 401(k) plan year January 1, 2022 to December 31, 2022.

Role of the Compensation Consultant

Pursuant to its Charter, the Compensation Committee has the authority to engage independent compensation consultants and other professionals to assist in the design, formulation, analysis, and implementation of compensation programs for our executive officers. During fiscal 2022, the Committee engaged Pearl Meyer to review various elements of the Company's overall compensation program, including performing reviews of the Company's 2022 executive compensation plans.

Role of Benchmarking and Peer Groups

As part of our pay philosophy, our executive compensation program is designed to attract, motivate and retain our executives in an increasingly competitive market. To this end, during fiscal 2022 we evaluated industry-specific and general market compensation practices and trends to ensure that our program features and NEO pay opportunities remain appropriately competitive. When determining salaries, target bonus opportunities and long-term incentive grants for NEOs, the Committee considers the performance of the Company and the individual, the nature of an individual's role within the Company, experience in the officer's current role, as well as input from its independent compensation consultant, among other variables.

In fiscal 2022, to facilitate its review and determination of executive compensation, the Committee engaged Pearl Meyer to conduct a comprehensive competitive review of our executive compensation program. In connection with this review and in consultation with Pearl Meyer and senior management of the Company, Pearl Meyer identified a peer group comprised of healthcare equipment, pharmaceutical and biotechnology companies roughly similar to the Company in revenue size or market capitalization, and focused on cancer treatments to the extent possible; the peer group consists of the 16 companies listed below:

AVEO Pharmaceuticals, Inc.	Fortress Biotech, Inc.	Pieris Pharmaceuticals, Inc.
Capricor Therapeutics, Inc.	G1 Therapeutics, Inc.	Plus Therapeutics, Inc.
Celldex Therapeutics Inc.	Idera Pharmaceuticals, Inc.	Sunesis Pharmaceuticals, Inc.
Curis, Inc.	Infinity Pharmaceuticals, Inc.	TRACON Pharmaceuticals, Inc.
Cyclacel Pharmaceuticals, Inc.	Northwest Biotherapeutics, Inc.	UroGen Pharma LTD
Epizyme Inc.	Onconova Therapeutics, Inc.	ViewRay, Inc.
Y-mAbs Therapeutics, Inc.

The median (50th percentile) revenue size of the peer group was approximately $11 million, while the median market capitalization was $86 million; Isoray's revenue and market capitalization were roughly at the 50th and 23rd percentiles of the peer group, respectively.

Based on the Pearl Meyer data and performance metrics, the Compensation Committee in this post-COVID environment returned to the compensation strategy. The Compensation Committee of the Company increased the annual base salary for Lori Woods, ourChief Executive Officer and Director, to $504,000 (14.59% increase), for William Cavanagh, Chief Research and Development Officer, to $341,000 (13.67% increase) and for Jennifer Streeter, our Chief Operating Officer and Vice President of Human Resources, to $360,000 (6.56% increase), effective July 1, 2022.

Director compensation for fiscal 2022 is set forth below.

Fiscal Year 2022 Director Compensation

	Fees earned
	or paid in	Option
	cash	awards	Total
Name	($)	($)	($)
Alan Hoffmann	60,000	78,651	138,651
Michael McCormick	60,000	78,651	138,651
Philip Vitale MD	60,000	78,651	138,651

Each non-employee director had stock options to purchase shares of the Company’s common stock outstanding as of June 30, 2022 as follows - Mr. Hoffmann had stock options to purchase 280,000 shares of common stock, Mr. McCormick had stock options to purchase 280,000 shares of common stock, and Dr. Vitale had stock options to purchase 280,000 shares of common stock.

During the fiscal year 2022, the independent directors received $5,000 per month for their service. Employee directors do not receive any compensation for their service on the Board.

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

For fiscal year 2022, twelve and one-half percent (12.5%) of the metrics were achieved for the first and fourth quarters as well as for the full fiscal year. Twenty-Seven and one-half percent (27.5%) of the metrics were achieved for the second quarter and forty percent (40%) of the metrics were achieved for the third quarter resulting in the bonuses set forth below.

NEO	2022 Bonus ($)
Lori Woods – CEO and Director	46,180
William Cavanagh – CRDO	25,200
Jennifer Streeter – COO and VP of HR	28,379

For fiscal year 2023, the bonus plan was revised so that the Chief Executive Officer has an opportunity to earn a bonus of ten percent (10%) of her annual base salary and each other named officer has an opportunity to earn a bonus of eight percent (8%) of his or her annual base salary by meeting the following parameters: half of the bonus will be paid if the Company has a twenty percent (20%) increase in revenue from the prior fiscal year; one quarter of the bonus will be paid if the Company has a gross margin percentage of forty-five percent (45%) or higher in the fiscal year; and one quarter of the bonus would be paid in a one-time payout based on Merger and Acquisition (M&A) activity. M&A activity is defined as: The identification of a merger or acquisition target and a signed definitive agreement.

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding the beneficial ownership of the Company’s common stock and preferred stock as of September 23, 2022 for (a) each person known by the Company to be a beneficial owner of five percent or more of the outstanding common or preferred stock of the Company, (b) each executive officer, director and nominee for director of the Company, and (c) directors and executive officers of the Company as a group. As of September 23, 2022, the Company had 142,112,766 shares of common stock outstanding. Except as otherwise indicated below, the address for each listed beneficial owner is c/o Isoray, Inc., 350 Hills Street, Suite 106, Richland, Washington 99354.

Common Stock Share Ownership

Name of Beneficial Owner	Common Shares Owned	Common Stock Options [1]	Common Stock Warrants[3]	Percent of Class[2]
Lori Woods	1,095,114	662,500	-	1.22%
Alan Hoffmann	64,230	272,500	9,615	0.24%
Michael McCormick	41,230	272,500	9,615	0.23%
Philip Vitale M.D.	130,000	272,500	10,000	0.29%
William Cavanagh III	27,692	936,250	3,846	0.68%
Jonathan Hunt	106,306	691,250	33,653	0.58%
Jennifer Streeter	77,940	668,750	-	0.52%
Mark Austin	54,030	351,750	9,615	0.29%
Directors and Executive Officers as a group	1,606,542	4,128,000	76,344	4.05%

1.	Only includes those common stock options that could be exercised for common stock within 60 days after September 23, 2022.
2.

Percentage ownership is based on 142,112,766 shares of Common Stock outstanding on September 23, 2022. Shares of Common Stock subject to stock options which are currently exercisable or will become exercisable within 60 days after September 23, 2022, are deemed outstanding for computing the percentage ownership of the person or group holding such options but are not deemed outstanding for computing the percentage ownership of any other person or group.

3.	Purchased pursuant to public offering that closed on October 22, 2020. Each share of common stock purchased included one-half of a warrant. Each whole warrant is exercisable to purchase one share of common stock at an exercise price of $0.57 per share. Each warrant is immediately exercisable and will expire October 22, 2025.

Series B Preferred Stock Share Ownership

There is no preferred stock outstanding as of June 30, 2022. 59,065 shares of Series B preferred stock automatically converted into 59,065 shares of common stock as a result of the October 22, 2020 offering.

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

As required under SEC rules, transactions that are determined to be directly or indirectly material to the Company or a related party are disclosed in our Annual Report.

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

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, Assure CPA, LLC (in thousands):

		For the Year Ended June 30,
		2022	2021

1.	Audit Fees	$80	$67
2.	Audit-Related Fees	-	-
3.	Tax Fees	14	11
4.	All other Fees	4	26
Totals		$98	$104

Audit fees include fees for the audit of our annual financial statements, reviews of our quarterly financial statements, and related consents for documents filed with the SEC. Tax fees include fees for the preparation of our federal and state income tax returns. All other fees are from consulting costs created by the review of documents related to equity offerings.

As part of its responsibility for oversight of the independent registered public accountants, the Audit Committee has established a pre-approval policy for engaging audit and permitted non-audit services provided by our independent registered public accountants, Assure CPA, LLC. In accordance with this policy, each type of audit, audit-related, tax and other permitted service to be provided by the independent auditors is specifically described and each such service, together with a fee level or budgeted amount for such service, is pre-approved by the Audit Committee. The Audit Committee has delegated authority to its Chairman to pre-approve additional non-audit services (provided such services are not prohibited by applicable law) up to a pre-established aggregate dollar limit. All services pre-approved by the Chairman of the Audit Committee must be presented at the next Audit Committee meeting for review and ratification. All of the services provided by Assure CPA, LLC. described above were approved by our Audit Committee.

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

10.10	Lease Agreement, dated effective May 2, 2007, between Isoray Medical, Inc. and Energy Northwest, incorporated by reference to Exhibit 10.42 of the Form 8-K filed on May 8, 2007.
10.11***	Isoray, Inc. Stock Option Agreement and Notice of Grant of Stock Option to Lori A. Woods, dated June 13, 2018, incorporated by reference to Exhibit 10.2 of the Form 8-K filed on June 19, 2018.
10.12	Services Agreement, dated August 13, 2018, between Isoray Medical, Inc. and Schultz Public Relations, LLC, incorporated by reference to Exhibit 10.2 of the Form 8-K filed on September 25, 2018.
10.13

Amendment to Exhibit B of Manufacturing and Supply Agreement between Isoray Medical, Inc. and GT Medical Technologies, Inc., dated December 28, 2018 (confidential treatment granted for redacted portions), incorporated by reference to Exhibit 10.5 of the Form 10-Q filed on February 13, 2019.

10.14

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

10.16	Contract Modification, entered into on November 15, 2016 with an effective date of November 1, 2016, to Contract No. X-40403 between Energy Northwest and Isoray Medical, Inc, incorporated by reference to Exhibit 10.2 of the Form 10-Q filed on February 9, 2017.
10.17	Contract Modification, entered into on August 19, 2019 with an effective date of July 3, 2019, to Contract No. X-40403 between Energy Northwest and Isoray Medical, Inc., incorporated by reference to Exhibit 10.45 of the Form 10-K filed on September 27, 2019.
10.18***	Amended and Restated 2020 Equity Incentive Plan, incorporated by reference to Appendix A to Isoray, Inc.'s Definitive Proxy Statement on Schedule 14A filed on October 25, 2021.
10.19	Amendment to Exhibit A and Amendment No. 2 to Exhibit B of Amended and Restated Manufacturing and Supply Agreement, dated effective January 13, 2020, between Isoray Medical, Inc. and GT Medical Technologies, Inc., incorporated by reference to Exhibit 10.1 of the Form 8-K filed on January 16, 2020 (confidential portions of the exhibit have been omitted).
10.20***	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on February 19, 2020.
10.21	Equity Distribution Agreement, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on April 6, 2020.
10.22	Amendment to Amended and Restated Manufacturing and Supply Agreement between Isoray Medical, Inc. and GT Medical Technologies, Inc., dated October 16, 2020, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on October 19, 2020.
10.23	Underwriting Agreement between Isoray, Inc. and Oppenheimer & Co. Inc., dated October 20, 2020, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on October 22, 2020.
10.24	Underwriting Agreement between Isoray, Inc. and Oppenheimer & Co. Inc., dated February 4, 2021, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on February 4, 2021.
10.25	Addendum No. 1 to Supply Contract, dated February 10, 2021, by and between Isoray Medical, Inc. and Joint Stock Company. incorporated by reference to Exhibit 10.1 of the Form 8-K filed on February 12, 2021.
10.26	Supply Contract, dated March 18, 2021, between Isoray Medical, Inc., and Joint Stock Company «Isotope», incorporated by reference to Exhibit 10.1 of the Form 8-K filed on March 23, 2021 (confidential portions of the exhibit have been omitted).
10.27***	Form of Executive Employment Agreement, dated effective May 24, 2021, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on May 28, 2021.
10.28	Lease Modification, dated May 27, 2021, between Energy Northwest and Isoray Medical, Inc., incorporated by reference to Exhibit 10.1 of the Form 8-K filed on June 3, 2021.
10.29	Addendum No. 1, dated July 29, 2021, to Supply Contract dated March 18, 2021, between Isoray Medical, Inc. and Joint Stock Company «Isotope», incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 3, 2021.
10.30	Addendum No. 2, dated August 19, 2021, to Supply Contract dated March 18, 2021, between Isoray Medical, Inc. and Joint Stock Company «Isotope», incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 25, 2021.
10.31	Addendum No. 3, dated April 11, 2022, to Supply Contract dated March 18, 2021, between Isoray Medical, Inc. and Joint Stock Company «Isotope», incorporated by reference to Exhibit 10.1 of the Form 8-K filed on April 15, 2022.
10.32	Addendum No. 4, dated April 11, 2022, to Supply Contract dated March 18, 2021, between Isoray Medical, Inc. and Joint Stock Company «Isotope», incorporated by reference to Exhibit 10.2 of the Form 8-K filed on April 15, 2022.
10.33	Addendum No. 5, dated May 4, 2022, to Supply Contract dated March 18, 2021, between Isoray Medical, Inc. and Joint Stock Company «Isotope», incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on May 13, 2022.
10.34	Addendum No. 6, dated May 5, 2022, to Supply Contract dated March 18, 2021, between Isoray Medical, Inc. and Joint Stock Company «Isotope», incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on May 13, 2022.
10.35	Amendment No. 3, dated November 17, 2021, to the Amended and Restated Manufacturing and Supply Agreement dated April 26, 2019, between Isoray Medical, Inc. and GT Medical Technologies, Inc., incorporated by reference to Exhibit 10.1 of the Form 8-K filed on November 23, 2021.
10.36	Service Agreement, dated December 13, 2021, between Isoray Medical, Inc. and MedikorPharma-Ural LLC, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on December 17, 2021.
10.37	Consignment Agreement, dated September 9, 2021, between Isoray Medical, Inc. and MedikorPharma-Ural LLC, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on September 15, 2021.
14.1	Code of Conduct and Ethics, incorporated by reference to Exhibit 14.1 of the Form 10-KSB filed on October 11, 2005. (File No. 000-14247)
14.2	Code of Ethics for Chief Executive Officer & Senior Financial Officers, incorporated by reference to Exhibit 14.2 of the Form 10-KSB filed on October 11, 2005. (File No. 000-14247)
21.1*	Subsidiaries of the Company.
23.1*	Consent of Assure CPA, LLC.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Financial Officer
31.3*	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Financial Officer
32**	Section 1350 Certifications.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed Herewith
**	Furnished Herewith
***	Denotes Management Contract or Compensatory Plan or Arrangement

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Isoray, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Isoray, Inc. and Subsidiaries (“the Company”) as of June 30, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Spokane, Washington

September 28, 2022

Isoray, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except shares)

	June 30,	June 30,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$55,890	$63,828
Accounts receivable, net	1,608	2,013
Inventory	1,396	980
Prepaid expenses and other current assets	435	481

Total current assets	59,329	67,302
Non-current assets:
Property and equipment, net	1,976	1,958
Right of use asset, net	512	768
Restricted cash	182	182
Inventory, non-current	2,333	76
Other assets, net	107	130

Total assets	$64,439	$70,416

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$966	$730
Lease liability	268	252
Accrued protocol expense	150	98
Accrued radioactive waste disposal	120	100
Accrued payroll and related taxes	509	362
Accrued vacation	253	259

Total current liabilities	2,266	1,801
Non-current liabilities:
Lease liability, non-current	256	524
Accrued payroll and related taxes, non-current	-	77
Asset retirement obligation	640	608

Total liabilities	3,162	3,010
Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock, $.001 par value; 7,000,000 shares authorized: Series B: 5,000,000 shares allocated; no shares issued and outstanding	-	-
Common stock, $.001 par value; 200,000,000 shares authorized; 142,040,266 and 141,915,266 shares issued and outstanding	142	142
Additional paid-in capital	159,732	158,589
Accumulated deficit	(98,597)	(91,325)

Total stockholders' equity	61,277	67,406

Total liabilities and stockholders' equity	$64,439	$70,416

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars and shares in thousands, except for per-share amounts)

	Year Ended June 30
	2022	2021	2020

Sales, net	$10,795	$10,053	$9,680
Cost of sales	6,179	4,932	4,556
Gross profit	4,616	5,121	5,124

Operating expenses:
Research and development	2,582	1,427	1,126
Sales and marketing	2,804	2,440	2,976
General and administrative	6,621	4,691	4,571
Loss on equipment disposals	-	9	-
Change in estimate of asset retirement obligation (Note 8)	-	-	(73)
Total operating expenses	12,007	8,567	8,600

Operating loss	(7,391)	(3,446)	(3,476)

Non-operating income:
Interest income	119	59	30
Total non-operating income	119	59	30

Net loss	(7,272)	(3,387)	(3,446)
Preferred stock dividends	-	(3)	(11)

Net loss applicable to common stockholders	$(7,272)	$(3,390)	$(3,457)

Basic and diluted loss per share	$(0.05)	$(0.03)	$(0.05)

Weighted average shares used in computing net loss per share:
Basic and diluted	141,987	103,841	67,601

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(In thousands, except shares)

	Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances at June 30, 2019	59,065	$-	67,388,047	$67	$92,105	$(84,492)	$7,680

Issuance of common stock pursuant to exercise of options			262,500	1	130		131
Issuance of common stock pursuant to at the market offering, net			1,247,232	1	873		874
Payment of dividend to preferred stockholders					(11)		(11)
Share-based compensation					495		495
Net loss	-	-				(3,446)	(3,446)

Balances at June 30, 2020	59,065	$-	68,897,779	$69	$93,592	$(87,938)	$5,723

Conversion of preferred stock to common stock	(59,065)	-	59,065	-
Issuance of common stock pursuant to exercise of options			970,315	1	533		534
Issuance of common stock pursuant to underwritten offering, net			59,669,230	60	56,315		56,375
Issuance of common stock pursuant to exercise of warrants			12,318,877	12	7,772		7,784
Payment of dividend to preferred stockholders					(9)		(9)
Share-based compensation					386		386
Net loss	-	-				(3,387)	(3,387)

Balances at June 30,2021		$-	141,915,266	142	158,589	(91,325)	67,406

Issuance of common stock pursuant to exercise of options			125,000	-	56		56
Share-based compensation					1,087		1,087
Net loss						(7,272)	(7,272)

Balances at June 30, 2022	-	$-	142,040,266	$142	$159,732	$(98,597)	$61,277

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended June 30,
	2022	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,272)	$(3,387)	$(3,446)
Adjustments to reconcile net loss to net cash used by operating activities:
Lease expense	4	4	4
Depreciation expense	248	149	147
Loss on equipment disposals	-	10	-
Amortization of other assets	41	37	38
Accretion of asset retirement obligation	32	31	29
Change in estimate of asset retirement obligation	-	-	(73)
Share-based compensation	1,087	386	495
Changes in operating assets and liabilities:
Accounts receivable	405	31	(890)
Inventory	(2,673)	(274)	(97)
Prepaid expenses and other current assets	46	(56)	(121)
Accounts payable and accrued expenses	236	76	(29)
Accrued protocol expense	52	63	(98)
Accrued radioactive waste disposal	20	6	20
Accrued payroll and related taxes	70	32	318
Accrued vacation	(6)	55	62

Net cash used by operating activities	(7,710)	(2,837)	(3,641)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(266)	(381)	(273)
Additions to other assets	(18)	(30)	(14)
Proceeds from disposal of equipment	-	1	-

Net cash (used in) investing activities	(284)	(410)	(287)

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred dividends paid	-	(9)	(11)
Proceeds from sales of common stock, pursuant to underwritten offering, net	-	56,375	-
Proceeds from sales of common stock, pursuant to at the market offering, net	-	-	874
Proceeds from sales of common stock, pursuant to exercise of warrants	-	7,784	-
Proceeds from sales of common stock, pursuant to exercise of options	56	534	131

Net cash provided by financing activities	56	64,684	994

Net increase (decrease) in cash, cash equivalents, and restricted cash	(7,938)	61,437	(2,934)
Cash, cash equivalents, and restricted cash beginning of year	64,010	2,573	5,507
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH END OF YEAR	$56,072	$64,010	$2,573

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$55,890	$63,828	$2,392
Restricted cash	182	182	181
Total cash, cash equivalents, and restricted cash	$56,072	$64,010	$2,573

Non-cash investing and financing activities:
Recognition of operating lease liability and right of use asset	$-	$-	$1,228

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc.

Notes to Consolidated Financial Statements

For the years ended June 30, 2022, 2021 and 2020

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

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (collectively the Company). All significant inter-company transactions and balances have been eliminated in consolidation.

Cash Equivalents

The Company considers currency on hand, demand deposits, time deposits, and all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents are held in various financial institutions in the United States.

Investments

Investments in debt securities with original maturities greater than three months and remaining maturities less than one year are classified as “Short-term investments” and included in current assets. Investments with remaining maturities greater than one year are classified as “Investments, non-current” and are included in noncurrent assets. These investments are held to maturity and carried at amortized cost. As of June 30, 2022, there were no investments.

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

Asset Retirement Obligation

The estimated fair value of the future retirement costs of the Company’s leased assets and the costs for the decontamination and reclamation of equipment located within the leased assets are recorded as a liability on a discounted basis when a contractual obligation exists; an equivalent amount is capitalized to property and equipment. The initial recorded obligation is discounted using the Company's credit-adjusted risk-free rate and is reviewed periodically for changes in the estimated future costs underlying the obligation. The Company amortizes the initial amount capitalized to property and equipment and recognizes accretion expense in connection with the discounted liability over the estimated remaining useful life of the leased assets. Adjustments and changes to either the timing or amount of the original present value estimate underlying the obligation are made in the period incurred.

Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced liquidation sale. At June 30, 2022 and 2021, the carrying value of financial instruments, which included restricted cash, approximated fair value.

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

At June 30, 2022 and 2021, there were no assets or liabilities measured at fair-value on a recurring basis. Certain assets and liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).

Revenue Recognition

The Company recognizes revenue based on the five-step model for revenue recognition as prescribed by Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, as follows: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the prices to the performance obligations; and (5) recognize revenue. The Company has some agreements that contain general commercial terms and product prices but do not contain an obligation to provide goods to the customer. Our performance obligation, which is established when the customer submits a purchase order and the Company accepts the order, is to deliver the product based on the purchase order received. The Company typically recognizes revenue at the time of shipment, at which time the title passes to the customer, and there are no further performance obligations. See Note 17.

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

	For the Years Ended June 30,
	2022	2021	2020
Advertising and marketing costs expensed (including tradeshows)	$129	$84	$141

	At June 30,
	2022	2021
Prepaid marketing expenses deferred until event occurs	$25	$21

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

Income Taxes

Income taxes are accounted for under the liability method in accordance with ASC 740, Income Taxes. Under this method, the Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years based on the reporting of certain costs in different periods for financial statement and income tax purposes. This method also requires the recognition of future tax benefits such as net operating loss carry-forwards, to the extent that realization of such benefits is not subject to an allowance. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment of the change. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense in the period that they are assessed. The Company recognizes liabilities for uncertain tax positions based on a two-step process, whereby (1) it is determined whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more likely than not recognition threshold, the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the related tax authority would be recognized.

Leases

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

Securities that could be dilutive in the future are as follows:

	June 30,
	2022	2021	2020
Preferred stock	-	-	59,065
Common stock warrants	2,645,738	2,645,738	6,080,000
Common stock options	6,914,025	4,514,660	5,497,505
Total potential dilutive securities	9,559,763	7,160,398	11,636,570

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management of the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes of the Company including the allowance for doubtful accounts receivable; net realizable value of the enriched barium inventory; the estimated useful lives used in calculating depreciation and amortization on the Company’s fixed assets, patents, trademarks and other assets; estimated amount and fair value of the asset retirement obligation related to the Company’s production facilities; and inputs to the Black-Scholes calculation used in determining the expense related to share-based compensation including volatility and estimated lives of options granted. Accordingly, actual results could differ from those estimates and affect the amounts reported in the financial statements.

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

3.	Inventory

Inventory consisted of the following (in thousands):

	June 30,
Inventory, current	2022	2021
Raw materials	$911	$645
Work in process	462	286
Finished goods	23	49
Total inventory, current	$1,396	$980

	June 30,
Inventory, non-current	2022	2021
Enriched barium, non-current	$2,269	$-
Raw materials, non-current	64	76
Total inventory, non-current	$2,333	$76

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

On  September 9, 2021, the Company entered into another Consignment Agreement with Medikor. Pursuant to the  September 2021 Consignment Agreement, the Company purchased 6,000 mg of enriched barium carbonate for $720,000 during  September 2021, which is needed for the manufacture of Cesium-131, and consigned this inventory to Medikor. During the twelve months ended June 30, 2022, the Company obtained 915 curies of Cesium-131 under these agreements. At June 30, 2022, the Company estimates that the remaining enriched barium will result in 3,111 curies; approximately 1,040 of which will be obtained in the next twelve months and 2,071 will be obtained after June 30, 2023. The 1,040 curies is included in raw materials current inventory. There is no assurance as to whether the Service Agreement will be terminated before this full amount is obtained and other supply sources are used, nor is there assurance that the third-party reactor which relies on these Consignment Agreements will be used by the Cesium-131 supplier under contract with the Company.

On  March 31, 2022, the Company entered into two agreements with Medikor to purchase enriched barium carbonate. Under the first agreement, the Company purchased 5,746.6 mg of enriched barium carbonate for $876,357. Under the second agreement, the Company purchased 6,310.4 mg of enriched barium carbonate for $957,608. At June 30, 2022, these are included in inventory, non-current. The Company estimates that this enriched barium will result in approximately 6,000 curies of Cesium-131. There is no assurance as to whether the Company will obtain this full amount of Cesium-131, nor is there assurance that the third-party reactor which relies on this enriched barium will be used by the Cesium-131 supplier under contract with the Company.

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,
	2022	2021
Prepaid insurance	$122	$107
Other prepaid expenses	269	315
Other current assets	27	27
Other receivables	17	32
Total prepaid expenses and other current assets	$435	$481

5.	Property & Equipment

Property & equipment consisted of the following (in thousands):

	June 30, 2022
	2022	2021
Land	$366	$366
Equipment	4,438	4,202
Leasehold improvements	4,143	4,143
Other[1]	525	495
Property and equipment	9,472	9,206
Less accumulated depreciation	(7,496)	(7,248)
Property and equipment, net	$1,976	$1,958

1.

Plant and equipment, not placed in service are items that meet the capitalization threshold or which management believes will meet the threshold at the time of completion and which have yet to be placed into service as of the date of the balance sheet, and therefore, no depreciation expense has been recognized. Also included at June 30, 2022 and 2021 are costs associated with advance planning and design work on the Company’s new production facility of approximately $207,000. The advance planning and design work was primarily incurred in fiscal year 2017. The new production facility is currently on hold as the Company has sufficient production capacity to meet future demands and while the Company focuses its resources on revenue growth. It is anticipated that the Company will continue work on the new production facility process in the next three to five years.

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

7.	Other Assets, net

Other assets, net of accumulated amortization consisted of the following (in thousands):

	June 30,
	2022	2021
Website development	$90	$90
Licenses	520	520
Patents and trademarks	378	378
Total Other Assets	988	988
Less: Accumulated Amortization	(881)	(858)
	$107	$130

	Year Ended June 30,
	2022	2021	2020
Amortization expense on website development	$7	$7	$8
Amortization expense on licenses	18	14	14
Amortization expense on patents and trademarks	16	16	16
Total amortization expense	$41	$37	$38

Future amortization is expected to be as follows (in thousands):

Year ended June 30, 2023	$42
2024	23
2025	22
2026	10
2027	10
Thereafter	-
$107

8.	Leases

The Company maintains a production facility located at Applied Process Engineering Laboratory (APEL) in Richland, Washington. The APEL facility became operational in September 2007. The production facility has over 15,000 square feet and includes space for isotope separation, seed production, order dispensing, a clean room for assembly of our product offerings, and a dedicated shipping area.

Upon the adoption of Topic 842 on July 1, 2019, the Company recognized a right-of-use asset and lease liability of approximately $1.2 million. In determining the amount of the right-of-use asset and lease liability, we assumed the termination of the lease in April 2024 and incurring a termination penalty of $20,000. As of the date of adoption, a right of use asset and a corresponding lease liability of approximately $1.2 million were recognized on the balance sheet based upon the present value of the future base payments discounted at a 6% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit discount rate. The weighted average remaining term and discount rate as of June 30, 2022 was 1.8 years and 6%, respectively.

The following table presents the future operating lease payments and lease liability included on the consolidated balance sheet related to the Company’s operating lease as of June 30, 2022 (in thousands):

Year Ending June 30,
2023	292
2024	264
Total	556
Less: Imputed interest	(32)
Total Lease Liability	524
Less current portion	(268)
Non-current Lease Liability	$256

For the fiscal years ended June 30, 2022, 2021, and 2020 our operating lease expense was approximately $312,000, $304,000, and $294,000 respectively, and is recognized in the statement of operations in cost of sales and general and administrative expenses. For the fiscal years ended June 31, 2022, 2021 and 2020 our operating lease expense recognized in cost of sales was approximately $198,000, $195,000 and $187,000 respectively and our lease expense recognized in general and administrative expense was approximately $114,000, $109,000 and $107,000 respectively.

Asset Retirement Obligation

The Company has an asset retirement obligation (ARO) associated with the facility it currently leases. The following table presents the change in the ARO (in thousands):

	Year ended June 30,
	2022	2021
Beginning balance	$608	$577
Accretion of discount	32	31
Ending Balance	$640	$608

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

9.	Share-Based Compensation

The Company currently provides share-based compensation under two equity incentive plans approved by the Board of Directors and the stockholders:

■	2017 Equity Incentive Plan (2017 Incentive Plan).
■	2020 Amended and Restated Equity Incentive Plan (2020 Amended and Restated Incentive Plan).

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

On December 7, 2021, the Company's stockholders approved the Company's Amended and Restated 2020 Equity Incentive Plan (Amended 2020 Incentive Plan), which amended and restated the Company's 2020 Equity Incentive Plan in its entirety. The Amended 2020 Incentive Plan increased the number of shares of common stock  available for the grant of awards under the plan by 10,000,000, to a total of 16,000,000 available shares, removed the limit on the number of incentive stock options that can be granted under the plan, and authorized the granting of Restricted Stock Units under the plan . Under the Amended 2020 Incentive Plan, the Board of Directors may grant to directors, officers, employees and consultants various forms of equity, including incentive stock options (ISO), non-qualified stock options, stock appreciation rights (SARs) and restricted stock units (RSUs).

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

The weighted average fair value of stock option awards granted and the key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows:

	For the Year Ended June 30,
	2022			2021			2020
Weighted average fair value		$0.55			$0.86			$0.39
Options issued		3,269,100			400,000			1,330,000
Exercise price	$0.28	to	$0.79	$0.64	to	$1.66	$0.32	to	$0.61
Expected term (in years)		5			5			5
Risk-free rate	0.73%	to	3.24%	0.22%	to	0.94%	.33%	to	1.80%
Volatility	99%	-	100%	83%	-	100%	83%	-	89%

The following table presents the share-based compensation expense (in thousands):

	For the Year Ended June 30,
	2022	2021	2020
Cost of sales	$80	$30	$21
Research and development expense	244	104	111
Sales and marketing expense	47	49	125
General and administrative expense	716	203	238
Total share-based compensation	$1,087	$386	$495

The total value of the stock options awards is expensed ratably over the vesting period of the employees receiving the awards. As of June 30, 2022, total unrecognized compensation cost related to stock-based options and awards was approximately $966,000 and the weighted-average period over which it is expected to be recognized is approximately 0.96 years.

A summary of stock option information within the Company’s share-based compensation plans during the fiscal years is presented below:

	Options
	Outstanding	Price (a)	Life (b)	Value (c)
Balance at June 30, 2019	4,645,315	$0.64	7.95	$1
Granted (d)	1,330,000	0.61
Expired	(192,810)	1.33
Forfeited	(22,500)	0.42
Exercised	(262,500)	0.49
Balance at June 30, 2020	5,497,505	$0.62	7.85	$233
Granted (d)	400,000	1.18
Expired	(149,405)	1.07
Forfeited	(263,125)	0.53
Exercised	(970,315)	0.55
Balance at June 30, 2021	4,514,660	$0.67	7.27	$984
Granted (d)	3,269,100	0.75
Expired	(256,060)	0.84
Forfeited	(488,675)	0.79
Exercised	(125,000)	0.45
Balance at June 30, 2022	6,914,025	$0.70	7.43	$2

Vested and expected to vest at June 30, 2022	6,914,025	$0.70	7.43	$2

Exercisable at June 30, 2022	4,432,121	$0.66	6.58	$1

(a)	Weighted average exercise price per share.
(b)	Weighted average remaining contractual life.
(c)	Aggregate intrinsic value (in thousands).
(d)

All options granted had exercise prices equal to or greater than the ending closing market price of the Company’s common stock on the grant date. The options were granted to employees and management by the Compensation Committee and had vesting periods from immediate to five years.

	For the Year Ended June 30,
	2022	2021	2020
Aggregate intrinsic value of options exercised (in thousands)	$3	$770	$83

The Company’s current policy is to issue new shares to satisfy option exercises.

10.	Stockholders’ Equity

The authorized capital structure of the Company consists of $.001 par value preferred stock and $.001 par value common stock.

Common Stock

On January 23, 2020, the Company filed a Form S-3 registration statement which became effective on  February 4, 2020, with the potential to register up to $80 million of equity securities. On March 31, 2020, the Company entered into an Equity Distribution Agreement (the “Agreement”) with Oppenheimer & Co., Inc. (“Oppenheimer”). The common stock sold pursuant to the Agreement was distributed at the market prices prevailing at the time of sale. The Agreement provided that Oppenheimer was entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold plus reimbursement of certain expenses. As of June 30, 2020, the Company had sold an aggregate of 1,247,232 shares under the Agreement at an average price of approximately $0.738 per common share for gross proceeds of approximately $920,000 and net proceeds of approximately $874,000. No shares were sold under this Agreement during fiscal year 2021 or 2022. On October 19, 2020, the Company terminated the Agreement, effective on the same date.

On October 22, 2020, the Company sold 18,269,230 shares of its common stock at a price of $0.52 per share, for aggregate gross proceeds of $9,500,000. The net proceeds from the offering were approximately $8,471,000. Additionally, the Company issued to the purchasers warrants to purchase up to 9,134,615 shares of common stock. The warrants have an exercise price of $0.57 per share of common stock, are exercisable immediately, and expire five years from the date of issuance. If exercised for cash, future exercises of these warrants will provide additional capital to the Company.

On February 8, 2021, the Company sold 36,000,000 shares of its common stock at a price of $1.25 per share for aggregate gross proceeds of approximately $45,000,000. Additionally, the Company granted the underwriters an option to purchase an additional 5,400,000 shares of common stock at a purchase price of $1.25 per share for the purpose of covering overallotments, which was exercised on February 8, 2021 and generated gross proceeds of approximately $6,750,000. Total gross proceeds from the offering were approximately $51,750,000 and total net proceeds were approximately $47,904,000.

During Fiscal 2021, the Company received approximately $7.8 million as a result of the exercise of 12,318,877 warrants to purchase common stock and $0.5 million as a result of the exercise of 970,315 options to purchase common stock.

During Fiscal 2022, the Company received approximately $0.06 million as a result of the exercise of 125,000 options to purchase common stock.

Preferred Stock

The Company’s Certificate of Incorporation authorizes 7,000,000 shares of $0.001 par value preferred stock available for issuance with such rights and preferences, including liquidation, dividend, conversion, and voting rights, as described below. In connection with redomiciling the Company to Delaware, Preferred Stock Series A, C and D designations were terminated. There were no shares issued under these Series. Series B is the remaining Series authorized at June 30, 2022 and had no issued and outstanding shares at June 30, 2022.

Series B

59,065 shares of Series B preferred stock automatically converted into 59,065 shares of common stock as a result of the October 22, 2020 offering. On December 8, 2020, the Board of Directors declared a dividend on the Series B Preferred Stock of all outstanding and cumulative dividends through October 22, 2020. The total dividends of $9,000 were paid as of December 31, 2020. At June 30, 2022 and 2021, there were zero and zero Series B preferred shares outstanding and cumulative dividends in arrears were $0 and $0 respectively.

Warrants

During the year ended June 30, 2021, the Company issued a total of 9,134,615 warrants in connection with the public offering that was completed on October 22, 2020. The key assumptions used in the Black-Scholes valuation model to calculate the fair value of the warrants issued, are as follows:

Warrants issued	9,134,615
Exercise price	$0.57
Expected term (in years)	5
Risk-free rate	0.38%
Volatility	85%

During the year ended June 30, 2022 the Company did not issue any warrants.

The following table summarizes the activity of all stock warrants and weighted average exercise prices.

	Warrants	Price (a)
Balance at June 30, 2019	6,080,000	$0.75
Balance at June 30, 2020	6,080,000	$0.75
Warrants issued	9,134,615	0.57
Warrants exercised	(12,318,877)	0.63
Warrants expired	(250,000)	0.54
Balance at June 30, 2021	2,645,738	$0.70
Warrants issued	-	-
Warrants exercised	-	-
Warrants expired	-	-
Balance at June 30, 2022	2,645,738	$0.70

(a)	Weighted average exercise price per share.

As of June 30, 2022, the Company had 272,250 common warrants outstanding exercisable on or before July 10, 2023, 1,375,000 common warrants outstanding exercisable on or before January 11, 2024, and 998,488 common warrants outstanding exercisable on or before October 22, 2025.

11.	Income Taxes

Due to net losses, the Company did not record an income tax provision or benefit for the years ending June 30, 2022, 2021 and 2020.

The significant deferred tax components using a federal income tax rate of 21% for the years ended June 30, 2022 and 2021 are as follows (in thousands):

	As of June 30,
	2022	2021
Fixed assets	$9	$55
Share-based compensation	525	563
Other accruals	106	49
Asset retirement obligation	134	128
Research credit carryforwards	389	277
Other	7	6
Net operating loss carryforwards	17,904	16,568
Total deferred tax assets	19,074	17,646
Valuation allowance	(19,074)	(17,646)
Total	$-	$-

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to 100% of the net deferred tax asset has been recorded at both June 30, 2022 and 2021.

The Company has federal net operating loss carryforwards of approximately $67.5 million on June 30, 2022 that can be used to offset future regular taxable income. These net operating loss carryforwards expire at various times through the years 2025 to 2038. Additionally, the Company has federal net operating loss carryforwards of approximately $17.7 million on June 30, 2022 that can be used to offset 80% of future regular taxable income that do not have an expiration date.

The Company has a research credit carryforward of approximately $0.4 million on June 30, 2022 that expire at various times through the years 2037 to 2042.

The Company’s statutory rate reconciliation is as follows (in thousands):

	For the year ended June 30,
	2022	2021	2020
U.S. federal statutory income tax rate	21%	21%	21%
Expected income tax benefit	$(1,522)	$(711)	$(724)
Meals and entertainment	14	6	8
Non-deductible penalties	25	22	24
Change in estimate	(9)	28	(58)
Incentive stock options	126	48	-
Research credit	(62)	(52)	11
Change in valuation allowance	1,428	659	739
Income tax expense (benefit)	$-	$-	$-

The Company has reviewed the tax positions taken and concluded that it does not have a potential liability for uncertain tax positions.

Currently, tax years 2020-2022 remain open for examination by United States taxing authorities. Net operating losses prior to 2020 could be adjusted during an examination of open years.

12.	401(k) and Profit Sharing Plan

The Company has a 401(k) plan, which commenced in fiscal year 2007, covering all eligible full-time employees of the Company. Contributions to the 401(k) plan are made by the participants to their individual accounts through payroll withholding. The 401(k) plan also allows the Company to make contributions at the discretion of management. To date, the Company has not made any contributions to the 401(k) plan. Beginning January 1, 2022, the Company implemented a Company 401(k) match where 50% of the first 4% of the participants contributions will be matched, up to a maximum company match of 2% of eligible compensation. The Company matching contributions will be made during the third fiscal quarter of 2023 for the 401(k) plan year January 1, 2022 to December 31, 2022. For the fiscal years ended June 30, 2022 and 2021 we recognized $61,000 and $0 in employer matching expense.

13.	Distribution Agreements

On July 14, 2017, the Company entered into an agreement with a new distributor in Russia that provides for the ability to sell the entire product line in the Russian Federation. The agreement had a one-year initial term with two additional one-year terms which automatically renew unless either party invokes their right to terminate earlier under the provisions of the agreement. The agreement was automatically renewed through July 2020. On September 22, 2020, the Company entered into an agreement with the same distributor. The agreement has a one-year initial term with two additional one-year terms which automatically renew unless either party invokes their right to terminate earlier under the provisions of the agreement. In fiscal year 2020, the Company entered into a three-year agreement with a distributor in India that provides for the ability to sell Cesium-131 brachytherapy seeds in different configurations within India. The Company and the distributor for Italy and Switzerland executed a distribution agreement on August 1, 2016. The agreement had a one-year initial term with two additional one-year terms which automatically renews unless either party invoked their right to terminate earlier under the provisions of the agreement. The agreement expired on August 1, 2019 and was not renewed. As the Company elected to not renew its CE mark in fiscal 2019, distribution will be limited to those countries outside the European Union.

14.	Commitments and Contingencies

Isotope Purchase Agreement

On August 26, 2020, a new supply contract was signed with The Open Joint Stock Company (“JSC Isotope”) for a term of August 2020 to December 2021 as the Company had purchased the maximum amount of Cesium-131 permitted under the prior agreement. On February 10, 2021, an addendum was signed updating delivery locations. On March 18, 2021, the Company entered into a new supply contract with JSC Isotope pursuant to which the Company will purchase Cesium-131 for a term from March 18, 2021 through March 31, 2023. On July 29, 2021, an addendum was signed that adds a manufacturer, adds a shipper of goods, and increases the amount of Cesium-131 the Company can purchase. On August 19, 2021, an addendum was signed that adds MedikorPharma-Ural LLC, a company incorporated in accordance with the laws of Russia (“Medikor”), as a supplier to supply enriched barium carbonate for the manufacture of Cesium-131 to JSC Isotope on behalf of the Company. On  April 11, 2022, an addendum was signed that adds Moving Forward International GmbH, a company incorporated in accordance with the laws of Germany (“Moving Forward”), as a consignee to assist in delivery of Cesium-131 to Medical. Also on  April 11, 2022, an addendum was signed that adds banking information for payment of Cesium-131.

15.	Concentrations of Credit and Other Risks

The Company’s financial instruments that were exposed to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable.

The Company’s cash and cash equivalents were maintained with high-quality financial institutions at June 30, 2022 and 2021, respectively. At June 30, 2022 and 2021, respectively, all cash balances were guaranteed by the Federal Deposit Insurance Corporation (FDIC) and there were no cash equivalents.

The Company routinely assesses the financial strength of its customers and provides an allowance for doubtful accounts as necessary. At both June 30, 2022 and 2021, the allowance was approximately $26,000.

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

The following table provides the selected quarterly financial data for fiscal years 2022 and 2021 (dollars and shares in thousands, except for per share amounts):

	Quarters ended
	September 30,	December 31,	March 31,	June 30,
	2021	2021	2022	2022
Net revenue	$2,564	$2,816	$2,910	$2,505
Gross profit	$1,029	$1,220	$1,441	$926
Net loss	$(2,243)	$(1,604)	$(1,347)	$(2,078)
Net loss per share – basic and diluted	$(0.02)	$(0.01)	$(0.01)	$(0.01)
Shares used in basic and diluted per share calculation	141,915	141,955	142,040	142,040

	Quarters ended
	September 30,	December 31,	March 31,	June 30,
	2020	2020	2021	2021
Net revenue	$2,384	$2,359	$2,600	$2,710
Gross profit/(loss)	$1,246	$1,167	$1,362	$1,346
Net loss	$(713)	$(868)	$(745)	$(1,061)
Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Shares used in basic and diluted per share calculation	68,898	83,047	122,566	141,673

1.	Due to rounding, the total of the individual quarters and the year-end calculation on the Consolidated Statement of Operations may be different.

17.	Contracts with Customers

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

During the fiscal year 2022 the Company only had domestic revenue. During the fiscal years 2021 and 2020, the Company had revenue from both sources. International revenues in fiscal years 2021 and 2020 was less than 0.10% of total revenues. For the fiscal year 2022, prostate brachytherapy comprised 75% of our revenue while other revenue, which includes but is not limited to brain, lung, head/neck, gynecological, pelvic treatments, and services, comprised 25% compared to 78% and 22%, respectively, in the fiscal year 2021 and 86% and 14%, respectively, in the fiscal year 2020.

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

Concentration of Customers

The following are the Company’s top customers, facilities or physician practices that utilize multiple surgical facilities shown as a percentage of total sales for the twelve months ended June 30, 2022:

	Year ended June 30,
Facility	2022 % of total revenue	2021 % of total revenue	2020 % of total revenue
El Camino, Los Gatos, & other facilities(1)	27.9%	25.3%	26.8%
GT Medical Technologies	14.2%	11.3%	<10.0%

(1)

The head of the single largest physician practice also serves as the Company’s medical director. As the medical director, this physician advises the Company Board of Directors and management, provides technical advice related to product development and research and development, and provides internal training to the Company sales staff and professional training to our sales staff and to other physicians. None of these facilities individually make up more than 10% of our revenue or accounts receivable. On September 20, 2022, we received notice from our medical director of his resignation from such position.

The following is the Company’s top customer shown as a percentage of total accounts receivable for the twelve months ended June 30, 2022:

	Year ended June 30,
Facility	2022 % of total accounts receivable	2021 % of total accounts receivable	2020 % of total accounts receivable
GT Medical Technologies	<10.0%	10.2%	<10.0%

18.	Related Parties

During fiscal year 2022, the Company engaged with SphereRx, LLC, owned by Lori Woods, our Chief Executive Officer and a board member, to assist in making payments to suppliers in Russia as our bank had an internal policy that it could not send wires to Russia due to the ongoing Russia-Ukranian conflict. There were four payments totaling $2,389,787. The Company reimbursed SphereRx, LLC for wire fees. There was no other consideration or compensation related to these payments.

19.	Subsequent Events

At the end of July 2022, one of our key reactors in Russia had an unplanned service disruption. Typically, the Company could switch to the other reactor. However, this year the second reactor was scheduled for a planned outage for routine maintenance in August and could not cover our isotope requirements. This resulted in the Company being temporarily unable to supply our customers with product from mid- August 2022 through early September 2022 when isotope supply resumed. The Company has inquired and believes that this temporary outage was not related to the Russian military action in Ukraine or the resulting sanctions, but was instead a force majeure event. When management learned of the disruption they contacted reactors in the United States that could possibly provide some Cesium-131 and all these reactors were not immediately available. This left the Company with no Cesium-131. As of September 7, 2022, the Company has returned to regular operations and is shipping product on a daily basis.

On September 27, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Isoray Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), Viewpoint Molecular Targeting, Inc., a Delaware corporation (“Viewpoint”), and Cameron Gray, as the representative of the Owners (as defined therein). Viewpoint is an alpha-particle radiopharmaceutical company in the alphaemitter market developing oncology therapeutics and complementary imaging agents. The Merger Agreement provides that, subject to the terms and conditions set forth therein, Merger Sub will merge with and into Viewpoint, with Viewpoint continuing as the surviving corporation as a wholly owned subsidiary of Isoray (such transaction, the “Merger”). Under the Merger Agreement, at the effective time of the Merger each issued and outstanding share of common stock of Viewpoint will be converted into the right to receive (i) 3.3212 shares of Isoray common stock rounded to the nearest whole share, (ii) any cash in lieu of fractional shares of Isoray common stock payable pursuant to the Merger Agreement, and (iii) any dividends or other distributions to which the holder thereof becomes entitled to upon the surrender of such shares of Viewpoint common stock. Other than as set forth in (ii) in the preceding sentence, there will be no cash consideration paid in connection with the Merger. Following completion of the Merger, the stockholders of Viewpoint immediately prior to the closing of the Merger will own 49% of the fully-diluted outstanding capital stock of the Company.

Upon the closing of the Merger, Isoray will increase the size of its Board of Directors from four members to not less than five members. Three of the directors will be designated by Isoray and two of the directors will be designated by Viewpoint. Lori Woods, our current CEO and a director, will be one of the directors appointed by Isoray and will serve as the chairperson. Thijs Spoor, Viewpoint’s current CEO, will be one of the directors appointed by Viewpoint. The remaining directors, if any, will be mutually agreed upon by Lori Woods and Thijs Spoor. Also upon the closing of the Merger, Lori Woods will resign from her position as CEO of Isoray and Thijs Spoor will be named CEO of Isoray. Jonathan Hunt will continue as Isoray’s Chief Financial Officer.

Consummation of the Merger is subject to the satisfaction or waiver of various closing conditions, including: (i) performance in all respects by each party of its covenants and agreements, (ii) Isoray and Viewpoint each obtaining approval by its stockholders of the Merger and related matters, (iii) any necessary consents or approvals by governmental and regulatory authorities and non-governmental third-parties being obtained, and (iv) there being no event, change, or occurrence which individually or together with any other event could reasonably be expected to have a material adverse effect on either Isoray or Viewpoint.

The Merger Agreement contains certain restrictions on the conduct of the Company’s and Viewpoint’s respective businesses between the date of signing the Merger Agreement and the earlier of the closing of the Merger or the termination of the Merger Agreement. During such period, Isoray and Viewpoint each must conduct its business in the ordinary course and consistent with past practices in all material respects and may not enter into any material transactions without the other party’s consent. For a more detailed summary of the Merger Agreement, see our Form 8-K filed with the SEC on September 28, 2022.

ITEM 16 – FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 28, 2022

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

Dated: September 28, 2022

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