Form 10-Q
period 2022-09-30
Isoray, Inc.
filed 2022-11-14
CIK 728387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class	Outstanding as of November 10, 2022
Common stock, $0.001 par value	142,112,766

i

ISORAY, INC.

ii

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Isoray, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(In thousands, except shares)

	September 30,	June 30,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$18,989	$55,890
Short-term investments	35,123	-
Accounts receivable, net	1,213	1,608
Inventory	1,553	1,396
Prepaid expenses and other current assets	662	435

Total current assets	57,540	59,329

Property and equipment, net	1,999	1,976
Right of use asset, net (Note 9)	445	512
Restricted cash	182	182
Inventory, non-current	2,271	2,333
Other assets, net	101	107

Total assets	$62,538	$64,439

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,495	$966
Lease liability (Note 9)	272	268
Accrued protocol expense	201	150
Accrued radioactive waste disposal	125	120
Accrued payroll and related taxes	637	509
Accrued vacation	271	253

Total current liabilities	4,001	2,266
Non-current liabilities:
Lease liability, non-current (Note 9)	186	256
Asset retirement obligation	649	640

Total liabilities	4,836	3,162
Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, $.001 par value; 7,000,000 shares authorized: Series B: 5,000,000 shares allocated; no shares issued and outstanding	-	-
Common stock, $.001 par value; 200,000,000 shares authorized; 142,112,766 and 142,040,266 shares issued and outstanding	142	142
Additional paid-in capital	160,225	159,732
Accumulated deficit	(102,665)	(98,597)

Total stockholders' equity	57,702	61,277

Total liabilities and stockholders' equity	$62,538	$64,439

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(Dollars and shares in thousands, except for per-share amounts)

	Three months ended
	September 30,
	2022	2021

Sales, net	$1,717	$2,564
Cost of sales	1,303	1,535
Gross profit	414	1,029

Operating expenses:
Research and development	708	702
Sales and marketing	800	761
General and administrative	3,114	1,840
Total operating expenses	4,622	3,303

Operating loss	(4,208)	(2,274)

Non-operating income:
Interest income	140	31
Non-operating income	140	31

Net loss	$(4,068)	$(2,243)

Basic and diluted loss per share	$(0.03)	$(0.02)

Weighted average shares used in computing net loss per share:
Basic and diluted	142,072	141,915

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three months ended September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,068)	$(2,243)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	68	59
Amortization of other assets	6	10
Accretion of asset retirement obligation	8	8
Accrued interest on short-term investments	(47)	-
Share-based compensation	465	596
Changes in operating assets and liabilities:
Accounts receivable, net	395	111
Inventory	(95)	(796)
Prepaid expenses and other current assets	(227)	175
Accounts payable and accrued expenses	1,530	40
Accrued protocol expense	52	22
Accrued radioactive waste disposal	5	2
Accrued payroll and related taxes	127	(62)
Accrued vacation	18	(6)

Net cash used by operating activities	(1,763)	(2,084)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(90)	(54)
Purchases of short-term investments	(35,076)	-

Net cash used by investing activities	(35,166)	(54)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock, pursuant to exercise of options	28	-

Net cash provided by financing activities	28	-

Net (decrease) in cash, cash equivalents, and restricted cash	(36,901)	(2,138)
Cash, cash equivalents, and restricted cash beginning of period	56,072	64,010
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH END OF PERIOD	$19,171	$61,872

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$18,989	$61,690
Restricted cash	182	182
Total cash, cash equivalents, and restricted cash shown on the consolidated statements of cash flows	$19,171	$61,872

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
(In thousands, except shares)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances at June 30, 2021	141,915,266	$142	$158,589	$(91,325)	$67,406

Share-based compensation			596		596
Net loss				(2,243)	(2,243)

Balances at September 30, 2021	141,915,266	$142	$159,185	$(93,568)	$65,759

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances at June 30, 2022	142,040,266	$142	$159,732	$(98,597)	$61,277

Issuance of common stock pursuant to exercise of options	72,500		28		28
Share-based compensation			465		465
Net loss				(4,068)	(4,068)

Balances at September 30, 2022	142,112,766	$142	$160,225	$(102,665)	$57,702

The accompanying notes are an integral part of these consolidated financial statements.

Isoray, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the quarter ended September 30, 2022 and 2021

1.	Basis of Presentation

The accompanying unaudited interim consolidated financial statements are those of Isoray, Inc., and its wholly-owned subsidiaries, referred to herein as “Isoray” or the “Company”. All significant intercompany accounts and transactions have been eliminated in the consolidation. In the opinion of management, all adjustments necessary for the fair statement of the consolidated financial statements have been included. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes as set forth in the Company’s annual report filed on Form 10-K for the year ended June 30, 2022.

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures are adequate for the information not to be misleading. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect, in management’s opinion, all adjustments of a normal, recurring nature that are necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results expected for the full fiscal year or any other period.

The Company anticipates that as the result of continuing operating losses and the significant net operating losses available from prior fiscal years, its effective income tax rate for fiscal year 2023 will be 0%.

Pending Merger

On September 27, 2022, we entered into an Agreement and Plan of Merger and on October 21, 2022, we entered into a First Amendment to Agreement and Plan of Merger (collectively the “Merger Agreement”) by and among the Company, Isoray Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), Viewpoint Molecular Targeting, Inc., a Delaware corporation (“Viewpoint”), and Cameron Gray, as the representative of the Owners (as defined therein). Viewpoint is an alpha-particle radiopharmaceutical company in the alphaemitter market developing oncology therapeutics and complementary imaging agents. Together, the therapeutic and imaging agents are referred to as a theranostic approach. The Merger Agreement provides that, subject to the terms and conditions set forth therein, Merger Sub will merge with and into Viewpoint, with Viewpoint continuing as the surviving corporation as a wholly owned subsidiary of Isoray (such transaction, the “Merger”). Under the Merger Agreement, at the effective time of the Merger each issued and outstanding share of common stock of Viewpoint will be converted into the right to receive (i) 3.3212 shares of Isoray common stock rounded to the nearest whole share (the “Exchange Ratio”), (ii) any cash in lieu of fractional shares of Isoray common stock payable pursuant to the Merger Agreement, and (iii) any dividends or other distributions to which the holder thereof becomes entitled to upon the surrender of such shares of Viewpoint common stock. Other than as set forth in (ii) in the preceding sentence, there will be no cash consideration paid in connection with the Merger. Following completion of the Merger, the stockholders of Viewpoint immediately prior to the closing of the Merger will own approximately 49% of the fully-diluted outstanding capital stock of the Company (and the Exchange Ratio will be adjusted as needed prior to the closing of the Merger to maintain such percentage).

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

Consummation of the Merger is subject to the satisfaction or waiver of various closing conditions, including: (i) performance in all respects by each party of its covenants and agreements, (ii) Isoray and Viewpoint obtaining any necessary approvals by their stockholders , (iii) any necessary consents or approvals by governmental and regulatory authorities and non-governmental third-parties being obtained, and (iv) there being no event, change, or occurrence which individually or together with any other event could reasonably be expected to have a material adverse effect on either Isoray or Viewpoint.

The Merger Agreement contains certain restrictions on the conduct of the Company’s and Viewpoint’s respective businesses between the date of signing the Merger Agreement and the earlier of the closing of the Merger or the termination of the Merger Agreement. During such period, Isoray and Viewpoint each must conduct its business in the ordinary course and consistent with past practices in all material respects and may not enter into any material transactions without the other party’s consent. For a more detailed summary of the Merger Agreement, see our Forms 8-K filed with the SEC on September 28, 2022 and  October 24, 2022, and our Definitive Proxy Statement filed on November 7, 2022.

2.	New Accounting Standards

Accounting Standards Updates to Become Effective in Future Periods

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which requires entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The FASB has subsequently issued updates to the standard to provide additional clarification on specific topics. Topic 326 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. We are assessing the potential impact to our financial statements and disclosures.

Other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

3.	Loss per Share

Basic and diluted earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. At September 30, 2022 and 2021, the calculation of diluted weighted average shares did not include common stock warrants or options that are potentially convertible into common stock as those would be antidilutive due to the Company’s net loss position.

Securities not considered in the calculation of diluted weighted average shares, but that could be dilutive in the future as of September 30, 2022 and 2021, were as follows (in thousands):

	September 30,
	2022	2021
Common stock warrants	2,646	2,646
Common stock options	10,806	7,326
Total potential dilutive securities	13,452	9,972

4.	Inventory

Inventory consisted of the following at September 30, 2022 and June 30, 2022 (in thousands):

	September 30,	June 30,
	2022	2022
Raw materials	$912	$911
Work in process	614	462
Finished goods	27	23
Total inventory, current	$1,553	$1,396

	September 30,	June 30,
	2022	2022
Enriched barium, non-current	$2,204	$2,269
Raw materials, non-current	67	64
Total inventory, non-current	$2,271	$2,333

Inventory, non-current represents raw materials that were ordered in quantities to obtain volume cost discounts which based on current and anticipated sales volumes will not be consumed within an operating cycle. On  August 25, 2017, the Company entered into a Consignment Agreement and related Services Agreement with MedikorPharma-Ural LLC (“Medikor”) to begin utilizing our enriched barium-130 carbonate inventory. On December 13, 2021, a new Service Agreement was signed that supersedes the one signed in August 2017 to extend the term to December 31, 2022. At  June 30, 2022, the Company estimated that the remaining enriched barium would result in 3,111 curies; approximately 1,040 of which would be obtained in the next twelve months and 2,071 would be obtained after  June 30, 2023. The 1,040 curies were included in raw materials current inventory.

On September 9, 2021, the Company entered into another Consignment Agreement with Medikor. Pursuant to the September 2021 Consignment Agreement, the Company purchased 6000 mg of enriched barium carbonate for $720,000 during September 2021, which is needed for the manufacture of Cesium-131, and consigned this inventory to Medikor. At September 30, 2022, the Company estimates that the remaining enriched barium will result in 2,761 curies; approximately 1,040 of which will be obtained in the next twelve months and 1,721 will be obtained after September 30, 2023. The 1,040 curies is included in raw materials current inventory. There is no assurance as to whether the Service Agreement will be terminated before this full amount is obtained and other supply sources are used, nor is there assurance that the third-party reactor which relies on these Consignment Agreements will be used by the Cesium-131 supplier under contract with the Company.

On March 31, 2022, the Company entered into two agreements with Medikor to purchase enriched barium carbonate. Under the first agreement, the Company purchased 5746.6 mg of enriched barium carbonate for $876,357. Under the second agreement, the Company purchased 6310.4 mg of enriched barium carbonate for $957,608. At September 30, 2022, these are included in inventory, non-current. The Company estimates that this enriched barium will result in approximately 6,000 curies of Cesium-131. There is no assurance as to whether the Company will obtain this full amount of Cesium-131, nor is there assurance that the third-party reactor which relies on this enriched barium will be used by the Cesium-131 supplier under contract with the Company.

5.	Property and Equipment

Property and equipment consisted of the following at September 30, 2022 and June 30, 2022 (in thousands):

	September 30,	June 30,
	2022	2022
Land	$366	$366
Equipment	4,552	4,438
Leasehold improvements	4,143	4,143
Other[1]	499	525
Property and equipment	9,560	9,472
Less accumulated depreciation	(7,561)	(7,496)
Property and equipment, net	$1,999	$1,976

1 Plant and equipment, not placed in service are items that meet the capitalization threshold or which management believes will meet the threshold at the time of completion and which have yet to be placed into service as of the date of the balance sheet, and therefore, no depreciation expense has been recognized. Also included at September 30, 2022 and June 30, 2022 are costs associated with advance planning and design work on the Company’s new production facility of approximately $207,000. The advance planning and design work was primarily incurred in fiscal year 2017. The new production facility is currently on hold as the Company has sufficient production capacity to meet future demands and while the Company focuses its resources on revenue growth. It is anticipated that the Company will continue work on the new production facility in the next three to five years.

6.	Fair Value Measurement

The following table summarizes the carrying values and fair values of the Company’s financial instruments (in thousands):

	September 30, 2022		June 30, 2022
	Carrying Value Total	Fair Value Total	Carrying Value Total	Fair Value Total
U.S. Treasury Bills	$35,123	$35,123	$-	$-

The Company has investments in U.S. Treasury Bills, some of which mature over a period greater than 90 days and are classified as short-term investments. The U.S. Treasury Bills are carried at amortized cost and classified as held to maturity as the Company has the intent and the ability to hold them until they mature. The carrying value of the U.S. Treasury Bills are adjusted for accretion of discounts over the remaining life of the investment. Income related to the U.S. Treasury Bills is recognized in interest income in the Company’s consolidated statement of operations. The U.S. Treasury Bills are classified within Level 1 of the fair value hierarchy.

7.	Share-Based Compensation

The weighted average fair value of stock option awards granted and the key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows:

	For the Three Months Ended September 30,
	2022			2021
Weighted average fair value		$0.26			$0.58
Options issued		4,235,000			2,951,600
Exercise price	$0.33	to	$0.36	$0.69	to	$0.79
Expected term (in years)		5			5
Risk-free rate	2.97%	to	3.00%	0.73%	to	0.22%
Volatility	100%	to	101%		99%

The following table presents the share-based compensation expense recognized for stock-based options during the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months ended September 30,
	2022	2021
Cost of sales	$8	$44
Research and development expenses	106	130
Sales and marketing expenses	36	49
General and administrative expenses	315	373
Total share-based compensation	$465	$596

As of September 30, 2022, total unrecognized compensation expense related to stock-based options was approximately $1,526,000 and the related weighted-average period over which it is expected to be recognized is approximately 2.17 years.

A summary of stock options within the Company’s share-based compensation plans as of September 30, 2022 was as follows (in thousands except for exercise prices and terms):

			Weighted
		Weighted	Average
	Number of	Exercise	Contractual	Intrinsic
As of September 30, 2022	Options	Price	Term (Years)	Value
Outstanding	10,806	$0.56	8.18	$-
Vested and expected to vest	10,806	$0.56	8.18	$-
Vested and exercisable	5,953	$0.62	7.17	$-

There were 72,500 options exercised and no options exercised, with approximately $1,000 and $0 of intrinsic value associated with these exercises, during the three months ended September 30, 2022 and 2021, respectively. The Company’s current policy is to issue new shares to satisfy stock option exercises.

There were 4,235,000 option awards granted and 2,951,600 option awards granted with a fair value of approximately $1,092,000 and $1,712,000, during the three months ended September 30, 2022 and 2021, respectively.

There were 170,325 and 7,500 stock option awards which expired during the three months ended September 30, 2022 and 2021, respectively.

There were 100,000 and 132,500 stock option awards forfeited during the three months ended September 30, 2022 and 2021, respectively.

8.	Commitments and Contingencies

Isotope Purchase Agreement

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

9.	Leases

For the three months ended September 30, 2022 and 2021, our operating lease expense was approximately $79,000 and $78,000 respectively. For the three months ended September 30, 2022 and 2021, our operating lease expense recognized in cost of sales was approximately $50,000 and $49,000 respectively and our lease expense recognized in general and administrative expense was approximately $29,000 and $29,000 respectively.

The following table presents the future operating lease payments and lease liability included on the consolidated balance sheet related to the Company’s operating lease as of September 30, 2022 (in thousands):

Year Ending June 30,
2023 (remaining nine months)	219
2024	264
Total	483
Less: imputed interest	(25)
Total lease liability	458
Less current portion	(272)
Non-current lease liability	$186

10.	Contracts with Customers

Sources of Revenue

We have identified the following revenues disaggregated by revenue source:

1.	Domestic – direct sales of products and services.

2.	International – direct sales of products and services.

During the three months ended September 30, 2022 and 2021, the Company had no international revenue. For the three months ended September 30, 2022, prostate brachytherapy comprised 68% of our revenue, while other revenue, which includes but is not limited to brain, lung, head/neck, gynecological, and pelvic treatments, and services, comprised 32% compared to 77% and 23%, respectively, in the three months ended September 30, 2021.

Concentration of Customers

The following are the Company's top customers, facilities, or physician practices that utilize multiple surgical facilities shown as a percentage of total sales:

	Three Months Ended September 30,
Facilities and Customers	2022 % of total revenue	2021 % of total revenue
GT Medical Technologies	22.6%	15.0%
El Camino, Los Gatos, & other facilities (1)	16.3%	28.5%

(1)	The head of the single largest physician practice also served as the Company’s medical director. As the medical director, this physician advised the Company Board of Directors and management, provided technical advice related to product development and research and development, and provided internal training to the Company sales staff and professional training to our sales staff and to other physicians. On September 20, 2022, we received notice from our medical director of his resignation from such position and he has not placed any orders since our isotope supply resumed.

As of September 30, 2022 and 2021 respectively, no individual customers, or facilities, or physician practices made up greater than 10% of our accounts receivable.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, inventories, accrued liabilities, derivative liabilities and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s annual report on Form 10-K as filed with the SEC on September 28, 2022 are those that depend most heavily on these judgments and estimates. As of September 30, 2022, there had been no material changes to any of the critical accounting policies contained therein.

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

The Company has distribution agreements outside of the United States. These distributors are responsible for obtaining regulatory clearance to sell the Company’s products in their territories, with the support of the Company. As of the date of this Report, the Company has distributors in the Russian Federation, Peru and India with no reported revenues in these locations during the three months ended September 30, 2022.

On March 18, 2021, the Company entered into a new supply contract (the “New Agreement”) with JSC Isotope, its historical supplier of isotope, pursuant to which the Company will purchase Cesium-131 for a term from March 18, 2021 through March 31, 2023. Our source of supply of Cesium-131 from Russia is historically produced using one of two nuclear reactors which supply the irradiation needed for Cesium-131 production. As a result of scheduled shutdowns in 2021 and prior years, only one of the Company's historic Russian suppliers of Cesium-131 was available during these periods.

At the end of July 2022, one of our two key reactors in Russia had an unplanned service disruption. Typically, the Company could switch to the other reactor. However, the second reactor was scheduled for a planned outage for routine maintenance in August and could not cover our isotope requirements. This resulted in the Company being temporarily unable to supply our customers with product from mid-August through early September 2022, when isotope supply resumed. The Company has inquired and believes that this temporary outage was not related to the Russian military action in Ukraine or the resulting sanctions, but was instead a force majeure event. When management learned of the disruption, management contacted reactors in the United States that could possibly provide some Cesium-131 but those reactors were not immediately available due to planned routine maintenance outages, space availability, and other factors. This temporarily left the Company with no Cesium-131. As of September 7, 2022, the Company returned to regular operations and is shipping product on a daily basis.

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

In fiscal year 2021, the Company filed a nonprovisional patent application for a device designed to achieve directional dosing using our Cesium-131 seeds. This device is a bed that holds the Cesium-131 seeds to focus the radiation to a specific treatment area. The device is fixed to a mesh that can be used to treat pancreatic cancers as well as retroperitoneal sarcomas. We see unidirectional brachytherapy utilizing Cesium-131 as a highly attractive potential therapy for advanced abdominal cancers as well. In this practical application, the device will be aimed at cancers of the abdomen that invade the abdominal wall and pelvic floor, such as advanced cancers of the colon and rectum and advanced GYN cancers such as ovarian and uterine cancers. The directional dosing device will likely be used initially with the recurrent cancers mentioned above where our competitors’ external beam radiation therapy has previously been administered. The Company was recently notified by the U.S. Patent and Trademark Office that all claims in the nonprovisional patent application were rejected based on prior art citations. The Company is currently assessing next steps relating to this patent application filing.

Pending Merger

On September 27, 2022, we entered into an Agreement and Plan of Merger and on October 21, 2022, we entered into a First Amendment to Agreement and Plan of Merger (collectively the “Merger Agreement”) by and among the Company, Isoray Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), Viewpoint Molecular Targeting, Inc., a Delaware corporation (“Viewpoint”), and Cameron Gray, as the representative of the Owners (as defined therein). Viewpoint is an alpha-particle radiopharmaceutical company in the alphaemitter market developing oncology therapeutics and complementary imaging agents. Together, the therapeutic and imaging agents are referred to as a theranostic approach. The Merger Agreement provides that, subject to the terms and conditions set forth therein, Merger Sub will merge with and into Viewpoint, with Viewpoint continuing as the surviving corporation as a wholly owned subsidiary of Isoray (such transaction, the “Merger”). Under the Merger Agreement, at the effective time of the Merger each issued and outstanding share of common stock of Viewpoint will be converted into the right to receive (i) 3.3212 shares of Isoray common stock rounded to the nearest whole share (the “Exchange Ratio”), (ii) any cash in lieu of fractional shares of Isoray common stock payable pursuant to the Merger Agreement, and (iii) any dividends or other distributions to which the holder thereof becomes entitled to upon the surrender of such shares of Viewpoint common stock. Other than as set forth in (ii) in the preceding sentence, there will be no cash consideration paid in connection with the Merger. Following completion of the Merger, the stockholders of Viewpoint immediately prior to the closing of the Merger will own approximately 49% of the fully-diluted outstanding capital stock of the Company (and the Exchange Ratio will be adjusted as needed prior to the closing of the Merger to maintain such percentage).

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

Consummation of the Merger is subject to the satisfaction or waiver of various closing conditions, including: (i) performance in all respects by each party of its covenants and agreements, (ii) Isoray and Viewpoint obtaining any necessary approvals by their stockholders , (iii) any necessary consents or approvals by governmental and regulatory authorities and non-governmental third-parties being obtained, and (iv) there being no event, change, or occurrence which individually or together with any other event could reasonably be expected to have a material adverse effect on either Isoray or Viewpoint.

The Merger Agreement contains certain restrictions on the conduct of the Company’s and Viewpoint’s respective businesses between the date of signing the Merger Agreement and the earlier of the closing of the Merger or the termination of the Merger Agreement. During such period, Isoray and Viewpoint each must conduct its business in the ordinary course and consistent with past practices in all material respects and may not enter into any material transactions without the other party’s consent. For a more detailed summary of the Merger Agreement, see our Forms 8-K filed with the SEC on September 28, 2022 and October 24, 2022, and our Definitive Proxy Statement filed on November 7, 2022.

Results of Operations

Three months ended September 30, 2022 and 2021 (in thousands):

	Three months ended September 30,
	2022		2021		2022 - 2021
	Amount	% (a)	Amount	% (a)	% Change
Sales, net	$1,717	100	$2,564	100	(33)
Cost of sales	1,303	76	1,535	60	(15)
Gross profit	414	24	1,029	40	(60)

Operating expenses:
Research and development expenses	708	41	702	27	1
Sales and marketing expenses	800	47	761	30	5
General and administrative expenses	3,114	181	1,840	72	69

Total operating expenses	4,622	269	3,303	129	40
Operating loss	$(4,208)	(245)	$(2,274)	(89)	85

(a)	Expressed as a percentage of sales, net

Sales

Sales, net for the three months ended September 30, 2022 decreased 33% compared to the three months ended September 30, 2021. At the end of July 2022, one of our key reactors in Russia had an unplanned service disruption. Typically, the Company could switch to the other reactor. However, this year the second reactor was scheduled for a planned outage for routine maintenance in August and could not cover our isotope requirements. This resulted in the Company being temporarily unable to supply our customers with product from mid-August through early September 2022 when isotope supply resumed. The Company has inquired and believes that this temporary outage was not related to the Russian military action in Ukraine or the resulting sanctions, but was instead a force majeure event. When management learned of the disruption, management contacted reactors in the United States that could possibly provide some Cesium-131 but those reactors were not immediately available due to planned routine maintenance outages, space availability, and other factors. This temporarily left the Company with no Cesium-131. As of September 7, 2022, the Company has returned to regular operations and is shipping product on a daily basis. The Company’s sales personnel continue to focus on bringing in new accounts while also working with existing customers to increase their order volumes.

The sales breakdown between prostate and non-prostate applications is set forth below.

Three months ended September 30, 2022 and 2021 (in thousands):

	Three months ended September 30,
	2022		2021		2022 - 2021
	Amount	% (a)	Amount	% (a)	% Change
Prostate brachytherapy	$1,167	68	$1,973	77	(41)
Other sales	550	32	591	23	(7)
Sales, net	$1,717	100	2,564	100	(33)

(a)	Expressed as a percentage of sales, net

Prostate Brachytherapy

Prostate sales decreased by approximately 41% during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The primary reason for the decrease was the unplanned service disruption at one of our nuclear reactors discussed above. This resulted in the Company being temporarily unable to supply our customers with product from mid-August 2022 through early September 2022 when isotope supply resumed. Additionally, our former medical director and historically our largest customer has not placed any orders since isotope supply resumed. Although this customer has not indicated he has plans to cease ordering from us altogether, we have not received any orders from him in October or November and this is continuing to impact our sales. The Company raised seed prices in November 2021 to help offset its increases in raw materials and other costs as a result of the ongoing global COVID-19 pandemic. The price increase partially offset a decrease in case volume during the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

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

Other Sales

Other sales includes, but is not limited to, brain, lung, head/neck, gynecological, and pelvis treatments, as well as services. Other sales, net decreased by 7% for the three months ended September 30, 2022 compared to the three months ended September 30, 2022. The primary reason sales decreased was related to the unplanned service disruption at one of our key reactors discussed above. This resulted in the Company being temporarily unable to supply our customers with product from mid- August 2022 through early September 2022 when isotope supply resumed. Initial applications for these other brachytherapy treatments are primarily used in recurrent cancer treatments or salvage cases that are generally difficult to treat aggressive cancers where other treatment options are either ineffective or unavailable.

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

GammaTile™

For the three months ended September 30, 2022, total revenues from sales including minimum order fees to GT Med Tech were approximately 23% of sales. This significant increase in the percentage of sales was primarily due to the overall decrease in prostate sales and the Company's contractual obligation to supply GT Med Tech with our limited supply of isotope.

Cost of sales

Cost of sales consists primarily of the costs of manufacturing and distributing the Company’s products and for the three months ended September 30, 2022 decreased 15% compared to the three months ended September 30, 2021.

Contributing to the decrease in the three months ended September 30, 2022 and 2021 comparison were decreases in isotope purchases and other materials costs as well as decreases in labor due to the unplanned service disruption discussed above.

Gross Profit

Contributing to the three months ended September 30, 2022 versus the three months ended September 30, 2021 gross profit decline was lower than anticipated sales due to sales decreasing from the unplanned service disruption of one of our key reactors with the same fixed overhead costs compared to the three months ended September 30, 2021.

Research and development

Research and development consists primarily of employee and third party costs related to research and development activities.

Contributing to the three months ended September 30, 2022 and 2021 comparison was an increase in payroll costs due to annual merit increase and bonus related to certain merger-related milestones. This increase was partially offset by a reduction in consulting expenses.

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

Contributing to the three months ended September 30, 2022 and 2021 comparison was increased payroll expenses resulting from annual merit increases, new hires to replace sales professionals that left in fiscal 2022 and an increase in compensation payments to support sales professionals during the unplanned service disruption to ensure they did not leave due to the competitive labor environment.

General and administrative expenses

General and administrative expenses consist primarily of the costs related to the executive, human resources/training, quality assurance/regulatory affairs, finance, and information technology functions of the Company.

The primary reasons for the increase in general and administrative expenses for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 were legal, third-party due diligence consulting, and investment banking expenses related to the merger with Viewpoint Molecular Targeting, Inc.  Also contributing to the increase were increases to payroll due to annual merit increases, bonuses related to certain merger-related milestones, director and officer insurance expense, increased audit and legal fees, severance, and increased travel.

Impact of the Conflict in Ukraine

In February of 2022, Russia invaded Ukraine and is still engaged in active armed conflict against the country. As a result, governments in the United States, the European Union, the United Kingdom, Switzerland, and other countries have enacted sanctions against Russia and Russian interests, and in turn Russia has implemented some retaliatory sanctions and currency controls as well. These sanctions include controls on the export, re-export, and in-country transfer in Russia of certain goods, supplies, and technologies and the imposition of restrictions on doing business with certain state-owned Russian customers and other investments and business activities in Russia. Certain Russian banks have been impacted as well through restrictions on money transfers. Our local bank implemented its own policies which ultimately resulted in our inability to make wire transfers to Russia and we established other banking relationships so that we can continue to make these wire transfers for our supply of isotope.  Because of the armed conflict, we have also adjusted the transportation of our medical isotope from Russia due to the cancellation of many flights in and out of Russia. To date, the Company has not experienced any missed shipments of medical isotope due to the armed conflict. The Company retained legal counsel to assist in its review of our medical isotope and other Russian suppliers to ensure none of them have been sanctioned, including the Russian banks that our suppliers use. Currently there are no sanctions on our suppliers nor their banks, but there can be no assurance this will not change in the future. We continue to monitor the situation.

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

As COVID-19 spread, many states implemented new guidelines in an attempt to mitigate the spread of the virus and to conserve certain medical supplies. Those guidelines led to the cancellation or postponement of elective and non-emergency surgical procedures, including prostate brachytherapy procedures.  Although our sales revenues has increased in some fiscal periods over the corresponding previous fiscal periods, we remain below the average monthly prostate revenues attained in our third quarter of fiscal 2020 prior to the onset of COVID-19’s impact on our operations. We believe this is due to hospitals’ focus on COVID-19 including variants, resulting in a delay or cancellation of patients scheduled to be seen by physicians. In addition, we believe that hospitals are having a difficult time staffing nurses needed to support the procedures our products are utilized in. This resulted in fewer or delayed urology referrals for prostate brachytherapy treatment.

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

Liquidity and capital resources

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company has historically financed its operations through selling equity to investors. During the three months ended September 30, 2022 and 2021, the Company used existing cash reserves to fund its operations and capital expenditures (in thousands except current ratio):

	Three months
	ended September 30,
	2022	2021
Net cash (used) by operating activities	$(1,763)	$(2,084)
Net cash (used) by investing activities	(35,166)	(54)
Net cash provided by financing activities	28	-
Net increase (decrease) in cash and cash equivalents	$(36,901)	$(2,138)

	As of
	September 30, 2022	June 30, 2022
Working capital	$53,539	$57,063
Current ratio	14.38	26.18

Cash flows from operating activities

Net cash used by operating activities in the three months ended September 30, 2022 was primarily due to a net loss of approximately $4.07 million net of approximately $500,000 in adjustments for non-cash activity such as share-based compensation, depreciation and amortization expense, accretion of asset retirement obligation, and accrued interest on short-term investments. Changes in operating assets and liabilities contributed approximately $1,805,000 to the cash used by operating activities; increases in inventory and prepaid expenses and other current assets were offset by increases in accounts payable and accrued expenses, accrued payroll and related taxes, and accrued protocol expenses, and a decrease in accounts receivable.

Net cash used by operating activities in the three months ended September 30, 2021 was primarily due to a net loss of approximately $2.24 million net of approximately $673,000 in adjustments for non-cash activity such as share-based compensation, depreciation and amortization expense, and accretion of asset retirement obligation. Changes in operating assets and liabilities contributed approximately $514,000 to the cash used by operating activities; increases in inventory, and decreases in accrued payroll and related taxes and accrued vacation were partially offset by decreases in prepaid expenses and other current assets and accounts receivable due to increased collection efforts, and increases in accounts payable and accrued expenses, accrued protocol expenses, and accrued radioactive waste disposal.

Cash flows from investing activities

Investing activities for the three months ended September 30, 2022 and 2021 respectively, consisted of transactions related to the purchase of fixed assets and short-term investments in U.S. treasury bills. Management will continue to invest in technology and machinery that improves and streamlines production processes and to invest in low-risk investment opportunities that safeguard assets and provide greater assurance those resources will be liquid and available for business needs as they arise.

Cash flows from financing activities

Financing activities in the three months ended September 30, 2022 included proceeds of approximately $28,000 pursuant to the exercise of options to purchase common stock.

Projected fiscal 2023 liquidity and capital resources

Operating activities

Management forecasts that fiscal 2023 cash requirements will increase compared to previous years and that current cash and cash equivalents will be sufficient to meet projected operating cash needs for the next twelve months (without consideration of the cash needs of Viewpoint assuming the Merger occurs). Monthly operating expenses are budgeted to increase for sales and marketing, research and development and general and administrative expenses in fiscal 2023 as management works to implement its strategy. Assuming no extraordinary expenses occur (whether operating or capital, which will occur if the Merger is closed), if management is successful at implementing its strategy to focus on renewed emphasis to drive the consumer to the prostate market and meets or exceeds its growth targets of twenty-five percent increase in revenue in fiscal 2023 and this annual growth continues, the Company anticipates reaching cashflow break-even in three to four years. These assumptions do assume that GammaTile™ will contribute to total revenue but do not incorporate any significant growth in the other non-prostate applications as they generate nominal revenues today but if they show significant improvement, cashflow break-even could occur sooner. However, they do not consider the cash needs of Viewpoint assuming the Merger is completed, and management anticipates a significant increase of expenses likely making this period to cashflow break-even not possible. There is no assurance that the targeted sales growth will materialize but in spite of the recent loss of orders from its largest prostate customer, management is encouraged by the depth and experience of its sales team and its track record of growth during the last three fiscal years despite the ongoing COVID-19 pandemic. The Company missed its target of twenty-five percent increased revenue in the first three months of fiscal 2023 and there is no assurance that targeted sales growth will continue over the next three to four years. But if the Merger is completed, this increase in revenues will not be sufficient to cover the added expense of Viewpoint and additional capital will likely need to be raised.

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

Investing activities

Isoray intends to loan Viewpoint $6 million during the fiscal second quarter of fiscal year 2023. Although the final terms of such loan have not yet been determined and no definitive agreement has been executed with respect to such loan, the discussed loan is expected to bear interest at the rate of 15% per annum, with a maturity date of December 31, 2023, a balloon payment for the principal and any accrued interest on the maturity date, and a security interest in Viewpoint’s intellectual property as collateral for the loan. The proposed loan is not subject to any prepayment penalty if the Merger fails to close. In the event of default, Isoray may foreclose on Viewpoint’s assets, but these assets will be difficult to sell or use without the benefit of the experience of the Viewpoint management team and its supply agreement with the Department of Energy will likely not be transferable making it unlikely that the Viewpoint assets will be useful for business opportunities.

Financing activities

If the Merger closes, Isoray’s projected cash reserves of approximately $50 million will need to be allocated to ongoing research and development, clinicals trials, and commercialization of Viewpoint’s products in addition to funding Isoray’s  business operations. It is likely that additional proceeds will be needed and that capital raises will be conducted in the near future.

When it does require capital in the future, the Company expects to finance its future cash needs through sales of equity, possible strategic collaborations, debt financing or through other sources that may be dilutive to existing stockholders. Management anticipates that if it raises additional financing that it will be at a discount to the market price and it will be dilutive to stockholders.

Other commitments and contingencies

The Company presented its other commitments and contingencies in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022. There have been no material changes outside of the ordinary course of business in those obligations during the three months ended September 30, 2022 other than those previously disclosed in note 8 of the financial statements contained in this filing.

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

During the three months ended September 30, 2022, there have been no changes to the critical accounting policies and estimates discussed in Part II, Item 7 of our Form 10-K for the year ended June 30, 2022.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and co-principal financial officers, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of September 30, 2022. Based on that evaluation, our principal executive officer and our co-principal financial officers concluded that the design and operation of our disclosure controls and procedures were effective. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedures are designed to provide a reasonable level of assurance that the objectives of the system will be met.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Nothing to disclose.

ITEM 1A – RISK FACTORS

A description of the risk factors associated with our business is included under “Risk Factors” contained in Part I, Item 1A of our annual report on Form 10-K for the year ended June 30, 2022. There have been no material changes in our risk factors since such filing, except for the following:

We Rely Heavily on Three Customers

For the three months ended September 30, 2022, approximately 48% of the Company’s revenues were dependent on three customers, with approximately 23% being generated by one customer. The loss of any of these customers would have a material adverse effect on the Company’s revenues that may not be replaced by other customers, particularly as these customers are in the prostate sector which is facing substantial competition from other treatments. Our former medical director and historically our largest customer has not placed any orders since isotope supply resumed. Although this customer has not indicated he has plans to cease ordering from us altogether, we have not received any orders from him in October or November, which is continuing to impact our sales, and there is no assurance he will order from us in the future.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

(Except as otherwise indicated (a) all exhibits were previously filed, (b) all omitted exhibits are intentionally omitted, and (c) all documents referenced below were filed under SEC file number 001-33407.)

Exhibits:
3(i)	Certificate of Incorporation, incorporated by reference to Exhibit A of the Form Def 14A filed on November 9, 2018.

3(ii)	Bylaws, incorporated by reference to Exhibit C of the Form Def 14A filed on November 9, 2018.

2.1	Agreement and Plan of Merger, dated September 27, 2022, by and between Isoray, Inc., Isoray Acquisition Corp., Viewpoint Molecular Targeting, Inc., and Cameron Gray, incorporated by reference to Exhibit 2.1 of the Form 8-K filed on September 28, 2022.

2.2	First Amendment to Agreement and Plan of Merger, dated October 21, 2022, between Isoray, Inc., Isoray Acquisition Corp., Viewpoint Molecular Targeting, Inc., and Cameron Gray, incorporated by reference to Exhibit 2.1 of the Form 8-K filed on October 24, 2022.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Financial Officer

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Financial Officer

32.1**	Section 1350 Certifications

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2022
ISORAY, INC., a Delaware corporation
/s/ Lori A. Woods
Lori A. Woods
Chief Executive Officer (Principal Executive Officer)

/s/ Jonathan Hunt
Jonathan Hunt
Chief Financial Officer (Co-Principal Financial Officer)

/s/ Mark J. Austin
Mark J. Austin
Vice President of Finance and Corporate Controller (Co-Principal Financial Officer, Principal Accounting Officer, Corporate Secretary)