Form 10-KT
period 2022-12-31
Perspective Therapeutics, Inc.
filed 2023-05-01
CIK 728387

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KT

☐	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

or

☒	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from July 1, 2022 to December 31, 2022

Commission File No. 001-33407

Perspective Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	41-1458152
(State of incorporation)	(I.R.S. Employer Identification No.)

350 Hills St., Suite 106
Richland, Washington	99354
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (509) 375-1202

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.001 par value	CATX	NYSE American

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2022, was $43,560,029.

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of April 27, 2023 was 279,973,149.

Documents incorporated by reference – none.

PERSPECTIVE THERAPEUTICS, INC.

Caution Regarding Forward-Looking Information

In addition to historical information, this Form 10-KT contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). This statement is included for the express purpose of availing Isoray, Inc. of the protections of the safe harbor provisions of the PSLRA.

All statements contained in this Form 10-KT, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” and similar expressions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future revenue, economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under Item 1A – Risk Factors beginning on page 40 below that may cause actual results to differ materially.

Consequently, all of the forward-looking statements made in this Form 10-KT are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. Readers are cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company’s views as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Change in Fiscal Year

On February 6, 2023, we announced that on January 31, 2023, our board of directors approved a change in our fiscal year end from June 30 to December 31, effective as of December 31, 2022. As a result, this report on Form 10-KT is a transition report and includes financial information for the transition period from July 1, 2022, through December 31, 2022. Prior to the six months ended December 31, 2022, our fiscal year ended on June 30. In this Transition Report on Form 10-KT (“Transition Report”), we include financial results for the six months ended December 31, 2022, which are audited, compared to the financial results for the six months ended December 31, 2021, which are unaudited. In this Transition Report, references to “fiscal year” or “fiscal” refer to years ended June 30. References in this report to the “transition period” refer to the six-month period ended December 31, 2022. See Item 8, Note 16 to our Consolidated Financial Statements for further information.

As used in this Form 10-KT, unless the context requires otherwise, “we” or “us” or “Perspective Therapeutics” or the “Company” means Perspective Therapeutics, Inc. and its subsidiaries, including Isoray Medical, Inc. and Viewpoint Molecular Targeting, Inc. as described below.

Summary of Risk Factors

Investing in our common stock involves significant risks. Some of the principal risks related to our business include the following. These risks are discussed more fully under “Item 1A - Risk Factors” of this Annual Report.

Risks Related to Our Industry and Operations

●

 Integration of the Perspective Therapeutic’s brachytherapy business and Viewpoint’s alphaemitter therapy business coupled with potential future litigation related to the Merger may distract management from day-to-day operations and focus it on litigation.

●	Viewpoint’s business has focused exclusively on research and development and is dependent on successful human clinical trials (which may experience delays) for commercialization and revenues.

●	Viewpoint obtains its Thorium-228 from a single supplier and failure to obtain this supply would materially harm our ability to commercialize Viewpoint’s products.

●

 Viewpoint relies on strategic partnerships and collaborations with third parties to license intellectual property to complete clinical trials and to commercialize and manufacture its products which may result in disputes, delays, or legal issues ultimately keeping Viewpoint from commercializing and selling its products.

●	Our business could be materially harmed by the ongoing conflict in Ukraine.

●	Our revenues depend solely upon the successful production, marketing, and sales of the Cesium-131 brachytherapy seed in its various delivery formats.

●

 We rely heavily on one supplier for our Cesium-131 in Russia and limited suppliers for other components. Reliance on a single supplier in Russia increases the risks of inability to supply Cesium to our customers based on anticipated shutdowns and political or civil unrest.

●

 Approximately forty-four percent (44%) of our revenues are dependent on three customers and approximately twenty-six percent (26%) on one customer. Eight percent (8%) relates to one customer who has not ordered product since our supply disruption in the fall of 2022. The loss of our major customer has had, and the loss of any of these other customers would have, a material adverse effect on our revenues which may not be replaced by other customers.

●

 We are subject to uncertainties regarding reimbursement for use of our products. Hospitals and clinics may be less likely to purchase our product if they cannot be assured of receiving favorable reimbursement for treatments using our product from third-party payers, such as Medicare and private health insurance plans.

●	Although cleared to treat any malignant tissue, our Cesium product is primarily used to treat a single type of cancer which is in a flat market.

●

 We are subject to unfavorable industry trends in the prostate market, including declines in prostate specific antigen (PSA) testing, which has led to a decline in the number of men diagnosed with prostate cancer.

●

 Doctors and hospitals may not adopt our product and technologies at levels sufficient to sustain our business. To date, we have attained very limited penetration of the total potential market for our product, particularly in non-prostate applications.

●	Increased prices for, or unavailability of, raw materials used in our product could adversely affect our revenues.

●

 Failure of any clinical studies or third-party assessments to demonstrate desired outcomes may reduce physician usage or result in pricing pressures that could have a negative impact on our business performance.

●

 Other treatments may be deemed superior to brachytherapy. Our Cesium-131 seed may face competition not only from companies that sell other radiation therapy products, but also from companies that are developing alternative therapies for the treatment of cancers.

●

 The medical device and biopharma industries are intensely competitive, and we compete with both public and private companies that have been in existence longer, have a greater number of products on the market, have greater financial and other resources, and have other technological or competitive advantages.

●	Cost-containment efforts of our customers, purchasing groups, third-party payors, and governmental organizations could adversely affect our sales and profitability.

●	Quality problems with our products could harm our reputation for producing a high-quality product and erode our competitive advantage, sales, and market share.

●	Our success depends to a great extent upon the experience, abilities, and continued services of our executive officers, sales staff, and key scientific personnel.

●	Our ability to operate in foreign markets is uncertain.

Legal and Regulatory Risks

●

If we fail to comply with applicable healthcare and other governmental regulations, we could face substantial penalties and our business, operations, and financial condition could be adversely affected.

●	Healthcare reform measures could hinder our brachytherapy and alphaemitter products’ commercial success.

●	We may be unable to adequately protect or enforce our intellectual property rights or secure rights to third-party patents.

●	Pending and future patent litigation could be costly and disruptive.

●	Our business exposes us to product liability claims.

●

Our business involves the controlled use of hazardous materials, chemicals, and radioactive compounds. Manufacturing is extremely susceptible to product loss due to radioactive, microbial, or viral contamination; material or equipment failure; vendor or operator error; or due to the very nature of the product’s short half-life.

Risks Related to Our and Shares of Common Stock and Public Company Status

●	We have incurred significant losses to date, and there is no guarantee that we will ever become profitable.

●	Our reporting obligations as a public company are costly.

●	Our common stock price is likely to be volatile and may be adversely affected by the future issuance and sale of shares of our stock or other equity interests.

●	We do not expect to pay any dividends for the foreseeable future.

ITEM 1 – BUSINESS

General

On February 14, 2023, Isoray, Inc. changed its corporate name to Perspective Therapeutics, Inc. and its stock symbol changed to CATX from ISR shortly thereafter. Perspective Therapeutics (formerly known as Isoray, Inc. and Century Park Pictures Corporation) was incorporated in Minnesota in 1983 and reincorporated to Delaware on December 28, 2018. On July 28, 2005, Isoray Medical, Inc. (“Medical”) became a wholly-owned subsidiary of Isoray, Inc. pursuant to a merger. Medical was formed under Delaware law on June 15, 2004, and on October 1, 2004, acquired two affiliated predecessor companies that began operations in 1998. Medical, a Delaware corporation, develops, manufactures, and sells isotope-based medical products and devices for the treatment of cancer and other malignant diseases. Medical is headquartered in Richland, Washington.

Isoray International LLC (“International”), a Washington limited liability company, was formed on November 27, 2007, and is a wholly-owned subsidiary of the Company. International has entered into various international distribution agreements.

Merger

On February 3, 2023, the Company completed the merger (the “Closing”) of Isoray Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), with Viewpoint Molecular Targeting, Inc. (“Viewpoint”) (such transaction being the “Merger”). Pursuant to the Merger, the Company issued 136,545,075 shares of common stock, representing approximately 49% of its fully-diluted outstanding capital stock. Viewpoint is an alpha-particle radiopharmaceutical company in the alphaemitter market developing oncology therapeutics and complementary imaging agents.

Upon the closing of the Merger, Perspective Therapeutics increased the size of its Board of Directors from four members to five members. Alan Hoffmann and Dr. Philip Vitale resigned from the board and Michael McCormick resigned as Chairman of the Board but remained a director of the Company.  Lori Woods was appointed as Chairperson of the Board and Johan (Thijs) Spoor, Robert Froman Williamson, III, and Dr. Frank Morich were appointed as directors of the Company. In addition, Ms. Woods resigned as Chief Executive Officer of the Company and Mr. Spoor was appointed as Chief Executive Officer of the Company.

For a more detailed summary of the Merger, see our Forms 8-K filed with the SEC on September 28, 2022 and on February 6, 2023 and our Form 8-K/A filed with the SEC on April 21, 2023.

Available Information

Our website address is www.perspectivetherapeutics.com. Information on this website is not a part of this Form 10-KT (this “Report”). Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4, and 5 filed on behalf of directors and executive officers, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) are available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

Information regarding our corporate governance, including the charters of our audit committee, our nominations and corporate governance committee and our compensation committee, and our Codes of Conduct and Ethics is available on our website (www.perspectivetherapeutics.com). We will provide copies of any of the foregoing information without charge upon request to Mark Austin, Vice President of Finance and Corporate Controller, 350 Hills Street, Suite 106, Richland, WA, 99354.

Brachytherapy Business Operations of Isoray Medical, Inc.

Overview

In 2003, Perspective Therapeutics obtained clearance from the Food and Drug Administration (FDA) for the use of Cesium-131 (Cesium-131) radioisotope in the treatment of all malignant tumors. The FDA clearance granted in August 2009 permits loading Cesium-131 seeds into bio-absorbable braided sutures or “braided strands” giving the Company the ability to treat brain, lung, head and neck, colorectal, and chest wall cancers. As of the date of this Report, such applications include prostate cancer, brain cancer, colorectal cancer, gynecological cancer, lung cancer, ocular melanoma and pancreatic cancer. The brachytherapy seed form (a sealed source) of Cesium-131 may be used in surface, interstitial and intra-cavity applications for tumors with known radio-sensitivity.

The Company’s core product is its Cesium-131 sealed source brachytherapy “seed.” These seeds can be inserted individually or in combination into various locations in the body until the physician is satisfied with the radiation dose delivered. The Company also sells seeds in strands to keep them from individually moving and to allow the physician to put multiple seeds in a row as desired. In addition, “pre-loaded” needles may have Cesium-131 brachytherapy seeds inserted in them, or a strand with seeds in the strand, inserted into the needle. Seeds can be sold with our Blu Build™ loading device that allows clinicians to efficiently customize and configure strands in the operating room. Seeds can also be loaded into suture material, which can be sewn by Perspective Therapeutics into a piece of bio-absorbable mesh which can be sewn or stapled into tissue by the physician for use in lung, pelvic floor and other cancer locations. These options provide the physician the ability to deliver a personalized, targeted dose of radiation to the site of the tumor. Under a manufacturing agreement with GT Medical Technologies, Inc. (“GT Med Tech”), Perspective Therapeutics inserts Cesium-131 seeds into a collagen matrix which GT Med Tech’s customers place in the brain.

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

Prostate Cancer

Perspective Therapeutics began the production and sale of Cesium-131 brachytherapy seeds in October 2004 for the treatment of prostate cancer after receiving clearance of its premarket notification (510(k)) by the Food and Drug Administration. Prostate cancer treatment represents about 65% of the business of Perspective Therapeutics today.

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

Low Dose Rate Permanent Brachytherapy (LDR). Perspective Therapeutics’ Cesium-131 brachytherapy seeds are an option in the treatment of prostate cancers of all risk levels of localized disease. In this approach, seeds of radioactive material are placed inside thin needles, which are inserted through the skin in the area between the scrotum and anus and into the prostate. The seeds are left in place as the needles are removed and give off low doses of radiation for weeks. Radiation from the seeds travels a very short distance, so the seeds can give off a large amount of radiation in a very small area. This limits the amount of damage to nearby healthy tissues.

Perspective Therapeutics’ Cesium-131 brachytherapy seeds are an option in the treatment of prostate cancers of all risk levels of localized disease. The diagnosis of prostate cancer – and especially low risk prostate cancer – has been potentially reduced with the introduction of guidelines dissuading the use of serum PSA screening at the general practitioner level as a means to detect prostate cancer early in men with no symptoms of prostate cancer. Effective July 2012, the U.S. Preventative Services Task Force (USPSTF) recommended against the use of the PSA test as a screening tool. As a result of the recommendation, prostate cancer diagnosis dropped by 12.2% the month after the recommendation and has continued to drop. (D.A. Barocas, et al., Effect of the USPSTF Grade D Recommendation against Screening for Prostate Cancer on Incident Prostate Cancer Diagnoses in the United States, J Urol 194(6) The Journal of Urology (2015)).

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

Dual or Combination Therapy. Dual therapy is the combination of IMRT or 3-dimensional conformal external beam radiation and seed brachytherapy to treat extra-prostatic disease or high-risk prostate cancers. Combination therapy treats high risk patients with a course of IMRT or EBRT over a period of several weeks. When this initial treatment is completed, the patient must then wait for several more weeks to months to have the prostate seed implant. The process could also involve the seed implant being performed first, followed by the course of external radiation. As of the filing of this Form 10-KT, management estimates that at least 25% of all U.S. prostate implants are now dual therapy cases.

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

GT Med Tech has reimbursement for GammaTile™ under ICD-10PCS-00H004Z and MS-DRG 023 which reimburses hospitals in the inpatient setting and will continue to roll out its sales and marketing strategy for release of GammaTile™. In January 2020, GammaTile™ Therapy launched a full market release. Prior to fiscal 2021, total revenues from sales to GT Med Tech have been less than ten percent (10%) of sales but these sales exceeded 10% in fiscal 2021, fiscal 2022 and transition period. GT Med Tech has indicated it intends to increase sales and marketing efforts during the Company’s fiscal year 2023, but there is no assurance that this will occur.

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

Our Strategy

The key elements of Perspective Therapeutics’ strategy for calendar year 2023 include:

Continue to Invest in Sales and Marketing Development Activities. Prostate cancer treatment represents the original and core business for the Company’s Cesium-131 product. With long-term follow-up data relating to biochemical (PSA) control of prostate cancer now presented to the prostate cancer field, Perspective Therapeutics plans to aggressively increase the number of centers using Cesium-131 through its direct sales force and through its international distributors. Because intermediate- to long-term follow-up data is required to convince clinicians and patients to consider any particular therapy for localized prostate cancer, the availability of long-term data with Cesium-131 in the treatment of prostate cancer represents a significant milestone. Perspective Therapeutics hopes to capture more of the incremental market growth if and when seed implant brachytherapy recovers market share from other treatments, take market share from existing competitors, and expand the use of Cesium-131 as a dual therapy option where it has experienced success. In 2022, the Company continued to evolve in the new post-COVID era. New sales and marketing initiatives are focused on new sites of care outside the traditional hospital outpatient (HOPD) setting. This results in expanded patient access to care and treatment efficiencies, that have become more difficult in the hospital setting due to ongoing staffing shortages. The marketing team works in conjunction with the local sales team members to deliver value to customers through several channels. Although the Company continues to invest in digitally integrated, data-focused, and virtual learning platforms that align our products and services with our clinicians' needs, in calendar year 2023 the Company will return to in-person training programs as well. The Company believes using both virtual and in-person training will result in increased awareness to customers and patients, and to faster adoption of Cesium-131 by clinical teams.

Perspective Therapeutics recently invested in supporting ZERO Cancer, the largest not-for-profit prostate cancer patient support service in the United States. ZERO Cancer started in 1996 with a group of physicians and patients who also started the National Prostate Cancer Coalition (“NPCC”). The NPCC was formed to reach out to patients who had prostate cancer and encouraged them to become a political force for a cure. Since then, the organization has evolved into ZERO with a focus on public awareness and a collective voice for the prostate cancer movement. In 2021, ZERO merged with Us TOO International, the nation’s first prostate cancer support group network with an international presence as well. With the ZERO and Us TOO merger, patients now have access to a single prostate cancer support powerhouse. Perspective Therapeutics is excited to work with ZERO bringing support and hope to prostate cancer patients and their families.

Perspective Therapeutics recently added the Proximie virtual communication platform to our digital resources to enhance our physician training efforts. This technology is specifically designed to assist clinicians by sharing all aspects of a medical procedure in real time as well as having the ability to review sessions that have been archived in a library. We are working to achieve greater engagement with US leading teaching and research institutions in these efforts. The Company believes this may help us get back to our pre-pandemic training levels. In addition, the Company is partnering with the American Brachytherapy Society (ABS) to support ABS’ training initiative 300 in 10 which is designed to train 300 teams in brachytherapy in 10 years.

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

In fiscal 2021, fiscal 2022 and the transition period, this product exceeded ten percent (10%) of total sales and with GT Med Tech’s significant expansion and funding of its sales force in 2022 it is committed to increasing its sales as fast as possible and if this occurs will result in added revenue to the Company as well.

Increase utilization of Cesium-131 in treatment of other solid tumor applications such as brain, gynecological, and other cancers. The Company has clearance from the FDA for its premarket notification (510(k)) for Cesium-131 brachytherapy seeds that are preloaded into bioabsorbable braided sutures and bioabsorbable braided sutures attached to bioabsorbable mesh. This FDA clearance allows commercial distribution for treatment of brain, gynecological, head and neck and lung tumors as well as tumors in other organs. The Company continues to sell Cesium-131 products to physicians treating brain, gynecological, head and neck and lung cancer while continuing to support the compilation of treatment outcomes for publication. Perspective Therapeutics will continue to explore licenses or joint ventures with other companies to develop the appropriate technologies and therapeutic delivery systems for treatment of other solid tumors.

Maintaining Favorable Reimbursement Codes. In May 2020, CMS approved 64 ICD-10-PCS billing codes used for reimbursement of Cesium-131 for the hospital in-patient DRG setting. The codes allow hospitals to bill Medicare and other health insurers for specific surgical procedures that would benefit from the addition of Cesium-131. DRG, or diagnostic related groups, are designed for Medicare and other health insurers to set payment levels for hospital in-patient services.

The 64 ICD-10-PCS codes are important for the growing surgical applications of Cesium-131 in treating a significant range of hard to treat cancers including brain, lung, head and neck, abdominal, breast, gynecological, pelvic, and colorectal cancers. The new codes took effect on October 1, 2020.

Support Clinical Research And Sustained Product Development. The publication and presentation of speculative and real-world data contribute to the acceptability of Cesium-131 in the oncologic marketplace. Discussion in the medical-scientific community of established and novel Cesium-131 applications is considered a prerequisite to expansion into untapped markets. The Company structures and supports clinical studies on the therapeutic benefits of Cesium-131 for the treatment of solid tumors and other patient benefits. We are and will continue to support clinical studies with several leading radiation oncologists to clinically document patient outcomes, provide support for our product claims, and compare the performance of our seeds to competing seeds. Perspective Therapeutics plans to sustain long-term growth by implementing research and development programs with leading medical institutions in the U.S. and other countries to identify and develop other applications for Perspective Therapeutics’ core radioisotope technology. The Company has deployed a secure, regulatory environment compliant, online information system capable of large usable databases to participating investigators.

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

On July 14, 2017, the Company entered into an agreement with a distributor in Russia that provides for the ability to sell the entire product line in the Russian Federation. While the agreement has been renewed and is still in place, there have been no sales during the past two fiscal years or the transition period.

In fiscal year 2020, the Company entered into a three-year agreement with a distributor in India that provides for the ability to sell Cesium-131 brachytherapy seeds in different configurations within India. Due to the ongoing COVID-19 global pandemic, there have been no sales to date under this agreement.

COVID-19 / National Pandemic Impact and Response. Perspective Therapeutics continues to execute on the core strategic elements discussed above.  Still, there have been aspects of the COVID-19 pandemic that continue to impact our commercial efforts.  Initially, customers and potential customers limited vendor access to their facilities.  This required the sales team to use other techniques to connect with our customers, including video conference and ongoing email and telephonic conversations. Further, the onset of the pandemic impacted patient treatment schedules and physician wellness and screening visits.  This has resulted in inconsistent patient demand for treatment and referral patterns throughout the pandemic which reappeared with the outbreak of multiple COVID-19 variants including the Delta and Omicron variants. As healthcare organizations continue to limit elective procedures based on COVID-19 hospitalization rates, we are supporting some customers shifting site of care from the traditional hospital outpatient (HOPD) to the ambulatory surgery center (ASC). We cannot anticipate when patient treatment volume and referrals will return to pre-pandemic conditions. In addition, ongoing staffing shortages at hospitals continue to affect our business and have not returned to pre-pandemic levels. The pandemic has given us the opportunity to look at more efficiencies in our sales process, including customer communication techniques and strategies. It has also allowed the full incorporation and increased utilization of our customer relationship management (CRM) tools, which should create a stronger basis for on-going and future customer communications, as well as implementing a virtual learning platform for educating our treating physician customers.

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

Cesium-131 Manufacturing Process and Suppliers

Product Overview

Perspective Therapeutics markets the CS-1 Cesium-131 brachytherapy seed for the treatment of prostate cancer, brain cancer, lung cancer, head and neck cancers, gynecological cancer, pelvic/abdominal cancer, and colorectal cancer. The Company intends to market Cesium-131 for the treatment of other malignant diseases as opportunities are identified in the future through the use of existing proven technologies that have received FDA-clearance. The strategy of utilizing existing FDA-cleared technologies reduces the time and cost required to develop new applications of Cesium-131 and deliver them to market.

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

On December 12, 2022, Isoray Medical, Inc. (“Medical”), a wholly owned subsidiary of Isoray, Inc. (the “Company”), entered into a supply contract (the “New 2023 Agreement”) with Joint Stock Company «Isotope», a Russian company (“JSC Isotope”). Pursuant to the New 2023 Agreement, Medical will purchase Cesium-131 manufactured by Joint Stock Company ‹‹Institute of Nuclear Materials›› and sold by JSC Isotope, at the quality standards, volume, and pricing indicated in the New 2023 Agreement. The New 2023 Agreement is dated November 28, 2022, effective December 12, 2022 for shipments beginning January 1, 2023, and terminates March 31, 2024. Medical and JSC Isotope previously entered into a separate supply contract, dated March 18, 2021, as subsequently amended by six addenda that modified minor shipping, manufacturing, and payment terms (together, the “Prior Agreement”). Although the Prior Agreement remains in effect until March 31, 2023, Medical has or will shortly purchase the maximum amount of Cesium-131 permitted under the Prior Agreement and the New 2023 Agreement has a new price. Therefore, Medical will make all future purchases of Cesium-131 under the New 2023 Agreement.

Additionally, on December 12, 2022, Medical entered into a supply contract (the “New 2024 Agreement”) with JSC Isotope. Pursuant to the New 2024 Agreement, Medical will purchase Cesium-131 manufactured by Joint Stock Company ‹‹Institute of Nuclear Materials›› and sold by JSC Isotope, at the quality standards, volume, and pricing indicated in the New 2024 Agreement. The New 2024 Agreement is dated November 28, 2022, effective December 12, 2022 for shipments beginning January 1, 2024, and terminates March 31, 2025.

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

In April 2018, the British Standards Institute (BSI) certified the Company’s successful transition to ISO 13485:2016. This transition moved Perspective Therapeutics’ quality system into the current state of the art Quality Management System (“QMS”) per the ISO standard. The Company is subject to a recertification audit by BSI every three years, two annual surveillance audits and one additional unannounced audit during each three-year period for a total of four audits during each three-year period. The Company had its first annual surveillance audit in March 2019. The Company successfully passed the audit with only one minor nonconformance found by BSI, which was subsequently resolved. The Company was recommended for continued certification.

In January 2020, BSI conducted a microbiology audit of the operations at our manufacturing facility in Richland, Washington according to the ISO 13485:2016 standard. There were zero non-conformances found by BSI. The Company was recommended for continuing certification.

Since July 2008, Perspective Therapeutics has met Quality Systems Inspection Techniques (QSIT) with no report of deviations from Good Manufacturing Practices or list of observations (FDA Form 483) issued. In August 2017, the FDA conducted an announced QSIT inspection of the Richland facility and again, did not find any major nonconformance nor was an FDA Form 483 issued. In January 2022, the FDA conducted a voluntary Remote Regulatory Assessment (RRA) of Perspective Therapeutics’ Quality Management System (QMS), and did not find any major nonconformances, and there was no issuance of a FDA Form 483.

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

In January 2023, BSI conducted the ISO 13485:2016 re-certification microbiology audit. The Company successfully passed the audit with zero non-conformances. The Company was recommended for continued certification.

In February 2023, BSI conducted the ISO 13485:2016 re-certification audit of the QMS. The Company successfully passed the audit with four non-conformances. The corrective action plans were accepted by the auditor and will be implemented in a timely manner. The Company was recommended for continued certification.

BSI will conduct annual surveillance audits of the QMS in February 2024 and February 2025.

BSI will conduct the next microbiology re-certification audit in January 2026 and the next re-certification audit of the QMS in February 2026.

The Federal Aviation Administration (FAA) also conducted an unannounced audit in May 2016. Because Perspective Therapeutics ships hazardous materials on flights in the U.S., Perspective Therapeutics is subject to regulation by the FAA. No findings were made in this audit.

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

Manufacturing Facility

The Company maintains a production facility located at Applied Process Engineering Laboratory (APEL) in Richland, Washington. The APEL facility became operational in September 2007. The production facility has over 15,000 square feet and includes space for isotope separation, seed production, order dispensing, a clean room for assembly of our product offerings, and a dedicated shipping area. In 2015, the Company entered into a modification to the production facility lease that modified the requirement to return the facility to ground at the time of exit at Company discretion, exercised an extension in 2017 to increase the lease term to April 30, 2021, and reduced the required notice to terminate the lease early from twelve months to six months. In July 2019, the Company entered into another modification of the production facility lease that extends the term to April 20, 2026, and maintained the then current rental rate through April 2020, and provides for an eighteen-month termination notice with an early termination penalty of up to $40,000 which decreased beginning May 1, 2022.

Sales and Marketing

Marketing Strategy

The Company continues to implement and execute on the established sales and marketing strategy. This strategy involves a direct focus on the prostate cancer market and existing and new Cesium-131 customers, expanding treatment sites of care from traditional hospital outpatient departments to ambulatory surgery centers and to freestanding clinics, with a secondary focus on developing opportunities in emerging applications, including brain tumors, gynecological cancers and head and neck tumors. In calendar year 2023, the Company will continue to redesign its website and has redesigned its collateral and educational materials. Due to our inability to host in-person training programs as a result of the COVID-19 pandemic, we plan to utilize the Proximie virtual communication platform. Proximie’s innovative technology is specifically designed to assist clinicians by sharing, in real time or streamed, all aspects of a medical procedure in tremendous detail. This platform allows the leading brachytherapists we currently work with to share all aspects of a procedure with other clinicians regardless of their physical location. We plan to install this learning platform in two leading centers. This education effort will allow for interactive training of new domestic sites, as well as training our international partners. We are restarting in-person training programs now that most of the pandemic restrictions have been lifted and will offer both programs to give physicians the option that is most convenient for them.

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

The Company has continued to engage with its medical advisory boards to provide professional input and insight regarding the Company’s current products and research and developments efforts. The Company held its first advisory meeting for prostate cancer in September 2016. The Company held its most recent meeting in May 2020 and is planning on continuing this strategy with the abatement of COVID-19 restrictions. The Company is looking to continue to build additional advisory boards as the other applications grow in viability. The additional boards will vary by cancer type/site and the supporting specialties that treat that cancer. They will include, but not be limited to, radiation oncologists, surgeons, urologists, and physicists. These additional boards will be a mix of customers and non-customers, which the Company believes will provide increased insight regarding the perception of its products and opportunities to meet the needs of the market. On September 20, 2022, we received notice from our medical director of his resignation from such position and have not located a replacement as of the filing of this Form 10-KT.

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

The prostate brachytherapy market has been pressured by the economic differences and strategic dynamics of competing treatment options such as robotic surgical devices and external beam radiation facilities. These factors have combined to result in the current multi-year contraction of the prostate brachytherapy market. The declining market has impacted the competitive landscape, reducing the number of competitors and their respective investments in sales, marketing and product development efforts. Based upon Company market review and research, there appears to be an opportunity for Perspective Therapeutics to expand its current market opportunity with continued investment in sales and marketing efforts. The Company believes its hires of both sales and marketing veterans with regional sales support will continue to support its growth of market share in the prostate cancer treatment business. The Company also believes that an increased share of the prostate brachytherapy market share will assist in facilitating Cesium-131 brachytherapy cancer treatment growth in other body sites.

The professional and patient market segments each play a role in the ultimate choice of cancer treatment and the specific isotope chosen for seed brachytherapy treatment. The Company has developed a customized brand message for each audience. The Company’s website delivers personalized messaging that positions Cesium-131 as a treatment option for cancers throughout the body. Perspective Therapeutics continues to develop and/or refresh print, visual and digital media (including physician brochures discussing the clinical advantages of Cesium-131, clinical information materials, and digital content for the website and social media awareness efforts). In addition, the Company attends national professional meetings, including:

■	American Brachytherapy Society (ABS);
■	American Society for Therapeutic Radiation and Oncology (ASTRO);
■	Association of American Physicists in Medicine (AAPM);
■	American Urological Association (AUA);
■	Society for Neuro-Oncology (SNO);
■	American Association of Neurological Surgeons (AANS);
■	American Association for Thoracic Surgery (STS); and
■	various local chapter meetings.

Beginning in April 2020, as a result of the COVID-19 pandemic, many of the meetings continue to be cancelled, or transitioned to virtual formats.  The Company assesses each of these changing meeting formats individually and is working with the hosts and professional societies to maximize opportunities to raise awareness about Cesium-131 products and interact with our customers and potential customers.  As these meetings and conferences continue to evolve, we will also adapt to find the most efficient methods to support our market position. The Company will continue to invest resources in these conferences as they occur as management believes this is an effective way to educate others concerning Cesium-131. During the second half of fiscal 2022, many of these meetings transitioned back to in-person formats. The American Brachytherapy Society meeting was held in person in Denver from June 17 - 19, 2022. As this is one of the most important annual meetings for the Company due to the attendance of many physicians who practice brachytherapy we were very encouraged by both the attendance and the topics including several on Cesium-131. The American Society of Therapeutic Radiation Oncology meeting was held in person from October 23 - 26, 2022 in San Antonio, Texas.

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

Perspective Therapeutics recently invested in supporting ZERO Cancer, the largest not-for-profit prostate cancer patient support service in the United States. ZERO Cancer started in 1996 with a group of physicians and patients who also started the National Prostate Cancer Coalition (“NPCC”). The NPCC was formed to reach out to patients who had prostate cancer and encouraged them to become a political force for a cure. Since then, the organization has evolved into ZERO with a focus on public awareness and a collective voice for the prostate cancer movement. In 2021, ZERO merged with Us TOO International, the nation’s first prostate cancer support group network with an international presence as well. With the ZERO and Us TOO merger, patients now have access to a single prostate cancer support powerhouse. Perspective Therapeutics is excited to work with ZERO bringing support and hope to prostate cancer patients and their families.

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

Perspective Therapeutics has a direct sales organization consisting of territory sales managers, a Director of Sales, and an Executive Vice President of Brachytherapy responsible for the development of the team and the execution of the sales plan. The Company’s territory sales managers are responsible for all sales activities in their respective territories and solicit potential specialist physicians in all areas of the body. This approach allows our territory sales managers to call on a single location for all applications of our products, resulting in a more efficient sales approach. We had five sales professionals leave in fiscal 2022 and replaced them with four new sales professionals.

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

The Company expects to continue to explore the opportunity to extend its customer base outside the U.S. market through use of established distributors in target markets of other countries. As of April 2023, the Company had independent distributors in Russia, India, and Peru to focus on prostate and centers in the targeted markets. Although it has international distribution agreements in place, due to the COVID-19 global pandemic, the Company continues to experience difficulties in generating sales of Cesium-131 products through its international distributors. With the launch of the virtual learning platform, we look forward to re-engaging with our international distributors.

Reimbursement

Reimbursement by third party payers is the primary means of payment for all Perspective Therapeutics products. CMS is the primary payer, providing coverage for approximately 65% of all prostate brachytherapy cases and most non-prostate procedures. Well established brachytherapy coverage and payment policies are currently in place by CMS and other non-governmental payers for out-patient procedures. For surgical procedures provided in an in-patient setting, payment is provided as part of a DRG code, which includes the surgical elements of the procedure.

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

Financial Information About Geographic Areas

All of the Company’s long-lived assets are located in the United States. Revenue by geographic region is based on the shipping addresses of the Company's customers. The following summarizes revenue by geographic region:

	For the six months ended December 31,	For the year ended June 30,
	2022	2022	2021	2020
United States	100.00%	100.00%	99.95%	99.96%
Non – United States	-%	-%	0.05%	0.04%
Total	100.00%	100.00%	100.00%	100.00%

Other Information

Customers

The following are the Company’s top customers, facilities or physician practices that utilize multiple surgical facilities shown as a percentage of total sales for the six months ended December 31, 2022:

Facility	Location	% of revenue
El Camino, Los Gatos, and other facilities(1)	Northern CA	7.7%
GT Medical Technologies	Arizona	26.4%
Total		34.1%

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

One other unrelated customer accounted for approximately 9.8% of total sales, so our top three customers accounted for approximately 43.9% of total sales.

Proprietary Rights

The Company relies on a combination of patent, copyright and trademark laws, trade secrets, software security measures, license agreements and nondisclosure agreements to protect its proprietary rights. Some of the Company’s proprietary information may not be patentable.

Our management believes that certain aspects of the Perspective Therapeutics seed design and construction techniques are patentable innovations. These innovations resulted in a patent granted by the USPTO under Patent Number 7,410,458, in August 2008, with a currently expected expiration date in 2025. Certain methodologies regarding isotope production, separation, and seed manufacture are retained as trade secrets and are embodied in Perspective Therapeutics’ procedures and documentation. Four patents have been granted by the USPTO relating to methods of deriving Cesium-131 developed by Isoray employees: Patent Number 7,479,261, with a currently expected expiration date in 2027; Patent Number 7,531,150, with a currently expected expiration date in 2027; Patent Number 7,316,644, currently expected to expire in 2025; and Patent Number 7,510,691, currently expected to expire in 2027. One patent has been granted by the USPTO relating to a device for loading brachytherapy seeds: Patent Number 10,328,278, currently expected to expire in 2038. The Company has two patents that were issued on April 23, 2014 and are in force in Canada (Canada 2576907 and 2571349), both of which expire in 2025. The Company has three patents granted in the Russian Federation which expire at various times in 2024 and 2025. The Company has a single patent granted in each of the EU, Hong Kong, Netherlands and India which expire various times in 2024 and 2025. The Company has a patent application pending in the US and a single patent application filed for the Patent Cooperation Treaty. The Company is continuing its efforts to develop and patent additional methods of deriving Cesium-131 and other isotopes.

Research and Development

During the two and a half year period ended December 31, 2022, Perspective Therapeutics and its subsidiaries incurred approximately $5.3 million in costs related to research and development activities. The Company expects to continue ongoing research and development activities for the foreseeable future. Chief among R&D expenditures in the transition period were the support of clinical research studies that are accumulating data on prostate, brain and head and neck cancers, consulting, and new product development.

Government Regulation

The Company’s present and future intended activities in the development, manufacture and sale of cancer therapy products are subject to extensive laws, regulations, regulatory approvals and guidelines. Within the United States, the Company’s therapeutic radiological devices must comply with the U.S. Federal Food, Drug and Cosmetic Act, which is enforced by the U.S. Food and Drug Administration (FDA). The Company is also required to adhere to applicable FDA Quality System Regulations, also known as the Good Manufacturing Practices, which include extensive record keeping and periodic inspections of manufacturing facilities. The Company’s predecessor obtained FDA 510(k) clearance in March 2003 to market its Cesium-131 seed for the treatment of localized solid tumors and other malignant disease and Perspective Therapeutics obtained FDA 510(k) clearance in November 2006 to market preloaded brachytherapy seeds and in August 2009 for preloading flexible braided strands and bioabsorbable mesh. In July 2018, the Company obtained 510(k) clearance for the GammaTile™ Therapy which it subsequently transferred to GT Med Tech per the Collaborative Development Agreement executed in March 2017.

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

Seasonality

The Company believes that some seed implantation procedures are deferred around physician vacations (particularly in the summer months), holidays, and medical conventions and conferences resulting in a seasonal influence on the Company’s business. These factors cause a momentary decline in revenue which management believes is ultimately realized in prior or following periods. Because a material portion of the Company’s business is dependent on three customers (now two), physician practices or facilities, simultaneous or extended vacations by the physicians at these facilities or by our single largest physician whose total revenue alone represents a material portion of the Company’s business has caused and could continue to cause significant drops in the Company’s productivity during those reporting periods.

Employees

As of April 27, 2023, Perspective Therapeutics employed 91 individuals, of which 88 were full-time employees. 7 of which were hired in connection with the Merger. The Company’s future success will depend, in part, on its ability to attract, retain, and motivate highly qualified sales, technical and management personnel. From time to time, the Company may employ independent consultants or contractors to support its research and development, marketing, sales, accounting and administrative organizations. The Company’s non-exempt production and quality assurance employees have voted to join a union and the Company and the union bargaining team are negotiating a collective bargaining unit. As of April 27, 2023, the Company employed seven direct sales people.

Competition

The Company competes in a market characterized by technological innovation, extensive research efforts, and significant competition. In general, the Perspective Therapeutics Cesium-131 brachytherapy seed competes with conventional methods of treating localized cancer, including, but not limited to, all forms of prostatectomy surgery and external beam radiation therapy which includes intensity modulated radiation therapy, stereotactic radiosurgery and proton therapy, as well as competing permanent and temporary brachytherapy devices.

Management believes the Company’s patented Cesium-131 separation process is likely to provide a sustainable competitive advantage and maintain the Company as the sole producer of medical Cesium-131. Production of Cesium-131 also requires specialized facilities that represent high cost and long lead time if not readily available. In addition, a competitor would need to develop a method for isotope attachment and seed assembly, would need to conduct testing to meet NRC and FDA requirements, and would need to obtain regulatory clearances before marketing a competing device. Best Medical received FDA 510(k) clearance to market a Cesium-131 seed on June 6, 1993, but to date, almost thirty years later, have not produced any Cesium-131 products for sale.

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

Business of Viewpoint Molecular Targeting, Inc.

Overview

Viewpoint Molecular Targeting, Inc. (“Viewpoint”) is a clinical-stage precision oncology company focused on developing next-generation alpha therapies. Viewpoint is developing a pipeline of radiotherapies designed to deliver powerful alpha radiation directly to cancer cells utilizing specialized targeting peptides. Viewpoint is also developing complementary diagnostics that utilize the same targeting peptide to provide the opportunity to understand which patients may respond to its targeted therapy.

Radiotherapy is a proven pillar of cancer treatment but has historically lacked precision. By precisely delivering alpha radiation directly to cancer cells, Viewpoint believes the power of radiotherapy can be realized while reducing the off-target effects.

Through the use of proprietary, specialized targeting peptides, Viewpoint is able to diagnose and then deliver a powerful alpha-particle radiotherapy directly to the tumor, while potentially limiting damage to healthy tissue.

Utilizing a radioactive imaging agent that emits gamma rays, lead-203 (Pb-203 or 203Pb), connected to a specific targeting peptide, Viewpoint has the ability to diagnose the tumor. Following diagnosis, Viewpoint links its alpha(a)-particle radioactive isotope, lead-212 (Pb-212 or 212Pb), to the same targeting peptide to treat and potentially kill the tumor. This two-step, personalized medicine approach, as depicted below, offers the ability to understand which patients may respond to its therapy and potentially improve efficacy while minimizing toxicity associated with many other types of cancer treatments.

Viewpoint image-guided Targeted Alpha Therapies (“TAT”) leverage a specialized targeting peptide to deliver cancer-killing Pb-212 directly to the tumor. Targets are carefully selected to ensure they are overexpressed on cancer cells and minimally expressed on normal healthy cells. When the peptide is radiolabeled with Pb-203, the patient can be imaged (i.e., SPECT/CT) to reveal cancer cells in the body. When the peptide is radiolabeled with Pb-212, the target-peptide binding delivers powerful, yet locally deposited, cancer-killing alpha-particle radiation directly to cancer cells. This targeting mechanism allows for maximized therapeutic effects while minimizing off-target toxicities and may be used as a monotherapy or in combination with other precision treatments, such as targeted intracellular pathway inhibitors and immune checkpoint inhibitors.

Viewpoint’s initial product candidate, VMT-α-NET, is in development for the treatment and diagnosis of neuroendocrine tumors (NETs), which represent over a $5 billion market opportunity (when measuring the combined 2019 sales for Affinitor ($1.5B), Lutathera ($400M), Sandostatin ($1.6B), Sutent ($1B), Somatuline ($700M) and Azedra ($2M). Using a specialized peptide, VMT-α-NET is designed to target and bind to the somatostatin receptor subtype 2 (SSTR2) on tumor cells. As a diagnostic, Viewpoint links Pb-203, a radioactive imaging agent that emits gamma rays, to its SSTR2-targeting peptide. Through the use of imaging scans, Viewpoint is able to characterize the tumor to confirm the patient’s cancer expresses SSTR2. This confirms the patient may be a candidate for treatment. As a therapeutic, Viewpoint links Pb- 212, its alpha-particle radioactive isotope, to the same SSTR2 targeting peptide which has been shown to bind to the cancerous cell, to treat and potentially kill the tumor.

Viewpoint’s therapeutic [212Pb]VMT-α-NET has demonstrated outstanding efficacy in preclinical studies using a mouse model of NETs, whereby [212Pb]VMT-α-NET significantly inhibited tumor growth and significantly improved survival compared to untreated mice controls.

Viewpoint’s diagnostic [203Pb]VMT-α-NET has demonstrated outstanding SPECT/CT imaging and tumor contrast in multiple preclinical studies using mouse models of tumors expressing SSTR2, whereby [203Pb]VMT-α-NET has shown an 8-fold improved tumor uptake with decreased kidney retention as compared to Pb-203 radiolabeled DOTATOC. DOTATOC is an established targeting compound for imaging SSTR2 expressing NETs when radiolabeled to PET isotopes.

Viewpoint’s first-in-human experience with [203Pb]VMT-α-NET imaging occurred at the University of Ulm in Dresden, Germany in 2021 in a patient with metastatic and refractory gastrointestinal NET. This study was performed based on compassionate use. Imaging from this study using of [203Pb]VMT-α-NET revealed favorable properties, including rapid tumor accumulation, rapid renal clearance, and excellent tumor retention as seen by SPECT/CT imaging at 22 hours with high tumor conspicuity. There were no adverse signs or symptoms attributed to the imaging tracer. The pharmacokinetic and biodistribution properties of the imaging agent, based on medical physics analysis, suggest the potential for the chemically identical therapeutic agent, [212Pb]VMT-α-NET, to be administered without concurrent renal protective amino acid infusion in radiotherapy naïve patients. This would be a clinically relevant point of differentiation from the current practice using approved radiopharmaceutical products for NETs.

An investigator-initiated phase I imaging trial of [203Pb]VMT-α-NET is expected to begin at the University of Iowa to investigate the feasibility of using the agent to enable personalized, image-guided therapy dose calculations for [212Pb]VMT-α-NET therapy in patients with recurrent NETs after treatment with approved radiopharmaceutical therapy. An Imaging IND is open for this trial and IRB approval has been obtained. Viewpoint expects provisional results in the first half of 2023 but there is no assurance this schedule will be met.

In August 2022 Viewpoint received a “safe to proceed” decision on an Investigational New Drug (“IND”) application with the U.S. Food and Drug Administration (“FDA”) to evaluate [212Pb]VMT-α-NET therapy under IND #160357. The indication of the opening study is treatment of advanced SSTR2 positive NETs patients who are progressing on, symptomatic on, or intolerant of approved non-radiological therapies. On September 29, 2022, Viewpoint received Fast Track Designation for this product based on preclinical data for the indication of SSTR2 positive NETs regardless of prior treatment response. Viewpoint plans to initiate a Phase I/IIa first-in-human clinical trial for [212Pb]VMT-α-NET at clinical sites in the U.S., including the Mayo Clinic Rochester, the University of Iowa, Washington University St. Louis, and up to 18 other clinical sites. This study is intended to utilize a mTPI-2 (modified Toxicity Probability Interval) dose-ranging design to evaluate approximately 10 – 32 adult subjects with unresectable or metastatic NETs of gastrointestinal, lung, adrenal or neural tissue origin. The primary endpoints of this study are safety and tolerability, determination of a recommended dose for subsequent study, and determination of pharmacokinetic (PK) properties. Secondary endpoints are overall response rate by RECIST v.1.1, progression free survival by RECIST v.1.1, and overall survival. Viewpoint expects to commence enrollment in Q2/3 of 2023 but there is no assurance this schedule will be met.

Viewpoint’s second product candidate, VMT01, is in development for the treatment and diagnosis of metastatic melanoma, which represents over an $8 billion market opportunity (as measured by the combined 2019 sales for Opdivo, Yervoy ($4.1B), Keytruda ($2.5B), Taflinar+Mekanist ($1.5B) and Zellboraf, Cotellic ($270M) and by review of market research by Grandview Research, Inc., and a ForeSight Niche Assessment. Using a specialized peptide, VMT01 is designed to target the melanocortin 1 receptor (MC1R) on tumor cells. As a diagnostic, Viewpoint either links Pb-203 or Gallium-68 to its MC1R-targeting peptide. These two imaging tracers are suitable for SPECT and PET imaging, respectively. Through the use of the imaging scans, Viewpoint is able to characterize whether the patient’s cancer expresses MC1R. This confirms the patient may be a candidate for treatment. As a therapeutic, Viewpoint links Pb-212 to the same MC1R targeting peptide which has been shown to bind to the cancerous cell, to treat and potentially kill the tumor. The melanoma program focuses primarily on development of the therapeutic compound. The rationale for the development of two imaging tracers is to provide flexibility in imaging a molecular target for which a validated and approved imaging tracer does not exist. Further commercialization of one or both of these imaging tracers will follow a separate regulatory path from the therapeutic and will proceed based on the potential for utility after a therapeutic efficacy signal is identified.

In 2020, Viewpoint filed an IND application with the FDA to evaluate [203Pb]VMT01 and [68Ga]VMT01 imaging in adults with advanced stage melanoma under IND #152145, which was given a safe to proceed designation on August 21, 2020. Viewpoint completed evaluating [203Pb]VMT01 and [68Ga]VMT01 in a first-in-human Phase 1 imaging study conducted at the Mayo Clinic in Rochester, MN. This study utilized a cross-over design where 6 subjects with Stage IV unresectable melanoma were imaged. The primary endpoints of this study are safety and biodistribution and secondary endpoints are molecular target validation and image quality. Viewpoint has finished enrolling subjects in the study and expect provisional results in the middle of 2023 but there is no assurance this timing will occur. Positive imaging of MC1R was seen in a subset of patients using both agents, and no treatment related adverse events have been observed to date.

On January 21, 2022, Viewpoint received an IND safe to proceed letter from the FDA to evaluate [212Pb]VMT01 in patients with advanced and progressive melanoma. Viewpoint expects to commence enrollment in the middle of 2023. The opening study under this IND is a Phase I/IIa clinical trial at the Mayo Clinic Rochester, the University of Iowa, University of Wisconsin Madison, and up to 12 additional sites in the U.S. This study is intended to utilize a mTPI-2 (modified Toxicity Probability Interval) dose-ranging design to evaluate approximately 10 – 32 adult subjects with unresectable or metastatic melanoma who have progressed on at least 1 approved first-line therapy. The primary endpoints of this study are safety and tolerability including determination of the MTD or MFD (maximal feasible dose), and determination of anti-tumor efficacy in terms of objective response rate by RECISTS v.1.1. Secondary endpoints are duration of response by RECIST v.1.1, progression free survival by RECIST v.1.1, overall survival, and pharmacokinetic properties. Viewpoint expects to commence enrollment in Q2 of 2023 but there is no assurance this schedule will be met.

Additionally, Viewpoint has developed a proprietary isotope generator, VMT-α-GEN, to deliver its therapeutic isotope Pb-212 for supply to patients. Viewpoint has received licensing to operate from the Nuclear Regulatory Commission and entered into a 10-year feedstock contract with the Department of Energy (“DoE”). Viewpoint has received from the DoE feedstock shipments of Thorium-228 that VMT-α-GEN uses to generate Pb-212. Viewpoint has scaled manufacturing of VMT-α-GEN available for research purposes that Viewpoint believes will facilitate its alpha therapy clinical trials. Viewpoint believes that by controlling the therapeutic isotope supply it can solve the many supply-chain risks that have slowed alpha-particle therapy clinical adoption to date.

Viewpoint believes Pb-212 is an optimal therapeutic isotope as compared to currently commercially available radiopharmaceuticals as well as other alpha therapies in development. With a half-life of 10.6 hours, Pb-212 is ideally suited to deliver powerful alpha-particle therapy to cancerous tumors, while representing a lower risk for off-target unintended effects. The decay properties of the Pb-212 isotope and the rapid excretion of drug that has not bound to the tumor target provides the potential for treatment on an outpatient basis.

Viewpoint’s TAT platform is highlighted by research and insights into the underlying biology of alpha-emitting radiopharmaceuticals as well as its differentiated capabilities in target identification, candidate generation, manufacturing and supply chain, and the development of imaging diagnostics. Viewpoint’s TAT platform was primarily developed over 15 years at the University of Iowa. Viewpoint believes that its TATs have the potential to be broadly applicable across multiple targets and tumor types and transform the treatment landscape of radiopharmaceuticals for the treatment of cancer.

Viewpoint’s next-generation radiopharmaceutical technology has been recognized by many prestigious organizations and has received numerous awards and grants. Over the past 9 years, through October, 2022, in excess of $13 million has been awarded to Viewpoint and over $4 million to Co-Founder Michael Schultz’s laboratory at the University of Iowa, to support its TAT development activities, including the advancement of preclinical diagnostic and therapeutic studies for both VMT-α-NET and VMT01, Phase I diagnostic clinical trials for both VMT-α-NET and VMT01, and its VMT-α-GEN in-house radioisotope production technologies. These grants have been received primarily from the National Institutes of Health (“NIH”), National Cancer Institute (“NCI”), and state funded programs.

Targeted radiopharmaceuticals are drugs that contain a radionuclide payload and a targeting moiety, which are unstable elements that emit radiation and can be used to diagnose and treat cancers. To create targeted radiopharmaceuticals, radiation emitting medical isotopes are typically attached to targeting molecules, which are then administered via intravenous injection. Once administered, the radiopharmaceuticals selectively target tumor receptors that are unique to, or preferentially expressed on, cancer cells throughout the body. There are two main classes of therapeutic radiopharmaceuticals, which differ based on the types of particles that are emitted - beta emitting isotopes and alpha emitting isotopes. Beta emitting isotopes kill cancer cells primarily by creating free radicals that damage cellular machinery and cause single-stranded DNA breaks, which can be repaired by the cell. In contrast, alpha particles cause greater physical damage to cancer cells than beta particles, including multiple double- stranded DNA breaks, which are highly lethal. Alpha particles are larger (over 7,000-fold greater atomic mass) and have higher energy transfer rates than beta particles. This higher energy transfer rate allows alpha particles to deposit a greater amount of tumor-killing energy over a short distance of one to five cells (<0.1 mm), compared to the relatively long distance of up to 200 cells (12 mm) for beta particles, allowing alpha particles to cause damage only to cancer cells in close proximity while reducing off-target radiation risk.

Targeted radiopharmaceuticals as a class have achieved clear clinical benefit over non-radioactive standard-of-care agents in the treatment of gastroenteropancreatic neuroendocrine tumors and castration resistant metastatic prostate cancer and they possess characteristics that many believe may improve upon the profiles of current antibody-drug conjugates (ADCs).

Two of the earliest antibody targeted radiopharmaceuticals, Bexxar, marketed by GlaxoSmithKline, and Zevalin, marketed by Acrotech Biopharma, LLC are beta emitting therapies whose market acceptance was hampered by several issues, including handling and administration difficulties, supply chain challenges and reimbursement complications. Next-generation radiopharmaceuticals that have overcome the challenges faced by first-generation radiopharmaceuticals have since been developed and approved. The first and only approved alpha emitting therapy, Xofigo, was approved in 2013 for the treatment of bone metastases associated with prostate cancer. Despite Xofigo’s use being limited to its approved label and its inability to be robustly connected to a targeting molecule, Xofigo has been widely adopted and used in over 1,100 sites in the U.S., with estimated worldwide sales of approximately $350 million in 2019. Another next-generation targeted radiopharmaceutical therapy that has been approved is Lutathera, a beta emitting therapy marketed by Novartis. Since its approval in 2018, annual worldwide sales of Lutathera reached $475 million in 2021(Novartis Annual Report 2022), despite only being approved for a subset of neuroendocrine cancers that affect the pancreas or gastrointestinal tract, known as GEP-NETs. Recently, in March 2022, Pluvicto, a beta emitting radioligand therapy marketed by Novartis, was approved to treat progressive, PSMA positive metastatic castration-resistant prostate cancer. Pluvicto is being further developed by Novartis for other prostate cancer indications.

Though market penetration has historically been limited, global biopharma companies, particularly Novartis, have increased their strategic presence in the field, and the potential successful launch and indication expansions of Pluvicto, may serve as a driver for the commercial viability of the broader class of radiopharmaceuticals.

Viewpoint is leveraging its proprietary TAT platform to build on the successes of currently available radiation therapies and create the next generation of precision oncology alpha radiopharmaceuticals. Viewpoint’s TATs are comprised of three components: (i) a targeting peptide, that is designed to selectively target receptors that are unique to, or preferentially expressed on, cancer cells throughout the body; (ii) the alpha emitting medical isotope Pb-212, designed to kill cancer cells, that is encased in its proprietary lead specific chelator; and (iii) its proprietary linker that attaches the targeting molecule to the radioactive payload.

Viewpoint believes that its TAT platform and product candidates, if approved, could provide several potential advantages over currently available radiopharmaceuticals, including:

●	enhanced tumor-killing power by using Pb-212 alpha particle radiation in an outpatient setting;

●	ability to use multiple targets and classes of targeting molecules;

●	broad applicability across multiple tumor types, including NETs, metastatic melanomas, and other cancers;

●	increased tolerability and therapeutic window associated with its lead-based TATs;

●	exploitation of multiple mechanisms of action, including direct DNA damage and an alpha particle- mediated enhanced anti-tumor immune response;

●	an established manufacturing process and supply chain using its proprietary VMT-α-GEN isotope generator; and

●	ability to use its Pb-203 imaging diagnostics to enrich its targeted patient populations and determine treatment therapeutic suitability.

Viewpoint believes the multiple mechanisms of action of its TATs may give them the ability to treat hard-to-treat tumors and the potential to work synergistically with other approved oncology therapies. The primary mechanism of action of Pb-212 is direct cell damage through the induction of multiple double-stranded DNA breaks. A secondary mechanism, which would likely expand the effective direct cell kill range of the alpha particles, is referred to as the Bystander Effect. This effect has been shown to be as significant to the overall efficacy in killing cancer cells as the direct DNA breaks. The Bystander Effect has been shown to propagate alpha particle-induced cell death from irradiated dying cells to kill adjacent non-irradiated cells up to 1,000 um away in a three-dimensional solid tumor model.

Viewpoint’s Pipeline

Viewpoint is leveraging its TAT platform to advance a pipeline of alpha-based therapeutic programs to treat various cancers. The figure below details its current pipeline of TATs. Viewpoint retains global development and commercialization rights to all its product candidates.

Figure 2. Developmental Pipeline

Viewpoint’s Strategy

Viewpoint’s goal is to advance innovative precision medicines for the treatment of cancer by developing and commercializing its TATs. The key elements of its strategy are to:

Advance its initial drug candidate, VMT-α-NET through clinical development for the treatment of neuroendocrine tumors expressing SSTR2. [203Pb]VMT-α-NET is in an ongoing diagnostic Phase 1 clinical trial in patients with SSTR2 positive NETs. Viewpoint has received FDA approval to enter into an open label Phase 1 therapeutic trial to assess [212Pb]VMT-α-NET safety, tolerability and pharmacokinetics as well as to identify the Maximum Tolerated Dose (MTD) and the recommended Phase 2 dose in patients with SSTR2 positive NETs who have not received prior radiotherapy. Secondary endpoints are efficacy by imaging criteria, best and overall response, progression free survival and overall survival. This trial includes patients with NETs of gastrointestinal, pancreatic and lung origin, as well as pheochromocytoma and paraganglioma. Viewpoint has received a Fast Track designation from the FDA under this investigational new drug application (IND). Viewpoint intends to leverage this accelerated approval pathway to design and seek approval for an adaptive registrational trial as data becomes available in the dose escalation study. This strategy, which is commonly employed for drugs showing effectiveness in life-threatening oncological disease states, has the opportunity to provide a clear path to a New Drug Application (NDA) and commercial approval in one more NET cancer subtypes without first executing a classic phase 3, double-blind, randomized and placebo-controlled phase 3 trial. As information on the tolerability and radiation exposure to normal tissues is defined in its Phase I/IIa study, Viewpoint intends to seek approval for expanding its indication to patients who have received prior radiotherapy and are experiencing recurrence.

Advance its second drug candidate, [203/212Pb]VMT01 through clinical development for the treatment of melanoma tumors expressing MC1R. [203Pb]VMT01 and [68Ga]VMT02 imaging tracers are in an ongoing diagnostic Phase 1 clinical trial in patients with stage IV metastatic melanoma. Viewpoint has received an IND safe to proceed letter from the FDA to evaluate the therapeutic, [212Pb]VMT01, in patients with advanced and progressive melanoma. Viewpoint expects to commence enrollment in the first half of 2023. The opening study under this IND is a Phase I/IIa trial utilizing a modified 3+3 dose-ranging design to evaluate approximately 30 subjects with previously treated inoperable Stage III and stage IV melanoma. The primary endpoints of this study are safety and tolerability, determination of a recommended dose for subsequent study, and tumor targeting as determined by imaging. Secondary endpoints are efficacy by imaging criteria, best and overall response, progression free survival and overall survival. Viewpoint may design and seek approval for an adaptive registrational trial in refractory or uveal melanoma as data becomes available in the dose escalation study. However, [212Pb]VMT01 has shown strong synergy with immune-oncology (IO) drugs including PD-1 and CTLA-4 inhibitors in preclinical studies. Viewpoint intends to present this information to the FDA in a Fast Track Application for use of [212Pb]VMT01 in combination with one or more IO drugs as first-line therapy of inoperable stage III or stage IV melanoma, thus creating opportunity for parallel paths to approval.

Continue to leverage its TAT platform to expand its pipeline of product candidates. Viewpoint’s technology allows it to create novel TATs by combining Pb-212 encased within its Pb specific chelator (PSC) with a wide variety of targeting peptides and other delivery vehicles. Targeting molecules can come from discontinued programs, novel molecules currently in development, approved molecules or other proprietary targeting agents. As such, Viewpoint is continuously evaluating opportunities to acquire or in-license additional new targeting molecules that Viewpoint believes can be utilized with its platform to create a potent alpha therapeutic agent. Viewpoint is leveraging its platform to progress its existing product candidates into clinical development for additional indications, including breast, prostate and pancreatic cancers, as well as the development of new product candidates.

Expand the potential of its product candidates in additional indications and as combination therapies in current and additional indications. SSTR2, the molecular target of [212Pb]VMT-α-NET, is overexpressed on a number of cancers that are not classified as NETs, including meningioma and neuroblastoma. Both of these cancers can be difficult to treat when advanced and inoperable, but this is especially true for advanced neuroblastoma, a rare and orphan pediatric disease that is one of the most morbid of pediatric cancers. Viewpoint intends to prioritize seeking regulatory approval to test [212Pb]VMT-α-NET in advanced pediatric neuroblastoma as soon as adult experience in NETs provides a basis for determining safety and tolerability. Viewpoint will leverage the unique capability of [203Pb]VMT-α-NET quantitative imaging to arrive at individualized [212Pb]VMT-α-NET starting doses for the children by calculating the expected radiation delivery to the tumors and normal tissues before treatment begins.

In preclinical studies, Viewpoint also observed a synergistic effect on anti-tumor activity when its TATs are used in combination with approved checkpoint inhibitors. Viewpoint believes that the synergies it has observed could expand the addressable patient populations for [212Pb]VMT01 and allow for potential use in earlier lines of treatment, if approved, after completing the initial evaluation of [212Pb]VMT01 in a relapsed or refractory patient population. Viewpoint is currently evaluating [212Pb]VMT01 in preclinical studies in combination with approved checkpoint inhibitors and DDRIs, such as PARP inhibitors. Viewpoint may also explore other combination therapies that Viewpoint believes may improve response rates in IO responsive tumors as compared to monotherapies of approved oncology therapeutics across its development pipeline.

Utilize a precision medicine approach by leveraging its imaging diagnostics. In order to enrich the patient population for its trials, Viewpoint created an imaging analogue of each of its product candidates by replacing Pb-212 with the radioactive imaging isotope Pb-203 while retaining the same targeting peptide. This allows Viewpoint to assess the uptake of the imaging isotope into the targeted tumor and radiation doses to key organs. Using this data, Viewpoint is able to enroll only those patients who meet predefined tumor uptake and dosimetry standards and are therefore more likely to respond to treatment. Viewpoint believes this strategy will allow them to enrich the patient population of its clinical trials and enable the use of a precision medicine approach for the treatment of multiple tumor types.

Continue to strengthen and scale its internal manufacturing capabilities. Viewpoint believes the quality, reliability and scalability of the manufacturing process for its product candidates will be a core competitive advantage and better enable its long-term success. Viewpoint has developed its proprietary VMT-α-GEN isotope generator to deliver its therapeutic isotope Pb-212 for supply to patients. Viewpoint has received licensing to operate from the Nuclear Regulatory Commission and entered into a 10-year feedstock contract with the DoE for Thorium-228 that VMT-α-GEN uses to generate Pb-212. Viewpoint has scaled manufacturing of VMT-α-GEN available for research purposes and are developing its manufacturing capabilities in an effort to support the clinical development of its drug candidates. Viewpoint believes that by controlling the therapeutic isotope supply Viewpoint can solve the many supply-chain risks that have slowed alpha-particle therapy clinical adoption to date. Viewpoint plans to continue to invest resources to further develop its internal manufacturing process and capabilities.

Background of Radiation-Based Therapies and Radiopharmaceuticals

External beam radiation, or ExB, is one of the most widely used treatments for cancer, with approximately 50% of all cancer patients receiving radiation therapy during the course of treatment. To deliver ExB, a radiation therapy device is used to aim a beam of ionizing radiation into the tumor to kill cancer cells. Based on advances in radiation technology, ExB is highly effective in killing cancer cells and this treatment modality contributes towards approximately 40% of curative treatment for cancer. However, despite the successes of ExB treatment, only a limited number of sites in the body can be irradiated at any time by this treatment due to the off-target effects of radiation that can damage normal tissues. In addition, not all types of cancers can be treated with ExB, as certain organs or tumor types may be difficult to access with radiation beams. As a result, ExB use has generally been restricted to treating localized tumors and is not typically used as a monotherapy to treat patients who have metastatic disease.

Evolution of Radiopharmaceuticals

Radiopharmaceuticals have been developed as a way to precisely apply the tumor-killing power of radiation to a wider array of cancers, including for patients who have metastatic disease. Radiopharmaceuticals are drugs that contain medical isotopes, which are unstable elements that emit radiation and can be used to diagnose and treat cancers. To create radiopharmaceuticals, radiation emitting medical isotopes are typically attached to targeting molecules and administered via intravenous injection. Once administered, the radiopharmaceuticals selectively target tumor antigens that are unique to, or preferentially expressed on, cancer cells throughout the body. Currently available targeted radiopharmaceuticals have demonstrated the ability to simultaneously bind to and kill multiple tumors.

Alpha vs. Beta Radiopharmaceuticals

There are two main classes of therapeutic radiopharmaceuticals, which differ based on the types of particles that are emitted - beta emitting isotopes and alpha emitting isotopes. Historically, due to the readily available supply of beta emitting isotopes and the better understanding of their chemistry and biology, they were more widely used than alpha emitting isotopes. As a result, first-generation targeted therapeutic radiopharmaceuticals were based on beta emitting isotopes, which kill cancer cells primarily by creating free radicals that damage cellular machinery and cause single-stranded DNA breaks, which can be repaired by the cell. As a result, certain cancers are refractory to beta particle-based radiopharmaceutical treatment. Products based on beta emitting isotopes have been developed successfully, but as the development of radiopharmaceuticals continued to evolve, a deeper understanding of the potential of alpha emitting isotopes for treating cancer has emerged.

Compared to beta particles, alpha particles cause greater physical damage to cancer cells, including multiple double-stranded DNA breaks, for which there is no viable resistance mechanism, unlike in the case of single- stranded DNA breaks. Double-stranded DNA breaks are highly lethal, with even a single double-stranded break being sufficient to cause cancer cell death. Alpha particles are over 7,000 times more massive than beta particles with an approximately 4,000-fold higher energy transfer rate, providing alpha particles the advantage of depositing a high amount of tumor-killing energy over a short distance of one to two cells, compared to the relatively long distance of up to 12 mm for beta particles. The amount of energy produced by alpha particles is high enough such that only a small number of alpha particles are required to cause cell death. This feature, when combined with their short path length, enables alpha particles to cause damage only to cancer cells in close proximity, reducing the risk of off-target radiation and normal cell damage that can occur with beta particles. However, because of the short travel distance, alpha particles need to be delivered into or on the surface of tumor cells to achieve the desired therapeutic effect.

The graphic below is management’s illustration of the comparison of the key differences between beta particles and alpha particles.

Figure 3. Comparison of Radiobiological Effects by Radiation Type

* Molecule size and arrows representing travel distance shown for illustrative purposes only and not drawn to scale.

Commercially Available Radiopharmaceuticals

Two of the earliest antibody targeted radiopharmaceuticals, Bexxar, marketed by GlaxoSmithKline, and Zevalin, marketed by Acrotech Biopharma, LLC are beta emitting therapies whose market acceptance was hampered by several issues, including handling and administration difficulties, supply chain challenges and reimbursement complications. Next-generation radiopharmaceuticals that have overcome the challenges faced by first-generation radiopharmaceuticals have since been developed and approved. The first approved alpha emitting therapy, Xofigo, was approved in 2013 for the treatment of bone metastases associated with prostate cancer. Despite Xofigo’s use being limited to its approved label and its inability to be robustly connected to a targeting molecule, Xofigo has been widely adopted and used in over 1,100 sites in the U.S., with estimated worldwide sales of approximately $350 million in 2019 (https://www.bayer.com/media/en-us/). Another next-generation targeted radiopharmaceutical therapy that has been approved is Lutathera, a beta emitting therapy marketed by Novartis. Since its approval in 2018, annual worldwide sales of Lutathera reached $475 million in 2021, despite only being approved for a subset of neuroendocrine cancers that affect the pancreas or gastrointestinal tract, known as GEP-NETs (https://www.novartis.com/investors/financial-data/sec-filings.) Recently, in March 2022, Pluvicto, a beta emitting radioligand therapy marketed by Novartis, was approved to treat progressive, PSMA positive metastatic castration-resistant prostate cancer. Pluvicto is being further developed by Novartis for other prostate cancer indications.

Over the past decade the global radiopharmaceutical market has been growing rapidly. Radiotherapeutics have been projected to grow at CAGR of 39.1% from 2020-2025 and radiodiagnostics have been projected to grow at CAGR of 7.0% from 2020-2025 (Source: 2019 MEDraysintell Nuclear Medicine Report & Directory).

Viewpoint’s Lead-based Targeted Alpha Therapies Platform, Lead Specific Chelator and Peptide Linker Technology

Overview

Viewpoint is developing the next generation of precision targeted alpha therapies for oncology that have the potential to treat a large population of cancer patients across multiple tumor types, including those with metastatic disease. By leveraging its proprietary TAT platform, Viewpoint aims to develop alpha emitting radiopharmaceuticals that can be attached to targeting peptides to deliver the radioactive payload directly to difficult to treat tumors. The foundation of Viewpoint’s TAT platform is its PSC and peptide linker technology, which is designed to enable Viewpoint to connect Viewpoint’s alpha emitting isotope of choice, Pb-212, to a desired targeting peptide to deliver radiation directly to cancer cells. Unlike commercially available chelators and linkers, Viewpoint’s proprietary PSC and peptide linker has shown in preclinical studies the differentiated ability to promote enhanced clearance of the non-tumor localized Pb-212 payload without sacrificing the uptake of the alpha particle into the tumor. Rapid clearance of the alpha emitting isotope from normal tissues is important to enhance tolerability and widen the therapeutic window of Viewpoint’s product candidates.

Viewpoint’s platform generates TATs that are comprised of three components: (i) a targeting peptide that is designed to selectively target ligands that are unique to, or preferentially expressed on, cancer cells throughout the body; (ii) the alpha emitting medical isotope Pb-212 designed to kill cancer cells; and (iii) Viewpoint’s proprietary linker that attaches the targeting molecule to the radioactive payload.

Viewpoint utilized its TAT platform to discover, design and develop its initial programs, VMT-α-NET, and VMT01, which are currently in an ongoing diagnostic Phase 1 clinical trials, and Viewpoint plans to continue to leverage its platform to assess the potential of and develop multiple additional pipeline programs.

Viewpoint’s TAT Platform

Lead-based Radiotherapies

Viewpoint believes Pb-212 is an optimal therapeutic isotope as compared to currently commercially available radiopharmaceuticals as well as other alpha therapies in development. With a half-life of 10.6 hours, Pb-212 is ideally suited to deliver powerful alpha-particle therapy to cancerous tumors, while representing a lower risk for off-target unintended effects and has the potential for treatment on an outpatient basis.

Pb-203 (Lead-203)

Pb-203 is a gamma-emitting nuclide that acts as the diagnostic in Viewpoint’s innovative theranostic approach. Pb-203 has a long enough half-life to facilitate radiopharmaceutical preparation and gamma-ray imaging (e.g., SPECT or planar gamma camera) at time points up to 24 hours, and potentially 48 hours post-administration. The ability to collect data on the biodistribution of Pb-203 over this period allows for a more detailed understanding of tumor and other organ accumulation, retention, and clearance that can be used as part of a treatment planning process for determining appropriate administered radioactivity levels of Pb-212 for alpha-particle therapy.

Pb-212 (Lead-212)

Pb-212 is an alpha-emitting nuclide that acts as the therapeutic in Viewpoint’s innovative theranostic approach. The higher linear-energy transfer (LET) of alpha-particles, compared to beta particles, results in an increased incidence of double-strand DNA breaks and improved localized cancer-cell damage. Pb-212 has a half-life of 10.6 hours, which Viewpoint believes provides many significant advantages over other radiotherapies, including faster clearance and the potential for reduced off-site toxicity. Its decay chain includes the short-lived isotopes bismuth-212, polonium-212 and thallium-208, which all emit either alpha or beta during decay over about another hour. The end of the decay chain is the stable element lead-208.

In order to maximize the potential clinical benefit of radiopharmaceuticals to patients and minimize potential toxicity issues, Viewpoint believes that TATs must selectively localize and remain within the tumor while the portions of the TAT that are not localized within the tumor are rapidly cleared from the body. Nearly 15 years of work by Viewpoint’s co-founder Dr. Michael Schultz and colleagues at the University of Iowa and Viewpoint resulted in Viewpoint’s proprietary TAT, PSC and peptide linker technology to enable the delivery of isotopes to tumor cells while simultaneously promoting enhanced clearance of the non-tumor localized isotopes.

Due to the short half-life of Pb-212 and the small size of the compounds, when Viewpoint’s TATs are not bound to targeted cancer cells they rapidly clear from the body through the urinary system, along with any isotopes bound to the linker. This results in lower total body radiation exposure when compared to radiopharmaceuticals designed with longer lived isotopes or larger molecular weight targeting moieties such as antibodies or antibody fragments. Viewpoint believes that its TATs ability to promote clearance without compromising the tumor’s uptake of the alpha particle overcomes a longstanding challenge of radiopharmaceutical drug development.

Viewpoint’s Choice of Alpha Emitter—Pb-212

Although there are many alpha emitting isotopes, Viewpoint believes that the ideal therapeutic isotope should emit alpha particles in rapid succession in order to maximize damage to cancer cells and increase efficacy. Viewpoint is developing its TATs with Pb-212 due to its unique decay chain and half-life properties. In particular, the Pb-212 decay chain gives off a beta emission that does not break the chemical bonds of the chelator, followed approximately 30 minutes later by alpha emissions in rapid succession by branched decay, maximizing the damage to the DNA of tumor cells before ultimately becoming a non-radioactive isotope. Although some other alpha emitting isotopes, such as 225Ac and Thorium-227, have longer half-lives, Pb-212 benefits from a half-life of 10.6 hours and a more rapid decay profile that maximizes the energy density inside the cancer cell, which Viewpoint believes enhances tumor-killing power.

Alpha particles kill tumors through multiple mechanisms. The primary mechanism of action is direct cell damage through the induction of multiple double-stranded DNA breaks. As alpha particles traverse the nucleus of a cell, they create a linear track of direct chromosomal damage, leaving behind multiple clusters of double-stranded DNA breaks. These direct alpha particle hits induce cell kill up to a distance of 100 µm, which is equal to a depth of a few cells. A secondary mechanism, which would expand effective direct cell kill range of the alpha particle, is referred to as the Bystander Effect. This effect has been shown to be as significant to the overall efficacy in killing cancer cells as the direct DNA breaks. The Bystander Effect has been shown to propagate alpha particle-induced cell death from irradiated dying cells to kill adjacent non-irradiated cells up to 1,000 µm away in a three-dimensional solid tumor model. A third mechanism by which alpha particle therapy enhances the body’s own anti-tumor immune response is less well understood but has been widely observed and reported. In Viewpoint’s own preclinical studies, Viewpoint has observed a vaccine-like effect that prevented the regrowth of tumors upon re-challenge. This is an area of ongoing investigation by Viewpoint and the international scientific community. Our findings are reported by Viewpoint senior scientist Dr. Mengshi Li, et.al. in the peer-reviewed journal Cancers 2021, 13: 3676, 2021.

Viewpoint’s Chemistry and Biology Expertise with Pb-212

Viewpoint believes that its experience working with alpha emitting radiopharmaceuticals positions Viewpoint to build on the success of currently approved radiopharmaceuticals. By utilizing the advantages of Pb-212 and its proprietary chelator, Viewpoint has the ability to develop next-generation radiopharmaceutical therapies. Pb-212 has complex chemistry and requires extensive experience and expertise to develop and properly characterize Pb-212 radiopharmaceuticals with regard to the required tumor targeting, shelf-life, in vivo stability and potential for commercial-scale manufacturing. For example, the high energy emitted from Pb-212 can cause product candidates to prematurely degrade. Viewpoint believes they have the experience and know-how to develop molecules and formulations of Pb-212 to maximize the shelf-life of its product candidates and allow for regional production and distribution. In addition to a deep understanding of the chemistry of Pb-212, Viewpoint has differentiated knowledge of the underlying biology of Pb-212 and its mechanisms of directly damaging the DNA of tumors through single and double-stranded DNA breaks, causing the Bystander Effect and using the immune system’s adaptive response to attack non-target expressing tumors in order to stimulate a vaccine effect.

Imaging Diagnostics

For each of its product candidates, Viewpoint creates an imaging analogue that utilizes the same linker and targeting molecule but replaces Pb-212 with the radioactive imaging isotope Pb-203. This allows Viewpoint to assess uptake of the imaging analogue into the targeted tumor and to determine radiation doses to key organs. The imaging analogue versions of Viewpoint’s product candidates are leveraged in both preclinical and clinical development and are used to enrich the patient population in its clinical trials by identifying the patients and tumor types more likely to respond to therapy.

Manufacturing and Supply Chain Capabilities

Viewpoint has developed a proprietary isotope generator, VMT-α-GEN, to generate and deliver its therapeutic isotope Pb-212 for supply to patients. Viewpoint has received licensing to operate from the Nuclear Regulatory Commission and has developed a long-term supply chain to receive feedstock of Thorium-228 from producers, such as the DoE, that VMT-α-GEN uses to generate Pb-212. Viewpoint also has contracts with various OEM manufacturers to manufacture certain components of its VMT-α-GEN generator.

Viewpoints assembles and manufactures its finished radiopharmaceutical candidates by connecting Pb-212 to the targeting peptide with its proprietary linker technology. Currently, Viewpoint has scaled manufacturing of VMT-α-GEN for research purposes only, including supply for its clinical trials. Viewpoint is continuing commercial scale manufacturing development to manufacture and supply its finished product candidates to support its projected global clinical efforts, including those in Canada and the United States. Viewpoint also has internal manufacturing expertise, which facilitates rapid tech transfer to other third-party manufacturers, and extensive experience in managing the full supply chain for radiopharmaceuticals.

Product Programs

VMT-α-NET: A Targeted Alpha Therapy Targeting SSTR2

Viewpoint is leveraging its TAT platform to progress its initial product candidate, VMT-α-NET into clinical development. Viewpoint designed VMT-α-NET to target and deliver Pb-212 to tumor sites expressing somatostatin receptor subtype 2 (SSTR2), a protein that is overexpressed in neuroendocrine tumors (NETs) and other cancers.

Neuroendocrine tumors represent a heterogenous group of neoplasms that are being diagnosed at increasing frequency. Registry data from the U.S. Surveillance Epidemiology and End Results (SEER) Register shows an increase in reported cases of over 300% compared to the 35 years prior to 2016 (coincident with diagnostic advances). Improvements in surveillance and diagnostic techniques, such as colonoscopy and molecular imaging, have led to earlier detection that will continue to influence the treatment options chosen and ultimately may affect survival. As rare tumors, no routine preventive screening is practiced and unfortunately a substantial proportion of cases are advanced at the time of diagnosis. The median overall survival (OS) is currently 9.3 years, with large variations based on site and localization of disease. While low grade and/or localized disease amenable to surgical intervention carries a good prognosis in terms of OS, high grade and/or distant (metastatic) disease is worse with median survival rates typically measured in months. The serious condition being addressed are those NETs with locoregional and metastatic spread that carry a poor prognosis despite currently available therapies. Viewpoint believes there is a significant unmet medical need for improved tumor and symptom control with favorable safety profiles, which represents a $5 billion market opportunity when looking at combined 2019 sales for Affinitor ($1.5B), Lutathera ($400M), Sandostatin ($1.6B), Sutent ($1B), Somatuline ($700M) and Azedra ($2M) as reported by each of their marketing authorization holders.

Additionally, Viewpoint believes there is an opportunity for Orphan Drug Designations for VMT-α-NET for NET subtype indications. There is also potential for a priority review voucher if Viewpoint pursues the rare pediatric disease of advanced neuroblastoma as Viewpoint’s best path for drug approval after review of phase I trial data.

Clinical Studies of Pb-203-VMT-α-NET

203Pb]VMT-α-NET, has been administered to a single individual in a named-patient study at the University of Ulm, Germany at an activity dose of 224 MBq. No side effects were attributed to the investigational product and multi-timepoint whole body planar and SPECT/CT imaging demonstrated rapid tumor accumulation and renal clearance as well as excellent tumor retention at 21 hours with high tumor conspicuity.

[212Pb]VMT-α-NET as a Combination Therapy

No data is available on combination therapy to date.

VMT01: A Targeted Alpha Therapy Targeting MC1R

Overview of VMT01and VMT02

In addition, Viewpoint is leveraging its TAT platform to progress other product candidates, including VMT01, into clinical development. Viewpoint designed VMT01 to target and deliver Pb-212 to tumor sites expressing melanocortin 1 receptor (MC1R), a protein that is overexpressed in melanoma cancers. Viewpoint also designed two imaging surrogates, the chemically identical [203Pb]VMT01 for SPECT imaging and dosimetric calculations and [68Ga]VMT02, a PET imaging tracer, for patient selection. [68Ga]VMT02 utilizes the same targeting peptide as VMT01 but differs in having a chelator optimized for PET radiotracers (DOTA).

MC1R is a G-protein coupled receptor that has been investigated as a target for metastatic melanoma drug delivery due to its overexpression on the surface of melanoma cells and relative absence in normal cells. MC1R-targeted radiolabeled peptides have been used as delivery vehicles for delivering radiometals to melanoma tumors in preclinical models for diagnostic imaging and therapy, as well as in clinical imaging studies that demonstrated the ability to identify MC1R-positive tumors by Positron Emission Tomography (PET) imaging.

VMT01 and VMT02 peptides bind with high affinity and specificity to melanoma tumors (where MC1R is present) and do not bind to healthy cells (where MC1R is absent). Thus, the radioactive nuclide carried by the peptide is delivered primarily to tumor cells, while non-specific binding to healthy cells is minimal. Treatment is carried out in two stages. In the first stage (i.e., the diagnostic stage), [203Pb]VMT01 or [68Ga]VMT02 are administered for single-photon emission computed tomography (SPECT) or PET imaging, respectively. The decay of radionuclides 203Pb and 68Ga result in gamma radiation that can be detected by the imaging device. This detection can be used to pinpoint the presence of cancerous tumors expressing MC1R and illuminate the pharmacokinetic properties and biodistribution of the radiopharmaceutical. This information can be used to guide the second stage (i.e., the therapeutic stage) with [212Pb]VMT01, in which radionuclide 212Pb replaces 203Pb and 68Ga. [212Pb]VMT01 is designed to deliver alpha (α) radiation efficiently to melanoma tumors that express the MC1R receptor. This two-stage process is commonly referred to as image-guided receptor-targeted alpha-particle radionuclide therapy for cancer and is also referred to as a “theranostic” approach.

Nonclinical pharmacology, pharmacokinetics (PK), and toxicology studies utilizing in vitro and in vivo assays, SPECT and PET imaging, and histopathology were conducted by the sponsor to support the first-in-human (FIH) phase I/IIa clinical development of [212Pb]VMT01 per recommendations in the United States Food and Drug Administration (FDA) Guidance document titled “Oncology Therapeutic Radiopharmaceuticals: Nonclinical Studies and Labeling Recommendations Guidance for Industry”. Promising results have demonstrated an increase in progression-free survival, improvement in overall survival, and in some cases complete remission in mice bearing murine and human melanoma tumors. Viewpoint has also observed significant synergy with checkpoint inhibitors in animal models that are resistant to immunotherapy alone, and a subset of animals receiving the combination therapy demonstrate resistance to re-inoculation with naive melanoma cells.

Management believes that there are currently no FDA approved peptide-based receptor targeting approaches for the treatment of metastatic melanoma. The goal of the theranostic approach with [203Pb]VMT01 or [68Ga]VMT02 (diagnosis) and [212Pb]VMT01 (therapy) is to establish a new methodology to treat patients with MC1R-expressing tumors that has the potential to improve long-term outcomes.

Role of VMT01 in Advanced Melanoma Treatment

Melanoma is a cancer of the skin arising from uncontrollable growth of melanocytes, the melanin producing cells of the body. Melanoma generally originates on the epidermis (the outermost layer of skin). In rare instances, melanoma can originate in the eyes or mucosal membranes, as these are other locations where melanocytes are present. Metastatic melanoma is the result of melanoma that has progressed through the layers of skin, infiltrated the blood stream or lymphatic system, and traveled to other areas of the body to metastasize.

The worldwide incidence has been reported as 324,635 new cases in 2020 by GLOBOCAN, and the risk of melanoma increases as people age, with the average age of diagnosis being early to mid-60’s. Of considerable concern, melanoma incidence has evolved into one of the most common cancers observed in young adults under 30 years old (most notably in women). The disease is global, with particularly high incidences in North America, Northern Europe, New Zealand, and the highest occurring in Australia, where annual rates are more than twice that of North America. In the US, there are approximately 100,000 new diagnoses of melanoma annually and approximately 6,850 deaths annually from metastatic melanoma (source: cancer.org). In most cases, metastatic melanoma cannot be cured but treatment can support a longer life.

The National Cancer Institute’s Surveillance, Epidemiology, and End Results (SEER) Program estimates 84% of all melanoma cases in the United States are local disease, receiving surgical treatment followed by watchful waiting. Melanoma that has regional spreading (stage III) indicates spreading to nearby lymph nodes and accounts for 9% of cases, with a five-year survival of 65% reported in 2017. Metastatic melanoma is classified as stage IV, where melanoma has metastasized to distant organs, such as the brain, lungs, or liver, and contains any T or N value in the TNM staging system. Metastatic melanoma accounts for 4% of cases and carries a poor prognosis (five-year survival 30 % by SEER database 2022). Metastatic melanoma patients would benefit from a drug to address transient or metastatic disease, especially diffuse metastatic disease. Thus, metastatic melanoma is considered an orphan subset of melanoma and will be the intended target population for the drugs under development.

Leading treatments for metastatic melanoma are typically not curative. Treatments include immunotherapy to help the immune system recognize evading cancer cells, targeted therapy to interfere with known cancer processes, radiation therapy to kill cancer cells via high-energy X-ray or proton beams, and chemotherapy to attack rapidly dividing cancer cells. Immunotherapies and targeted mitogen-activated protein kinase inhibitor (MAPKi) cell therapies have improved outcomes, but low response rates, acquired drug resistance, and adverse side effects have limited quality of life for metastatic melanoma patients. The most dramatic improvements in response (combination therapies; up to 61%) have often been reported to lead to grade 3/4 adverse events and therapy discontinuation. Recurrence is common, with complex mechanisms of resistance that include altered oncogenic pathways, tumor heterogeneity, and enhanced DNA repair. Viewpoint’s TAT platform using [212Pb]VMT01 has the potential to overcome many of these resistance pathways. Viewpoint’s intent is to test the safety and tolerability of [212Pb]VMT01in previously treated patients who are experiencing progression or recurrence of disease as monotherapy and seek approval for testing in combination with first-line immunotherapies as soon as a preliminary safety profile is established, and regulatory approval is obtained. This general approach is shown in the context of the currently treatment algorithm for metastatic melanoma in Figure 14.

Pre-Clinical Studies, Development and Non-Clinical Studies

Information related to these studies and development can be found in Perspective Therapeutics’ Definitive Proxy Statement filed with the SEC on November 7, 2022.

Figure 14. VMT01 Clinical Strategy

Grants and Awards

Viewpoint’s next-generation radiopharmaceutical technology has been recognized by many prestigious organizations and has received numerous awards and grants in support of the development of its technology and products.

Viewpoint has benefited from Small Business Innovation Research (SBIR) awards of approximately $17 million through September 2022 from the National Institutes of Health and National Cancer Institute to Michael K. Schultz, PhD, Viewpoint’s co-founder and the Company’s Chief Innovative Officer, Frances L. Johnson, MD, Viewpoint’s co-founder and the Company’s Chief Operating Officer, and to Viewpoint’s principal collaborators at the University of Iowa. The table below summarizes key grant awards that have been peer-reviewed by expert panels at the National Cancer Institute.

Date	Type	Amount ($)	Principal Investigator	Summary Use
Sept. 2022*	SBIR Phase II	$2,000,000	Schultz	Image-guided dosimetry-based alpha particle therapy for neuroblastoma
Sept. 2022*	SBIR Phase II	$2,000,000	Schultz	Combining receptor-targeted alpha particle therapy and immunotherapy to achieve complete responses in metastatic melanoma
Sept. 2020	SBIR Phase II	$2,000,000	Schultz	Pharmacology/Toxicology for VMT-α-NET; GMP manufacturing of VMT-α-NET peptide and automation of VMT-a-GEN manufacturing
Sept. 2020	SBIR Phase II	$2,000,000	Schultz	Pharmacology/Toxicology for VMT01; GMP manufacturing of VMT01 peptide and scaling of automated VMT-a-GEN manufacturing for clinical deployment
Sept. 2019	NCI (SPORE Development)	$50,000**	Schultz	Use of radiosensitizers to enhance radionuclide therapy for NETs
Sept. 2019	SBIR Phase II	$2,000,000	Schultz & Johnson	Phase 1 dose ranging imaging clinical trial of VMT01 for metastatic melanoma at the Mayo Clinic
July 2019*	NCI	$2,500,000**	Schultz & Menda	Alpha particle targeted receptor targeted radionuclide therapy for neuroendocrine tumors
June 2019	SBIR Phase I	$300,000	Johnson	Receptor-targeted radionuclide therapy combined with immunotherapies to improve metastatic melanoma tumor response
Mar. 2019	NCI	$20,000**	Schultz	Theranostics for Pediatric Cancers: Steps toward clinical translation.
Aug. 2018	NCI (SPORE Developmental)	$25,000**	Schultz	Kidney protection strategies for Peptide-Receptor-Targeted Alpha-Particle Radiotherapy (PRRT) for NETs
Sept. 2017	SBIR Phase I	$2,000,000	Johnson	Systemic targeted radionuclide therapy for metastatic melanoma.
Sept. 2017	SBIR Phase I ICORPS Award	$50,000	Schultz & Johnson	Intensive NCI-directed commercialization acceleration workshop.
Jan. 2016	SBIR Phase I	$150,000	Johnson	Receptor targeted radionuclide therapy for metastatic melanoma.
Dec. 2015	NCI (SPORE Developmental)	$50,000**	Schultz	Image-Guided Peptide-Receptor-Targeted Alpha-Particle Radiotherapy (PRRT) for Children and Adults with Neuroendocrine and other Somatostatin Receptor Expressing Tumors
Oct. 2015	SBIR Phase I	$300,000	Johnson	Systemic targeted radionuclide therapy for metastatic melanoma
Sept. 2015	NCI SPORE	$1,250,000***	Schultz	New Approaches to improving the effectiveness of radionuclide targeted treatments in Neuroendocrine Tumors (NET)
May 2015	SBIR Phase I	$150,000	Schultz	Systemic Radionuclide Therapy for Metastatic Melanoma (subaward from Radiomedix).
* Ongoing Grant
**Grants awarded to Dr. Schultz’s laboratory at the University of Iowa ***The total grant amount was $10,250,000, of which $1,250,000 was granted to Dr. Schultz as Project 3 Leader.

Agreements and Collaborations

License Agreement with the University of Iowa

On June 5, 2018, Viewpoint entered into a license agreement, as amended on August 1, 2018, November 1, 2019, January 30, 2020, and June 12, 2020, with the University of Iowa Research Foundation (UIRF), for certain patent rights relating to: (i) the composition and use of peptide radiopharmaceutical drugs for the treatment of cancer alone or in combination with approved therapies (collectively, the “Patent Rights”). Viewpoint holds a worldwide exclusive license, with the right to sublicense, import, make, have made, use, provide, offer to sell, and sell all products derived from technology covered by the Patent Rights (the “Licensed Products and/or Process(es)”).

The UIRF License is a royalty-bearing license obligating Viewpoint to pay a percentage of proceeds received from sales of Licensed Products and/or Licensed Process(es) at a rate that Viewpoint believes is within market parameters for a newly organized preclinical development stage company. Viewpoint has also agreed to share a percentage of its proceeds that it derives from other agreements, like sublicense agreements, relating to Licensed Products and/or Licensed Process(es) that Viewpoint may enter into in amounts that it also believes are within market parameters for a newly organized preclinical development stage company. In addition to its obligation to pay royalties, Viewpoint has also agreed to pay UIRF a success fee on the execution of a liquidity event (or an initial public offering of its equity) in lieu of milestone payments, which Viewpoint believes is within market parameters for a like business. Viewpoint is also obligated to pay for past and ongoing intellectual property expenses.

The UIRF License commenced on June 5, 2018 (the “Effective Date”) and expires on the date of the last to expire Patent Rights, unless terminated earlier under the provisions thereof. Viewpoint has the right to terminate the UIRF License at any time upon ninety (90) days’ written notice to UIRF and the payment of a $10,000 Termination Fee. Each party has the right to terminate the UIRF License if the other party is in default or breach of any condition of the UIRF License with a right to cure any such breach within ninety (90) days from receipt of notice of such default or breach. Either party can also terminate the UIRF License if the other party voluntarily files for bankruptcy or other similar insolvency proceedings, makes a general assignment for the benefit of creditors, or is the subject of an involuntary bankruptcy petition. If Viewpoint fails to pay any sum that is due and payable to UIRF within ninety (90) days after receiving written notice of its default from UIRF, then UIRF has the option of terminating the UIRF License. UIRF may also terminate the UIRF License in the event Viewpoint, or any sublicensee brings any action against UIRF, unless such suit is for an uncured material breach or imminent threatened breach of the UIRF License Agreement.

Viewpoint is also required to procure liability insurance, naming UIRF as an additional insured, before it initiates any human testing or clinical trials and to maintain such insurance at least fifteen (15) years beyond the term of the UIRF License.

The UIRF License also obligates Viewpoint to meet certain performance and financial milestones.

If Viewpoint fails to meet these milestones, UIRF will have the right to terminate the UIRF License upon notice as provided in the UIRF License.

Intellectual Property

Viewpoint’s success depends, in part, on its ability to obtain and maintain intellectual property protection for its platform technology, product candidates and know-how, to defend and enforce its intellectual property rights, in particular, its patent rights, to preserve the confidentiality of its know-how and trade secrets and to operate without infringing the proprietary rights of others. Viewpoint seeks to protect its product candidates and technologies by, among other methods, filing U.S. and foreign patent applications related to its proprietary technology, inventions and improvements that are important to the development of its business. Viewpoint also relies on trade secrets, know-how, continuing technological innovation and in-licensing of third-party intellectual property to develop and maintain its proprietary position. Viewpoint, or its collaborators and licensors, file patent applications directed to its key product candidates in an effort to establish intellectual property positions to protect its product candidates as well as uses of its product candidates for the prevention and/or treatment of diseases.

As of December 31, 2022, Viewpoint exclusively licenses two issued U.S. patents, over 13 pending foreign patent applications and two pending international Patent Cooperation Treaty, or PCT, applications from the University of Iowa and has filed two provisional pending U.S. patent applications during the course of continuous new product development.

Viewpoint in-licensed a patent family with composition of matter and method claims directed to radiopharmaceutical cancer targeted compositions comprising chelating moieties, linkers and targeting moieties. Patent applications are pending in the United States and various foreign jurisdictions and regions including China, Canada, South Korea, India, Europe, and Australia.

From the University of Iowa, Viewpoint in-licenses patent applications with composition of matter and methods of use claims covering VMT-α-NET and its therapeutic and diagnostic use, along with structural claims for Viewpoint’s PSC with patent applications in the United States, and various other foreign jurisdictions and regions including Europe, Australia, Canada, India and China. Patent applications in this family, if issued, are expected to expire in approximately 17 years, without taking potential patent term extensions into account.

Additionally, from the University of Iowa, Viewpoint in-licenses one issued U.S. patent (US 11,179,484 B2) and one provisional pending U.S. patent application with composition of matter and methods of use claims covering VMT01 and its therapeutic and diagnostic use for treating melanoma, which are expected to expire in approximately fifteen years, without taking potential patent term extensions into account.

The very recent issuance of the VMT01 patent coincides with the completion of a clinical imaging trial which allowed Viewpoint to evaluate VMT01 against the value of a portfolio of patents in-licensed from the University of New Mexico. Positive results of its clinical trial in comparison to previously published clinical data on the use of the UNM patented compound allowed Viewpoint to issue a Notice of Termination for the portfolio, which represented a significant cost to the company and the IND for the use of VMT01 for clinical therapy of melanoma patients has received a safe to proceed designation (i.e., approval to conduct the trial) from the FDA. The issued U.S. patent with composition of matter and methods of use claims covering VMT01 and its therapeutic and diagnostic use for melanoma or other MCR1expressing tumors are expected to expire in approximately fifteen years, without taking potential patent term extensions into account.

Viewpoint has an active pipeline development program resulting in additional IP developments within the company. Viewpoint submitted two provisional applications in 2022 to support its programs and anticipate submission of applications for the next peptide-based radiopharmaceutical (compositions and methods patent applications) in 2023. Viewpoint anticipates new peptide-based radiopharmaceuticals provisional applications from its discovery laboratory on a rolling basis of approximately 18-24 month schedules, depending on the complexity of the target and molecular construct. Viewpoint intends to supplement this effort with in- licensing supported by an active collaborative grant program with academic centers around the globe. Examples include $4M (September 2022) in recent Small Business Innovation Research grants awarded in collaboration with University of Wisconsin, Nationwide Children’s Hospital, Boston Children’s Hospital, University of Iowa, and Beth Israel Deaconess Hospital. Viewpoint has pending grant applications with Kings College London, University of Alabama, Birmingham, and Stony Brook University. Viewpoint has added a collaboration with Seoul National University and Technical University Munich to expand the reach of the discovery program. All collaborations include appropriate confidentiality arrangements and material transfer agreements and documentation to protect Viewpoint’s intellectual property assets as well as establish a relationship to enable it to license intellectual property it identifies as valuable to it. These activities leverage a strong collaborative network established by Viewpoint to drive innovation and generate new intellectual property.

Manufacturing and Supply

For clinical supply, Viewpoint intends to primarily use third-party contract manufacturing organizations, or CMOs, which comply with the FDA’s current good manufacturing practices, or cGMP, for the manufacture and distribution of its drug substance. For the drug precursors and isotopes that comprise Viewpoint’s TAT platform, a variety of cGMP manufacturers have been engaged and qualified. Viewpoint procures chelator-modified peptide precursors from peptide manufacturers who are capable of producing cGMP precursor material. The imaging isotope 203Pb is procured from manufacturers with appropriate radiation handling licensing and shipped to its production site in Coralville, IA or to CMOs, while 68Ga, is produced on site at PET radiopharmacies that have access to this isotope and are capable of producing finished product. Therapeutic isotope 212Pb is supplied via Viewpoint’s proprietary 224Ra/212Pb generators, which are manufactured by a CMO. These generators can be shipped for final finished radiopharmaceutical production globally. Viewpoint has received safe to proceed designations for two therapeutic Investigational New Drug applications in which its generator was presented to the FDA for use in clinical trial manufacturing. Quality and stability testing for all of Viewpoint’s precursors is an ongoing process and there have been no quality or stability issues in its supply chain to date.

For discovery activities and early phase clinical testing, Viewpoint has established a cGMP manufacturing facility at its laboratories in Coralville, IA, to assemble the precursors into ready-to-use drug products. These facilities comprise approximately 2000 sq. ft. of wet laboratory facilities and a small GMP finished product facility equipped with appropriate air and temperature handling and monitoring to comply with GMP standards. Viewpoint has staff experienced in finished radiopharmaceutical manufacturing and shipping who will not only supply drug product for its near term activities, but will also perform technology transfer to the CMOs where the bulk of finished production radiopharmaceuticals will be accomplished. Viewpoint has obtained all appropriate radiation handling licensing to provide clinical doses for its phase I/II clinical trials. In addition, Viewpoint is capable of synthesizing peptides, chelators, and linkers in its facilities in Coralville and this capability enables it to perform research independently for pipeline development.

Short-list CMOs have locations that are strategically placed within major metropolitan areas that are within reach for delivery of Viewpoint’s radiopharmaceuticals for trials and ultimately for commercialization. Viewpoint is currently establishing a network of CMO’s across the United States and is transferring know-how and technology to these CMO’s to allow broader potential geographic coverage of radioactive products across its potential clinical trial sites.

Employees

As of the date of this Form 10-KT, Viewpoint had 27 full-time employees and 3 part-time employees. Viewpoint’s specialty consultants have been consistent members of its team, contributing to its key regulatory, clinical operations, data management and external relations activities. Viewpoint’s part time employees are all university students who are gaining work experience in laboratory or clinical science and business development. Of Viewpoint’s 27 full-time employees, 7 have Ph.D. or M.D degrees and 20 are engaged in research and development activities. These employees have been included in the total number of Perspective Therapeutic’s employees located on page 24. Viewpoint has grown its highly matrixed and cross-functional research and development team into functional groups that remain flexible but prepared to focus on the key areas of pipeline discovery, radiopharmaceutical production, clinical development, clinical operations, project and information management, executive management, finance, contracting and human resources.

As its development and commercialization plans and strategies develop, Viewpoint expects to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand its operations.

Facilities

Viewpoint’s headquarters are located at 2500 Crosspark Rd., Coralville, IA 52241 (BioVentures Center). Viewpoint leases two office facilities (20 individual offices) and two laboratory spaces. Eight offices and laboratory facilities are maintained at 2500 Crosspark Road on the University of Iowa Research Park. An additional 12 offices and conference space were leased at 2225 Mormon Trek Blvd, Iowa City, IA. The lease at 2225 Mormon Trek Blvd, Iowa City, IA ended on March 31, 2023. In total, Viewpoint leases and occupies approximately 5,000 square feet of office and laboratory space. In December 2022, Viewpoint completed the purchase of a 20,000 square-foot building located at 4125 Westcor Ct. Coralville, IA that has office and laboratory space.

Viewpoint’s facilities include a recently certified GMP radiopharmaceutical manufacturing laboratory (750 sq ft) for finished product radiopharmaceutical production. The wet labs have appropriate bench, hood, and radiochemistry equipment and a separate cell-culture room for all discovery lab pipeline development. The facilities at the BioVentures Center include wifi, internet connections, and shared data archive space on the University system as well as data integrity storage and backup provided by the University of Iowa Research Park. In addition, the lease at the BioVentures Center grants 24/7 access for Viewpoint employees to the University of Iowa core laboratories including the vivarium, small animal imaging facilities, pathology, microscopy, mass spectrometry, NMR, and other molecular characterization facilities. Viewpoint also maintains a separate-secure network data storage using the internet archive storage product Box.com.

Viewpoint believes that its current facilities and CMO relationships are adequate to meet its existing needs.

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

Risks Related to the Merger

Litigation May Arise Due to the Merger, Which Could Be Costly, Divert Management’s Attention, and Otherwise Materially Harm Our Business. Regardless of the outcome of any future litigation related to the Merger, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address any claims and counterclaims in any litigation related to the Merger may materially adversely affect our business, results of operations, prospects, cash flows, and financial condition. Any litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our customers and other business partners, or otherwise materially harm our operations and financial performance.

We May Experience Difficulties Integrating Viewpoint’s Business. Achieving the anticipated benefits of the Merger will depend in significant part upon whether Perspective Therapeutics and Viewpoint integrate their businesses in an efficient and effective manner. Perspective Therapeutics is still determining the exact nature of how the businesses and operations of the companies will be combined after the Merger. The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. The companies may not be able to accomplish the integration process smoothly, successfully, or on a timely basis. The necessity of coordinating geographically separated organizations, systems of controls, and facilities and addressing possible differences in business backgrounds, corporate cultures, and management philosophies may increase the difficulties of integration. The companies operate numerous systems and controls, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll, and regulatory compliance. The integration of operations following the Merger is requiring the dedication of significant management and external resources, which temporarily distracts management’s attention from the day-to-day business of the combined company and could be costly. Employee uncertainty and lack of focus during the integration process may also disrupt the business of the combined company. Any inability of management to successfully and timely integrate the operations of the companies could have a material adverse effect on the business and results of operations of the combined company.

Risks Related to Viewpoint’s Business and Industry

Viewpoint is a clinical stage biopharmaceutical company and has a limited operating history upon which to base an investment decision. Viewpoint is a clinical stage biopharmaceutical company. Since inception, Viewpoint has engaged primarily in research and development activities of VMT-α-NET, VMT01 and its other product candidates, has not generated any revenue from product sales and has incurred significant net losses. Viewpoint has not demonstrated its ability to perform the functions necessary for the successful commercialization of any product candidates. The successful commercialization of any of its products will require it to perform a variety of functions, including:

●	continuing to undertake pre-clinical development and clinical trials;
●	participating in regulatory approval processes;
●	formulating and manufacturing products; and
●	conducting sales and marketing activities.

Viewpoint’s operations to date have been limited to organizing and staffing, acquiring, developing and securing the proprietary rights for, and undertaking pre-clinical development and clinical trials of VMT-α-NET, VMT01 and its other product candidates. These operations provide a limited basis for its stockholders and prospective investors to assess its ability to complete development of or commercialize VMT-α-NET, VMT01 or any other product candidates and the advisability of investing in its securities.

Development of Viewpoint’s alpha-particle therapies and diagnostic imaging agents requires human and animal studies. Clinical trials of our product candidates in the United States, must be performed under an Investigational New Drug (IND) application authorized by the FDA. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product. An IND must become effective before human clinical trials may begin. Clinical trials involve the administration of an investigational product to human subjects under the supervision of qualified investigators in accordance with good clinical practices, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

Viewpoint currently has one single ongoing clinical trial in Phase 1 entitled “Targeted Imaging of Melanoma for Alpha-Partical Radiotherapy” (TIMAR1) A Phase 1 Cross-Over Biodistribution Study of [203Pb]VMT01 for Single Photon Emission Computed Tomography (SPECT) Imaging and [68Ga]VMT02 for Positron Emission Tomography (PET) Imaging of Stage IV Metastatic Melanoma. The trial is registered with ClinicalTrials.gov and has enrolled 7 subjects to date. The collaborator for the trial is the Mayo Clinic in Minnesota and the IRB from Mayo Clinic approved the trial on February 4, 2021. The study start date was March 5, 2021, and enrollment completed on July 14, 2022. In addition, Viewpoint has been granted two INDs from the FDA to begin therapeutic trials. Our lead product candidate, VMT-α-NET, has also received a Fast Track Designation, which allows for rapid communication with the FDA on clinical trial development plans and findings. The approved phase I/IIa trial for VMT-α-NET is entitled “A Phase I/IIa First-in-Human Study of [212Pb]VMT-α-NET Targeted Alpha-Particle Therapy for AdvancedSSTR2 Positive Neuroendocrine Tumors.” The approved Phase I/IIa trial for our second product candidate, VMT01, is entitled “A Phase I/IIa, First-In-Human, Multi-Center Dose Escalation and Dose Expansion Study of [203/212Pb]VMT01 Receptor-Targeted, Image Guided Alpha-Particle Therapy in Patients with Previously Treated Unresectable or Metastatic Melanoma”. Both trials will be multi-center and are expected to begin enrollment in the first half of 2023.

As with most pharmaceutical products, use of our product candidates could be associated with side effects or adverse events, which can vary in severity and frequency. Side effects or adverse events associated with the use of our product candidates may be observed at any time, including in clinical trials or when a product is commercialized. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other foreign authorities. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects, toxicity, or other safety issues, and could require us to perform additional studies or halt development or sale of these product candidates or expose us to product liability lawsuits that will harm our business. In such an event, we may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our product candidates that we have not planned or anticipated or our studies could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny or withdraw approval of our product candidates for any or all targeted indications. There can be no assurance that we will resolve any issues related to any product-related adverse events to the satisfaction of the FDA or any other regulatory agency in a timely manner, if ever, which could harm our business, prospects and financial condition.

Viewpoint obtains its supply of Thorium-228 from a single supplier. Viewpoint’s alpha-particle therapies require Thorium-228, which is a radioactive metallic chemical. Viewpoint has executed an Isotope and Technical Service Order Form dated January 1, 2021, for the purchase of Thorium-228 with the U.S. Department of Energy. This is our sole source of Thorium-228. Reliance on any single supplier increases the risks associated with obtaining raw materials. Should the agreement with the U.S. Department of Energy be cancelled or terminated for any reason, we may be unable to obtain an alternative supply of Thorium-228, either at all or at a comparable cost, which may have a material adverse impact on our ability to further develop or produce our alpha-particle therapies.

Any product candidates Viewpoint advances into and through clinical development are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals to commercialize its product candidates. The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of Viewpoint’s product candidates are subject to extensive regulation by the FDA in the United States and by comparable health authorities in foreign markets, including Health Canada’s Therapeutic Products Directorate, or the TPD, and the European Medicines Agency, or the EMA. In the United States, Viewpoint is not permitted to market its product candidates until Viewpoint receives approval of an NDA (New Drug Application) or BLA (Biologic License Application) from the FDA. The process of obtaining such approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. In addition to the significant clinical testing requirements, Viewpoint’s ability to obtain marketing approval for these product candidates depends on obtaining the final results of required non-clinical testing, including characterization of the manufactured components of its product candidates and validation of its manufacturing processes. The FDA may determine that Viewpoint’s product manufacturing processes, testing procedures or facilities are insufficient to justify approval. Approval policies or regulations may change, and the FDA has substantial discretion in the pharmaceutical approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed.

The FDA, the TPD and/or the EMA can delay, limit or deny approval of a product candidate for many reasons, including, but not limited to:

●	disagreement with the design or implementation of Viewpoint’s clinical trials;
●	failure to demonstrate to their satisfaction that a product candidate is safe and effective for any indication;
●	failure to accept clinical data from trials which are conducted outside their jurisdiction;
●	the results of clinical trials may not meet the level of statistical significance required for approval;
●	Viewpoint may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
●	such agencies may disagree with Viewpoint’s interpretation of data from preclinical studies or clinical trials;
●	failure to approve the manufacturing processes or facilities of third-party manufacturers with which Viewpoint or its collaborators contract for clinical and commercial supplies; or
●	changes in the approval policies or regulations of such agencies may significantly change in a manner rendering Viewpoint’s clinical data insufficient for approval.

Any delay in obtaining, or inability to obtain, applicable regulatory approvals would prevent Viewpoint from commercializing its product candidates.

If Viewpoint encounters difficulties enrolling patients in its clinical trials, its clinical development activities could be delayed or otherwise adversely affected. Viewpoint may experience difficulties in patient enrollment in its clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on Viewpoint’s ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients depends on many factors, including:

●	the patient eligibility criteria defined in the protocol;
●	the size of the patient population;
●	the proximity and availability of clinical trial sites for prospective patients;
●	the design of the trial;
●	Viewpoint’s ability to recruit clinical trial investigators with the appropriate competencies and experience;
●	Viewpoint’s ability to obtain and maintain patient consents; and
●	the risk that patients enrolled in clinical trials will drop out of the trials before completion.

Viewpoint’s clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as Viewpoint’s product candidates. This competition will reduce the number and types of patients and qualified clinical investigators available to Viewpoint, because some patients who might have opted to enroll in Viewpoint’s trials may instead opt to enroll in a trial being conducted by one of Viewpoint’s competitors or clinical trial sites may not allow Viewpoint to conduct its clinical trial at such site if competing trials are already being conducted there. Since the number of qualified clinical investigators is limited, Viewpoint expects to conduct some of its clinical trials at the same clinical trial sites that some of its competitors use, which will reduce the number of patients who are available for its clinical trials in such clinical trial site. Viewpoint may also encounter difficulties finding a clinical trial site at which to conduct its trials.

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of its planned clinical trials, which could prevent completion of these clinical trials and adversely affect its ability to advance the development of its product candidates.

Because the results of preclinical studies and early clinical trials are not necessarily predictive of future results, any product candidate Viewpoint advances into clinical trials may not have favorable results in later clinical trials, if any, or receive regulatory approval. Pharmaceutical development has inherent risk. Viewpoint will be required to demonstrate through well-controlled clinical trials that its product candidates are effective with a favorable benefit-risk profile for use in their target indications before Viewpoint can seek regulatory approvals for their commercial sale. An investigator-initiated phase I imaging trial of [203Pb]VMT-α-NET is expected to begin at the University of Iowa. An Imaging IND is open for this trial and IRB approval has been obtained. Viewpoint expects provisional results in the first half of 2023 but there is no assurance these results will be ready by then. Success in pre-clinical studies or early clinical trials does not mean that later clinical trials will be successful, as product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing. Viewpoint also may need to conduct additional clinical trials that are not currently anticipated. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results.

Any product candidate Viewpoint advances into and through clinical trials may cause unacceptable adverse events or have other properties that may delay or prevent their regulatory approval or commercialization or limit their commercial potential. Unacceptable adverse events caused by VMT-α-NET, VMT01 and its other product candidates in clinical trials could cause Viewpoint or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications and markets. This, in turn, could prevent Viewpoint from commercializing the affected product candidate and generating revenues from its sale. Viewpoint has not yet completed testing of any of its product candidates for the treatment of the indications for which it intends to seek product approval in humans, and Viewpoint currently does not know the extent of adverse events, if any, that will be observed in patients who receive any of its product candidates. If any of Viewpoint’s product candidates cause unacceptable adverse events in clinical trials, Viewpoint may not be able to obtain regulatory approval or commercialize such product or, if such product candidate is approved for marketing, future adverse events could cause Viewpoint to withdraw such product from the market.

Delays in the commencement or completion of Viewpoint’s clinical trials could result in increased costs and delay Viewpoint’s ability to pursue regulatory approval and commercialization of its product candidates. Although Viewpoint plans to commence Phase I/IIa clinical trials for VMT-α-NET and VMT01 in 2023, the commencement and completion of clinical trials can be delayed for a variety of reasons, including delays in:

●	obtaining regulatory clearance to commence a clinical trial;
●	identifying, recruiting and training suitable clinical investigators;
●	reaching agreement on acceptable terms with prospective clinical research organizations (“ CROs”) and trial sites, the terms of which can be subject to extensive negotiation, may be subject to modification from time to time and may vary significantly among different CROs and trial sites;
●	obtaining sufficient quantities of investigational product (IP) for Viewpoint’s product candidates for use in clinical trials;
●	obtaining Institutional Review Board (“IRB”) or ethics committee approval to conduct a clinical trial at a prospective site;
●	identifying, recruiting and enrolling patients to participate in a clinical trial, including delays and/or interruptions resulting from geo-political actions, disease or public health epidemics, such as the coronavirus, or natural disasters;
●	retaining patients who have initiated a clinical trial but may withdraw due to adverse events from the therapy, insufficient efficacy, fatigue with the clinical trial process or personal issues;
●	retaining patients who may not follow the clinical trial protocols due to factors, including the coronavirus epidemic; and
●	availability of funds.

Any delays in the commencement of Viewpoint’s clinical trials will delay Viewpoint’s ability to pursue regulatory approval for its product candidates. In addition, many of the factors that cause, or lead to, a delay in the commencement of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate.

If Viewpoint encounters difficulties enrolling patients in its clinical trials, Viewpoint’s clinical development activities could be delayed or otherwise adversely affected. The timely completion of clinical trials in accordance with their protocols depends, among other things, on Viewpoint’s ability to enroll a sufficient number of patients who remain in the trial until its conclusion. Viewpoint may experience difficulties in patient enrollment in its clinical trials for a variety of reasons, including the size and nature of the patient population and the patient eligibility criteria defined in the protocol, competition from competing companies, and natural disasters or public health epidemics, such as the coronavirus impacting the U.S., Europe and elsewhere.

Viewpoint’s clinical trials will likely compete with other clinical trials for drug candidates that are in the same therapeutic areas as Viewpoint’s drug candidates, and this competition will reduce the number and types of patients available to Viewpoint, because some patients who might have opted to enroll in Viewpoint’s trials may instead opt to enroll in a trial being conducted by one of its competitors. Because the number of qualified clinical investigators and clinical trial sites is limited, Viewpoint expects to conduct some of its clinical trials at the same clinical trial sites that some of its competitors may use, which will reduce the number of patients who are available for its clinical trials at such clinical trial sites. Even if Viewpoint is able to enroll a sufficient number of patients in its clinical trials, delays in patient enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could delay or prevent completion of these trials and adversely affect its ability to advance the development of VMT-α-NET, VMT01 and its other product candidates.

Viewpoint may be required to suspend, repeat, or terminate its clinical trials if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive, or the trials are not well designed. Regulatory agencies, IRBs or data safety monitoring boards may at any time recommend the temporary or permanent discontinuation of Viewpoint’s clinical trials or request that Viewpoint cease using investigators in the clinical trials if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, or that they present an unacceptable safety risk to participants. Clinical trials must be conducted in accordance with current cGCPs or other applicable foreign government guidelines governing the design, safety monitoring, quality assurance and ethical considerations associated with clinical studies. Clinical trials are subject to oversight by the FDA, other foreign governmental agencies, and IRBs at the study sites where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates produced in accordance with applicable cGMPs, which are the FDA’s regulations governing the design, monitoring and control of manufacturing processes and facilities. Clinical trials may be suspended by the FDA, other foreign governmental agencies, or Viewpoint for various reasons, including:

●	deficiencies in the conduct of the clinical trials, including failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols;
●	deficiencies in the clinical trial operations or trial sites;
●	the product candidate may have unforeseen adverse side effects;
●	deficiencies in the trial design necessary to demonstrate efficacy;
●	fatalities or other adverse events arising during a clinical trial due to medical problems that may not be related to clinical trial treatments;
●	the product candidate may not appear to be more effective than current therapies; or
●	the quality or stability of the product candidate may fall below acceptable standards.

If Viewpoint elects or is forced to suspend or terminate a clinical trial for VMT-α-NET, VMT01 or of any other product candidates, the commercial prospects for that product candidate will be harmed and its ability to generate product revenue from that product candidate may be delayed or eliminated. Furthermore, any of these events could prevent Viewpoint or its partners from achieving or maintaining market acceptance of the affected product candidate and could substantially increase the costs of commercializing its product candidates, and impair its ability to generate revenue from the commercialization of these product candidates, either by Viewpoint or by its collaboration partners.

The approval processes of regulatory authorities are lengthy, time consuming, expensive, and inherently unpredictable; if Viewpoint is unable to obtain approval for its product candidates from applicable regulatory authorities, Viewpoint will not be able to market and sell those product candidates in those countries or regions and its business will be substantially harmed. The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable, but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. Viewpoint has not submitted a new drug application or similar filing or obtained regulatory approval for any product candidate in any jurisdiction, and it is possible that none of its existing product candidates or any product candidates Viewpoint may seek to develop in the future will ever obtain regulatory approval.

VMT-α-NET, VMT01 and Viewpoint’s other product candidates could fail to receive regulatory approval for many reasons, including any one or more of the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of its clinical trials;
●	Viewpoint may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	Viewpoint may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
●	the FDA or comparable foreign regulatory authorities may disagree with Viewpoint’s interpretation of data from preclinical studies or clinical trials;
●	the data collected from clinical trials of Viewpoint’s product candidates may not be sufficient to support the submission of an NDA, BLA or other submission or to obtain regulatory approval in the United States or elsewhere;
●	the FDA or comparable foreign regulatory authorities may fail to hold to previous agreements or commitments;
●	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which Viewpoint contracts for clinical and commercial supplies;
●	the FDA or comparable foreign regulatory authorities may fail to approve Viewpoint’s product candidates; and
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering Viewpoint’s clinical data insufficient for approval.

The time and expense of the approval process, as well as the unpredictability of clinical trial results and other contributing factors, may result in Viewpoint’s failure to obtain regulatory approval to market, in one or more jurisdictions, VMT-α-NET and VMT01 or future product candidates, which would significantly harm Viewpoint’s business, results of operations and prospects.

Viewpoint intends to rely on third-party collaborators to market and sell its products, and those third-party collaborators may not have the resources to pursue approvals, which in turn could severely limit Viewpoint’s potential markets and ability to generate revenue. In order to market and sell its products in any jurisdiction, Viewpoint or its third-party collaborators must obtain separate marketing approvals in that jurisdiction and comply with its regulatory requirements. The approval procedure can vary drastically among countries, and each jurisdiction may impose different testing and other requirements to obtain and maintain marketing approval. Further, the time required to obtain those approvals may differ substantially among jurisdictions. Approval by the FDA or an equivalent foreign authority does not ensure approval by regulatory authorities in any other countries or jurisdictions. As a result, the ability to market and sell a product candidate in more than one jurisdiction can involve significant additional time, expense, and effort to undertake separate approval processes, and could subject Viewpoint and its collaborators to the numerous and varying post-approval requirements of each jurisdiction governing commercial sales, manufacturing, pricing and distribution of VMT-α-NET and VMT01 and Viewpoint’s other product candidates. Viewpoint or any third parties with whom it may collaborate may not have the resources to pursue those approvals, and Viewpoint or they may not be able to obtain any approvals that are pursued. The failure to obtain marketing approval for VMT-α-NET, VMT01 and its other product candidates in foreign jurisdictions could severely limit their potential markets and its ability to generate revenue.

In addition, even if Viewpoint were to obtain regulatory approval in one or more jurisdictions, regulatory authorities may approve VMT-α-NET, VMT01 and its other product candidates for fewer or more limited indications than Viewpoint requests, may not approve the prices Viewpoint may propose to charge for its products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with labeling that does not include the claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing circumstances could materially harm the commercial prospects for VMT-α-NET, VMT01 and its other product candidates.

Viewpoint’s product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of the approved labeling, or result in significant negative consequences following marketing approval, if any. Results of current and future clinical trials of VMT-α-NET, VMT01 and its other product candidates could reveal a high and/or unacceptable severity and frequency of these or other side effects. In such an event, Viewpoint’s trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order Viewpoint to cease further development of, or deny approval of, its product candidates for any or all targeted indications. Further, any observed drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences could materially harm Viewpoint’s business, financial condition, and prospects.

Additionally, if VMT-α-NET, VMT01 and its other product candidates receive marketing approval, and Viewpoint or others later identify undesirable side effects caused by Viewpoint’s products, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw approvals of such product;
●	regulatory authorities may require additional warnings in the product’s labeling;
●	Viewpoint may be required to create a medication guide for distribution to patients that outlines the risks of such side effects;
●	Viewpoint could be sued and held liable for harm caused to patients; and
●	Viewpoint’s reputation may suffer.

Any of these events could prevent Viewpoint from achieving or maintaining market acceptance of the particular product, if approved, and could significantly harm its business, results of operations and prospects.

If Viewpoint is unable to execute its sales and marketing strategy for its products and is unable to gain market acceptance, Viewpoint may be unable to generate sufficient revenue to sustain its business. Viewpoint is a clinical-stage biopharmaceutical company and has yet to begin to generate revenue from VMT-α-NET, VMT01, and its other product candidates. Viewpoint’s product candidates are in an early stage of clinical development, and, if Viewpoint obtains marketing approval for any of its products in the future, which Viewpoint anticipates would not occur for several years, if at all.

Although Viewpoint believes that VMT-α-NET and VMT01 represents a promising commercial opportunity, it may never gain significant market acceptance and therefore may never generate substantial revenue or profits for Viewpoint. Viewpoint will need to establish a market for VMT-α-NET, VMT01 and its other product candidates and build that market through physician education, awareness programs and the publication of clinical data. Gaining acceptance in medical communities requires, among other things, publication in leading peer-reviewed journals of results from Viewpoint’s studies. The process of publication in leading medical journals is subject to a peer review process and peer reviewers may not consider the results of Viewpoint’s studies sufficiently novel or worthy of publication. Failure to have Viewpoint’s studies published in peer-reviewed journals could limit the adoption of VMT-α-NET, VMT01 or its other product candidates. Viewpoint’s ability to successfully market its product candidates that it may develop will depend on numerous factors, including:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of its clinical trials;
●	the inability to demonstrate that the clinical and other benefits of a product candidate outweigh any safety or other perceived risks;
●	conducting clinical utility studies of its product candidates to demonstrate economic usefulness to providers and payers;
●	whether its current or future partners, support its offerings;
●	the success of the sales force and marketing effort;
●	whether healthcare providers believe its product candidates provide clinical utility; and
●	whether private health insurers, government health programs and other third-party payers will cover its product candidates.

Because Viewpoint licenses some of its product candidates from third parties, any dispute with its licensors or non- performance by Viewpoint or by its licensors may adversely affect its ability to develop and commercialize the applicable product candidates. Some of Viewpoint’s product candidates, including VMT-α-NET and VMT01, including related intellectual property rights, were licensed from third parties. Under the terms of Viewpoint’s license agreements, the licensors generally have the right to terminate such agreements in the event of a material breach by Viewpoint. Viewpoint’s licenses requires Viewpoint to make annual, milestone or other payments prior to commercialization of any product and its ability to make these payments depends on its ability to generate cash in the future. These agreements generally require Viewpoint to use diligent and reasonable efforts to develop and commercialize the product candidate.

If there is any conflict, dispute, disagreement or issue of non-performance between Viewpoint and its licensing partner regarding its rights or obligations under the license or other agreements, including any conflict, dispute or disagreement arising from Viewpoint’s failure to satisfy payment obligations under such agreement, its ability to develop and commercialize the affected product candidate may be adversely affected. Any loss of its rights under its license agreements could delay or completely terminate its product development efforts for the affected product candidate.

Viewpoint may form or seek strategic alliances or enter into additional licensing arrangements in the future, and it may not realize the benefits of such alliances or licensing arrangements. From time to time, Viewpoint may form or seek strategic alliances, create joint ventures or collaborations, or enter into additional licensing arrangements with third parties that it believes will complement or augment its development and commercialization efforts with respect to VMT-α-NET and VMT01 and its other product candidates and any future product candidates that Viewpoint may develop. Any of these relationships may require Viewpoint to incur non-recurring and other charges, increase its near and long-term expenditures, or disrupt its management and business. These relationships also may result in a delay in the development of VMT-α-NET and VMT01 and its other product candidates if Viewpoint becomes dependent upon the other party and such other party does not prioritize the development of its product candidates relative to its other development activities. In addition, Viewpoint faces significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, Viewpoint may not be successful in its efforts to establish a strategic partnership or other alternative arrangements for its product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view its product candidates as having the requisite potential to demonstrate safety and efficacy. If Viewpoint licenses products or businesses, it may not be able to realize the benefit of such transactions if Viewpoint is unable to successfully integrate them with its existing operations and company culture. Viewpoint cannot be certain that, following a strategic transaction or license, it will achieve the revenue or specific net income that justifies such transaction. Viewpoint relies completely on third parties to manufacture its preclinical and clinical pharmaceutical supplies and expect to continue to rely on third parties to produce commercial supplies of its product candidates, and its dependence on third party suppliers could adversely impact its business.

Viewpoint relies partially on third parties to manufacture its clinical pharmaceutical supplies and expects to continue to rely on third parties to produce commercial supplies of any approved product candidate, and its dependence on third party suppliers could adversely impact its business. Viewpoint does not expect to have the resources or capacity to commercially manufacture any of its proposed products, if approved, and will likely continue to be dependent upon third party manufacturers. Viewpoint’s dependence on third parties to manufacture and supply Viewpoint with clinical trial materials and any approved products may adversely affect its ability to develop and commercialize its products on a timely basis or at all.

Viewpoint relies on third parties to conduct its clinical trials and if these third parties do not meet their deadlines or otherwise conduct the trials as required, Viewpoint’s clinical development programs could be delayed or unsuccessful and Viewpoint may not be able to obtain regulatory approval for or commercialize its product candidates when expected or at all. Viewpoint does not have the ability to conduct all aspects of its preclinical testing or clinical trials themselves. Viewpoint uses contract research organizations (CROs) to conduct its planned clinical trials and will rely upon such CROs, as well as medical institutions, clinical investigators, and consultants, to conduct its trials in accordance with its clinical protocols. Viewpoint’s CROs, investigators and other third parties will play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials.

There is no guarantee that any CROs, investigators and other third parties upon which Viewpoint relies for administration and conduct of its clinical trials will devote adequate time and resources to such trials or perform as contractually required. If any of these third parties fail to meet expected deadlines, fail to adhere to its clinical protocols or otherwise perform in a substandard manner, Viewpoint’s clinical trials may be extended, delayed, or terminated. If any of its clinical trial sites terminate for any reason, Viewpoint may experience the loss of follow-up information on patients enrolled in its ongoing clinical trials unless Viewpoint is able to transfer the care of those patients to another qualified clinical trial site. In addition, principal investigators for its clinical trials may serve as scientific advisors or consultants to Viewpoint from time to time and receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site may be jeopardized.

Viewpoint will face intense competition and may not be able to compete successfully. Viewpoint operates in highly competitive segments of the biotechnology and biopharmaceutical markets. Viewpoint faces competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. VMT-α-NET, VMT01 and its other product candidates, if successfully developed and approved, will compete with established therapies, as well as new treatments that may be introduced by its competitors. Many of its competitors have significantly greater financial, product development, manufacturing, and marketing resources than Viewpoint. Large pharmaceutical companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. Viewpoint also may compete with these organizations to recruit management, scientists, and clinical development personnel. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. New developments, including the development of other biological and pharmaceutical technologies and methods of treating disease, occur in the pharmaceutical and life sciences industries at a rapid pace. Developments by competitors may render Viewpoint’s product candidates obsolete or noncompetitive. Viewpoint will also face competition from these third parties in recruiting and retaining qualified personnel, establishing clinical trial sites and patient registration for clinical trials and in identifying and in-licensing new product candidates.

Viewpoint’s success will depend upon intellectual property, proprietary technologies and regulatory market exclusivity periods, and Viewpoint may be unable to protect its intellectual property. Viewpoint’s success will depend, in large part, on obtaining and maintaining patent protection and trade secret protection for VMT-α-NET, VMT01 and its other product candidates and their formulations and uses, as well as successfully defending these patents against third-party challenges. If Viewpoint or its licensors fail to appropriately prosecute and maintain patent protection for its product candidates, its ability to develop and commercialize these product candidates may be adversely affected and Viewpoint may not be able to prevent competitors from making, using, and selling competing products. This failure to properly protect the intellectual property rights relating to these product candidates could have a material adverse effect on its financial condition and results of operations.

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that Viewpoint or its licensors will be successful in protecting its product candidates by obtaining and defending patents. These risks and uncertainties include the following:

●	patent applications may not result in any patents being issued;
●	patents that may be issued or in-licensed may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable, or otherwise may not provide any competitive advantage;
●	Viewpoint’s competitors, many of which have substantially greater resources than Viewpoint or its partners and many of which have made significant investments in competing technologies, may seek, or may already have obtained, patents that will limit, interfere with, or eliminate its ability to make, use, and sell its potential products;
●	there may be significant pressure on the United States government and other international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful as a matter of public policy regarding worldwide health concerns;
●	countries other than the United States may have patent laws less favorable to patentees than those upheld by United States courts, allowing foreign competitors a better opportunity to create, develop, and market competing products; and
●	Viewpoint may be involved in lawsuits to protect or enforce its patents or the patents of its licensors, which could be expensive, time consuming and unsuccessful.

In addition to patents, Viewpoint and its licensors also rely on trade secrets and proprietary know-how. Although Viewpoint has taken steps to protect its trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties, and confidential information and inventions agreements with employees, consultants, and advisors, third parties may still obtain this information or come upon this same or similar information independently. Viewpoint may become subject to claims that Viewpoint or consultants, advisors or independent contractors that it may engage to assist Viewpoint in developing VMT-α-NET, VMT01, and its other product candidates have wrongfully or inadvertently disclosed to Viewpoint or used trade secrets or other proprietary information of their former employers or their other clients.

Viewpoint intends to rely on market exclusivity periods that may not be or remain available to Viewpoint. Viewpoints intend to rely on its ability to obtain and maintain a regulatory period of market exclusivity for any of its biologic product candidates, including VMT-α-NET and VMT01 that are successfully developed and approved for commercialization. Although this period in the United States is currently 12 years from the date of marketing approval, reductions to this period have been proposed. This exclusivity period in Europe is currently 10 years from the date of marketing approval by the EMA. Once any regulatory period of exclusivity expires, depending on the status of its patent coverage and the nature of the product, Viewpoint may not be able to prevent others from marketing products that are biosimilar to or interchangeable with its products, which would materially adversely affect Viewpoint.

Perspective Therapeutics must deploy its sales and marketing capabilities to market, distribute and sell Viewpoint products and may not be effective in doing so. Viewpoint does not currently have the infrastructure for the sales, marketing, and distribution of any of its product candidates, and must use Perspective Therapeutics’ sales force and infrastructure to perform these functions in order to commercialize any products that Viewpoint may successfully develop. The integration of Perspective Therapeutics’ sales force with Viewpoint will be time-consuming and could delay any product launch as Perspective Therapeutics’ team becomes familiar with new product categories and potential customers. If Perspective Therapeutics’ sales team is not capable of selling these new products, then this sales function may be outsourced. Perspective Therapeutics will need to incur the added expense and time commitment of training and hiring additional sales personnel.

If any product candidate that Viewpoint successfully develops does not achieve broad market acceptance among physicians, patients, healthcare payors and the medical community, the revenues that it generates from their sales will be limited. Even if VMT-α-NET, VMT01 and its other product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors and the medical community. Coverage and reimbursement of Viewpoint’s product candidates by third-party payors, including government payors, generally is also necessary for commercial success. The degree of market acceptance of any approved products will depend on a number of factors, including:

●	the efficacy and safety as demonstrated in clinical trials;
●	the clinical indications for which the product is approved;
●	acceptance by physicians, major operators of hospitals and clinics and patients of the product as a safe and effective treatment;
●	acceptance of the product by the target population;
●	the potential and perceived advantages of product candidates over alternative treatments;
●	the safety of product candidates seen in a broader patient group, including its use outside the approved indications;
●	the cost of treatment in relation to alternative treatments;
●	the availability of adequate reimbursement and pricing by third parties and government authorities;
●	relative convenience and ease of administration;
●	the prevalence and severity of adverse events;
●	the effectiveness of its sales and marketing efforts; and
●	unfavorable publicity relating to the product.

If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, Viewpoint may not generate sufficient revenue from these products and may not become or remain profitable.

Due to the significant resources required for the development of Viewpoint’s drug candidates, Viewpoint must prioritize development of certain drug candidates and/or certain disease indications and may expend its limited resources on candidates or indications that do not yield a successful product and fail to capitalize on drug candidates or indications that may be more profitable or for which there is a greater likelihood of success. Viewpoint plans to develop a pipeline of drug candidates to treat various tumors and other diseases states where targeted alpha particle therapy can be effective. Due to the significant resources required for the development of drug candidates, Viewpoint must focus its attention and resources on specific diseases and/or indications and decide which drug candidates to pursue and the amount of resources to allocate to each. Viewpoint is currently focusing its resources on the development of its lead product candidates, VMT-α-NET for the treatment of neuroendocrine tumors and VMT01 for the treatment of patients with metastatic melanoma where the MC1R protein is expressed on the surface of the tumor.

Viewpoint’s decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular drug candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. Similarly, any decision to delay, terminate or collaborate with third parties in respect of certain programs or product candidates may subsequently prove to be suboptimal and could cause Viewpoint to miss valuable opportunities. If Viewpoint makes incorrect determinations regarding the viability or market potential of any of its programs or product candidates or misread trends in the oncology field or biotechnology industry, its business, financial condition, and results of operations could be materially adversely affected. As a result, Viewpoint may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and indications that may later prove to have greater commercial potential than those it choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for Viewpoint to invest additional resources to retain development and commercialization rights.

If Viewpoint fails to attract and retain key management and clinical development personnel, Viewpoint may be unable to successfully develop or commercialize its product candidates. Viewpoint is dependent on the management team of Perspective Therapeutics and clinical development personnel of Viewpoint and its success will depend on their continued service, as well as its ability to attract and retain highly qualified personnel. In particular, the continued development of the senior management team which now includes Johan Spoor, our Chief Executive Officer, Michael K. Schultz, PhD, the co-founder of Viewpoint and our Chief Scientific Officer, Dr. Frances L. Johnson, the co-founder of Viewpoint and our Chief Innovation Officer, Dr. Markus Puhlmann, our Chief Medical Officer and Amos Hedt, our Chief Business Strategy Officer, is critical to its success. The market for the services of qualified personnel in the biotechnology and pharmaceutical industries are highly competitive. The loss of service of any member of its senior management team or key personnel could prevent, impair, or delay the implementation of its business plan, the successful conduct and completion of its planned clinical trials and the commercialization of any product candidates that Viewpoint may successfully develop. Neither Perspective Therapeutics nor Viewpoint carries any key man insurance for any member of their senior management team.

Viewpoint’s ability to compete may decline if Viewpoint does not adequately protect its proprietary rights. Viewpoint’s success depends on obtaining and maintaining proprietary rights to its drug candidates for the treatment of age-related diseases, as well as successfully defending these rights against third-party challenges. Viewpoint will only be able to protect its drug candidates, and their uses from unauthorized use by third parties to the extent that valid and enforceable patents, or effectively protected trade secrets, cover them. Viewpoint’s ability to obtain patent protection for its drug candidates is uncertain due to a number of factors, including:

●	it may not have been the first to make the inventions covered by pending patent applications or issued patent;
●	it may not have been the first to file patent applications for its drug candidates or the compositions it developed or for their uses;
●	others may independently develop identical, similar or alternative products or compositions and uses thereof;
●	its disclosures in patent applications may not be sufficient to meet the statutory requirements for patentability;
●	any or all of its pending patent applications may not result in issued patents;
●	it may not seek or obtain patent protection in countries that may eventually provide Viewpoint a significant business opportunity;
●	any patents issued to Viewpoint may not provide a basis for commercially viable products, may not provide any competitive advantages, or may be successfully challenged by third parties;
●	its compositions and methods may not be patentable;
●	others may design around its patent claims to produce competitive products which fall outside of the scope of its patents;
●	others may identify prior art or other bases which could invalidate its patents.

Even if Viewpoint has or obtains patents covering its drug candidates or compositions, Viewpoint may still be barred from making, using and selling its drug candidates or technologies because of the patent rights of others. Others may have filed, and in the future may file, patent applications covering compositions or products that are similar or identical to Viewpoint’s. There are many issued U.S. and foreign patents relating to chemical compounds and therapeutic products, and some of these relate to compounds Viewpoint intends to commercialize. These could materially affect Viewpoint’s ability to develop its drug candidates or sell its products if approved. Because patent applications can take many years to issue, there may be currently pending applications unknown to Viewpoint that may later result in issued patents that its drug candidates or compositions may infringe. These patent applications may have priority over patent applications filed by Viewpoint.

Obtaining and maintaining a patent portfolio entails significant expense and resources. Part of the expense includes periodic maintenance fees, renewal fees, annuity fees, various other governmental fees on patents and/or applications due in several stages over the lifetime of patents and/or applications, as well as the cost associated with complying with numerous procedural provisions during the patent application process. Viewpoint may or may not choose to pursue or maintain protection for particular inventions. In addition, there are situations in which failure to make certain payments or noncompliance with certain requirements in the patent process can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If Viewpoint chooses to forgo patent protection or allow a patent application or patent to lapse purposefully or inadvertently, its competitive position could suffer.

Risks Related to Our Brachytherapy Industry and Operations

Impact of Conflict in Ukraine. In February 2022, Russian military forces launched a military action in Ukraine, and sustained conflict and disruption in the region is likely to continue. The length, impact, and outcome of this ongoing military conflict is highly unpredictable and could lead to significant market and other disruptions, including significant instability in financial markets, supply chain interruptions, political and social instability, trade disputes or trade barriers, changes in consumer or purchaser preferences, as well as an increase in cyberattacks and espionage. Russia’s recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and military action against Ukraine led to substantial expansion of sanction programs imposed by the United States and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic.

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

While we had trouble with sending wires to Russia from our local bank in Richland, Washington due solely to its own internal policies which we have since resolved and were forced to redirect flights to obtain supply of our Cesium-131, there has been no further impact on our operations and our relationship with our Russian reactor suppliers remains excellent; however there is no assurance we will not experience disruptions from the banking system or our suppliers themselves in the future and this could result in a material adverse effect on our financial results. Any such disruption may also magnify the impact of other risks described in this Report.

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

We Rely Heavily On One Supplier for Our Cesium-131 and Limited Suppliers for Other Components We Require. Our Only Supplier Is In Russia And We Must Rely Solely On Only One Nuclear Reactor From Time to Time. Beginning in the third quarter of fiscal year 2019, all of our Cesium-131 has been supplied through JSC Isotope from two reactors located in Russia. Our current contract terminates on March 31, 2025. Management will seek to negotiate favorable pricing at each contract extension but there is no assurance as to the outcome of these negotiations. On August 25, 2017, the Company executed a consignment inventory agreement with MedikorPharma-Ural LLC (“Medikor”) to process the Company’s enriched barium at a specific nuclear reactor in Russia beginning in November 2017. The term of the consignment agreement is 10 years. Our source of supply of Cesium-131 from Russia is historically produced using one of two nuclear reactors which supply the irradiation needed for Cesium-131 production. One of the Russian nuclear reactors was shut down from December 2017 until August 2018, and the other Russian nuclear reactor was shut down for much of 2019, 2020 and 2021. As a result of these scheduled shutdowns, only one of the Company’s historic nuclear reactor sources was available during these periods.

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

Due to the stringent regulations and requirements of the FDA and similar non-U.S. regulatory agencies regarding the manufacture of our product, we may not be able to quickly establish additional or replacement sources for certain components or materials. A change in suppliers could require significant effort or investment in circumstances where the items supplied are integral to product performance or incorporate unique technology. A reduction or interruption in manufacturing, or an inability to secure alternative sources of raw materials or components, could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

Any casualty, natural disaster, or other significant disruption of any of our suppliers’ operations, or any unexpected loss of any existing exclusive supply contract could have a material adverse effect on our business.

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

We Rely Heavily On Three Customers And May Have Lost One Of Our Largest Customers. Approximately forty-four percent (44%) of the Company’s revenues are dependent on three customers and approximately twenty-six percent (26%) on one customer. Eight percent (8%) relates to one customer who has not ordered any product since our inability to supply Cesium due to the temporary closure of our Russian reactors. The loss this customer, our largest customer in fiscal years 2022, 2021 and 2020 has had a material impact on our revenues. The loss of any of our other large customers would have a material adverse effect on the Company’s revenues which may not be replaced by other customers particularly as these customers are in the prostate sector which is facing substantial competition from other treatments.

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

Effective November 2, 2021, CMS finalized the proposed rule from July 2021 and determined to keep all brachytherapy and sources on a fee-for-service model and removed it from the list of included modalities in the RO APM. While management believes that permitting billing for the Company’s Cesium-131 product on a fee-for-service model remains favorable to the Company, there is no assurance as to when a new proposal will be proposed for an alternative billing method such as the bundled payment going into effect for many other treatment modalities under RO APM. Brachytherapy and sources or seeds will continue to be paid separately.

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

Our Industry Is Intensely Competitive. The medical device industry is intensely competitive. We compete with both public and private medical device, biotechnology and pharmaceutical companies that have been in existence longer than we have, have a greater number of products on the market, have greater financial and other resources, and have other technological or competitive advantages. Radiation therapy is a key element of cancer treatment and is delivered as external beam radiation therapy (EBRT) in the vast majority of cases. Brachytherapy with Perspective Therapeutics’ Cesium-131 seed competes with EBRT as both primary and adjuvant therapy. As physicians migrate to medical devices such as external beam radiation and robotic surgery that have a much higher capital cost to repay and higher profit margins, this puts increasing pressure on all brachytherapy products to compete regardless of superior treatment results. The market share for brachytherapy continues to decline as a result of this pressure from increasing usage by oncologists of external beam radiation. In addition, centers that wish to offer the Cesium-131 seed must comply with licensing requirements specific to the state, province, and/or country in which they do business, and these licensing requirements may take a considerable amount of time to comply with, and the timetables to obtain licensure have been exacerbated by the COVID-19 pandemic. Within the brachytherapy industry itself, our Cesium-131 seed is more expensive and receives less favorable reimbursement in many cases than use of iodine. Therefore, when physicians use a brachytherapy product many third-party reimbursement plans provide more favorable economic incentives to use an iodine product rather than use our Cesium-131 seed. Certain centers may choose not to offer our Cesium-131 seed due to the time required to obtain necessary license amendments. We also compete with academic institutions, government agencies, and private research organizations in the development of technologies and processes and in acquiring key personnel. Although we have patents granted and patents applied for to protect our isotope separation processes, delivery system, and Cesium-131 seed manufacturing technology, we cannot be certain that one or more of our competitors will not attempt to obtain patent protection that blocks or adversely affects our product development efforts.

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

Outside the United States we expect to experience pricing pressure from centralized governmental healthcare authorities due to efforts by such authorities to lower healthcare costs. Implementation of healthcare reforms and competitive bidding contract tenders may limit the price or the level at which reimbursement is provided for our product and adversely affect both our pricing flexibility and the demand for our product. Healthcare providers may respond to such cost-containment pressures by substituting lower cost product or other therapies for our product. We may be required to engage in competitive bidding for the sale of our product to governmental purchasing agents and hospital groups. Our failure to offer acceptable prices to these customers could adversely affect our sales and profitability in these markets. Distributors of our product may also negotiate terms of sale more aggressively to increase their profitability. Failure to negotiate distribution arrangements having advantageous pricing and other terms of sale could cause us to lose market share and would adversely affect our business, results of operations, financial condition, and cash flows.

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

Our Ability To Operate In Foreign Markets Is Uncertain. Our future growth will depend in part on our ability and the ability of our distributors to establish, grow and maintain sales in foreign markets. However, we have limited experience in marketing and distributing our product in other countries. Foreign operations subject us to additional risks and uncertainties, including our customers’ ability to obtain reimbursement for procedures using our product in foreign markets; the burden of complying with complex and changing foreign regulatory requirements; time-sensitive delivery requirements due to the short half-life of our product; language barriers and other difficulties in providing long-distance customer service; potentially increased time to collect accounts receivable; significant currency fluctuations, which could cause third-party distributors to reduce the amount of our product they purchase from us because the cost of our product to them could fluctuate relative to the price they can charge their customers; reduced protection of intellectual property rights in some foreign countries; and the possibility that contractual provisions governed by foreign laws would be interpreted differently than intended in the event of a contract dispute. In addition, the significant appreciation of the U.S. dollar during the past year has made our product much more expensive in overseas markets. Any future foreign sales of our product could also be adversely affected by export license requirements, the imposition of governmental controls, political and economic instability, trade restrictions, changes in tariffs, and difficulties in staffing and managing foreign operations. Many of these factors may also affect our ability to import Cesium-131 from Russia under our contract with JSC Isotope. Sanctions placed on financial transactions with Russian banking institutions may interfere with the Company’s ability to transact business in Russia on a temporary or other basis resulting in an interruption of the Cesium-131 supply which could have a material adverse effect on the Company’s business, operating results, and financial condition.

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

The Legal and Regulatory Risks Related to the Company Operations

Significant disruptions of information technology systems or breaches of data security could materially adversely affect the Company’s business, results of operations and financial condition. The Company collects and maintains information in digital form that is necessary to conduct its business, and the Company is increasingly dependent on information technology systems and infrastructure to operate its business. In the ordinary course of its business, the Company collects, stores, and transmits large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that the Company does so in a secure manner to maintain the confidentiality and integrity of such confidential information. The Company has established physical, electronic, and organizational measures to safeguard and secure its systems to prevent a data compromise, and rely on commercially available systems, software, tools, and monitoring to provide security for its information technology systems and the processing, transmission, and storage of digital information. The Company has also outsourced elements of its information technology infrastructure, and as a result a number of third-party vendors may or could have access to its confidential information. The Company’s internal information technology systems and infrastructure, and those of its current and any future collaborators, contractors and consultants and other third parties on which the Company relies, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber- attacks or cyber-intrusions over the Internet, attachments to emails, persons inside its organization, or persons with access to systems inside its organization.

The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments, and cyber-terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. The costs to the Company to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while the Company has implemented security measures to protect its data security and information technology systems, its efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to its business and its competitive position. If such an event were to occur and cause interruptions in its operations, it could result in a material disruption of its product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in its regulatory approval efforts and significantly increase its costs to recover or reproduce the data. Moreover, if a computer security breach affects its systems or results in the unauthorized release of personally identifiable information, its reputation could be materially damaged.

In addition, such a breach may require notification to governmental agencies, the media, or individuals pursuant to various federal and state privacy and security laws, if applicable, including the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Clinical Health Act of 2009, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws.

Under the EU regulation and notably the General Data Protection Regulation, or GDPR, No. 2016/679, which entered into force on May 25, 2018 and is applicable to personal data that the Company processes in relation to its presence in the EU, the offering of products or services to individuals in the EU or the monitoring of the behavior of individuals in the EU, the Company has also a legal responsibility to report personal data breaches to the competent supervisory authority. The EU data protection regulation includes a broad definition and a short deadline for the notification of personal data breaches, which may be difficult to implement in practice and requires that the Company implement robust internal processes. Under this regulation, the Company has to report personal data breaches to the competent supervisory authority within 72 hours of the time it become aware of a breach “unless the personal data breach is unlikely to result in a risk to the right and freedoms of natural persons” (Article 33 of the GDPR). In addition, the GDPR requires that the Company communicate the breach to the Data Subject if the breach is “likely to result in a high risk to the rights and freedoms of natural persons” (Article 34 of the GDPR). In order to fulfil these requirements, the Company has to implement specific internal processes to be followed in case of a personal data breach, which will allow the Company to (a) contain and recover the breach, (b) assess the risk to the data subjects, (c) notify, and possibly communicate the breach to the data subjects, (d) investigate and respond to the breach. The performance of these processes implies substantial costs in resources and time.

Moreover, as the Company may rely on third parties that will also process as processor the data for which the Company is a data controller—for example, in the context of the manufacturing of its drug candidates or for the conduct of clinical trials, the Company must contractually ensure that strict security measures, as well as appropriate obligations including an obligation to report in due delay any security incident are implemented, in order to allow the Company fulfilling its own regulatory requirements.

The Company would also be exposed to a risk of loss or litigation and potential liability for any security breach on personal data for which the Company is data controller. The costs of above-mentioned processes together with legal penalties, possible compensation for damages and any resulting lawsuits arising from a breach may be extensive and may have a negative impact on reputation and materially adversely affect the Company’s business, results of operations and financial condition.

The Company’s employees and independent contractors, including principal investigators, consultants, commercial collaborators, service providers and other vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have an adverse effect on the Company’s results of operations. The Company is exposed to the risk that its employees and independent contractors, including principal investigators, consultants, any future commercial collaborators, service providers and other vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or other unauthorized activities that violate the laws and regulations of the FDA, EMA and other similar regulatory bodies, including those laws that require the reporting of true, complete and accurate information to such regulatory bodies; manufacturing standards; healthcare fraud and abuse, data privacy laws and other similar laws; or laws that require the true, complete and accurate reporting of financial information or data. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, the creation of fraudulent data in the Company’s preclinical studies or clinical trials, or illegal misappropriation of product, which could result in regulatory sanctions and cause serious harm to the Company’s reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions the Company takes to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting the Company from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, the Company is subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against the Company, and the Company is not successful in defending themselves or asserting their rights, those actions could have a significant impact on its business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in governmental healthcare programs, individual imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings and curtailment of its operations, any of which could adversely affect its ability to operate its business and its results of operations.

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

As disclosed in the Company’s previous annual reports on Form 10-K, from February 2006 until September 2022, the Company engaged a physician to serve as its medical director. The physician was the head of a physician practice that was a top customer of the Company. As medical director, the physician advised the Company’s Board of Directors and management, provided technical advice related to product development and research and development, provided internal training to the Company’s sales staff and provided professional training to the Company’s sales staff and to other physicians, among other things. In February 2023, the Company was contacted by the Office of the United States Attorney for the Northern District of California (the “Office”), which stated that it is investigating whether the Company’s payments to the medical director may have violated the False Claims Act and the Anti-Kickback Statute. The letter invited the Company to produce documents voluntarily or receive a civil investigative demand requiring the production of documents. The Company promptly commenced an internal review of the matter, and its review is ongoing. In mid-April, the Company voluntarily produced documents in response to the Office’s request. The Office is now reviewing the Company’s submission. Violations of the False Claims Act or the Anti-Kickback Statute, if established, could lead to repayments or penalties based on the amount of revenue that may have been generated in connection with any such violations.

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

The Company is subject to U.S. and foreign anti-corruption and anti-money laundering laws with respect to its operations and non-compliance with such laws can subject the Company to criminal and/or civil liability and harm its business. The Company is subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and possibly other state and national anti-bribery and anti-money laundering laws in countries in which the Company conducts activities. Anti- corruption laws are interpreted broadly and prohibit companies and their employees, agents, third-party intermediaries, joint venture partners and collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. The Company engages third-party investigators, CROs, and other consultants to design and perform preclinical studies of its drug candidates and will do the same for any clinical trials. Also, once a drug candidate has been approved and commercialized, the Company may engage third-party intermediaries to promote and sell its products abroad and/or to obtain necessary permits, licenses, and other regulatory approvals. the Company or its third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. The Company will be held liable for the corrupt or other illegal activities of these third-party intermediaries, its employees, representatives, contractors, collaborators, partners, and agents, even if it does not explicitly authorize or have actual knowledge of such activities. Our international suppliers create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents, or distributors, because these parties are not always subject to our control.

Noncompliance with anti-corruption and anti-money laundering laws could subject the Company to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas, investigations, or other enforcement actions are launched, or governmental or other sanctions are imposed, or if the Company does not prevail in any possible civil or criminal litigation, the Company’s business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense and compliance costs and other professional fees. In certain cases, enforcement authorities may even cause the Company to appoint an independent compliance monitor which can result in added costs and administrative burdens.

Healthcare Reform Measures Could Hinder Our Products’ Commercial Success. In both the United States and certain foreign jurisdictions there have been, and we anticipate there will continue to be, a number of legislative and regulatory changes to the healthcare system that could impact our ability to sell our product profitably. In the United States, the Patient Protection and Affordable Care Act (the “ACA”) and the Health Care and Education Affordability Reconciliation Act of 2010 (together “the law” or “the legislation”) provide for a number of healthcare policy changes that are or will be applicable to us. However, there are many programs and requirements under the law for which the consequences are not fully understood, and it is unclear what the full impacts will ultimately be from the law. The law also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs. It is uncertain at this point what negative unintended consequences these provisions will have on patient access to new technologies. The Medicare provisions include value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). Additionally, the law includes a reduction in the annual rate of inflation for Medicare payments to hospitals that began in 2011 and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending.

Our ability or the ability of our collaborators to commercialize any of our product candidates that Viewpoint successfully develops may depend, in part, on the extent to which government health administration authorities, private health insurers and other organizations will reimburse consumers for the cost of these products. These third parties are increasingly challenging both the need for and the price of new drug products. Significant uncertainty exists as to the reimbursement status of newly approved therapeutics. Adequate third-party reimbursement may not be available for its product candidates to enable Viewpoint or its collaborators to maintain price levels sufficient to realize an appropriate return on our investment in research and product development.

The potential pricing and reimbursement environment for VMT-α-NET, VMT01 and Viewpoint’s other product candidates and any future products may change in the future and become more challenging due to, among other reasons, policies advanced by the current or any new presidential administration, federal agencies, healthcare legislation passed by Congress, or fiscal challenges faced by all levels of government health administration authorities.

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

We May Be Unable To Adequately Protect Or Enforce Our Intellectual Property Rights Or Secure Rights To Third-Party Patents. Our ability and the abilities of our distributors to obtain and maintain patent and other protection for our product will affect our success. We are assigned, have rights to, or have exclusive licenses to patents and patents pending in the U.S. and numerous foreign countries. The patent positions of medical device companies can be highly uncertain and involve complex legal and factual questions. Our patent rights may not be upheld in a court of law if challenged. Our patent rights may not provide competitive advantages for our product and may be challenged, infringed upon, or circumvented by our competitors. We cannot patent our product in all countries or afford to litigate every potential violation worldwide. One of the patents that we license expired in fiscal year 2019 and others could now use the methods described in the patent without risk of infringing on our intellectual property. Another of our patents is scheduled to expire in 2025. Over the years, the Company has improved and changed our methods and we were only using a small portion of the methods described in the expired patent.

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

The Company’s commercial success will depend in part on not infringing the patents or violating the other proprietary rights of third parties. Intellectual property litigation is expensive and complex, and outcomes are difficult to predict. Any pending or future patent litigation may result in significant damage awards, including treble damages under certain circumstances, and injunctions that could prevent the manufacture and sale of an affected product or force us to make significant royalty payments in order to continue selling the affected product. At any given time, we may be involved as either a plaintiff or a defendant in a number of patent infringement actions, the outcomes of which may not be known for prolonged periods of time. As a healthcare supplier, we can expect to face claims of patent infringement in the future. A successful claim of patent or other intellectual property infringement against us could adversely affect our results of operations and financial condition.

Viewpoint’s success also depends upon its ability and the ability of any of its future collaborators to develop, manufacture, market and sell its product candidates without infringing the proprietary rights of third parties. Numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which Viewpoint is developing products, some of which may be directed at claims that overlap with the subject matter of its intellectual property. Because patent applications can take many years to issue, there may be currently pending applications, unknown to Viewpoint, which may later result in issued patents that its product candidates or proprietary technologies may infringe. Similarly, there may be issued patents relevant to its product candidates of which Viewpoint is not aware.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third-party claims that Viewpoint or any of its licensors, suppliers or collaborators infringe the third party’s intellectual property rights, Viewpoint may have to:

■	obtain licenses, which may not be available on commercially reasonable terms, if at all;
■	abandon an infringing product candidate or redesign its products or processes to avoid infringement;
■

pay substantial damages, including the possibility of treble damages and attorneys’ fees, if a court decides that the product or proprietary technology at issue infringes on or violates the third party’s rights;

■	pay substantial royalties, fees and/or grant cross licenses to its technology; and/or
■	defend litigation or administrative proceedings which may be costly whether Viewpoint wins or loses, and which could result in a substantial diversion of its financial and management resources.

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

The FDA has been considering legislative, regulatory and/or administrative changes to the FDA’s 510(k) program. Various committees of the U.S. Congress have also indicated that they may consider investigating the FDA’s 510(k) process. Under the current 510(k) rules, certain types of medical devices can obtain FDA approval without lengthy and expensive clinical trials. We have received FDA approval under the 510(k) rules for our product as sold in various formats. Our R&D programs and new product programs contemplate obtaining any required FDA approvals under the current 510(k) rules. Any changes to the current 510(k) or related FDA rules that make such rules more stringent or require more clinical data can significantly increase the time and costs associated with bringing new product formats or product modifications to market. This may have a material adverse effect on our business, financial condition, and results of operations.

In addition to FDA-required market clearances and approvals for our product formats, our manufacturing operations are required to comply with the FDA’s Quality System Regulation (QSR), which addresses requirements for a company’s quality program such as management responsibility, good manufacturing practices, product and process design controls, and quality controls used in manufacturing. Compliance with applicable regulatory requirements is monitored through periodic inspections by the FDA Office of Regulatory Affairs (ORA). We anticipate both announced and unannounced inspections by the FDA. Such inspections could result in non-compliance reports (Form 483) which, if not adequately responded to, could lead to enforcement actions. The FDA can institute a wide variety of enforcement actions ranging from public warning letters to more severe sanctions such as fines; injunctions; civil penalties; recall of our product; operating restrictions; suspension of production; non-approval or withdrawal of pre-market clearances for new products or existing products and criminal prosecution. There can be no assurance that we will not incur significant costs to comply with these regulations in the future or that the regulations will not have a material adverse effect on our business, financial condition and results of operations.

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

Viewpoint faces an inherent risk of product liability exposure based on the use of VMT-α-NET, VMT01 and its other product candidates in human clinical trials, or, if obtained, following marketing approval and commercialization. Claims could be brought against Viewpoint if use or misuse of one of its product candidates causes, or merely appears to have caused, personal injury or death. Although Viewpoint has and intends to maintain product liability insurance relating to its clinical trials, its coverage may not be sufficient to cover claims that may be made against Viewpoint and Viewpoint may be unable to maintain such insurance. Any claims against Viewpoint, regardless of their merit, could severely harm Viewpoint’s financial condition, strain its management and other resources or destroy the prospects for commercialization of the product which is the subject of any such claim. Viewpoint is unable to predict if it will be able to obtain or maintain product liability insurance for any products that may be approved for marketing. Additionally, Viewpoint has entered into various agreements where it indemnifies third parties for certain claims relating to the testing and use of its product candidates. These indemnification obligations may require Viewpoint to pay significant sums of money for claims that are covered by these indemnifications.

Viewpoint cannot predict all of the possible harms or side effects that may result from the use of its products and, therefore, the amount of insurance coverage Viewpoint currently holds, or that Viewpoint or its collaborators may obtain, may not be adequate to protect Viewpoint from any claims arising from the use of its products that are beyond the limit of its insurance coverage. If Viewpoint cannot protect against potential liability claims, Viewpoint or its collaborators may find it difficult or impossible to commercialize its products, and Viewpoint may not be able to renew or increase its insurance coverage on reasonable terms, if at all. The marketing, sale and use of its products and its planned future products could lead to the filing of product liability claims against Viewpoint if someone alleges that its products failed to perform as designed. A product liability or professional liability claim could result in substantial damages and be costly and time-consuming for Viewpoint to defend.

Any product liability or professional liability claim brought against Viewpoint, with or without merit, could increase its insurance rates or prevent Viewpoint from securing insurance coverage. Additionally, any product liability lawsuit could damage Viewpoint’s reputation, result in the recall of products, or cause current partners to terminate existing agreements and potential partners to seek other partners, any of which could impact Viewpoint’s results of operations.

Although we believe that as of the date of this Annual Report, we have adequate insurance to address anticipated potential liabilities associated with product liability, any unforeseen product liability exposure in excess of, or outside the scope of, such insurance coverage could adversely affect our financial condition and operating results. Any such claim brought against us, with or without merit, could result in significant damage to our business. Insurance coverage is expensive and difficult to obtain, and, although we currently have a five-million-dollar policy, in the future we may be unable to obtain or renew coverage on acceptable terms, if at all. If we are unable to obtain or renew sufficient insurance at an acceptable cost or if a successful product liability claim is made against us, whether fully covered by insurance or not, our business could be harmed. The FDA’s medical device reporting regulations require us to report any incident in which our product may have caused or contributed to a death or serious injury, or in which our product malfunctioned in a way that would be likely to cause or contribute to a death or serious injury if the malfunction reoccurred. Any required filing could result in an investigation of our product and possibly subsequent regulatory action against us if it is found that one of our products caused the death or serious injury of a patient.

Our Business Involves Environmental Risks. Our business involves the controlled use of hazardous materials, chemicals, biological and radioactive compounds that could be dangerous to human health and safety or the environment. Manufacturing is extremely susceptible to product loss due to radioactive, microbial, or viral contamination; material or equipment failure; vendor or operator error; or due to the very nature of the product’s short half-life. Although we believe that our safety procedures for handling and disposing of such materials comply with state and federal standards, there will always be the risk of accidental contamination or injury. In addition, radioactive, microbial, or viral contamination may cause the closure of the manufacturing facility for an extended period of time. By law, radioactive materials may only be disposed of at state-approved facilities. At our leased facility we use commercial disposal contractors. If we obtain sufficient financing to relocate, we intend to shut down our leased manufacturing and office facility, finish the planning and construction of a new manufacturing and office facility to be owned by the Company, and move to the new manufacturing facility. Assuming it is constructed and licensed, we will incur costs related to the clean-up and disposal of hazardous materials, chemicals, and radioactive components of the leased facility. While management believes it has reserved a sufficient amount of funds for this process, the Company may need more than the amount of the asset retirement obligation to meet the lease requirements and to receive clearance from the Washington State Department of Health. We may incur substantial costs related to the disposal of these materials. If we were to become liable for an accident, or if we were to suffer an extended facility shutdown, we could incur significant costs, damages, and penalties that could harm our business.

In addition, certain environmental laws assess liability on current or previous owners or operators of real property for the costs of investigation, removal or remediation of hazardous substances or materials at their properties or at properties which they have disposed of hazardous substances. Liability for investigative, removal and remedial costs under certain U.S. federal and state laws are retroactive, strict, and joint and several. In addition to cleanup actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances. The ultimate cost of site cleanup and timing of future cash outflows is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods.

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

Risks Related to Our and Shares of Common Stock and Public Company Status

We Have Incurred Significant Losses To Date, And There Is No Guarantee That We Will Ever Become Profitable. We incurred net losses of $7,272,000 and $3,387,000 in the fiscal years ended 2022 and 2021, respectively and $7,335,000 for the six-month transition period ended December 31, 2022. In addition, we have accumulated deficit from the inception of business through December 31, 2022 of $105,932,000. The costs for research and product development of our product formats along with marketing and selling expenses and general and administrative expenses have been the principal causes of our losses. We may not ever become profitable.

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

Our business could be negatively impacted by corporate citizenship and sustainability matters.  There is an increased focus from certain investors, employees, and other stakeholders concerning corporate citizenship and sustainability matters, which include environmental concerns and social investments. We could fail to meet, or be perceived to fail to meet, the expectations of these certain investors, employees and other stakeholders concerning corporate citizenship and sustainability matters, thereby resulting in a negative impact to our business.

Social media platforms have significantly altered the dynamics of corporate communications and present risks and challenges, some of which are, and may continue to be unknown to us. As social media continues to expand, it also presents us with new challenges. The inappropriate or unauthorized use of our confidential information on media platforms could cause brand damage or information leakage, which would cause legal or regulatory issues for us. In addition, negative, inappropriate or inaccurate posts or comments about us or our product candidates on social media internet sites could quickly and irreversible damage our reputation, image and goodwill. Further, the accidental or intentional disclosure of non-public sensitive information by our workforce or others through media channels could lead to information loss or could lead to legal or regulatory issues for us. In addition, there is a risk of a fraudulent third-party hijacking our information technology systems without our knowledge to access our confidential documents or to use our company name, logo or brand without authorization. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face restrictive regulatory actions or incur other harm and costs to our business.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 – PROPERTIES

The Company’s executive offices are located at 350 Hills Street, Suite 106, Richland, WA 99354, where it leases approximately 15,300 square feet of office and laboratory space for approximately $25,400 per month plus janitorial expenses of approximately $440 per month from Energy Northwest, the owner of the Applied Process Engineering Laboratory (the APEL facility). The Company executed a modification to the existing lease in October 2015 that stipulates the tenant improvements, machinery, equipment, and fixtures (TIs) are permitted to be abandoned at lease termination provided the facility is released by the Washington Department of Health. The modification also reduces the required notice to terminate early from twelve months to six months. In July 2019, the Company entered into another modification of the lease that extends the term to April 30, 2026, and maintained the then current rental rate through April 2020, and provides for an eighteen-month termination notice with an early termination penalty of up to $40,000 which decreases each year beginning May 1, 2022. The Company is not affiliated with this lessor.

In the spring of 2017, the Company purchased an adjacent property of approximately 4.2 acres in anticipation of constructing a facility to meet its requirements for production, laboratory, and administrative offices. To date, only limited feasibility and design work have been performed and management has put this potential new facility on hold while evaluating its overall strategy going forward after the merger with Viewpoint.

The Company’s management believes that the facilities currently occupied by the Company are adequate for present requirements, and that the Company’s current equipment is in good condition and is suitable for the operations involved.

ITEM 3 – LEGAL PROCEEDINGS

The Company is only involved in ordinary routine litigation incidental to its business.

Government Proceedings. See “ITEM 1A- RISK FACTORS”; The Legal and Regulatory Risks Related to the Company Operations; If We Fail To Comply With Applicable Healthcare Regulations, We Could Face Substantial Penalties And Our Business, Operations And Financial Condition Could Be Adversely Affected.

ITEM 4 –MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock was listed on the NYSE American under the symbol “ISR” until February 20, 2023. Beginning February 21, 2023, the Company's common stock listed under the symbol “CATX” and as of April 27, 2023 there were 279,973,149 shares outstanding.

The high and low sale prices as reported on the NYSE American for each quarter during the last two fiscal years are as follows:

Transition Period	Three months ended September 30, 2022	Three months ended December 31, 2022
High	$0.43	$0.40
Low	$0.22	$0.24

Fiscal 2022	Q1	Q2	Q3	Q4
High	$0.79	$0.68	$0.41	$0.37
Low	$0.58	$0.38	$0.31	$0.26

Fiscal 2021	Q1	Q2	Q3	Q4
High	$0.78	$0.58	$2.47	$1.15
Low	$0.54	$0.36	$0.53	$0.75

Holders

As of April 23, 2023, there were approximately 205 common stockholders of record. The number of common stockholders was determined from the records of our stock transfer agent and does not reflect persons or entities that hold their shares in nominee or “street” name through various brokerage firms.

Dividends

The Company has never paid cash dividends on its common stock and does not plan to pay cash dividends on its common stock in the foreseeable future. Our Board of Directors anticipates that any earnings that might be available to pay dividends will be retained to finance operations.

Securities Authorized for Issuance Under Equity Compensation Plans

On June 15, 2017, the Company's Stockholders approved the Company's 2017 Equity Incentive Plan (the “2017 Incentive Plan”). The 2017 Incentive Plan allows the Board of Directors to grant up to 4,000,000 shares of common stock to directors, officers, employees and consultants in a combination of equity incentive forms including incentive stock options (ISO), non-qualified stock options (NQSO), stock appreciation rights (SAR) or restricted shares of common stock.

On December 7, 2021, the Company's stockholders approved the Company's Amended and Restated 2020 Equity Incentive Plan (the “Amended 2020 Incentive Plan”), which amended and restated the Company's 2020 Equity Incentive Plan in its entirety. The Amended 2020 Incentive Plan increased the number of shares of common stock available for the grant of awards under the plan by 10,000,000, to a total of 16,000,000 available shares, removed the limit on the number of incentive stock options that can be granted under the plan, and authorized the granting of restricted stock units (RSU) under the plan. On December 13, 2022, the Company's stockholders approved the Company's Amended and Restated 2020 Equity Incentive Plan (“Amended and Restated 2020 Incentive Plan”), which increased the number of shares of common stock available for grant of awards under the plan by 30,000,000, to a total of 46,000,000 available shares. Under the Amended and Restated 2020 Incentive Plan, the Board of Directors may grant to directors, officers, employees and consultants various forms of equity, including ISOs, NQSOs, SARs and RSUs.

Options granted under both plans have a ten-year maximum term, an exercise price equal to at least the fair market value of the Company’s common stock (based on the closing share price of the common stock on the NYSE American on the date of the grant), and with varying vesting periods as determined by the Board.

As of December 31, 2022, the following options had been granted under the Amended 2020 Incentive Plan, the 2017 Incentive Plan and under prior stock option plans that have now expired.

Plan Category	Number of securities to be issued on exercise of outstanding options, warrants, and rights (a)	Weighted- average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation Plans (excluding securities in columns (a) and (b)
Equity compensation plans approved by security holders	10,439,200	$0.53	38,027,675
Equity compensation plans not approved by security holders	367,000	$1.39	-

Total	10,806,200	$0.56	38,027,675

Performance Graph

As a smaller reporting company, the Company is not required to provide a performance graph.

Sales of Unregistered Securities

Our sales of unregistered securities have been previously reported in our reports on Forms 8-K and 10-Q.

Issuer Purchases of Equity Securities

None.

ITEM 6 – [RESERVED]

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Presentation

A discussion of the changes in our financial condition and results of operations for the fiscal years ended June 30, 2022, 2021 and 2020, has been omitted from this report, but may be found in Item 7, MD&A, of our Annual Reports on Form 10-K for the years ended June 30, 2022 and June 30, 2021, filed with the SEC on September 28, 2022 and September 27, 2021, respectively, which are available free of charge on the SEC’s website at www.sec.gov.

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

Results of Operations

Financial presentation

The following sets forth a discussion and analysis of the Company’s financial condition and results of operations for the six months ended December 31, 2022 and 2021. This discussion and analysis should be read in conjunction with our consolidated financial statements appearing elsewhere in this Report. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Item 1A — Risk Factors,” beginning on page 40 of this Report. (In thousands)

	For Six Months Ended December 31,
	2022		2021		2022 - 2021
	Amount	% (a)	Amount	% (a)	% Change

Sales, net	$3,552	100	$5,380	100	(34)
Cost of sales	2,735	77	3,131	58	(13)
Gross profit (loss)	817	23	2,249	42	(64)

Operating expenses:
Research and development	1,301	37	1,237	23	5
Sales and marketing	1,614	45	1,463	27	10
General and administrative	5,493	154	3,458	64	59
Loss on disposal of property and equipment	305	9	-	-	100
Total operating expenses	8,713	245	6,158	114	41
Operating loss	(7,896)	(222)	(3,909)	(73)	(102)

(a) Expressed as a percentage of sales, net

Sales

During the six months ended December 31, 2022 sales, net decreased 34% compared to the six months ended December 31, 2021. At the end of July 2022, one of our key reactors in Russia had an unplanned service disruption. Typically, the Company could switch to the other reactor. However, this year the second reactor was scheduled for a planned outage for routine maintenance in August and could not cover our isotope requirements. This resulted in the Company being temporarily unable to supply our customers with product from mid-August through early September 2022 when isotope supply resumed. The Company has inquired and believes that this temporary outage was not related to the Russian military action in Ukraine or the resulting sanctions, but was instead a force majeure event. When management learned of the disruption, management contacted reactors in the United States that could possibly provide some Cesium-131 but those reactors were not immediately available due to planned routine maintenance outages, space availability, and other factors. This temporarily left the Company with no Cesium-131. As of September 7, 2022, the Company returned to regular operations and is shipping product on a daily basis. Additionally, our former medical director and historically our largest customer has not placed any orders since isotope supply resumed. Although this customer has not indicated he has plans to cease ordering from us altogether, we have not received any orders from him and this is continuing to impact our sales. The Company’s sales personnel continue to focus on bringing in new accounts while also working with existing and former customers to increase their order volumes.

	For Six Months Ended December 31,
	2022		2021		2022 - 2021
Treatment	Amount	%(a)	Amount	% (a)	% Change

Prostate Brachytherapy	$2,229	63	$4,112	76	(46)
Other sales	1,323	37	1,268	24	4
Sales, net	$3,552		$5,380

(a) Expressed as a percentage of sales, net

Prostate Brachytherapy.

Prostate sales decreased by approximately 46% during the six months ended December 31, 2022 compared to the six months ended December 31, 2021. The primary reason for the decrease was the unplanned service disruption at one of our supplier's nuclear reactors discussed above. This resulted in the Company being temporarily unable to supply our customers with product from mid-August 2022 through early September 2022 when isotope supply resumed. Additionally, our former medical director and historically our largest customer has not placed any orders since isotope supply resumed. Although this customer has not indicated he has plans to cease ordering from us altogether, we have not received any orders from him and this is continuing to impact our sales. The Company raised seed prices in November 2021 to help offset its increases in raw materials and other costs as a result of the ongoing global COVID-19 pandemic. The price increase partially offset a decrease in case volume during the six months ended December 31, 2022 compared to the six months ended December 31, 2021.

Management believes growth in prostate brachytherapy revenues will be the result of physicians, payors, and patients increasingly considering overall treatment advantages including costs compared with non-brachytherapy treatments, better treatment outcomes and improvement in the quality of life for patients. In January 2022, the American Cancer Society estimated that nearly 270,000 new prostate cancer cases would be diagnosed in calendar year 2022, which represents an increase of approximately 8% over the calendar year 2021 estimate (American Cancer Society, 2022). This increase is due to patients being unable to access treatment or putting treatment off due to the COVID pandemic, but there is no assurance that this will occur and if it occurs that it will have a positive impact on the Company's performance.

Other Sales.

Other sales includes, but is not limited to, brain, lung, head/neck, gynecological, and pelvis treatments, as well as services. Other sales, net increased by 4% for the six months ended December 31, 2022 compared to the six months ended December 31, 2022. The main driver of this growth was increased treatments for brain cancer including GammaTile™. Initial applications for these other brachytherapy treatments are primarily used in recurrent cancer treatments or salvage cases that are generally difficult to treat aggressive cancers where other treatment options are either ineffective or unavailable.

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

For the six months ended December 31, 2022 and 2021, total revenues from sales including minimum order fees to GT Med Tech were approximately 26% and 14% of sales, respectively. This significant increase in the percentage of sales was primarily due to the overall decrease in prostate sales and the Company's contractual obligation to supply GT Med Tech with our limited supply of isotope from mid-August 2022 through early September 2022.

Cost of sales

Cost of sales consisted primarily of the costs of manufacturing and distributing the Company’s products. Contributing to the decrease in the six months ended December 31, 2022 and 2021 comparison were decreases in isotope purchases and other materials costs as well as decreases in labor due to the unplanned service disruption discussed above and lower order volumes. Materials isotope costs decreased by $187,000. Other material costs decreased $203,000. Labor expenses decreased $33,000.

During both the six months ended December 31, 2022 and 2021, the Company purchased isotope in excess of known customer orders to provide enough isotope to fill anticipated orders which did not materialize. The excess isotope is utilized in the production of upcoming orders where possible considering the decay rates of Cesuim-131. Any loss of isotope to decay is also included as a cost of production during the current period.

Research and development expenses

Research and development consisted primarily of the costs related to employee and third-party research and development activities. Contributing to the increase in the six months ended December 31, 2022 and 2021 comparison was an increase in payroll costs due to annual merit increase and bonus related to certain merger-related milestones. This increase was partially offset by a reduction in consulting expenses. Payroll expenses increased $110,000. Consulting expenses decreased $46,000.

Sales and marketing expenses

Sales and marketing expenses consist primarily of the costs related to the internal and external activities of the Company’s sales, marketing and customer service division. Contributing to the increase in the six months ended December 31, 2022 and 2021 comparison was increased payroll of $90,000 resulting from annual merit increases, new hires to replace sales professionals that left in fiscal 2022 and an increase in compensation payments to support sales professionals during the unplanned service disruption to ensure they did not leave due to the competitive labor environment. Other costs relating to marketing activities and conventions increased $52,000.

General and administrative expenses

General and administrative expenses consist primarily of the costs related to the executive, quality assurance and regulatory affairs (QA/RA), finance, human resources and information technology functions of the Company.

The primary reasons for the increase in general and administrative expenses for the six months ended December 31, 2022 compared to the six months ended December 31, 2021 were legal, third-party due diligence consulting, and investment banking expenses related to the merger with Viewpoint. Also contributing to the increase were increases to payroll due to annual merit increases, bonuses related to certain merger-related milestones, director and officer insurance expense, increased audit and legal fees, severance, and increased travel. Payroll costs increased $375,000, legal costs increased $548,000, public company related expenses increased $775,000, and travel increased by $40,000.

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

While we had trouble with sending wires to Russia from our local bank in Richland, Washington due solely to its own internal policies which we have since resolved and were forced to redirect flights to obtain supply of our Cesium-131, there has been no further impact on our operations and our relationship with our Russian reactor suppliers remains excellent; however there is no assurance we will not experience disruptions from the banking system or our suppliers themselves in the future and this could result in a material adverse effect on our financial results. Any such disruption may also magnify the impact of other risks described in this Report.

Because our supply of Cesium-131 is obtained from nuclear reactors located in Russia, the Company is susceptible to any supply chain disruptions resulting from military actions, the sanctions, or otherwise, and any such disruption could materially affect our ability to obtain the Cesium-131 needed for our products. Management and our Board of Directors are actively monitoring the situation in Ukraine and Russia and assessing its impact on our business, including our medical isotope suppliers. To date, we have not experienced any material interruptions in our medical isotope supplies needed to support our operations due to the conflict although we did experience a supply disruption due to the shutdown of both of our reactors. However, we have no way to predict the progress or outcome of the military conflict in Ukraine or its impacts in Ukraine, Russia, Belarus, Europe, or the U.S. The extent and duration of the military action, sanctions, and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time.

Liquidity and capital resources

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company has historically financed its operations through selling equity to investors. During the transition period ended December 31, 2022, the Company raised approximately $28,000 pursuant to the exercise of options to purchase common stock. Existing cash reserves from prior capital raises were used to fund the Company's operations and capital expenditures during the transition period and fiscal 2022 respectively.

Our cash flows for the six months ended December 31, 2022 and 2021 respectively, are summarized as follows (in thousands):

	For the six months ended December 31,
	2022	2021

Net cash used by operating activities	$(6,086)	$(3,397)
Net cash (used in) investing activities	(28,839)	(135)
Net cash provided by financing activities	28	56
Net increase (decreases) in cash and cash equivalents	$(34,897)	$(3,476)

	As of December 31,	As of June 30,
	2022	2022

Working Capital	$50,539	$57,063
Current Ratio	19.89	26.18

Cash flows from operating activities

Net cash used by operating activities in the six months ended December 31, 2022 was primarily due to an approximate net loss of $7.34 million net of approximately $0.93 million in adjustments for non-cash activity such as depreciation and amortization expense, the accretion of asset retirement obligation, and share-based compensation. Changes in operating assets and liabilities contributed approximately $0.32 million to the cash used by operating activities.

Net cash used by operating activities in the six months ended December 31, 2021 was primarily due to an approximate net loss of $3.85 million net of approximately $0.93 million in adjustments for non-cash activity such as depreciation and amortization expense, the accretion of asset retirement obligation, and share-based compensation. Changes in operating assets and liabilities contributed approximately $0.48 million to the cash used by operating activities.

Cash flows from investing activities

Investing activities for all years are presented by primary transaction category. Investing activities consisted of transactions related to the purchase of fixed assets as well as the purchase and subsequent maturity of certificates of deposit or U.S. Treasury Bills. Management will continue to invest in technology and machinery that improves and streamlines production processes and to invest and reinvest maturing certificates of deposit and U.S. Treasury Bills in low-risk investment opportunities that safeguard assets and provide greater assurance those resources will be liquid and available for business needs as they arise. Additionally, during the transition period, we loaned Viewpoint Molecular Targeting $6.0 million and made an equity method investment for $0.15 million included in other assets.

Cash flows from financing activities

Financing activities for all years are presented by primary transaction category. Financing activities for the six months ended December 31, 2022 and 2021 were primarily due to option exercises.

Projected FY 2023 Liquidity and Capital Resources

Operating activities

Management forecasts that fiscal 2023 cash requirements will increase compared to previous years and that current cash and cash equivalents will be sufficient to meet projected operating cash needs for the twelve months ending December 31, 2023 (including consideration of the cash needs of Viewpoint following completion of the Merger). Monthly operating expenses are budgeted to increase for sales and marketing, research and development and general and administrative expenses in fiscal 2023 as management works to implement its strategy to integrate Viewpoint’s operations. Management anticipates a significant increase of expenses particularly in research and development for the Viewpoint operations coupled with the loss of its largest brachytherapy customer likely making cashflow break-even for the entire Company not possible within the next three to four years. There is no assurance that the Company will replace its loss of its largest brachytherapy customer by adding additional customers in the near future. The Company missed its target of twenty-five percent increased revenue in the first three months of calendar 2023 and there is no assurance that targeted sales growth will continue over the next three to four years. With the completion of the Merger, the added general and administrative and research and development expenses of Viewpoint cannot be met with cash reserves or revenues and additional capital will need to be raised.

Capital expenditures

Management has previously completed the design of a future production and administration facility. At December 31, 2022, these costs were written off as management reviews the production needs of the combined entities which is anticipated to impact the location and design of any new production facility.

Management is reviewing all aspects of production operations (including process automation), research and development, sales and marketing, and general and administrative functions to evaluate the most efficient deployment of capital to ensure that the appropriate materials, systems, and personnel are available to support and drive sales.

Beginning in fiscal 2017 and continuing through fiscal 2021, the Company invested approximately $1,064,000 in the automation of five production processes. The equipment developed for all five processes were placed in service as of the end of fiscal 2021. This investment was implemented to allow the Company to significantly increase the output of Cesium-131 brachytherapy seeds, while allowing the Company to decrease the labor costs related to seed production and also improving the overall safety of our operations.

Financing activities

During the six months ended December 31, 2021, the Company received approximately $0.06 million as a result of the exercise of 125,000 options to purchase common stock.

During the six months ended December 31, 2022, the Company received approximately $0.03 million as a result of the exercise of 72,500 options to purchase common stock.

When it does require capital in the future, the Company expects to finance its cash needs through sales of equity, possible strategic collaborations, debt financing or through other sources that may be dilutive to existing stockholders, Management anticipates that if it raises additional financing that it will be at a discount to the market price and it will be dilutive to stockholders.

Other Commitments and Contingencies

The Company’s purchase commitments and obligations include all open purchase orders and contractual obligations entered into in the ordinary course of business, including commitments with contract manufacturers and suppliers, for which we have not received the goods or services and acquisition and licensing of intellectual property. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and/or adjust our requirements based on our business needs prior to the delivery of goods or performance of services. Non-cancellable purchase commitments and obligations that will exist beyond the transition period and that are not separately presented as a liability on the balance sheet are listed below (in thousands):

		Less than	1 – 3	3 – 5	More than 5
Contractual obligations	Total	1 year	years	years	years
Seed core purchase obligation	602	270	332	-	-
Total	$602	$270	$332	$-	$-

Merger

On September 27, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Merger Sub, Viewpoint, and Cameron Gray, as the representative of the Owners (as defined therein), as amended by the First Amendment to Agreement and Plan of Merger entered into by the parties on October 21, 2022 (the “Amendment”). On February 3, 2023 (the “Closing”), the Company completed the merger of Isoray Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), with Viewpoint Molecular Targeting, Inc. (“Viewpoint”) (such transaction being the “Merger”). Viewpoint is an alpha-particle radiopharmaceutical company in the alphaemitter market developing oncology therapeutics and complementary imaging agents. In connection with the Closing, the Company issued 136,545,075 shares of common stock, representing approximately 49% of the fully-diluted outstanding capital stock of the Company, to the stockholders of Viewpoint, with 10% of those shares being held in escrow by U.S. Bank National Association (“U.S. Bank”) for the twelve-month period following the Closing pursuant to the terms of the Merger Agreement and an escrow agreement entered into among the Company, U.S. Bank and Cameron Gray.

For a more detailed summary of the Merger Agreement, see our Forms 8-K filed with the SEC on September 28, 2022 and on February 6, 2023 and our Form 8-K/A filed with the SEC on April 21, 2023.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Impact of Inflation

Inflation had minimal impact on our net sales and revenues, but had an impact on loss from continuing operations as we have experienced increases in costs for materials and services.

Recent Accounting Pronouncements

Accounting Standards Updates to Become Effective in Future Periods

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which requires entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The FASB has subsequently issued updates to the standard to provide additional clarification on specific topics. Topic 326 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. We do not anticipate this will have a material impact to our financial statements and disclosures.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this Item 8 is incorporated by reference to our Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm beginning at page 8667 of this Report.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements or reportable events with Assure CPA, LLC.

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and co-principal financial officers, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2022. Based on that evaluation, our principal executive officer and our co-principal financial officers concluded that the design and operation of our disclosure controls and procedures were effective. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedures are designed to provide a reasonable level of assurance that the objectives of the system will be met.

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

We have evaluated the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). This evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our co-principal financial officers and principal accounting officer, all of whom concluded that our internal control over financial reporting was effective as of December 31, 2022. Our evaluation of the effectiveness of our internal control over financial reporting in future periods may differ due to changing conditions or non-compliance with the policies and procedures we have established.

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

The directors serving the Company as of December 31, 2022 were as follows:

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

Upon the closing of the Merger on February 3, 2023, Perspective Therapeutics increased the size of its Board of Directors from four members to five members. Alan Hoffmann and Dr. Philip Vitale resigned from the board and Michael McCormick resigned as Chairman of the Board but remained a director of the Company. Lori Woods was appointed as Chairperson of the Board and Johan (Thijs) Spoor, Robert Froman Williamson, III, and Dr. Frank Morich were appointed as directors of the Company. In addition, Ms. Woods resigned as Chief Executive Officer of the Company and Mr. Spoor was appointed as Chief Executive Officer of the Company.

The directors serving the Company as of April 27, 2023 were as follows:

			Audit	Compensation	Nominations
Name	Type	Age	Committee	Committee	Committee
Lori Woods, Chairperson	Non-Independent[1]	60	N/A	Chair	Member

Michael McCormick	Independent	59	Member	Member	N/A

Robert Froman Williamson, III	Independent	57	Chair	Member	Member

Dr. Frank Morich	Independent	69	Member	N/A	Chair

Johan (Thijs) Spoor, Chief Executive Officer	Employee	51	N/A	N/A	N/A

1.	Even though Ms. Woods is not independent due to her service in the capacity of CEO until her replacement on February 3, 2023, the Board has determined she is able to comply with the NYSE American regulations which establish criteria permitting her to serve as a non-independent director on this committee.

Johan (Thijs) Spoor – Thijs Spoor, MBA, was the Chief Executive Officer of Viewpoint until the Closing. Mr. Spoor is an established leader with nearly 30 years of combined executive, broad management, and capital markets expertise across healthcare and medical device industries. Prior to joining Viewpoint, Mr. Spoor served as the President and CEO of KBP Biosciences, a global, clinical-stage biotechnology company focused on discovering, developing, and commercializing innovative small-molecule therapeutics for the treatment of serious cardiorenal and infectious diseases. While at KBP Biosciences, Mr. Spoor led all operations for major fund-raising and IPO readiness, and drove the company’s small molecule clinical development programs, including toxicology, clinical pharmacology, Phase 2 studies, and discussions with regulators. Prior to that, Mr. Spoor served as the President and CEO of AzurRx BioPharma, where he led its NASDAQ IPO, completion of animal studies, regulatory approvals, and multiple Phase 2 studies. Mr. Spoor also served as the President and CEO of FluoroPharma Medical, which he took public, as well as a Health and Life Sciences strategy consultant to Fortune 500 companies at Oliver Wyman. Mr. Spoor worked on Wall Street as an equity research analyst at JP Morgan and Credit Suisse where he covered biotechnology stocks and medical device companies. He started his career with formal training in nuclear pharmacy which led to increasing commercial leadership roles in the imaging business at GE Healthcare (Amersham) in cardiology and oncology. Mr. Spoor also serves on the board of directors of Verifi Water, Inc. Mr. Spoor holds a Pharmacy degree from the University of Toronto and an MBA from Columbia Business School.

Robert Froman Williamson, III – Robert F. Williamson, III has been active in building biotechnology and related technology companies for over two decades. Beginning in September, 2022, Mr. Williamson has served as President and CBO of Triumvira Immunologicals, a cell therapy company, and beginning in March, 2022, as a senior adviser to SyntheX, a protein interaction and degrader company. From February to September, 2022, he was the CBO/CFO of OncoMyx, an oncolytic virus company, and from 2020 to 2021 was CEO of BioTheryX, a protein degradation therapeutics company, raising a $100M crossover round and preparing the company for an IPO. Prior to that, Mr. Williamson served as CEO of PharmAkea from 2013 to 2019, and of ATXCo in 2019, both oncology and fibrosis companies financed through a partnership with Celgene, until PharmAkea’s acquisition by Galecto and ATXCo’s acquisition by Blade Therapeutics, both in 2019. Previously, Mr. Williamson was Executive Chairman and founder of Strategic Enzyme Applications, CEO of Arriva Pharmaceuticals, President and COO of Eos Biotechnology, which he sold to Protein Design Labs, and COO of DoubleTwist, Inc. through its acquisition by Merck and Hitachi. Mr. Williamson also serves on the Coulter Oversight Board for University of Miami, Florida, is a qualified financial expert and has chaired both Compensation and Audit Committees. Notably, Mr. Williamson served as an early Director of Pharmasset, Inc., where he helped finance, grow, and advance the company into the public markets and through its acquisition by Gilead in 2011 for $11 billion. Earlier, Mr. Williamson was a partner with The Boston Consulting Group and a research assistant for the Federal Reserve Board. Mr. Williamson received a BA in economics from Pomona College and an MBA from Stanford University.

Dr. Frank Morich – Dr. Frank Morich is a biopharmaceutical professional with more than 35 years of industry experience. Dr. Morich served on the board of directors of Viewpoint from February 2021 until the Closing. He has also served on the board of directors of CUE-Biopharma, located in Boston, Massachusetts, a company working on protein therapeutics with applications in immune-oncology, autoimmunity, and potentially antiviral applications since August 2018, and as its chairman since April 2021. Dr. Morich serves as Executive Chairman of Aphaia Pharma, located in Zug, Switzerland, a clinical-stage biopharmaceutical company working to treat and prevent metabolic disorders such as obesity and diabetes, a position he has held since June 2022. Dr. Morich served on the board of directors for MorphoSys from 2015 to 2021, and for Innate Pharma from 2004-2010, both clinical-stage biotechnology companies specializing in antibody development. Prior to focusing on board work, Dr. Morich was Chief Commercial Officer at Takeda Pharmaceuticals, a global pharmaceutical company, from 2011 to 2014, and as its Executive Vice President, International Operations from 2010 to 2011. From 2008 to 2010, Dr. Morich served as Chief Executive Officer of NOXXON Pharma AG, a clinical-stage drug development company, and, from 2005 to 2007, as Chief Executive Officer and member of the board of directors of Innogenetics N.V., an international in vitro diagnostics company. Prior to that, Dr. Morich held several positions at Bayer, a global pharmaceutical and life sciences company, including as a member of the Board of Management of Bayer AG, Head of Global Product Development, and Head of Research and Development. Dr. Morich holds an M.D. and Ph.D. from the University of Marburg where he specialized in immunology with a focus on monoclonal antibodies. He also served as a military physician before moving to industry.

Executive Officers

The executive officers serving the Company as of April 27, 2023 were as follows:

Name	Age	Position Held
Johan (Thijs) Spoor[1]	51	Chief Executive Officer, Director
Markus Puhlmann	57	Chief Medical Officer
Jonathan Hunt	56	Chief Financial Officer, Co-Principal Financial Officer
Mark Austin	36	Vice President of Finance and Corporate Controller, Co-Principal Financial and Principal Accounting Officer, Corporate Secretary
Jennifer Streeter	53	Chief Operating Officer, Vice President, Human Resources

1.	Mr. Spoor’s biographical information is incorporated by reference in the board membership section of Part III, Item 10.

Markus Puhlmann – Dr. Puhlmann, MD MBA, is the Chief Medical Officer of Perspective Therapeutics. Dr. Puhlmann is a clinical researcher with over 30 years of combined experience in healthcare and the pharmaceutical industry with leadership positions in oncology drug development for solid and liquid tumor indications involving all phases of clinical development. Before joining Perspective Therapeutics, Dr. Puhlmann served as the CD30 Franchise Head of Global Clinical Development at Seagen, where he built programs to explore the immune modulating properties of ADCs for various oncology and non-oncology indications. Prior to his time at Seagen, Dr. Puhlmann joined Merck & Co where he worked on the clinical development of pembrolizumab. After initiating the pembrolizumab GYN program, Dr. Puhlmann focused on the expansion of the GU indications and developed an extensive trial portfolio. In this capacity, Dr. Puhlmann led and contributed to many successful regulatory filings for pembrolizumab across different indications such as urothelial carcinoma, RCC and cervical cancer. In addition, Dr. Puhlmann led the clinical development program for the collaboration of the partnership between Merck and EISAI. Earlier in his career, he held various positions with increasing responsibilities in clinical development and medical affairs at Schering Plough, Bayer and Amgen. Dr. Puhlmann also spent six years at the Surgery Branch, NCI, NIH, where he researched suicide gene therapy approaches including the effects of cytokines on tumor neovasculature. Dr. Puhlmann trained as a surgeon in the UK and Germany and holds a medical degree from the Ludwig Maximilians University, Munich, Germany as well as an Executive MBA from Georgetown’s McDonough School of Business.

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

Jennifer Streeter – Mrs. Streeter brings more than 10 years’ experience of progressive growth in the Human Resources field. She joined the Company in July 2016 as Vice President of Training. In September 2016, she accepted responsibility as Vice President of Human Resources. Effective July 19, 2019, she was appointed Interim Chief Operating Officer and on June 23, 2020, was appointed Chief Operating Officer. Prior to joining the Company, Mrs. Streeter was employed by Supershuttle International as the Vice President of Learning Development, where she led a team of training managers providing overall training and organizational development activities. Mrs. Streeter was employed by Supershuttle International from 2010 to 2016. Previously Mrs. Streeter has facilitated both on ground and online courses at the undergraduate and graduate levels for universities including Grand Canyon University, Ottawa University and Western International University. The courses focused on Human Resource and Organizational Development. Mrs. Streeter received her Bachelor’s Degree in Management/Marketing and her Master’s Degree in Leadership Studies from Baker College in Michigan.

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

We believe the Company's executive officers, directors and 10% stockholders timely complied with their filing requirements during the transition period ended December 31, 2022.

Code of Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our officers, directors and employees and a separate Code of Ethics for Chief Executive Officer and Senior Financial Officers that supplements our Code of Conduct and Ethics.

The Code of Conduct and Ethics was previously filed as Exhibit 14.1 to our Form 10-KSB for the period ended June 30, 2005, and the Code of Ethics for Chief Executive Officer and Senior Financial Officers was previously filed as Exhibit 14.2 to that same report. The Code of Ethics for Chief Executive Officer and Senior Financial Officers is also available to the public on our website at http://www.perspectivetherapeutics.com/about/investors/. Each of these policies comprises written standards that are reasonably designed to deter wrongdoing and to promote the behavior described in Item 406 of Regulation S-K promulgated by the Securities and Exchange Commission. Any amendments to or waivers of the Codes will be promptly posted on our website at www.perspectivetherapeutics.com or in a Report on Form 8-K, as required by applicable laws.

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

Dr. Vitale, Mr. Hoffmann, and Mr. McCormick were each members of the Audit Committee until February 3, 2023.  Subsequent to February 3, 2023, Mr. Williamson, Mr. McCormick, and Mr. Morich were each appointed members of the Audit Committee as Mr. Hoffmann and Dr. Vitale resigned. The Board of Directors has determined that Mr. Williamson is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC, and each Audit Committee member is independent under applicable NYSE American standards. The Board’s conclusions regarding the qualifications of Mr. Williamson as an audit committee financial expert were based on his service as an executive officer of various companies and his master’s degree in business administration.

ITEM 11 – EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the six-month transition period (“TP”) ended December 31, 2022, and the fiscal years ended June 30, 2022 and 2021, earned by or paid to each of the following individuals. Salary and other compensation for these officers are set or recommended to the Board by the Compensation Committee.

Summary Compensation Table

				Non-equity
Name and			Option	incentive plan	All other
principal		Salary	awards	compensation	compensation	Total
position	Year	($)	($)[1]	($)	($)[2]	($)
Lori Woods	TP	249,780	234,764	63,000	6,100	553,644
Former CEO and Director	2022	439,816	279,648	46,180	-	765,644
	2021	353,450	-	17,745	-	371,195
William Cavanagh	TP	169,080	118,631	34,100	6,100	327,911
Former CRDO	2022	299,998	186,432	25,200	-	511,630
	2021	244,149	-	9,190	-	253,339
Jennifer Streeter	TP	179,234	118,631	36,000	6,100	339,965
COO and VP of HR	2022	337,834	186,432	28,379	-	552,645
	2021	256,672	-	9,677	-	266,349

1.

Amounts represent the ASC 718, Compensation – Stock Compensation valuation for the transition period and fiscal year 2022. Options awarded vest in four equal annual installments and expire ten years after the date of grant. All options were granted at the fair market value of the Company’s common stock on the date of grant and the Company used a Black-Scholes methodology as discussed in the footnotes to the financial statements to value the options.

2.	Amounts represent Company 401(k) matching contributions earned in 2022.

Outstanding Equity Awards at Transition Period End

Option awards

Equity Incentive Plan awards:

	Number of		Number of
	securities		securities
	underlying		underlying
	unexercised		unexercised	Option
	options		options	exercise	Option
	(#)		(#)	price	expiration
Name	exercisable		unexercisable[5]	($)	date
Lori Woods	235,000		705,000	0.33	07/21/2032
Former CEO and Director	240,000		240,000	0.79	07/01/2031
	125,000		62,500	0.61	06/23/2030
	62,500	[4]	-	0.43	06/18/2029
William Cavanagh	118,750		356,250	0.33	07/21/2032
Former CRDO	160,000		160,000	0.79	07/01/2031
	112,500		37,500	0.61	06/23/2030
	150,000	[4]	-	0.43	06/18/2029
	150,000	3	-	0.46	06/13/2028
	225,000	[1]	-	0.605	06/27/2027
	20,000	2	-	2.46	06/17/2024
Jennifer Streeter	96,250		356,250	0.33	07/21/2032
COO and VP of HR	160,000		160,000	0.79	07/01/2031
	112,500		37,500	0.61	06/23/2030
	100,000	[4]	-	0.43	06/18/2029
	100,000	3	-	0.46	06/13/2028
	100,000	[1]	-	0.605	06/27/2027

1.	Represents a June 27, 2017, grant, all of which were exercisable as of June 27, 2020.
2.	Represents a June 17, 2014, grant, all of which were exercisable as of June 17, 2017.
3.	Represents a June 13, 2018, grant, all of which were exercisable as of June 13, 2021.
4.	Represents a June 18, 2019, grant, all of which were exercisable as of June 18, 2022.
5.	All of these awards vested on 2/3/2023 in connection with the Merger as the Merger was a “Change of Control” pursuant to the stock option plan.

The Company has a 401(k) plan that covers all eligible full-time employees of the Company. Contributions to the 401(k) plan are made by participants to their individual accounts through payroll withholding. Additionally, the 401(k) plan allows the Company to make contributions at the discretion of management. Through December 31, 2022, the Company had not made any contributions to the 401(k) plan. Beginning January 1, 2022, the Company implemented a Company 401(k) match where 50% of the first 4% of the participants contributions will be matched, up to a maximum company match of 2% of eligible compensation. The Company matching contributions will be made during the third fiscal quarter of 2023 for the 401(k) plan year January 1, 2022 to December 31, 2022. Beginning January 1, 2023, the Company changed the Company 401(k) match where 100% of the first 4% of the participants contributions will be matched, up to a maximum company match of 4% of eligible compensation.

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

In fiscal 2022, to facilitate its review and determination of executive compensation, the Committee engaged Pearl Meyer to conduct a comprehensive competitive review of our executive compensation program. In connection with this review and in consultation with Pearl Meyer and senior management of the Company, Pearl Meyer identified a peer group comprised of healthcare equipment, pharmaceutical and biotechnology companies roughly similar to the Company in revenue size or market capitalization, and focused on cancer treatments to the extent possible. The peer group consists of the 16 companies listed below:

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
Y-mAbs Therapeutics, Inc.

The median (50th percentile) revenue size of the peer group was approximately $11 million, while the median market capitalization was $86 million; Perspective Therapeutics' revenue and market capitalization were roughly at the 50th and 23rd percentiles of the peer group, respectively.

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

Director compensation for fiscal 2022 is set forth below.

Transition Period Director Compensation

	Fees earned
	or paid in	Option
	cash	awards	Total
Name	($)	($)	($)
Alan Hoffmann	30,000	33,716	63,716
Michael McCormick	30,000	33,716	63,716
Philip Vitale MD	30,000	33,716	63,716

Each non-employee director had stock options to purchase shares of the Company’s common stock outstanding as of December 31, 2022 as follows - Mr. Hoffmann had stock options to purchase 415,000 shares of common stock, Mr. McCormick had stock options to purchase 415,000 shares of common stock, and Dr. Vitale had stock options to purchase 415,000 shares of common stock. All of these options fully vested as a result of the Merger as it constituted a “Change of Control” under the stock option plan.

During the transition period, the independent directors received $5,000 per month for their service. Employee directors do not receive any compensation for their service on the Board.

Performance-Based Annual Bonus

We provide for annual cash incentives that reinforces our pay-for-performance approach. This incentive compensation is a short-term incentive program that rewards achievement. Annual incentive awards are awarded at the sole determination of the Compensation Committee (on behalf of the Board) based on the actual and measurable performance of the Company based on a set of corporate objectives for the previous year.

For the fiscal year ended June 30, 2023, the bonus plan was revised so that the Chief Executive Officer has an opportunity to earn a bonus of fifty percent (50%) of her annual base salary and each other named officer has an opportunity to earn a bonus of forty percent (40%) of his or her annual base salary by meeting the following parameters: half of the bonus will be paid if the Company has a twenty percent (20%) increase in revenue from the prior fiscal year; one quarter of the bonus will be paid if the Company has a gross margin percentage of forty-five percent (45%) or higher in the fiscal year; and one quarter of the bonus would be paid in a one-time payout based on Merger and Acquisition (M&A) activity. M&A activity is defined as: The identification of a merger or acquisition target and a signed definitive agreement.

For the transition period, twenty-five percent (25%) of the metrics were achieved relating to the M&A bonus defined above resulting in the bonuses set forth below.

NEO	Transition Period Bonus ($)
Lori Woods – CEO and Director	63,000
William Cavanagh – CRDO	34,100
Jennifer Streeter – COO and VP of HR	36,000

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding the beneficial ownership of the Company’s common stock and preferred stock as of April 27, 2023 for (a) each person known by the Company to be a beneficial owner of five percent or more of the outstanding common or preferred stock of the Company, (b) each named executive officer, director and nominee for director of the Company, and (c) directors and executive officers of the Company as a group. As of April 27, 2023, the Company had 279,973,149 shares of common stock outstanding. Except as otherwise indicated below, the address for each listed beneficial owner is c/o Perspective Therapeutics, Inc., 350 Hills Street, Suite 106, Richland, Washington 99354.

Common Stock Share Ownership

Name of Beneficial Owner	Common Shares Owned		Common Stock Options [1]		Common Stock Warrants[3]		Percent of Class[2]
Johan (Thijs) Spoor	107,572		8,454,757		-		2.97%
Lori Woods	1,382,614		1,508,611		-		1.02%
Michael McCormick	41,230		441,111		9,615		0.18%
Robert F. Williamson, III	-		26,111		-		0.01%
Dr. Frank Morich	-		1,133,582		-		0.40%
Markus Puhlmann	500,000		1,408,069		-		0.68%
Jonathan Hunt	191,710		1,245,000		33,653		0.52%
Jennifer Streeter	77,940		1,222,500		-		0.46%
William Cavanagh	27,692	[4]	1,490,000	[4]	3,846	[4]	0.54%
Mark Austin	54,030		538,500		9,615		0.21%
Directors and Executive Officers as a group	2,382,788		17,468,241		56,729		6.99%

1.

Only includes those common stock options that could be exercised for common stock within 60 days after April 27, 2023. Includes options that vested on 2/3/2023 in connection with the merger as the merger was a change in control.

2.

Percentage ownership is based on 279,973,149 shares of Common Stock outstanding on April 27, 2023. Shares of Common Stock subject to stock options which are currently exercisable or will become exercisable within 60 days after April 27, 2023, are deemed outstanding for computing the percentage ownership of the person or group holding such options but are not deemed outstanding for computing the percentage ownership of any other person or group.

3.	Purchased pursuant to public offering that closed on October 22, 2020. Each share of common stock purchased included one-half of a warrant. Each whole warrant is exercisable to purchase one share of common stock at an exercise price of $0.57 per share. Each warrant is immediately exercisable and will expire October 22, 2025.
4.	Based on percentage ownership as of last day as an officer of February 7, 2023.

Series B Preferred Stock Share Ownership

There is no preferred stock outstanding as of December 31, 2022. 59,065 shares of Series B preferred stock automatically converted into 59,065 shares of common stock as a result of the October 22, 2020 offering.

Securities Authorized for Issuance Under Equity Compensation Plans

The “Securities Authorized for Issuance Under Equity Compensation Plans” contained in Item 5 of this Form 10-KT is hereby incorporated by reference into this Item 12.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

None requiring disclosure under Reg. S-K Item 404.

Review, Approval or Ratification of Transactions with Related Persons

The Company’s Code of Ethics emphasizes the importance of avoiding situations or transactions in which personal interests may interfere with the best interests of the Company or its stockholders. In addition, the Company’s general corporate governance practice includes Board-level discussion and assessment of procedures for discussing and assessing relationships, including business, financial, familial and nonprofit, among the Company and its officers and directors or their immediate family members, to the extent that they may arise. The Board and either the Audit Committee or the Nominations and Corporate Governance Committee review any transaction with an officer or director or their immediate family members to determine, on a case-by-case basis, whether a conflict of interest exists. The Board ensures that all directors voting on such a matter have no interest in the matter and discusses the transaction with counsel as the Board deems necessary. The Board will generally delegate the task of discussing, reviewing and approving transactions between the Company and any related persons to either the Audit Committee or the Nominations and Corporate Governance Committee.

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

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, Assure CPA, LLC (in thousands):

		Six Months Ended December 31,	For the Year Ended June 30,
		2022	2022	2021

1.	Audit Fees	$81	$80	$67
2.	Audit-Related Fees	-	-	-
3.	Tax Fees	4	14	11
4.	All other Fees	-	4	26
Totals		$85	$98	$104

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

Perspective Therapeutics, Inc. and Subsidiaries

EXHIBIT INDEX

(Except as otherwise indicated (a) all exhibits were previously filed, (b) all omitted exhibits are intentionally omitted, and (c) all Reports referenced below were filed under SEC file number 001-33407.)

Exhibit #	Description
2.1	Plan of Conversion, incorporated by reference to Appendix A of the Form Def 14A filed on November 9, 2018.
2.2	Agreement and Plan of Merger, dated September 27, 2022, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2022.
2.3	First Amendment to Agreement and Plan of Merger, dated October 21, 2022, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2022.
3.1	Amended and Restated Certificate of Incorporation of Perspective Therapeutics, Inc. as of February 14, 2023, incorporated by reference to Exhibit 3.1 of the Form 8-K filed on February 16, 2023.
3.2	Amended and Restated Bylaws of Perspective Therapeutics, Inc. as of February 14, 2023, incorporated by reference to Exhibit 3.2 of the Form 8-K filed on February 16, 2023.
4.4	Form of Warrant, dated July 11, 2018, incorporated by reference to Exhibit 10.3 of the Form 8-K filed on July 11, 2018.
4.5	Form of Warrant, incorporated by reference to Exhibit A of Exhibit 10.1 of the Form 8-K filed on October 22, 2020.
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

10.16	Contract Modification, entered into on November 15, 2016 with an effective date of November 1, 2016, to Contract No. X-40403 between Energy Northwest and Isoray Medical, Inc, incorporated by reference to Exhibit 10.2 of the Form 10-Q filed on February 9, 2017.
10.17	Contract Modification, entered into on August 19, 2019 with an effective date of July 3, 2019, to Contract No. X-40403 between Energy Northwest and Isoray Medical, Inc., incorporated by reference to Exhibit 10.45 of the Form 10-K filed on September 27, 2019.
10.18***	Amended and Restated 2020 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 of the Form 8-K filed on December 14, 2022.
10.19	Amendment to Exhibit A and Amendment No. 2 to Exhibit B of Amended and Restated Manufacturing and Supply Agreement, dated effective January 13, 2020, between Isoray Medical, Inc. and GT Medical Technologies, Inc., incorporated by reference to Exhibit 10.1 of the Form 8-K filed on January 16, 2020 (confidential portions of the exhibit have been omitted).
10.20***	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on February 19, 2020.
10.21	Equity Distribution Agreement, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on April 6, 2020.
10.22	Amendment to Amended and Restated Manufacturing and Supply Agreement between Isoray Medical, Inc. and GT Medical Technologies, Inc., dated October 16, 2020, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on October 19, 2020.
10.23	Underwriting Agreement between Isoray, Inc. and Oppenheimer & Co. Inc., dated October 20, 2020, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on October 22, 2020.
10.24	Underwriting Agreement between Isoray, Inc. and Oppenheimer & Co. Inc., dated February 4, 2021, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on February 4, 2021.
10.25	Addendum No. 1 to Supply Contract, dated February 10, 2021, by and between Isoray Medical, Inc. and Joint Stock Company. incorporated by reference to Exhibit 10.1 of the Form 8-K filed on February 12, 2021.
10.26	Supply Contract, dated March 18, 2021, between Isoray Medical, Inc., and Joint Stock Company «Isotope», incorporated by reference to Exhibit 10.1 of the Form 8-K filed on March 23, 2021 (confidential portions of the exhibit have been omitted).
10.27***	Form of Executive Employment Agreement, dated effective May 24, 2021, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on May 28, 2021.
10.28	Lease Modification, dated May 27, 2021, between Energy Northwest and Isoray Medical, Inc., incorporated by reference to Exhibit 10.1 of the Form 8-K filed on June 3, 2021.
10.29	Addendum No. 1, dated July 29, 2021, to Supply Contract dated March 18, 2021, between Isoray Medical, Inc. and Joint Stock Company «Isotope», incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 3, 2021.
10.30	Addendum No. 2, dated August 19, 2021, to Supply Contract dated March 18, 2021, between Isoray Medical, Inc. and Joint Stock Company «Isotope», incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 25, 2021.
10.31	Addendum No. 3, dated April 11, 2022, to Supply Contract dated March 18, 2021, between Isoray Medical, Inc. and Joint Stock Company «Isotope», incorporated by reference to Exhibit 10.1 of the Form 8-K filed on April 15, 2022.
10.32	Addendum No. 4, dated April 11, 2022, to Supply Contract dated March 18, 2021, between Isoray Medical, Inc. and Joint Stock Company «Isotope», incorporated by reference to Exhibit 10.2 of the Form 8-K filed on April 15, 2022.
10.33	Addendum No. 5, dated May 4, 2022, to Supply Contract dated March 18, 2021, between Isoray Medical, Inc. and Joint Stock Company «Isotope», incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on May 13, 2022.
10.34	Addendum No. 6, dated May 5, 2022, to Supply Contract dated March 18, 2021, between Isoray Medical, Inc. and Joint Stock Company «Isotope», incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on May 13, 2022.
10.35	Amendment No. 3, dated November 17, 2021, to the Amended and Restated Manufacturing and Supply Agreement dated April 26, 2019, between Isoray Medical, Inc. and GT Medical Technologies, Inc., incorporated by reference to Exhibit 10.1 of the Form 8-K filed on November 23, 2021.
10.36	Service Agreement, dated December 13, 2021, between Isoray Medical, Inc. and MedikorPharma-Ural LLC, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on December 17, 2021.
10.37	Consignment Agreement, dated September 9, 2021, between Isoray Medical, Inc. and MedikorPharma-Ural LLC, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on September 15, 2021.
10.38	2023 Supply Contract, executed December 12, 2022, between Isoray Medical, Inc., and Joint Stock Company «Isotope», incorporated by reference to Exhibit 10.1 of the Form 8-K filed on December 14, 2022 (confidential portions of the exhibit have been omitted).
10.39	2024 Supply Contract, executed December 12, 2022, between Isoray Medical, Inc., and Joint Stock Company «Isotope», incorporated by reference to Exhibit 10.2 of the Form 8-K filed on December 14, 2022 (confidential portions of the exhibit have been omitted).
14.1	Code of Conduct and Ethics, incorporated by reference to Exhibit 14.1 of the Form 10-KSB filed on October 11, 2005. (File No. 000-14247)
14.2	Code of Ethics for Chief Executive Officer & Senior Financial Officers, incorporated by reference to Exhibit 14.2 of the Form 10-KSB filed on October 11, 2005. (File No. 000-14247)
21.1*	Subsidiaries of the Company.
23.1*	Consent of Assure CPA, LLC.
31.1*	Certification of Chief Executive Officer.
31.2*	Certification of Co-Principal Financial Officer
31.3*	Certification of Co-Principal Financial Officer
32**	Section 1350 Certifications.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed Herewith
**	Furnished Herewith
***	Denotes Management Contract or Compensatory Plan or Arrangement

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of Perspective Therapeutics, Inc. (formerly known as Isoray, Inc.) and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Perspective Therapeutics and Subsidiaries (“the Company”) as of December 31, 2022 and June 30, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the six-month period ended December 31, 2022 and each of the three years in the period ended June 30, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and June 30, 2022 and 2021, and the results of its operations and its cash flows for each for the six-month period ended December 31, 2022 and each of the three years ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Spokane, Washington

May 1, 2023

Perspective Therapeutics, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except shares)

	December 31,	June 30,	June 30,
	2022	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$20,993	$55,890	$63,828
Short-term investments	22,764	-	-
Accounts receivable, net	1,363	1,608	2,013
Inventory	1,409	1,396	980
Note receivable	6,109	-	-
Prepaid expenses and other current assets	577	435	481

Total current assets	53,215	59,329	67,302
Non-current assets:
Property and equipment, net	1,684	1,976	1,958
Right of use asset, net	378	512	768
Restricted cash	182	182	182
Inventory, non-current	2,396	2,333	76
Other assets, net	236	107	130

Total assets	$58,091	$64,439	$70,416

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,541	$966	$730
Lease liability	276	268	252
Accrued protocol expense	233	150	98
Accrued radioactive waste disposal	129	120	100
Accrued payroll and related taxes	212	509	362
Accrued vacation	285	253	259

Total current liabilities	2,676	2,266	1,801
Non-current liabilities:
Lease liability, non-current	116	256	524
Accrued payroll and related taxes, non-current	-	-	77
Asset retirement obligation	657	640	608

Total liabilities	3,449	3,162	3,010
Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock, $.001 par value; 7,000,000 shares authorized: Series B: 5,000,000 shares allocated; no shares issued and outstanding	-	-	-
Common stock, $.001 par value; 200,000,000 shares authorized; 142,112,766, 142,040,266 and 141,915,266 shares issued and outstanding	142	142	142
Additional paid-in capital	160,432	159,732	158,589
Accumulated deficit	(105,932)	(98,597)	(91,325)

Total stockholders' equity	54,642	61,277	67,406

Total liabilities and stockholders' equity	$58,091	$64,439	$70,416

The accompanying notes are an integral part of these consolidated financial statements.

Perspective Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars and shares in thousands, except for per-share amounts)

	Six Months Ended December 31,	Year Ended June 30,
	2022	2022	2021	2020

Sales, net	$3,552	$10,795	$10,053	$9,680
Cost of sales	2,735	6,179	4,932	4,556
Gross profit	817	4,616	5,121	5,124

Operating expenses:
Research and development	1,301	2,582	1,427	1,126
Sales and marketing	1,614	2,804	2,440	2,976
General and administrative	5,493	6,621	4,691	4,571
Loss on disposal of property and equipment	305	-	9	-
Change in estimate of asset retirement obligation	-	-	-	(73)
Total operating expenses	8,713	12,007	8,567	8,600

Operating loss	(7,896)	(7,391)	(3,446)	(3,476)

Non-operating income:
Interest income	561	119	59	30
Total non-operating income	561	119	59	30

Net loss	(7,335)	(7,272)	(3,387)	(3,446)
Preferred stock dividends	-	-	(3)	(11)

Net loss applicable to common stockholders	$(7,335)	$(7,272)	$(3,390)	$(3,457)

Basic and diluted loss per share	$(0.05)	$(0.05)	$(0.03)	$(0.05)

Weighted average shares used in computing net loss per share:
Basic and diluted	142,103	141,987	103,841	67,601

The accompanying notes are an integral part of these consolidated financial statements.

Perspective Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(In thousands, except shares)

	Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances at June 30, 2019	59,065	$-	67,388,047	$67	$92,105	$(84,492)	$7,680

Issuance of common stock pursuant to exercise of options			262,500	1	130		131
Issuance of common stock pursuant to at the market offering, net			1,247,232	1	873		874
Payment of dividend to preferred stockholders					(11)		(11)
Share-based compensation					495		495
Net loss	-	-				(3,446)	(3,446)

Balances at June 30, 2020	59,065	$-	68,897,779	$69	$93,592	$(87,938)	$5,723

Conversion of preferred stock to common stock	(59,065)	-	59,065	-
Issuance of common stock pursuant to exercise of options			970,315	1	533		534
Issuance of common stock pursuant to underwritten offering, net			59,669,230	60	56,315		56,375
Issuance of common stock pursuant to exercise of warrants			12,318,877	12	7,772		7,784
Payment of dividend to preferred stockholders					(9)		(9)
Share-based compensation					386		386
Net loss	-	-				(3,387)	(3,387)

Balances at June 30, 2021		$-	141,915,266	142	158,589	(91,325)	67,406

Issuance of common stock pursuant to exercise of options			125,000	-	56		56
Share-based compensation					1,087		1,087
Net loss						(7,272)	(7,272)

Balances at June 30, 2022	-	$-	142,040,266	$142	$159,732	$(98,597)	$61,277

Issuance of common stock pursuant to exercise of options			72,500		28		28
Share-based compensation					672		672
Net loss						(7,335)	(7,335)

Balances at December 31, 2022	-		$142,112,766	$142	$160,432	$(105,932)	$54,642

The accompanying notes are an integral part of these consolidated financial statements.

Perspective Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended December 31,	Year Ended June 30,
	2022	2022	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,335)	$(7,272)	$(3,387)	$(3,446)
Adjustments to reconcile net loss to net cash used by operating activities:
Lease expense	2	4	4	4
Depreciation expense	138	248	149	147
Loss on disposal of property and equipment	305	-	10	-
Amortization of other assets	21	41	37	38
Accretion of asset retirement obligation	17	32	31	29
Accrued interest on short-term investments	(226)	-	-	-
Change in estimate of asset retirement obligation	-	-	-	(73)
Share-based compensation	672	1,087	386	495
Changes in operating assets and liabilities:
Accounts receivable, net	245	405	31	(890)
Inventory	(76)	(2,673)	(274)	(97)
Prepaid expenses and other current assets	(249)	46	(56)	(121)
Accounts payable and accrued expenses	573	236	76	(29)
Accrued protocol expense	83	52	63	(98)
Accrued radioactive waste disposal	9	20	6	20
Accrued payroll and related taxes	(297)	70	32	318
Accrued vacation	32	(6)	55	62

Net cash used by operating activities	(6,086)	(7,710)	(2,837)	(3,641)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(151)	(266)	(381)	(273)
Additions to other assets	-	(18)	(30)	(14)
Additions to equity method investment	(150)	-	-	-
Proceeds from disposal of equipment	-	-	1	-
Proceeds from maturity of short-term investments	12,538	-	-	-
Purchases of short-term investments	(35,076)	-	-	-
Investment in note receivable	(6,000)	-	-	-

Net cash used in investing activities	(28,839)	(284)	(410)	(287)

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred dividends paid	-	-	(9)	(11)
Proceeds from sales of common stock, pursuant to underwritten offering, net	-	-	56,375	-
Proceeds from sales of common stock, pursuant to at the market offering, net	-	-	-	874
Proceeds from issuances of common stock, pursuant to exercise of warrants	-	-	7,784	-
Proceeds from issuances of common stock, pursuant to exercise of options	28	56	534	131

Net cash provided by financing activities	28	56	64,684	994

Net increase (decrease) in cash, cash equivalents, and restricted cash	(34,897)	(7,938)	61,437	(2,934)
Cash, cash equivalents, and restricted cash beginning of period	56,072	64,010	2,573	5,507
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH END OF PERIOD	$21,175	$56,072	$64,010	$2,573

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$20,993	$55,890	$63,828	$2,392
Restricted cash	182	182	182	181
Total cash, cash equivalents, and restricted cash	$21,175	$56,072	$64,010	$2,573

Non-cash investing and financing activities:
Recognition of operating lease liability and right of use asset	$-	$-	$-	$1,228

The accompanying notes are an integral part of these consolidated financial statements.

Perspective Therapeutics, Inc.

Notes to Consolidated Financial Statements

For the Six Months Ended December 31, 2022 and the years ended June 30, 2022, 2021 and 2020

1.	Organization

Perspective Therapeutics, Inc. (Perspective Therapeutics or the Company) (formerly known as Isoray, Inc. and Century Park Pictures Corporation) was incorporated in Minnesota in 1983. On July 28, 2005, Isoray Medical, Inc. (Medical) became a wholly-owned subsidiary of Perspective Therapeutics, Inc. pursuant to a merger. In December 2018, upon approval of a majority of stockholders, Perspective Therapeutics was redomiciled to Delaware. Medical was formed under Delaware law on June 15, 2004 and on October 1, 2004 acquired two affiliated predecessor companies which began operations in 1998. Medical, a Delaware corporation, develops, manufactures and sells isotope-based medical products and devices for the treatment of cancer and other malignant diseases. Medical is headquartered in Richland, Washington.

Isoray International LLC (International), a Washington limited liability company, was formed on November 27, 2007 and is a wholly-owned subsidiary of Perspective Therapeutics. International has entered into various international distribution agreements.

On February 3, 2023, the Company completed the merger of Isoray Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company, with Viewpoint Molecular Targeting, Inc. (“Viewpoint”) (such transaction being the “Merger”). Pursuant to the Merger, the Company issued 136,545,075 shares of common stock, representing approximately 49% of its fully-diluted outstanding capital stock. Viewpoint is an alpha-particle radiopharmaceutical company in the alphaemitter market developing oncology therapeutics and complementary imaging agents.

On February 6, 2023, we announced that on January 31, 2023, our board of directors approved a change in our fiscal year end from June 30 to December 31, effective as of December 31, 2022. As a result, this report on Form 10-KT is a transition report and includes financial information for the transition period from July 1, 2022, through December 31, 2022. Prior to the six months ended December 31, 2022, our fiscal year ended on June 30.

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

Investments

Investments in debt securities with original maturities greater than three months and remaining maturities less than one year are classified as “Short-term investments” and included in current assets. Investments with remaining maturities greater than one year are classified as “Investments, non-current” and are included in noncurrent assets. These investments are classified as held-to-maturity are carried at amortized cost because they are purchased with the intent and ability to be held to maturity. As of December 31, 2022, there was $22,764,000 of short-term investments.

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

Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced liquidation sale. At December 31, 2022, June 30, 2022 and June 30, 2021, the carrying value of financial instruments, which included restricted cash, short-term investments, and note receivable approximated fair value.

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

At December 31, 2022, June 30, 2022 and June 30, 2021, there were no assets or liabilities measured at fair-value on a non-recurring basis. Certain assets and liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).

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

	For the Six Months Ended December 31,	For the Years Ended June 30,
	2022	2022	2021	2020
Advertising and marketing costs expensed (including tradeshows)	$126	$129	$84	$141

	At December 31,	At June 30,
	2022	2022	2021
Prepaid marketing expenses deferred until event occurs	$38	$25	$21

Legal Contingencies

The Company records contingent liabilities resulting from asserted and unasserted claims against it, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. Currently, the Company does not believe any probable legal proceedings or claims will have a material adverse effect on its financial position or results of operations other than the estimated liability recorded during the transition period ended December 31, 2022. However, if actual or estimated probable future losses exceed the Company’s recorded liability for such claims, it would record additional charges as other expense during the period in which the actual loss or change in estimate occurred. See Note 15.

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

Equity Method Investment

Investments in companies for which the Company has the ability to exercise significant influence, but do not control, are accounted for under the equity method. Under the equity method of accounting, our share of the net earnings or losses of the investee are included in other income (expense) in the consolidated statements of operations. At the end of each reporting period, the Company considers whether impairment indicators exist to evaluate whether an equity method investment is impaired and, if so, record an impairment loss. Investments are accounted for on a one-quarter lag. As changes in ownership percentage of our investments occur, the Company assesses whether we can exercise significant influence and account for under the equity method. If our ownership percentage of the company in which we have an investment changes, we recognized a gain or loss on the investment in the period of change.

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

Securities that could be dilutive in the future are as follows:

	For the Six Months Ended December 31,	For the Years Ended June 30,
	2022	2022	2021	2020
Preferred stock	-	-	-	59,065
Common stock warrants	2,645,738	2,645,738	2,645,738	6,080,000
Common stock options	10,806,200	6,914,025	4,514,660	5,497,505
Total potential dilutive securities	13,451,938	9,559,763	7,160,398	11,636,570

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management of the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes of the Company including the allowance for doubtful accounts receivable; net realizable value of the enriched barium inventory; the estimated useful lives used in calculating depreciation and amortization on the Company’s fixed assets, patents, trademarks and other assets; estimated amount and fair value of the asset retirement obligation related to the Company’s production facilities; equity method investment; and inputs to the Black-Scholes calculation used in determining the expense related to share-based compensation including volatility and estimated lives of options granted. Accordingly, actual results could differ from those estimates and affect the amounts reported in the financial statements.

Recent Accounting Pronouncements

Accounting Standards Updates to Become Effective in Future Periods

In  June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which requires entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The FASB has subsequently issued updates to the standard to provide additional clarification on specific topics. Topic 326 is effective for fiscal years, and interim periods within those fiscal years, beginning after  December 15, 2022. We do not anticipate this will have a material impact to our financial statements and disclosures.

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

3.	Inventory

Inventory consisted of the following (in thousands):

	December 31,	June 30,
Inventory, current	2022	2022	2021
Raw materials	$752	$911	$645
Work in process	636	462	286
Finished goods	21	23	49
Total inventory, current	$1,409	$1,396	$980

	December 31,	June 30,
Inventory, non-current		2022	2021
Enriched barium, non-current	$2,121	$2,269	$-
Raw materials, non-current	275	64	76
Total inventory, non-current	$2,396	$2,333	$76

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

On  September 9, 2021, the Company entered into another Consignment Agreement with Medikor. Pursuant to the  September 2021 Consignment Agreement, the Company purchased 6,000 mg of enriched barium carbonate for $720,000 during  September 2021, which is needed for the manufacture of Cesium-131, and consigned this inventory to Medikor. At December 31, 2022, the Company estimates that the remaining enriched barium will result in 2,409 curies; approximately 1,040 of which will be obtained in the next twelve months and 1,721 will be obtained after  December 31, 2023. The 1,040 curies is included in raw materials current inventory. There is no assurance as to whether the Service Agreement will be terminated before this full amount is obtained and other supply sources are used, nor is there assurance that the third-party reactor which relies on these Consignment Agreements will be used by the Cesium-131 supplier under contract with the Company.

On  March 31, 2022, the Company entered into two agreements with Medikor to purchase enriched barium carbonate. Under the first agreement, the Company purchased 5,746.6 mg of enriched barium carbonate for $876,357. Under the second agreement, the Company purchased 6,310.4 mg of enriched barium carbonate for $957,608. At December 31, 2022 and June 30, 2022, these are included in inventory, non-current. The Company estimates that this enriched barium will result in approximately 6,000 curies of Cesium-131. There is no assurance as to whether the Company will obtain this full amount of Cesium-131, nor is there assurance that the third-party reactor which relies on this enriched barium will be used by the Cesium-131 supplier under contract with the Company.

4.	Prepaid Expenses, Other Current Assets and Note Receivable

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,	June 30,
	2022	2022	2021
Prepaid insurance	$236	$122	$107
Other prepaid expenses	312	269	315
Other current assets	27	27	27
Other receivables	2	17	32
Total prepaid expenses and other current assets	$577	$435	$481

	December 31,	June 30,
	2022	2022	2021
Note receivable[1]	$6,109	$-	$-
Total note receivable	$6,109	$-	$-

1.

In November 2022, the Company entered into a loan agreement with Viewpoint for $6 million. The note bears interest at the rate of 15% per annum and matures on December 31, 2023. Included in the balance is accrued interest of $109,000 through December 31, 2022. On February 3, 2023, as a result of the merger with Viewpoint closing, the loan and accrued interest was forgiven.

5.	Property & Equipment

Property & equipment consisted of the following (in thousands):

	December 31,	June 30,
	2022	2022	2021
Land	$366	$366	$366
Equipment	4,581	4,438	4,202
Leasehold improvements	4,143	4,143	4,143
Other[1]	225	525	495
Property and equipment	9,315	9,472	9,206
Less accumulated depreciation	(7,631)	(7,496)	(7,248)
Property and equipment, net	$1,684	$1,976	$1,958

1.

Plant and equipment, not placed in service are items that meet the capitalization threshold or which management believes will meet the threshold at the time of completion and which have yet to be placed into service as of the date of the balance sheet, and therefore, no depreciation expense has been recognized. Also included at June 30, 2022 and June 30, 2021 are costs associated with advance planning and design work on the Company’s new production facility of approximately $207,000. The advance planning and design work was primarily incurred in fiscal year 2017. During the six months ended  December 31, 2022, these costs were written off as management reviews the production needs of the combined entities post merger which is anticipated to impact the design of any new production facility.

6.	Fair Value Measurement

The following table summarizes the carrying values and fair values of the Company’s financial instruments (in thousands):

	December 31, 2022		June 30, 2022		June 30, 2022
	Carrying Value Total	Fair Value Total	Carrying Value Total	Fair Value Total	Carrying Value Total	Fair Value Total
U.S. Treasury Bills	$22,764	$22,764	$-	$-	$-	$-

The Company has investments in U.S. Treasury Bills, some of which mature over a period greater than 90 days and are classified as short-term investments. The U.S. Treasury Bills are carried at amortized cost and classified as held to maturity as the Company has the intent and the ability to hold them until they mature. The carrying value of the U.S. Treasury Bills are adjusted for accretion of discounts over the remaining life of the investment. Income related to the U.S. Treasury Bills is recognized in interest income in the Company’s consolidated statement of operations. The U.S. Treasury Bills are classified within Level 1 of the fair value hierarchy. Accrued interest at December 31, 2022 was $226,000 and these U.S. Treasury Bills mature in February and March 2023.

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

8.	Other Assets, net

Other assets, net of accumulated amortization consisted of the following (in thousands):

	December 31,	June 30,
	2022	2022	2021
Website development	$90	$90	$90
Licenses	520	520	520
Patents and trademarks	378	378	378
Total Other Assets	988	988	988
Less: Accumulated Amortization	(902)	(881)	(858)
	86	107	130
Equity method investment[1]	150	-	-
Total Other Assets, Net	$236	$-	$-

1.

On August 23, 2022, the Company acquired 20% of the outstanding equity interests of RadRelease Pharmaceuticals LLC (“RadRelease”), an Indiana limited liability company, pursuant to a Membership Interest Purchase Agreement “Purchase Agreement”, dated August 23, 2022, by and among RadRelease and the Company. Pursuant to the Purchase Agreement, the Company paid RadRelease $150,000 in cash consideration. Includes our proportional share of gains or losses through September 30, 2022, which was $0.

	Six Months Ended December 31,	Year Ended June 30,
	2022	2022	2021	2020
Amortization expense on website development	$4	$7	$7	$8
Amortization expense on licenses	8	18	14	14
Amortization expense on patents and trademarks	9	16	16	16
Total amortization expense	$21	$41	$37	$38

Future amortization is expected to be as follows (in thousands):

Year ending December 31, 2023	$44
2024	21
2025	14
2026	7
Thereafter	-
$86

9.	Leases

The Company maintains a production facility located at Applied Process Engineering Laboratory (APEL) in Richland, Washington. The APEL facility became operational in September 2007. The production facility has over 15,000 square feet and includes space for isotope separation, seed production, order dispensing, a clean room for assembly of our product offerings, and a dedicated shipping area.

On July 1, 2019, the Company recognized a right-of-use asset and lease liability of approximately $1.2 million. In determining the amount of the right-of-use asset and lease liability, we assumed the termination of the lease in April 2024 and incurring a termination penalty of $20,000. As of the date of adoption, a right of use asset and a corresponding lease liability of approximately $1.2 million were recognized on the balance sheet based upon the present value of the future base payments discounted at a 6% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit discount rate. The weighted average remaining term and discount rate as of December 31, 2022 was 1.3 years and 6%, respectively.

The following table presents the future operating lease payments and lease liability included on the consolidated balance sheet related to the Company’s operating lease as of December 31, 2022 (in thousands):

Year Ended December 31,
2023	292
2024	118
Total	410
Less: Imputed interest	(18)
Total Lease Liability	392
Less current portion	(276)
Non-current Lease Liability	$116

For the six months ended December 31, 2022 and fiscal years 2022, 2021, and 2020 our operating lease expense was approximately $161,000, $312,000, $304,000, and $294,000, respectively, and is recognized in the statement of operations in cost of sales and general and administrative expenses. For the six months ended December 31, 2022 and fiscal years 2022, 2021, and 2020 our operating lease expense recognized in cost of sales was approximately $101,000, $198,000, $195,000, and $187,000, respectively and our lease expense recognized in general and administrative expense was approximately $60,000, $114,000, $109,000, and $107,000, respectively.

Asset Retirement Obligation

The Company has an asset retirement obligation (ARO) associated with the facility it currently leases. The following table presents the change in the ARO (in thousands):

	Six Months Ended December 31, 2022	Year Ended June 30, 2022	Year Ended June 30, 2021
Beginning balance	$640	$608	$577
Accretion of discount	17	32	31
Ending Balance	$657	$640	608

10.	Share-Based Compensation

The Company currently provides share-based compensation under two equity incentive plans approved by the Board of Directors and the stockholders:

■	2017 Equity Incentive Plan (2017 Incentive Plan).
■	2020 Amended and Restated Equity Incentive Plan (2020 Amended and Restated Incentive Plan).

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

The weighted average fair value of stock option awards granted and the key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows:

	For Six Months Ended December 31,			For the Year Ended June 30,
	2022			2022			2021			2020
Weighted average fair value		$0.26			$0.55			$0.86			$0.39
Options issued		4,235,000			3,269,100			400,000			1,330,000
Exercise price	$0.33	to	$0.36	$0.28	to	$0.79	$0.64	to	$1.66	$0.32	to	$0.61
Expected term (in years)		5			5			5			5
Risk-free rate	2.97%	to	3.00%	0.73%	to	3.24%	0.22%	to	0.94%	0.33%	to	1.80%
Volatility	100%	to	101%	99%	to	100%	83%	to	100%	83%	to	89%

The following table presents the share-based compensation expense (in thousands):

	For Six Months Ended December 31,	For the Year Ended June 30,
	2022	2022	2021	2020
Cost of sales	$14	$80	$30	$21
Research and development expense	158	244	104	111
Sales and marketing expense	47	47	49	125
General and administrative expense	453	716	203	238
Total share-based compensation	$672	$1,087	$386	$495

The total value of the stock options awards is expensed ratably over the vesting period of the employees receiving the awards. As of December 31, 2022, total unrecognized compensation cost related to stock-based options and awards was approximately $1,319,651 and the weighted-average period over which it is expected to be recognized is approximately 1.97 years.

A summary of stock option information within the Company’s share-based compensation plans for the six months ended December 31, 2022 was as follows (in thousands expect for exercise prices and terms):

	Options
	Outstanding	Price (a)	Life (b)	Value (c)
Balance at June 30, 2019	4,645,315	$0.64	7.95	$1
Granted (d)	1,330,000	0.61
Expired	(192,810)	1.33
Forfeited	(22,500)	0.42
Exercised	(262,500)	0.49
Balance at June 30, 2020	5,497,505	$0.62	7.85	$233
Granted (d)	400,000	1.18
Expired	(149,405)	1.07
Forfeited	(263,125)	0.53
Exercised	(970,315)	0.55
Balance at June 30, 2021	4,514,660	$0.67	7.27	$984
Granted (d)	3,269,100	0.75
Expired	(256,060)	0.84
Forfeited	(488,675)	0.79
Exercised	(125,000)	0.45
Balance at June 30, 2022	6,914,025	$0.70	7.43	$2
Granted (d)	4,235,000	$0.34
Expired	(170,325)	0.81
Forfeited	(100,000)	0.86
Exercised	(72,500)	0.40
Balance at December 31, 2022	10,806,200	0.56	7.93	$0

Exercisable at December 31, 2022	5,981,611	$0.62	6.92	$0

(a)	Weighted average exercise price per share.
(b)	Weighted average remaining contractual life.
(c)	Aggregate intrinsic value (in thousands).
(d)

All options granted had exercise prices equal to or greater than the ending closing market price of the Company’s common stock on the grant date. The options were granted to employees and management by the Compensation Committee and had vesting periods from immediate to five years.

	For Six Months Ended December 31,	For the Year Ended June 30,
	2022	2022	2021	2020
Aggregate intrinsic value of options exercised (in thousands)	$1	$3	$770	$83

The Company’s current policy is to issue new shares to satisfy option exercises.

11.	Stockholders’ Equity

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

During the 12 months ended June 30, 2021, the Company received approximately $7.8 million as a result of the exercise of 12,318,877 warrants to purchase common stock and $0.5 million as a result of the exercise of 970,315 options to purchase common stock.

During the 12 months ended June 30, 2022, the Company received approximately $0.06 million as a result of the exercise of 125,000 options to purchase common stock.

During the 6 months ended December 31, 2022, the Company received approximately $0.03 million as a result of the exercise of 72,500 options to purchase common stock.

Preferred Stock

The Company’s Certificate of Incorporation authorizes 7,000,000 shares of $0.001 par value preferred stock available for issuance with such rights and preferences, including liquidation, dividend, conversion, and voting rights, as described below. In connection with redomiciling the Company to Delaware, Preferred Stock Series A, C and D designations were terminated. There were no shares issued under these Series. Series B is the remaining Series authorized at June 30, 2022 and had no issued and outstanding shares at December 31, 2022.

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

Warrants

During the year ended June 30, 2021, the Company issued a total of 9,134,615 warrants in connection with the public offering that was completed on October 22, 2020. The key assumptions used in the Black-Scholes valuation model to calculate the fair value of the warrants issued, are as follows:

Warrants issued	9,134,615
Exercise price	$0.57
Expected term (in years)	5
Risk-free rate	0.38%
Volatility	85%

During fiscal year 2022, the Company did not issue any warrants.

During the six months ended December 31, 2022, the Company did not issue any warrants.

The following table summarizes the activity of all stock warrants and weighted average exercise prices.

	Warrants	Price (a)
Balance at June 30, 2019	6,080,000	$0.75
Balance at June 30, 2020	6,080,000	$0.75
Warrants issued	9,134,615	0.57
Warrants exercised	(12,318,877)	0.63
Warrants expired	(250,000)	0.54
Balance at June 30, 2021	2,645,738	$0.70
Warrants issued	-	-
Warrants exercised	-	-
Warrants expired	-	-
Balance at June 30, 2022	2,645,738	$0.70
Warrants issued	-	-
Warrants exercised	-	-
Warrants expired	-	-
Balance at December 31, 2022	2,645,738	$0.70

(a)	Weighted average exercise price per share.

As of December 31, 2022, the Company had 272,250 common warrants outstanding exercisable on or before July 10, 2023, 1,375,000 common warrants outstanding exercisable on or before January 11, 2024, and 998,488 common warrants outstanding exercisable on or before October 22, 2025.

12.	Income Taxes

Due to net losses, the Company did not record an income tax provision or benefit for the transition period ending December 31, 2022 or for the years ending June 30, 2022, 2021 and 2020.

The significant deferred tax components using a federal income tax rate of 21% for the transition period ended December 31, 2022 and for the years ended June 30, 2022 and 2021 are as follows (in thousands):

	As of December 31,	As of June 30,
	2022	2022	2021
Deferred tax assets
Property and equipment	$-	$9	$55
Share-based compensation	722	525	563
Other accruals	173	106	49
Asset retirement obligation	138	134	128
Research credit carryforwards	562	389	277
Other	8	7	6
Net operating loss carryforwards	19,145	17,904	16,568
Total deferred tax assets	20,748	19,074	17,646
Valuation allowance	(20,737)	(19,074)	(17,646)
	11	-	-
Deferred tax liabilities
Property and equipment	(11)	-	-
Total deferred tax liabilites	(11)	-	-

Net deferred tax assets	$-	$-	$-

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to 100% of the net deferred tax asset has been recorded at December 31, 2022, June 30, 2022, and June 30, 2021.

The Company has federal net operating loss carryforwards of approximately $67.5 million on December 31, 2022 that can be used to offset future regular taxable income. These net operating loss carryforwards expire at various times through the years 2025 to 2038. Additionally, the Company has federal net operating loss carryforwards of approximately $23.7 million on December 31, 2022 that can be used to offset 80% of future regular taxable income that does not have an expiration date.

The Company has a research credit carryforward of approximately $0.56 million on December 31, 2022 that expire at various times through the years 2037 to 2042.

The Company’s statutory rate reconciliation is as follows (in thousands):

	For the six months ended December 31,	For the year ended June 30,
	2022	2022	2021	2020
U.S. federal statutory income tax rate	21%	21%	21%	21%
Expected income tax benefit	$(1,541)	$(1,522)	$(711)	$(724)
Meals and entertainment	-	14	6	8
Non-deductible penalties	12	25	22	24
Change in estimate	(142)	(9)	28	(58)
Incentive stock options	70	126	48	-
Research credit	(62)	(62)	(52)	11
Change in valuation allowance	1,663	1,428	659	739
Income tax expense (benefit)	$-	$-	$-	$-

The Company has reviewed the tax positions taken and concluded that it does not have a potential liability for uncertain tax positions.

Currently, tax years 2020-2022 remain open for examination by United States taxing authorities. Net operating losses prior to 2020 could be adjusted during an examination of open years.

13.	401(k) and Profit Sharing Plan

The Company has a 401(k) plan, which commenced in fiscal year 2007, covering all eligible full-time employees of the Company. Contributions to the 401(k) plan are made by the participants to their individual accounts through payroll withholding. The 401(k) plan also allows the Company to make contributions at the discretion of management. Through December 31, 2022, the Company has not made any contributions to the 401(k) plan. Beginning January 1, 2022, the Company implemented a Company 401(k) match where 50% of the first 4% of the participants contributions will be matched, up to a maximum company match of 2% of eligible compensation. The Company matching contributions will be made during January 2023 for the 401(k) plan year January 1, 2022 to December 31, 2022. For the transition period ended  December, 31, 2022, fiscal years ended June 30, 2022 and 2021, we recognized $69,000, $61,000, and $0 in employer matching expense. Beginning January 1, 2023, the Company changed the Company 401(k) match where 100% of the first 4% of the participants contributions will be matched, up to a maximum company match of 4% of eligible compensation.

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

On December 12, 2022, Isoray Medical, Inc. (“Medical”), a wholly owned subsidiary of Perspective Therapeutics, Inc. (the “Company”), entered into a supply contract (the “New 2023 Agreement”) with Joint Stock Company «Isotope», a Russian company (“JSC Isotope”). Pursuant to the New 2023 Agreement, Medical will purchase Cesium-131 manufactured by Joint Stock Company ‹‹Institute of Nuclear Materials›› and sold by JSC Isotope, at the quality standards, volume, and pricing indicated in the New 2023 Agreement. The New 2023 Agreement is dated November 28, 2022, effective December 12, 2022 for shipments beginning January 1, 2023, and terminates  March 31, 2024. Medical and JSC Isotope previously entered into a separate supply contract, dated March 18, 2021, as subsequently amended by six addenda that modified minor shipping, manufacturing, and payment terms (together, the “Prior Agreement”). Although the Prior Agreement remains in effect until March 31, 2023, Medical has or will shortly purchase the maximum amount of Cesium-131 permitted under the Prior Agreement and the New 2023 Agreement has a new price. Therefore, Medical will make all future purchases of Cesium-131 under the New 2023 Agreement.

Additionally, on December 12, 2022, Medical entered into a supply contract (the “New 2024 Agreement”) with JSC Isotope. Pursuant to the New 2024 Agreement, Medical will purchase Cesium-131 manufactured by Joint Stock Company ‹‹Institute of Nuclear Materials›› and sold by JSC Isotope, at the quality standards, volume, and pricing indicated in the New 2024 Agreement. The New 2024 Agreement is dated November 28, 2022, effective December 12, 2022 for shipments beginning January 1, 2024, and terminates  March 31, 2025.

The Company has been in settlement negotiations with a representative for six stockholder plaintiff firms alleging the Company violated Delaware law in its preliminary proxy statement that was disseminated to stockholders in November 2022 for the Company's annual meeting held in December 2022. Based on these settlement negotiations to date, the Company does not believe it will settle for more than $200,000 and therefore has recorded an estimated liability of $200,000 as of December 31, 2022. This is recorded in general and administrative expenses on the statement of operations and accrued expenses on the balance sheet.

16.	Concentrations of Credit and Other Risks

The Company’s financial instruments that were exposed to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, accounts receivable and short-term investments.

The Company’s cash and cash equivalents were maintained with high-quality financial institutions at December 31, 2022, June 30, 2022, and June 30, 2021, respectively.

The Company's short-term investments were U.S. Treasury Bills at December 31, 2022 and there were no short-term investments as June 30, 2022 or June 30, 2021.

The Company routinely assesses the financial strength of its customers and provides an allowance for doubtful accounts as necessary. At December 31, 2022, June 30, 2022, and June 30, 2021, the allowance was approximately $26,000.

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

17.	Transitional Period Comparative Data

The following table presents certain comparative financial information for the six months ended December 31, 2022 and 2021 (dollars and shares in thousands, except for per share amounts):

	Six months ended
	December 31,
	2022	2021 (unaudited)

Sales, net	$3,552	$5,380
Cost of sales	2,735	3,131
Gross profit	817	2,249

Operating expenses:
Research and development	1,301	1,237
Sales and marketing	1,614	1,463
General and administrative	5,493	3,458
Loss on equipment disposal	305	-
Total operating expenses	8,713	6,158

Operating loss	(7,896)	(3,909)

Non-operating income:
Interest income, net	561	62
Non-operating income	561	62

Net loss	(7,335)	(3,847)
Preferred stock dividends	-	-

Net loss applicable to common stockholders	(7,335)	(3,847)

Basic and diluted loss per share	$(0.05)	$(0.03)

Weighted average shares used in computing net loss per share:
Basic and diluted	142,103	141,935

	Six months ended December 31,
	2022	2021 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,335)	$(3,847)
Adjustments to reconcile net loss to net cash used by operating activities:
Lease expense	2	-
Depreciation expense	138	119
Loss on disposal of property and equipment	305	-
Amortization of other assets	21	21
Accretion of asset retirement obligation	17	16
Accrued interest on short-term investments	(226)	-
Share-based compensation	672	776
Changes in operating assets and liabilities:
Accounts receivable, net	245	366
Inventory	(76)	(753)
Prepaid expenses and other current assets	(249)	(54)
Accounts payable and accrued expenses	573	119
Accrued protocol expense	83	55
Accrued radioactive waste disposal	9	3
Accrued payroll and related taxes	(297)	(216)
Accrued vacation	32	-

Net cash used by operating activities	(6,086)	(3,395)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(151)	(135)
Additions to equity method investment	(150)	-
Proceeds from maturity of short-term investments	12,538	-
Purchases of short-term investments	(35,076)	-
Investment in note receivable	(6,000)	-

Net used in investing activities	(28,839)	(135)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock, pursuant to exercise of options	28	56

Net cash provided by financing activities	28	56

Net decrease in cash, cash equivalents, and restricted cash	(34,897)	(3,474)
Cash, cash equivalents, and restricted cash beginning of period	56,072	64,010
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH END OF PERIOD	$21,175	$60,536

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$20,993	$60,354
Restricted cash	$182	$182
Total cash, cash equivalents, and restricted cash shown on the consolidated statements of cashflows	$21,175	$60,536

18.	Contracts with Customers

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

During the six months ended December 31, 2022 and fiscal year 2022 the Company only had domestic revenue. During the fiscal years 2021 and 2020, the Company had revenue from both sources. International revenues in fiscal years 2021 and 2020 was less than 0.10% of total revenues. For the transition period, prostate brachytherapy comprised 63% of our revenue while other revenue, which includes but is not limited to brain, lung, head/neck, gynecological, pelvic treatments, and services, comprised 37% compared to 75% and 25%, respectively, in the fiscal year 2022, 78% and 22%, respectively, in the fiscal year 2021 and 86% and 14%, respectively, in the fiscal year 2020.

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

Practical Expedient

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

Concentration of Customers

The following are the Company’s top customers, facilities or physician practices that utilize multiple surgical facilities shown as a percentage of total sales:

	Six months ended December 31,	Year ended June 30,
Facility	2022 % of total revenue	2022 % of total revenue	2021 % of total revenue	2020 % of total revenue
El Camino, Los Gatos, & other facilities(1)	7.7%	27.9%	25.3%	26.8%
GT Medical Technologies	26.4%	14.2%	11.3%	<10.0%

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

The following is the Company’s top customer shown as a percentage of total accounts receivable:

	Six months ended December 31,	Year ended June 30,
Facility	2022 % of total accounts receivable	2022 % of total accounts receivable	2021 % of total accounts receivable	2020 % of total accounts receivable
GT Medical Technologies	15.1%	<10.0%	10.2%	<10.0%

19.	Related Parties

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

During the transition period ended December 31, 2022, there were no related party transactions.

20.	Subsequent Events

On February 3, 2023, the Company acquired 100% of the issued and outstanding equity and voting shares of Viewpoint Molecular Targeting, Inc. (“Viewpoint”), in exchange for 136,545,075 shares of our common stock with a fair value of $54.618 million based on the closing market price of $0.40 per share on the acquisition date.  At the closing of the merger, the Company forgave the note receivable entered into in November 2022 and the associated accrued interest with Viewpoint that was included in Note Receivable. The total amount forgiven was $6.17 million, representing the $6 million loan and $0.17 million accrued interest.

Viewpoint is an alpha-particle radiopharmaceutical company in the alphaemitter market developing oncology therapeutics and complementary imaging agents. The Merger was completed to provide the Company with a new isotope in a larger market.

We incurred $4.0 million of acquisition-related expense in connection with the acquisition of which $1.3 million was incurred prior to December 31, 2022 and was recognized as an expense during the six month period ended December 31, 2022.

The Viewpoint purchase price consideration and provisional allocation to net assets acquired is presented below (Dollars in thousands except for share price):

Fair value of consideration transferred
Perspective Therapeutics common stock issued (136,545,075 X $0.40)	$54,618
Note receivable from Viewpoint forgiven	6,171
Total fair value of consideration transferred	$60,789

Recognized amounts of identifiable net assets acquired
Assets acquired
Cash and cash equivalents	$3,922
Grants receivable	37
Prepaid expenses	544
Property and equipment, net	5,118
Right of use asset, net	15
Intangible assets, net	45,000
Other assets	316
Total assets acquired	54,952

Liabilities acquired
Accounts payable and accrued expenses	2,584
Lease liability	15
Accrued payroll and related taxes	1,628
Accrued vacation	312
Note payable	1,814
Total liabilities acquired	6,353

Net assets acquired, excluding goodwill	48,599
Total purchase price consideration	60,789

Goodwill	$12,190

There has been no final determination as to the fair value of property and equipment to be acquired based on information received to date. As such, the historical carrying value has been used in the preliminary purchase price allocation reflected in the unaudited pro forma condensed combined statement of financial positions as of December 31, 2022.

Goodwill is calculated as the difference between the acquisition date fair value of the consideration and the preliminary values assigned to the assets acquired and liabilities assumed. Goodwill is not amortized and is not currently assumed to be deductible for tax purposes. Goodwill could materially change based on changes in estimates in the fair value of the assets acquired and liabilities assumed. The goodwill is attributable to the workforce of the acquired business and the synergies expected to arise from the acquisition of Viewpoint.

The pro forma financial information below represents the combined results of operations for the six month period ended December 31, 2022 and the year ended June 30, 2022 as if the acquisition had occurred as of July 1, 2021 with pro forma amortization expense related to acquired intangible assets included from July 1, 2021. The unaudited pro forma financial information is presented for informational purposes only and is neither indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the period presented nor indicative of future operating results.

(in thousands)	Six Months Ended December 31, 2022	Year Ended June 30, 2022
Revenue	$3,552	$14,821
Net loss	(18,247)	(36,029)

These pro forma amounts have been calculated to reflect the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied from July 1, 2021. In addition, proforma adjustments include a one-time adjustment of $8.92 million of non-cash transaction costs relating to the accelerated vesting of Viewpoint stock option and restricted stock and $4.0 million of cash transaction costs. The Company did not have any additional material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

ITEM 16 – FORM 10-KT SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 1, 2023

PERSPECTIVE THERAPEUTICS, INC., a Delaware corporation

By /s/ Johan (Thijs) Spoor
Johan (Thijs) Spoor, Chief Executive Officer, Director

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

Dated: May 1, 2023

/s/ Johan (Thijs) Spoor
Johan (Thijs) Spoor, Chief Executive Officer, Director

/s/ Jonathan Hunt
Jonathan Hunt, Chief Financial Officer,
Co-Principal Financial Officer

/s/ Mark J. Austin
Mark J. Austin, Vice President of Finance and Corporate Controller,
Co-Principal Financial and Principal Accounting Officer, Corporate Secretary

/s/ Lori A. Woods
Lori A. Woods, Chairperson

/s/ Michael McCormick
Michael McCormick, Director

/s/ Robert F. Williamson III
Robert F. Williamson III, Director

/s/ Frank Morich
Frank Morich, Director