Form 10-Q
period 2023-03-31
Perspective Therapeutics, Inc.
filed 2023-05-15
CIK 728387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to ____________

Commission File No. 001-33407

PERSPECTIVE THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-1458152
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Hills St., Suite 106, Richland, Washington	99354
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (509) 375-1202

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	CATX	NYSE American

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class	Outstanding as of May 12, 2023
Common stock, $0.001 par value	280,131,359

i

PERSPECTIVE THERAPEUTICS, INC.

ii

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Perspective Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except shares)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$36,452	$20,993
Short-term investments	-	22,764
Accounts receivable, net	1,364	1,363
Inventory	1,408	1,409
Note receivable	-	6,109
Prepaid expenses and other current assets	1,042	577

Total current assets	40,266	53,215

Property and equipment, net	6,733	1,684
Right of use asset, net	309	378
Restricted cash	182	182
Inventory, non-current	2,269	2,396
Intangible assets	50,000	-
Goodwill	27,319	-
Other assets, net	567	236

Total assets	$127,645	$58,091

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,914	$1,541
Lease liability	280	276
Accrued protocol expense	354	233
Accrued radioactive waste disposal	15	129
Accrued payroll and related taxes	1,787	212
Accrued vacation	764	285
Other notes payable, current	80	-

Total current liabilities	7,194	2,676
Non-current liabilities:
Lease liability, non-current	44	116
Note payable	1,713	-
Asset retirement obligation	666	657

Total liabilities	9,617	3,449
Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, $.001 par value; 7,000,000 shares authorized: Series B: 5,000,000 shares allocated; no shares issued and outstanding	-	-
Common stock, $.001 par value; 750,000,000 shares authorized; 278,657,841 and 142,112,766 shares issued and outstanding	279	142
Additional paid-in capital	224,052	160,432
Accumulated deficit	(106,303)	(105,932)

Total stockholders' equity	118,028	54,642

Total liabilities and stockholders' equity	$127,645	$58,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

Perspective Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars and shares in thousands, except for per-share amounts)

	Three months ended
	March 31,
	2023	2022

Sales, net	$1,830	$2,910
Grant revenue	233	-
Total revenue	2,063	2,910
Cost of sales	1,576	1,469
Gross profit	487	1,441

Operating expenses:
Research and development	3,857	549
Sales and marketing	812	687
General and administrative	7,023	1,581
Loss on disposal of property and equipment	22	-
Total operating expenses	11,714	2,817

Operating loss	(11,227)	(1,376)

Non-operating income (expense):
Interest income	374	29
Interest expense	(18)	-
Non-operating income, net	356	29

Net loss before deferred income tax benefit	(10,871)	(1,347)

Deferred income tax benefit	10,500	-

Net loss	$(371)	$(1,347)

Basic and diluted loss per share	$(0.00)	$(0.01)

Weighted average shares used in computing net loss per share:
Basic and diluted	228,591	142,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

Perspective Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three months ended March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(371)	$(1,347)
Adjustments to reconcile net loss to net cash used by operating activities:
Noncash lease expense	1	-
Depreciation expense	180	64
Loss on equipment disposals	22	-
Amortization of other assets	10	10
Accretion of asset retirement obligation	9	8
Share-based compensation	1,368	157
Deferred tax benefit	(10,500)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(1)	(493)
Inventory	128	84
Prepaid expenses and other current assets	(60)	(16)
Accounts payable and accrued expenses	(595)	(76)
Accrued protocol expense	121	(28)
Accrued radioactive waste disposal	(114)	(9)
Accrued payroll and related taxes	(67)	225
Accrued vacation	146	(3)

Net cash used by operating activities	(9,723)	(1,424)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(201)	(26)
Proceeds from maturity of short-term investments	22,764	-
Net cash acquired in acquisition of Viewpoint	2,699	-

Net cash provided (used) by investing activities	25,262	(26)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(15)	-
Issuance costs related to common stock issued in exchange for Viewpoint common stock	(65)	-

Net cash used by financing activities	(80)	-

Net increase (decrease) in cash, cash equivalents, and restricted cash	15,459	(1,450)
Cash, cash equivalents, and restricted cash beginning of period	21,175	60,536
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH END OF PERIOD	$36,634	$59,086

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$36,452	$58,904
Restricted cash	182	182
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$36,634	$59,086

Supplemental schedule of noncash investing and financing activities:
Fair value of Viewpoint assets acquired including goodwill	$85,885	$-
136,545,075 shares of Perspective Therapeutics common stock issued in exchange for Viewpoint common stock	(54,618)	-
Assumption of Viewpoint stock options and warrants at fair value	(7,836)	-
Note receivable and accrued interest from Viewpoint forgiven	(6,171)	-
Viewpoint liabilities assumed including deferred tax liabilities established through accounting for business combinations (see Note 14)	$17,260	$-
The accompanying notes are an integral part of these condensed consolidated financial statements.

Perspective Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
(In thousands, except shares)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances at December 31, 2021	142,040,266	$142	$159,421	$(95,172)	$64,391

Share-based compensation			157		157
Net loss				(1,347)	(1,347)

Balances at March 31, 2022	142,040,266	$142	$159,578	$(96,519)	$63,201

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances at December 31, 2022	142,112,766	$142	$160,432	$(105,932)	$54,642

Issuance of common stock in exchange for Viewpoint common stock, net of issuance costs	136,545,075	137	54,416		54,553
Assumption of Viewpoint stock options and warrants at fair value			7,836		7,836
Share-based compensation			1,368		1,368
Net loss				(371)	(371)

Balances at March 31, 2023	278,657,841	$279	$224,052	$(106,303)	$118,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

Perspective Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the quarter ended March 31, 2023 and 2022

1.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited interim condensed consolidated financial statements are those of Perspective Therapeutics, Inc., and its wholly-owned subsidiaries, referred to herein as “Perspective Therapeutics” or the “Company”. All significant intercompany accounts and transactions have been eliminated in the consolidation. In the opinion of management, all adjustments necessary for the fair statement of the condensed consolidated financial statements have been included. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes as set forth in the Company’s annual report filed on Form 10-KT for the period ended December 31, 2022. Viewpoint Molecular Targeting, Inc. (“Viewpoint”) has been consolidated since the close of the Merger (see Note 14).

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures are adequate for the information not to be misleading. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect, in management’s opinion, all adjustments of a normal, recurring nature that are necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results expected for the full fiscal year or any other period.

The Company anticipates that as the result of continuing operating losses and the significant net operating losses available from prior fiscal years, its effective income tax rate for fiscal year 2023 will be 0%.

Significant Accounting Policies

Segments

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company has two reportable segments that are based on the following business units: Brachytherapy and Drug Operations. The Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with GAAP requires management of the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes of the Company including the fair value of net assets acquired in a business combination; the allowance for doubtful accounts receivable; net realizable value of the enriched barium inventory; the estimated useful lives used in calculating depreciation and amortization on the Company’s fixed assets, patents, trademarks, intangible assets and other assets; estimated amount and fair value of the asset retirement obligation related to the Company’s production facilities; equity method investment; and inputs to the Black-Scholes calculation used in determining the expense related to share-based compensation including volatility and estimated lives of options granted and impairment of long-lived assets including intangible assets and goodwill. Accordingly, actual results could differ from those estimates and affect the amounts reported in the financial statements.

Business Acquisition Accounting

The Company applies the acquisition method of accounting for those that meet the criteria of a business combination. The Company allocates the purchase price of its business acquisition based on the fair value of identifiable tangible and intangible assets and liabilities. The difference between the total cost of the acquisition and the sum of the fair values of acquired tangible and identifiable intangible assets less liabilities is recorded as goodwill. Transaction costs are expensed as incurred in general and administrative expenses.

If applicable, the Company records deferred taxes for any differences between the assigned values and tax basis of assets and liabilities. Estimated deferred taxes are based on available information concerning the tax basis of assets acquired and liabilities assumed at the acquisition date, although such estimates may change in the future as additional information becomes known.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP. The Company views its operations and manages its business in two operating segments. All long-lived assets of the Company reside in the U.S.

Grant Revenue Recognition

The Company enters into contracts with governmental agencies for services. These contracts are analyzed in order to determine if they should be accounted for under a revenue recognition model pursuant to Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, or a grant model pursuant to ASC 958, Not-for-Profit Entities. If accounted for pursuant to a grant model, the Company must determine if the grant is conditional or unconditional, and if conditional any barriers exist which must be overcome. If unconditional, the grant is recognized as revenue immediately, and if conditional, the grant is recognized as revenue as and when the barriers are overcome. We concluded that payments received under the current grants represent conditional, nonreciprocal contributions, as described in ASC 958, and that the grants are not within the scope of ASC 606, as the organizations providing the grants do not meet the definition of a customer. The significant barrier to the current conditional grants are that the expenses incurred must meet the qualifications as established by the respective governmental agencies, so that the grant revenue is recognized as the qualified expenses are incurred. Expenses for grants are tracked using a project code specific to the grant, and the employees also track hours worked by using the project code. Under ASC 958, grants related to income are presented as part of the condensed consolidated statements of operations, either separately or under a general heading. Both methods are acceptable under ASC 958. The Company has elected to record grants related to income separately on the condensed consolidated statements of operations as grant revenue. The related expenses are recorded within operating expenses.

2.	New Accounting Standards

Accounting Standards Updates to Become Effective in Future Periods

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which requires entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The FASB has subsequently issued updates to the standard to provide additional clarification on specific topics. Topic 326 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The standard was adopted on January 1, 2023 and had an immaterial effect on the consolidated financial statements.

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

Basic and diluted earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. At March 31, 2023 and 2022, the calculation of diluted weighted average shares did not include common stock warrants or options that are potentially convertible into common stock as those would be antidilutive due to the Company’s net loss position.

Securities not considered in the calculation of diluted weighted average shares, but that could be dilutive in the future as of March 31, 2023 and 2022, were as follows (in thousands):

	March 31,
	2023	2022
Common stock warrants	6,033	2,646
Common stock options	37,870	6,926
Total potential dilutive securities	43,903	9,572

Effective upon the closing of the Merger with Viewpoint on February 3, 2023, the Company assumed 3,387,100 warrants to purchase shares of common stock with an exercise price of $0.27 per share and 24,263,424 options to purchase shares of common stock with exercise prices ranging from $0.13 to $0.30 per share.

4.	Inventory

Inventory consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Raw materials	$777	$752
Work in process	616	636
Finished goods	15	21
Total inventory, current	$1,408	$1,409

	March 31,	December 31,
	2023	2022
Enriched barium, non-current	$2,007	$2,121
Raw materials, non-current	262	275
Total inventory, non-current	$2,269	$2,396

Inventory, non-current represents raw materials that were ordered in quantities to obtain volume cost discounts which based on current and anticipated sales volumes will not be consumed within an operating cycle. At  March 31, 2023, the Company estimated that the remaining enriched barium would result in 8,158 curies; approximately 1,040 of which would be obtained in the next twelve months and 7,118 would be obtained after March 31, 2024. The 1,040 curies were included in raw materials current inventory and the 7,118 were included in inventory, non-current.

5.	Property and Equipment

Property and equipment consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023[2]	2022
Building	$1,770	$-
Land	1,283	366
Equipment	6,909	4,581
Leasehold improvements	4,291	4,143
Other[1]	291	225
Property and equipment	14,544	9,315
Less accumulated depreciation	(7,811)	(7,631)
Property and equipment, net	$6,733	$1,684

1	Plant and equipment, not placed in service are items that meet the capitalization threshold or which management believes will meet the threshold at the time of completion and which have yet to be placed into service as of the date of the balance sheet, and therefore, no depreciation expense has been recognized.
2	Includes fair value of property and equipment acquired through the Merger with Viewpoint of approximately $5,050,000.

6.	Goodwill and Other Intangible Assets

Goodwill

The carrying amount of goodwill as of March 31, 2023 and December 31, 2022 was $27.3 million and $0 million, respectively, and has been recorded in connection with the Company’s Merger of Viewpoint, in February 2023. The carrying value of goodwill and the change in the balance for the three months ended March 31, 2023 are as follows (in thousands):

(in thousands)
Balance, December 31, 2022	$-
Balance, March 31, 2023	$27,319

Other intangible assets, net consists of the following (in thousands):

	March 31, 2023
	Cost	Accumulated Amortization	Net Carrying Value
Indefinite-lived intangible assets
In-process research and development	$50,000	$-	$50,000
Total	$50,000	$-	$50,000

December 31, 2022
	Cost	Accumulated Amortization	Net Carrying Value
Indefinite-lived intangible assets
In-process research and development	$-	$-	$-
Total	$-	$-	$-

The Company’s IPR&D assets represents the estimated fair value of Viewpoint's pipeline of radiotherapy product candidates acquired in February 2023. The estimated fair value of the IPR&D assets at the acquisition date was determined using a probability-weighted income approach, which discounts expected future cash flows to present value. The projected cash flow estimates for Viewpoint's pipeline of radiotherapy product candidates were based on certain key assumptions, including estimates of future revenue and expenses, taking into account the stage of development of the technology at the Merger date and the time and resources needed to complete development.

The Company evaluates the other intangible assets at least annually, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. The Company has no accumulated impairment losses on other intangible assets.

7.	Fair Value Measurement

The following table summarizes the carrying values and fair values of the Company’s financial instruments (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Value Total	Fair Value Total	Carrying Value Total	Fair Value Total
U.S. Treasury Bills	$-	$-	$22,764	$22,764

The Company has investments in U.S. Treasury Bills, some of which mature over a period greater than 90 days and are classified as short-term investments. The U.S. Treasury Bills are carried at amortized cost and classified as held to maturity as the Company has the intent and the ability to hold them until they mature. The carrying value of the U.S. Treasury Bills are adjusted for accretion of discounts over the remaining life of the investment. Income related to the U.S. Treasury Bills is recognized in interest income in the Company’s condensed consolidated statement of operations. The U.S. Treasury Bills are classified within Level 1 of the fair value hierarchy. During the three months ended March 31, 2023, all of the Company's short-term investments matured.

8.	Share-Based Compensation

The following table presents the share-based compensation expense recognized for stock-based options during the three months ended March 31, 2023, and 2022 (in thousands):

	Three Months ended March 31,
	2023	2022
Cost of sales	$36	$12
Research and development expenses	340	33
Sales and marketing expenses	101	(18)
General and administrative expenses	891	130
Total share-based compensation	$1,368	$157

As of March 31, 2023, total unrecognized compensation expense related to stock-based options was approximately $798,432 and the related weighted-average period over which it is expected to be recognized is approximately 2.27 years.

A summary of stock options within the Company’s share-based compensation plans as of March 31, 2023 was as follows (in thousands except for exercise prices and terms):

				Weighted
			Weighted	Average
	Number of		Exercise	Contractual	Intrinsic
	Options Outstanding		Price	Term (Years)	Value
Balance at December 31, 2022	10,806,200	(b)	$0.56	7.93	$-
Granted	2,800,000		0.38
Options assumed (a)	24,263,424		0.17
Balance at March 31, 2023	37,869,624		$0.30	7.70	$12,989

Exercisable as March 31, 2023	35,121,848		$0.29	7.53	$12,330

(a)	As a result of the Merger with Viewpoint, the Company assumed 24,263,424 option awards originally issued by Viewpoint into Perspective Therapeutic options with their original terms, effective upon the closing of the Merger on February 3, 2023. The share exchange ratio of 3.1642 was applied to convert Viewpoint's outstanding option awards for Viewpoint's common stock into option awards of Perspective Therapeutics common stock. The assumed options were fully vested upon closing of the Merger.
(b)	All of these awards vested on February 3, 2023 in connection with the Merger as the Merger was a “Change of Control” pursuant to the stock option plan.

There were no options exercised during the three months ended March 31, 2023, and 2022, respectively. The Company’s current policy is to issue new shares to satisfy stock option exercises.

There were 2,800,000 option awards granted and no option awards granted with a fair value of approximately $849,000 and $0, during the three months ended March 31, 2023, and 2022, respectively.

There were 0 and 113,575 stock option awards which expired during the three months ended March 31, 2023, and 2022, respectively.

There were 0 and 413,700 stock option awards forfeited during the three months ended March 31, 2023, and 2022, respectively.

The weighted average fair value of stock option awards granted and the key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows:

	For the Three Months Ended March 31,
	2023
Weighted average fair value		$0.30
Options issued		2,800,000
Exercise price	$0.38	to	$0.38
Expected term (in years)		5
Risk-free rate	4.16%	to	4.16%
Volatility	106%	to	106%

9.	Commitments and Contingencies

Isotope Purchase Agreement

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

Merger Related Contingency

The Company has been in settlement negotiations with a representative for six stockholder plaintiff firms alleging the Company violated Delaware law in its preliminary proxy statement that was disseminated to stockholders in  November 2022 for the Company's annual meeting held in  December 2022. Based on these settlement negotiations to date, the Company does not believe it will settle for more than $200,000 and therefore recorded an estimated liability of $200,000 as of  December 31, 2022. There was no change in the estimate as of March 31, 2023. This balance is included in accrued expenses on the condensed consolidated balance sheet.

10.	Leases

For the three months ended March 31, 2023 and 2022, our operating lease expense was approximately $114,000 and $78,000 respectively. For the three months ended March 31, 2023 and 2022, our operating lease expense recognized in cost of sales was approximately $50,000 and $49,000 respectively and our lease expense recognized in general and administrative expense was approximately $64,000 and $29,000 respectively.

During the three months ended March 31, 2023, Viewpoint had two leases for office space terminate on March 31, 2023. This terminated space was replaced with space in the building Viewpoint purchased in 2022 and discussed in Note 11. As of March 31, 2023, Viewpoint has one lease for a research facility with a lease term ending November 30, 2023 and a monthly cost of approximately $8,000.

The following table presents the future operating lease payments and lease liability included on the condensed consolidated balance sheet related to the Company’s operating lease as of March 31, 2023 (in thousands):

Year Ending December 31,
2023 (remaining nine months)	219
2024	118
Total	337
Less: imputed interest	(13)
Total lease liability	324
Less current portion	(280)
Non-current lease liability	$44

11.	Notes Payable

Notes payable as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023[1]	2022
Note payable (a)	$33	$-
Note payable (b)	1,760	-
	$1,793	$-
Less: current portion	(80)	-
Notes payable – long-term portion	$1,713	$-

(1)	The notes payable were assumed by the Company effective upon the closing of the Merger with Viewpoint on February 3, 2023.

(a)	On July 19, 2019, Viewpoint entered in a promissory note agreement with the Iowa Economic Development Authority (“IEDA”) for $100,000 at 3% interest rate to be paid over 36 monthly payments of $3,328 beginning on the first day of the first month following Viewpoint closing on a $1 million equity round. Final payment will occur in the first quarter of fiscal 2024. The loan was granted as a form of financial assistance to Viewpoint from IEDA. The current portion of the outstanding loan was $33,000 as of March 31, 2023. For the three months ended March 31, 2023, the Company recorded less than $1,000 interest expense and $6,000 principal payments.

(b)	On December 29, 2022, Viewpoint obtained a promissory note in the amount of $1,771,250 for the purpose of purchasing land and a building in Coralville, Iowa. The note bears interest at 6.15% per annum. The note requires monthly principal and interest payments of $12,936 beginning on January 29, 2023, and a balloon last payment of $1,522,549 due on December 29, 2027. As of March 31, 2023, the current portion of the note payable was $47,000. For the three months ended March 31, 2023, the Company recorded $18,000 interest expense and $8,000 principal payments.

The following table presents the future principal payments included on the condensed consolidated balance sheet related to the Company’s notes payable as of March 31, 2023 (in thousands):

Years ending December 31:
2023 (remaining nine months)	$68
2024	49
2025	52
2026	55
2027	1,569
Total	$1,793

12.	Revenue

Sources of Revenue

We have identified the following revenues disaggregated by revenue source:

1.	Domestic – direct sales of products and services.

2.	International – direct sales of products and services.

3.	Grant revenue – contracts with governmental agencies for services.

During the three months ended March 31, 2023 and 2022, the Company had no international revenue. For the three months ended March 31, 2023, prostate brachytherapy comprised 46% of our revenue, while other revenue, which includes but is not limited to brain, lung, head/neck, gynecological, and pelvic treatments, and services, comprised 54% compared to 75% and 25%, respectively, in the three months ended March 31, 2022.

Concentration of Customers

The following are the Company's top customers, facilities, or physician practices that utilize multiple surgical facilities shown as a percentage of total sales:

	Three Months Ended March 31,
Facilities and Customers	2023 % of total revenue	2022 % of total revenue
GT Medical Technologies	23.7%	13.4%
National Institutes of Health (1)	11.3%	0%
El Camino, Los Gatos, & other facilities (2)	0%	26.9%

(1)	This revenue relates to grants received from the National Institutes of Health.
(2)	The head of the single largest physician practice also served as the Company’s medical director. As the medical director, this physician advised the Company Board of Directors and management, provided technical advice related to product development and research and development, and provided internal training to the Company sales staff and professional training to our sales staff and to other physicians. On September 20, 2022, we received notice from our medical director of his resignation from such position and he has not placed any orders since our isotope supply resumed after a disruption in August and September 2022 as discussed in our Form 10-KT filed on May 1, 2023.

As of March 31, 2023, one individual customer, GT Medical Technologies, made up 11.1% of our accounts receivable. As of December 31, 2022, one individual customer, GT Medical Technologies, made up 15.1% of our accounts receivable.

13.	Segment Reporting

The Company operates two reportable business segments:

●	Brachytherapy – sales and manufacturing of Cesium-131 brachytherapy seeds including research and development of new applications for the seeds and represents the historical business of the Company.
●

Drug Operations – research and development and clinical operations related to the use of Lead-203 and Lead-212 as a diagnostic and a therapeutic drug, respectively, and represents the operations and assets of the recent acquisition of Viewpoint.

The Company evaluates the performance of its segments and allocates resources to them based on their operating loss and potential market. The Company had no inter-segment sales for the periods presented.

Summarized financial information concerning the Company’s reportable segments are as follows (in thousands):

	For the three months ended March 31, 2023
	Brachytherapy	Drug Operations	Corporate	Total
Revenues	$1,830	$233	$-	$2,063
Gross profit	254	233	-	487
Operating loss	(1,842)	(2,722)	(6,663)	(11,227)
Interest income	-	-	374	374
Interest expense	-	18	-	18
Depreciation and amortization	66	90	34	190

	For the three months ended March 31, 2022
	Brachytherapy	Drug Operations	Corporate		Total
Revenues	$2,910	$-	$		$2,910
Gross profit	1,441	-			1,441
Operating loss	(56)	-		(1,320)	(1,376)
Interest income	-	-		29	29
Depreciation and amortization	63	-		11	74

14.	Merger

On February 3, 2023, the Company acquired 100% of the issued and outstanding equity and voting shares of Viewpoint Molecular Targeting, Inc. (“Viewpoint”), in exchange for 136,545,075 shares of our common stock with a fair value of $54.618 million based on the closing market price of $0.40 per share on the acquisition date. At the closing of the Merger, the Company forgave the note receivable entered into in November 2022 and the associated accrued interest with Viewpoint that was included in note receivable. The total amount forgiven was $6.17 million, representing the $6 million loan and $0.17 million accrued interest. The Company also assumed all of Viewpoint’s outstanding stock options and warrants as of the Merger date.

Viewpoint is an alpha-particle radiopharmaceutical company in the alphaemitter market developing oncology therapeutics and complementary imaging agents. The Merger was completed to provide the Company with a new isotope in a larger market.

The Company accounted for the transaction as a business combination in accordance ASC 805, Business Combinations. The Company is in the process of performing an allocation of the purchase price paid for the assets acquired and the liabilities assumed with the assistance of an independent valuation firm. The fair values of the assets acquired, as set forth below, are considered provisional and subject to adjustment as additional information is obtained through the purchase price measurement period (a period of up to one year from the closing date). The provisional allocation of the purchase price is based on management’s preliminary estimates. Once management completes its analysis to finalize the purchase price allocation with assistance from a third-party valuation firm, it is reasonably possible that there could be changes to the preliminary values. The primary areas of the purchase price allocation that are not yet finalized relate to identifiable intangible assets and goodwill.

The Viewpoint purchase price consideration and provisional allocation to net assets acquired is presented below (in thousands except for share price):

Fair value of consideration transferred
Perspective Therapeutics common stock issued (136,545,075 X $0.40)	$54,618
Assumption of Viewpoint stock options and warrants at fair value	7,836
Note receivable from Viewpoint forgiven	6,171
Total fair value of consideration transferred	$68,625

Recognized amounts of identifiable net assets acquired
Assets acquired
Cash and cash equivalents	$2,698
Grants receivable	95
Prepaid expenses	397
Property and equipment	5,050
Right of use asset	10
Intangible assets	50,000
Other assets	316
Total assets acquired	58,566

Liabilities assumed
Accounts payable and accrued expenses	2,968
Lease liability	10
Accrued payroll and related taxes	1,642
Accrued vacation	333
Note payable	1,807
Deferred tax liability	10,500
Total liabilities acquired	17,260

Net assets acquired, excluding goodwill	41,306
Total purchase price consideration	68,625

Goodwill	$27,319

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

The results of operations for Viewpoint since the closing date have been included in our condensed consolidated financial statements for the three months ended March 31, 2023 and include approximately $233,000 of grant revenue and $3.8 million of operating loss. During the three months ended March 31, 2023, the Company recognized total transaction costs of approximately $4.6 million, which are included in general and administrative expenses on the condensed consolidated statement of operations.

The pro forma financial information below represents the combined results of operations as if the acquisition had occurred on January 1, 2022, the beginning of the comparable prior year reporting period. The unaudited pro forma financial information is presented for informational purposes only and is neither indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the period presented nor indicative of future operating results.

The information below reflects certain nonrecurring pro forma adjustments that were directly related to the business combination based on available information and certain assumptions that we believe are reasonable, including the following adjustments:

1.

Excludes acquisition-related costs incurred by the Company totaling approximately $4.6 million for the three months ended March 31, 2023 and includes the total costs of $4.6 million for the three months ended March 31, 2022.

2.

Excludes the deferred income tax benefit of approximately $10.5 million for the three months ended March 31, 2023 and includes the deferred income tax benefit of approximately $10.5 million for the three months ended March 31, 2022.

(in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Revenue	$2,063	$3,128
Net (loss) income	(6,259)	1,597

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Information

In addition to historical information, this Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). This statement is included for the express purpose of availing Perspective Therapeutics, Inc. of the protections of the safe harbor provisions of the PSLRA.

All statements contained in this Form 10-Q, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” and similar expressions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future revenue, economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under Item 1A - Risk Factors beginning on page 30 below that may cause actual results to differ materially.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, inventories, accrued liabilities, derivative liabilities and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s annual report on Form 10-KT as filed with the SEC on May 1, 2023 are those that depend most heavily on these judgments and estimates. As of March 31, 2023, there had been no material changes to any of the critical accounting policies contained therein except as discussed below:

Segments

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company has two reportable segments that are based on the following business units: Brachytherapy and Drug Operations. The Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with GAAP requires management of the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes of the Company including the fair value of net assets acquired in a business combination; the allowance for doubtful accounts receivable; net realizable value of the enriched barium inventory; the estimated useful lives used in calculating depreciation and amortization on the Company’s fixed assets, patents, trademarks, intangible assets and other assets; estimated amount and fair value of the asset retirement obligation related to the Company’s production facilities; equity method investment; and inputs to the Black-Scholes calculation used in determining the expense related to share-based compensation including volatility and estimated lives of options granted and impairment of long-lived assets including intangible assets and goodwill. Accordingly, actual results could differ from those estimates and affect the amounts reported in the financial statements.

Business Acquisition Accounting

The Company applies the acquisition method of accounting for those that meet the criteria of a business combination. The Company allocates the purchase price of its business acquisition based on the fair value of identifiable tangible and intangible assets and liabilities. The difference between the total cost of the acquisition and the sum of the fair values of acquired tangible and identifiable intangible assets less liabilities is recorded as goodwill. Transaction costs are expensed as incurred in general and administrative expenses.

If applicable, the Company records deferred taxes for any differences between the assigned values and tax basis of assets and liabilities. Estimated deferred taxes are based on available information concerning the tax basis of assets acquired and liabilities assumed at the acquisition date, although such estimates may change in the future as additional information becomes known.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP. The Company views its operations and manages its business in two operating segments. All long-lived assets of the Company reside in the U.S.

Grant Revenue Recognition

The Company enters into contracts with governmental agencies for services. These contracts are analyzed in order to determine if they should be accounted for under a revenue recognition model pursuant to Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, or a grant model pursuant to ASC 958, Not-for-Profit Entities. If accounted for pursuant to a grant model, the Company must determine if the grant is conditional or unconditional, and if conditional any barriers exist which must be overcome. If unconditional, the grant is recognized as revenue immediately, and if conditional, the grant is recognized as revenue as and when the barriers are overcome. We concluded that payments received under the current grants represent conditional, nonreciprocal contributions, as described in ASC 958, and that the grants are not within the scope of ASC 606, as the organizations providing the grants do not meet the definition of a customer. The significant barrier to the current conditional grants are that the expenses incurred must meet the qualifications as established by the respective governmental agencies, so that the grant revenue is recognized as the qualified expenses are incurred. Expenses for grants are tracked using a project code specific to the grant, and the employees also track hours worked by using the project code. Under ASC 958, grants related to income are presented as part of the condensed consolidated statements of operations, either separately or under a general heading. Both methods are acceptable under ASC 958. The Company has elected to record grants related to income separately on the condensed consolidated statements of operations as grant revenue. The related expenses are recorded within operating expenses.

Overview

Perspective Therapeutics has two subsidiaries: Viewpoint Molecular Targeting, Inc. (“Viewpoint”), is a research and development and clinical-stage precision oncology company focused on developing next-generation alpha therapies related to the use of Lead-203 and Lead-212 as a diagnostic and therapeutic drug respectively; and Isoray Medical, Inc., (“Isoray”) is a brachytherapy device manufacturer with FDA clearance for a single medical device that can be delivered to the physician in multiple configurations as prescribed for the treatment of cancers in multiple body sites.

Viewpoint is developing a pipeline of radiotherapies designed to deliver powerful alpha radiation directly to cancer cells utilizing Lead-212 and specialized targeting peptides. Viewpoint is also developing complementary diagnostics that utilize the same targeting peptide and Lead-203 to provide the opportunity to understand which patients may respond to its targeted therapy.

Viewpoint’s initial product candidate, VMT-α-NET, is in development for the treatment and diagnosis of neuroendocrine tumors (NETs). Using a specialized peptide, VMT-α-NET is designed to target and bind to the somatostatin receptor subtype 2 (SSTR2) on tumor cells. As a diagnostic, Viewpoint links Pb-203, a radioactive imaging agent that emits gamma rays, to its SSTR2-targeting peptide. Through the use of imaging scans, Viewpoint is able to characterize the tumor to confirm the patient’s cancer expresses SSTR2. This confirms the patient may be a candidate for treatment. As a therapeutic, Viewpoint links Pb-212, its alpha-particle radioactive isotope, to the same SSTR2 targeting peptide which has been shown to bind to the cancerous cell, to treat and potentially kill the tumor.

Viewpoint’s second product candidate, VMT01, is in development for the treatment and diagnosis of metastatic melanoma. Using a specialized peptide, VMT01 is designed to target the melanocortin 1 receptor (MC1R) on tumor cells. As a diagnostic, Viewpoint either links Pb-203 or Gallium-68 to its MC1R-targeting peptide. These two imaging tracers are suitable for SPECT and PET imaging, respectively. Through the use of the imaging scans, Viewpoint is able to characterize whether the patient’s cancer expresses MC1R. This confirms the patient may be a candidate for treatment. As a therapeutic, Viewpoint links Pb-212 to the same MC1R targeting peptide which has been shown to bind to the cancerous cell, to treat and potentially kill the tumor. The melanoma program focuses primarily on development of the therapeutic compound.

Isoray manufactures and sells its medical device product as the Cesium-131 brachytherapy seed or Cesium Blu.

Isoray's brachytherapy seed utilizes Cesium-131, with a 9.7 day half-life, as its radiation source. Isoray believes that it is the unique combination of the short half-life and the energy of the Cesium-131 isotope that are yielding the beneficial treatment results that have been published in peer reviewed journal articles and presented in various forms at conferences and tradeshows.

Isoray has distribution agreements outside of the United States for its brachytherapy seed. These distributors are responsible for obtaining regulatory clearance to sell the Company’s products in their territories, with the support of the Company. As of the date of this Report, Isoray has distributors in the Russian Federation, Peru, and India with no reported revenues in these locations during the three months ended March 31, 2023.

Isoray continues to explore how our proprietary isotope, Cesium-131, may be effective in the treatment of additional cancers. We recently entered into a research grant agreement with a leading cancer center to study the treatment of metastatic melanoma. In this immuno-oncology study, Cesium-131 will be used in combination with an immune checkpoint inhibitor. Metastatic melanoma is the most virulent form of skin cancer, often spreading to lymph nodes, the lungs, liver, brain, and tissue under the skin. We also have an agreement with the University of Cincinnati to study the combination of Cesium-131 with the immunotherapy drug Keytruda® in recurrent head and neck cancers.

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

Results of Operations

Three months ended March 31, 2023, and 2022 (in thousands):

	Three months ended March 31,
	2023		2022		2023 - 2022
	Amount	% (a)	Amount	% (a)	% Change
Sales, net	$1,830	89	$2,910	100	(37)
Grant revenue	233	11	-	-	100
Total revenue	2,063	100	2,910	100	(29)
Cost of sales	1,576	76	1,469	50	7
Gross profit	487	24	1,441	50	(66)

Operating expenses:
Research and development expenses	3,857	187	549	19	603
Sales and marketing expenses	812	39	687	24	18
General and administrative expenses	7,023	340	1,581	54	344
Change in estimate of asset retirement obligation (Note 9)	22	1	-	-	100

Total operating expenses	11,714	568	2,817	97	316
Operating loss	$(11,227)	(544)	$(1,376)	(47)	716

(a)	Expressed as a percentage of sales, net

Revenue

Sales, net for the three months ended March 31, 2023, decreased 37% compared to the three months ended March 31, 2022. Our former medical director and historically our largest customer has not placed any orders since isotope supply resumed after experiencing a supply disruption in August and September 2022 as discussed in our Form 10-KT filed on May 1, 2023. Although this customer has not indicated he has plans to cease ordering from us altogether, we have not received any orders from him and this is continuing to impact our sales. The Company’s sales personnel continue to focus on bringing in new accounts while also working with existing and former customers to increase their order volumes.

The sales breakdown between prostate and non-prostate applications is set forth below.

Three months ended March 31, 2023, and 2022 (in thousands):

	Three months ended March 31,
	2023		2022		2023 - 2022
	Amount	% (a)	Amount	% (a)	% Change
Prostate brachytherapy	$956	46	$2,187	75	(56)
Other revenue (b)	1,107	54	723	25	53
Revenue, net	$2,063	100	2,910	100	(29)

(a)	Expressed as a percentage of sales, net
(b)	Includes Grant revenue

Prostate Brachytherapy

Prostate sales decreased by approximately 56% during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The primary reason for the decrease was related to our former medical director and historically largest customer has not placed any orders since isotope supply resumed after a supply disruption in August and September 2022 as discussed in our Form 10-KT filed on May 1, 2023. Although this customer has not indicated he has plans to cease ordering from us altogether, we have not received any orders from him and this is continuing to impact our sales.

Management believes continued growth in prostate brachytherapy revenues will be the result of physicians, payors, and patients increasingly considering overall treatment advantages including costs compared with non-brachytherapy treatments, better treatment outcomes and improvement in the quality of life for patients. Although this customer has not indicated he has plans to cease ordering from us altogether, we have not received any orders from him, and this is continuing to impact our sales.

Other Revenue

Other sales includes, but is not limited to, brain, lung, head/neck, gynecological, pelvis treatments, and grant revenue, as well as services. Other sales, net increased by 53% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The main driver of this growth was increased treatments for brain cancer including GammaTile™ as well as increase in grant revenue. Initial applications for these other brachytherapy treatments are primarily used in recurrent cancer treatments or salvage cases that are generally difficult to treat aggressive cancers where other treatment options are either ineffective or unavailable.

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

Grant revenues of $233,000 are derived from Viewpoint’s work for the National Institutes of Health. Perspective Therapeutics did not have any grant revenue prior to the acquisition of Viewpoint.

GammaTile™

For the three months ended March 31, 2023, total revenues from sales including minimum order fees to GT Med Tech were approximately 24% of sales. This significant increase in the percentage of sales was primarily due to the overall decrease in prostate sales.

Viewpoint

Our alpha-therapy business is pre-revenue and so none of the revenues reflect sales of any of these products which are still under development. However, as discussed above, Viewpoint had grant revenues during the three months ended March 31, 2023.

Cost of sales

Cost of sales consists primarily of the costs of manufacturing and distributing the Company’s brachytherapy products and for the three months ended March 31, 2023 increased 7% compared to the three months ended March 31, 2022.

Contributing to the increase in the three months ended March 31, 2023, and 2022 comparison were increases in isotope costs and payroll offset by a reduction in other materials costs and shipping.

Viewpoint’s operations did not contribute to cost of sales as it is at a pre-revenue stage.

Gross Profit

Contributing to the three months ended March 31, 2023, versus the three months ended March 31, 2022, gross profit decline was lower than anticipated sales due to sales decreasing from the loss of a large customer along with higher production costs partially offset by grant revenue related to Viewpoint.

Research and development

Research and development consists primarily of employee and third party costs related to research and development activities.

The significant increase in research and development costs between the quarter ended March 31, 2023, and March 31, 2022, is the result of the addition of the Viewpoint operations resulting in a significant increase in payroll which will increase even more next quarter as this quarter solely reflected the two-month period after the Merger occurred. Viewpoint is in the development stage and spends a significant amount of money on research and development.

Contributing to the three months ended March 31, 2023 and 2022 comparison in the brachytherapy business was an increase in costs of $2.89 million related to the development of the Company’s alpha therapy drug products gained through the Merger with Viewpoint along with increases in the Company’s legacy research and development expenses related to payroll costs due to annual merit increase, share-based compensation related to acceleration of awards as a result of the Merger, and protocol expense.

Management believes that research and development expenses will increase as we continue to invest in the development of new drugs and products in the alphaemitter space.

Sales and marketing expenses

Sales and marketing expenses consist primarily of the costs related to the internal and external activities of the Company’s sales, marketing, and customer service functions of the brachytherapy business of the Company. We anticipate increasing the number of territory managers from 7 to 10 over the next 12 months but there is no assurance this will occur.

Contributing to the three months ended March 31, 2023, and 2022 comparison was increased payroll expenses resulting from annual merit increases, share-based compensation related to acceleration of awards as a result of the Merger, and increased marketing and consulting costs in the brachytherapy business.

The Viewpoint operations have no sales and marketing expenses.

General and administrative expenses

General and administrative expenses consist primarily of the costs related to the executive, human resources/training, quality assurance/regulatory affairs, finance, and information technology functions of the Company.

The primary reasons for the increase in general and administrative expenses for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, were legal, investment banking expenses and other Merger costs related to the Merger with Viewpoint along with $1.13 million of general and administrative expenses related to personnel and other expenses from the Viewpoint operations. Also contributing to the increase were increases to payroll due to annual merit increases, share-based compensation related to acceleration of awards as a result of the Merger, increased audit and legal fees, severance, and increased travel in the brachytherapy business.

As a result of the Merger, the Company significantly increased not only its total number of employees from 62 to 91 but also increased its executive staff positions.

Tax

Deferred income tax benefit for the three months ended March 31, 2023, was $10,500,000, resulting from temporary differences between our accounting and tax treatment associated with our merger with Viewpoint.

Liquidity and capital resources

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. The Company has historically financed its operations through selling equity to investors. During the three months ended March 31, 2023, and 2022, the Company used existing cash reserves to fund its operations and capital expenditures (in thousands except current ratio):

	Three months
	ended March 31,
	2023	2022
Net cash (used) by operating activities	$(9,723)	$(1,424)
Net cash provided (used) by investing activities	25,262	(26)
Net cash (used) by financing activities	(80)	-
Net increase (decrease) in cash and cash equivalents	$15,459	$(1,450)

	As of
	March 31, 2023	December 31, 2022
Working capital	$33,072	$50,539
Current ratio	5.60	19.89

Cash flows from operating activities

Net cash used by operating activities in the three months ended March 31, 2023, was primarily due to a net loss of approximately $0.37 million net of approximately $8,910,000 in adjustments for non-cash activity such as share-based compensation, depreciation and amortization expense, accretion of asset retirement obligation, loss on property and equipment disposals, and changes in deferred taxes. Changes in operating assets and liabilities contributed approximately $442,000 to the cash used by operating activities; decreases in inventory, increases in accrued protocol and accrued vacation were offset by decreases in prepaid expenses and other current assets, decreases in accounts payable and accrued expenses, accrued payroll and related taxes, and accrued radioactive waste disposal.

Net cash used by operating activities in the three months ended March 31, 2022, was primarily due to a net loss of approximately $1.347 million net of approximately $239,000 in adjustments for non-cash activity such as share-based compensation, depreciation and amortization expense, and accretion of asset retirement obligation. Changes in operating assets and liabilities contributed approximately $316,000 to the cash used by operating activities; decreases in inventory, prepaid expenses and other current assets, and an increase in accrued payroll and related taxes were partially offset by increases in accounts receivable, and decreases in accounts payable and accrued expenses, accrued protocol expenses, accrued radioactive waste disposal, and accrued vacation.

Cash flows from investing activities

Investing activities for the three months ended March 31, 2023, and 2022 respectively, consisted of transactions related to the purchase of fixed assets and in the three months ended March 31, 2023 included proceeds from the maturity of short-term investments in U.S. treasury bills and cash acquired as part of the Viewpoint Merger. Management will continue to invest in technology and machinery that improves and streamlines production processes and to invest in low-risk investment opportunities that safeguard assets and provide greater assurance those resources will be liquid and available for business needs as they arise.

Cash flows from financing activities

Financing activities in the three months ended March 31, 2023 included costs of approximately $65,000 pursuant to issuance costs related to common stock issued in exchange for Viewpoint common stock and $15,000 repayment of notes payable.

Projected fiscal 2023 liquidity and capital resources

Operating activities

Management forecasts that fiscal 2023 cash requirements will increase compared to previous years and that current cash and cash equivalents will be sufficient to meet projected operating cash needs for the twelve months ending December 31, 2023 (including consideration of the cash needs of Viewpoint following completion of the Merger). Monthly operating expenses are budgeted to increase for sales and marketing, research and development and general and administrative expenses in fiscal 2023 as management works to implement its strategy to integrate Viewpoint’s operations and increases revenues of its Cesium-131 brachytherapy seed. Management anticipates a significant increase of expenses particularly in research and development for the Viewpoint operations coupled with the loss of its largest brachytherapy customer likely making cashflow break-even for the entire Company not possible within the next three to four years. There is no assurance that the Company will replace its loss of its largest brachytherapy customer by adding additional customers in the near future. The Company missed its target of twenty-five percent increased revenue in the first three months of calendar 2023 and there is no assurance that targeted sales growth will continue over the next three to four years. With the completion of the Merger, if the added general and administrative and research and development expenses of Viewpoint cannot be met with cash reserves or revenues then the Company will need to evaluate raising additional cash through licensing existing assets, capital raises, or other activities.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we advance and expand preclinical activities, clinical trials and potential commercialization of our product candidates.  Our costs will also increase as we:

●	continue the development of our clinical-stage metastatic melanoma tumor and neuroendocrine tumor assets;

●	continue the development of our other product candidates;

●	continue to initiate and progress other supporting studies required for regulatory approval of our product candidates;

●	initiate preclinical studies and clinical trials for any additional indications for our current product candidates and any future product candidates that we may pursue;

●	continue to build our portfolio of product candidates through the acquisition or in-license of additional product candidates or technologies;

●	continue to develop, maintain, expand and protect our intellectual property portfolio;

●	pursue regulatory approvals for our current and future product candidates that successfully complete clinical trials;

●	support our sales, marketing and distribution infrastructure to commercialize any future product candidates for which we may obtain marketing approval; and

●	hire additional clinical, medical, commercial, and development personnel.

We expect that our cash, as of the date of this Quarterly Report on Form 10-Q, will be sufficient to fund our current forecast for operating expenses, financial commitments and other cash requirements through December 31, 2023.  We expect we will need to raise additional capital until we are profitable.  If no additional capital is raised through either public or private equity financings, debt financings, strategic relationships, alliances and licensing agreements, or a combination thereof, we may delay, limit or reduce discretionary spending in areas related to research and development activities and other general and administrative expenses in order to fund our operating costs and working capital needs.

We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.  We expect that we will require additional capital to pursue in-licenses or acquisitions of other product candidates.  If we receive regulatory approvals for our product candidates, we expect to incur commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize or whether we commercialize jointly or on our own.

Because of the numerous risks and uncertainties associated with research, development and commercialization of our product candidates, we are unable to estimate the exact amount of our working capital requirements.  Our future funding requirements will depend on and could increase significantly as a result of many factors, including:

●	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical studies and clinical trials;

●	the costs, timing and outcome of regulatory review of our product candidates;

●	the costs and timing of hiring new employees to support our continued growth;

●	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and

●	the extent to which we acquire or in-license other product candidates and technologies.

Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, other third-party funding, strategic alliances, licensing arrangements or marketing and distribution arrangements.  To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing shareholders.  Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.  If we raise additional funds through other third-party funding, strategic alliances, licensing arrangements, outright sales of product candidates or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.  If we are unable to raise additional funds through equity or debt financings when needed, we will be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Capital expenditures

Management is reviewing all aspects of production operations (including process automation), research and development, sales and marketing, and general and administrative functions to evaluate the most efficient deployment of capital to ensure that the appropriate materials, systems, and personnel are available to support and drive sales.

Financing activities

When it does require capital in the future, the Company expects to finance its future cash needs through licensing existing assets, sales of equity, possible strategic collaborations, debt financing or through other sources that may be dilutive to existing stockholders. Management anticipates that if it raises additional financing that it will be at a discount to the market price and it will be dilutive to stockholders.

Other commitments and contingencies

The Company presented its other commitments and contingencies in our Annual Report on Form 10-KT for the period ended December 31, 2022. There have been no material changes outside of the ordinary course of business in those obligations during the three months ended March 31, 2023, other than those previously disclosed in note 9 of the financial statements contained in this filing.

Off-balance sheet arrangements

The Company has no off-balance sheet arrangements.

Critical accounting policies and estimates

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as revenue and expenses during the reporting periods. The Company evaluates its estimates and judgments on an ongoing basis. The Company bases its estimates on historical experience and on various other factors the Company believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Actual results could therefore differ materially from those estimates if actual conditions differ from our assumptions.

During the three months ended March 31, 2023, there have been no changes to the critical accounting policies and estimates discussed in Part II, Item 7 of our Form 10-KT for the period ended December 31, 2022, other than the significant accounting policies discussed above.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and co-principal financial officers, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of March 31, 2023. Based on that evaluation, our principal executive officer and our co-principal financial officers concluded that the design and operation of our disclosure controls and procedures were effective. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedures are designed to provide a reasonable level of assurance that the objectives of the system will be met.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is only involved in ordinary routine litigation incidental to its business. Please see “ITEM 1A- RISK FACTORS” in our Form 10-KT for the period ended December 31, 2022; The Legal and Regulatory Risks Related to the Company Operations; If We Fail To Comply With Applicable Healthcare Regulations, We Could Face Substantial Penalties And Our Business, Operations And Financial Condition Could Be Adversely Affected, for pending governmental proceedings.

ITEM 1A – RISK FACTORS

A description of the risk factors associated with our business is included under “Risk Factors” contained in Part I, Item 1A of our annual report on Form 10-KT for the period ended December 31, 2022. There have been no material changes in our risk factors since such filing, except for the following:

We Rely Heavily on Three Customers

For the three months ended March 31, 2023, approximately 45% of the Company’s revenues were dependent on three customers, with approximately 24% being generated by one customer. The loss of any of these customers would have a material adverse effect on the Company’s revenues that may not be replaced by other customers, particularly as some of these customers are in the prostate sector which is facing substantial competition from other treatments. Our former medical director and historically our largest customer has not placed any orders since isotope supply resumed in September 2022 following a supply disruption in August and September 2022 as discussed in our Forum 10-KT filed on May 1, 2023 and this has had a material impact on our revenues.

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

Exhibits:
3(i)	Amended and Restated Certificate of Incorporation of Perspective Therapeutics, Inc. as of February 14, 2023, incorporated by reference to Exhibit 3.1 of the Form 8-K filed on February 16, 2023.

3(ii)	Amended and Restated Bylaws of Perspective Therapeutics, Inc. as of February 14, 2023, incorporated by reference to Exhibit 3.2 of the Form 8-K filed on February 16, 2023.

2.1	Agreement and Plan of Merger, dated September 27, 2022, by and between Isoray, Inc., Isoray Acquisition Corp., Viewpoint Molecular Targeting, Inc., and Cameron Gray, incorporated by reference to Exhibit 2.1 of the Form 8-K filed on September 28, 2022.

2.2	First Amendment to Agreement and Plan of Merger, dated October 21, 2022, between Isoray, Inc., Isoray Acquisition Corp., Viewpoint Molecular Targeting, Inc., and Cameron Gray, incorporated by reference to Exhibit 2.1 of the Form 8-K filed on October 24, 2022.

10.1	Form of Registration Rights and Lock-Up Agreement dated as of January 31, 2023.

10.2	Separation Agreement between Isoray Inc. and Lori A. Woods, dated February 3, 2023.

10.3	Separation Agreement between Perspective Therapeutics, Inc., Isoray Medical, Inc., and William Cavanagh III, effective March 10, 2023.

10.4***	Exclusive License Agreement between Viewpoint Molecular Targeting, Inc. and the University of Iowa Research Foundation, dated June 5, 2018.

10.5	Amendment #1 to the Exclusive License Agreement between Viewpoint Molecular Targeting, Inc. and the University of Iowa Research Foundation, dated July 31, 2018.

10.6***	Amendment #2 to the Exclusive License Agreement between Viewpoint Molecular Targeting, Inc. and the University of Iowa Research Foundation, dated November 13, 2019.

10.7	Amendment #3 to the Exclusive License Agreement between Viewpoint Molecular Targeting, Inc. and the University of Iowa Research Foundation, dated January 30, 2020.

10.8***	Amendment #4 to the Exclusive License Agreement between Viewpoint Molecular Targeting, Inc. and the University of Iowa Research Foundation, dated Jund 11, 2020.

10.9***	Know-How License Agreement between Viewpoint Molecular Targeting, Inc. and Mayo Foundation For Medical Education and Research, dated February 22. 2022.

10.10***	US Department of Energy Order Form between Viewpoint Molecular Targeting, Inc. and Oak Ridge National Laboratory, dated January 1, 2021.

10.11	Lease Document between Viewpoint Molecular Targeting, Inc. and the University of Iowa Bioventures Center, dated February 21, 2023.

10.12	Commercial Real Estate Purchase Agreement between Viewpoint Molecular Targeting, Inc. and PMP Properties, LLC, dated August 16, 2022, as amended.

10.13****	Promissory Note between Viewpoint Molecular Targeting, Inc. and Hills Bank and Trust Company, dated December 29, 2022.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Financial Officer

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Financial Officer

32.1**	Section 1350 Certifications

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

***Certain provisions have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company will furnish supplementally a copy of any omitted provisions to the Securities and Exchange Commission upon request. The Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any provisions so furnished.

****Certain schedules and exhibits have been omitted pursuant to Items 601(a)(5) and 601(b)(10)(iv) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedules and exhibits to the Securities and Exchange Commission upon request. The Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2023
PERSPECTIVE THERAPEUTICS, INC., a Delaware corporation
/s/ Johan (Thijs) Spoor
Johan (Thijs) Spoor
Chief Executive Officer (Principal Executive Officer)

/s/ Jonathan Hunt
Jonathan Hunt
Chief Financial Officer (Co-Principal Financial Officer)

/s/ Mark J. Austin
Mark J. Austin
Vice President of Finance and Corporate Controller (Co-Principal Financial Officer, Principal Accounting Officer, Corporate Secretary)