Form 10-Q
period 2023-06-30
Perspective Therapeutics, Inc.
filed 2023-08-11
CIK 728387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class	Outstanding as of August 9, 2023
Common stock, $0.001 par value	280,571,026

i

PERSPECTIVE THERAPEUTICS, INC.

ii

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Perspective Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except shares)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$28,319	$20,993
Short-term investments	-	22,764
Accounts receivable, net	1,113	1,363
Inventory	1,094	1,409
Note receivable	-	6,109
Prepaid expenses and other current assets	1,428	577

Total current assets	31,954	53,215

Property and equipment, net	7,043	1,684
Right of use asset, net	805	378
Restricted cash	182	182
Inventory, non-current	2,269	2,396
Intangible assets	50,000	-
Goodwill	27,319	-
Other assets, net	573	236

Total assets	$120,145	$58,091

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$4,906	$1,541
Lease liability	262	276
Accrued protocol expense	387	233
Accrued radioactive waste disposal	20	129
Accrued payroll and related taxes	2,259	212
Accrued vacation	684	285
Other notes payable, current	71	-

Total current liabilities	8,589	2,676
Non-current liabilities:
Lease liability, non-current	543	116
Note payable	1,701	-
Asset retirement obligation	659	657

Total liabilities	11,492	3,449
Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, $.001 par value; 7,000,000 shares authorized: Series B: 5,000,000 shares allocated; no shares issued and outstanding	-	-
Common stock, $.001 par value; 750,000,000 shares authorized; 280,479,421 and 142,112,766 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	280	142
Additional paid-in capital	225,782	160,432
Accumulated deficit	(117,409)	(105,932)

Total stockholders' equity	108,653	54,642

Total liabilities and stockholders' equity	$120,145	$58,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

Perspective Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars and shares in thousands, except for per-share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

Sales, net	$1,500	$2,505	$3,330	$5,415
Grant revenue	588	-	821	-
Total revenue	2,088	2,505	4,151	5,415
Cost of sales	1,840	1,579	3,416	3,048
Gross profit	248	926	735	2,367

Operating expenses:
Research and development	5,653	796	9,510	1,345
Sales and marketing	911	654	1,723	1,341
General and administrative	5,073	1,582	12,096	3,163
Change in estimate of asset retirement obligation (Note 10)	(15)	-	(15)	-
Loss on disposal of property and equipment	-	-	22	-
Total operating expenses	11,622	3,032	23,336	5,849

Operating loss	(11,374)	(2,106)	(22,601)	(3,482)

Non-operating income (expense):
Interest income	294	28	668	57
Interest expense	(28)	-	(46)	-
Other income	2		2	-
Non-operating income, net	268	28	624	57

Net loss before deferred income tax benefit	(11,106)	(2,078)	(21,977)	(3,425)

Deferred income tax benefit	-	-	10,500	-

Net loss	$(11,106)	$(2,078)	$(11,477)	$(3,425)

Basic and diluted loss per share	$(0.04)	$(0.01)	$(0.05)	$(0.02)

Weighted average shares used in computing net loss per share:
Basic and diluted	279,988	142,040	254,432	142,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

Perspective Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six months ended June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,477)	$(3,425)
Adjustments to reconcile net loss to net cash used by operating activities:
Noncash lease expense	(14)	4
Depreciation expense	425	129
Write-off of inventory associated with discontinued product	298	-
Loss on disposal of property and equipment	22	-
Amortization of other assets	20	20
Accretion of asset retirement obligation	17	16
Change in estimate of asset retirement obligation	(15)	-
Share-based compensation	2,567	311
Deferred tax benefit	(10,500)	-
Changes in operating assets and liabilities:
Accounts receivable, net	250	39
Inventory	144	(1,920)
Prepaid expenses and other current assets	(445)	100
Accounts payable and accrued expenses	397	117
Accrued protocol expense	154	(3)
Accrued radioactive waste disposal	(109)	17
Accrued payroll and related taxes	405	286
Accrued vacation	66	(6)

Net cash used by operating activities	(17,795)	(4,315)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(756)	(131)
Additions to other assets	(18)	(18)
Proceeds from maturity of short-term investments	22,764	-
Net cash acquired in acquisition of Viewpoint	2,699	-

Net cash provided (used) by investing activities	24,689	(149)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(35)	-
Proceeds from sales of common stock, pursuant to exercise of option	532	-
Issuance costs related to common stock issued in exchange for Viewpoint common stock	(65)	-

Net cash provided by financing activities	432	-

Net increase (decrease) in cash, cash equivalents, and restricted cash	7,326	(4,464)
Cash, cash equivalents, and restricted cash beginning of period	21,175	60,536
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH END OF PERIOD	$28,501	$56,072

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$28,319	$55,890
Restricted cash	182	182
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$28,501	$56,072

Supplemental schedule of noncash investing and financing activities:
Fair value of Viewpoint assets acquired including goodwill	$85,885	$-
136,545,075 shares of Perspective Therapeutics common stock issued in exchange for Viewpoint common stock	(54,618)	-
Assumption of Viewpoint stock options and warrants at fair value	(7,836)	-
Note receivable and accrued interest from Viewpoint forgiven	(6,171)	-
Viewpoint liabilities assumed including deferred tax liabilities established through accounting for business combinations (see Note 14)	$17,260	$-

Modification of operating lease liability and right of use asset	557	-
The accompanying notes are an integral part of these condensed consolidated financial statements.

Perspective Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
(In thousands, except shares)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances at December 31, 2021	142,040,266	$142	$159,421	$(95,172)	$64,391

Share-based compensation			157		157
Net loss				(1,347)	(1,347)

Balances at March 31, 2022	142,040,266	$142	$159,578	$(96,519)	$63,201

Issuance of common stock pursuant to exercise options
Share-based compensation			154		154
Net loss				(2,078)	(2,078)

Balances at June 30, 2022	142,040,266	$142	$159,732	$(98,597)	$61,277

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances at December 31, 2022	142,112,766	$142	$160,432	$(105,932)	$54,642

Issuance of common stock in exchange for Viewpoint common stock, net of issuance costs	136,545,075	137	54,416		54,553
Assumption of Viewpoint stock options and warrants at fair value			7,836		7,836
Share-based compensation			1,368		1,368
Net loss				(371)	(371)

Balances at March 31, 2023	278,657,841	$279	$224,052	$(106,303)	$118,028

Issuance of common stock pursuant to exercise of options	1,821,580	1	531		532
Share-based compensation			1,199		1,199
Net loss				(11,106)	(11,106)

Balances at June 30, 2023	280,479,421	$280	$225,782	$(117,409)	$108,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

Perspective Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the quarter ended June 30, 2023 and 2022

1.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited interim condensed consolidated financial statements are those of Perspective Therapeutics, Inc., and its wholly-owned subsidiaries, referred to herein as “Perspective Therapeutics” or the “Company”. All significant intercompany accounts and transactions have been eliminated in the consolidation. In the opinion of management, all adjustments necessary for the fair statement of the condensed consolidated financial statements have been included. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes as set forth in the Company’s transition report filed on Form 10-KT for the period ended December 31, 2022. Viewpoint Molecular Targeting, Inc. (“Viewpoint”) has been consolidated since the close of the Merger (see Note 14).

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures are adequate for the information not to be misleading. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect, in management’s opinion, all adjustments of a normal, recurring nature that are necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results expected for the full fiscal year or any other period.

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

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management of the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes of the Company including the fair value of net assets acquired in a business combination; the allowance for doubtful accounts receivable; net realizable value of the enriched barium inventory; the estimated useful lives used in calculating depreciation and amortization on the Company’s fixed assets, patents, trademarks, intangible assets and other assets; estimated amount and fair value of the asset retirement obligation related to the Company’s production facilities; equity method investment; and inputs to the Black-Scholes calculation used in determining the expense related to share-based compensation including volatility and estimated lives of options granted and impairment of long-lived assets including intangible assets and goodwill. Accordingly, actual results could differ from those estimates and affect the amounts reported in the financial statements.

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

Goodwill and In-Process Research and Development (IPR&D)

The fair value of acquired intangible assets is determined using an income-based approach referred to as the multi-period excess-earnings approach.

Goodwill is tested at least annually for impairment by assessing qualitative factors in determining whether it is more likely than not that the fair value of net assets is below their carrying amounts.

IPR&D assets represent the fair value of incomplete R&D projects that had not reached technological feasibility as of the date of the acquisition. Initially, these assets are classified as IPR&D and are not subject to amortization. IPR&D assets that reach commercialization are amortized on a straight-line basis over their estimated useful life. Estimated useful lives are determined considering the period the assets are expected to contribute to future cash flows. IPR&D is tested for impairment at least annually or more frequently if events occur or circumstances change that would indicate a potential reduction in the fair values of the assets below their carrying value. Impairment charges are recognized to the extent the carrying value of IPR&D is determined to exceed its fair value. Post-acquisition R&D expenses related to these projects are expensed as incurred.

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

Basic and diluted earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding and does not include the impact of any potentially dilutive common stock equivalents. At June 30, 2023 and 2022, the calculation of diluted weighted average shares did not include common stock warrants or options that are potentially convertible into common stock as those would be antidilutive due to the Company’s net loss position.

Securities not considered in the calculation of diluted weighted average shares, but that could be dilutive in the future as of June 30, 2023 and 2022, were as follows (in thousands):

	June 30,
	2023	2022
Common stock warrants	6,033	2,646
Common stock options	44,871	6,914
Total potential dilutive securities	50,904	9,560

Effective upon the closing of the Merger with Viewpoint on February 3, 2023, the Company assumed 3,387,093 warrants to purchase shares of common stock with an exercise price of $0.27 per share and 24,263,424 options to purchase shares of common stock with exercise prices ranging from $0.13 to $0.30 per share.

4.	Inventory

Inventory consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Raw materials	$781	$752
Work in process[1]	295	636
Finished goods	18	21
Total inventory, current	$1,094	$1,409

	June 30,	December 31,
	2023	2022
Enriched barium, non-current	$1,948	$2,121
Raw materials, non-current	321	275
Total inventory, non-current	$2,269	$2,396

1	During the quarter ended June 30, 2023, the Company determined to discontinue sales of the Company's Blu Build loading device and recorded an inventory write-off of approximately $298,000 related to Blu Build inventory.

Inventory, non-current represents raw materials that were ordered in quantities to obtain volume cost discounts which based on current and anticipated sales volumes will not be consumed within an operating cycle. At June 30, 2023, the Company estimated that the remaining enriched barium would result in 7,898 curies; approximately 1,040 of which would be obtained in the next twelve months and 6,858 would be obtained after June 30, 2024. The 1,040 curies were included in raw materials current inventory and the 6,858 were included in inventory, non-current.

5.	Property and Equipment

Property and equipment consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023(2)	2022
Building	$1,770	$-
Land	1,283	366
Equipment	7,051	4,581
Leasehold improvements	4,291	4,143
Other(1)	690	225
Property and equipment	15,085	9,315
Less accumulated depreciation	(8,042)	(7,631)
Property and equipment, net	$7,043	$1,684

(1)	Property and equipment, not placed in service are items that meet the capitalization threshold or which management believes will meet the threshold at the time of completion and which have yet to be placed into service as of the date of the balance sheet, and therefore, no depreciation expense has been recognized.
(2)	Includes fair value of property and equipment acquired through the Merger with Viewpoint of approximately $5,050,000.

6.	Goodwill and Other Intangible Assets

Goodwill

The carrying amount of goodwill as of June 30, 2023 and December 31, 2022 was $27.3 million and $0 million, respectively, and has been recorded in connection with the Company’s Merger of Viewpoint, in February 2023. The carrying value of goodwill and the change in the balance for the six months ended June 30, 2023 are as follows (in thousands):

(in thousands)
Balance, December 31, 2022	$-
Acquired goodwill	27,319
Impairment	-
Balance, June 30, 2023	$27,319

Other intangible assets, net consists of the following (in thousands):

	June 30, 2023
	Cost	Accumulated Amortization	Net Carrying Value
Indefinite-lived intangible assets
In-process research and development	$50,000	$-	$50,000
Total	$50,000	$-	$50,000

December 31, 2022
	Cost	Accumulated Amortization	Net Carrying Value
Indefinite-lived intangible assets
In-process research and development	$-	$-	$-
Total	$-	$-	$-

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

7.	Held-to-Maturity Investments

The following table summarizes the carrying values and fair values of the Company’s financial instruments (in thousands):

	At December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized losses	Estimated Fair Value (Level 1)
U.S. Treasury Bills	$22,764	$-	$(31)	$22,733

At June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized losses	Estimated Fair Value (Level 1)
U.S. Treasury Bills	$-	$-	$-	$-

The Company has investments in U.S. Treasury Bills, some of which mature over a period greater than 90 days and are classified as short-term investments. The U.S. Treasury Bills are carried at amortized cost and classified as held-to-maturity as the Company has the intent and the ability to hold them until they mature. The carrying value of the U.S. Treasury Bills are adjusted for accretion of discounts over the remaining life of the investment. Income related to the U.S. Treasury Bills is recognized in interest income in the Company’s condensed consolidated statement of operations. The U.S. Treasury Bills are classified within Level 1 of the fair value hierarchy. During the six months ended June 30, 2023, all of the Company's short-term investments in U.S. Treasury Bills matured. As of June 30, 2023, we have $18.8 million of held-to-maturity investments presented in cash and cash equivalents on our condensed consolidated balance sheet as these investments are highly liquid and have original maturities of three months or less at the time of purchase.

8.	Share-Based Compensation

The following table presents the share-based compensation expense recognized for stock options during the three months ended June 30, 2023, and 2022 (in thousands):

	Three Months ended June 30,
	2023	2022
Cost of sales	$34	$12
Research and development expenses	443	40
Sales and marketing expenses	181	1
General and administrative expenses	541	101
Total share-based compensation	$1,199	$154

The following table presents the share-based compensation expense recognized for stock options during the six months ended June 30, 2023, and 2022 (in thousands):

	Six Months ended June 30,
	2023	2022
Cost of sales	$70	$24
Research and development expenses	783	73
Sales and marketing expenses	282	(17)
General and administrative expenses	1,432	231
Total share-based compensation	$2,567	$311

As of June 30, 2023, total unrecognized compensation expense related to stock options was approximately $3,896,000 and the related weighted-average period over which it is expected to be recognized is approximately 2.80 years.

A summary of stock options within the Company’s share-based compensation plans as of June 30, 2023 was as follows (in thousands except for exercise prices and terms):

			Weighted
		Weighted	Average
	Number of	Exercise	Contractual	Intrinsic
	Options Outstanding	Price	Term (Years)	Value
Balance at December 31, 2021	7,268,035	$0.72	7.87	$-
Granted	205,000	0.30
Exercised	-	-
Expired	(226,560)	0.84
Forfeited	(332,450)	0.83
Balance at June 30, 2022	6,914,025	$0.70	7.43	$2

Exercisable as June 30, 2022	4,432,121	$0.66	6.58	$1

Balance at December 31, 2022	10,806,200 (b)	$0.56	7.93	$-
Granted	13,105,000	0.51
Options assumed (a)	24,263,424	0.17
Exercised	(1,821,580)	0.29
Expired	(808,300)	0.38
Forfeited	(673,888)	0.64
Balance at June 30, 2023	44,870,856	$0.35	8.13	$13,706

Exercisable as June 30, 2023	35,023,775	$0.30	7.63	$12,496

(a)	As a result of the Merger with Viewpoint, the Company assumed 24,263,424 stock option awards originally issued by Viewpoint into Perspective Therapeutic stock options with their original terms, effective upon the closing of the Merger on February 3, 2023. The share exchange ratio of 3.1642 was applied to convert Viewpoint's outstanding option awards for Viewpoint's common stock into option awards of Perspective Therapeutics common stock. The assumed options were fully vested upon closing of the Merger.
(b)	All of these awards vested on February 3, 2023 in connection with the Merger as the Merger was a “Change of Control” pursuant to the stock option plan.

There were 10,305,000  and 205,000 stock option awards granted during the three months ended June 30, 2023, and 2022, respectively, with a fair value of approximately $4,506,000 and $47,000, respectively.

There were 808,300 and 142,485 stock option awards which expired during the three months ended June 30, 2023, and 2022, respectively.

There were 673,888 and 74,975 stock option awards forfeited during the three months ended June, 2023, and 2022, respectively.

There were 1,821,580 and no options exercised, with approximately $570,000 and $0 of intrinsic value associated with these exercises on the date of exercise, during the three months ended June 30, 2023 and 2022, respectively. The Company’s current policy is to issue new shares of common stock to satisfy stock option exercises.

There were 13,105,000 and 205,000 option awards granted during the six months ended June 30, 2023, and 2022, with a fair value of approximately $5,355,000 and $47,000 respectively.

There were 808,300 and 226,560 stock option awards which expired during the six months ended June 30, 2023, and 2022, respectively.

There were 673,888 and 332,450 stock option awards forfeited during the six months ended June 30, 2023, and 2022, respectively.

There were 1,821,580 and no stock options exercised, with approximately $570,000 and $0 of intrinsic value associated with these exercises on the date of exercise, during the six months ended June 30, 2023 and 2022, respectively.

The weighted average fair value of stock option awards granted and the key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows:

	For the Six Months Ended June 30,
	2023
Weighted average fair value		$0.41
Options issued		13,105,000
Exercise price	$0.38	to	$0.55
Expected term (in years)		5
Risk-free rate	3.84%	to	4.16%
Volatility	106%	to	108%

9.	Commitments and Contingencies

Isotope Purchase Agreement

On  December 12, 2022, Isoray Medical, Inc. (“Medical”), a wholly owned subsidiary of Perspective Therapeutics, Inc. (the “Company”), entered into a supply contract (the “New 2023 Agreement”) with Joint Stock Company «Isotope», a Russian company (“JSC Isotope”). Pursuant to the New 2023 Agreement, Medical will purchase Cesium-131 manufactured by Joint Stock Company ‹‹Institute of Nuclear Materials›› and sold by JSC Isotope, at the quality standards, volume, and pricing indicated in the New 2023 Agreement. The New 2023 Agreement is effective  December 12, 2022 for shipments beginning  January 1, 2023, and terminates  March 31, 2024. Medical and JSC Isotope previously entered into a separate supply contract, dated  March 18, 2021, as subsequently amended by six addenda that modified minor shipping, manufacturing, and payment terms (together, the “Prior Agreement”). Although the Prior Agreement remained in effect until  March 31, 2023, Medical began purchasing Cesium-131 under the New 2023 Agreement beginning January 1, 2023 due to a change in the price.

Additionally, on  December 12, 2022, Medical entered into a supply contract (the “New 2024 Agreement”) with JSC Isotope. Pursuant to the New 2024 Agreement, Medical will purchase Cesium-131 manufactured by Joint Stock Company ‹‹Institute of Nuclear Materials›› and sold by JSC Isotope, at the quality standards, volume, and pricing indicated in the New 2024 Agreement. The New 2024 Agreement is effective  December 12, 2022 for shipments beginning  January 1, 2024, and terminates  March 31, 2025.

Merger Related Contingency

The Company has been in settlement negotiations with a representative for six stockholder plaintiff firms alleging the Company violated Delaware law in its preliminary proxy statement that was disseminated to stockholders in  November 2022 for the Company's annual meeting held in  December 2022. Based on these settlement negotiations to date, the Company estimates that it will settle for no more than an aggregate of $200,000 and therefore recorded an estimated liability of $200,000 as of  December 31, 2022. There was no change in the estimate as of June 30, 2023. This balance is included in accrued expenses on the unaudited interim condensed consolidated balance sheet.

10.	Leases

The Company accounts for its leases under ASC 842, Leases. Upon the adoption of Topic 842 on July 1, 2019, the Company assumed its lease with Energy Northwest for the office and laboratory space in Richland, Washington would terminate in April 2024 and we would incur an early termination penalty of $20,000. At June 30, 2023, the Company now anticipates using the lease through the full term of the current lease, ending April 2026, which would eliminate the aforementioned early termination penalty. Due to the change in the assumption of the lease term, the Company adjusted the right-of-use asset and lease liability. As of the date of this modification, the operating lease is included on the balance sheet at the present value of the future base payments discounted at a 8% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit discount rate. The weighted average remaining term and discount rate as of June 30, 2023 was 2.8 years and 8%, respectively.

For the three months ended June 30, 2023 and 2022, our operating lease expense was approximately $86,000 and $77,000 respectively. For the three months ended June 30, 2023 and 2022, our operating lease expense recognized in cost of sales was approximately $41,000 and $50,000 respectively and our lease expense recognized in general and administrative expense was approximately $45,000 and $27,000 respectively.

For the six months ended June 30, 2023 and 2022, our operating lease expense was approximately $200,000 and $156,000 respectively. For the six months ended June 30, 2023 and 2022, our operating lease expense recognized in cost of sales was approximately $91,000 and $99,000 respectively and our lease expense recognized in general and administrative expense was approximately $109,000 and $57,000 respectively.

The following table presents the future operating lease payments and lease liability included on the condensed consolidated balance sheet related to the Company’s operating lease as of June 30, 2023 (in thousands):

Year Ending December 31,
2023 (remaining six months)	159
2024	319
2025	319
2026	106
Total	903
Less: imputed interest	(98)
Total lease liability	805
Less current portion	(262)
Non-current lease liability	$543

Asset Retirement Obligation

The Company has an asset retirement obligation (ARO) associated with the facility it currently leases located at the Applied Process Engineering Laboratory (APEL) in Richland, Washington. In connection with no longer assuming early termination in April 2024 and instead assuming the lease will be utilized through the full current term ending April 2026, the ARO changed as follows (in thousands):

	Six months ended June 30,
	2023	2022
Beginning balance	$657	$624
Accretion of discount	17	16
Change in ARO estimate due to lease modification	(15)	-
Ending Balance	$659	$640

The original facility lease was scheduled to expire in the fourth quarter of fiscal year 2016. Upon the end of the original lease term, the initial asset retirement estimate was fully accreted and the related ARO asset was fully amortized. At June 30, 2023, the Company now anticipates using the lease through the full term of the current lease, ending April 2026, thus extending the time before asset retirement costs would be incurred. This resulted in a decrease in the ARO balance to a value of $654,000 and the Company recognized a gain on change in the estimate of $15,000 during the three months ended June 30, 2023. At the time of the adjustment to the ARO, the undiscounted estimated asset retirement obligation was $765,000 discounted utilizing the original credit-adjusted risk-free interest rate of 5.1%.

11.	Notes Payable

Notes payable as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023[1]	2022
Note payable (a)	$24	$-
Note payable (b)	1,748	-
	$1,772	$-
Less: current portion	(71)	-
Notes payable – long-term portion	$1,701	$-

(1)	The notes payable were assumed by the Company effective upon the closing of the Merger with Viewpoint on February 3, 2023.

(a)	On July 19, 2019, Viewpoint entered in a promissory note agreement with the Iowa Economic Development Authority (“IEDA”) for $100,000 at 3% interest rate to be paid over 36 monthly payments of $3,328 beginning on the first day of the first month following Viewpoint closing on a $1.0 million equity round. Final payment will be due by the Company in the first quarter of fiscal 2024. The loan was granted as a form of financial assistance to Viewpoint from IEDA. The current portion of the outstanding loan was $24,000 as of June 30, 2023. For the three months ended June 30, 2023, the Company recorded less than $1,000 interest expense and $9,000 principal payments. For the six months ended June 30, 2023, the Company recorded less than $1,000 interest expense and $15,000 principal payments.

(b)	On December 29, 2022, Viewpoint obtained a promissory note in the amount of $1,771,250 for the purpose of purchasing land and a building in Coralville, Iowa. The note bears interest at 6.15% per annum and is collateralized by the property. The note requires monthly principal and interest payments of $12,936 beginning on January 29, 2023, and a balloon payment of $1,522,549 due on December 29, 2027. As of June 30, 2023, the current portion of the note payable was $47,000. For the three months ended June 30, 2023, the Company recorded $28,000 interest expense and $12,000 principal payments. For the six months ended June 30, 2023, the Company recorded $46,000 interest expense and $20,000 principal payments.

The following table presents the future principal payments included on the condensed consolidated balance sheet related to the Company’s notes payable as of June 30, 2023 (in thousands):

Years ending December 31:
2023 (remaining six months)	$47
2024	49
2025	52
2026	55
2027	1,569
Total	$1,772

12.	Revenue

Sources of Revenue

We have identified the following revenues disaggregated by revenue source:

1.	Domestic – direct sales of products and services.

2.	International – direct sales of products and services.

3.	Grant revenue – contracts with governmental agencies for services.

During the three months ended June 30, 2023 and 2022, the Company had no international revenue. For the three months ended June 30, 2023, prostate brachytherapy comprised 39% of total revenue, while other revenue, which includes but is not limited to brain, lung, head/neck, gynecological, and pelvic treatments, and services, comprised 61% of total revenue compared to 70% and 30%, respectively, in the three months ended June 30, 2022.

During the six months ended June 30, 2023 and 2022, the Company had no international revenue. For the six months ended June 30, 2023, prostate brachytherapy comprised 43% of total revenue, while other revenue, which includes but is not limited to brain, lung, head/neck, gynecological, and pelvic treatments, and services, comprised 57% of total revenue compared to 73% and 27%, respectively, in the six months ended June 30, 2022.

Concentration of Customers

The following are the Company's largest customers, facilities, or physician practices that utilize multiple surgical facilities shown as a percentage of total sales:

	Six Months Ended June 30,
Facilities and Customers	2023 % of total revenue	2022 % of total revenue
GT Medical Technologies	24.3%	14.0%
National Institutes of Health (1)	19.8%	0%
El Camino, Los Gatos, & other facilities (2)	0%	30.5%

(1)	This revenue relates to grants received from the National Institutes of Health.
(2)	The head of the single largest physician practice also previously served as the Company’s medical director. As the medical director, this physician advised the Company Board of Directors and management, provided technical advice related to product development and research and development, and provided internal training to the Company sales staff and professional training to our sales staff and to other physicians. On September 20, 2022, we received notice from such medical director of his resignation from such position and he has not placed any orders since our isotope supply resumed after a disruption in August and September 2022 as discussed further in our Transition Report on Form 10-KT filed on May 1, 2023.

As of June 30, 2023, one individual customer, GT Medical Technologies, made up 11.5% of our accounts receivable. As of December 31, 2022, one individual customer, GT Medical Technologies, made up 15.1% of our accounts receivable.

13.	Segment Reporting

The Company operates two reportable business segments:

●	Brachytherapy – sales and manufacturing of Cesium-131 brachytherapy seeds including research and development of new applications for the seeds, which represents the historical business of the Company.
●

Drug Operations – research and development and clinical operations related to the use of Lead-203 and Lead-212 as a diagnostic and a therapeutic drug, respectively, which represents the operations and assets of Viewpoint.

The Company evaluates the performance of its segments and allocates resources based on their respective operating loss and potential market. The Company had no inter-segment sales for the periods presented. Asset information by segment is not included as it is not provided to the chief operating decision maker as the allocation of resources and the evaluation of the performance of segments is not based on asset information by segment.

Summarized financial information concerning the Company’s reportable segments are as follows (in thousands):

	For the three months ended June 30, 2023
	Brachytherapy	Drug Operations	Corporate	Total
Revenues	$1,500	$588	$-	$2,088
Gross profit	(340)	588	-	248
Operating loss	(1,909)	(4,705)	(4,760)	(11,374)
Interest income	-	-	294	294
Interest expense	-	28	-	28
Depreciation and amortization	66	146	43	255

	For the three months ended June 30, 2022
	Brachytherapy	Drug Operations	Corporate	Total
Revenues	$2,505	$-	$-	$2,505
Gross profit	926	-	-	926
Operating loss	(789)	-	(1,317)	(2,106)
Interest income	-	-	28	28
Depreciation and amortization	63	-	12	75

	For the six months ended June 30, 2023
	Brachytherapy	Drug Operations	Corporate	Total
Revenues	$3,330	$821	$-	$4,151
Gross profit	(86)	821	-	735
Operating loss	(3,751)	(7,427)	(11,423)	(22,601)
Interest income	-	-	668	668
Interest expense	-	46	-	46
Depreciation and amortization	132	236	77	445

	For the six months ended June 30, 2022
	Brachytherapy	Drug Operations	Corporate	Total
Revenues	$5,415	$-	$-	$5,415
Gross profit	2,367	-	-	2,367
Operating loss	(845)	-	(2,637)	(3,482)
Interest income	-	-	57	57
Depreciation and amortization	127	-	22	149

14.	Merger

On February 3, 2023, the Company acquired 100% of the issued and outstanding equity and voting shares of Viewpoint Molecular Targeting, Inc., in exchange for 136,545,075 shares of the Company's common stock with a fair value of $54.618 million based on the closing market price of $0.40 per share on the acquisition date. At the closing of the Merger, the Company forgave the note receivable entered into in November 2022 and the associated accrued interest with Viewpoint that was included in note receivable. The total amount forgiven was $6.17 million, representing the $6 million loan and $0.17 million accrued interest. The Company also assumed all of Viewpoint’s outstanding stock options and warrants as of the Merger date.

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

The results of operations for Viewpoint since the closing date have been included in our condensed consolidated financial statements for the six months ended June 30, 2023 and include approximately $821,000 of grant revenue and $11.1 million of operating loss. During the six months ended June 30, 2023, the Company recognized total transaction costs of approximately $4.6 million, which are included in general and administrative expenses on the condensed consolidated statement of operations.

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

The information below reflects certain nonrecurring pro forma adjustments for the three months ended June 30, 2023 and 2022 that were directly related to the business combination based on available information and certain assumptions that we believe are reasonable:

(in thousands)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Revenue	$2,088	$3,033
Net loss	(11,106)	(5,311)

The information below reflects certain nonrecurring pro forma adjustments for the six months ended June 30, 2023 and 2022 that were directly related to the business combination based on available information and certain assumptions that we believe are reasonable, including the following adjustments:

1.	Excludes acquisition-related costs incurred by the Company totaling approximately $4.6 million for the six months ended June 30, 2023 and includes the total costs of $4.6 million for the six months ended June 30, 2022.
2.	Excludes the deferred income tax benefit of approximately $10.5 million for the six months ended June 30, 2023 and includes the deferred income tax benefit of approximately $10.5 million for the six months ended June 30, 2022.

(in thousands)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Revenue	$4,151	$6,161
Net loss	(17,365)	(3,714)

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this Quarterly Report on Form 10-Q (“Form 10-Q”), the “Company,” “Perspective,” “we,” “us,” and “our,” except where the context requires otherwise, refer to Perspective Therapeutics, Inc. and its consolidated subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

This Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). This statement is included for the express purpose of availing Perspective Therapeutics, Inc. of the protections of the safe harbor provisions of the PSLRA.

All statements contained in this Form 10-Q, other than statements of historical facts, regarding our future financial condition, results of operations, business strategy and plans and objectives of management for future operations, industry trends and other future events are forward-looking statements. In some cases,  you can identify forward-looking statements by terminology such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “may,” “could,” “might,” “plan,” “project,” “should,” “will,” “would” or the negative of these terms or and other similar expressions, although not all forward-looking statements contain these identifying terms. Forward-looking statements in this Form 10-Q include, among other things:

●

the timing, progress and results of our preclinical studies and clinical trials of our current and future product candidates, including statements regarding the timing of our planned regulatory communications, submissions and approvals, initiation and completion of studies or trials and related preparatory work and the period during which the results of the trials will become available, and our research and development programs;

●	our ability to obtain and maintain regulatory approvals for, our current and future product candidates;

●	our manufacturing capabilities and strategy, including the scalability and commercial viability of our manufacturing methods and processes;

●	our ability to identify patients with the diseases treated by our product candidates and to enroll these patients in our clinical trials;

●	our expectations regarding the potential functionality, capabilities and benefits of our product candidates, if approved for commercial use;

●	the potential size of the commercial market for our product candidates;

●	our expectations regarding the scope of any approved indication for any product candidate;

●	our ability to successfully commercialize our product candidates;

●	our ability to leverage technology to identify and develop future product candidates;

●

our estimates of our expenses, ongoing losses, future revenue, capital requirements and our need for or ability to obtain additional funding before we can expect to generate any revenue from product sales;

●	our belief regarding the sufficiency of our cash resources to fund our operating expenses and capital expenditure requirements;

●	our competitive position and the development of and projections relating to our competitors or our industry;

●

business disruptions affecting our preclinical studies or the initiation, patient enrollment, development and operation of our clinical trials, including a public health crisis, such as the outbreak of COVID-19; and

●	expectations, beliefs, intentions, and strategies regarding the future.

These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under the heading “Risk Factors” in our most recent Annual Report on Form 10-K (or, if applicable, Transition Report on Form 10-KT) and as updated in this Form 10-Q in Item 1A under the heading “Risk Factors” beginning on page 30 below that may cause actual results to differ materially.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. Readers are cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company’s views as of the date the statement was made (or any earlier date indicated in such statement). While we may update certain forward-looking statements from time to time, we undertake no obligation to do so, whether as a result of new information, future events or otherwise, except as required by applicable law.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, inventories, accrued liabilities, derivative liabilities and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Actual results could therefore differ materially from those estimates if actual conditions differ from our assumptions. The accounting policies and related risks described in Part II, Item 7 of the Company’s transition report on Form 10-KT as filed with the SEC on May 1, 2023 are those that depend most heavily on these judgments and estimates. As of June 30, 2023, there had been no material changes to any of the critical accounting policies contained therein except as discussed below:

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

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management of the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes of the Company including the fair value of net assets acquired in a business combination; the allowance for doubtful accounts receivable; net realizable value of the enriched barium inventory; the estimated useful lives used in calculating depreciation and amortization on the Company’s fixed assets, patents, trademarks, intangible assets and other assets; estimated amount and fair value of the asset retirement obligation related to the Company’s production facilities; equity method investment; and inputs to the Black-Scholes calculation used in determining the expense related to share-based compensation including volatility and estimated lives of options granted and impairment of long-lived assets including intangible assets and goodwill. Accordingly, actual results could differ from those estimates and affect the amounts reported in the financial statements.

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

Goodwill and In-Process Research and Development (IPR&D)

The fair value of acquired intangible assets is determined using an income-based approach referred to as the multi-period excess-earnings approach.

Goodwill is tested at least annually for impairment by assessing qualitative factors in determining whether it is more likely than not that the fair value of net assets is below their carrying amounts.

IPR&D assets represent the fair value of incomplete R&D projects that had not reached technological feasibility as of the date of the acquisition. Initially, these assets are classified as IPR&D and are not subject to amortization. IPR&D assets that reach commercialization are amortized on a straight-line basis over their estimated useful life. Estimated useful lives are determined considering the period the assets are expected to contribute to future cash flows. IPR&D is tested for impairment at least annually or more frequently if events occur or circumstances change that would indicate a potential reduction in the fair values of the assets below their carrying value. Impairment charges are recognized to the extent the carrying value of IPR&D is determined to exceed its fair value. Post-acquisition R&D expenses related to these projects are expensed as incurred.

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

Overview

Perspective Therapeutics has two principal subsidiaries: Viewpoint Molecular Targeting, Inc. (“Viewpoint”), is a research and development and clinical-stage precision oncology company focused on developing next-generation alpha therapies related to the use of Lead-203 and Lead-212 as a diagnostic and therapeutic drug respectively; and Isoray Medical, Inc., (“Isoray”) is a brachytherapy device manufacturer with FDA clearance for a single medical device that can be delivered to the physician in multiple configurations as prescribed for the treatment of cancers in multiple body sites.

Viewpoint

Viewpoint is developing a pipeline of radiotherapies designed to deliver powerful alpha radiation directly to cancer cells utilizing Lead-212 and specialized targeting peptides. Viewpoint is also developing complementary diagnostics that utilize the same targeting peptide and Lead-203 to provide the opportunity to understand which patients may respond to its targeted therapy.

Viewpoint’s initial product candidate, VMT-α-NET, is in development for the treatment and diagnosis of neuroendocrine tumors (NETs). Using a specialized peptide, VMT-α-NET is designed to target and bind to the somatostatin receptor subtype 2 (SSTR2) on tumor cells. As a diagnostic, Viewpoint links Pb-203, a radioactive imaging agent that emits gamma rays, to its SSTR2-targeting peptide. Through the use of imaging scans, Viewpoint is able to characterize the tumor to confirm the patient’s cancer expresses SSTR2. This confirms the patient may be a candidate for treatment. As a therapeutic, Viewpoint links Pb-212, its alpha-particle radioactive isotope, to the same SSTR2 targeting peptide which has been shown to bind to the cancerous cell, to treat and potentially kill the tumor. In October 2022, The U.S. Food and Drug Administration (FDA) granted Fast Track designation for the Company’s VMT- α-NET asset. The FDA Fast Track designation is one of several approaches utilized by the FDA to expedite development and review of potential medicines for serious conditions and that fulfill unmet medical needs. Programs that receive Fast Track designation are entitled to more frequent interactions with the FDA on drug development plan, as well as eligibility for accelerated approval, priority review, and rolling review.  While the FDA Fast Track designation accelerates the potential approval process for a new drug there is no guarantee that the drug will be approved for commercialization.

Viewpoint’s second product candidate, VMT01, is in development for the diagnosis and treatment of metastatic melanoma. Using a specialized peptide, VMT01 is designed to target the melanocortin 1 receptor (MC1R) on tumor cells. As a diagnostic, Viewpoint either links Pb-203 or Gallium-68 to its MC1R-targeting peptide. These two imaging tracers are suitable for SPECT and PET imaging, respectively. Through the use of the imaging scans, Viewpoint is able to characterize whether the patient’s cancer expresses MC1R. This confirms the patient may be a candidate for treatment. As a therapeutic, Viewpoint links Pb-212 to the same MC1R targeting peptide which has been shown to bind to the cancerous cell, to treat and potentially kill the tumor. The melanoma program focuses primarily on development of the therapeutic compound.

VMT01 has recently completed clinical imaging studies at Mayo Clinic, Rochester. Results were presented at the Society of Nuclear Medicine and Molecular Imaging Annual Meeting in Chicago in June 2023. The published preclinical data show its potential to deliver durable complete responses in treatment-resistant models when combined with existing immunotherapy drugs used to treat melanoma.

VMT-α-NET for neuroendocrine cancers and VMT01 for melanoma are both entering therapeutic trials under IND at US institutions. Preliminary results from initial cohorts are expected by the end of 2023.

In August 2023, the Company announced the first patient had been dosed in the Phase 1/2a dose escalation trial for VMT01 for the treatment of metastatic melanoma. The trial is a first-in-human, non-randomized, multi-center open-label dose escalation, dose expansion trial of 212Pb-VMT01 in up to 52 subjects with histologically confirmed melanoma and a positive MC1R imaging scan using 203Pb-VMT01 or 68Ga-VMT02. MC1R is a receptor that is expressed on the surface of melanoma cells. As such MC1R represents a potentially useful means of targeting therapeutics to melanoma.

Part 1 of the VMT01 trial is a dose-escalation designed to determine the Maximum Tolerated Dose (MTD) or Maximum Feasible Dose (MFD) following a single administration of 212Pb-VMT01. Patients may be eligible to receive up to 3 administrations of 212Pb-VMT01 approximately 8 weeks apart.  Part 2 of the trial is a dose expansion based on the identified MTD/MFD for the selection of 212Pb-VMT01 dose(s) for further clinical development.

Isoray

Isoray manufactures and sells its medical device product as the Cesium-131 brachytherapy seed or Cesium Blu. The Company markets the Cesium-131 brachytherapy seed for the treatment of prostate cancer, brain cancer, lung cancer, head and neck cancers, gynecological cancer, pelvic/abdominal cancer, and colorectal cancer. In July 2023, the Centers for Medicare & Medicaid Services (CMS) published their proposed payment rates for the Hospital Outpatient Prospective Payment System (OPPS) and Ambulatory Surgical Center (ASC) Payment System for 2024 and the Company noted the proposed Medicare payment rates showed a slight increase for Cesium-131 brachytherapy seed codes which management believes will help further adoption among facilities. The final rule will be issued in November 2023.

Isoray's brachytherapy seed utilizes Cesium-131, with a 9.7 day half-life, as its radiation source. Isoray believes that it is the unique combination of the short half-life and the energy of the Cesium-131 isotope that are yielding the beneficial treatment results that have been published in peer reviewed journal articles and presented in various forms at conferences and tradeshows.

In  August 2023, the Company announced a collaborative initiative focused on increasing access of Cesium-131 seeds for the treatment of certain brain cancers in the form of GT Medical Technologies, Inc.’s (“GT Medical”) GammaTile™ Therapy (“GammaTile™”). GammaTile™ is radiation treatment option implanted during the last five minutes of brain tumor resection surgery. It is composed of bioresorbable collagen tiles embedded with Cesium-131 radiation seeds supplied by Perspective Therapeutics. GammaTile delivers targeted Cesium-131 radiation to help prevent brain tumor cell regrowth in newly diagnosed and recurrent brain tumors, including glioblastomas, metastatic brain tumors, aggressive meningiomas, and other brain tumor types. This expanded access will allow GT Medical to order seeds on a shorter notice in order to fulfill short notice orders received from their customers.

Isoray has distribution agreements outside of the United States for its brachytherapy seed. These distributors are responsible for obtaining regulatory clearance to sell the Company’s products in their territories, with the support of the Company. As of the date of this Report, Isoray has distributors in the Russian Federation, Peru, and India with no reported revenues in these locations during the three or six months ended June 30, 2023.

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

Results of Operations

Three months ended June 30, 2023, and 2022 (in thousands):

	Three months ended June 30,
	2023		2022		2023 - 2022
	Amount	% (a)	Amount	% (a)	% Change
Sales, net	$1,500	72	$2,505	100	(40)
Grant revenue	588	28	-	-	100
Total revenue	2,088	100	2,505	100	(17)
Cost of sales	1,840	88	1,579	63	17
Gross profit	248	12	926	37	(73)

Operating expenses:
Research and development expenses	5,653	271	796	32	610
Sales and marketing expenses	911	44	654	26	39
General and administrative expenses	5,073	243	1,582	63	221
Change in estimate of asset retirement obligation	(15)	(1)	-	-	100

Total operating expenses	11,622	557	3,032	121	283
Operating loss	$(11,374)	(545)	$(2,106)	(84)	440

(a)	Expressed as a percentage of sales, net

Six months ended June 30, 2023, and 2022 (in thousands

	Six months ended June 30,
	2023		2022		2023 - 2022
	Amount	% (a)	Amount	% (a)	% Change
Sales, net	$3,330	80	$5,415	100	(39)
Grant revenue	821	20	-	-	100
Total revenue	4,151	100	5,415	100	(23)
Cost of sales	3,416	82	3,048	56	12
Gross profit	735	18	2,367	44	(69)

Operating expenses:
Research and development expenses	9,510	229	1,345	25	607
Sales and marketing expenses	1,723	42	1,341	25	28
General and administrative expenses	12,096	291	3,163	58	282
Change in estimate of asset retirement obligation	(15)	(1)	-	-	-
Loss on equipment disposal	22	1	-	-	100

Total operating expenses	23,336	562	5,849	108	299
Operating loss	$(22,601)	(544)	$(3,482)	(64)	549

(a)	Expressed as a percentage of sales, net

Revenue

Total revenue for the three months ended June 30, 2023, decreased by $417,000 to $2.1 million from $2.5 million or 17% compared to the three months ended June 30, 2022. Our former medical director and historically our largest customer has not placed any orders since our isotope supply resumed after experiencing a supply disruption in August and September 2022 as discussed in our Form 10-KT filed on May 1, 2023. Although this customer has not indicated he has plans to cease ordering from us altogether, we have not received any orders from him and this is continuing to impact our sales. The Company’s sales personnel continue to focus on bringing in new accounts while also working with existing and former customers to increase their order volumes.

The sales breakdown between prostate and non-prostate applications is set forth below.

Three months ended June 30, 2023, and 2022 (in thousands):

	Three months ended June 30,
	2023		2022		2023 - 2022
	Amount	% (a)	Amount	% (a)	% Change
Prostate brachytherapy	$806	39	$1,761	70	(54)
Other revenue (b)	1,282	61	744	30	72
Revenue, net	$2,088	100	2,505	100	(17)

(a)	Expressed as a percentage of sales, net
(b)	Includes Grant revenue

Six months ended June 30, 2023, and 2022 (in thousands):

	Six months ended June 30,
	2023		2022		2023 - 2022
	Amount	% (a)	Amount	% (a)	% Change
Prostate brachytherapy	$1,762	42	$3,948	73	(55)
Other revenue (b)	2,389	58	1,467	27	63
Revenue, net	$4,151	100	5,415	100	(23)

(a)	Expressed as a percentage of sales, net
(b)	Includes Grant revenue

Prostate Brachytherapy

Prostate sales decreased by $955,000 to $806,000 from $1.8 million or by approximately 54% and by $2.19 million to $1.76 million from $3.95 million or 55% during the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, respectively. The primary reason for the decrease is that our former medical director and historically largest customer has not placed any orders since isotope supply resumed after a supply disruption in August and September 2022 as discussed in our Form 10-KT filed on May 1, 2023. Sales to facilities at which our former medical director practiced were $785,000 and $1.7 million for the three and six months ended June 30, 2023, respectively. Although this customer has not indicated he has plans to cease ordering from us altogether, we have not received any orders from him and this is continuing to impact our sales. The remaining decrease is from lower overall sales volumes to other customers.

Management believes growth in prostate brachytherapy revenues will be the result of physicians, payors, and patients increasingly considering overall treatment advantages including costs compared with non-brachytherapy treatments, better treatment outcomes and improvement in the quality of life for patients.

Other Revenue

Other revenue includes, but is not limited to, brain, lung, head/neck, gynecological, pelvis treatments, and grant revenue, as well as services. Other revenue increased by $538,000 to $1.3 million from $744,000 or by 72% and by $922,000 to $2.4 million from $1.5 million or 63% for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, respectively. The main driver of this growth was increased treatments for brain cancer including GammaTile™, as well as increase in grant revenue. Initial applications for these other brachytherapy treatments are primarily used in recurrent cancer treatments or salvage cases that are generally difficult to treat aggressive cancers where other treatment options are either ineffective or unavailable.

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

GammaTile™

For the three and six months ended June 30, 2023, total revenues from sales including minimum order fees to GT Medical Technologies, Inc. were approximately 24% of sales. This significant increase in the percentage of sales was primarily due to the overall decrease in prostate sales.

Grant Revenue

Our alpha-therapy business is pre-revenue and so none of the revenues reflect sales of any of these products which are still under development. Grant revenues of $588,000 for the three months ended June 30, 2023 and $821,000 for the six months ended June 30, 2023 are derived from Viewpoint’s work for the National Institutes of Health. Perspective Therapeutics did not have any grant revenue prior to the acquisition of Viewpoint.

Cost of sales

Cost of sales consists primarily of the costs of manufacturing and distributing the Company’s brachytherapy products and for the three and six months ended June 30, 2023 increased by $261,000 to $1.8 million from $1.6 million or 17% and by $368,000 to $3.4 million from $3.0 million or 12% compared to the three and six months ended June 30, 2022, respectively.

Contributing to the increase in the three months ended June 30, 2023, and 2022 comparison was the write-off of the Blu Build loading device inventory of approximately $298,000 as the Company determined to discontinue sales of its Blu Build loading device during the quarter ended June 30, 2023.  The increase in the comparison of the six months ended June 30, 2023, and 2022 was the write-off of the Blu Build loader inventory of $298,000 and an increase in isotope costs of $104,000 due in part to an increase in quantity purchased due to minimum quantities imposed by our supplier as well as an increase in price under the New 2023 Agreement.

Viewpoint’s operations did not contribute to cost of sales as it is at a pre-revenue stage.

Gross Profit

Contributing to the three months ended June 30, 2023, versus the three months ended June 30, 2022, gross profit decline of $678,000 to $248,000 from $926,000 was lower than anticipated sales by 17% due primarily to sales decreasing from the loss of a large customer described above along with the Blu Build inventory write-off of $298,000, partially offset by grant revenue of $588,000 related to Viewpoint.  The decline in the six months ended June 30, 2023, versus the six months ended June 30, 2022, gross profit of $1.6 million to $735,000 from $ $2.4 million was due to lower than anticipated sales of 23% due to sales decreasing from the loss of a large customer along with the Blu Build inventory write-off of $298,000, and increases in isotope costs of $104,000 due in part to an increase in quantity purchased due to minimum quantities imposed by our supplier as well as an increase in price under the New 2023 Agreement, partially offset by $588,000 of grant revenue related to Viewpoint.

Research and development

Research and development consists primarily of employee and third party costs related to research and development activities.

The significant increase in research and development costs of $4.9 million to $5.7 million from $796,000 or 610% and of $8.2 million to $9.5 million from $1.3 million or 607% in the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, respectively, is the result of the addition of the Viewpoint operations resulting in a significant increase in payroll and other research and development activities. Viewpoint is in the development stage and spends a significant amount of capital on research and development.

Contributing to the three and six months ended June 30, 2023 and 2022 comparison was an increase in costs of $5.3 million and $8.2 million, respectively, related to the development of the Company’s alpha therapy drug products gained through the Merger with Viewpoint. The Company’s legacy research and development expenses decreased by approximately $436,000 for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 due primarily to $257,000 in lower consulting and $154,000 in lower payroll costs as the Company focuses on development of its alpha therapy drug product candidates.  The Company’s legacy research and development expenses decreased by about $84,000 in the six months ended June 30, 2023 compared to June 30, 2022 as decreases in consulting expenses of $246,000 and payroll costs of $188,000 were partially offset by an increase of $296,000 in share-based compensation related to acceleration of awards as a result of the Merger, and an increase of $108,000 in protocol expense.

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

Contributing to the three months ended June 30, 2023, and 2022 increase of $257,000 to $911,000 from $654,000 was $180,000 of share-based compensation related to awards granted in June 2023, $18,000 relating to annual merit increases, and increased marketing costs of $32,000 in the brachytherapy business.  The increase of $382,000 to $1.7 million from $1.3 million in the six months ended June 30, 2023, versus the six months ended June 30, 2022, is due to $299,000 of share-based compensation related to awards granted in June 2023 and the acceleration of awards as a result of the Merger, and increased marketing costs of $61,000 in the brachytherapy business.

The Viewpoint operations have no sales and marketing expenses.

General and administrative expenses

General and administrative expenses consist primarily of the costs related to the executive, human resources/training, quality assurance/regulatory affairs, finance, and information technology functions of the Company.

The primary reasons for the increase in general and administrative expenses of $3.5 million to $5.1 million from $1.6 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, were increased legal expenses of $211,000, share-based compensation related to awards granted in June 2023 of $139,000, accrued bonuses of $219,000, and consulting expenses of $282,000 along with $2.6 million of general and administrative expenses related to personnel and other expenses from the Viewpoint operations for the three months ended June 30, 2023. For the six months ended June 30, 2023 compared to the six months ended June 30, 2022 general and administrative expenses increased by $8.9 million to $12.1 million from $3.2 million due to an increase of $899,000 in share-based compensation related to awards granted in June 2023 and the acceleration of awards as a result of the Merger, $576,000 in increased audit and legal fees, $1.6 million in change of control payments related to the Merger with Viewpoint, an increase of $171,000 in accrued bonuses and $328,000 in increased consulting expenses along with $3.7 million of general and administrative expenses related to personnel and other expenses from the Viewpoint operations for the six months ended June 30, 2023.

As a result of the Merger, the Company significantly increased not only its total number of employees from 62 to 91 but also increased its executive staff positions.

Tax

Deferred income tax benefit for the three and six months ended June 30, 2023, was $0 and $10,500,000, respectively. The deferred income tax benefit for the six months ended June 30, 2023 resulted from temporary differences between our accounting and tax treatment associated with our Merger with Viewpoint.

Liquidity and capital resources

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. We have had a history of operating losses and an absence of significant recurring cash inflows from revenue, and at June 30, 2023 we had a total accumulated deficit of $117.4 million. The Company has historically financed its operations primarily through selling equity to prospective investors. During the six months ended June 30, 2023, and 2022, the Company used existing cash reserves to fund its operations and capital expenditures (in thousands except current ratio):

	Six months
	ended June 30,
	2023	2022
Net cash (used) by operating activities	$(17,795)	$(4,315)
Net cash provided (used) by investing activities	24,689	(149)
Net cash (used) by financing activities	432	-
Net increase (decrease) in cash and cash equivalents	$7,326	$(4,464)

	As of
	June 30, 2023	December 31, 2022
Working capital	$23,365	$50,539
Current ratio	3.72	19.89

Cash flows from operating activities

Net cash used by operating activities in the six months ended June 30, 2023, was primarily due to a net loss of approximately $11.5 million net of approximately $7,180,000 in adjustments for non-cash activity such as share-based compensation, depreciation and amortization expense, accretion of asset retirement obligation, loss on property and equipment disposals, write-off of inventory, and changes in deferred taxes. Changes in operating assets and liabilities contributed approximately $862,000 to the cash used by operating activities; decreases in inventory and accounts receivable, increases in accounts payable, accrued protocol and accrued payroll and related taxes were offset by increases in prepaid expenses and other current assets and decreases in accrued vacation and accrued radioactive waste disposal.

Net cash used by operating activities in the six months ended June 30, 2022, was primarily due to a net loss of approximately $3.4 million net of approximately $480,000 in adjustments for non-cash activity such as share-based compensation, depreciation and amortization expense, and accretion of asset retirement obligation. Changes in operating assets and liabilities contributed approximately $1,370,000 to the cash used by operating activities; decreases in accounts receivable, prepaid expenses and other current assets, and an increase in accrued payroll and related taxes and accounts payable were offset by increases in inventory.

Cash flows from investing activities

Investing activities for the six months ended June 30, 2023, and 2022 respectively, consisted of transactions related to the purchase of fixed assets and in the six months ended June 30, 2023 included proceeds from the maturity of short-term investments in U.S. treasury bills and cash acquired as part of the Merger with Viewpoint. Management plans to continue to invest in technology and machinery that improves and streamlines production processes and to invest in low-risk investment opportunities that safeguard assets and provide greater assurance those resources will be liquid and available for business needs as they arise.

Cash flows from financing activities

Financing activities in the six months ended June 30, 2023 included cash provided by the exercise of options of approximately $532,000 and costs of approximately $65,000 pursuant to issuance costs related to common stock issued in exchange for Viewpoint common stock and $35,000 repayment of notes payable.

Projected fiscal 2023 liquidity and capital resources

Operating activities

Management forecasts that fiscal 2023 cash requirements will increase compared to previous years and that current cash and cash equivalents will be sufficient to meet current projected operating cash needs for at least the next twelve months from the date the consolidated financial statements in this report were issued based on current projected patient enrollments and deferral of certain pipeline assets that are not currently in clinical and certain other non-clinical activities. Monthly operating expenses are budgeted to increase for sales and marketing, research and development and general and administrative expenses for the remainder of fiscal 2023 compared to fiscal 2022 as management works to implement its strategy to integrate Viewpoint’s operations and increase revenues of its Cesium-131 brachytherapy seed. Management anticipates a significant increase of expenses particularly in research and development for the Viewpoint operations coupled with the loss of its largest brachytherapy customer likely making cashflow break-even for the entire Company not possible within the next three to four years. There is no assurance that the Company will be able to replace the loss of its largest brachytherapy customer by adding additional customers in the near future. The Company missed its target of increased revenue in the first six months of calendar 2023 and there is no assurance that targeted sales growth will continue over the next three to four years. With the completion of the Merger, if the added general and administrative and research and development expenses of Viewpoint cannot be met with cash reserves or revenues then the Company will need to evaluate raising additional cash through licensing existing assets, capital raises, or other activities.

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

At June 30, 2023, we had cash and cash equivalents of $28.3 million. We expect that our cash, as of the date of this Quarterly Report on Form 10-Q, will be sufficient to fund our current forecast for operating expenses, financial commitments and other cash requirements for at least the next twelve months from the date the consolidated financial statements in this report were issued based on current projected patient enrollments and deferral of certain pipeline assets that are not currently in clinical and certain other non-clinical activities. We expect we will need to raise additional capital until we are profitable, which may never occur.  If no additional capital is raised through either public or private equity financings, debt financings, strategic relationships, alliances and licensing agreements, or a combination thereof, we may delay, limit or reduce discretionary spending in areas related to research and development activities and other general and administrative expenses in order to fund our operating costs and working capital needs.

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

Financing activities

When it does require capital in the future, the Company expects to finance its future cash needs through licensing existing assets, sales of equity, possible strategic collaborations, debt financing or through other sources that may be dilutive to existing stockholders. Management anticipates that if it raises additional financing that it may be at a discount to the market price and it will be dilutive to stockholders.

Other commitments and contingencies

The Company presented its other commitments and contingencies in our Transition Report on Form 10-KT for the period ended December 31, 2022. There have been no material changes outside of the ordinary course of business in those obligations during the six months ended June 30, 2023, other than those previously disclosed in note 9 of the financial statements contained in this filing.

Off-balance sheet arrangements

The Company has no off-balance sheet arrangements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and co-principal financial officers, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of June 30, 2023. Based on that evaluation, our principal executive officer and our co-principal financial officers concluded that the design and operation of our disclosure controls and procedures were effective. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedures are designed to provide a reasonable level of assurance that the objectives of the system will be met.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Other than as disclosed under “ITEM 1A- RISK FACTORS” in our Form 10-KT for the period ended December 31, 2022 under the heading “The Legal and Regulatory Risks Related to the Company Operations—If We Fail To Comply With Applicable Healthcare Regulations, We Could Face Substantial Penalties And Our Business, Operations And Financial Condition Could Be Adversely Affected, for pending governmental proceedings.” the Company is only involved in ordinary routine litigation incidental to its business. The Company amends and supplements such disclosure as follows:

On February 14, 2023, the Company was informed by the Office of the United States Attorney for the Northern District of California (the “Office”) that the Office is investigating whether the Company’s payments to its former medical director may have violated the False Claims Act and the Anti-Kickback Statute. From February 2006 until September 2022, the Company engaged a physician to serve as its medical director. The physician was the head of a physician practice that was a top customer of the Company. As medical director, the physician advised the Company’s Board of Directors and management, provided technical advice related to product development and research and development, provided internal training to the Company’s sales staff and provided professional training to the Company’s sales staff and to other physicians, among other things. The letter invited the Company to produce documents voluntarily or receive a civil investigative demand requiring the production of documents. The Company promptly commenced an internal review of the matter, and its review is ongoing. In mid-April 2023, the Company voluntarily produced documents in response to the Office’s request. The Office is now reviewing the Company’s submission.

On July 17, 2023, the Company was informed by the California Department of Insurance (the “CA DOI”) that the CA DOI is conducting a substantially similar investigation to the one undertaken by the Office. The CA DOI requested the same materials the Company previously provided to the Office, and the Company has complied with this request.

ITEM 1A – RISK FACTORS

A description of the risk factors associated with our business is included under “Risk Factors” contained in Part I, Item 1A of our transition report on Form 10-KT for the period ended December 31, 2022. There have been no material changes in our risk factors since such filing, except for the following:

We Rely Heavily on Two Customers

For the six months ended June 30, 2023, approximately 44% of the Company’s revenues were dependent on two customers, with approximately 24% being generated by one customer. The loss of either of these customers would have a material adverse effect on the Company’s revenues that may not be replaced by other customers, particularly as some of these customers are in the prostate sector which is facing substantial competition from other treatments. Our former medical director and historically our largest customer has not placed any orders since isotope supply resumed in September 2022 following a supply disruption in August and September 2022 as discussed in our Form 10-KT filed on May 1, 2023 and this has had a material impact on our revenues.

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

Exhibits:
2.1	Agreement and Plan of Merger, dated September 27, 2022, by and between Isoray, Inc., Isoray Acquisition Corp., Viewpoint Molecular Targeting, Inc., and Cameron Gray, incorporated by reference to Exhibit 2.1 of the Form 8-K filed on September 28, 2022.

2.2	First Amendment to Agreement and Plan of Merger, dated October 21, 2022, between Isoray, Inc., Isoray Acquisition Corp., Viewpoint Molecular Targeting, Inc., and Cameron Gray, incorporated by reference to Exhibit 2.1 of the Form 8-K filed on October 24, 2022.

3(i)	Amended and Restated Certificate of Incorporation of Perspective Therapeutics, Inc. as of February 14, 2023, incorporated by reference to Exhibit 3.1 of the Form 8-K filed on February 16, 2023.

3(ii)	Amended and Restated Bylaws of Perspective Therapeutics, Inc. as of February 14, 2023, incorporated by reference to Exhibit 3.2 of the Form 8-K filed on February 16, 2023.

4.1*	Description of the Registrant’s Securities.

10.1***	Executive Employment Agreement, dated effective June 16, 2023, by and between the Company and Johan Spoor, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on June 23, 2023.

10.2***	Executive Employment Agreement, dated effective June 16, 2023, by and between the Company and Jonathan Hunt, incorporated by reference to Exhibit 10.2 of the Form 8-K filed on June 23, 2023.

10.3***	Executive Employment Agreement, dated effective June 16, 2023, by and between the Company and Dr. Markus Puhlmann, incorporated by reference to Exhibit 10.3 of the Form 8-K filed on June 23, 2023.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Financial Officer

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Financial Officer

32.1**	Section 1350 Certifications

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

***Denotes Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2023
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