Form 10-Q
period 2023-09-30
Perspective Therapeutics, Inc.
filed 2023-11-14
CIK 728387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class	Outstanding as of November 10, 2023
Common stock, $0.001 par value	280,571,026

i

PERSPECTIVE THERAPEUTICS, INC.

ii

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Perspective Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except shares)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$17,983	$20,993
Short-term investments	-	22,764
Accounts receivable, net	1,731	1,363
Inventory	1,013	1,409
Note receivable	-	6,109
Prepaid expenses and other current assets	961	577

Total current assets	21,688	53,215

Property and equipment, net	7,012	1,684
Right of use asset, net	1,529	378
Restricted cash	182	182
Inventory, non-current	2,237	2,396
Intangible assets	50,000	-
Goodwill	27,319	-
Other assets, net	551	236

Total assets	$110,518	$58,091

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,867	$1,541
Lease liability	293	276
Accrued protocol expense	311	233
Accrued radioactive waste disposal	24	129
Accrued payroll and related taxes	3,024	212
Accrued vacation	548	285
Note payable, current	48	-

Total current liabilities	8,115	2,676
Non-current liabilities:
Lease liability, non-current	1,276	116
Note payable	1,689	-
Asset retirement obligation	668	657

Total liabilities	11,748	3,449
Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, $.001 par value; 7,000,000 shares authorized: Series B: 5,000,000 shares allocated; no shares issued and outstanding	-	-
Common stock, $.001 par value; 750,000,000 shares authorized; 280,571,026 and 142,112,766 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	281	142
Additional paid-in capital	226,254	160,432
Accumulated deficit	(127,765)	(105,932)

Total stockholders' equity	98,770	54,642

Total liabilities and stockholders' equity	$110,518	$58,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

Perspective Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars and shares in thousands, except for per-share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

Sales, net	$1,909	$1,717	$5,239	$7,132
Grant revenue	276	-	1,097	-
Total revenue	2,185	1,717	6,336	7,132
Cost of sales	1,447	1,303	4,863	4,351
Gross profit	738	414	1,473	2,781

Operating expenses:
Research and development	5,721	708	15,231	2,053
Sales and marketing	855	800	2,578	2,141
General and administrative	4,696	3,114	16,792	6,277
Change in estimate of asset retirement obligation (Note 10)	-	-	(15)	-
Loss on disposal of property and equipment	-	-	22	-
Total operating expenses	11,272	4,622	34,608	10,471

Operating loss	(10,534)	(4,208)	(33,135)	(7,690)

Non-operating income (expense):
Interest income	204	140	872	197
Interest expense	(14)	-	(60)	-
Other income	-	-	2	-
Equity in loss of affiliate	(12)	-	(12)	-
Non-operating income, net	178	140	802	197

Net loss before deferred income tax benefit	(10,356)	(4,068)	(32,333)	(7,493)

Deferred income tax benefit	-	-	10,500	-

Net loss	$(10,356)	$(4,068)	$(21,833)	$(7,493)

Basic and diluted loss per share	$(0.04)	$(0.03)	$(0.08)	$(0.05)

Weighted average shares used in computing net loss per share:
Basic and diluted	280,558	142,072	263,236	142,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

Perspective Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine months ended September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,833)	$(7,493)
Adjustments to reconcile net loss to net cash used by operating activities:
Noncash lease expense	35	4
Depreciation expense	684	197
Write-off of inventory associated with discontinued product	298	-
Loss on disposal of property and equipment	22	-
Amortization of other assets	30	26
Accretion of asset retirement obligation	26	25
Equity in loss of affiliate	12	-
Accrued interest on short-term investments	-	(47)
Change in estimate of asset retirement obligation	(15)	-
Share-based compensation	3,018	776
Deferred tax benefit	(10,500)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(368)	434
Inventory	257	(2,015)
Prepaid expenses and other current assets	12	(128)
Accounts payable and accrued expenses	(656)	1,647
Accrued protocol expense	78	49
Accrued radioactive waste disposal	(105)	22
Accrued payroll and related taxes	1,170	413
Accrued vacation	(70)	12

Net cash used by operating activities	(27,905)	(6,078)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(983)	(221)
Additions to other assets	(18)	(18)
Purchases of short-term investments	-	(35,076)
Proceeds from maturity of short-term investments	22,764	-
Net cash acquired in acquisition of Viewpoint	2,699	-

Net cash provided (used) by investing activities	24,462	(35,315)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(56)	-
Proceeds from sales of common stock, pursuant to exercise of option	554	28
Issuance costs related to common stock issued in exchange for Viewpoint common stock	(65)	-

Net cash provided by financing activities	433	28

Net decrease in cash, cash equivalents, and restricted cash	(3,010)	(41,365)
Cash, cash equivalents, and restricted cash beginning of period	21,175	60,536
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH END OF PERIOD	$18,165	$19,171

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$17,983	$18,989
Restricted cash	182	182
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$18,165	$19,171

Supplemental schedule of noncash investing and financing activities:
Fair value of Viewpoint assets acquired including goodwill	$85,885	$-
136,545,075 shares of Perspective Therapeutics common stock issued in exchange for Viewpoint common stock	(54,618)	-
Assumption of Viewpoint stock options and warrants at fair value	(7,836)	-
Note receivable and accrued interest from Viewpoint forgiven	(6,171)	-
Viewpoint liabilities assumed including deferred tax liabilities established through accounting for business combinations (see Note 14)	$17,260	$-

Modification of operating lease liability and right of use asset	557	-
Operating lease liability and right of use asset for new lease	811	-
The accompanying notes are an integral part of these condensed consolidated financial statements.

Perspective Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In thousands, except shares)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances at December 31, 2021	142,040,266	$142	$159,421	$(95,172)	$64,391

Share-based compensation	-	-	157	-	157
Net loss	-	-	-	(1,347)	(1,347)

Balances at March 31, 2022	142,040,266	142	159,578	(96,519)	63,201

Share-based compensation	-	-	154	-	154
Net loss	-	-	-	(2,078)	(2,078)

Balances at June 30, 2022	142,040,266	142	159,732	(98,597)	61,277

Issuance of common stock pursuant to exercise options	72,500	-	28	-	28
Share-based compensation	-	-	465	-	465
Net loss	-	-	-	(4,068)	(4,068)

Balances at September 30, 2022	142,112,766	$142	$160,225	$(102,665)	$57,702

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances at December 31, 2022	142,112,766	$142	$160,432	$(105,932)	$54,642

Issuance of common stock in exchange for Viewpoint common stock, net of issuance costs	136,545,075	137	54,416	-	54,553
Assumption of Viewpoint stock options and warrants at fair value	-	-	7,836	-	7,836
Share-based compensation	-	-	1,368	-	1,368
Net loss	-	-	-	(371)	(371)

Balances at March 31, 2023	278,657,841	279	224,052	(106,303)	118,028

Issuance of common stock pursuant to exercise of options	1,821,580	1	531	-	532
Share-based compensation	-	-	1,199	-	1,199
Net loss	-	-	-	(11,106)	(11,106)

Balances at June 30, 2023	280,479,421	280	225,782	(117,409)	108,653

Issuance of common stock pursuant to exercise of options	91,605	1	21	-	22
Share-based compensation	-	-	451	-	451
Net loss	-	-	-	(10,356)	(10,356)

Balances at September 30, 2023	280,571,026	$281	$226,254	$(127,765)	$98,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

Perspective Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the quarter ended September 30, 2023 and 2022

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

On February 6, 2023, the Company announced that on January 31, 2023, its board of directors approved a change in its fiscal year end from June 30 to December 31, effective as of December 31, 2022.

The accompanying unaudited interim condensed consolidated financial statements are those of Perspective Therapeutics, Inc., and its wholly-owned subsidiaries, referred to herein as “Perspective Therapeutics” or the “Company.” All significant intercompany accounts and transactions have been eliminated in the consolidation. In the opinion of management, all adjustments necessary for the fair statement of the condensed consolidated financial statements have been included. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes as set forth in the Company’s transition report filed on Form 10-KT for the period ended December 31, 2022. Viewpoint Molecular Targeting, Inc. (“Viewpoint”) has been consolidated since the close of the Merger (as defined below) (see Note 14).

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate for the information not to be misleading. The unaudited interim condensed consolidated financial statements reflect, in management’s opinion, all adjustments of a normal, recurring nature that are necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results expected for the full fiscal year or any other period.

The Company anticipates that as the result of continuing operating losses and the significant net operating losses available from prior fiscal years, its effective income tax rate for fiscal year 2023 will be 0%.

Liquidity and Going Concern

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. The Company has had a history of operating losses and an absence of significant recurring cash inflows from revenue, and at September 30, 2023 the Company had cash and cash equivalents of $18.0 million and total accumulated deficit of $127.8 million. The Company has historically financed its operations primarily through selling equity.

The future success of the Company is dependent on its ability to successfully obtain additional working capital. The Company is working to obtain profitability in its brachytherapy operations and to reduce expenditures in its drug operations. However, the drug operation assets are still in early clinical and pre-clinical phases and will require additional capital to bring the assets to commercialization.

These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the date these unaudited condensed consolidated financial statements are issued. Management’s plan to mitigate the conditions that raise substantial doubt includes generating additional revenues in its brachytherapy operations, deferring certain projects and capital expenditures, licensing existing assets, entering into strategic alliances, and obtaining third-party funding for the Company to continue as a going concern. However, there can be no assurance that the Company will be successful in completing any of these options. As a result, management’s plans cannot be considered probable and thus do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

Significant Accounting Policies

Segments

Accounting Standards Codification (“ASC”) 280, Segment Reporting, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company has two reportable segments that are based on the following business units: Brachytherapy and Drug Operations. The Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management of the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes of the Company including: the fair value of net assets acquired in a business combination; the allowance for doubtful accounts receivable; net realizable value of the enriched barium inventory; the estimated useful lives used in calculating depreciation and amortization on the Company’s fixed assets, patents, trademarks, intangible assets and other assets; estimated amount and fair value of the asset retirement obligation related to the Company’s production facilities; equity method investment; and inputs to the Black-Scholes calculation used in determining the expense related to share-based compensation including volatility and estimated lives of options granted and impairment of long-lived assets including intangible assets and goodwill. Accordingly, actual results could differ from those estimates and affect the amounts reported in the financial statements.

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

Goodwill and In-Process Research and Development (“IPR&D”)

The fair value of acquired intangible assets is determined using an income-based approach referred to as the multi-period excess-earnings approach.

Goodwill is tested at least annually for impairment by assessing qualitative factors in determining whether it is more likely than not that the fair value of net assets is below their carrying amounts.

IPR&D assets represent the fair value of incomplete research and development (“R&D”) projects that had not reached technological feasibility as of the date of the acquisition. Initially, these assets are classified as IPR&D and are not subject to amortization. IPR&D assets that reach commercialization are amortized on a straight-line basis over their estimated useful life. Estimated useful lives are determined considering the period the assets are expected to contribute to future cash flows. IPR&D is tested for impairment at least annually or more frequently if events occur or circumstances change that would indicate a potential reduction in the fair values of the assets below their carrying value. Impairment charges are recognized to the extent the carrying value of IPR&D is determined to exceed its fair value. Post-acquisition R&D expenses related to these projects are expensed as incurred.

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

Equity Method Investment

Investments in companies for which the Company has the ability to exercise significant influence, but do not control, are accounted for under the equity method. Under the equity method of accounting, the Company’s share of the net earnings or losses of the investee are included in other income (expense) in the consolidated statements of operations. At the end of each reporting period, the Company considers whether impairment indicators exist to evaluate whether an equity method investment is impaired and, if so, record an impairment loss. Investments are accounted for on a one-quarter lag. As changes in ownership percentage of the Company’s investments occur, the Company assesses whether it can exercise significant influence and account for under the equity method. If the Company’s ownership percentage of the company in which it has an investment changes, the Company recognizes a gain or loss on the investment in the period of change. Included in the condensed consolidated financial statements for the nine months ended September 30, 2023 is the Company’s proportional share of losses through June 30, 2023, which were $12,000.

Grant Revenue Recognition

The Company enters into contracts with governmental agencies for services. These contracts are analyzed in order to determine if they should be accounted for under a revenue recognition model pursuant to ASC 606, Revenue from Contracts with Customers, or a grant model pursuant to ASC 958, Not-for-Profit Entities. If accounted for pursuant to a grant model, the Company must determine if the grant is conditional or unconditional, and if conditional any barriers exist which must be overcome. If unconditional, the grant is recognized as revenue immediately, and if conditional, the grant is recognized as revenue as and when the barriers are overcome. The Company concluded that payments received under the current grants represent conditional, nonreciprocal contributions, as described in ASC 958, and that the grants are not within the scope of ASC 606, as the organizations providing the grants do not meet the definition of a customer. The significant barrier to the current conditional grants are that the expenses incurred must meet the qualifications as established by the respective governmental agencies, so that the grant revenue is recognized as the qualified expenses are incurred. Expenses for grants are tracked using a project code specific to the grant, and the employees also track hours worked by using the project code. Under ASC 958, grants related to income are presented as part of the condensed consolidated statements of operations, either separately or under a general heading. Both methods are acceptable under ASC 958. The Company has elected to record grants related to income separately on the condensed consolidated statements of operations as grant revenue. The related expenses are recorded within R&D and general and administrative.

2.	New Accounting Standards

Accounting Standards Updates to Become Effective in Future Periods

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The FASB has subsequently issued updates to the standard to provide additional clarification on specific topics. Topic 326 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The standard was adopted on January 1, 2023 and had an immaterial effect on the consolidated financial statements.

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

Basic and diluted earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding and does not include the impact of any potentially dilutive common stock equivalents. At September 30, 2023 and 2022, the calculation of diluted weighted average shares did not include common stock warrants or options that are potentially convertible into common stock as those would be antidilutive due to the Company’s net loss position.

Securities not considered in the calculation of diluted weighted average shares, but that could be dilutive in the future as of September 30, 2023 and 2022, were as follows (in thousands):

	September 30,
	2023	2022
Common stock warrants	5,761	2,646
Common stock options	44,683	10,806
Total potential dilutive securities	50,444	13,452

Effective upon the closing of the Merger with Viewpoint on February 3, 2023, the Company assumed 3,387,093 warrants to purchase shares of common stock with an exercise price of $0.27 per share and 24,263,424 options to purchase shares of common stock with exercise prices ranging from $0.13 to $0.30 per share.

4.	Inventory

Inventory consisted of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Raw materials	$764	$752
Work in process[1]	229	636
Finished goods	20	21
Total inventory, current	$1,013	$1,409

	September 30,	December 31,
	2023	2022
Enriched barium, non-current	$1,905	$2,121
Raw materials, non-current	332	275
Total inventory, non-current	$2,237	$2,396

(1)	During the nine months ended September 30, 2023, the Company determined to discontinue sales of its Blu Build loading device and recorded an inventory write-off of approximately $298,000 related to Blu Build inventory.

Total inventory, non-current represents raw materials that were ordered in quantities to obtain volume cost discounts, which based on current and anticipated sales volumes will not be consumed within an operating cycle. At September 30, 2023, the Company estimated that the remaining enriched barium would result in 7,757 curies; approximately 1,040 of which would be obtained in the next twelve months and 6,717 would be obtained after September 30, 2024. The 1,040 curies were included in raw materials current inventory and the 6,717 were included in inventory, non-current.

5.	Property and Equipment

Property and equipment consisted of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023(2)	2022
Building	$1,770	$-
Land	1,283	366
Equipment	7,449	4,581
Leasehold improvements	4,316	4,143
Other(1)	495	225
Property and equipment	15,313	9,315
Less accumulated depreciation	(8,301)	(7,631)
Property and equipment, net	$7,012	$1,684

(1)	Property and equipment, not placed in service are items that meet the capitalization threshold or which management believes will meet the threshold at the time of completion and which have yet to be placed into service as of the date of the balance sheet, and therefore, no depreciation expense has been recognized.
(2)	Includes fair value of property and equipment acquired through the Merger with Viewpoint of approximately $5,050,000.

6.	Goodwill and Other Intangible Assets

Goodwill

The carrying amount of goodwill as of September 30, 2023 and December 31, 2022 was $27.3 million and $0, respectively, and has been recorded in connection with the Company’s Merger of Viewpoint in February 2023. The carrying value of goodwill and the change in the balance for the nine months ended September 30, 2023 are as follows (in thousands):

Balance, December 31, 2022	$-
Acquired goodwill	27,319
Impairment	-
Balance, September 30, 2023	$27,319

Other intangible assets, net consists of the following (in thousands):

	September 30, 2023
	Cost	Accumulated Amortization	Net Carrying Value
Indefinite-lived intangible assets
In-process research and development	$50,000	$-	$50,000
Total	$50,000	$-	$50,000

December 31, 2022
	Cost	Accumulated Amortization	Net Carrying Value
Indefinite-lived intangible assets
In-process research and development	$-	$-	$-
Total	$-	$-	$-

The Company’s IPR&D assets represents the estimated fair value of Viewpoint’s pipeline of radiotherapy product candidates acquired in February 2023. The estimated fair value of the IPR&D assets at the acquisition date was determined using a probability-weighted income approach, which discounts expected future cash flows to present value. The projected cash flow estimates for Viewpoint’s pipeline of radiotherapy product candidates were based on certain key assumptions, including estimates of future revenue and expenses, taking into account the stage of development of the technology at the Merger date and the time and resources needed to complete development.

7.	Held-to-Maturity Investments

The following table summarizes the carrying values and fair values of the Company’s financial instruments (in thousands):

At September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized losses	Estimated Fair Value (Level 1)
U.S. Treasury Bills	$-	$-	$-	$-

	At December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized losses	Estimated Fair Value (Level 1)
U.S. Treasury Bills	$22,764	$-	$(31)	$22,733

The Company has investments in U.S. Treasury Bills, some of which mature over a period greater than 90 days and are classified as short-term investments. The U.S. Treasury Bills are carried at amortized cost and classified as held-to-maturity as the Company has the intent and the ability to hold them until they mature. The carrying value of the U.S. Treasury Bills are adjusted for accretion of discounts over the remaining life of the investment. Income related to the U.S. Treasury Bills is recognized in interest income in the Company’s condensed consolidated statement of operations. The U.S. Treasury Bills are classified within Level 1 of the fair value hierarchy. During the nine months ended September 30, 2023, all of the Company's short-term investments in U.S. Treasury Bills matured. As of September 30, 2023, the Company had no held-to-maturity investments presented in cash and cash equivalents on its condensed consolidated balance sheet.

8.	Share-Based Compensation

The following table presents the share-based compensation expense recognized for stock options during the three months ended September 30, 2023, and 2022 (in thousands):

	Three Months ended September 30,
	2023	2022
Cost of sales	$6	$8
Research and development expenses	182	106
Sales and marketing expenses	44	36
General and administrative expenses	219	315
Total share-based compensation	$451	$465

The following table presents the share-based compensation expense recognized for stock options during the nine months ended September 30, 2023, and 2022 (in thousands):

	Nine Months ended September 30,
	2023	2022
Cost of sales	$76	$32
Research and development expenses	965	179
Sales and marketing expenses	326	19
General and administrative expenses	1,651	546
Total share-based compensation	$3,018	$776

As of September 30, 2023, total unrecognized compensation expense related to stock options was approximately $3,896,000 and the related weighted-average period over which it is expected to be recognized is approximately 2.80 years.

A summary of stock options within the Company’s share-based compensation plans as of September 30, 2023 was as follows (in thousands except for exercise prices and terms):

			Weighted
		Weighted	Average
	Number of	Exercise	Contractual	Intrinsic
	Options Outstanding	Price	Term (Years)	Value
Balance at December 31, 2021	7,268,035	$0.72	7.87	$-
Granted	4,440,000	0.34
Exercised	(72,500)	0.40
Expired	(396,885)	0.83
Forfeited	(432,450)	0.84
Balance at September 30, 2022	10,806,200	$0.56	8.18	$-

Exercisable as September 30, 2022	5,953,485	$0.62	7.17	$-

Balance at December 31, 2022	10,806,200 (b)	$0.56	7.93	$-
Granted	13,830,000	0.51
Options assumed (a)	24,263,424	0.17
Exercised	(1,913,185)	0.29
Expired	(1,197,899)	0.52
Forfeited	(1,105,138)	0.45
Balance at September 30, 2023	44,683,402	$0.35	7.74	$2,275

Exercisable as September 30, 2023	34,880,486	$0.30	7.20	$2,275

(a)	As a result of the Merger with Viewpoint, the Company assumed 24,263,424 stock option awards originally issued by Viewpoint which were converted into Perspective Therapeutic stock options with their original terms, effective upon the closing of the Merger on February 3, 2023. The share exchange ratio of 3.1642 was applied to convert Viewpoint’s outstanding option awards for Viewpoint’s common stock into option awards for Perspective Therapeutics common stock. The assumed options were fully vested upon closing of the Merger.
(b)	All of these awards vested on February 3, 2023 in connection with the Merger as the Merger was a “Change of Control” pursuant to the stock option plan pursuant to which they were awarded.

There were 725,000 and 4,235,000 stock option awards granted during the three months ended September 30, 2023, and 2022, respectively, with a fair value of approximately $265,000 and $1,092,000, respectively.

There were 389,599 and 170,325 stock option awards which expired during the three months ended September 30, 2023, and 2022, respectively.

There were 431,250 and 100,000 stock option awards forfeited during the three months ended September 30, 2023, and 2022, respectively.

There were 91,605 and 72,500 options exercised, with approximately $37,000 and $1,000 of intrinsic value associated with these exercises on the date of exercise, during the three months ended September 30, 2023 and 2022, respectively. The Company’s current policy is to issue new shares of common stock to satisfy stock option exercises.

There were 13,830,000 and 4,440,000 option awards granted during the nine months ended September 30, 2023, and 2022, with a fair value of approximately $5,611,000 and $1,139,000 respectively.

There were 1,197,899 and 396,885 stock option awards which expired during the nine months ended September 30, 2023, and 2022, respectively.

There were 1,105,138 and 432,450 stock option awards forfeited during the nine months ended September 30, 2023, and 2022, respectively.

There were 1,913,185 and 72,500 stock options exercised, with approximately $607,000 and $1,000 of intrinsic value associated with these exercises on the date of exercise, during the nine months ended September 30, 2023 and 2022, respectively.

The weighted average fair value of stock option awards granted and the key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows:

	For the Nine Months Ended September 30,
	2023
Weighted average fair value		$0.41
Options issued		13,830,000
Exercise price	$0.32	to	$0.55
Expected term (in years)		5
Risk-free rate	3.84%	to	4.46%
Volatility	93%	to	108%

	For the Nine Months Ended September 30,
	2022
Weighted average fair value		$0.26
Options issued		4,440,000
Exercise price	$0.28	to	$0.36
Expected term (in years)		5
Risk-free rate	2.84%	to	3.24%
Volatility	98%	to	101%

9.	Commitments and Contingencies

Isotope Purchase Agreement

On  December 12, 2022, Isoray Medical, Inc. (“Medical”), a wholly owned subsidiary of Perspective Therapeutics, Inc., entered into a supply contract (the “New 2023 Agreement”) with Joint Stock Company «Isotope», a Russian company (“JSC Isotope”). Pursuant to the New 2023 Agreement, Medical will purchase Cesium-131 manufactured by Joint Stock Company ‹‹Institute of Nuclear Materials›› and sold by JSC Isotope, at the quality standards, volume, and pricing indicated in the New 2023 Agreement. The New 2023 Agreement is effective  December 12, 2022 for shipments beginning  January 1, 2023, and terminates  March 31, 2024. Medical and JSC Isotope previously entered into a separate supply contract, dated  March 18, 2021, as subsequently amended by six addenda that modified minor shipping, manufacturing, and payment terms (together, the “Prior Agreement”). Although the Prior Agreement remained in effect until  March 31, 2023, Medical began purchasing Cesium-131 under the New 2023 Agreement beginning January 1, 2023 due to a change in the price.

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

Merger Related Contingency

The Company has been in settlement negotiations with a representative for six stockholder plaintiff firms alleging the Company violated Delaware law in its preliminary proxy statement that was disseminated to stockholders in  November 2022 for the Company’s annual meeting held in  December 2022. Based on these settlement negotiations to date, the Company estimates that it will settle for no more than an aggregate of $200,000 and therefore recorded an estimated liability of $200,000 as of  December 31, 2022. There was no change in the estimate as of September 30, 2023. This balance is included in accrued expenses on the unaudited interim condensed consolidated balance sheet.

10.	Leases

The Company accounts for its leases under ASC 842, Leases. Upon the adoption of Topic 842 on July 1, 2019, the Company assumed its lease with Energy Northwest for the office and laboratory space in Richland, Washington would terminate in April 2024 and it would incur an early termination penalty of $20,000. In April 2023, the Company determined that it would use the lease through the full term of the current lease, ending April 2026, which would eliminate the aforementioned early termination penalty. Due to the change in the assumption of the lease term, the Company adjusted the right-of-use asset and lease liability during the three months ended June 30, 2023. As of the date of this modification, the operating lease is included on the balance sheet at the present value of the future base payments discounted at an 8% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit discount rate.

On July 1, 2023, the Company entered into a lease with Unico Properties LLC for office space in Seattle, Washington that terminates October 2028. Upon entering this lease, the Company recognized a right-of-use asset and lease liability of approximately $0.8 million on the balance sheet based upon the present value of the future base payments discounted at an 8% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit discount rate. The weighted average remaining term and discount rate as of September 30, 2023 was 3.9 years and 8%, respectively.

For the three months ended September 30, 2023 and 2022, the Company’s operating lease expense was approximately $155,000 and $79,000, respectively. For the three months ended September 30, 2023 and 2022, the Company’s operating lease expense recognized in cost of sales was approximately $51,000 and $50,000, respectively, and the Company’s lease expense recognized in general and administrative expense was approximately $104,000 and $29,000, respectively.

For the nine months ended September 30, 2023 and 2022, the Company’s operating lease expense was approximately $355,000 and $235,000, respectively. For the nine months ended September 30, 2023 and 2022, the Company’s operating lease expense recognized in cost of sales was approximately $142,000 and $149,000, respectively, and the Company’s lease expense recognized in general and administrative expense was approximately $213,000 and $86,000, respectively.

The following table presents the future operating lease payments and lease liability included on the condensed consolidated balance sheet related to the Company’s operating lease as of September 30, 2023 (in thousands):

Year Ending December 31,
2023 (remaining three months)	98
2024	430
2025	562
2026	345
2027	230
2028	198
Total	1,863
Less: imputed interest	(294)
Total lease liability	1,569
Less current portion	(293)
Non-current lease liability	$1,276

Asset Retirement Obligation

The Company has an asset retirement obligation (“ARO”) associated with the facility it currently leases located at the Applied Process Engineering Laboratory in Richland, Washington. In connection with no longer assuming early termination in April 2024 and instead assuming the lease will be utilized through the full current term ending April 2026, the ARO changed as follows (in thousands):

	Nine months ended September 30,
	2023	2022
Beginning balance	$657	$624
Accretion of discount	26	25
Change in ARO estimate due to lease modification	(15)	-
Ending Balance	$668	$649

The original facility lease was scheduled to expire in April 2016. Upon the end of the original lease term, the initial asset retirement estimate was fully accreted and the related ARO asset was fully amortized. The Company now anticipates using the lease through the full term of the current lease, ending April 2026, thus extending the time before asset retirement costs would be incurred. This resulted in a decrease in the ARO balance to a value of $654,000 and the Company recognized a gain on change in the estimate of $15,000 during the nine months ended September 30, 2023. At the time of the adjustment to the ARO, the undiscounted estimated asset retirement obligation was $765,000 discounted utilizing the original credit-adjusted risk-free interest rate of 5.1%.

11.	Notes Payable

Notes payable as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023[1]	2022
Note payable (a)	$-	$-
Note payable (b)	1,737	-
	$1,737	$-
Less: current portion	(48)	-
Notes payable – long-term portion	$1,689	$-

(1)	The notes payable were assumed by the Company effective upon the closing of the Merger with Viewpoint on February 3, 2023.

(a)	On July 19, 2019, Viewpoint entered in a promissory note agreement with the Iowa Economic Development Authority (“IEDA”) for $100,000 at 3% interest rate to be paid over 36 monthly payments of $3,328 beginning on the first day of the first month following Viewpoint closing on a $1.0 million equity fundraising round. Final payment was paid during the nine months ended September 30, 2023. The loan was granted as a form of financial assistance to Viewpoint from IEDA. The current portion of the outstanding loan was $0 as of September 30, 2023. For the three months ended September 30, 2023, the Company recorded less than $1,000 interest expense and $9,000 in principal payments. For the nine months ended September 30, 2023, the Company recorded less than $1,000 interest expense and $24,000 in principal payments.

(b)	On December 29, 2022, Viewpoint obtained a promissory note in the amount of $1,771,250 for the purpose of purchasing land and a building in Coralville, Iowa. The note bears interest at 6.15% per annum and is collateralized by the property. The note requires monthly principal and interest payments of $12,936 beginning on January 29, 2023, and a balloon payment of $1,522,549 due on December 29, 2027. As of September 30, 2023, the current portion of the note payable was $48,000. For the three months ended September 30, 2023, the Company recorded $29,000 interest expense and $11,000 in principal payments. For the nine months ended September 30, 2023, the Company recorded $75,000 interest expense and $32,000 in principal payments.

The following table presents the future principal payments included on the condensed consolidated balance sheet related to the Company’s note payable as of September 30, 2023 (in thousands):

Years ending December 31:
2023 (remaining three months)	$12
2024	49
2025	52
2026	55
2027	1,569
Total	$1,737

12.	Revenue

Sources of Revenue

We have identified the following revenues disaggregated by revenue source:

1.	Domestic – direct sales of products and services.

2.	International – direct sales of products and services.

3.	Grant revenue – contracts with governmental agencies for services.

During the three months ended September 30, 2023 and 2022, the Company had no international revenue. For the three months ended September 30, 2023, prostate brachytherapy comprised 55% of total revenue, while other revenue, which includes but is not limited to brain, lung, head/neck, gynecological, and pelvic treatments, and services, comprised 45% of total revenue compared to 68% and 32%, respectively, in the three months ended September 30, 2022.

During the nine months ended September 30, 2023 and 2022, the Company had no international revenue. For the nine months ended September 30, 2023, prostate brachytherapy comprised 47% of total revenue, while other revenue, which includes but is not limited to brain, lung, head/neck, gynecological, and pelvic treatments, and services, comprised 53% of total revenue compared to 72% and 28%, respectively, in the nine months ended September 30, 2022.

Concentration of Customers

The following are the Company’s largest customers, facilities, or physician practices that utilize multiple surgical facilities shown as a percentage of total sales:

	Nine Months Ended September 30,
Facilities and Customers	2023 % of total revenue	2022 % of total revenue
GT Medical Technologies	23.9%	16.1%
National Institutes of Health (1)	17.3%	0%
El Camino, Los Gatos, & other facilities (2)	0%	27.1%

(1)	This revenue relates to grants received from the National Institutes of Health.
(2)	The head of the single largest physician practice also previously served as the Company’s medical director. As the medical director, this physician advised the Company’s Board of Directors and management, provided technical advice related to product development and research and development, and provided internal training to the Company sales staff and professional training to the Company’s sales staff and to other physicians. On September 20, 2022, the Company received notice from such medical director of his resignation from such position and he has not placed any orders since the Company’s isotope supply resumed after a disruption in August and September 2022 as discussed further in the Company’s Transition Report on Form 10-KT filed with the Securities and Exchange Commission on May 1, 2023.

As of September 30, 2023, no individual customers made up over 10% of the Company’s accounts receivable. As of December 31, 2022, one individual customer, GT Medical Technologies, made up 15.1% of the Company’s accounts receivable.

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

Summarized financial information concerning the Company’s reportable segments are as follows (in thousands):

	For the three months ended September 30, 2023
	Brachytherapy	Drug Operations	Corporate	Total
Revenues	$1,909	$276	$-	$2,185
Gross profit	462	276	-	738
Operating loss	(976)	(5,209)	(4,349)	(10,534)
Interest income	-	-	204	204
Interest expense	-	14	-	14
Depreciation and amortization	60	145	54	259

	For the three months ended September 30, 2022
	Brachytherapy	Drug Operations	Corporate	Total
Revenues	$1,717	$-	$-	$1,717
Gross profit	414	-	-	414
Operating loss	(1,427)	-	(2,781)	(4,208)
Interest income	-	-	140	140
Depreciation and amortization	54	-	13	67

	For the nine months ended September 30, 2023
	Brachytherapy	Drug Operations	Corporate	Total
Revenues	$5,239	$1,097	$-	$6,336
Gross profit	376	1,097	-	1,473
Operating loss	(4,714)	(12,638)	(15,783)	(33,135)
Interest income	-	-	872	872
Interest expense	-	60	-	60
Depreciation and amortization	172	380	132	684

	For the nine months ended September 30, 2022
	Brachytherapy	Drug Operations	Corporate	Total
Revenues	$7,132	$-	$-	$7,132
Gross profit	2,781	-	-	2,781
Operating loss	(2,271)	-	(5,419)	(7,690)
Interest income	-	-	197	197
Depreciation and amortization	161	-	36	197

14.	Merger

On February 3, 2023, the Company acquired 100% of the issued and outstanding equity and voting shares of Viewpoint Molecular Targeting, Inc. in exchange for 136,545,075 shares of the Company's common stock with a fair value of $54.618 million based on the closing market price of $0.40 per share on the acquisition date (the “Merger”). At the closing of the Merger, the Company forgave the note receivable entered into in November 2022 and the associated accrued interest with Viewpoint that was included in the note receivable. The total amount forgiven was $6.17 million, representing the $6 million loan and $0.17 million accrued interest. The Company also assumed all of Viewpoint’s outstanding stock options and warrants as of the Merger date.

Viewpoint is an alpha-particle radiopharmaceutical company in the alphaemitter market developing oncology therapeutics and complementary imaging agents. The Merger was completed to provide the Company with a new isotope in a larger market.

The Company accounted for the transaction as a business combination in accordance ASC 805, Business Combinations. The Company is in the process of performing an allocation of the purchase price paid for the assets acquired and the liabilities assumed with the assistance of an independent valuation firm. The fair values of the assets acquired, as set forth below, are considered provisional and subject to adjustment as additional information is obtained through the purchase price measurement period (a period of up to one year from the closing date). The provisional allocation of the purchase price is based on management’s preliminary estimates. Once management completes its analysis to finalize the purchase price allocation with assistance from an independent valuation firm, it is reasonably possible that there could be changes to the preliminary values. The primary areas of the purchase price allocation that are not yet finalized relate to identifiable intangible assets and goodwill.

The Viewpoint purchase price consideration and provisional allocation to net assets acquired is presented below (in thousands except for share price):

Fair value of consideration transferred
Perspective Therapeutics common stock issued (136,545,075 X $0.40)	$54,618
Assumption of Viewpoint stock options and warrants at fair value	7,836
Note receivable and interest from Viewpoint forgiven	6,171
Total fair value of consideration transferred	$68,625

Recognized amounts of identifiable net assets acquired
Assets acquired
Cash and cash equivalents	$2,699
Grants receivable	95
Prepaid expenses	396
Property and equipment	5,050
Right of use asset	10
Intangible asset - In-process research and development	50,000
Other assets	316
Total assets acquired	58,566

Liabilities assumed
Accounts payable and accrued expenses	2,968
Lease liability	10
Accrued payroll and related taxes	1,642
Accrued vacation	333
Notes payable	1,807
Deferred tax liability	10,500
Total liabilities assumed	17,260

Net assets acquired, excluding goodwill	41,306
Total purchase price consideration	68,625

Goodwill	$27,319

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

The results of operations for Viewpoint since the closing date have been included in the Company’s condensed consolidated financial statements for the nine months ended September 30, 2023, and include approximately $1.1 million of grant revenue and $18.4 million of operating loss. During the nine months ended September 30, 2023, the Company recognized total transaction costs of approximately $4.6 million, which are included in general and administrative expenses on the condensed consolidated statement of operations.

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

The information below reflects certain nonrecurring pro forma adjustments for the three months ended September 30, 2023 and 2022 that were directly related to the business combination based on available information and certain assumptions that we believe are reasonable:

(in thousands)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Revenue	$2,185	$2,286
Net loss	(10,356)	(7,871)

The information below reflects certain nonrecurring pro forma adjustments for the nine months ended September 30, 2023 and 2022 that were directly related to the business combination based on available information and certain assumptions that the Company believes are reasonable, including the following adjustments:

1.	Excludes acquisition-related costs incurred by the Company totaling approximately $4.6 million for the nine months ended September 30, 2023 and includes the total costs of $4.6 million for the nine months ended September 30, 2022.
2.	Excludes the deferred income tax benefit of approximately $10.5 million for the nine months ended September 30, 2023 and includes the deferred income tax benefit of approximately $10.5 million for the nine months ended September 30, 2022.

(in thousands)	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Revenue	$6,336	$8,447
Net loss	(27,721)	(11,585)

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

●	our belief regarding the sufficiency of our cash resources to fund our operating expenses and capital expenditure requirements;

●	our ability to generate cash, and successfully obtain additional working capital, to fund our operating, investing, and financing activities;

●	our competitive position and the development of and projections relating to our competitors or our industry; and

●	expectations, beliefs, intentions, and strategies regarding the future.

These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under the heading “Risk Factors” in our most recent Annual Report on Form 10-K (or, if applicable, Transition Report on Form 10-KT) and as updated in this Form 10-Q in Item 1A under the heading “Risk Factors” beginning on page 34 below that may cause actual results to differ materially.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. Readers are cautioned not to place undue reliance on such forward-looking statements as they speak only of our views as of the date the statement was made (or any earlier date indicated in such statement). While we may update certain forward-looking statements from time to time, we undertake no obligation to do so, whether as a result of new information, future events or otherwise, except as required by applicable law.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, inventories, accrued liabilities, derivative liabilities and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Actual results could therefore differ materially from those estimates if actual conditions differ from our assumptions. The accounting policies and related risks described in Part II, Item 7 of the Company’s transition report on Form 10-KT as filed with the Securities and Exchange Commission (the “SEC”) on May 1, 2023 are those that depend most heavily on these judgments and estimates. As of September 30, 2023, there had been no material changes to any of the critical accounting policies contained therein except as discussed below:

Segments

Accounting Standards Codification (“ASC”) 280, Segment Reporting, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company has two reportable segments that are based on the following business units: Brachytherapy and Drug Operations. The Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management of the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes of the Company including: the fair value of net assets acquired in a business combination; the allowance for doubtful accounts receivable; net realizable value of the enriched barium inventory; the estimated useful lives used in calculating depreciation and amortization on the Company’s fixed assets, patents, trademarks, intangible assets and other assets; estimated amount and fair value of the asset retirement obligation related to the Company’s production facilities; equity method investment; and inputs to the Black-Scholes calculation used in determining the expense related to share-based compensation including volatility and estimated lives of options granted and impairment of long-lived assets including intangible assets and goodwill. Accordingly, actual results could differ from those estimates and affect the amounts reported in the financial statements.

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

Goodwill and In-Process Research and Development (“IPR&D”)

The fair value of acquired intangible assets is determined using an income-based approach referred to as the multi-period excess-earnings approach.

Goodwill is tested at least annually for impairment by assessing qualitative factors in determining whether it is more likely than not that the fair value of net assets is below their carrying amounts.

IPR&D assets represent the fair value of incomplete research and development (“R&D”) projects that had not reached technological feasibility as of the date of the acquisition. Initially, these assets are classified as IPR&D and are not subject to amortization. IPR&D assets that reach commercialization are amortized on a straight-line basis over their estimated useful life. Estimated useful lives are determined considering the period the assets are expected to contribute to future cash flows. IPR&D is tested for impairment at least annually or more frequently if events occur or circumstances change that would indicate a potential reduction in the fair values of the assets below their carrying value. Impairment charges are recognized to the extent the carrying value of IPR&D is determined to exceed its fair value. Post-acquisition R&D expenses related to these projects are expensed as incurred.

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

Equity Method Investment

Investments in companies for which the Company has the ability to exercise significant influence, but do not control, are accounted for under the equity method. Under the equity method of accounting, the Company’s share of the net earnings or losses of the investee are included in other income (expense) in the consolidated statements of operations. At the end of each reporting period, the Company considers whether impairment indicators exist to evaluate whether an equity method investment is impaired and, if so, record an impairment loss. Investments are accounted for on a one-quarter lag. As changes in ownership percentage of the Company’s investments occur, the Company assesses whether it can exercise significant influence and account for under the equity method. If the Company’s ownership percentage of the company in which it has an investment changes, the Company recognizes a gain or loss on the investment in the period of change. Included in the condensed consolidated financial statements for the nine months ended September 30, 2023 is the Company’s proportional share of losses through June 30, 2023, which were $12,000.

Grant Revenue Recognition

The Company enters into contracts with governmental agencies for services. These contracts are analyzed in order to determine if they should be accounted for under a revenue recognition model pursuant to ASC 606, Revenue from Contracts with Customers, or a grant model pursuant to ASC 958, Not-for-Profit Entities. If accounted for pursuant to a grant model, the Company must determine if the grant is conditional or unconditional, and if conditional any barriers exist which must be overcome. If unconditional, the grant is recognized as revenue immediately, and if conditional, the grant is recognized as revenue as and when the barriers are overcome. We concluded that payments received under the current grants represent conditional, nonreciprocal contributions, as described in ASC 958, and that the grants are not within the scope of ASC 606, as the organizations providing the grants do not meet the definition of a customer. The significant barrier to the current conditional grants are that the expenses incurred must meet the qualifications as established by the respective governmental agencies, so that the grant revenue is recognized as the qualified expenses are incurred. Expenses for grants are tracked using a project code specific to the grant, and the employees also track hours worked by using the project code. Under ASC 958, grants related to income are presented as part of the condensed consolidated statements of operations, either separately or under a general heading. Both methods are acceptable under ASC 958. The Company has elected to record grants related to income separately on the condensed consolidated statements of operations as grant revenue. The related expenses are recorded within R&D and general and administrative.

Overview

Perspective Therapeutics has two principal subsidiaries: Viewpoint Molecular Targeting, Inc. (“Viewpoint”), a research and development and clinical-stage precision oncology company focused on developing next-generation alpha therapies related to the use of Lead-203 and Lead-212 as a diagnostic and therapeutic drug respectively; and Isoray Medical, Inc., (“Isoray”), a brachytherapy device manufacturer with the U.S. Food and Drug Administration (“FDA”) clearance for a single medical device that can be delivered to the physician in multiple configurations as prescribed for the treatment of cancers in multiple body sites.

Viewpoint

Viewpoint is developing a pipeline of radiotherapies designed to deliver powerful alpha radiation directly to cancer cells utilizing Lead-212 and specialized targeting peptides. Viewpoint is also developing complementary diagnostics that utilize the same targeting peptide and Lead-203 to provide the opportunity to understand which patients may respond to its targeted therapy.

Viewpoint’s initial product candidate, VMT-α-NET, is in development for the treatment and diagnosis of neuroendocrine tumors (“NETs”). Using a specialized peptide, VMT-α-NET is designed to target and bind to the somatostatin receptor subtype 2 (“SSTR2”) on tumor cells. As a diagnostic, Viewpoint links 203Pb, a radioactive imaging agent that emits gamma rays, to its SSTR2-targeting peptide. Through the use of imaging scans, Viewpoint is able to characterize the tumor to confirm whether the patient’s cancer expresses SSTR2. This confirms the patient may be a candidate for treatment. As a therapeutic, Viewpoint links 212Pb, its alpha-particle radioactive isotope, to the same SSTR2 targeting peptide which has been shown to bind to the cancerous cell, to treat and potentially kill the tumor. In October 2022, the FDA granted fast track designation (“Fast Track”) for the Company’s VMT- α-NET asset. The FDA Fast Track designation is one of several approaches utilized by the FDA to expedite development and review of potential medicines for serious conditions and that fulfill unmet medical needs. Programs that receive Fast Track designation are entitled to more frequent interactions with the FDA on drug development plan, as well as eligibility for accelerated approval, priority review, and rolling review. While the FDA Fast Track designation accelerates the potential approval process for a new drug, there is no guarantee that the drug will be approved for commercialization.

In September 2023, the Company announced the presentation of encouraging early clinical results from an open-label, single-arm, investigator-initiated study in India investigating the safety and efficacy of [212Pb]VMT-α-NET in patients with NETs and medullary thyroid carcinomas. The early clinical findings were presented at the 36th Annual Congress of the European Association of Nuclear Medicine (EANM) for the Phase 2a study of [212Pb]VMT-α-NET in pre- and post-Lutathera gastroenteropancreatic (GEP)-NET patients, being conducted at Fortis Healthcare, India. Ten adult patients with histologically confirmed NETs and metastatic medullary thyroid carcinomas who failed at least one prior line of treatment were treated as part of a compassionate use program. All patients were planned to receive [212Pb]VMT-α-NET peptide at intervals of 8 weeks up to 4 doses or until evidence of radiographic progression, unacceptable toxicity or the patient’s decision to discontinue. All patients were to be co-infused with an amino acid solution for renal protection. The primary objective of the study is to evaluate the safety of low doses of [212Pb]VMT-α-NET in this patient population. Secondary assessments will include objective response rate measured by RECIST 1.1 criteria, and the number of patients with treatment-related adverse events as assessed by CTCAE v.4.0. Both will be measured at 24 months after the last administered dose of [212Pb]VMT-α-NET. The isotope was provided using the Company’s proprietary VMT-α-GEN generator.

Highlights of the presented results at EANM include:

●

Ten patients who failed at least 1 prior line of standard of care therapy have received [212Pb]VMT-α-NET therapy to date, with initial responses observed in 7 of 9 evaluable patients. Responses were observed across both peptide receptor radionuclide therapy (“PRRT”)-naïve and PRRT-refractory disease. Of the 10 patients enrolled in the study, 3 presented with gastrointestinal NETs, 5 presented with pancreatic NETs, and 2 presented with medullary thyroid carcinoma. Four patients (1 with gastro-intestinal NETs; 3 with pancreatic NETs) were previously treated with [177Lu]DOTATATE PRRT, one of which also received 3 prior administrations of [225Ac]DOTATATE.

●	Improvements in patients’ symptoms and quality of life trended strongly positive with consecutive [212Pb]VMT-α-NET doses.
●

No significant renal or hepatic function adverse events have been observed to date. Most adverse events were mild and included Grade 1 anemias, alopecia, and fatigue, which usually resolved within 1 week of [212Pb]VMT-α-NET administration. Two patients experienced serious adverse events (SAEs) that were deemed unrelated to [212Pb]VMT-α-NET treatment. One patient who developed myelodysplastic syndromes (MDS) discontinued treatment and the other patient, who was heavily pre-treated, died (patient was deemed not evaluable).

Two additional patients were enrolled in the third quarter for a total of 9 GEP-NET patients and 2 medullary thyroid cancer (MTC) patients. All ongoing patients are expected to complete their 4th treatment cycle by end of February 2024. The updated clinical results will be presented at an upcoming scientific meeting in 2024.

Two patients screened in the Phase 1/2a trial in post-Lutathera GEP-NET patients were located at the University of Iowa. A third patient is scheduled for screening mid-November. If eligible, all three patients will receive treatment in December for the completion of the first cohort. The end of fourth cycle of treatment is expected in June 2024.

The end-of-life compassionate use program for patients with advanced NETs and lack of further treatment options is underway at the University Dresden in Germany. Four patients were treated during the third quarter, and investigators are planning additional treatments before the end of the year.

IND submissions are expected in November with subsequent trial activation in the first half of 2024 for NIH-sponsored studies in pre- and post-Lutathera NET patients.

The Company also presented mouse model data highlighting the efficacy of [203/212Pb]VMT-α-NET in treating metastatic neuroblastoma tumors. The study showed successful tumor uptake via sequential SPECT imaging and demonstrated a maximum tolerated dose of [212Pb]VMT-α-NET as 2.22 MBq without acute toxicity, with a 100% overall survival rate at 90-days observed in the group receiving three fractionated doses of 740 kBq of [212Pb]VMT-α-NET.

At the World Molecular Imaging Congress, the Company presented data highlighting the effectiveness of [212Pb]VMT-α-NET in treating neuroendocrine tumors in a tumor xenograft mouse model. The results highlighted the significant therapeutic efficacy of treatment with three fractionated doses of [212Pb]VMT-α-NET, which resulted in a 70% complete response rate and 80% survival at 120 days.

Viewpoint’s second product candidate, VMT01, is in development for the diagnosis and treatment of metastatic melanoma. Using a specialized peptide, VMT01 is designed to target the melanocortin 1 receptor (MC1R) on tumor cells. As a diagnostic, Viewpoint either links 203Pb or Gallium-68 to its MC1R-targeting peptide. These two imaging tracers are suitable for Single-photon emission computed tomography (“SPECT”) and positron emission tomography (“PET”) imaging, respectively. Through the use of the imaging scans, Viewpoint is able to characterize whether the patient’s cancer expresses MC1R. This confirms whether the patient may be a candidate for treatment. As a therapeutic, Viewpoint links 212Pb to the same MC1R targeting peptide which has been shown to bind to the cancerous cell, to treat and potentially kill the tumor. The melanoma program focuses primarily on development of the therapeutic compound.

VMT01 has recently completed clinical imaging studies at Mayo Clinic, Rochester. Results were presented at the Society of Nuclear Medicine and Molecular Imaging Annual Meeting in Chicago in June 2023. The published preclinical data show its potential to deliver durable complete responses in treatment-resistant models when combined with existing immunotherapy drugs used to treat melanoma. VMT01’s Phase 1 Mono Dose Escalation in Advanced Melanoma preliminary data readout is expected in the fourth quarter of 2023.

VMT-α-NET for neuroendocrine cancers and VMT01 for melanoma are both entering therapeutic trials under IND at US institutions. We believe VMT-α-NET has the potential for FDA Priority Review Voucher as a candidate for pediatric neuroblastoma indication.

In November 2023, the Company announced the first patient had been dosed in the Phase1/2a dose escalation trial for VMT- α-NET for the treatment of patients with unresectable or metastatic SSTR2 expressing NETs at Washington University in St. Louis. This is a multi-center open-label study (clinicaltrials.gov identifier NCT05636618) of [212Pb]VMT-α-NET targeted alpha-particle therapy for patients with advanced SSTR2-positive neuroendocrine tumors. The first part of this Phase 1/2a trial is a dose-escalation phase designed to determine the Maximum Tolerated Dose (“MTD”) or Maximum Feasible Dose (“MFD”) following a single administration of [212Pb]VMT-α-NET. Patients who have not received prior PRRT will be scheduled to receive up to 4 administrations of [212Pb]VMT-α-NET approximately 8 weeks apart. The first patient cohort will receive 111 MBq (3mCi) per dose. The second cohort will receive administered activities of 185 MBq (5mCi), with cohorts 3 and 4 receiving 370 MBq (10 mCi) and 555 MBq (15 mCi), respectively, if the MTD or MFD is not reached during escalation. According to the Modified Toxicity Probability Interval 2 (mTPI-2) study design, intermediate de-escalation doses are also possible to allow selection of the optimal activity dose to take forward into the dose expansion part of the study.

The second part of the study is a dose expansion phase based on the identified MTD/MFD. Patients with positive uptake on FDA approved SSTR2 PET/CT will receive a fixed dose of [212Pb]VMT-α-NET IV administered at the recommended Phase 2 dose and schedule determined in the Phase I dose escalation. [212Pb]VMT-α-NET’s Dose Escalation in PRRT-naïve NETS preliminary data readout is expected in the fourth quarter of 2023.

The Company currently has two active sites for the study and anticipates that two additional study sites will become operational in December. The Company remains on track to launch an additional 14 study sites.

In August 2023, the Company announced the first patient had been dosed in the Phase 1/2a dose escalation trial for VMT01 for the treatment of histologically confirmed MC1R-positive metastatic melanoma and in October 2023 the Company announced completion of recruitment for the first patient cohort. The trial is a first-in-human, non-randomized, multi-center open-label dose escalation, dose expansion trial of 212Pb-VMT01 in up to 52 patients with histologically confirmed melanoma and a positive MC1R imaging scan using 203Pb-VMT01 or 68Ga-VMT02. MC1R is a receptor that is expressed on the surface of melanoma cells. As such MC1R represents a potentially useful means of targeting therapeutics to melanoma.

The first part of the VMT01 trial is a dose-escalation phase designed to determine the MTD or MFD following a single administration of [212Pb]VMT01. The first patient cohort received 111 MBq (3mCi) per dose. The first patient was dosed at the University of Michigan. Three patients have been dosed at 111 MBq (3mCi), closing cohort 1. No serious adverse events or dose-limiting toxicities have been observed. The Company anticipates opening the second patient cohort, which will receive 185 MBq (5mCi) per dose, in December and anticipates the completion of screening in the first quarter of 2024.

Nearing completion of analysis of the dosimetry portion of the Company’s TIMAR-1 study, a first-in-human study evaluating the suitability of [203Pb]VMT01 for SPECT/CT imaging and [68Ga]VMT02 for PET/CT imaging of MC1R-expressing metastatic melanoma. Perspective is actively working on the Clinical Study Report and anticipates it will be released in the first half of 2024.

The second cohort will receive administered activities of 185 MBq (5mCi), with cohorts 3 and 4 receiving 370 MBq (10 mCi) and 555 MBq (15 mCi) respectively, if the MTD or MFD is not reached during escalation. According to the Modified Toxicity Probability Interval 2 (mTPI-2) study design, intermediate de-escalation doses are also possible to allow selection of the optimal activity dose to take forward into the dose expansion part of the study.

The second part of the trial is a dose expansion phase based on the identified MTD/MFD. Patients may be eligible to receive up to 3 administrations of 212Pb-VMT01 approximately 8 weeks apart. A dosimetry sub-study utilizing the SPECT imaging surrogate, 203Pb-VMT01, has been added to assess normal organ biodistribution, tumor uptake, dosimetry, and correlation of uptake with observed toxicities and efficacy.

212Pb was supplied using Perspective’s proprietary 212Pb-VMT-α-GEN benchtop generator and final manufacturing was performed at Perspective’s facility in Coralville, IA. Additional CDMO manufacturing sites are expected to be brought online in the coming months to enable broader coverage for sites across the US.

Viewpoint is developing complementary diagnostics to its pipeline of radiotherapies that utilize the same targeting peptide and Lead-203 to provide the opportunity to understand which patients may respond to its targeted therapy. At the World Imaging Congress, data was presented on the Company’s novel guest/host platform for effective in vivo image-guided pre-targeted alpha particle therapy. Data showed that the radioligand [203Pb]PSC-PEG3-Adma demonstrated extended lag times, impressive tumor-to-tissue ratios and has the potential to further reduce radiation toxicity using [203Pb]PSC-PEG3-Adma as a guide. A pipeline expansion with proof-of-concept human imaging data is expected in the first quarter of 2024.

Isoray

Isoray manufactures and sells its medical device product as the Cesium-131 brachytherapy seed or Cesium Blu. The Company markets the Cesium-131 brachytherapy seed for the treatment of prostate cancer, brain cancer, lung cancer, head and neck cancers, gynecological cancer, pelvic/abdominal cancer, and colorectal cancer. In July 2023, the Centers for Medicare & Medicaid Services published their proposed payment rates for the Hospital Outpatient Prospective Payment System and Ambulatory Surgical Center Payment System for 2024 and the Company noted the proposed Medicare payment rates showed a slight increase for Cesium-131 brachytherapy seed codes which management believes will help further adoption among facilities. The final rule was issued in November 2023 and with the final Medicare payment rates for 2024 being slightly lower than the proposed payment rates that were released in July 2023. Compared to 2023, one of the Cesium-131 brachytherapy seed codes increased while the other code decreased.

Isoray’s brachytherapy seed utilizes Cesium-131, with a 9.7day half-life, as its radiation source. Isoray believes that it is the unique combination of the short half-life and the energy of the Cesium-131 isotope that are yielding the beneficial treatment results that have been published in peer reviewed journal articles and presented in various forms at conferences and tradeshows.

In August 2023, the Company announced a collaborative initiative focused on increasing access of Cesium-131 seeds for the treatment of certain brain cancers in the form of GT Medical Technologies, Inc.’s (“GT Medical”) GammaTile™ Therapy (“GammaTile™”). GammaTile™ is a radiation treatment option implanted during the last five minutes of brain tumor resection surgery. It is composed of bioresorbable collagen tiles embedded with Cesium-131 radiation seeds supplied by Perspective Therapeutics. GammaTile delivers targeted Cesium-131 radiation to help prevent brain tumor cell regrowth in newly diagnosed and recurrent brain tumors, including glioblastomas, metastatic brain tumors, aggressive meningiomas, and other brain tumor types. This expanded access is expected to allow GT Medical to order seeds on a shorter notice in order to fulfill short notice orders received from their customers.

In October 2023, long-term data for Cesium-131 brachytherapy in the treatment of prostate cancer was presented at the American Society for Radiation Oncology's (“ASTRO”) annual conference, describing urinary data collected from 341 patients treated with Cesium-131 between 2006 and 2022. Preliminary long-term data for Cesium-131 utilized in salvage treatment of recurrent cervical and uterine cancers was also presented at the ASTRO annual conference.

Isoray has distribution agreements outside of the United States for its brachytherapy seed. These distributors are responsible for obtaining regulatory clearance to sell the Company’s products in their territories, with the support of the Company. As of the date of this Report, Isoray has distributors in India with no reported revenues in this location during the three or nine months ended September 30, 2023.

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

Merger

On September 27, 2022, the Company entered into an Agreement and Plan of Merger (the “Original Merger Agreement”) by and among the Company, Isoray Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), Viewpoint, and Cameron Gray, as the representative of the Owners (as defined in the Original Merger Agreement), as amended by the First Amendment to Agreement and Plan of Merger entered into by the parties on October 21, 2022 (the “Amendment,” and together with the Original Merger Agreement, the “Merger Agreement”). On February 3, 2023 (the “Closing”), the Company completed the merger of Merger Sub with Viewpoint (such transaction being the “Merger”). Viewpoint is an alpha-particle radiopharmaceutical company in the alphaemitter market developing oncology therapeutics and complementary imaging agents. In connection with the Closing, the Company issued 136,545,075 shares of common stock, representing approximately 49% of the fully-diluted outstanding capital stock of the Company, to the stockholders of Viewpoint, with 10% of those shares being held in escrow by U.S. Bank National Association (“U.S. Bank”) for the twelve-month period following the Closing pursuant to the terms of the Merger Agreement and an escrow agreement entered into among the Company, U.S. Bank and Cameron Gray.

For a more detailed summary of the Merger Agreement, see our Forms 8-K filed with the SEC on September 28, 2022 and on February 6, 2023, as well as our Form 8-K/A filed with the SEC on April 21, 2023.

Results of Operations

Three months ended September 30, 2023, and 2022 (in thousands, except for percentages):

	Three months ended September 30,
	2023		2022		2023 - 2022
	Amount	% (a)	Amount	% (a)	% Change
Sales, net	$1,909	87	$1,717	100	11
Grant revenue	276	13	-	-	100
Total revenue	2,185	100	1,717	100	27
Cost of sales	1,447	66	1,303	76	11
Gross profit	738	34	414	24	78

Operating expenses:
Research and development expenses	5,721	262	708	41	708
Sales and marketing expenses	855	39	800	47	7
General and administrative expenses	4,696	215	3,114	181	51

Total operating expenses	11,272	516	4,622	269	144
Operating loss	$(10,534)	(482)	$(4,208)	(245)	150

(a)	Expressed as a percentage of sales, net

Nine months ended September 30, 2023, and 2022 (in thousands, except for percentages)

	Nine months ended September 30,
	2023		2022		2023 - 2022
	Amount	% (a)	Amount	% (a)	% Change
Sales, net	$5,239	83	$7,132	100	(27)
Grant revenue	1,097	17	-	-	100
Total revenue	6,336	100	7,132	100	(11)
Cost of sales	4,863	77	4,351	61	12
Gross profit	1,473	23	2,781	39	(47)

Operating expenses:
Research and development expenses	15,231	240	2,053	29	642
Sales and marketing expenses	2,578	41	2,141	30	20
General and administrative expenses	16,792	265	6,277	88	168
Change in estimate of asset retirement obligation	(15)	(1)	-	-	-
Loss on equipment disposal	22	1	-	-	100

Total operating expenses	34,608	546	10,471	147	230
Operating loss	$(33,135)	(523)	$(7,690)	(108)	331

(a)	Expressed as a percentage of sales, net

Revenue

Total revenue for the three months ended September 30, 2023 increased by $468,000 to $2.19 million from $1.72 million, or 27%, compared to the three months ended September 30, 2022. The primary reason for the increase is a supply disruption in the prior year period and grant revenues from our drug operations segment offset by the loss of our largest customer. During the three months ended September 30, 2022, we experienced an unplanned service disruption at one of our isotope supplier’s nuclear reactors. This resulted in the Company being temporarily unable to supply our customers with product from mid-August 2022 through early September 2022 when isotope supply resumed. Additionally, our former medical director and historically our largest customer has not placed any orders since our isotope supply resumed after experiencing a supply disruption in August and September 2022 as discussed in our Form 10-KT filed with the SEC on May 1, 2023. Although this customer has not indicated he has plans to cease ordering from us altogether, we have not received any orders from him and this is continuing to impact our sales. The Company’s sales personnel continue to focus on bringing in new accounts while also working with existing and former customers to increase their order volumes. Grant revenue is derived from Viewpoint’s work for the National Institutes of Health and the Company did not have any grant revenue prior to the acquisition of Viewpoint.

The sales breakdown between prostate and non-prostate applications is set forth below.

Three months ended September 30, 2023, and 2022 (in thousands, except for percentages):

	Three months ended September 30,
	2023		2022		2023 - 2022
	Amount	% (a)	Amount	% (a)	% Change
Prostate brachytherapy	$1,203	55	$1,167	68	3
Other revenue (b)	982	45	550	32	78
Revenue, net	$2,185	100	1,717	100	27

(a)	Expressed as a percentage of sales, net
(b)	Includes Grant revenue

Nine months ended September 30, 2023, and 2022 (in thousands, except for percentages):

	Nine months ended September 30,
	2023		2022		2023 - 2022
	Amount	% (a)	Amount	% (a)	% Change
Prostate brachytherapy	$2,965	47	$5,115	72	(42)
Other revenue (b)	3,371	53	2,017	28	67
Revenue, net	$6,336	100	7,132	100	(11)

(a)	Expressed as a percentage of sales, net
(b)	Includes Grant revenue

Prostate Brachytherapy

Prostate sales increased by $0.03 million to $1.20 million from $1.17 million, or by approximately 3%, and decreased by $2.15 million to $2.97 million from $5.12 million, or 42%, during the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022, respectively. The primary reason for the increase in the three months ended September 30, 2023, compared to the three months ended September 30, 2022, was due to higher sales volumes mainly resulting from not having a supply disruption like what the Company experienced during the three months ended September 30, 2022. The supply disruption resulted in the Company being temporarily unable to supply our customers with prostate brachytherapy products from mid-August 2022 through early September 2022 when isotope supply resumed. The main reason for the decrease related to the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 is that our former medical director and historically largest customer has not placed any orders since isotope supply resumed after the supply disruption in August and September 2022 as discussed in our Form 10-KT filed with the SEC on May 1, 2023. Sales to facilities at which our former medical director practiced were $279,000 and $1.9 million for the three and nine months ended September 30, 2023, respectively. Although this customer has not indicated he has plans to cease ordering from us altogether, we have not received any orders from him, and this is continuing to impact our sales. The remaining decrease is from lower overall sales volumes to other customers.

Management continues to see positive momentum in the number of patients being treated with Cesium-131 each month, marking a return to growth as compared to the same period in the prior year, and believes growth in prostate brachytherapy revenues will be the result of physicians, payors, and patients increasingly considering overall treatment advantages including costs compared with non-brachytherapy treatments, better treatment outcomes and improvement in the quality of life for patients. The rebound was driven by engagement with current customers, as well as new customers adopting Cesium-131 in their brachytherapy programs. Additionally, increased utilization of Cesium-131 is evident in our core prostate business, as well as in other disease areas, notably lung and brain brachytherapy.

Other Revenue

Other revenue includes, but is not limited to, brain, lung, head/neck, gynecological, pelvis treatments, and grant revenue, as well as services. Other revenue increased by $432,000 to $982,000 from $550,000, or by 78%, and by $1.35 million to $3.37 million from $2.08 million, or 67%, for the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022, respectively. The main driver of this growth was increased treatments for brain cancer including GammaTile™, as well as increase in grant revenue. Initial applications for these other brachytherapy treatments are primarily used in recurrent cancer treatments or salvage cases that are generally difficult to treat aggressive cancers where other treatment options are either ineffective or unavailable.

Other brachytherapy treatments are subject to the influence of a small pool of innovative physicians who are the early adopters of the technology who also tend to be faculty at teaching hospitals training the next generation of physicians. This causes the revenue created by these types of treatment applications to be more volatile and varies significantly from year to year. Individual centers weigh the value of the procedure with their other treatment priorities on a patient-by-patient basis.

Other brachytherapy treatments, such as brain, lung, and head/neck are typically performed in the in-patient setting using the diagnostic related groups (“DRGs”). DRGs are designed for Medicare to set payment levels for hospital in-patient services. Other health insurers may follow Medicare reimbursement when setting their payment rates. When these other types of brachytherapy are performed in the out-patient setting, existing codes for Cesium-131 that are also used for prostate brachytherapy are used to bill for these procedures.

GammaTile™

For the three and nine months ended September 30, 2023, total revenues from sales including minimum order fees to GT Medical Technologies, Inc. were approximately 24% of sales. This significant increase in the percentage of sales was primarily due to the overall decrease in prostate sales.

Grant Revenue

Our alpha-therapy business is pre-revenue and, accordingly, none of the revenues reflect sales of any of these products which are still under development. Grant revenues of $276,000 for the three months ended September 30, 2023 and $1.1 million for the nine months ended September 30, 2023 are derived from Viewpoint’s work for the National Institutes of Health. Perspective Therapeutics did not have any grant revenue prior to the acquisition of Viewpoint.

Cost of sales

Cost of sales consists primarily of the costs of manufacturing and distributing the Company’s brachytherapy products and for the three and nine months ended September 30, 2023 increased by $144,000 to $1.45 million from $1.30 million, or 11%, and by $512,000 to $4.86 million from $4.35 million, or 12%, compared to the three and nine months ended September 30, 2022, respectively.

Contributing to the increase in the three months ended September 30, 2023, and 2022 comparison was an increase in isotope costs of $149,000 mainly relating to a weekly purchase of isotope that were not made from mid-August 2022 through early September 2022 due to the unplanned service disruption. The increase in the comparison of the nine months ended September 30, 2023, and 2022 was the write-off of the Blu Build loader inventory of $298,000 and an increase in isotope costs of $253,000 due in part to an increase in quantity purchased due to minimum quantities imposed by our supplier as well as an increase in price under the New 2023 Agreement and a return to weekly purchase of isotope that were not made from mid-August 2022 through early September 2022 due to the unplanned service disruption.

Viewpoint’s operations did not contribute to cost of sales as it is at a pre-revenue stage.

Gross Profit

Contributing to the three months ended September 30, 2023, versus the three months ended September 30, 2022, gross profit increase of $324,000 to $738,000 from $414,000 was primarily related to grant revenue of $276,000 as well as an increase in brachytherapy sales of 11% as the prior year period sales were impacted by the supply disruption. The decline in the nine months ended September 30, 2023, versus the nine months ended September 30, 2022, gross profit of $1.3 million to $1.5 million from $2.8 million was due to lower than anticipated sales due to sales decreasing from the loss of a large customer along with the Blu Build inventory write-off of $298,000, and increases in isotope costs of $253,000 due in part to an increase in quantity purchased due to minimum quantities imposed by our supplier as well as an increase in price under the New 2023 Agreement, partially offset by $1.1 million of grant revenue related to Viewpoint.

Research and development

Research and development consists primarily of employee and third party costs related to research and development activities.

The significant increase in research and development costs of $5.0 million to $5.7 million from $708,000, or 708%, and of $13.2 million to $15.2 million from $2.1 million, or 642%, in the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, respectively, is the result of the addition of the Viewpoint operations resulting in a significant increase in payroll and other research and development activities. Viewpoint is in the development stage and spends a significant amount of capital on research and development.

Contributing to the three and nine months ended September 30, 2023 and 2022 comparison was an increase in costs of $5.5 million and $13.7 million, respectively, related to the development of the Company’s alpha therapy drug products gained through the Merger with Viewpoint. The Company’s legacy research and development expenses decreased by approximately $472,000 for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 due primarily to $55,000 in lower protocol expense and $391,000 in lower payroll costs as the Company focuses on development of its alpha therapy drug product candidates. The Company’s legacy research and development expenses decreased by about $556,000 in the nine months ended September 30, 2023 compared to September 30, 2022 as decreases in consulting expenses of $254,000 and payroll costs of $472,000 were partially offset by an increase of $296,000 in share-based compensation related to acceleration of awards as a result of the Merger, and an increase of $53,000 in protocol expense.

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

Contributing to the three months ended September 30, 2023, and 2022 increase of $55,000 to $855,000 from $800,000 was $7,000 of increased share-based compensation related to awards granted in June 2023, $42,000 relating to annual merit increases and a new employee, and increased marketing costs of $7,000 in the brachytherapy business. The increase of $437,000 to $2.6 million from $2.1 million in the nine months ended September 30, 2023, versus the nine months ended September 30, 2022, is due to $299,000 of share-based compensation related to awards granted in June 2023 and the acceleration of awards as a result of the Merger, increased marketing costs of $49,000 in the brachytherapy business, and $100,000 increase in compensation due to annual merit increases and a new employee.

The Viewpoint operations have no sales and marketing expenses.

General and administrative expenses

General and administrative expenses consist primarily of the costs related to the executive, human resources/training, quality assurance/regulatory affairs, finance, and information technology functions of the Company.

The primary reasons for the increase in general and administrative expenses of $1.6 million to $4.7 million from $3.1 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, were $2.1 million of general and administrative expenses related to personnel and other expenses from the Viewpoint operations for the three months ended September 30, 2023 and an increase related to severance of $185,000 offset by decreases in share-based compensation of $167,000, payroll of $227,000, legal of $169,000 and consultants of $323,000 primarily related to the Merger expenses incurred in the prior year period. For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 general and administrative expenses increased by $10.5 million to $16.8 million from $6.3 million due to an increase of $733,000 in share-based compensation primarily related to awards granted in June 2023 and the acceleration of awards as a result of the Merger, $387,000 in increased audit and legal fees, $1.6 million in change of control payments related to the Merger with Viewpoint, an increase of $90,000 in accrued bonuses and $1.4 million in increased consulting expenses along with $5.8 million of general and administrative expenses related to personnel and other expenses from the Viewpoint operations for the nine months ended September 30, 2023.

As a result of the Merger, the Company significantly increased not only its total number of employees from 62 to 91 but also increased its executive staff positions.

Tax

Deferred income tax benefit for the three and nine months ended September 30, 2023, was $0 and $10,500,000, respectively. The deferred income tax benefit for the nine months ended September 30, 2023 resulted from temporary differences between our accounting and tax treatment associated with our Merger with Viewpoint.

Liquidity and capital resources

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. We have had a history of operating losses and an absence of significant recurring cash inflows from revenue, and at September 30, 2023, we had a total accumulated deficit of $127.8 million. The Company has historically financed its operations primarily through selling equity to prospective investors. During the nine months ended September 30, 2023, and 2022, the Company used existing cash reserves to fund its operations and capital expenditures (in thousands except current ratio):

	Nine months
	ended September 30,
	2023	2022
Net cash (used) by operating activities	$(27,905)	$(6,078)
Net cash provided (used) by investing activities	24,462	(35,315)
Net cash (used) by financing activities	433	28
Net increase (decrease) in cash and cash equivalents	$(3,010)	$(41,365)

	As of
	September 30, 2023	December 31, 2022
Working capital	$13,573	$50,539
Current ratio	2.67	19.89

Cash flows from operating activities

Net cash used by operating activities in the nine months ended September 30, 2023, was primarily due to a net loss of approximately $21.8 million net of approximately $6,405,000 in adjustments for non-cash activity such as share-based compensation, depreciation and amortization expense, accretion of asset retirement obligation, loss on property and equipment disposals, write-off of inventory, and changes in deferred taxes. Changes in operating assets and liabilities contributed approximately $333,000 to the cash used by operating activities; decreases in inventory and increases in accrued protocol and accrued payroll and related taxes were offset by increases in accounts receivable, decreases in accounts payable, accrued vacation and accrued radioactive waste disposal.

Net cash used by operating activities in the nine months ended September 30, 2022, was primarily due to a net loss of approximately $7.5 million net of approximately $980,000 in adjustments for non-cash activity such as share-based compensation, depreciation and amortization expense, and accretion of asset retirement obligation. Changes in operating assets and liabilities contributed approximately $435,000 to the cash used by operating activities; decreases in accounts receivable, and an increase in accounts payable, accrued protocol, accrued radioactive waste, and accrued payroll and related taxes were offset by increases in inventory and prepaid expenses and other current assets.

Cash flows from investing activities

Investing activities for the nine months ended September 30, 2023, and 2022 respectively, consisted of transactions related to the purchase of fixed assets and in the nine months ended September 30, 2023 included proceeds from the maturity of short-term investments in U.S. treasury bills and cash acquired as part of the Merger with Viewpoint. Included in the nine months ended September 30, 2022 were purchases of short-term investments in U.S. treasury bills. Management plans to continue to invest in technology and machinery that improves and streamlines production processes and to invest in low-risk investment opportunities that safeguard assets and provide greater assurance those resources will be liquid and available for business needs as they arise.

Cash flows from financing activities

Financing activities in the nine months ended September 30, 2023 included cash provided by the exercise of options of approximately $554,000 and costs of approximately $65,000 pursuant to issuance costs related to common stock issued in exchange for Viewpoint common stock and $56,000 repayment of notes payable. Financing activities in the nine months ended September 30, 2022 included cash provided by the exercise of options of approximately $28,000.

Projected fiscal 2023 liquidity and capital resources

Operating activities

We have had recurring losses since inception. As of September 30, 2023, we had cash and cash equivalents of approximately $18.0 million and an accumulated deficit of $127.8 million. Our continued viability is dependent on the ability to successfully obtain additional working capital and ultimately attain profitable operations in our brachytherapy operations. Management forecasts that fiscal 2023 cash requirements will increase compared to previous years and that current cash and cash equivalents will not be sufficient to meet current projected operating cash needs for at least the next twelve months from the date the consolidated financial statements in this report were issued. Monthly operating expenses are budgeted to increase for sales and marketing, research and development and general and administrative expenses for the remainder of fiscal 2023 compared to fiscal 2022 as management works to implement its strategy to integrate Viewpoint’s operations and increase revenues of its Cesium-131 brachytherapy seed. Management anticipates a significant increase of expenses particularly in research and development for the Viewpoint operations coupled with the loss of its largest brachytherapy customer likely making cashflow break-even for the entire Company not possible within the next three to four years. There is no assurance that the Company will be able to replace the loss of its largest brachytherapy customer by adding additional customers in the near future. The Company missed its target of increased revenue in the first nine months of calendar 2023 and there is no assurance that targeted sales growth will continue over the next three to four years. With the completion of the Merger, if the added general and administrative and research and development expenses of Viewpoint cannot be met with cash reserves or revenues then the Company will need to evaluate raising additional cash through licensing existing assets, capital raises, or other activities.

These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the date these unaudited condensed consolidated financial statements are issued. Based on our current operating plan, we believe that our existing cash and cash equivalents of $18.0 million as of September 30, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements into late second quarter of 2024. Management’s plan to mitigate the conditions that raise substantial doubt includes generating additional revenues in its brachytherapy operations, deferring certain projects and capital expenditures, licensing existing assets, strategic alliances, and third-party funding for the Company to continue as a going concern. However, there can be no assurance that the Company will be successful in completing any of these options. As a result, management’s plans cannot be considered probable and thus do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

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

At September 30, 2023, we had cash and cash equivalents of $18.0 million. We expect that our cash, as of the date of this Quarterly Report on Form 10-Q, will not be sufficient to fund our current forecast for operating expenses, financial commitments and other cash requirements for at least the next twelve months from the date the consolidated financial statements in this report were issued. We expect we will need to raise additional capital until we are profitable, which may never occur. If no additional capital is raised through either public or private equity financings, debt financings, strategic relationships, alliances and licensing agreements, or a combination thereof, we may delay, limit or reduce discretionary spending in areas related to research and development activities and other general and administrative expenses in order to fund our operating costs and working capital needs.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of our product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:

●	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical studies and clinical trials;

●	the costs, timing and outcome of regulatory review of our product candidates;

●	the costs and timing of hiring new employees to support our continued growth;

●	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

●	the extent to which we acquire or in-license other product candidates and technologies; and

●	our ability to generate cash, and successfully obtain additional working capital, to fund our operating, investing, and financing activities working capital.

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

Other commitments and contingencies

The Company presented its other commitments and contingencies in our Transition Report on Form 10-KT for the period ended December 31, 2022. There have been no material changes outside of the ordinary course of business in those obligations during the nine months ended September 30, 2023, other than those previously disclosed in note 9 of the financial statements contained in this filing.

Off-balance sheet arrangements

The Company has no off-balance sheet arrangements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and co-principal financial officers, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of September 30, 2023. Based on that evaluation, our principal executive officer and our co-principal financial officers concluded that the design and operation of our disclosure controls and procedures were effective. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedures are designed to provide a reasonable level of assurance that the objectives of the system will be met.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Other than as disclosed under “ITEM 1A - RISK FACTORS” in our Form 10-KT for the period ended December 31, 2022 under the heading “The Legal and Regulatory Risks Related to the Company Operations—If We Fail To Comply With Applicable Healthcare Regulations, We Could Face Substantial Penalties And Our Business, Operations And Financial Condition Could Be Adversely Affected, for pending governmental proceedings.” the Company is only involved in ordinary routine litigation incidental to its business. The Company amends and supplements such disclosure as follows:

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

On July 17, 2023, the Company was informed by the California Department of Insurance (the “CA DOI”) that the CA DOI is conducting a substantially similar investigation to the one undertaken by the Office. The CA DOI requested the same materials the Company previously provided to the Office, and the Company complied with this request.

On September 18, 2023, the Office informed the Company that there was a qui tam action underlying its investigation, and that the Office had declined to intervene in that action, and that the CA DOI similarly would not pursue any action against the Company regarding those same qui tam allegations.  The qui tam action was originally filed on October 11, 2022, and unsealed on or about August 11, 2023.  On November 8, 2023, the complainant filed a notice to dismiss the complaint without prejudice; that notice stated that both the United States and the State of California would consent to dismissal without prejudice.

ITEM 1A – RISK FACTORS

A description of the risk factors associated with our business is included under “Risk Factors” contained in Part I, Item 1A of our transition report on Form 10-KT for the period ended December 31, 2022. There have been no material changes in our risk factors since such filing, except for the following:

We Rely Heavily on Two Customers

For the nine months ended September 30, 2023, approximately 41% of the Company’s revenues were dependent on two customers, with approximately 24% being generated by one customer. The loss of either of these customers would have a material adverse effect on the Company’s revenues that may not be replaced by other customers, particularly as some of these customers are in the prostate sector which is facing substantial competition from other treatments. Our former medical director and historically our largest customer has not placed any orders since isotope supply resumed in September 2022 following a supply disruption in August and September 2022 as discussed in our Form 10-KT filed with the SEC on May 1, 2023 and this has had a material impact on our revenues.

We Have Identified Conditions and Events That Raise Substantial Doubt About Our Ability to Continue as a Going Concern

As of September 30, 2023, we had cash and cash equivalents of $18.0 million and total accumulated deficit of $127.8 million. We have incurred significant net losses since inception and also expect to incur substantial losses in future periods. Our continuation as a going concern is dependent on our ability to generate sufficient cash flows from operations and/or obtain additional capital through equity or debt financings, partnerships, collaborations, or other sources. The Company has historically financed its operations primarily through selling equity to prospective investors.

The future success of the Company is dependent on its ability to successfully obtain additional working capital.  The Company is working to obtain profitability in its brachytherapy operations and to reduce expenditures in its drug operations. However, the drug operation assets are still in early clinical and pre-clinical phases and will require additional capital to bring the assets to commercialization.

These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the date the unaudited condensed consolidated financial statements included as part of this Form 10-Q are issued. Management’s plan to mitigate the conditions that raise substantial doubt includes generating additional revenues in its brachytherapy operations, deferring certain projects and capital expenditures, licensing existing assets, strategic alliances, and third-party funding for the Company to continue as a going concern. However, there can be no assurance that the Company will be successful in completing any of these options. As a result, management’s plans cannot be considered probable and thus do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

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

Exhibits:
2.1	Agreement and Plan of Merger, dated September 27, 2022, by and between Isoray, Inc., Isoray Acquisition Corp., Viewpoint Molecular Targeting, Inc., and Cameron Gray, incorporated by reference to Exhibit 2.1 of the Form 8-K filed on September 28, 2022.

2.2	First Amendment to Agreement and Plan of Merger, dated October 21, 2022, between Isoray, Inc., Isoray Acquisition Corp., Viewpoint Molecular Targeting, Inc., and Cameron Gray, incorporated by reference to Exhibit 2.1 of the Form 8-K filed on October 24, 2022.

3(i)	Amended and Restated Certificate of Incorporation of Perspective Therapeutics, Inc. as of February 14, 2023, incorporated by reference to Exhibit 3.1 of the Form 8-K filed on February 16, 2023.

3(ii)	Amended and Restated Bylaws of Perspective Therapeutics, Inc. as of February 14, 2023, incorporated by reference to Exhibit 3.2 of the Form 8-K filed on February 16, 2023.

10.1*	Separation agreement between Perspective Therapeutics, Inc., and Jennifer Streeter, effective August 28, 2023.

10.2***	Second Amended and Restated 2020 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on October 12, 2023.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Financial Officer

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Financial Officer

32.1**	Section 1350 Certifications

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

***Denotes Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2023
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