Form 10-Q
period 2024-03-31
Perspective Therapeutics, Inc.
filed 2024-05-15
CIK 728387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to ____________

Commission File No. 001-33407

PERSPECTIVE THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-1458152
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2401 Elliott Avenue, Suite 320 Seattle, Washington	98121
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (206) 676-0900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	CATX	NYSE American LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class	Outstanding as of May 10, 2024
Common stock, $0.001 par value	622,629,038

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q (Form 10-Q), contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). This statement is included for the express purpose of availing Perspective Therapeutics, Inc., of the protections of the safe harbor provisions of the PSLRA.

This Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements contained in this Form 10-Q other than statements of historical fact, including, without limitation, statements regarding our future financial condition, results of operations, business strategy and plans and objectives of management for future operations, industry trends and other future events are forward-looking statements. In some cases, you can identify forward-looking statements by terminology, such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “may,” “could,” “might,” “plan,” “should,” “will,” “would” or the negative of these terms and other similar expressions, although not all forward-looking statements contain these identifying terms. Forward-looking statements in this Form 10-Q include, among other things:

•
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
•
our ability to obtain and maintain regulatory approvals for our future program candidates;
•
our manufacturing capabilities and strategy, including the scalability and commercial viability of our manufacturing methods and processes;
•
our ability to identify patients with the diseases treated by our program candidates and to enroll these patients in our clinical trials;
•
our expectations regarding the potential functionality, capabilities and benefits of our program candidates, if approved, for commercial use;
•
the potential size of the commercial market for our program candidates;
•
our expectations regarding the scope of any approved indication for any program candidate;
•
our ability to successfully commercialize our program candidates;
•
our ability to leverage technology to identify and develop future program candidates;
•
our estimates of our expenses, ongoing losses, future revenue, capital requirements and our need for or ability to obtain additional funding before we can expect to generate any revenue from product sales;
•
our belief regarding the sufficiency of our cash resources to fund our operating expenses and capital expenditure requirements into the first quarter of 2026;
•
our competitive position and expectations regarding developments and projections relating to our competitors or our industry; and
•
expectations, beliefs, intentions and strategies regarding the future.

These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. Readers are cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company’s views as of the date the statement was made (or any earlier date indicated in such statement). While we may update certain forward-looking statements from time to time, we undertake no obligation to do so, whether as a result of new information, future events or otherwise, except as required by applicable law. Our Securities and Exchange Commission (SEC) filings are available publicly on the SEC’s website at www.sec.gov.

i

PERSPECTIVE THERAPEUTICS, INC.

ii

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Perspective Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except shares and par value data)

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$142,117	$9,238
Short-term investments	38,531	-
Accounts receivable, net of allowance for doubtful accounts: 2024 - $650; 2023 - $650	999	1,165
Prepaid expenses and other current assets	1,287	1,133
Current assets held for sale, discontinued operations	5,266	5,301
Total current assets	188,200	16,837

Noncurrent assets:
Property and equipment, net	14,302	5,576
Right-of-use asset, net	1,058	747
Restricted cash	182	182
Intangible assets, in-process research and development	50,000	50,000
Goodwill	24,062	24,062
Other assets, net	482	487

Total assets	$278,286	$97,891

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$6,027	$6,909
Lease liability	128	46
Accrued personnel expenses	1,828	3,588
Note payable	50	49
Deferred Income (Note 3)	1,400	-
Current liabilities of discontinued operations	5,070	5,072
Total current liabilities	14,503	15,664

Noncurrent liabilities:
Lease liability	1,037	780
Note payable	1,663	1,676
Deferred Income (Note 3)	26,600	-
Deferred tax liability	4,592	4,592

Total liabilities	48,395	22,712

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock, $0.001 par value; 7,000,000 shares authorized; 5,000,000 designated Series B convertible preferred stock; no shares issued and outstanding as of March 31, 2024 and December 31, 2023	-	-
Common stock, $0.001 par value; 750,000,000 shares authorized; 586,915,977 and 281,809,852 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	587	282
Additional paid-in capital	394,028	227,337
Accumulated deficit	(164,724)	(152,440)

Total stockholders' equity	229,891	75,179

Total liabilities and stockholders' equity	$278,286	$97,891

The accompanying notes are an integral part of these condensed consolidated financial statements.

Perspective Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended March 31,
	2024	2023

Grant revenue	$325	$233

Operating expenses:
Research and development	7,452	3,309
General and administrative	5,878	6,663
Loss on disposal of property and equipment	-	22
Total operating expenses	13,330	9,994

Operating loss	(13,005)	(9,761)

Non-operating income (expense):
Interest income	1,211	374
Interest and other expense	(29)	(18)
Equity in loss of affiliate	(2)	-
Total non-operating income (expense), net	1,180	356

Net loss from continuing operations	(11,825)	(9,405)
Net loss from discontinued operations	(461)	(1,466)
Gain recognized on classification as held for sale	2	-
Net loss before deferred income tax benefit	(12,284)	(10,871)
Deferred income tax benefit	-	10,500
Net loss	$(12,284)	$(371)

Basic and diluted loss per share:
Loss from continuing operations	$(0.02)	$0.01
Loss from discontinued operations	(0.00)	(0.01)
Basic and diluted loss per share	$(0.02)	$0.00

Weighted average shares used in computing net loss per share:
Basic and diluted	495,100	228,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

Perspective Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,284)	$(371)
Adjustments to reconcile net loss to net cash provided by or used in operating activities:
Lease expense	28	1
Depreciation expense	346	180
Loss on disposal of property and equipment	-	22
Amortization of other assets	10	10
Accretion of asset retirement obligation	-	9
Equity in loss of affiliate	2	-
Accrued interest on short-term investments	(306)	-
Share-based compensation	656	1,368
Deferred income tax benefit	-	(10,500)
Changes in operating assets and liabilities:
Accounts receivable, net	166	(1)
Inventory	27	128
Prepaid expenses and other current assets	(154)	(60)
Accounts payable and accrued expenses	(883)	(588)
Deferred Income[1]	28,000	-
Accrued personnel expenses	(1,760)	79

Net cash provided by (used in) operating activities	13,848	(9,723)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(9,072)	(201)
Purchases of short-term investments	(38,225)	-
Proceeds from maturity of short-term investments	-	22,764
Net cash acquired in acquisition of Viewpoint	-	2,699

Net cash (used in) provided by investing activities	(47,297)	25,262

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(12)	(15)
Proceeds from sales of common stock, pursuant to exercise of option	126	-
Proceeds from January 2024 Public Offering, net[1]	53,141	-
Proceeds from Pre-funded Warrants, net[1]	10,208	-
Proceeds from Lantheus Investment Agreement, net[1]	20,846	-
Proceeds from March 2024 Investment Agreement, net[1]	82,019	-
Issuance costs related to common stock issued in exchange for Viewpoint common stock	-	(65)

Net cash provided by (used in) financing activities	166,328	(80)

Net increase in cash, cash equivalents and restricted cash	132,879	15,459
Cash, cash equivalents and restricted cash beginning of period	9,420	21,175
CASH, CASH EQUIVALENTS AND RESTRICTED CASH END OF PERIOD	$142,299	$36,634

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$142,117	$36,452
Restricted cash	182	182
Total cash, cash equivalents and restricted cash shown on the condensed consolidated statements of cash flows	$142,299	$36,634

Supplemental schedule of noncash investing and financing activities:
Recognition of operating lease liability and right-of-use asset	$348	$-
Fair value of Viewpoint assets acquired including goodwill	-	85,885
136,545,075 shares of Perspective Therapeutics common stock issued in exchange for Viewpoint common stock	-	(54,618)
Assumption of Viewpoint stock options and warrants at fair value	-	(7,836)
Note receivable and accrued interest from Viewpoint forgiven	-	(6,171)
Viewpoint liabilities assumed including deferred tax liabilities established through accounting for business combinations (Note 14)	$348	$17,260

1. See Note 3, Investments and Agreements, for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Perspective Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)

(In thousands, except shares)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances at December 31, 2022	142,112,766	$142	$160,432	$(105,932)	$54,642
Issuance of common stock in exchange for Viewpoint common stock, net of issuance costs	136,545,075	137	54,416	-	54,553
Assumption of Viewpoint stock options and warrants at fair value	-	-	7,836	-	7,836
Share-based compensation	-	-	1,368	-	1,368
Net loss	-	-	-	(371)	(371)
Balances at March 31, 2023	278,657,841	$279	$224,052	$(106,303)	$118,028

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances at December 31, 2023	281,809,852	$282	$227,337	$(152,440)	$75,179
Issuance of common stock pursuant to the January 2024 Public Offering, net[1]	156,399,542	157	52,984	-	53,141
Issuance of Pre-funded Warrants, net[1]	-	-	10,208	-	10,208
Issuance of common stock pursuant to the Lantheus Investment Agreement, net[1]	56,342,355	56	20,790	-	20,846
Issuance of common stock pursuant to the March 2024 Investment Agreement, net[1]	92,009,981	92	81,927	-	82,019
Issuance of common stock pursuant to exercise of options	354,247	-	126	-	126
Share-based compensation	-	-	656	-	656
Net loss	-	-	-	(12,284)	(12,284)
Balances at March 31, 2024	586,915,977	$587	$394,028	$(164,724)	$229,891

1. See Note 3, Investments and Agreements, for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Perspective Therapeutics, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

1.
Basis of Presentation and Summary of Significant Accounting Policies

Perspective Therapeutics, Inc. (Perspective Therapeutics or the Company) (formerly known as Isoray, Inc. and Century Park Pictures Corporation) was incorporated in Minnesota in 1983. In December 2018, upon approval of a majority of stockholders, Perspective Therapeutics was redomiciled to Delaware.

On February 3, 2023, the Company completed the merger of Isoray Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company, with Viewpoint Molecular Targeting, Inc. (Viewpoint) (such transaction being the Merger). Pursuant to the Merger, the Company issued 136,545,075 shares of common stock, representing approximately 49% of its fully diluted outstanding capital stock as of the close of the Merger. Viewpoint is developing the next generation of precision-targeted alpha therapies (TAT) for oncology that have the potential to treat a large population of cancer patients across multiple tumor types, including those with metastatic disease.

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

On July 28, 2005, Isoray Medical, Inc. (Isoray) became a wholly owned subsidiary of Perspective Therapeutics pursuant to a merger. Isoray was formed under Delaware law on June 15, 2004 and on October 1, 2004 acquired two affiliated predecessor companies which began operations in 1998. On April 12, 2024, the Company completed the previously announced sale of its Cesium-131 brachytherapy business and substantially all of the assets of Isoray to GT Medical Technologies, Inc., a Delaware corporation (GT Medical) (such transaction being the GT Medical Closing). Pursuant to the GT Medical Closing, GT Medical issued to Isoray 279,516 shares of GT Medical’s common stock, par value $0.0001 per share, representing 0.5% of GT Medical’s issued and outstanding capital stock on a fully diluted basis as of the closing. Accordingly, the financial information and operating results of the Cesium-131 brachytherapy business have been presented as discontinued operations in the condensed consolidated financial statements for all periods presented. Unless otherwise noted, discussion within these notes to the condensed consolidated financial statements relates to continuing operations. For additional information, see Note 4, Discontinued Operations, in this Form 10-Q.

Isoray International LLC, a Washington limited liability company, was formed on November 27, 2007 and is a wholly owned subsidiary of Perspective Therapeutics.

The accompanying unaudited condensed consolidated financial statements are those of Perspective Therapeutics, Inc., and its wholly owned subsidiaries, referred to herein as “Perspective Therapeutics” or the “Company.” All significant intercompany accounts and transactions have been eliminated in the consolidation. In the opinion of management, all adjustments necessary for the fair statement of the condensed consolidated financial statements have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes as set forth in the Company’s Annual Report on Form 10-K for the period ended December 31, 2023 filed with the SEC on March 28, 2024 (2023 Form 10-K). Viewpoint has been consolidated since the close of the Merger. For additional information regarding the Merger, see Note 14, Merger, in this Form 10-Q.

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate for the information not to be misleading. The unaudited condensed consolidated financial statements reflect, in management’s opinion, all adjustments of a normal, recurring nature that are necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results expected for the full fiscal year or any other period.

The Company anticipates that as the result of continuing operating losses and the significant net operating losses available from prior fiscal years, its effective income tax rate for fiscal year 2024 will be 0%.

Liquidity

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company has had a history of operating losses and an absence of significant recurring cash inflows from revenue, and at March 31, 2024, the Company had cash, cash equivalents and short-term investments of $180.6 million and total accumulated deficit of $164.7 million. The Company has historically financed its operations primarily through selling equity.

The Company believes that its $180.6 million of cash, cash equivalents and short-term investments as of March 31, 2024 will enable it to fund its current planned operations into the first quarter of 2026, though it may raise additional capital through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements and/or government funding and grants. On April 11, 2024, the Company sold 35,352,461 shares of its common stock under the ATM Agreement at an average price of approximately $1.40 per common share, resulting in gross proceeds of approximately $49.5 million.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The operating plan may change as a result of many factors currently unknown to management, and there can be no assurance that the current operating plan will be achieved in the timeframe anticipated by management or at all, and the Company may need to seek additional funds sooner than anticipated. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from potential unknown factors.

Reclassifications

In addition to the discontinued operations discussed above, the Company has made certain reclassifications to prior period amounts in the condensed consolidated financial statements and accompanying notes to conform to the current period presentation. The reclassification of these items had no impact on net loss, financial position or cash flows in the current or prior periods. Specifically, accrued payroll and related taxes and accrued vacation were combined to create accrued personnel, and accrued protocol expense and accrued waste disposal are included in accounts payable and accrued expenses, all of which are presented on the condensed consolidated balance sheets and condensed consolidated statement of cash flows.

Significant Accounting Policies

The Company’s significant accounting policies and recent accounting pronouncements are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements in Item 8 of the 2023 Form 10-K. There have been no changes to the Company’s significant accounting policies, and the Company has not adopted any significant accounting policies during the three months ended March 31, 2024.

2.
Loss per Share

Basic and diluted loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding and does not include the impact of any potentially dilutive common stock equivalents. In January 2024, the Company issued pre-funded warrants in connection with a public offering (see January 2024 Public Offering in Note 3, Investments and Agreements, in this Form 10-Q). As the pre-funded warrants exercise price is nominal and there are no conditions that must be satisfied prior to their exercise, the pre-funded warrants are included in the calculation of the basic and diluted earnings per share. At March 31, 2024 and 2023, the calculation of diluted weighted average shares did not include common stock warrants or options that are potentially convertible into common stock as those would be antidilutive due to the Company’s net loss position.

Securities not considered in the calculation of diluted weighted average shares, but that could be dilutive in the future as of March 31, 2024 and 2023, were as follows (in thousands):

	March 31, 2024	March 31, 2023
Common stock warrants	4,386	6,033
Common stock options	51,649	37,870
Total potential dilutive securities	56,035	43,903

Effective upon the closing of the Merger with Viewpoint on February 3, 2023, the Company assumed 3,387,093 warrants to purchase shares of common stock with an exercise price of $0.27 per share and 24,263,424 options to purchase shares of common stock with exercise prices ranging from $0.13 to $0.30 per share.

3.
Investments and Agreements

March 2024 Private Placement with Institutional Investors

On March 4, 2024, the Company entered into an investment agreement (the March 2024 Investment Agreement) with certain accredited institutional investors (Institutional Investors) pursuant to which the Company agreed to issue and sell, in a private placement (the March 2024 Private Placement), 92,009,981 shares of the Company’s common stock, par value $0.001 per share (Common Stock), for a purchase price of $0.95 per share, representing the closing price of the Common Stock on March 1, 2024. The closing of the March 2024 Private Placement occurred on March 6, 2024.

The gross proceeds to the Company from the March 2024 Private Placement were approximately $87.4 million, before deducting fees payable to the Placement Agents (as defined below) and other estimated transaction expenses. The Company intends to use the net proceeds from the March 2024 Private Placement for general corporate and working capital purposes, which may include research and development expenditures, preclinical study and clinical trial expenditures, manufacturing expenditures, commercialization expenditures, capital expenditures, acquisitions of new technologies, products or businesses and investments.

The March 2024 Private Placement was conducted pursuant to a Placement Agency Agreement, dated March 4, 2024 (the Placement Agency Agreement), by and between the Company and Oppenheimer & Co. Inc., as representative of the placement agents named therein (the Placement Agents). Per the Placement Agency Agreement, the Company agreed to: (i) pay the Placement Agents a cash fee equal to 5.85% of the gross proceeds received by the Company from the sale of the shares; and (ii) reimburse the Placement Agents for certain fees and expenses.

Lantheus Agreements

Investment Agreement

On January 8, 2024, the Company entered into an investment agreement (the Lantheus Investment Agreement) with Lantheus Alpha Therapy, LLC, a Delaware limited liability company and wholly owned subsidiary of Lantheus Holdings, Inc. (Lantheus), pursuant to which the Company agreed to sell and issue to Lantheus in a private placement transaction certain shares (the Lantheus Shares) of the Company’s Common Stock. The closing of the purchase and sale of the Lantheus Shares to Lantheus by the Company (the Lantheus Closing) was subject to the Company raising at least $50.0 million of gross proceeds (excluding Lantheus’ investment) in a qualifying third-party financing transaction, which occurred on January 22, 2024.

The number of Lantheus Shares sold was 56,342,355, representing 19.99% of the outstanding shares of Common Stock as of January 8, 2024. Pursuant to the Lantheus Investment Agreement, the Company agreed to cooperate in good faith to negotiate and enter into a registration rights agreement with Lantheus, obligating the Company to file a registration statement on Form S-3 with the SEC to register for resale the Lantheus Shares issued at the Lantheus Closing. The Company filed the Form S-3 on March 29, 2024, and the SEC declared it effective on April 9, 2024 (File No. 333-278362).

The Lantheus Investment Agreement also contains agreements of the Company and Lantheus whereby Lantheus is provided certain board observer and information rights of the Company, as well as standstill provisions prohibiting Lantheus from taking certain actions for a specified period of time, subject to certain exceptions.

The Lantheus Investment Agreement also provides Lantheus with certain pro rata participation rights to maintain its ownership position in the Company in the event that the Company makes any public or non-public offering of any equity or voting interests in the Company or any securities that are convertible or exchangeable into (or exercisable for) equity or voting interests in the Company, subject to certain exceptions.

Pursuant to the Lantheus Investment Agreement, the Company is required to notify Lantheus within 10 business days of the end of a fiscal quarter in which the Company issued shares of Common Stock pursuant to that certain At Market Issuance Sales Agreement among the Company, Oppenheimer & Co. Inc., B. Riley Securities, Inc., and JonesTrading Institutional Services LLC dated November 17, 2023 (the ATM Agreement), of (i) the number of shares of Common Stock issued during such fiscal quarter pursuant to the ATM Agreement and (ii) the average price per share received by the Company before commissions (the ATM Average Price). Upon receipt of such notice, Lantheus may elect, at its option, to purchase all or a portion of its Pro Rata Portion (as defined in the Lantheus Investment Agreement) of such shares at an aggregate price equal to the number of shares purchased multiplied by the ATM Average Price for such quarter (the ATM Participation Right). Pursuant to the Lantheus Investment Agreement, Lantheus may not exercise the ATM Participation Right more than two times per calendar year.

Asset Purchase Agreement

On January 8, 2024, the Company entered into an Asset Purchase Agreement (the Progenics APA) with Progenics Pharmaceuticals, Inc., a Delaware corporation (Progenics) and affiliate of Lantheus, pursuant to which the Company acquired certain assets and the associated lease of Progenics’ radiopharmaceutical manufacturing facility in Somerset, New Jersey for a purchase price of $8.0 million in cash. The transactions contemplated by the Progenics APA closed on March 1, 2024.

Option Agreement

On January 8, 2024, the Company entered into an option agreement (the Option Agreement) with Lantheus whereby Lantheus was granted an exclusive option to negotiate an exclusive, worldwide, royalty- and milestone-bearing right and license to [212Pb]VMT-α-NET, the Company’s clinical-stage alpha therapy developed for the treatment of neuroendocrine tumors. If good-faith negotiations fail, Lantheus has a one-year right to reenter negotiations if a third party offers to purchase or license the [212Pb]VMT-α-NET program.

Additionally, Lantheus has a right to co-fund the Investigational New Drug (IND) application, enabling studies for early-stage therapeutic candidates targeting prostate-specific membrane antigen and gastrin-releasing peptide receptor and, prior to IND filing, a right to negotiate for an exclusive license to such candidates. In consideration of the rights granted by the Company to Lantheus pursuant to the Option Agreement, Lantheus paid to the Company a one-time payment of $28.0 million, subject to certain withholding provisions associated with the closing of the Progenics APA.

Under the terms of the Option Agreement, Lantheus also has a right of first offer and last look protections for any third-party merger and acquisition transactions involving the Company for a 12-month period beginning on January 8, 2024.

The Company determined that the Option Agreement should be accounted for as a research and development arrangement in accordance with ASC 730-20, Research and Development Arrangements, as Lantheus held approximately 19.9% of the Company’s outstanding common stock at March 31, 2024. The Option Agreement contains no repayment provisions, does not create any obligation to enter into any license, transfer or sale agreements with Lantheus, and does not restrict the use of the funds in any way.

Accordingly, the balance sheet reports current and long-term liabilities related to these options under the caption, “Deferred Income.” The values for each distinct option within the Option Agreement were determined by estimating the fair value of each distinct option by a third-party valuation firm and the liabilities will be recognized as income in the condensed consolidated statement of operations as the various options expire.

January 2024 Public Offering

On January 17, 2024, the Company entered into an underwriting agreement (the Underwriting Agreement) with Oppenheimer & Co. Inc., as representative of the underwriters named therein (the Underwriters), in connection with its previously announced underwritten public offering (the Public Offering) of 132,075,218 shares (the Public Shares) of the Company's Common Stock and, in lieu of Public Shares to certain investors, pre-funded warrants (the Pre-funded Warrants) to purchase 30,086,944 shares of Common Stock. The price to the public for the Public Shares was $0.37 per Public Share, and the price to the public for the Pre-funded Warrants was $0.369 per Pre-funded Warrant, which represents the per share price for the Public Shares less the $0.001 per share exercise price for each such Pre-funded Warrant. Under the terms of the Underwriting Agreement, the Company granted the Underwriters an option, exercisable for 30 days, to purchase up to an additional 24,324,324 shares of Common Stock at the same price per share as the Public Shares, which was fully exercised by the Underwriters on January 18, 2024. The Public Offering closed on January 22, 2024.

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

The Public Offering was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-275638), declared effective by the SEC on December 14, 2023, a base prospectus dated December 14, 2023, and the related prospectus supplement dated January 17, 2024.

The Pre-funded Warrants are exercisable at any time after the date of issuance. The exercise price and the number of shares of Common Stock issuable upon exercise of each Pre-funded Warrant are subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock as well as upon any distribution of assets, including cash, stock or other property, to the Company’s stockholders. The Pre-funded Warrants will not expire and are exercisable in cash or by means of a cashless exercise. A holder of Pre-funded Warrants may not exercise such Pre-funded Warrants if the aggregate number of shares of Common Stock beneficially owned by such holder, together with its affiliates, would beneficially own more than 4.99% of the issued and outstanding shares of Common Stock following such exercise, as such percentage ownership is determined in accordance with the terms of the Pre-funded Warrants. A holder of Pre-funded Warrants may increase or decrease this percentage not in excess of 19.99% by providing at least 61 days’ prior notice to the Company.

ATM Agreement

The Company has an At Market Issuance Sales Agreement (ATM Agreement) with Oppenheimer & Co., Inc., B. Riley Securities, Inc. and JonesTrading Institutional Services LLC, dated November 17, 2023, to create an "at-the-market" equity program under which it may offer and sell shares of its common stock, from time to time.

On November 17, 2023, the Company filed a shelf registration statement on Form S-3 with the SEC (File No. 333-275638) and accompanying base prospectus, declared effective by the SEC on December 14, 2023, for the offer and sale of up to $200 million of its securities (December 2023 Registration Statement). Also on November 17, 2023, the Company filed a prospectus supplement with the SEC in connection with the offering of up to $50 million of shares of its common stock pursuant to the ATM Agreement under the

December 2023 Registration Statement. In December 2023, the Company sold 1,238,826 shares under the ATM Agreement at an average price of approximately $0.303 per common share for gross proceeds of approximately $0.4 million.

On April 11, 2024, the Company sold 35,352,461 shares of its common stock under the ATM Agreement at an average price of approximately $1.40 per common share, resulting in gross proceeds of approximately $49.5 million.

For additional information related to the various agreements discussed above, see Note 20, Subsequent Events, in the Company’s 2023 Form 10-K.

4.
Discontinued Operations

On April 12, 2024 (GT Medical Closing Date), the Company completed the sale of substantially all of the assets (GT Medical Closing) of Isoray to GT Medical. Previously, the Company announced that on December 7, 2023, Isoray entered into an Asset Purchase Agreement (GT Medical APA) by and among Isoray, the Company, and GT Medical pursuant to which Isoray would sell to GT Medical, and GT Medical would purchase from Isoray, all of Isoray’s right, title and interest in and to substantially all of the assets of Isoray related to Isoray’s commercial Cesium-131 business (the Business) including equipment, certain contracts, inventory and intellectual property. Subject to limited exceptions set forth in the GT Medical APA, GT Medical did not assume the liabilities of Isoray.

Pursuant to the terms of, and subject to the conditions specified in, the GT Medical APA, at the GT Medical Closing, (i) GT Medical issued to Isoray 279,516 shares of GT Medical’s common stock, par value $0.0001 per share, representing 0.5% of GT Medical’s issued and outstanding capital stock on a fully diluted basis as of the GT Medical Closing Date and (ii) Isoray has the right to receive, and GT Medical is obligated to pay, certain cash royalty payments during each of the first four years beginning upon the GT Medical Closing Date (each such year, a Measurement Period), as summarized below:

•
with respect to GT Medical’s net sales of Cesium 131 brachytherapy seeds for cases that do not utilize GT Medical’s GammaTile Therapy: (a) if such net sales for a Measurement Period are $10 million or less, 3.0% of such net sales; (b) if such net sales for a Measurement Period are greater than $10 million and less than $15 million, 4.0% of such net sales; and (c) if such net sales for a Measurement Period are $15 million or more, 5.0% of such net sales; and
•
with respect to GT Medical’s net sales of GT Medical’s GammaTile Therapy utilizing Cesium 131 brachytherapy seeds: 0.5% of such net sales for a Measurement Period.

In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the following table presents the major classes of assets and liabilities of discontinued operations of the Business reported in the condensed consolidated balance sheets and prior year amounts have been reclassified.

	March 31, 2024	December 31, 2023
(in thousands)
Assets held for sale of discontinued operations, current
Inventory	$3,121	$3,148
Prepaid expenses and other current assets	169	169
Property and equipment, net	1,263	1,263
Right-of-use asset, net	676	676
Other assets, net	37	45
Total current assets held for sale of discontinued operations	$5,266	$5,301

Liabilities held for sale of discontinued operations, current
Lease liability	$677	$677
Asset retirement obligation	225	225
Loss recognized on classification as held for sale	4,168	4,170
Total current liabilities of discontinued operations	$5,070	$5,072

The following table presents the components of discontinued operations in relation to the Business reported in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2024	2023

Sales, net	$1,973	$1,830
Cost of sales	1,402	1,576
Gross profit	571	254

Operating expenses:
Research and development	48	548
Sales and marketing	803	812
General and administrative	181	360
Total operating expenses	1,032	1,720

Net loss from discontinued operations	$(461)	$(1,466)

The Company determined the loss recognized on classification as held for sale by identifying the assets and liabilities that are included in the GT Medical APA and are included in the table above. Additionally, the loss recognized on classification as held for sale was determined using the estimated fair value of the GT Medical stock of $0.2 million received less than the carrying value of the net assets sold. The fair value of the stock received was determined based on information provided to the Company by GT Medical from a current valuation study that was prepared for them. Excluded from the calculation of the loss are contingent royalties that could be received from future sales.

Certain amounts included in the unaudited condensed consolidated statements of cash flows related to the discontinued operations are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023

Depreciation	$-	$55
Amortization	-	9
Share-based compensation	34	386
Additions to property and equipment	-	56

For the three months ended March 31, 2024 and 2023, there was no provision (benefit) for income taxes recorded related to the discontinued operations. Additionally, the Company is in a loss position and has recorded a full valuation allowance for the deferred tax assets associated with the discontinued operations.

5.
Property and Equipment

Property and equipment consists of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023

Building	$1,770	$1,770
Land	1,283	1,283
Equipment	8,563	2,683
Leasehold improvements	3,369	179
Other[1]	332	330
Property and equipment	15,317	6,245
Less accumulated depreciation	(1,015)	(669)
Property and equipment, net	$14,302	$5,576

1.
Property and equipment not placed in service are items that meet the capitalization threshold, or which management believes will meet the threshold at the time of completion and which have yet to be placed into service as of the date of the balance sheets and, therefore, no depreciation expense has been recognized.

6.
Goodwill and Other Intangible Assets

Goodwill

The carrying amount of goodwill as of both March 31, 2024 and December 31, 2023 was $24.1 million and has been recorded in connection with the Company’s Merger of Viewpoint in February 2023. The Company tests goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of its assets. No testing was deemed necessary during the three months ended March 31, 2024.

Other intangible assets, net consists of the following (in thousands):

	March 31, 2024
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

7.
Held-to-Maturity Investments

The following table summarizes the carrying values and fair values of the Company’s financial instruments (in thousands):

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Level 1)
U.S. Treasury Bills	$38,531	$-	$(12)	$38,519

The Company has investments in U.S. Treasury Bills, some of which mature over a period greater than 90 days and are classified as short-term investments. The U.S. Treasury Bills are carried at amortized cost and classified as held-to-maturity as the Company has the intent and the ability to hold them until they mature. The carrying value of the U.S. Treasury Bills are adjusted for accretion of discounts over the remaining life of the investment. Income related to the U.S. Treasury Bills is recognized in interest income in the Company’s condensed consolidated statement of operations. The U.S. Treasury Bills are classified within Level 1 of the fair value hierarchy. Based on its analysis of the held-to-maturity securities, the Company determined the gross unrealized losses were primarily due to changes in interest rates and not due to credit risks. As such, the Company did not record a credit allowance as of March 31, 2024. As of December 31, 2023, the Company had no held-to-maturity investments, and no held-to-maturity investments were presented in cash and cash equivalents on its condensed consolidated balance sheet.

8.
Fair Value Measurements

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 - Observable inputs such as quoted prices in active markets;

Level 2 - Inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-driven valuations in which all significant inputs are observable or can be derived principally from, or corroborated with, observable market data; and

Level 3 - Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Below is a summary of the Company’s cash equivalents and short-term investments that were measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	March 31, 2024
	Level 1	Estimated Fair Value
Cash equivalents
Money market fund[1]	$97,620	$97,620
U.S. Treasury Bills[1]	40,362	40,362
Total cash equivalents	137,982	137,982
Short-term investments[2]	38,519	38,519
Total cash equivalents and short-term investments	$176,501	$176,501
1.
Included within cash and cash equivalents in the condensed consolidated balance sheet.
2.
For additional information related to our short-term investments, see Note 7, Held-to-Maturity Investments.

There were no Level 2 or Level 3 financial instruments measured at fair value on a recurring basis at March 31, 2024, and the Company did not have any financial instruments measured at fair value on a recurring basis at December 31, 2023.

9.
Share-Based Compensation

The following table presents the share-based compensation expense recognized for all share-based compensation arrangements during the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023

Research and development expenses	$263	$155
General and administrative expenses	359	827
Total share-based compensation	$622	$982

10.
Commitments and Contingencies

The Company has been in settlement negotiations with a representative for six stockholder plaintiff firms alleging the Company violated Delaware law in its preliminary proxy statement that was disseminated to stockholders in November 2022 for the Company’s annual meeting held in December 2022. Based on these settlement negotiations to date, the Company estimates that it will settle for no more than an aggregate of $0.2 million and, therefore, recorded an estimated liability of $0.2 million as of December 31, 2023. There was no change in the estimate as of March 31, 2024. This balance is included in accrued expenses on the unaudited condensed consolidated balance sheets.

11.
Related Parties

In connection with the Lantheus Investment Agreement entered into with Lantheus on January 8, 2024, the Company agreed to sell and issue the Lantheus Shares. The number of Lantheus Shares sold was 56,342,355, representing 19.99% of the outstanding shares of Common Stock as of January 8, 2024.

On January 8, 2024, the Company entered into the Progenics APA with Progenics, an affiliate of Lantheus, for a purchase price of $8.0 million. On March 1, 2024, the Company closed on the transactions contemplated by the Progenics APA.

On March 4, 2024, the Company entered into the March 2024 Investment Agreement in which the Company agreed to issue and sell 92,009,981 of the Company’s Common Stock. Lantheus, a significant shareholder of the Company, purchased part of the shares issued to increase their ownership percentage to approximately 19.9% in the Company following the closing of the March 2024 Investment Agreement on March 6, 2024.

For additional information regarding the Lantheus Investment Agreement, the Progenics APA and the March 2024 Investment Agreement, see Note 3, Investments and Agreements.

12.
Leases

The Company accounts for its leases under ASC 842, Leases. The Company acquired a lease from Progenics, an affiliate of Lantheus, for a production facility in Somerset, New Jersey effective on March 1, 2024 (see Asset Purchase Agreement in Note 3, Investments and Agreements, in this Form 10-Q). The lease terminates on November 29, 2028. Upon entering into this lease, the Company recognized a right-of-use asset and lease liability of approximately $0.3 million on the balance sheet based upon the present value of the future base payments discounted at an 8% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit discount rate. The weighted average remaining term and discount rate as of March 31, 2024 was 4.7 years and 8%, respectively.

On July 1, 2023, the Company entered into a lease with Unico Properties LLC for office space in Seattle, Washington that terminates in October 2028. Upon entering into this lease, the Company recognized a right-of-use asset and lease liability of approximately $0.8 million on the balance sheet based upon the present value of the future base payments discounted at an 8% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit discount rate. The weighted average remaining term and discount rate as of March 31, 2024 was 4.6 years and 8%, respectively.

The Company’s operating lease expense for the three months ended March 31, 2024 was de minimis, and there was no operating lease expense for three months ended March 31, 2023.

The following table presents the future operating lease payments and lease liability included on the condensed consolidated balance sheet related to the Company’s operating leases as of March 31, 2024 (in thousands):

Year Ending December 31,
2024 (remaining nine months)	$147
2025	329
2026	324
2027	320
2028	283
Total	1,403
Less: imputed interest	(238)
Total lease liability	1,165
Less current portion	(128)
Non-current lease liability	$1,037

Asset Retirement Obligation

The Company has an asset retirement obligation (ARO) associated with the facility it leased in Richland, Washington. This lease is included in the GT Medical APA and was assigned to GT Medical upon the GT Medical Closing, which occurred on April 12, 2024. As such, this liability is no longer reported as an ARO in the Company’s condensed consolidated financial statements as of March 31, 2024 and December 31, 2023. However, the Company maintains the estimated liability in its condensed consolidated financial statements related to hazardous waste removal. The estimated liability at each of March 31, 2024 and December 31, 2023 was $0.5 million and is included within the accounts payable and accrued expenses in the condensed consolidated balance sheets.

13.
Notes Payable

The Company assumed two notes payable effective upon the closing of the Merger with Viewpoint on February 3, 2023. On July 19, 2019, Viewpoint entered in a promissory note agreement with the Iowa Economic Development Authority (IEDA) for $0.1 million at 3% interest rate to be paid over 36 monthly payments beginning on the first day of the first month following Viewpoint closing on a $1.0 million equity fundraising round. Final payment was paid in September 2023. The loan was granted as a form of financial assistance to Viewpoint from IEDA.

On December 29, 2022, Viewpoint obtained a promissory note in the amount of $1.7 million for the purpose of purchasing land and a building in Coralville, Iowa. The note bears interest at 6.15% per annum and is collateralized by the property. The note requires monthly principal and interest payments, and a balloon payment of approximately $1.5 million is due on December 29, 2027.

Note payable as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023

Note payable	$1,713	$1,725
Less: current portion	(50)	(49)
Note payable, long-term portion	$1,663	$1,676

The following table presents the future principal payments included on the condensed consolidated balance sheet related to the Company’s note payable as of March 31, 2024 (in thousands):

Years ending December 31:
2024 (remaining nine months)	$37
2025	52
2026	55
2027	1,569
Total	$1,713

14.
Merger

On February 3, 2023, the Company acquired 100% of the issued and outstanding equity and voting shares of Viewpoint Molecular Targeting, Inc. in exchange for 136,545,075 shares of the Company's common stock with a fair value of $54.6 million based on the closing market price of $0.40 per share on the acquisition date. At the closing of the Merger, the Company forgave the note receivable entered into in November 2022 and the associated accrued interest with Viewpoint that was included in the note receivable. The total amount forgiven was $6.2 million, representing the $6.0 million loan and $0.2 million accrued interest. The Company also assumed all of Viewpoint’s outstanding stock options and warrants as of the Merger date.

Viewpoint is developing the next generation of TAT for oncology that have the potential to treat a large population of cancer patients across multiple tumor types, including those with metastatic disease. By leveraging its proprietary TAT platform, Viewpoint aims to develop alpha-emitting radiopharmaceuticals that can be attached to targeting peptides to deliver the radioactive payload directly to difficult to treat tumors. The Merger was completed to provide the Company with a new isotope in a larger market.

The Company accounted for the transaction as a business combination in accordance ASC 805, Business Combinations. The Company has performed an allocation of the purchase price paid for the assets acquired and the liabilities assumed with the assistance of an independent valuation firm. The Viewpoint purchase price consideration and allocation to net assets acquired is presented below (in thousands except for share price):

Fair value of consideration transferred
Perspective Therapeutics common stock issued (136,545,075 X $0.40)	$54,618
Assumption of Viewpoint stock options and warrants at fair value	7,836
Note receivable and interest from Viewpoint forgiven	6,171
Total fair value of consideration transferred	$68,625

Recognized amounts of identifiable net assets acquired
Assets acquired
Cash and cash equivalents	$2,699
Grants receivable	95
Prepaid expenses	396
Property and equipment	5,050
Right of use asset	10
Intangible assets, in-process research and development	50,000
Other assets	316
Total assets acquired	58,566

Liabilities assumed
Accounts payable and accrued expenses	2,968
Lease liability	10
Accrued payroll and related taxes	1,642
Accrued vacation	333
Notes payable	1,807
Deferred tax liability	7,243
Total liabilities assumed	14,003

Net assets acquired, excluding goodwill	44,563
Total purchase price consideration	68,625

Goodwill	$24,062

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

Upon completion of the Merger, Viewpoint became a wholly owned subsidiary of the Company and its results of operations have been included in the Company’s condensed consolidated financial statements.

The results of operations for Viewpoint since the closing date have been included in the Company’s condensed consolidated financial statements for the three months ended March 31, 2024 and 2023 and include grant revenue of approximately $0.3 million and $0.2 million of grant revenue, respectively, and operating loss of $12.6 million and $3.8 million, respectively.

The pro forma financial information below represents the combined results of operations as if the acquisition had occurred on January 1, 2023, the beginning of the comparable prior year reporting period. The unaudited pro forma financial information is presented for informational purposes only and is neither indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the period presented nor indicative of future operating results.

The information below reflects certain nonrecurring pro forma adjustments for the three months ended March 31, 2023 that were directly related to the business combination based on available information and certain assumptions that we believe are reasonable:

Three Months Ended March 31, 2023
(in thousands)
Revenue	$317
Net loss	(6,674)

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (Form 10-Q), with our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (SEC) on March 28, 2024 (2023 Form 10-K) and with other filings we have made with the SEC. As discussed under the heading “Cautionary Note Regarding Forward-Looking Statements,” this discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and involves numerous risks and uncertainties, including but not limited to those described under the heading “Risk Factors” in our 2023 Form 10-K that may cause actual results to differ materially from those described in or implied by any forward-looking statements. Unless the context otherwise requires, references in these notes to “the Company,” “Perspective,” “we,” “us,” and “our” except where the context requires otherwise, refer to Perspective Therapeutics, Inc. and its subsidiaries. References to “Viewpoint” refer to Viewpoint Molecular Targeting, Inc., a wholly owned subsidiary, and references to “Isoray” refer to Isoray Medical, Inc., a wholly owned subsidiary.

Overview

We are developing the next generation of precision-targeted alpha therapies (TAT) for oncology that have the potential to treat a large population of cancer patients across multiple tumor types, including those with metastatic disease. By leveraging our proprietary TAT platform, we aim to develop alpha-emitting radiopharmaceuticals that can be attached to targeting peptides to deliver the radioactive payload directly to difficult-to-treat tumors. The foundation of our TAT platform is our Pb-specific chelator (PSC) and peptide linker technology, which is designed to enable us to connect our alpha-emitting isotope of choice, Lead-212 (212Pb or Pb-212), to a desired targeting peptide to deliver radiation directly to cancer cells. Unlike commercially available chelators and linkers, our proprietary PSC and peptide linker have shown, in preclinical studies, the differentiated ability to promote enhanced clearance of the non-tumor localized 212Pb payload without sacrificing the uptake of the alpha particle into the tumor. Rapid clearance of the alpha-emitting isotope from normal tissues is important to enhance tolerability and widen the therapeutic window of our program candidates. We are also developing complementary diagnostics that utilize the same targeting peptide and imaging isotopes such as Lead-203 (203Pb or Pb-203), Gallium-68 (68Ga or Ga-68) or Copper-64 (64Cu or Cu-64) to provide the opportunity to understand which patients may respond to targeted therapy.

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

We utilized our TAT platform to discover, design and develop our initial programs, VMT-α-NET and VMT01, which are currently in ongoing Phase 1 clinical trials, and we plan to continue to leverage our platform to assess the potential of and develop multiple additional pipeline programs. Using our proprietary platform technology, VMT-α-NET and VMT01 are engineered to target cancer-specific receptors on tumor cells. [212Pb]VMT-α-NET is a TAT in development for patients with unresectable or metastatic somatostatin receptor type 2 (SSTR2)-expressing tumors who have not previously received peptide-targeted radiopharmaceutical therapy, such as Lutathera. The Company has initiated dosing of nine patients in Cohorts 1 and 2 of its Phase 1/2a study of [212Pb]VMT-α-NET in patients with unresectable or metastatic SSTR2-expressing NETs. A total of seven patients received activities of 185 MBq (5mCi) of [212Pb]VMT-α-NET in Cohort 2. [212Pb]VMT01 is a TAT in development for second-line or later treatment of patients with progressive MC1R-positive metastatic melanoma. In January 2024, we announced that we began patient recruitment for the second dosing cohorts (Cohort 2) in clinical studies for both [212Pb]VMT-α-NET and [212Pb]VMT01, after the safety monitoring committees for each study unanimously recommended moving forward. In addition, the first patient in Cohort 2 of the [212Pb]VMT01 study was already dosed. In April 2024, we announced the selection of [212Pb]VMT-α-NET for the treatment of certain patients with neuroendocrine tumors by the U.S. Food and Drug Administration to participate in the Chemistry, Manufacturing, and Controls (CMC) Development and Readiness Pilot (CDRP) Program. As of May 15, 2024, we continue to dose patients in Cohort 1 and in Cohort 2 of the Phase 1/2a clinical study of [212Pb]VMT01 in patients with progressive MC1R-positive metastatic melanoma. As of March 31, 2024 [212Pb]VMT01 was well tolerated with no unexpected adverse events. Applicants for inclusion in the CDRP Program are required to submit planned CMC tasks and activities intended to yield complete CMC data and information to be included in a marketing application, such as plans for ensuring product availability for commercial launch. We were informed by the investigator that updated results from 12 patients have been accepted for presentation at the Society of Nuclear Medicine and Molecular Imaging meeting taking place during June 8 - 11, 2024 in Toronto.

We have had recurring losses since inception. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance and expand preclinical activities, clinical trials and potential commercialization of our product candidates. Our costs will also increase as we:

•
continue the development of our clinical-stage metastatic melanoma tumor and neuroendocrine tumor assets, including VMT01 and VMT-α-NET;

•
continue the development of our other program candidates;
•
continue to initiate and progress other supporting studies required for regulatory approval of our program candidates;
•
initiate preclinical studies and clinical trials for any additional indications for our current program candidates and any future program candidates that we may pursue;
•
continue to build our portfolio of program candidates through the acquisition or in-license of additional program candidates or technologies;
•
continue to develop, maintain, expand and protect our intellectual property portfolio;
•
pursue regulatory approvals for our current and future program candidates that successfully complete clinical trials;
•
continue to build our manufacturing capabilities through facility acquisitions;
•
support our marketing and distribution infrastructure to commercialize any future program candidates for which we may obtain marketing approval; and
•
hire additional clinical, medical and development personnel.

As of March 31, 2024, we had cash, cash equivalents and short-term investments of $180.6 million. We believe our cash, cash equivalents and short-term investments will be sufficient to fund our current operations for at least the next 12 months from the date the consolidated financial statements in this report were issued and into the first quarter of 2026. On April 11, 2024, we sold 35,352,461 shares of our common stock under the ATM Agreement at an average price of approximately $1.40 per common share, resulting in gross proceeds of approximately $49.5 million. Monthly operating expenses are budgeted to increase for research and development and general and administrative expenses in 2024 as management works to implement its strategy to advance our two clinical assets, VMT01 and VMT-α-NET, in their clinical trials and to progress our preclinical assets towards clinical trials. Management anticipates a significant increase of expenses, particularly in research and development, as it undertakes these activities in 2024.

Brachytherapy Divestiture

On April 12, 2024 (GT Medical Closing Date), we completed the sale of substantially all of the assets (GT Medical Closing) of Isoray to GT Medical. As previously disclosed, on December 7, 2023, we entered into an Asset Purchase Agreement (the GT Medical APA) with Isoray and GT Medical Technologies, Inc. (GT Medical). Pursuant to the GT Medical APA, Isoray sold to GT Medical, and GT Medical purchased from Isoray, all of Isoray’s right, title and interest in and to substantially all of the assets of Isoray related to Isoray’s commercial Cesium-131 business including equipment, certain contracts and leases, inventory and intellectual property. Subject to limited exceptions set forth in the GT Medical APA, GT Medical did not assume the liabilities of Isoray.

Pursuant to the terms of, and subject to the conditions specified in, the GT Medical APA, at the GT Medical Closing, (i) GT Medical issued to Isoray 279,516 shares of GT Medical’s common stock, par value $0.0001 per share, representing 0.5% of GT Medical’s issued and outstanding capital stock on a fully diluted basis (excluding Series C-1 warrants which, if exercised, will reduce Isoray's ownership to 0.44% of GT Medical's issued and outstanding capital stock on a fully diluted basis) as of the GT Medical Closing Date and (ii) Isoray has the right to receive, and GT Medical is obligated to pay, certain cash royalty payments during each of the first four years beginning upon the GT Medical Closing Date (each such year, a Measurement Period), as summarized below:

•
with respect to GT Medical’s net sales of Cesium 131 brachytherapy seeds for cases that do not utilize GT Medical’s GammaTile Therapy: (a) if such net sales for a Measurement Period are $10 million or less, 3.0% of such net sales; (b) if such net sales for a Measurement Period are greater than $10 million and less than $15 million, 4.0% of such net sales; and (c) if such net sales for a Measurement Period are $15 million or more, 5.0% of such net sales; and
•
with respect to GT Medical’s net sales of GT Medical’s GammaTile Therapy utilizing Cesium 131 brachytherapy seeds: 0.5% of such net sales for a Measurement Period.

As a result of the transaction, we have effectively exited the brachytherapy segment and will now focus exclusively on our radiopharmaceutical development segment, our only operating segment and reporting segment. The sale of the brachytherapy segment represents a strategic shift that will have a major effect on our operations. We accounted for the transaction as discontinued operations on the date the divestiture was announced. Accordingly, we are reporting the results of the brachytherapy segment operations and cash flows, and balance sheet classifications for the current and comparative periods as discontinued operations. Prior to the consummation of the sale, we were neither actively marketing the brachytherapy business for sale nor had intentions to abandon it and, as a result, did not present the results as assets held for sale or discontinued operations in prior filings.

For additional information regarding our brachytherapy divestiture, see our Forms 8-K filed with the SEC on December 12, 2023, April 3, 2024 and April 16, 2024.

Recent Licensing and Clinical Trial Collaboration Agreements; Manufacturing Facility Acquisition

In January 2024, we entered into an exclusive in-licensing of Stony Brook University’s Cuburbit[7]uril-admantane (CB7-Adma) pre-targeting platform which covers the global intellectual property rights. Pre-targeting using the CB7-Adma platform involves two steps. First, an antibody that binds with high specificity to a cancer-specific protein is administered via intravenous injection. This antibody is chemically modified to include the CB7 chemical entity and accumulates over time at the tumor site. Then, a radionuclide held tightly by our proprietary chelator attached to an Adma group is administered. The Adma group binds to the CB7 group that was previously attached to the cancerous cells with remarkable specificity, delivering radiation dose selectively to the tumor sites. Central to this innovation is CB7-Adma (host-guest) complex formation, driving the interaction between the antibody and radioligand. The chosen host-guest pair, CB7-Adma, demonstrates promising in vivo stability, modularity and low immunogenicity. The platform's potential was validated through in vivo profiling of ligands, employing a CB7-modified CEA targeting antibody. The agreement with Stony Brook University will expire on the later of the expiration date of the last to expire licensed patents or 20 years from the date of the first sale of a product utilizing the intellectual property.

In March 2024, we announced a clinical trial collaboration agreement with Bristol Myers Squibb to evaluate the safety and tolerability of [212Pb]VMT01 in combination with Bristol Myers Squibb’s nivolumab in patients with histologically confirmed melanoma and positive MC1R imaging scans. This combination study is an amendment to our ongoing Phase1/2a study of [212Pb]VMT01 in patients with metastatic melanoma.

In March 2024, we acquired the assets and associated lease of Lantheus’ radiopharmaceutical manufacturing facility in Somerset, New Jersey. We believe we will be able to convert the facility, which has three production suites, to manufacture finished radiopharmaceutical product. As a cGMP compliant facility, we intend to utilize the facility to manufacture clinical supply of high quality 203Pb-labeled tumor-specific peptides to visualize and diagnose tumors, and 212Pb-labeled radiopharmaceuticals to treat target tumors with TAT. Moreover, with its three cGMP suites at the facility, we expect to have the capacity to meet future clinical trial and commercial demands at major cancer treatment centers throughout the Northeastern U.S. We intend to continue to expand our manufacturing and supply network during 2024 as we anticipate increasing our clinical trial activities.

Viewpoint Merger

On February 3, 2023, we completed the merger of Isoray Acquisition Corp., a Delaware corporation and wholly owned subsidiary of ours, with Viewpoint Molecular Targeting, Inc. (Viewpoint) (such transaction being the Merger). Pursuant to the Merger, we issued 136,545,075 shares of common stock, representing approximately 49% of our fully diluted outstanding capital stock as of the closing of the Merger. Viewpoint is developing the next generation of precision-targeted alpha therapies (TAT) for oncology that have the potential to treat a large population of cancer patients across multiple tumor types, including those with metastatic disease.

For additional information regarding the Merger, see our Forms 8-K filed with the SEC on September 28, 2022 and on February 6, 2023, and our Form 8-K/A filed with the SEC on April 21, 2023.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. Actual results may differ from these estimates under different assumptions or conditions and could, therefore, differ materially from those estimates if actual conditions differ from our assumptions. The accounting policies and related risks described in Part II, Item 7 and Note 2, Accounting Policies, to the consolidated financial statements included in Part II, Item 8 of the Company’s 2023 Form 10-K are those that depend most heavily on these judgments and estimates. As of March 31, 2024, there have been no material changes to any of the critical accounting policies and estimates contained therein.

Results of Operations

We previously presented our results in two segments: Drug Operations and Brachytherapy. Due to the divestiture of all of the brachytherapy segment to GT Medical and the classification of the assets and operations of the brachytherapy segment as discontinued operations in our condensed consolidated financial statements, we have now determined that we operate in only one segment. As a result, the following does not include a discussion of the results of our discontinued operations. For additional information regarding our discontinued operations, see Note 4, Discontinued Operations, to the condensed consolidated financial statements in this Form 10-Q.

The following table sets forth our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023	Change

Grant revenue	$325	$233	$92

Operating expenses:
Research and development expenses	7,452	3,309	4,143
General and administrative expenses	5,878	6,663	(785)
Loss on disposal of property and equipment	-	22	(22)
Total operating expenses	13,330	9,994	3,336

Operating loss	$(13,005)	$(9,761)	$(3,244)

Grant Revenue

Our alpha-therapy business is pre-revenue and, accordingly, none of the revenues reflect sales of any of these products which are still under development. Grant revenues of $0.3 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively, are derived from our work for the National Institutes of Health.

Operating Expenses

Research and development

Research and development expenses consisted primarily of the costs related to employee and third-party research and development activities. Contributing to the increase of $4.1 million from $3.3 million for the three months ended March 31, 2023 to $7.5 million for the three months ended March 31, 2024 were the increased costs related to the development of our TAT drug programs gained through the merger with Viewpoint.

Management believes that research and development expenses will increase as we continue to invest in the development of new drugs and products in the alpha-emitter space and to expand our manufacturing capabilities through additional facility acquisitions.

General and administrative expenses

General and administrative expenses consist primarily of the costs related to the executive, finance, human resources and information technology functions of the Company.

General and administrative expenses for the three months ended March 31, 2024 were $5.9 million, compared to $6.7 million for the three months ended March 31, 2023, a decrease of $0.8 million. The decrease of general and administrative expenses in the first quarter of 2024 relates to the Merger expenses incurred in the first quarter of 2023, offset by increased personnel costs and professional fees related to corporate legal and consulting services. Management believes that our general and administrative expenses will continue to increase as we increase our headcount to support the continued development of our program candidates.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. We have historically financed our operations primarily through selling equity to investors. During the three months ended March 31, 2024, we entered into various agreements and raised approximately $177.2 million in gross proceeds. The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in) operating activities	$13,848	$(9,723)
Net cash (used in) provided by investing activities	(47,297)	25,262
Net cash provided by (used in) financing activities	166,328	(80)
Net increase in cash and cash equivalents	$132,879	$15,459

Cash flows from operating activities

Net cash provided by operating activities in the three months ended March 31, 2024 was primarily due to amounts received pursuant to the Option Agreement of $28.0 million, partially offset by a net loss of approximately $12.3 million, net of approximately $0.6 million for non-cash activities, such as share-based compensation, depreciation expense and accrued interest on short-term investments, and a decrease of $2.6 million in accrued expenses and accounts payable.

Net cash used in operating activities in the three months ended March 31, 2023 was primarily due to a net loss of approximately $0.4 million, net of approximately $8.9 million in adjustments for non-cash activity such as share-based compensation, depreciation and amortization expense, accretion of asset retirement obligation, loss on property and equipment disposals and changes in deferred taxes. Changes in operating assets and liabilities contributed approximately $0.4 million to the cash used by operating activities; decreases in inventory and increases in accrued protocol and accrued vacation were offset by decreases in prepaid expenses and other current assets, accounts payable and accrued expenses, accrued payroll and related taxes and accrued radioactive waste disposal.

Cash flows from investing activities

Investing activities for the three months ended March 31, 2024 consisted of short-term investments in U.S. treasury bills and additions to property and equipment. Investing activities for the three months ended March 31, 2023 consisted of transactions related to the purchase of fixed assets and proceeds from the maturity of short-term investments in U.S. treasury bills and cash acquired as part of the merger with Viewpoint.

Cash flows from financing activities

Financing activities in the three months ended March 31, 2024 included cash provided by the various agreements we entered into on March 4, 2024, January 17, 2024 and January 8, 2024, in which we received aggregate gross proceeds of approximately $177.2 million. For additional information regarding the cash we raised, see Sources of Liquidity below.

Financing activities in the three months ended March 31, 2023 included costs related to common stock issued in exchange for Viewpoint common stock and repayment of notes payable.

Sources of Liquidity

On April 11, 2024, we sold shares of our common stock that is currently available pursuant to that certain At Market Issuance Sales Agreement (ATM Agreement), dated as of November 17, 2023 and declared effective by the SEC on December 14, 2023 (File No. 333-275638), by and among us, Oppenheimer & Co. Inc., B. Riley Securities, Inc. and JonesTrading Institutional Services LLC. The sales resulted in gross proceeds to us of approximately $49.5 million. For additional information regarding the ATM Agreement, see our Form S-3 filed on November 17, 2023 and Form S-3/A filed on December 7, 2023.

On March 4, 2024, we entered into an investment agreement with certain accredited institutional investors pursuant to which we agreed to issue and sell, in a private placement (March 2024 Private Placement), 92,009,981 shares of our common stock, par value $0.001 per share (Common Stock), for a purchase price of $0.95 per share, representing the closing price of the Common Stock on March 1, 2024. The closing of the March 2024 Private Placement occurred on March 6, 2024. The gross proceeds to us from the March 2024 Private Placement were approximately $87.4 million, before deducting fees and other estimated transaction expenses. We intend to use the net proceeds from the March 2024 Private Placement for general corporate and working capital purposes, which may include research and development expenditures, preclinical study and clinical trial expenditures, manufacturing expenditures, commercialization expenditures, capital expenditures, acquisitions of new technologies, products or businesses and investments.

On January 8, 2024, we entered into an investment agreement (Lantheus Investment Agreement) with Lantheus Alpha Therapy, LLC, a Delaware limited liability company and wholly owned subsidiary of Lantheus Holdings, Inc. (Lantheus), pursuant to which we agreed to sell and issue to Lantheus in a private placement transaction certain shares (Lantheus Shares) of our Common Stock. The closing of the purchase and sale of the Lantheus Shares to Lantheus by us (Lantheus Closing) was subject to us raising at least $50.0 million of gross proceeds (excluding Lantheus’ investment) in a qualifying third-party financing transaction, which occurred on January 22, 2024. The number of Lantheus Shares sold was 56,342,355, representing 19.99% of the outstanding shares of Common Stock as of January 8, 2024. Pursuant to the Lantheus Investment Agreement, we agreed to cooperate in good faith to negotiate and enter into a registration rights agreement with Lantheus, obligating us to file a registration statement on Form S-3 with the SEC to register for resale the Lantheus Shares issued at the Lantheus Closing. We filed the Form S-3 on March 29, 2024, and the SEC declared it effective on April 9, 2024 (File No. 333-278362). The Lantheus Investment Agreement also contains agreements between us and Lantheus whereby Lantheus is provided certain board observer and information rights of us, as well as standstill provisions prohibiting Lantheus from taking certain actions for a specified period of time, subject to certain exceptions.

On January 17, 2024, we entered into an underwriting agreement (Underwriting Agreement) with Oppenheimer & Co. Inc., as representative of the underwriters named therein (Underwriters), in connection with our previously announced underwritten public offering (Public Offering) of 132,075,218 shares (Public Shares) of our Common Stock and in lieu of Public Shares to certain investors, pre-funded warrants (Pre-funded Warrants) to purchase 30,086,944 shares of Common Stock. The price to the public for the Public Shares was $0.37 per Public Share, and the price to the public for the Pre-funded Warrants was $0.369 per Pre-funded Warrant, which represents the per share price for the Public Shares less the $0.001 per share exercise price for each such Pre-funded Warrant. Under the terms of the Underwriting Agreement, we granted the Underwriters an option, exercisable for 30 days, to purchase up to an additional

24,324,324 shares of Common Stock at the same price per share as the Public Shares, which such option was fully exercised by the Underwriters on January 18, 2024. The Public Offering closed on January 22, 2024.

The gross proceeds to us from the Public Offering were approximately $69.0 million, before underwriting discounts and commissions and estimated expenses of the Public Offering. We intend to use the net proceeds from the Public Offering for general corporate purposes, which may include research and development expenditures, preclinical study and clinical trial expenditures, manufacturing expenditures, commercialization expenditures, working capital, capital expenditures, acquisitions of new technologies, products or businesses and investments.

The Public Offering was made pursuant to our shelf registration statement on Form S-3 (File No. 333-275638), declared effective by the Securities and Exchange Commission on December 14, 2023, a base prospectus dated December 14, 2023, and the related prospectus supplement dated January 17, 2024.

The Pre-funded Warrants are exercisable at any time after the date of issuance. The exercise price and the number of shares of Common Stock issuable upon exercise of each Pre-funded Warrant are subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock as well as upon any distribution of assets, including cash, stock or other property, to our stockholders. The Pre-funded Warrants will not expire and are exercisable in cash or by means of a cashless exercise. A holder of Pre-funded Warrants may not exercise such Pre-funded Warrants if the aggregate number of shares of Common Stock beneficially owned by such holder, together with its affiliates, would beneficially own more than 4.99% of the issued and outstanding shares of Common Stock following such exercise, as such percentage ownership is determined in accordance with the terms of the Pre-funded Warrants. A holder of Pre-funded Warrants may increase or decrease this percentage not in excess of 19.99% by providing at least 61 days’ prior notice to us.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we advance and expand preclinical activities, clinical trials and potential commercialization of our program candidates. Our costs will also increase as we:

•
continue the development of our clinical-stage metastatic melanoma tumor and neuroendocrine tumor assets, including VMT01 and VMT-α-NET;
•
continue the development of our other program candidates;
•
continue to initiate and progress other supporting studies required for regulatory approval of our program candidates;
•
initiate preclinical studies and clinical trials for any additional indications for our current program candidates and any future program candidates that we may pursue;
•
continue to build our portfolio of program candidates through the acquisition or in-license of additional program candidates or technologies;
•
continue to develop, maintain, expand and protect our intellectual property portfolio;
•
pursue regulatory approvals for our current and future program candidates that successfully complete clinical trials;
•
continue to build our manufacturing capabilities through facility acquisitions;
•
support our marketing and distribution infrastructure to commercialize any future product candidates for which we may obtain marketing approval; and
•
hire additional clinical, medical and development personnel.

At March 31, 2024, we had cash, cash equivalents and short-term investments of $180.6 million. We believe our cash, cash equivalents and short-term investments will be sufficient to fund our current operations and capital investments into the first quarter of 2026. On April 11, 2024, we sold 35,352,461 shares of our common stock under the ATM Agreement at an average price of approximately $1.40 per common share, resulting in gross proceeds of approximately $49.5 million. Monthly operating expenses are budgeted to increase for research and development and general and administrative expenses in 2024 as management works to implement our strategy to advance our two clinical assets, VMT-α-NET and VMT01, in our clinical trials and to progress our preclinical assets towards clinical trials. Management anticipates a significant increase of expenses, particularly in research and development, as we undertake these activities in 2024 and beyond.

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

•
the scope, progress, results and costs of researching and developing our program candidates, and conducting preclinical studies and clinical trials;
•
the costs, timing and outcome of regulatory review of our program candidates;
•
the costs and timing of hiring new employees to support our continued growth;
•
the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•
the extent to which we acquire or in-license other program candidates and technologies; and
•
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

Financing activities

When we do require capital in the future, we expect to finance our cash needs through sales of equity, possible strategic collaborations, debt financing or through other sources that may be dilutive to existing stockholders. Management anticipates that if it raises additional financing that it will be at a discount to the market price and it will be dilutive to stockholders.

Other Commitments and Contingencies

We presented our other commitments and contingencies in our Form 10-K for the period ended December 31, 2023. There have been no material changes outside of the ordinary course of business in those obligations during the three months ended March 31, 2024, other than those disclosed in Note 10, Commitments and Contingencies, to the condensed consolidated financial statements in this Form 10-Q.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and co-principal financial officers, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of March 31, 2024. Based on that evaluation, our principal executive officer and our co-principal financial officers concluded that the design and operation of our disclosure controls and procedures were effective. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedures are designed to provide a reasonable level of assurance that the objectives of the system will be met.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Other than as disclosed under “ITEM 1A - RISK FACTORS” in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 28, 2024 under the heading “The Legal and Regulatory Risks Related to Our Operations,” the Company is only involved in ordinary routine litigation incidental to its business.

ITEM 1A – RISK FACTORS

A description of the risk factors associated with our business is included under “Risk Factors” contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 28, 2024. There have been no material changes in our risk factors since such filing.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

2.3

Amendment No. 1 to Asset Purchase Agreement, dated March 28, 2024, by and among Isoray Medical, Inc., GT Medical Technologies, Inc., and Perspective Therapeutics, Inc., incorporated by reference to Exhibit 2.1 of the Form 8-K filed on April 3, 2024.

3(i)	Amended and Restated Certificate of Incorporation of Perspective Therapeutics, Inc. as of February 14, 2023, incorporated by reference to Exhibit 3.1 of the Form 8-K filed on February 16, 2023.

3(ii)	Amended and Restated Bylaws of Perspective Therapeutics, Inc. as of February 14, 2023, incorporated by reference to Exhibit 3.2 of the Form 8-K filed on February 16, 2023.

4	Form of Pre-funded Warrant to Purchase Common Stock, incorporated by reference to Exhibit 4.1 of the Form 8-K filed on January 22, 2024.

10.1#+

Investment Agreement, dated January 8, 2024, by and between Perspective Therapeutics, Inc. and Lantheus Alpha Therapy, LLC, incorporated by reference to Exhibit 10.1 of the Form 8-K/A filed on January 17, 2024.

10.2+

Investment Agreement, dated March 4, 2024, by and among Perspective Therapeutics, Inc. and the parties identified on Schedule 1 thereto, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on March 6, 2024.

10.3	Registration Rights Agreement, dated January 22, 2024, by and between the Company and Lantheus Alpha Therapy, LLC, incorporated by reference to Exhibit 10.26 of the Form 10-K filed on March 28, 2024.

10.4#+

Option Agreement, dated January 8, 2024, by and between Perspective Therapeutics, Inc. and Lantheus Alpha Therapy, LLC, incorporated by reference to Exhibit 10.3 of the Form 8-K/A filed on January 17, 2024.

10.5#

Asset Purchase Agreement, dated January 8, 2024, by and between Perspective Therapeutics, Inc. and Progenics Pharmaceuticals, Inc., incorporated by reference to Exhibit 10.2 of the Form 8-K/A filed on January 17, 2024.

10.6+

Placement Agency Agreement, dated March 4, 2024, by and between Perspective Therapeutics, Inc. and Oppenheimer & Co. Inc., incorporated by reference to Exhibit 10.2 of the Form 8-K filed on March 6, 2024.

10.7

Registration Rights Agreement, dated March 6, 2024, by and among Perspective Therapeutics, Inc. and each of the purchasers identified on Schedule 1 thereto, incorporated by reference to Exhibit 10.3 of the Form 8-K filed on March 6, 2024.

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

32**	Certification of Principal Executive Officer and Co-Principal Financial Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

# Certain portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

+ Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request. The Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2024
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