Form 10-Q
period 2024-06-30
Perspective Therapeutics, Inc.
filed 2024-08-13
CIK 728387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to ____________

Commission File Number: 001-33407

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of August 7, 2024
Common stock, $0.001 par value	67,427,667

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
•
our belief regarding the sufficiency of our cash resources to fund our current planned operating expenses and capital expenditure requirements into mid-2026;
•
our competitive position and expectations regarding developments and projections relating to our competitors or our industry; and
•
expectations, beliefs, intentions and strategies regarding the future.

These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. Readers are cautioned not to place undue reliance on such forward-looking statements as they speak only of our views as of the date the statement was made (or any earlier date indicated in such statement). While we may update certain forward-looking statements from time to time, we undertake no obligation to do so, whether as a result of new information, future events or otherwise, except as required by applicable law. Our U.S. Securities and Exchange Commission (SEC) filings are available publicly on the SEC’s website at www.sec.gov.

i

AVAILABLE INFORMATION

As soon as reasonably practicable after they are filed electronically with the SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, other SEC filings and amendments to those reports are available without charge on our website, www.perspectivetherapeutics.com, which we also use to announce material information to the public. We are providing the address to our website solely for the information of investors. We do not intend the address to be an active link or to otherwise incorporate the contents of the website into this Form 10-Q.

ii

PERSPECTIVE THERAPEUTICS, INC.

iii

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Perspective Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except shares and par value data)

	June 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$252,004	$9,238
Short-term investments	40,865	-
Accounts receivable, net of allowance for doubtful accounts: 2024 - $606; 2023 - $650	142	1,165
Prepaid expenses and other current assets	1,226	1,133
Current assets held for sale, discontinued operations	-	5,301
Total current assets	294,237	16,837
Noncurrent assets:
Property and equipment, net	14,747	5,576
Right-of-use asset, net	2,019	747
Restricted cash	182	182
Intangible assets, in-process research and development	50,000	50,000
Goodwill	24,062	24,062
Other assets, net	672	487
Total assets	$385,919	$97,891

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,127	$6,909
Lease liability	720	46
Accrued personnel expenses	2,309	3,588
Note payable	54	49
Deferred Income (Note 3)	1,400	-
Current liabilities of discontinued operations	-	5,072
Total current liabilities	10,610	15,664
Noncurrent liabilities:
Lease liability	1,450	780
Note payable	1,651	1,676
Deferred Income (Note 3)	26,600	-
Deferred tax liability	4,592	4,592
Other noncurrent liabilities	19	-
Total liabilities	44,922	22,712

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock, $0.001 par value; 7,000,000 shares authorized; 5,000,000 designated Series B convertible preferred stock; no shares issued and outstanding as of June 30, 2024 and December 31, 2023	-	-
Common stock, $0.001 par value; 750,000,000 shares authorized; 67,425,167 and 28,180,985 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively[1]	67	28
Additional paid-in capital[1]	517,358	227,591
Accumulated deficit	(176,428)	(152,440)
Total stockholders' equity	340,997	75,179

Total liabilities and stockholders' equity	$385,919	$97,891

1. Amounts for prior periods presented have been retroactively adjusted to reflect the 1-for-10 reverse stock split effected on June 14, 2024. See Note 1 for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Perspective Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Grant revenue	$526	$588	$851	$821

Operating expenses:
Research and development	9,275	5,370	16,727	8,679
General and administrative	5,514	4,987	11,392	11,650
Change in estimate of asset retirement obligation (Note 4)	-	(15)	-	(15)
Loss on disposal of property and equipment	-	-	-	22
Total operating expenses	14,789	10,342	28,119	20,336

Operating loss	(14,263)	(9,754)	(27,268)	(19,515)

Non-operating income (expense):
Interest income	3,076	294	4,287	668
Interest and other expense	(23)	(26)	(52)	(44)
Equity in loss of affiliate	(4)	-	(6)	-
Total non-operating income (expense), net	3,049	268	4,229	624

Net loss from continuing operations	(11,214)	(9,486)	(23,039)	(18,891)
Net loss from discontinued operations	(429)	(1,620)	(890)	(3,086)
Loss recognized on classification as held for sale	(61)	-	(59)	-
Net loss before deferred income tax benefit	(11,704)	(11,106)	(23,988)	(21,977)
Deferred income tax benefit	-	-	-	10,500
Net loss	$(11,704)	$(11,106)	$(23,988)	$(11,477)

Basic and diluted loss per share:
Loss from continuing operations[1]	$(0.17)	$(0.34)	$(0.40)	$(0.33)
Loss from discontinued operations[1]	(0.01)	(0.06)	(0.01)	(0.12)
Basic and diluted loss per share[1]	$(0.18)	$(0.40)	$(0.41)	$(0.45)

Weighted average shares used in computing net loss per share:
Basic and diluted[1]	66,648	27,999	58,079	25,443

1. Amounts for prior periods presented have been retroactively adjusted to reflect the 1-for-10 reverse stock split effected on June 14, 2024. See Note 1 for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Perspective Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,988)	$(11,477)
Adjustments to reconcile net loss to net cash provided by or used in operating activities:
Lease expense	71	(14)
Depreciation expense	916	425
Write-off of inventory associated with discontinued product	-	298
Loss on disposal of property and equipment	-	22
Amortization of other assets	12	20
Accretion of asset retirement obligation	-	17
Equity in loss of affiliate	6	-
Accrued interest on short-term investments	(360)	-
Change in allowance for doubtful accounts	(44)	-
Change in estimate of asset retirement obligation	-	(15)
Loss on divestiture	59	-
Share-based compensation	1,375	2,567
Deferred income tax benefit	-	(10,500)
Changes in operating assets and liabilities:
Accounts receivable	1,023	250
Inventory related to discontinued operations (Note 4)	11	144
Prepaid expenses and other current assets	(93)	(445)
Accounts payable and accrued expenses	(763)	442
Deferred Income[1]	28,000	-
Accrued personnel expenses	(1,279)	471
Net cash provided by (used in) operating activities	4,946	(17,795)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(10,087)	(756)
Additions to other assets	-	(18)
Proceeds from maturity of short-term investments	38,225	22,764
Purchases of short-term investments	(78,730)	-
Net cash acquired in acquisition of Viewpoint	-	2,699
Net cash (used in) provided by investing activities	(50,592)	24,689

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(20)	(35)
Proceeds from sales of common stock, pursuant to exercise of warrants, net	123	-
Proceeds from sales of common stock, pursuant to exercise of option	254	532
Proceeds from the issuance of common stock and Pre-funded Warrants, net[1]	288,055	-
Issuance costs related to common stock issued in exchange for Viewpoint common stock	-	(65)
Net cash provided by financing activities	288,412	432

Net increase in cash, cash equivalents and restricted cash	242,766	7,326
Cash, cash equivalents and restricted cash beginning of period	9,420	21,175
CASH, CASH EQUIVALENTS AND RESTRICTED CASH END OF PERIOD	$252,186	$28,501

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$252,004	$28,319
Restricted cash	182	182
Total cash, cash equivalents and restricted cash shown on the condensed consolidated statements of cash flows	$252,186	$28,501

Supplemental schedule of noncash investing and financing activities:
Recognition of operating lease liability and right-of-use asset	$1,497	$-
Fair value of Viewpoint assets acquired including goodwill	-	85,885
13,654,5072 shares of Perspective Therapeutics common stock issued in exchange for Viewpoint common stock	-	(54,618)
Assumption of Viewpoint stock options and warrants at fair value	-	(7,836)
Note receivable and accrued interest from Viewpoint forgiven	-	(6,171)

1. See Note 3, Investments and Agreements, for additional information.

2. Amount for prior period presented has been retroactively adjusted to reflect the 1-for-10 reverse stock split effected on June 14, 2024. See Note 1 for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Perspective Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

(In thousands, except shares)

	Common Stock
	Shares[1]	Amount[1]	Additional Paid-in Capital[1]	Accumulated Deficit	Total

Balances at December 31, 2022	14,211,276	$14	$160,560	$(105,932)	$54,642
Issuance of common stock in exchange for Viewpoint common stock, net of issuance costs	13,654,507	14	54,539	-	54,553
Assumption of Viewpoint stock options and warrants at fair value	-	-	7,836	-	7,836
Share-based compensation	-	-	1,368	-	1,368
Net loss	-	-	-	(371)	(371)
Balances at March 31, 2023	27,865,783	$28	$224,303	$(106,303)	$118,028
Issuance of common stock pursuant to exercise of options	182,158	-	532	-	532
Share-based compensation	-	-	1,199	-	1,199
Net loss	-	-	-	(11,106)	(11,106)
Balances at June 30, 2023	28,047,941	$28	$226,034	$(117,409)	$108,653

	Common Stock
	Shares[1]	Amount[1]	Additional Paid-in Capital[1]	Accumulated Deficit	Total

Balances at December 31, 2023	28,180,985	$28	$227,591	$(152,440)	$75,179
Issuance of common stock pursuant to the Public Offering, net[2]	15,639,954	16	53,125	-	53,141
Issuance of Jan. 2024 Pre-funded Warrants, net[2]	-	-	10,208	-	10,208
Issuance of common stock pursuant to the Lantheus Investment Agreement, net[2]	5,634,235	6	20,840	-	20,846
Issuance of common stock pursuant to the March 2024 Investment Agreement, net[2]	9,200,998	9	82,010	-	82,019
Issuance of common stock pursuant to exercise of options	35,424	-	126	-	126
Share-based compensation	-	-	656	-	656
Net loss	-	-	-	(12,284)	(12,284)
Balances at March 31, 2024	58,691,596	$59	$394,556	$(164,724)	$229,891
Issuance of common stock pursuant to exercise of options	24,450	-	128	-	128
Issuance of stock pursuant to exercise of common stock warrants	22,401	-	123	-	123
Issuance of common stock pursuant to the ATM, net[2]	3,535,246	3	47,930	-	47,933
Issuance of common stock pursuant to the Registered Offering, net[2]	5,151,588	5	71,863	-	71,868
Issuance of May 2024 Pre-funded Warrants, net[2]	-	-	2,040	-	2,040
Share-based compensation	-	-	719	-	719
Cancellation of fractional shares due to the 1-for-10 reverse stock split	(114)	-	(1)	-	(1)
Net loss	-	-	-	(11,704)	(11,704)
Balances at June 30, 2024	67,425,167	$67	$517,358	$(176,428)	$340,997

1. Amounts for prior periods presented have been retroactively adjusted to reflect the 1-for-10 reverse stock split effected on June 14, 2024. See Note 1 for details.

2. See Note 3, Investments and Agreements, for additional information.

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

Merger

On February 3, 2023, the Company completed the merger of Isoray Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company, with Viewpoint Molecular Targeting, Inc. (Viewpoint) (such transaction being the Merger). Pursuant to the Merger, the Company issued 13,654,507 shares of its common stock, par value $0.001 per share (Common Stock), representing approximately 49% of its fully diluted outstanding capital stock as of the close of the Merger. Viewpoint is an alpha-particle radiopharmaceutical company in the alpha-emitter market developing oncology therapeutics and complementary imaging agents. For additional information, see Note 14, Merger, in this Form 10-Q.

Discontinued Operations

On April 12, 2024, the Company completed the sale of its Cesium-131 brachytherapy business and substantially all of the assets of Isoray Medical, Inc. (Isoray), a wholly owned subsidiary of Perspective Therapeutics, to GT Medical Technologies, Inc., a Delaware corporation (GT Medical) (such transaction being the GT Medical Closing). Pursuant to the GT Medical Closing, GT Medical issued to Isoray 279,516 shares of GT Medical’s common stock, par value $0.0001 per share, representing 0.5% of GT Medical’s issued and outstanding capital stock on a fully diluted basis as of the closing. Accordingly, the financial information and operating results of the Cesium-131 brachytherapy business have been presented as discontinued operations in the condensed consolidated financial statements for all periods presented. Unless otherwise noted, discussion within these notes to the condensed consolidated financial statements relates to continuing operations. For additional information, see Note 4, Discontinued Operations, in this Form 10-Q.

Reverse Stock Split

On June 14, 2024, the Company effected a 1-for-10 reverse stock split (Reverse Split) of the Company’s issued and outstanding shares of Common Stock, and the Common Stock began trading on a split-adjusted basis on June 17, 2024. The Reverse Split did not reduce the total number of authorized shares of Common Stock or the Company’s preferred stock (Preferred Stock), or change the par values of the Common Stock or Preferred Stock. The Reverse Split affected all stockholders uniformly and did not affect any stockholder’s ownership percentage of the shares of Common Stock (except to the extent that the Reverse Split resulted in some of the stockholders receiving cash in lieu of fractional shares). All outstanding options and warrants entitling their holders to purchase shares of Common Stock were adjusted as a result of the Reverse Split, in accordance with the terms of each such security. In addition, the number of shares reserved for future issuance pursuant to the Company’s equity incentive plans was also adjusted accordingly. As a result, all historical per share data, number of shares issued and outstanding, and outstanding options and warrants for the periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted retroactively in this Form 10-Q, where applicable, to reflect the Reverse Split.

Liquidity

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company has had a history of operating losses and an absence of significant recurring cash inflows from revenue. At June 30, 2024, the

Company had cash, cash equivalents and short-term investments of $292.9 million and total accumulated deficit of $176.4 million. The Company has historically financed its operations primarily through selling equity.

The Company believes that its $292.9 million of cash, cash equivalents and short-term investments as of June 30, 2024 will enable it to fund its current planned operations into mid-2026, though it may raise additional capital through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements and/or government funding and grants.

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

Reclassifications

In addition to the discontinued operations discussed above, during the first quarter of 2024, the Company made certain reclassifications to prior period amounts in the condensed consolidated financial statements and accompanying notes to conform to the current period presentation. The reclassification of these items had no impact on net loss, financial position or cash flows in the current or prior periods. Specifically, accrued payroll and related taxes and accrued vacation were combined to create accrued personnel, and accrued protocol expense and accrued waste disposal were included in accounts payable and accrued expenses, all of which are presented on the condensed consolidated balance sheets and condensed consolidated statement of cash flows.

Significant Accounting Policies

The Company’s significant accounting policies and recent accounting pronouncements are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements in Item 8 of the 2023 Form 10-K. There have been no changes to the Company’s significant accounting policies, and the Company has not adopted any significant accounting policies during the six months ended June 30, 2024.

2.
Loss per Share

Basic and diluted loss per share is calculated by dividing net loss by the weighted average number of shares of Common Stock outstanding and does not include the impact of any potentially dilutive common stock equivalents. In January 2024 and May 2024, the Company issued pre-funded warrants in connection with the Public Offering (as defined below) and the Registered Offering (as defined below), respectively (see Note 3, Investments and Agreements, in this Form 10-Q). As the pre-funded warrants’ exercise price is nominal and there are no conditions that must be satisfied prior to their exercise, the pre-funded warrants are included in the calculation of the basic and diluted earnings per share as of June 30, 2024. At each of June 30, 2024 and 2023, the calculation of diluted weighted average shares did not include common stock warrants or options that were potentially convertible into Common Stock as those would be antidilutive due to the Company’s net loss position.

Securities not considered in the calculation of diluted loss per share, but that could be dilutive in the future, are as follows (in thousands):

	June 30, 2024	June 30, 2023
Common stock warrants	416	603
Common stock options	6,934	4,487
Total potential dilutive securities	7,350	5,090

Effective upon the closing of the Merger with Viewpoint on February 3, 2023, the Company assumed 338,709 warrants to purchase shares of Common Stock with an exercise price of $2.70 per share and 2,426,342 options to purchase shares of Common Stock with exercise prices ranging from $1.30 to $3.00 per share.

3.
Investments and Agreements

May 2024 Registered Offering

On May 24, 2024, the Company entered into an underwriting agreement with BofA Securities, Inc., as representative of the underwriters named therein, in connection with its previously announced underwritten offering (Registered Offering) of 5,151,588 shares (Registered Offering Shares) of Common Stock and, in lieu of Registered Offering Shares to certain investors, pre-funded warrants (May 2024 Pre-funded Warrants) to purchase 146,425 shares of Common Stock. The price to the investors for the Registered Offering Shares was

$15.10 per Registered Offering Share, and the price to the investors for the May 2024 Pre-funded Warrants was $15.09 per May 2024 Pre-funded Warrant, which represents the per share price for the Registered Offering Shares less the $0.01 per share exercise price for each such May 2024 Pre-funded Warrant. The Registered Offering closed on May 29, 2024. BofA Securities, Inc., Oppenheimer & Co. Inc. and RBC Capital Markets, LLC acted as joint book-running managers for the Registered Offering and B. Riley Securities, Inc. acted as a co-manager for the Registered Offering. JonesTrading Institutional Services LLC acted as a financial advisor for the Registered Offering.

The gross proceeds to the Company from the Registered Offering were approximately $80 million, before underwriting discounts and commissions and estimated expenses of the Registered Offering.

The Company intends to use the net proceeds from the Registered Offering for: (i) the continued clinical development of VMT-α-NET, VMT-01/02 and PSV359; (ii) the continued development of PSV40X and additional preclinical product candidates as well as a broader development platform; and (iii) the build out, operation and expansion of manufacturing facilities, as well as for working capital and other general corporate purposes. A portion of the net proceeds may also be used to acquire, license or invest in complementary products, technologies, intellectual property or businesses, although the Company has no present commitments or agreements to do so.

The Registered Offering was made pursuant to the Company’s automatic shelf registration statement on Form S-3 (File No. 333-279692) (the May 2024 Registration Statement), which became effective upon filing with the SEC on May 24, 2024, a related base prospectus, free writing prospectus and prospectus supplement each dated May 24, 2024.

The May 2024 Pre-funded Warrants became exercisable subsequent to the filing and effectiveness of an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware on June 14, 2024. The exercise price and the number of shares of Common Stock issuable upon exercise of each May 2024 Pre-funded Warrant are subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock as well as upon any distribution of assets, including cash, stock or other property, to the Company’s stockholders. The May 2024 Pre-funded Warrants will not expire and are exercisable in cash or by means of a cashless exercise. A holder of May 2024 Pre-funded Warrants may not exercise such May 2024 Pre-funded Warrants if the aggregate number of shares of Common Stock beneficially owned by such holder, together with its affiliates, would be more than 4.99% or 9.99%, as elected by such holder, of the issued and outstanding shares of Common Stock following such exercise, as such percentage ownership is determined in accordance with the terms of the May 2024 Pre-funded Warrants. A holder of May 2024 Pre-funded Warrants may increase or decrease this percentage not in excess of 19.99% by providing at least 61 days’ prior notice to the Company.

March 2024 Private Placement with Institutional Investors

On March 4, 2024, the Company entered into an investment agreement (the March 2024 Investment Agreement) with certain accredited institutional investors (Institutional Investors) pursuant to which the Company agreed to issue and sell, in a private placement (the March 2024 Private Placement), 9,200,998 shares of Common Stock, for a purchase price of $9.50 per share, representing the closing price of the Common Stock on March 1, 2024. The closing of the March 2024 Private Placement occurred on March 6, 2024.

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

Lantheus Agreements

Investment Agreement

On January 8, 2024, the Company entered into an investment agreement (the Lantheus Investment Agreement) with Lantheus Alpha Therapy, LLC, a Delaware limited liability company and wholly owned subsidiary of Lantheus Holdings, Inc. (Lantheus), pursuant to which the Company agreed to sell and issue to Lantheus in a private placement transaction certain shares (the Lantheus Shares) of Common Stock. The closing of the purchase and sale of the Lantheus Shares to Lantheus by the Company (the Lantheus Closing)

was subject to the Company raising at least $50.0 million of gross proceeds (excluding Lantheus’ investment) in a qualifying third-party financing transaction, which occurred on January 22, 2024.

The number of Lantheus Shares sold was 5,634,235, representing 19.99% of the outstanding shares of Common Stock as of January 8, 2024. Pursuant to the Lantheus Investment Agreement, the Company agreed to cooperate in good faith to negotiate and enter into a registration rights agreement with Lantheus, obligating the Company to file a registration statement on Form S-3 with the SEC to register for resale the Lantheus Shares issued at the Lantheus Closing. The Company filed such Form S-3 on March 29, 2024, and the SEC declared it effective on April 9, 2024 (File No. 333-278362).

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

January 2024 Public Offering

On January 17, 2024, the Company entered into an underwriting agreement (Underwriting Agreement) with Oppenheimer & Co. Inc., as representative of the underwriters named therein (the Underwriters), in connection with its previously announced underwritten public offering (Public Offering) of 13,207,521 shares (Public Shares) of Common Stock and, in lieu of Public Shares to certain investors, pre-funded warrants (Jan. 2024 Pre-funded Warrants) to purchase 3,008,694 shares of Common Stock. The price to the public for the Public Shares was $3.70 per Public Share, and the price to the public for the Jan. 2024 Pre-funded Warrants was $3.69 per Jan. 2024 Pre-funded Warrant, which represents the per share price for the Public Shares less the $0.01 per share exercise price for each such Jan. 2024 Pre-funded Warrant. Under the terms of the Underwriting Agreement, the Company granted the Underwriters an option, exercisable for 30 days, to purchase up to an additional 2,432,432 shares of Common Stock at the same price per share as the Public Shares, which was fully exercised by the Underwriters on January 18, 2024. The Public Offering closed on January 22, 2024.

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

The Jan. 2024 Pre-funded Warrants are exercisable at any time after the date of issuance. The exercise price and the number of shares of Common Stock issuable upon exercise of each Jan. 2024 Pre-funded Warrant are subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock as well as upon any distribution of assets, including cash, stock or other property, to the Company’s stockholders. The Jan. 2024 Pre-funded Warrants will not expire and are exercisable in cash or by means of a cashless exercise. A holder of Jan. 2024 Pre-funded Warrants may not exercise such Jan. 2024 Pre-funded Warrants if the aggregate number of shares of Common Stock beneficially owned by such holder, together with its affiliates, would beneficially own more than 4.99% of the issued and outstanding shares of Common Stock following such exercise, as such percentage ownership is determined in accordance with the terms of the Jan. 2024 Pre-funded Warrants. A holder of Jan. 2024 Pre-funded Warrants may increase or decrease this percentage not in excess of 19.99% by providing at least 61 days’ prior notice to the Company.

ATM Agreement

Pursuant to the ATM Agreement, the Company has established an “at-the-market” equity program under which it may offer and sell shares of its Common Stock, from time to time.

On November 17, 2023, the Company filed a shelf registration statement on Form S-3 with the SEC (File No. 333-275638) and accompanying base prospectus, declared effective by the SEC on December 14, 2023, for the offer and sale of up to $200 million of its securities (December 2023 Registration Statement). Also on November 17, 2023, the Company filed a prospectus supplement with the SEC in connection with the offering of up to $50 million of shares of its Common Stock pursuant to the ATM Agreement under the December 2023 Registration Statement. In December 2023, the Company sold 123,882 shares under the ATM Agreement at an average price of approximately $3.03 per common share for gross proceeds of approximately $0.4 million.

On April 11, 2024, the Company sold 3,535,246 shares of its Common Stock under the ATM Agreement at an average price of approximately $14.00 per common share, resulting in gross proceeds of approximately $49.5 million.

On May 25, 2024, the Company terminated the offering of securities pursuant to the December 2023 Registration Statement in connection with the filing and effectiveness of the May 2024 Registration Statement.

For additional information related to the various agreements discussed above, see Note 20, Subsequent Events, in the Company’s 2023 Form 10-K.

4.
Discontinued Operations

The GT Medical Closing occurred on April 12, 2024 (GT Medical Closing Date). Previously, the Company announced that on December 7, 2023, Isoray entered into an Asset Purchase Agreement (GT Medical APA) by and among Isoray, the Company, and GT Medical pursuant to which Isoray would sell to GT Medical, and GT Medical would purchase from Isoray, all of Isoray’s right, title and interest in and to substantially all of the assets of Isoray related to Isoray’s commercial Cesium-131 business (the Business) including equipment, certain contracts, inventory and intellectual property. Subject to limited exceptions set forth in the GT Medical APA, GT Medical did not assume the liabilities of Isoray.

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

	June 30, 2024	December 31, 2023
(in thousands)
Assets held for sale of discontinued operations, current
Inventory	$-	$3,148
Prepaid expenses and other current assets	-	169
Property and equipment, net	-	1,263
Right-of-use asset, net	-	676
Other assets, net	-	45
Total current assets held for sale of discontinued operations	$-	$5,301

Liabilities held for sale of discontinued operations, current
Lease liability	$-	$677
Asset retirement obligation	-	225
Loss recognized on classification as held for sale	-	4,170
Total current liabilities of discontinued operations	$-	$5,072

The following table presents the components of discontinued operations in relation to the Business reported in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Sales, net	$205	$1,500	$2,178	$3,330
Cost of sales	162	1,840	1,564	3,416
Gross profit	43	(340)	614	(86)

Operating expenses:
Research and development	21	283	69	831
Sales and marketing	138	911	941	1,723
General and administrative	313	86	494	446
Total operating expenses	472	1,280	1,504	3,000

Total loss from discontinued operations	$(429)	$(1,620)	$(890)	$(3,086)

The Company determined the loss recognized on classification as held for sale by identifying the assets and liabilities that are included in the GT Medical APA and are included in the table above. Additionally, the loss recognized on classification as held for sale was determined using the estimated fair value of the GT Medical stock of $0.2 million received less the carrying value of the net assets sold. The fair value of the stock received was determined based on information provided to the Company by GT Medical from a current valuation study that was prepared for them. Excluded from the calculation of the loss are contingent royalties that could be received from future sales.

Certain amounts included in the unaudited condensed consolidated statements of cash flows related to the discontinued operations are as follows (in thousands):

	Six Months Ended June 30,
	2024	2023

Depreciation	$-	$111
Amortization	-	18
Write-off of inventory associated with discontinued product	-	298
Share-based compensation	166	535
Additions to property and equipment	-	186

For the three and six months ended June 30, 2024 and 2023, there was no provision (benefit) for income taxes recorded related to the discontinued operations. Additionally, the Company is in a loss position and has recorded a full valuation allowance for the deferred tax assets associated with the discontinued operations.

5.
Property and Equipment

The Company’s property and equipment consisted of the following as of:

	June 30, 2024	December 31, 2023
	(in thousands)
Building	$1,770	$1,770
Land	1,283	1,283
Equipment	9,470	2,683
Leasehold improvements	3,490	179
Other[1]	319	330
Property and equipment	16,332	6,245
Less accumulated depreciation	(1,585)	(669)
Property and equipment, net	$14,747	$5,576
1.
Property and equipment not placed in service are items that meet the capitalization threshold, or which management believes will meet the threshold at the time of completion and which have yet to be placed into service as of the date of the balance sheets and, therefore, no depreciation expense has been recognized.

On July 15, 2024 and August 2, 2024, the Company purchased a building located in Houston, Texas, for $4.7 million and a building in Chicago, Illinois, for $5.0 million, respectively, which it intends to use for the manufacture of its program candidates upon completion of modifications and installation of equipment.

6.
Goodwill and Other Intangible Assets

Goodwill

The carrying amount of goodwill as of both June 30, 2024 and December 31, 2023 was $24.1 million and has been recorded in connection with the Company’s Merger of Viewpoint in February 2023. The Company tests goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of its assets. No testing was deemed necessary during the three and six months ended June 30, 2024.

The following table summarizes the components of the Company’s other intangible assets (in thousands):

	June 30, 2024
	Cost	Accumulated Amortization	Net Carrying Value
Indefinite-lived intangible assets
In-process research and development	$50,000	$-	$50,000
Total	$50,000	$-	$50,000

	December 31, 2023
	Cost	Accumulated Amortization	Net Carrying Value
Indefinite-lived intangible assets
In-process research and development	$50,000	$-	$50,000
Total	$50,000	$-	$50,000

The Company’s IPR&D assets represent the estimated fair value of Viewpoint’s pipeline of radiotherapy product candidates acquired in February 2023. The estimated fair value of the IPR&D assets at the acquisition date was determined using a probability-weighted income approach, which discounts expected future cash flows to present value. The projected cash flow estimates for Viewpoint’s pipeline of radiotherapy program candidates were based on certain key assumptions, including estimates of future revenue and expenses, taking into account the stage of development of the technology at the Merger date and the time and resources needed to complete development.

7.
Held-to-Maturity Investments

The following table summarizes the carrying values and fair values of the Company’s financial instruments (in thousands):

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Bills	$40,865	$-	$(11)	$40,854

The Company has investments in U.S. Treasury Bills, some of which mature over a period greater than 90 days and are classified as short-term investments. The U.S. Treasury Bills are carried at amortized cost and classified as held-to-maturity as the Company has the intent and the ability to hold them until they mature. The carrying value of the U.S. Treasury Bills are adjusted for accretion of discounts over the remaining life of the investment. Income related to the U.S. Treasury Bills is recognized in interest income in the Company’s condensed consolidated statement of operations. Based on its analysis of the held-to-maturity securities, the Company determined the gross unrealized losses were primarily due to changes in interest rates and not due to credit risks. As such, the Company did not record a credit allowance as of June 30, 2024. As of December 31, 2023, the Company had no held-to-maturity investments, and no held-to-maturity investments were presented in cash and cash equivalents on its condensed consolidated balance sheet.

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

Included in the Company’s cash and cash equivalents in the condensed consolidated balance sheet is its money market fund, which is measured at fair value on a recurring basis and categorized using the fair value hierarchy (in thousands):

June 30, 2024
Estimated Fair Value Level 1
Money market fund	$249,663

There were no Level 2 or Level 3 financial instruments measured at fair value on a recurring basis at June 30, 2024, and the Company did not have any financial instruments measured at fair value on a recurring basis at December 31, 2023.

For information related to our short-term investments, see Note 7, Held-to-Maturity Investments.

9.
Share-Based Compensation

On May 31, 2024, the Company held its 2024 Annual Meeting of Stockholders (Annual Meeting). At the Annual Meeting, the Company’s stockholders approved the Company’s Third Amended and Restated 2020 Equity Incentive Plan (the Amended and Restated Plan) which, among other things, (a) increased the aggregate number of shares of Common Stock authorized for issuance under the Amended and Restated Plan by 4,870,092 for a total of 12,500,000 shares of Common Stock, and (b) adjusted the “evergreen” provision included therein, such that the number of shares of Common Stock available for the grant of awards under the Amended and Restated Plan will automatically increase on January 1 of each year in an amount equal to 5% of the number of shares of Common Stock issued and outstanding on December 31 of the immediately preceding year (subject to adjustment in the event of stock splits and other similar events); provided, however, that the Company’s Board of Directors may act prior to January 1 of a given year to provide that there will be no increase in the share limit for such year or provide that the increase for such year will be a lesser number of shares of Common Stock.

The following table presents the share-based compensation expense recognized for all share-based compensation arrangements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Research and development	$259	$429	$522	$584
General and administrative	328	621	687	1,448
Total share-based compensation	$587	$1,050	$1,209	$2,032

10.
Commitments and Contingencies

The Company has been in settlement negotiations with a representative for six stockholder plaintiff firms alleging the Company violated Delaware law in its preliminary proxy statement that was disseminated to stockholders in November 2022 for the Company’s annual meeting held in December 2022. Based on these settlement negotiations to date, the Company estimates that it will settle for no more than an aggregate of $0.2 million and, therefore, recorded an estimated liability of $0.2 million as of December 31, 2023. There was no change in the estimate as of June 30, 2024. This balance is included in accrued expenses on the unaudited condensed consolidated balance sheets.

11.
Related Parties

In connection with the Lantheus Investment Agreement entered into with Lantheus on January 8, 2024, the Company agreed to sell and issue the Lantheus Shares. The number of Lantheus Shares sold was 5,634,235, representing 19.99% of the outstanding shares of Common Stock as of January 8, 2024.

On January 8, 2024, the Company entered into the Progenics APA with Progenics, an affiliate of Lantheus, for a purchase price of $8.0 million. On March 1, 2024, the Company closed on the transactions contemplated by the Progenics APA.

On March 4, 2024, the Company entered into the March 2024 Investment Agreement in which the Company agreed to issue and sell 9,200,998 shares of Common Stock. Lantheus, a significant stockholder of the Company, purchased part of the shares issued to increase their ownership percentage to approximately 19.9% in the Company following the closing of the March 2024 Investment Agreement on March 6, 2024.

For additional information regarding the Lantheus Investment Agreement, the Progenics APA and the March 2024 Investment Agreement, see Note 3, Investments and Agreements.

12.
Leases

The Company accounts for its leases under ASC 842, Leases. Effective April 1, 2024, the Company entered into a lease with the Board of Regents, State of Iowa, for lab and office space at the BioVentures Center. The lease terminates in March 2026. Upon entering into this lease, the Company recognized a right-of-use asset and lease liability of approximately $1.1 million on the balance sheet based upon the present value of the future base payments discounted at an 8% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit discount rate.

The Company acquired a lease from Progenics, an affiliate of Lantheus, for a production facility in Somerset, New Jersey effective on March 1, 2024 (see Note 3, Investments and Agreements, in this Form 10-Q). The lease terminates on November 29, 2028. Upon entering into this lease, the Company recognized a right-of-use asset and lease liability of approximately $0.3 million on the balance sheet based upon the present value of the future base payments discounted at an 8% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit discount rate.

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

The weighted average remaining term and discount rate for the Company’s operating leases as of June 30, 2024 was 3.2 years and 8%, respectively.

The Company’s operating lease expense was $0.2 million and $0.3 million for the three and six months ended June 30, 2024, respectively, and there was no operating lease expense for the three and six months ended June 30, 2023.

The following table presents the future operating lease payments and lease liability included on the condensed consolidated balance sheet related to the Company’s operating leases as of June 30, 2024 (in thousands):

Year Ending December 31,
2024 (remaining six months)	$408
2025	949
2026	482
2027	320
2028	283
Total	2,442
Less: imputed interest	(272)
Total lease liability	2,170
Less current portion	(720)
Non-current lease liability	$1,450

Asset Retirement Obligation

The Company had an asset retirement obligation (ARO) associated with the facility it leased in Richland, Washington. This lease is included in the GT Medical APA and was assigned to GT Medical upon the GT Medical Closing, which occurred on April 12, 2024. As such, this liability is no longer reported as an ARO in the Company’s condensed consolidated financial statements as of June 30, 2024 and December 31, 2023. However, the Company maintains the estimated liability in its condensed consolidated financial statements related to hazardous waste removal. The estimated liability at each of June 30, 2024 and December 31, 2023 was $0.5 million and is included within the accounts payable and accrued expenses in the condensed consolidated balance sheets.

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

The following table presents the current and long-term portions of the note payable (in thousands):

	June 30,	December 31,
	2024	2023

Note payable	$1,705	$1,725
Less: current portion	(54)	(49)
Note payable, long-term portion	$1,651	$1,676

The following table presents the future principal payments included on the condensed consolidated balance sheet related to the Company’s note payable as of June 30, 2024 (in thousands):

Years ending December 31:
2024 (remaining six months)	$29
2025	52
2026	55
2027	1,569
Total	$1,705

14.
Merger

On February 3, 2023, the Company acquired 100% of the issued and outstanding equity and voting shares of Viewpoint Molecular Targeting, Inc. in exchange for 13,654,507 shares of Common Stock with a fair value of $54.6 million based on the closing market price of $4.00 per share on the acquisition date. At the closing of the Merger, the Company forgave the note receivable entered into in November 2022 and the associated accrued interest with Viewpoint that was included in the note receivable. The total amount forgiven was $6.2 million, representing the $6.0 million loan and $0.2 million accrued interest. The Company also assumed all of Viewpoint’s outstanding stock options and warrants as of the Merger date.

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

Fair value of consideration transferred
Perspective Therapeutics common stock issued (13,654,507 x $4.00)	$54,618
Assumption of Viewpoint stock options and warrants at fair value	7,836
Note receivable and interest from Viewpoint forgiven	6,171
Total fair value of consideration transferred	$68,625

Recognized amounts of identifiable net assets acquired
Assets acquired
Cash and cash equivalents	$2,699
Grants receivable	95
Prepaid expenses	396
Property and equipment	5,050
Right of use asset	10
Intangible assets, in-process research and development	50,000
Other assets	316
Total assets acquired	58,566

Liabilities assumed
Accounts payable and accrued expenses	2,968
Lease liability	10
Accrued payroll and related taxes	1,642
Accrued vacation	333
Notes payable	1,807
Deferred tax liability	7,243
Total liabilities assumed	14,003

Net assets acquired, excluding goodwill	44,563
Total purchase price consideration	68,625

Goodwill	$24,062

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

Since the closing date, Viewpoint’s results of operations have been reported in the Company’s condensed consolidated financial statements and include grant revenue of approximately $0.5 million and $0.6 million, respectively, and operating loss of $13.6 million and $7.3 million, respectively, for the three months ended June 30, 2024 and 2023, and grant revenue of approximately $0.9 million and $0.8 million, respectively, and operating loss of $23.7 million and $11.1 million, respectively, for the six months ended June 30, 2024 and 2023.

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

The information below reflects certain nonrecurring pro forma adjustments that were directly related to the business combination based on available information and certain assumptions that we believe are reasonable:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
(in thousands)
Grant revenue	$588	$905
Net loss	(9,486)	(16,160)

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together (i) with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (Form 10-Q), (ii) with our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (SEC) on March 28, 2024 (2023 Form 10-K) and (iii) with other filings we have made with the SEC. As discussed under the heading “Cautionary Note Regarding Forward-Looking Statements,” this discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and involves numerous risks and uncertainties, including but not limited to those described under the heading “Risk Factors” in our 2023 Form 10-K that may cause actual results to differ materially from those described in or implied by any forward-looking statements. Unless the context otherwise requires, references in these notes to “the Company,” “Perspective,” “we,” “us,” and “our” except where the context requires otherwise, refer to Perspective Therapeutics, Inc. and its subsidiaries. References to “Viewpoint” refer to Viewpoint Molecular Targeting, Inc., a wholly owned subsidiary, and references to “Isoray” refer to Isoray Medical, Inc., a wholly owned subsidiary.

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

[212Pb]VMT-α-NET is a TAT in development for patients with unresectable or metastatic somatostatin receptor type 2 (SSTR2)-expressing tumors who have not previously received peptide-targeted radiopharmaceutical therapy, such as Lutathera. We have initiated dosing in Cohorts 1 and 2 of our Phase 1/2a study of [212Pb]VMT-α-NET in patients with unresectable or metastatic SSTR2-expressing neuroendocrine tumors (NETs). In April 2024, we announced that this program was selected by the U.S. Food and Drug Administration (FDA) to participate in the Chemistry, Manufacturing, and Controls (CMC) Development and Readiness Pilot (CDRP) Program. FDA’s CDRP Program was initiated in 2022 to facilitate alignment of CMC development of novel products under investigational new drug (IND) applications with expedited clinical development timeframes based upon the anticipated clinical benefits of earlier patient access. During the quarter ended June 30, 2024, the observation period was completed for dose limiting toxicity (DLT) in seven patients enrolled in Cohort 2. Subsequently, the safety monitoring committee (SMC) determined that the safety data observations during the DLT period supported proceeding with dose escalation to Cohort 3, as well as expanding the number of patients for inclusion in Cohort 2 by 40 for a total of up to 47. The protocol amendment to expand the number of patients dosed at 5 mCi has been allowed to proceed, and patient enrollment is open. Data informing the SMC’s recommendation and FDA consultation is expected to be submitted to an upcoming scientific forum in the second half of 2024. Based on FDA interactions prior to the initiation of patient dosing in this study, the decision to open a Cohort 3 would follow after consultation and alignment with the agency, which is expected prior to year end.

[212Pb]VMT01 is a TAT in development for second-line or later treatment of patients with progressive MC1R-positive metastatic melanoma. In January 2024, we announced that we began patient recruitment for the second dosing cohorts (Cohort 2) in clinical studies for [212Pb]VMT01, after the SMC unanimously recommended moving forward. As of August 9, 2024, we had initiated dosing of patients in Cohort 1 and in Cohort 2 of the Phase 1/2a clinical study of [212Pb]VMT01. A total of seven patients received activities of 5 mCi of [212Pb]VMT01 in Cohort 2. In March 2024, we entered into a clinical trial collaboration with Bristol Meyer’s Squibb to evaluate the safety and tolerability of [212Pb]VMT01 in combination with Bristol Meyer’s Squibb’s nivolumab in patients with histologically confirmed melanoma and positive MC1R imaging scans. An amendment has been submitted to explore the combination of the checkpoint inhibitor nivolumab with [212Pb]VMT01 in patients with histologically confirmed melanoma and positive MC1R imaging scans in our ongoing Phase 1/2a clinical study of [212Pb]VMT01.

In January 2024, we announced that we have a license agreement with Mayo Clinic for the rights to Mayo's prostate-specific membrane antigen (PSMA) Alpha-PET DoubLET platform technology for the treatment of PSMA-expressing cancers, with an initial focus on prostate. This radiopharmaceutical platform provides detailed PET imaging-based diagnosis and dosimetry using long-lived CU-64 for imaging and alpha-particle targeted therapies using 212Pb. Preclinical studies are ongoing to assess whether this new molecular entity meets the hurdle for progressing into the clinic with potential to achieve best-in-class profile.

In March 2024, we disclosed a novel pre-IND stage asset (PSV359) that targets fibroblast activation protein-α, which is associated with a variety of solid tumors. We are currently working on an IND which we expect to file in late 2024. If the study may proceed, we expect that the U.S. Phase 1 study would commence in 2025.

Pre-targeting technology enabling the use of antibodies to direct radiolabeled ligands to tumor sites. Antibodies can bind with high specificity to a wider variety of cancer-specific proteins preferentially expressed on the surface of tumor cells. However, the amount of time required for an adequate amount of antibodies to bind to the cancer-specific proteins may not align with the properties of the desired isotope. By attaching an additional chemical entity to an antibody that would bind to a radioligand, the resultant modified antibodies may be administered separately from and in advance of the radioligand as appropriate. Preclinical optimization of this platform is underway, and initial targeting antibodies have been identified for further investigation.

Society of Nuclear Medicine and Molecular Imaging 2024 Annual Meeting

On June 10, 2024, we announced six updates featuring our alpha-particle radiopharmaceuticals at the Society of Nuclear Medicine and Molecular Imaging 2024 Annual Meeting. The data presentations highlighted favorable safety profiles and potential benefits of our lead clinical candidates. Specifically, we reported on a Phase 0 imaging trial that is evaluating the optimal imaging timepoint(s) for diagnostic/dosimetric performance of [203Pb]-VMT-α-NET in neuroendocrine tumors. Investigators analyzed 48 lesions across nine patients, and the results showed that tumor uptake of [203Pb]-VMT-α-NET peaked at approximately four hours post-injection, with 98% of maximum uptake observed at one hour. The results suggest that imaging with [203Pb] VMT-α-NET at four hours post-injection has the best overall diagnostic performance, followed closely by imaging at one hour.

The lead investigator reported on an exploratory first-in-human use of [212Pb]VMT-α-NET in adult patients with histologically confirmed metastatic NETs and medullary thyroid carcinomas in an investigator-led research study in India. The investigator reported updated safety and anti-tumor activity of [212Pb]VMT-α-NET administered at 2.5 MBq/kg every eight weeks in 13 patients as of the data cut-off date of May 31, 2024. All patients received prior treatments, eight of whom received prior peptide receptor radionuclide therapy (PRRT) treatment. Six patients remained eligible for further treatments as of the data cut-off date.

The investigator concluded that the toxicity profile suggests the potential for dose escalation to achieve optimal treatment responses. Confirmed tumor response per RECIST 1.1 was reported to be observed in eight of the thirteen patients, while unconfirmed responses were observed in two additional patients who eventually had progressive disease and died. Median progression free survival was reported to be 16.4 months (95% confidence interval: 3.5 to NA). The investigator also reported higher absorbed doses in the tumors compared to select other tissues.

Additionally, another investigator reported on 212Pb-VMT-α-NET planning based on 203Pb-VMT-α-NET predictive dosimetry in an investigator-sponsored trial. The investigators applied patient-specific dosimetry in a Phase 0 imaging trial (NCT05111509) of [203Pb]VMT-a-NET and in the first cohort of a Phase I absorbed-dose escalation study (NCT06148636) of [212Pb]VMT-α-NET. Ten patients with β-PRRT-relapsed or refractory gastroenteropancreatic NETs received [203Pb]VMT-α-NET (5 mCi) followed by sequential blood sampling, planar imaging and qSPECT/CT imaging at 1 hour, 4 hours, 24 hours and 48 hours post-administration. Three of ten patients received amino acid infusions while seven patients did not receive amino acids.

The dosimetry showed that the average renal doses for patients who received amino acids was 0.46±0.20 Gy/mCi, as compared to 0.56±0.16 Gy/mCi for patients who did not receive amino acids; the difference was not statistically significant. For the three patients who received [212Pb]VMT-α-NET treatment, based upon their individual dosimetry results, they were prescribed 5.3, 7.3, and 13.3 mCi cumulative activity (delivered over two cycles), respectively, to reach the cohort target renal dose of 3.5 Gy. Higher levels of targeted renal-absorbed doses are in the protocol for subsequent cohorts.

Researchers also presented a novel cyclic peptide targeting human fibroblast activation protein (FAP), which was discovered by us via phage display methods. FAP is a protein abundantly expressed in certain cancer cells as well as cancer-associated fibroblasts in tumor lesions and involved in promoting disease progression. The peptide was conjugated to a Pb-specific chelator via a molecular linker to form a novel construct, PSV-359. The purpose of this study was to evaluate the in vitro and in vivo performance of [203/212Pb]PSV-359 in preclinical xenograft models. Overall, strong anti-tumor clinical activity of [212Pb]PSV-359 was found in both FAP on cancer cells and FAP in stromal tissues xenograft models.

Funding Requirements

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
•
support our marketing and distribution infrastructure to commercialize any future program candidates for which we may obtain marketing approval; and
•
hire additional clinical, medical, development and other personnel.

As of June 30, 2024, we had cash, cash equivalents and short-term investments of $292.9 million. We believe our cash, cash equivalents and short-term investments will be sufficient to fund our current planned operations for at least the next 12 months from the date the consolidated financial statements in this report were issued and into mid-2026. Monthly operating expenses are budgeted to increase for research and development and general and administrative expenses in 2024 as management works to implement its strategy to advance our two clinical assets, VMT01 and VMT-α-NET, in their clinical trials and to progress our preclinical assets towards clinical trials. Management anticipates a significant increase in expenses, particularly in research and development, as it undertakes these activities in 2024.

Facility Acquisitions

On July 15, 2024 and August 2, 2024, we purchased a building located in Houston, Texas, for $4.7 million and a building in Chicago, Illinois, for $5.0 million, respectively, which we intend to use for the manufacture of our program candidates upon completion of modifications and installation of equipment.

We continue to seek other facilities as we look to expand our research and development capabilities.

Reverse Stock Split

On June 14, 2024, we effected a 1-for-10 reverse stock split (Reverse Split) of our issued and outstanding shares of common stock, par value $0.001 per share (Common Stock), and our Common Stock began trading on a split-adjusted basis on June 17, 2024. The Reverse Split did not reduce the total number of authorized shares of our Common Stock or our preferred stock (Preferred Stock), or change the par values of our Common Stock or Preferred Stock. The Reverse Split affected all stockholders uniformly and did not affect any stockholder’s ownership percentage of our shares of Common Stock (except to the extent that the Reverse Split resulted in some of the stockholders receiving cash in lieu of fractional shares). All outstanding options and warrants entitling their holders to purchase shares of Common Stock were adjusted as a result of the Reverse Split, in accordance with the terms of each such security. In addition, the number of shares reserved for future issuance pursuant to our equity incentive plans was also adjusted accordingly. As a result, all historical per share data, number of shares issued and outstanding, and outstanding options and warrants for the periods presented in this Form 10-Q have been adjusted retroactively, where applicable, to reflect the Reverse Split.

Amended and Restated Equity Incentive Plan

On May 31, 2024, we held our 2024 Annual Meeting of Stockholders (Annual Meeting). At the Annual Meeting, our stockholders approved our Third Amended and Restated 2020 Equity Incentive Plan (the Amended and Restated Plan) which, among other things, (a) increased the aggregate number of shares of Common Stock authorized for issuance under the Amended and Restated Plan by 4,870,092 for a total of 12,500,000 shares of Common Stock, and (b) adjusted the “evergreen” provision included therein, such that the number of shares of Common Stock available for the grant of awards under the Amended and Restated Plan will automatically increase on January 1 of each year in an amount equal to 5% of the number of shares of Common Stock issued and outstanding on December 31 of the immediately preceding year (subject to adjustment in the event of stock splits and other similar events); provided, however, that our Board of Directors may act prior to January 1 of a given year to provide that there will be no increase in the share limit for such year or provide that the increase for such year will be a lesser number of shares of Common Stock.

May 2024 Registered Offering

On May 24, 2024, we entered into an underwriting agreement with BofA Securities, Inc., as representative of the underwriters named therein, in connection with our previously announced underwritten offering (Registered Offering) of 5,151,588 shares (Registered Offering Shares) of our Common Stock and, in lieu of Registered Offering Shares to certain investors, pre-funded warrants (May 2024 Pre-funded Warrants) to purchase 146,425 shares of Common Stock. The price to the investors for the Registered Offering Shares was $15.10 per Registered Offering Share, and the price to the investors for the May 2024 Pre-funded Warrants was $15.09 per May 2024 Pre-funded Warrant, which represents the per share price for the Registered Offering Shares less the $0.01 per share exercise price for each such May 2024 Pre-funded Warrant. The Registered Offering closed on May 29, 2024. BofA Securities, Inc., Oppenheimer & Co. Inc. and RBC Capital Markets, LLC acted as joint book-running managers for the Registered Offering and B. Riley Securities, Inc. acted as a co-manager for the Registered Offering. JonesTrading Institutional Services LLC acted as a financial advisor for the Registered Offering. Our gross proceeds from the Registered Offering were approximately $80 million, before underwriting discounts and commissions and expenses associated with the Registered Offering.

Brachytherapy Divestiture

On April 12, 2024 (GT Medical Closing Date), we completed the sale of substantially all of the assets (GT Medical Closing) of Isoray to GT Medical Technologies, Inc. (GT Medical). As previously disclosed, on December 7, 2023, we entered into an Asset Purchase Agreement (the GT Medical APA) with Isoray and GT Medical. Pursuant to the GT Medical APA, Isoray sold to GT Medical, and GT Medical purchased from Isoray, all of Isoray’s right, title and interest in and to substantially all of the assets of Isoray related to Isoray’s commercial Cesium-131 business including equipment, certain contracts and leases, inventory and intellectual property. Subject to limited exceptions set forth in the GT Medical APA, GT Medical did not assume the liabilities of Isoray.

Pursuant to the terms of, and subject to the conditions specified in, the GT Medical APA, at the GT Medical Closing, (i) GT Medical issued to Isoray 279,516 shares of GT Medical’s common stock, par value $0.0001 per share, representing 0.5% of GT Medical’s issued and outstanding capital stock on a fully diluted basis (excluding Series C-1 warrants which, if exercised, will reduce Isoray’s ownership to 0.44% of GT Medical’s issued and outstanding capital stock on a fully diluted basis) as of the GT Medical Closing Date and (ii) Isoray has the right to receive, and GT Medical is obligated to pay, certain cash royalty payments during each of the first four years beginning upon the GT Medical Closing Date (each such year, a Measurement Period), as summarized below:

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

As a result of the transaction, we have effectively exited the brachytherapy segment and are focused exclusively on our radiopharmaceutical development segment, our only operating segment and reporting segment. The sale of the brachytherapy segment represents a strategic shift that had a major effect on our operations. We accounted for the transaction as discontinued operations on the date the divestiture was announced. Accordingly, we are reporting the results of the brachytherapy segment operations and cash flows, and balance sheet classifications for the current and comparative periods as discontinued operations. Prior to the consummation of the sale, we were neither actively marketing the brachytherapy business for sale nor had intentions to abandon it.

For additional information regarding our brachytherapy divestiture, see our Forms 8-K filed with the SEC on December 12, 2023, April 3, 2024 and April 16, 2024.

Recent Licensing and Clinical Trial Collaboration Agreements; Manufacturing Facility Acquisition

In January 2024, we entered into an exclusive in-licensing of Stony Brook University’s Cuburbit[7]uril-admantane (CB7-Adma) pre-targeting platform which covers the global intellectual property rights. Pre-targeting using the CB7-Adma platform involves two steps. First, an antibody that binds with high specificity to a cancer-specific protein is administered via intravenous injection. This antibody is chemically modified to include the CB7 chemical entity and accumulates over time at the tumor site. Then, a radionuclide held tightly by our proprietary chelator attached to an Adma group is administered. The Adma group binds to the CB7 group that was previously attached to the cancerous cells with remarkable specificity, delivering radiation dose selectively to the tumor sites. Central to this innovation is CB7-Adma (host-guest) complex formation, driving the interaction between the antibody and radioligand. The chosen host-guest pair, CB7-Adma, demonstrates promising in vivo stability, modularity and low immunogenicity. The platform’s potential was validated through in vivo profiling of ligands, employing a CB7-modified CEA targeting antibody. The agreement with Stony

Brook University will expire on the later of the expiration date of the last to expire licensed patents or 20 years from the date of the first sale of a product utilizing the intellectual property.

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

In March 2024, we acquired the assets and associated lease of Lantheus’ radiopharmaceutical manufacturing facility in Somerset, New Jersey. We believe we will be able to convert the facility, which has three production suites, to manufacture finished radiopharmaceutical product. As a Current Good Manufacturing Practice (CGMP) compliant facility, we intend to utilize the facility to manufacture clinical supply of high quality 203Pb-labeled tumor-specific peptides to visualize and diagnose tumors, and 212Pb-labeled radiopharmaceuticals to treat target tumors with TAT. Moreover, with its three CGMP suites at the facility, we expect to have the capacity to meet future clinical trial and commercial demands at major cancer treatment centers throughout the Northeastern U.S. We intend to continue to expand our manufacturing and supply network during 2024 as we anticipate increasing our clinical trial activities.

Viewpoint Merger

On February 3, 2023, we completed the merger of Isoray Acquisition Corp., a Delaware corporation and wholly owned subsidiary of ours, with Viewpoint Molecular Targeting, Inc. (Viewpoint) (such transaction being the Merger). Pursuant to the Merger, we issued 13,654,507 shares of Common Stock, representing approximately 49% of our fully diluted outstanding capital stock as of the closing of the Merger. Viewpoint is developing the next generation of precision-targeted alpha therapies (TAT) for oncology that have the potential to treat a large population of cancer patients across multiple tumor types, including those with metastatic disease.

For additional information regarding the Merger, see our Forms 8-K filed with the SEC on September 28, 2022 and on February 6, 2023, and our Form 8-K/A filed with the SEC on April 21, 2023.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. Actual results may differ from these estimates under different assumptions or conditions and could, therefore, differ materially from those estimates if actual conditions differ from our assumptions. The accounting policies and related risks described in Part II, Item 7 and Note 2, Accounting Policies, to the consolidated financial statements included in Part II, Item 8 of our 2023 Form 10-K are those that depend most heavily on these judgments and estimates. As of June 30, 2024, there have been no material changes to any of the critical accounting policies and estimates contained therein.

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

The following table sets forth our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change

Grant revenue	$526	$588	$(62)	$851	$821	$30

Operating expenses:
Research and development expenses	9,275	5,370	3,905	16,727	8,679	8,048
General and administrative expenses	5,514	4,987	527	11,392	11,650	(258)
Change in estimate of asset retirement obligation (Note 4)	-	(15)	15	-	(15)	15
Loss on disposal of property and equipment	-	-	-	-	22	(22)
Total operating expenses	14,789	10,342	4,447	28,119	20,336	7,783

Operating loss	$(14,263)	$(9,754)	$(4,509)	$(27,268)	$(19,515)	$(7,753)

Grant Revenue

Our alpha-therapy business is pre-revenue and, accordingly, none of the revenues reflect sales of any of these products which are still under development. Grant revenue for all periods presented relates to our work for the National Institutes of Health.

Operating Expenses

Research and development

Research and development expenses were $9.3 million for the three months ended June 30, 2024, compared to $5.4 million for the three months ended June 30, 2023, an increase of $3.9 million. Research and development expenses were $16.7 million for the six months ended June 30, 2024, compared to $8.7 million for the six months ended June 30, 2023, an increase of $8.0 million. The increase in research and development expenses was related to the development of our TAT drug programs, including higher personnel costs and third-party research and development.

Management believes that research and development expenses will increase as we continue to invest in the development of new drugs and products in the alpha-emitter space and to expand our manufacturing capabilities through additional facility acquisitions.

General and administrative

General and administrative expenses consist primarily of the costs related to our executive, finance, human resources and information technology functions.

General and administrative expenses were $5.5 million for the three months ended June 30, 2024, compared to $5.0 million for the three months ended June 30, 2023, an increase of $0.5 million. The increase in general and administrative expenses during the three months ended June 30, 2024 was due to increased personnel costs and increased fees for professional services.

General and administrative expenses were $11.4 million for the six months ended June 30, 2024, compared to $11.7 million for the six months ended June 30, 2023, a decrease of $0.3 million. The decrease in general and administrative expenses for the six months ended June 30, 2024 was related to the Merger expenses incurred during the first quarter of 2023, offset by increased personnel costs and increased fees for professional services.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. We have historically financed our operations primarily through selling equity to investors. During the six months ended June 30, 2024, we entered into various agreements and raised approximately $306.7 million in gross proceeds. The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in) operating activities	$4,946	$(17,795)
Net cash (used in) provided by investing activities	(50,592)	24,689
Net cash provided by financing activities	288,412	432
Net increase in cash and cash equivalents	$242,766	$7,326

Cash flows from operating activities

Net cash provided by operating activities in the six months ended June 30, 2024 was primarily due to amounts received pursuant to that certain option agreement, dated January 8, 2024, of $28.0 million, partially offset by a net loss of approximately $24.0 million, net of approximately $2.0 million for non-cash activities, such as share-based compensation, depreciation expense and accrued interest on short-term investments, and a decrease of $2.0 million in accrued expenses and accounts payable, partially offset by an increase of $1.0 million in accounts receivable.

Net cash used in operating activities in the six months ended June 30, 2023 was primarily due to a net loss of approximately $11.5 million and approximately $7.2 million in adjustments for non-cash activities, such as share-based compensation, depreciation and amortization expense, accretion of asset retirement obligation, loss on property and equipment disposals, and changes in deferred taxes, partially offset by an increase of approximately $0.9 million in operating assets and liabilities, including accounts payable and accrued personnel expenses.

Cash flows from investing activities

Investing activities for the six months ended June 30, 2024 consisted of short-term investments in U.S. treasury bills and additions to property and equipment. Investing activities for the six months ended June 30, 2023 consisted of transactions related to the purchase of fixed assets and proceeds from the maturity of short-term investments in U.S. treasury bills and cash acquired as part of the merger with Viewpoint.

Cash flows from financing activities

Financing activities in the six months ended June 30, 2024 included cash provided by the various agreements we entered into and in which we received aggregate gross proceeds of approximately $306.7 million. For additional information regarding the cash we raised, see Sources of Liquidity below.

Financing activities in the six months ended June 30, 2023 included costs related to Common Stock issued in exchange for Viewpoint common stock and the repayment of notes payable.

Sources of Liquidity

On May 24, 2024, we entered into an underwriting agreement with BofA Securities, Inc., as representative of the underwriters named therein, in connection with its previously announced underwritten offering (Registered Offering) of 5,151,588 shares (Registered Offering Shares) of our Common Stock and, in lieu of Registered Offering Shares to certain investors, pre-funded warrants (May 2024 Pre-funded Warrants) to purchase 146,425 shares of Common Stock. The price to the investors for the Registered Offering Shares was $15.10 per Registered Offering Share, and the price to the investors for the May 2024 Pre-funded Warrants was $15.09 per May 2024 Pre-funded Warrant, which represents the per share price for the Registered Offering Shares less the $0.01 per share exercise price for each such May 2024 Pre-funded Warrant. The Registered Offering closed on May 29, 2024. BofA Securities, Inc., Oppenheimer & Co. Inc. and RBC Capital Markets, LLC acted as joint book-running managers for the Registered Offering and B. Riley Securities, Inc. acted as a co-manager for the Registered Offering. JonesTrading Institutional Services LLC acted as a financial advisor for the Registered Offering.

Our gross proceeds from the Registered Offering were approximately $80 million, before underwriting discounts and commissions and estimated expenses of the Offering. We intend to use the net proceeds from the Registered Offering for: (i) the continued clinical development of VMT-α-NET, VMT-01/02 and PSV359; (ii) the continued development of PSV40X and additional preclinical product candidates as well as a broader development platform; and (iii) the build out, operation and expansion of manufacturing facilities, as well as for working capital and other general corporate purposes. A portion of the net proceeds may also be used to acquire, license or invest in complementary products, technologies, intellectual property or businesses, although we have no present commitments or agreements to do so.

The May 2024 Pre-funded Warrants became exercisable subsequent to the filing and effectiveness of an amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware on June 14, 2024. The exercise price and the number of shares of Common Stock issuable upon exercise of each May 2024 Pre-funded Warrant are subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock as well as upon any distribution of assets, including cash, stock or other property, to our stockholders. The

May 2024 Pre-funded Warrants will not expire and are exercisable in cash or by means of a cashless exercise. A holder of May 2024 Pre-funded Warrants may not exercise such May 2024 Pre-funded Warrants if the aggregate number of shares of Common Stock beneficially owned by such holder, together with its affiliates, would be more than 4.99% or 9.99%, as elected by such holder, of the issued and outstanding shares of Common Stock following such exercise, as such percentage ownership is determined in accordance with the terms of the May 2024 Pre-funded Warrants. A holder of May 2024 Pre-funded Warrants may increase or decrease this percentage not in excess of 19.99% by providing at least 61 days’ prior notice to us.

On April 11, 2024, we sold shares of our Common Stock pursuant to that certain At Market Issuance Sales Agreement (ATM Agreement), dated as of November 17, 2023, by and among us, Oppenheimer & Co. Inc., B. Riley Securities, Inc. and JonesTrading Institutional Services LLC. The sales resulted in gross proceeds to us of approximately $49.5 million. For additional information regarding the ATM Agreement, see our Form S-3 filed on November 17, 2023 and Form S-3/A filed on December 7, 2023.

On March 4, 2024, we entered into an investment agreement with certain accredited institutional investors pursuant to which we agreed to issue and sell, in a private placement (March 2024 Private Placement), 9,200,998 shares of our Common Stock, for a purchase price of $9.50 per share, representing the closing price of the Common Stock on March 1, 2024. The closing of the March 2024 Private Placement occurred on March 6, 2024. The gross proceeds to us from the March 2024 Private Placement were approximately $87.4 million, before deducting fees and other estimated transaction expenses. We intend to use the net proceeds from the March 2024 Private Placement for general corporate and working capital purposes, which may include research and development expenditures, preclinical study and clinical trial expenditures, manufacturing expenditures, commercialization expenditures, capital expenditures, acquisitions of new technologies, products or businesses and investments.

On January 8, 2024, we entered into an investment agreement (Lantheus Investment Agreement) with Lantheus Alpha Therapy, LLC, a Delaware limited liability company and wholly owned subsidiary of Lantheus Holdings, Inc. (Lantheus), pursuant to which we agreed to sell and issue to Lantheus in a private placement transaction certain shares (Lantheus Shares) of our Common Stock. The closing of the purchase and sale of the Lantheus Shares to Lantheus by us (Lantheus Closing) was subject to us raising at least $50.0 million of gross proceeds (excluding Lantheus’ investment) in a qualifying third-party financing transaction, which occurred on January 22, 2024. The number of Lantheus Shares sold was 5,634,235, representing 19.99% of the outstanding shares of Common Stock as of January 8, 2024. Pursuant to the Lantheus Investment Agreement, we agreed to cooperate in good faith to negotiate and enter into a registration rights agreement with Lantheus, obligating us to file a registration statement on Form S-3 with the SEC to register for resale the Lantheus Shares issued at the Lantheus Closing. We filed such Form S-3 on March 29, 2024, and the SEC declared it effective on April 9, 2024 (File No. 333-278362). The Lantheus Investment Agreement also contains agreements between us and Lantheus whereby Lantheus is provided certain board observer and information rights of us, as well as standstill provisions prohibiting Lantheus from taking certain actions for a specified period of time, subject to certain exceptions.

On January 17, 2024, we entered into an underwriting agreement (Underwriting Agreement) with Oppenheimer & Co. Inc., as representative of the underwriters named therein (Underwriters), in connection with our underwritten public offering (Public Offering) of 13,207,521 shares (Public Shares) of our Common Stock and in lieu of Public Shares to certain investors, pre-funded warrants (Jan. 2024 Pre-funded Warrants) to purchase 3,008,694 shares of Common Stock. The price to the public for the Public Shares was $3.70 per Public Share, and the price to the public for the Jan. 2024 Pre-funded Warrants was $3.69 per Jan. 2024 Pre-funded Warrant, which represents the per share price for the Public Shares less the $0.01 per share exercise price for each such Jan. 2024 Pre-funded Warrant. Under the terms of the Underwriting Agreement, we granted the Underwriters an option, exercisable for 30 days, to purchase up to an additional 2,432,432 shares of Common Stock at the same price per share as the Public Shares, which such option was fully exercised by the Underwriters on January 18, 2024. The Public Offering closed on January 22, 2024.

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

The Jan. 2024 Pre-funded Warrants are exercisable at any time after the date of issuance. The exercise price and the number of shares of Common Stock issuable upon exercise of each Jan. 2024 Pre-funded Warrant are subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock as well as upon any distribution of assets, including cash, stock or other property, to our stockholders. The Jan. 2024 Pre-funded Warrants will not expire and are exercisable in cash or by means of a cashless exercise. A holder of Jan. 2024 Pre-funded Warrants may not exercise such Jan. 2024 Pre-funded Warrants if the aggregate number of shares of Common Stock beneficially owned by such holder, together with its affiliates, would beneficially own more than 4.99% of the issued and outstanding shares of Common Stock following such exercise, as such percentage ownership is determined in accordance with the terms of the Jan. 2024 Pre-funded Warrants. A holder of Jan. 2024 Pre-funded Warrants may increase or decrease this percentage not in excess of 19.99% by providing at least 61 days’ prior notice to us.

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
•
support our marketing and distribution infrastructure to commercialize any future product candidates for which we may obtain marketing approval; and
•
hire additional clinical, medical, development and other personnel.

At June 30, 2024, we had cash, cash equivalents and short-term investments of $292.9 million. We believe our cash, cash equivalents and short-term investments will be sufficient to fund our current planned operations and capital investments into mid-2026. Monthly operating expenses are budgeted to increase for research and development and general and administrative expenses in 2024 as management works to implement our strategy to advance our two clinical assets, VMT-α-NET and VMT01, in our clinical trials and to progress our preclinical assets towards clinical trials. Management anticipates a significant increase of expenses, particularly in research and development, as we undertake these activities in 2024 and beyond.

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

We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect that we will require additional capital to pursue in-licenses or acquisitions of other program candidates. If we receive regulatory approvals for our program candidates, we expect to incur commercialization expenses related to program manufacturing, sales, marketing and distribution, depending on where we choose to commercialize or whether we commercialize jointly or on our own.

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

Until such time, if ever, that we can generate program revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, other third-party funding, strategic alliances, licensing arrangements or marketing and distribution arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through other third-party funding, strategic alliances, licensing arrangements, outright sales of program candidates or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we will be required to delay, limit, reduce or terminate our program development or future commercialization efforts or grant rights to develop and market programs or program candidates that we would otherwise prefer to develop and market ourselves.

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

Other Commitments and Contingencies

We presented our other commitments and contingencies in our 2023 Form 10-K for the period ended December 31, 2023. There have been no material changes outside of the ordinary course of business in those obligations during the six months ended June 30, 2024, other than those disclosed in Note 10, Commitments and Contingencies, to the condensed consolidated financial statements in this Form 10-Q.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the Exchange Act), and are not required to provide the information required under this item.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and co-principal financial officers, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2024. Based on that evaluation, our principal executive officer and our co-principal financial officers concluded that the design and operation of our disclosure controls and procedures were effective. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedures are designed to provide a reasonable level of assurance that the objectives of the system will be met.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceedings against us that we believe could have a material adverse effect on our business, operating results or financial condition.

ITEM 1A – RISK FACTORS

A description of the risk factors associated with our business was included under the heading “Risk Factors” contained in Part I, Item 1A of our 2023 Form 10-K. There have been no material changes in our risk factors since such 2023 Form 10-K filing.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2024, none of our directors or executive officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6 – EXHIBITS

(Except as otherwise indicated (a) all exhibits were previously filed, (b) all omitted exhibits are intentionally omitted, and (c) all documents referenced below were filed under SEC file number 001-33407.)

Exhibits:
1.1+

Underwriting Agreement, by and between Perspective Therapeutics, Inc. and BofA Securities, Inc., as representative of the underwriters named therein, dated May 24, 2024, incorporated by reference to Exhibit 1.1 of the Form 8-K filed on May 29, 2024.

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

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Perspective Therapeutics, Inc., effective June 14, 2024, incorporated by reference to Exhibit 3.1 of the Form 8-K filed on June 14, 2024.

3.3	Amended and Restated Bylaws of Perspective Therapeutics, Inc. as of February 14, 2023, incorporated by reference to Exhibit 3.2 of the Form 8-K filed on February 16, 2023.

4.1	Form of Pre-funded Warrant to Purchase Common Stock, incorporated by reference to Exhibit 4.1 of the Form 8-K filed on May 29, 2024.

10.1*#!	Perspective Therapeutics, Inc. Third Amended and Restated 2020 Equity Incentive Plan.

10.2*#!	Isoray, Inc. 2017 Equity Incentive Plan.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

#	Filed herewith solely to reflect the 1-for-10 reverse stock split of the Company effective June 14, 2024.
!	Denotes Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2024
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