Form 10-Q
period 2024-09-30
Perspective Therapeutics, Inc.
filed 2024-11-12
CIK 728387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of November 7, 2024
Common stock, $0.001 par value	67,587,540

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

ii

PERSPECTIVE THERAPEUTICS, INC.

iii

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Perspective Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except shares and par value data)

	September 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$226,443	$9,238
Short-term investments	41,404	-
Accounts receivable, net of allowance for doubtful accounts: 2024 - $592; 2023 - $650	217	1,165
Prepaid expenses and other current assets	2,108	1,133
Current assets held for sale, discontinued operations	-	5,301
Total current assets	270,172	16,837
Noncurrent assets:
Property and equipment, net	43,792	5,576
Right-of-use asset, net	2,433	747
Restricted cash	-	182
Intangible assets, in-process research and development	50,000	50,000
Goodwill	24,062	24,062
Other assets, net	694	487
Total assets	$391,153	$97,891

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$21,813	$6,909
Lease liability	903	46
Accrued personnel expenses	3,976	3,588
Note payable	51	49
Deferred Income (Note 3)	1,400	-
Current liabilities of discontinued operations	-	5,072
Total current liabilities	28,143	15,664
Noncurrent liabilities:
Lease liability, net of current portion	1,676	780
Note payable, net of current portion	1,638	1,676
Deferred Income, net of current portion (Note 3)	26,600	-
Deferred tax liability	4,592	4,592
Other noncurrent liabilities	33	-
Total liabilities	62,682	22,712

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock, $0.001 par value; 7,000,000 shares authorized; 5,000,000 designated Series B convertible preferred stock; no shares issued and outstanding as of September 30, 2024 and December 31, 2023	-	-
Common stock, $0.001 par value; 750,000,000 shares authorized; 67,562,781 and 28,180,985 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively[1]	67	28
Additional paid-in capital[1]	519,954	227,591
Accumulated deficit	(191,550)	(152,440)
Total stockholders' equity	328,471	75,179

Total liabilities and stockholders' equity	$391,153	$97,891

1. Amounts for prior periods presented have been retroactively adjusted to reflect the 1-for-10 reverse stock split effected on June 14, 2024. See Note 1 for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Perspective Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Grant revenue	$369	$276	$1,220	$1,097

Operating expenses:
Research and development	12,028	5,552	28,755	14,231
General and administrative	6,975	4,474	18,367	16,124
Change in estimate of asset retirement obligation (Note 4)	-	-	-	(15)
Loss on disposal of property and equipment	-	-	-	22
Total operating expenses	19,003	10,026	47,122	30,362

Operating loss	(18,634)	(9,750)	(45,902)	(29,265)

Non-operating income (expense):
Interest income	3,581	204	7,868	872
Interest and other expense	(69)	(14)	(121)	(58)
Equity in loss of affiliate	-	(12)	(6)	(12)
Total non-operating income (expense), net	3,512	178	7,741	802

Net loss from continuing operations	(15,122)	(9,572)	(38,161)	(28,463)
Net loss from discontinued operations	-	(784)	(890)	(3,870)
Loss recognized on classification as held for sale	-	-	(59)	-
Net loss before deferred income tax benefit	(15,122)	(10,356)	(39,110)	(32,333)
Deferred income tax benefit	-	-	-	10,500
Net loss	$(15,122)	$(10,356)	$(39,110)	$(21,833)

Basic and diluted loss per share:
Loss from continuing operations[1]	$(0.21)	$(0.34)	$(0.61)	$(0.68)
Loss from discontinued operations[1]	-	(0.03)	(0.01)	(0.15)
Basic and diluted loss per share[1]	$(0.21)	$(0.37)	$(0.62)	$(0.83)

Weighted average shares used in computing net loss per share:
Basic and diluted[1]	70,629	28,055	62,293	26,323

1. Amounts for prior periods presented have been retroactively adjusted to reflect the 1-for-10 reverse stock split effected on June 14, 2024. See Note 1 for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Perspective Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,110)	$(21,833)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Foreign currency adjustments	39	-
Lease expense	100	35
Depreciation expense	1,585	684
Write-off of inventory associated with discontinued product	-	298
Loss on disposal of property and equipment	-	22
Amortization of other assets	12	30
Accretion of asset retirement obligation	-	26
Equity in loss of affiliate	6	12
Accrued interest on short-term investments	(899)	-
Change in allowance for doubtful accounts	(58)	-
Change in estimate of asset retirement obligation	-	(15)
Loss on divestiture	59	-
Share-based compensation	3,327	3,018
Deferred income tax benefit	-	(10,500)
Changes in operating assets and liabilities:
Accounts receivable	890	(368)
Inventory related to discontinued operations (Note 4)	11	257
Prepaid expenses and other current assets	(975)	12
Accounts payable and accrued expenses	14,937	(683)
Deferred Income[1]	28,000	-
Accrued personnel expenses	388	1,100
Net cash provided by (used in) operating activities	8,312	(27,905)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(39,800)	(983)
Additions to other assets	(24)	(18)
Proceeds from maturity of short-term investments	38,225	22,764
Purchases of short-term investments	(78,730)	-
Net cash acquired in acquisition of Viewpoint	-	2,699
Net cash (used in) provided by investing activities	(80,329)	24,462

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(36)	(56)
Proceeds from sales of common stock, pursuant to exercise of warrants, net	125	-
Proceeds from sales of common stock, pursuant to exercise of options	896	554
Proceeds from the issuance of common stock and Pre-funded Warrants, net[1]	288,055	-
Issuance costs related to common stock issued in exchange for Viewpoint common stock	-	(65)
Net cash provided by financing activities	289,040	433

Net increase (decrease) in cash, cash equivalents and restricted cash	217,023	(3,010)
Cash, cash equivalents and restricted cash beginning of period	9,420	21,175
CASH, CASH EQUIVALENTS AND RESTRICTED CASH END OF PERIOD	$226,443	$18,165

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$226,443	$17,983
Restricted cash	-	182
Total cash, cash equivalents and restricted cash shown on the condensed consolidated statements of cash flows	$226,443	$18,165

Supplemental schedule of noncash investing and financing activities:
Recognition of operating lease liability and right-of-use asset	$2,115	$811
Additions to property and equipment	16,518	-
Fair value of Viewpoint assets acquired including goodwill	-	85,885
13,654,507[2] shares of Perspective Therapeutics common stock issued in exchange for Viewpoint common stock	-	(54,618)
Assumption of Viewpoint stock options and warrants at fair value	-	(7,836)
Note receivable and accrued interest from Viewpoint forgiven	-	(6,171)

1. See Note 3, Investments and Agreements, for additional information.

2. Amount for prior period presented has been retroactively adjusted to reflect the 1-for-10 reverse stock split effected on June 14, 2024. See Note 1 for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Perspective Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

(In thousands, except shares)

	Common Stock
	Shares[1]	Amount[1]	Additional Paid-in Capital[1]	Accumulated Deficit	Total

Balances at December 31, 2022	14,211,276	$14	$160,560	$(105,932)	$54,642
Issuance of common stock in exchange for Viewpoint common stock, net	13,654,507	14	54,539	-	54,553
Assumption of Viewpoint stock options and warrants at fair value	-	-	7,836	-	7,836
Share-based compensation	-	-	1,368	-	1,368
Net loss	-	-	-	(371)	(371)
Balances at March 31, 2023	27,865,783	$28	$224,303	$(106,303)	$118,028
Issuance of common stock pursuant to exercise of options	182,158	-	532	-	532
Share-based compensation	-	-	1,199	-	1,199
Net loss	-	-	-	(11,106)	(11,106)
Balances at June 30, 2023	28,047,941	$28	$226,034	$(117,409)	$108,653
Issuance of common stock pursuant to exercise of options	9,160	-	22	-	22
Share-based compensation	-	-	451	-	451
Net loss	-	-	-	(10,356)	(10,356)
Balances at September 30, 2023	28,057,101	$28	$226,507	$(127,765)	$98,770

	Common Stock
	Shares[1]	Amount[1]	Additional Paid-in Capital[1]	Accumulated Deficit	Total

Balances at December 31, 2023	28,180,985	$28	$227,591	$(152,440)	$75,179
Issuance of common stock pursuant to the Public Offering, net[2]	15,639,954	16	53,125	-	53,141
Issuance of Jan. 2024 Pre-funded Warrants, net[2]	-	-	10,208	-	10,208
Issuance of common stock pursuant to the Lantheus Investment Agreement, net[2]	5,634,235	6	20,840	-	20,846
Issuance of common stock pursuant to the March 2024 Investment Agreement, net[2]	9,200,998	9	82,010	-	82,019
Issuance of common stock pursuant to exercise of options	35,424	-	126	-	126
Share-based compensation	-	-	656	-	656
Net loss	-	-	-	(12,284)	(12,284)
Balances at March 31, 2024	58,691,596	$59	$394,556	$(164,724)	$229,891
Issuance of common stock pursuant to exercise of options	24,450	-	128	-	128
Issuance of stock pursuant to exercise of common stock warrants	22,401	-	123	-	123
Issuance of common stock pursuant to the ATM, net[2]	3,535,246	3	47,930	-	47,933
Issuance of common stock pursuant to the Registered Offering, net[2]	5,151,588	5	71,863	-	71,868
Issuance of May 2024 Pre-funded Warrants, net[2]	-	-	2,040	-	2,040
Share-based compensation	-	-	719	-	719
Cancellation of fractional shares due to the 1-for-10 reverse stock split	(114)	-	(1)	-	(1)
Net loss	-	-	-	(11,704)	(11,704)
Balances at June 30, 2024	67,425,167	$67	$517,358	$(176,428)	$340,997
Issuance of common stock pursuant to exercise of options	137,229	-	642	-	642
Issuance of stock pursuant to exercise of common stock warrants	385	-	2	-	2
Share-based compensation	-	-	1,952	-	1,952
Net loss	-	-	-	(15,122)	(15,122)
Balances at September 30, 2024	67,562,781	$67	$519,954	$(191,550)	$328,471

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

Perspective Therapeutics, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

1.
Basis of Presentation and Summary of Significant Accounting Policies

Perspective Therapeutics, Inc. is developing the next generation of precision-targeted alpha therapies (TAT) for oncology that have the potential to treat a large population of cancer patients across multiple tumor types, including those with metastatic disease. The accompanying unaudited condensed consolidated financial statements are those of Perspective Therapeutics, Inc., and its wholly owned subsidiaries, referred to herein as “Perspective Therapeutics” or the “Company.” All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments necessary for the fair presentation of the condensed consolidated financial statements have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes as set forth in the Company’s Annual Report on Form 10-K for the period ended December 31, 2023 filed with the SEC on March 28, 2024 (2023 Form 10-K).

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

Liquidity

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company has had a history of operating losses and an absence of significant recurring cash inflows from revenue. At September 30,

2024, the Company had cash, cash equivalents and short-term investments of $267.8 million and total accumulated deficit of $191.6 million. The Company has historically financed its operations primarily through selling equity.

The Company believes that its $267.8 million of cash, cash equivalents and short-term investments as of September 30, 2024 will enable it to fund its current planned operations into mid-2026, though it may raise additional capital through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements and/or government funding and grants.

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

Significant Accounting Policies

The Company’s significant accounting policies and recent accounting pronouncements are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements in Item 8 of the 2023 Form 10-K. There have been no changes to the Company’s significant accounting policies, and the Company has not adopted any significant accounting policies during the nine months ended September 30, 2024.

2.
Loss per Share

Basic and diluted loss per share is calculated by dividing net loss by the weighted average number of shares of Common Stock outstanding and does not include the impact of any potentially dilutive common stock equivalents. In January 2024 and May 2024, the Company issued pre-funded warrants in connection with the Public Offering (as defined below) and the Registered Offering (as defined below), respectively (see Note 3, Investments and Agreements, in this Form 10-Q). As the pre-funded warrants’ exercise price is nominal and there are no conditions that must be satisfied prior to their exercise, the pre-funded warrants are included in the calculation of the basic and diluted earnings per share as of September 30, 2024. At each of September 30, 2024 and 2023, the calculation of diluted weighted average shares did not include common stock warrants or options that were potentially convertible into Common Stock as those would be antidilutive due to the Company’s net loss position.

Securities not considered in the calculation of diluted loss per share, but that could be dilutive in the future, are as follows (in thousands):

	September 30, 2024	September 30, 2023
Common stock warrants	416	576
Common stock options	7,252	4,468
Total potential dilutive securities	7,668	5,044

Effective upon the closing of the Merger with Viewpoint on February 3, 2023, the Company assumed 338,709 warrants to purchase shares of Common Stock with an exercise price of $2.70 per share and 2,426,342 options to purchase shares of Common Stock with exercise prices ranging from $1.30 to $3.00 per share.

3.
Investments and Agreements

2024 At-the-Market (ATM) Agreement

On August 13, 2024, the Company entered into a Controlled Equity OfferingSM Sales Agreement (2024 ATM Agreement) with Cantor Fitzgerald & Co. and RBC Capital Markets, LLC (each, an ATM Agent, and together, the ATM Agents) pursuant to which the Company from time to time may offer and sell shares (2024 ATM Shares) of its Common Stock, through or to the ATM Agents having an aggregate sales price of up to $250.0 million.

Subject to the terms and conditions of the 2024 ATM Agreement, each ATM Agent is required to use its commercially reasonable efforts to sell the ATM Shares from time to time, based upon the Company’s instructions. The Company has provided the ATM Agents with customary indemnification rights, and the ATM Agents will be entitled to a commission of up to 3.0% of the gross proceeds from each sale of the ATM Shares effectuated through or to the applicable ATM Agent selling the ATM Shares.

Sales of the 2024 ATM Shares, if any, under the 2024 ATM Agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. The Company has no obligation to sell any of the 2024 ATM Shares and may at any time suspend offers under the 2024 ATM Agreement or terminate the 2024 ATM Agreement.

The Common Stock to be sold under the 2024 ATM Agreement, if any, will be issued and sold pursuant to the Company’s automatic shelf registration statement on Form S-3 (File No. 333-279692) (the May 2024 Registration Statement), which became effective upon filing with the SEC on May 24, 2024. On August 13, 2024, the Company filed a prospectus supplement to the May 2024 Registration Statement with the SEC in connection with the offer and sale of the 2024 ATM Shares pursuant to the 2024 ATM Agreement.

As of September 30, 2024, the Company has not completed any transactions pursuant to the 2024 ATM Agreement.

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

The gross proceeds to the Company from the Registered Offering were approximately $80.0 million, before underwriting discounts and commissions and estimated expenses of the Registered Offering.

The Registered Offering was made pursuant to the May 2024 Registration Statement, a related base prospectus, free writing prospectus and prospectus supplement each dated May 24, 2024.

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

The Company determined that the Option Agreement should be accounted for as a research and development arrangement in accordance with Accounting Standards Codification (ASC) 730-20, Research and Development Arrangements, as Lantheus held approximately

19.9% of the Company’s outstanding Common Stock at March 31, 2024. The Option Agreement contains no repayment provisions, does not create any obligation to enter into any license, transfer or sale agreements with Lantheus, and does not restrict the use of the funds in any way.

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

2023 ATM Agreement

The Company entered into an ATM Issuance Sales Agreement, dated November 17, 2023, by and among the Company, Oppenheimer & Co., Inc., B. Riley Securities, Inc. and JonesTrading Institutional Services LLC (2023 ATM Agreement). Pursuant to the 2023 ATM Agreement, the Company established an ATM equity program under which it may offer and sell shares of its Common Stock, from time to time.

On November 17, 2023, the Company filed a shelf registration statement on Form S-3 with the SEC (File No. 333-275638) and accompanying base prospectus, declared effective by the SEC on December 14, 2023, for the offer and sale of up to $200.0 million of its securities (December 2023 Registration Statement). Also on November 17, 2023, the Company filed a prospectus supplement with the SEC in connection with the offering of up to $50.0 million of shares of its Common Stock pursuant to the 2023 ATM Agreement under the December 2023 Registration Statement. In December 2023, the Company sold 123,882 shares under the 2023 ATM Agreement at an average price of approximately $3.03 per common share for gross proceeds of approximately $0.4 million.

On April 11, 2024, the Company sold 3,535,246 shares of its Common Stock under the 2023 ATM Agreement at an average price of approximately $14.00 per common share, resulting in gross proceeds of approximately $49.5 million.

On May 25, 2024, the Company terminated the offering of securities pursuant to the December 2023 Registration Statement in connection with the filing and effectiveness of the May 2024 Registration Statement.

On August 7, 2024, the Company delivered written notice to Oppenheimer & Co., Inc., B. Riley Securities, Inc. and JonesTrading Institutional Services LLC that it was terminating the 2023 ATM Sales Agreement, which termination became effective August 12, 2024.

For additional information related to certain of the agreements discussed above, see Note 20, Subsequent Events, in the Company’s 2023 Form 10-K.

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

Pursuant to the terms of, and subject to the conditions specified in, the GT Medical APA, at the GT Medical Closing, (i) GT Medical issued to Isoray 279,516 shares of GT Medical’s common stock, par value $0.0001 per share, representing 0.5% of GT Medical’s issued and outstanding capital stock on a fully diluted basis as of the GT Medical Closing Date and (ii) Isoray has the right to receive, and GT Medical is obligated to pay, certain cash royalty payments during each of the first four years beginning upon the GT Medical Closing Date (each such year, a Measurement Period), as summarized below:

•
with respect to GT Medical’s net sales of Cesium-131 brachytherapy seeds for cases that do not utilize GT Medical’s GammaTile Therapy: (a) if such net sales for a Measurement Period are $10.0 million or less, 3.0% of such net sales; (b) if such net sales for a Measurement Period are greater than $10.0 million and less than $15.0 million, 4.0% of such net sales; and (c) if such net sales for a Measurement Period are $15.0 million or more, 5.0% of such net sales; and
•
with respect to GT Medical’s net sales of GT Medical’s GammaTile Therapy utilizing Cesium-131 brachytherapy seeds: 0.5% of such net sales for a Measurement Period.

In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the following table presents the major classes of assets and liabilities of discontinued operations of the Business reported in the condensed consolidated balance sheets and prior year amounts have been reclassified.

	September 30, 2024	December 31, 2023
(in thousands)
Assets held for sale of discontinued operations, current
Inventory	$-	$3,148
Prepaid expenses and other current assets	-	169
Property and equipment, net	-	1,263
Right-of-use asset, net	-	676
Other assets, net	-	45
Total current assets held for sale of discontinued operations	$-	$5,301

Liabilities held for sale of discontinued operations, current
Lease liability	$-	$677
Asset retirement obligation	-	225
Loss recognized on classification as held for sale	-	4,170
Total current liabilities of discontinued operations	$-	$5,072

The following table presents the components of discontinued operations in relation to the Business reported in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Sales, net	$-	$1,909	$2,178	$5,239
Cost of sales	-	1,447	1,564	4,863
Gross profit	-	462	614	376

Operating expenses:
Research and development	-	169	69	1,000
Sales and marketing	-	855	941	2,578
General and administrative	-	222	494	668
Total operating expenses	-	1,246	1,504	4,246

Total loss from discontinued operations	$-	$(784)	$(890)	$(3,870)

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

Certain amounts included in the unaudited condensed consolidated statements of cash flows related to the discontinued operations are as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023

Depreciation	$-	$171
Amortization	-	27
Write-off of inventory associated with discontinued product	-	298
Share-based compensation	166	568
Additions to property and equipment	-	287

The Company previously had a restricted cash account to provide collateral for the decommissioning of its leased facility for Cesium-131 production. This facility lease was assumed by GT Medical as part of the GT Medical APA which included the commitment to decommission the facility. The Company has subsequently moved the full balance of the restricted cash account to its general operating cash accounts.

For the three and nine months ended September 30, 2024 and 2023, there was no provision (benefit) for income taxes recorded related to the discontinued operations. Additionally, the Company is in a loss position and has recorded a full valuation allowance for the deferred tax assets associated with the discontinued operations.

5.
Property and Equipment

On July 15, 2024, August 2, 2024 and October 31, 2024, the Company purchased a building located in the Houston, Texas, metropolitan area for $4.7 million, a building in the Chicago, Illinois, metropolitan area for $5.0 million, and a building in the Los Angeles, California, metropolitan area for $11.0 million, respectively, which it intends to use for the manufacture of its program candidates upon completion of modifications and installation of equipment.

On September 18, 2024, the Company entered into a Master Equipment and Services Agreement (MESA) and statements of work (SOWs) thereunder with Comecer SpA (Comecer), pursuant to which the Company agreed to purchase from Comecer manufacturing equipment for the production of the Company’s radiopharmaceutical products including, but not limited to, isotope processing hot cells and production suites and related equipment (collectively, the Deliverables) and services for installation and validation of the Deliverables at several of the Company’s production facilities in the United States. The aggregate consideration for such equipment and services pursuant to the MESA and SOWs is approximately €49.0 million payable in cash, excluding certain incidental costs such as taxes, customs and duties, local transport, insurance and rigging. The Company may also elect to purchase certain additional equipment and services pursuant to the SOWs. The MESA provides for the payment of certain amounts in installments over the course of the production, installation and validation of the Deliverables.

The Company’s property and equipment consisted of the following as of:

	September 30, 2024	December 31, 2023
	(in thousands)
Building	$1,770	$1,770
Land	1,283	1,283
Equipment	10,601	2,683
Leasehold improvements	3,497	179
Other[1]	28,895	330
Property and equipment	46,046	6,245
Less accumulated depreciation	(2,254)	(669)
Property and equipment, net	$43,792	$5,576
1.
Property and equipment not placed in service are items that meet the capitalization threshold, or which management believes will meet the threshold at the time of completion and which have yet to be placed into service as of the date of the balance sheets and, therefore, no depreciation expense has been recognized.

6.
Goodwill and Other Intangible Assets

Goodwill

The carrying amount of goodwill as of both September 30, 2024 and December 31, 2023 was $24.1 million and has been recorded in connection with the Company’s Merger of Viewpoint in February 2023. The Company tests goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of its assets. No testing was deemed necessary during the three and nine months ended September 30, 2024.

The following table summarizes the components of the Company’s other intangible assets (in thousands):

	September 30, 2024
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

7.
Held-to-Maturity Investments

The following table summarizes the carrying values and fair values of the Company’s financial instruments (in thousands):

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Bills	$41,404	$11	$-	$41,415

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

Included in the Company’s cash and cash equivalents in the condensed consolidated balance sheet is its money market fund, which is measured at fair value on a recurring basis and categorized using the fair value hierarchy (in thousands):

September 30, 2024
Estimated Fair Value Level 1
Money market fund	$224,502

There were no Level 2 or Level 3 financial instruments measured at fair value on a recurring basis at September 30, 2024, and the Company did not have any financial instruments measured at fair value on a recurring basis at December 31, 2023.

For information related to short-term investments, see Note 7, Held-to-Maturity Investments.

9.
Share-Based Compensation

On May 31, 2024, the Company held its 2024 Annual Meeting of Stockholders (Annual Meeting). At the Annual Meeting, the Company’s stockholders approved the Company’s Third Amended and Restated 2020 Equity Incentive Plan (the Amended and Restated Plan) which, among other things, (a) increased the aggregate number of shares of Common Stock authorized for issuance under the Amended and Restated Plan by 4,870,092 for a total of 12,500,000 shares of Common Stock, and (b) adjusted the “evergreen” provision included therein, such that the number of shares of Common Stock available for the grant of awards under the Amended and Restated Plan will automatically increase on January 1 of each year in an amount equal to 5% of the number of shares of Common Stock issued and outstanding on December 31 of the immediately preceding year (subject to adjustment in the event of stock splits and other similar events); provided, however, that the Company’s Board of Directors may act prior to January 1 of a given year to provide that there will be no increase in the share limit for such year or provide that the increase for such year will be a lesser number of shares of Common Stock. On August 14, 2024, the Company filed a Form S-8 to register 4,870,092 additional shares of Common Stock authorized for issuance under the Amended and Restated Plan as approved by stockholders at the Annual Meeting.

The following table presents the share-based compensation expense recognized for all share-based compensation arrangements, excluding share-based compensation expense reported in Note 4, Discontinued Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Research and development	$814	$179	$1,336	$763
General and administrative	1,138	239	1,825	1,687
Total share-based compensation	$1,952	$418	$3,161	$2,450

10.
Commitments and Contingencies

The Company has been in settlement negotiations with a representative for six stockholder plaintiff firms alleging the Company violated Delaware law in its preliminary proxy statement that was disseminated to stockholders in November 2022 for the Company’s annual meeting held in December 2022. Based on these settlement negotiations to date, the Company estimates that it will settle for no more than an aggregate of $0.2 million and, therefore, recorded an estimated liability of $0.2 million as of December 31, 2023. There was no change in the estimate as of September 30, 2024. This balance is included in accrued expenses on the unaudited condensed consolidated balance sheets.

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

On August 8, 2024, the Company entered into an access and license agreement with Lantheus. For additional information, see Note 12, Leases.

12.
Leases

The Company accounts for its leases under ASC 842, Leases. Effective April 1, 2024, the Company entered into a lease with the Board of Regents, State of Iowa, for lab and office space at the BioVentures Center. The lease terminates in March 2026. Upon entering into this lease, the Company recognized a right-of-use asset and lease liability of approximately $1.1 million on the balance sheet based upon the present value of the future base payments discounted at an 8% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit discount rate.

The Company acquired a lease from Progenics, an affiliate of Lantheus, for a production facility in Somerset, New Jersey effective on March 1, 2024 (see Note 3, Investments and Agreements, in this Form 10-Q). The lease terminates on November 29, 2028. Upon entering into this lease, the Company recognized a right-of-use asset and lease liability of approximately $0.3 million on the balance sheet based upon the present value of the future base payments discounted at an 8% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit discount rate.

On August 8, 2024, the Company assumed a lease from Progenics for office space in Somerset, New Jersey (Office). The lease terminates on November 30, 2028. Upon entering into this lease, the Company recognized a right-of-use asset and lease liability of approximately $0.6 million on the balance sheet based upon the present value of the future base payments discounted at an 8% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit discount rate.

Upon assuming the lease, the Company entered into a license and access agreement with Lantheus, which provides access to both dedicated and shared space of the Office (Access Agreement). There is no renewal option, and the termination options are available only for material breaches. In consideration of the Access Agreement, Lantheus agreed to pay base rent and associated costs through December 2024 directly to the landlord. The base rent through December 2024 is less than $0.1 million (Prepaid Rent). Pursuant to ASC 842, Leases, the Access Agreement is a sublease in which the Company is a sublessor and Lantheus is a sublessee. The Company will amortize the Prepaid Rent over the entire lease term of 52 months.

On July 1, 2023, the Company entered into a lease with Unico Properties LLC for office space in Seattle, Washington that terminates in October 2028. Upon entering into this lease, the Company recognized a right-of-use asset and lease liability of approximately $0.8 million on the balance sheet based upon the present value of the future base payments discounted at an 8% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit discount rate.

The weighted average remaining term and discount rate for the Company’s operating leases as of September 30, 2024 was 3.2 years and 8%, respectively.

The Company’s operating lease expense was $0.3 million and $0.5 million for the three and nine months ended September 30, 2024, respectively, and $0.2 million and $0.4 million for the three and nine months ended September 30, 2023.

The following table presents the future operating lease payments and lease liability included on the condensed consolidated balance sheet related to the Company’s operating leases as of September 30, 2024 (in thousands):

Year Ending December 31,
2024 (remaining three months)	$245
2025	1,112
2026	647
2027	493
2028	443
Total	2,940
Less: imputed interest	(361)
Total lease liability	2,579
Less: current portion	(903)
Noncurrent lease liability	$1,676

Asset Retirement Obligation

The Company had an asset retirement obligation (ARO) associated with the facility it leased in Richland, Washington. This lease is included in the GT Medical APA and was assigned to GT Medical upon the GT Medical Closing, which occurred on April 12, 2024. As such, this liability is no longer reported as an ARO in the Company’s condensed consolidated financial statements as of September 30, 2024 and December 31, 2023. However, the Company maintains the estimated liability in its condensed consolidated financial statements related to hazardous waste removal. The estimated liability at each of September 30, 2024 and December 31, 2023 was $0.5 million and is included within the accounts payable and accrued expenses in the condensed consolidated balance sheets.

13.
Notes Payable

The Company assumed two notes payable effective upon the closing of the Merger with Viewpoint on February 3, 2023. On July 19, 2019, Viewpoint entered into a promissory note agreement with the Iowa Economic Development Authority (IEDA) for $0.1 million at 3% interest rate to be paid over 36 monthly payments beginning on the first day of the first month following Viewpoint closing on a $1.0 million equity fundraising round. Final payment was paid in September 2023. The loan was granted as a form of financial assistance to Viewpoint from IEDA.

On December 29, 2022, Viewpoint obtained a promissory note in the amount of $1.7 million for the purpose of purchasing land and a building in Coralville, Iowa. The note bears interest at 6.15% per annum and is collateralized by the property. The note requires monthly principal and interest payments, and a balloon payment of approximately $1.5 million is due on December 29, 2027.

The following table presents the current and long-term portions of the note payable (in thousands):

	September 30,	December 31,
	2024	2023

Note payable	$1,689	$1,725
Less: current portion	(51)	(49)
Note payable, long-term portion	$1,638	$1,676

The following table presents the future principal payments included on the condensed consolidated balance sheet related to the Company’s note payable as of September 30, 2024 (in thousands):

Years ending December 31:
2024 (remaining three months)	$13
2025	52
2026	55
2027	1,569
Total	$1,689

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

Fair value of consideration transferred
Perspective Therapeutics common stock issued (13,654,507 x $4.00)	$54,618
Assumption of Viewpoint stock options and warrants at fair value	7,836
Note receivable and interest from Viewpoint forgiven	6,171
Total fair value of consideration transferred	$68,625

Recognized amounts of identifiable net assets acquired
Assets acquired
Cash and cash equivalents	$2,699
Grants receivable	95
Prepaid expenses	396
Property and equipment	5,050
Right-of-use asset	10
Intangible assets, in-process research and development	50,000
Other assets	316
Total assets acquired	58,566

Liabilities assumed
Accounts payable and accrued expenses	2,968
Lease liability	10
Accrued payroll and related taxes	1,642
Accrued vacation	333
Notes payable	1,807
Deferred tax liability	7,243
Total liabilities assumed	14,003

Net assets acquired, excluding goodwill	44,563
Total purchase price consideration	68,625

Goodwill	$24,062

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

Since the closing date, Viewpoint’s results of operations have been reported in the Company’s condensed consolidated financial statements and include grant revenue of approximately $0.4 million and $0.3 million, respectively, and operating loss of $18.6 million and $9.8 million, respectively, for the three months ended September 30, 2024 and 2023, and grant revenue of approximately $1.2 million and $1.1 million, respectively, and operating loss of $45.9 million and $29.3 million, respectively, for the nine months ended September 30, 2024 and 2023.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together (i) with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (Form 10-Q), (ii) with our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (SEC) on March 28, 2024 (2023 Form 10-K) and (iii) with other filings we have made with the SEC. As discussed under the heading “Cautionary Note Regarding Forward-Looking Statements,” this discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and involves numerous risks and uncertainties, including but not limited to those described under the heading “Risk Factors” in our 2023 Form 10-K that may cause actual results to differ materially from those described in or implied by any forward-looking statements. Unless the context otherwise requires, references in these notes to “the Company,” “Perspective,” “we,” “us” and “our” except where the context requires otherwise, refer to Perspective Therapeutics, Inc. and its subsidiaries. References to “Viewpoint” refer to Viewpoint Molecular Targeting, Inc., a wholly owned subsidiary, and references to “Isoray” refer to Isoray Medical, Inc., a wholly owned subsidiary.

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

We utilized our TAT platform to discover, design and develop our initial programs, VMT-α-NET and VMT01, which are currently in ongoing Phase 1/2a clinical trials, and we plan to continue to leverage our platform to assess the potential of and develop multiple additional pipeline programs. Using our proprietary platform technology, VMT-α-NET and VMT01 are engineered to target cancer-specific receptors on tumor cells.

VMT-α-NET

[212Pb]VMT-α-NET is a TAT in development for patients with unresectable or metastatic somatostatin receptor type 2 (SSTR2)-expressing tumors who have not previously received peptide-targeted radiopharmaceutical therapy, such as Lutathera. We have initiated dosing in Cohorts 1 and 2 of our Phase 1/2a study of [212Pb]VMT-α-NET in patients with unresectable or metastatic SSTR2-expressing neuroendocrine tumors (NETs). In April 2024, we announced that this program was selected by the U.S. Food and Drug Administration (FDA) to participate in the Chemistry, Manufacturing, and Controls (CMC) Development and Readiness Pilot (CDRP) Program. The FDA’s CDRP Program was initiated in 2022 to facilitate alignment of CMC development of novel products under investigational new drug (IND) applications with expedited clinical development timeframes based upon the anticipated clinical benefits of earlier patient access. The observation period was completed for dose limiting toxicity (DLT) in seven patients enrolled in Cohort 2 during the second quarter of 2024. Subsequently, the safety monitoring committee (SMC) determined that the safety data observations during the DLT period supported proceeding with dose escalation to Cohort 3. A protocol amendment to expand the number of patients dosed at 5 mCi (up to 40 patients) has been submitted to sites and patient enrollment is open. During the third quarter, data informing the SMC’s recommendations were submitted to and accepted for presentation at the 2024 North American Tumor Society (NANETS) Multidisciplinary NET Medical Symposium taking place November 21-23, 2024 in Chicago. We plan to host a conference call at the start of the conference and will provide details prior to the call. Based on FDA interactions prior to the initiation of patient dosing in this study, the decision to open a Cohort 3 will follow after consultation and alignment with the agency.

On June 10, 2024, we announced multiple updates featuring our alpha-particle radiopharmaceuticals at the Society of Nuclear Medicine and Molecular Imaging (SNMMI) 2024 Annual Meeting. The data presentations highlighted favorable safety profiles and potential benefits of our lead clinical candidates. Specifically, we reported on a Phase 0 imaging trial that is evaluating the optimal imaging timepoint(s) for diagnostic/dosimetric performance of [203Pb]VMT-α-NET in neuroendocrine tumors. Investigators analyzed 48 lesions across nine patients, and the results showed that tumor uptake of [203Pb]VMT-α-NET peaked at approximately four hours post-injection, with 98% of maximum uptake observed at one hour. The results suggest that imaging with [203Pb]VMT-α-NET at four hours post-injection has the best overall diagnostic performance, followed closely by imaging at one hour.

Also at SNMMI, an investigator reported on [212Pb]VMT-α-NET planning based on [203Pb]VMT-α-NET predictive dosimetry in an investigator-sponsored trial. The investigators applied patient-specific dosimetry in a Phase 0 imaging trial (NCT05111509) of [203Pb]VMT-a-NET and in the first cohort of a Phase 1 absorbed-dose escalation study (NCT06148636) of [212Pb]VMT-α-NET. Ten patients with β-peptide receptor radionuclide therapy (PRRT)-relapsed or refractory gastroenteropancreatic (GEP)-NETs received [203Pb]VMT-α-NET (5 mCi) followed by sequential blood sampling, planar imaging and qSPECT/CT imaging at 1 hour, 4 hours, 24 hours and 48 hours post-administration. Three of ten patients received amino acid infusions while seven patients did not receive amino acids.

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

Additionally at SNMMI, the lead investigator reported on an exploratory first-in-human use of [212Pb]VMT-α-NET in adult patients with histologically confirmed metastatic NETs and medullary thyroid carcinomas in an investigator-led research study in India. The investigator reported updated safety and anti-tumor activity of [212Pb]VMT-α-NET administered at 67 µCi/kg (2.5 MBq/kg) every eight weeks in 13 patients as of the data cut-off date of May 31, 2024. All patients received prior treatments, eight of whom received prior PRRT treatment. Six patients remained eligible for further treatments as of the data cut-off date.

The investigator concluded that the toxicity profile suggests the potential for dose escalation to achieve optimal treatment responses. Confirmed tumor response per RECIST 1.1 was reported to be observed in eight of the 13 patients, while unconfirmed responses were observed in two additional patients who eventually had progressive disease and died. Median progression free survival was reported to be 16.4 months (95% confidence interval: 3.5 to NA). The investigator also reported higher absorbed doses in the tumors compared to select other tissues.

Subsequently, in October 2024, at the 37th Annual Congress of the European Association of Nuclear Medicine in Hamburg, Germany, the investigator presented an update on a subset of the previously reported investigator-led research study in India. The cut-off date was September 15, 2024, and the study focused on 10 patients with well-differentiated GEP-NETs. These patients were treated with [212Pb]VMT-α-NET at a dosage of 67 µCi/kg (2.5 MBq/kg), with an interval of eight weeks for up to six cycles. Treatment was well tolerated with a modest and manageable adverse effect profile. Confirmed tumor response per RECIST 1.1 was observed in six of the 10 GEP-NETs patients. The investigator again concluded that the toxicity profile suggests the potential for dose escalation to achieve optimal treatment responses. Long-term survival data will mature with continued follow up.

Additionally, dosimetry estimates were collected from five of the 10 GEP-NETs patients discussed above. The results demonstrated that SPECT/CT imaging with [212Pb]VMT-α-NET showed prompt tumor accumulation, high tumor retention and rapid renal excretion in all patients. Overall, the findings suggest that post-treatment imaging of [212Pb]VMT-α-NET is feasible and can potentially serve as a valuable tool to evaluate and monitor patients through a full course of treatment.

VMT01

[212Pb]VMT01 is a TAT in development for second-line or later treatment of patients with progressive MC1R-positive metastatic melanoma. MC1R, or melanocortin 1 receptor, is a protein that can be overexpressed in metastatic melanoma. VMT01 can be radiolabeled with either 203Pb for patient selection and dosimetry assessments, or 212Pb for alpha-particle therapy. In preclinical experiments [212Pb]VMT01 demonstrated efficacy via two distinct mechanisms of action: direct cell killing at high radiation doses and through immunostimulatory low-dose induction of immune-mediated cell death. Efficacy was augmented by immune checkpoint inhibitors. In September 2024, we announced that on the basis of these results, the FDA granted Fast Track Designation for the clinical development of [212Pb]VMT01. This study is a multi-center, open-label dose escalation, dose expansion study (clinicaltrials.gov identifier NCT05655312) in patients with histologically confirmed melanoma and MC1R-positive imaging scans. Patients were required to have already received standard of care. Eligible patients may receive up to three treatments with [212Pb]VMT01, eight weeks apart.

In March 2024, we entered into a clinical trial collaboration with Bristol Myers Squibb to evaluate the safety and tolerability of [212Pb]VMT01 in combination with Bristol Myers Squibb’s checkpoint inhibitor nivolumab in patients with histologically confirmed melanoma and positive MC1R imaging scans. A protocol amendment was submitted in July 2024 to explore the combination of nivolumab with [212Pb]VMT01 in patients with histologically confirmed melanoma and positive MC1R imaging scans in our ongoing Phase 1/2a clinical study of [212Pb]VMT01.

In October 2024, we announced initial results from the first two dosing cohorts in our Phase 1/2a clinical study of [212Pb]VMT01. Three patients were enrolled in Cohort 1 (who received 3 mCi of [212Pb]VMT01), while seven patients were enrolled in Cohort 2 (who received 5 mCi of [212Pb]VMT01). Patients in each cohort received a median of five prior lines of systematic therapy, including a median of three prior lines of immunotherapy.

•
Safety findings: No dose-limiting toxicities were observed among any patients, and no adverse events led to treatment discontinuation. Treatment emergent adverse events (TEAEs) were mostly Grades 1 and 2. None of the four cases of grade 3 TEAEs were deemed to be treatment related. There were no grade 4 or 5 TEAEs. No renal toxicities had been reported as of October 11, 2024 (there were no clinically significant changes in blood urea nitrogen or serum creatinine) in spite of dosimetry estimated renal radiation that approached the higher end of conventional dosing.
•
Efficacy findings: All patients in Cohort 1 completed three treatments, with one patient experiencing an unconfirmed RECIST version 1.1 objective response after completion of treatment, and two patients experiencing stable disease at nine and 11 months from the start of treatment, respectively. In Cohort 2, patients progressed after either the first cycle (three patients) or the second cycle (four patients). These findings are consistent with published and ongoing preclinical studies showing immunostimulatory effects at lower radiation doses.

The SMC reviewed these findings and recommended exploring a lower dose level of 1.5 mCi per dose, both as a single agent and in combination with nivolumab. The SMC recommendation would allow for the monotherapy and combination cohorts to proceed concurrently. An amendment to further explore lower dose levels for monotherapy is planned. The combination cohort at 1.5 mCi per dose with nivolumab is active and now open for enrollment.

PSV359

In March 2024, we disclosed a novel pre-IND stage asset (PSV359) that targets fibroblast activation protein-α, which is associated with a variety of solid tumors. We are currently working on an IND for PSV359 which we expect to file in late 2024. If the study may proceed, we expect that the U.S. Phase 1 study would commence in 2025.

On June 10, 2024, at the Society of Nuclear Medicine and Molecular Imaging 2024 Annual Meeting, researchers presented a novel fibroblast activation protein (FAP), which is a protein abundantly expressed in certain cancer cells as well as cancer-associated fibroblasts in tumor lesions and involved in promoting disease progression. The peptide was conjugated to a Pb-specific chelator via a molecular linker to form a novel construct, PSV359. The purpose of this study was to evaluate the in vitro and in vivo performance of [203/212Pb]PSV359 in preclinical xenograft models. Overall, strong anti-tumor clinical activity of [212Pb]PSV359 was found in both FAP on cancer cells and FAP in stromal tissues xenograft models.

During an update at the World Molecular Imaging Congress on September 10, 2024, we announced that data substantiated favorable safety and strong efficacy profiles in preclinical studies of our novel human FAP-targeting candidate, PSV359. During preclinical evaluation of [203/212Pb]PSV359 for imaging and alpha-particle therapy of cancers expressing FAP, the researcher found that in vitro, [203/212Pb]PSV359 demonstrated superior FAP-binding affinity and specificity, and that [203Pb]PSV359 showed strong tumor uptake and clearance from the blood via the renal system. In the study, [212Pb]PSV359 also showed strong anti-tumor effects in xenograft models in which FAP was either on cancer cells or in stromal tissues.

Other

Data presented at the World Molecular Imaging Congress in September 2024 also demonstrated the need for customized chelators to maximize stability and targeted delivery of potent alpha-particles. With the support of computational modeling, investigators used multiple chelators that are commonly used in radionuclide therapy, along with alpha emitters, beta emitters and imaging tracers, to determine compatibility between chelators and radionuclides. The study confirmed that modified chelators demonstrated superior performance when compared to conventional chelators.

Pre-targeting technology is designed to enable the use of antibodies to direct radiolabeled ligands to tumor sites. Antibodies can bind with high specificity to a wider variety of cancer-specific proteins preferentially expressed on the surface of tumor cells. However, the amount of time required for an adequate amount of antibodies to bind to the cancer-specific proteins may not align with the properties of the desired isotope. By attaching an additional chemical entity to an antibody that would bind to a radioligand, the resultant modified antibodies may be administered separately from and in advance of the radioligand as appropriate. Preclinical optimization of this platform is underway, and initial targeting antibodies have been identified for further investigation.

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

Also in January 2024, we entered into an exclusive in-licensing of Stony Brook University’s Cuburbit[7]uril-admantane (CB7-Adma) pre-targeting platform which covers the global intellectual property rights to such platform. Pre-targeting using the CB7-Adma platform involves two steps. First, an antibody that binds with high specificity to a cancer-specific protein is administered via intravenous injection. This antibody is chemically modified to include the CB7 chemical entity and accumulates over time at the tumor site. Then, a radionuclide held tightly by our proprietary chelator attached to an Adma group is administered. The Adma group binds to the CB7 group that was previously attached to the cancerous cells with remarkable specificity, delivering radiation dose selectively to the tumor sites. Central to this innovation is CB7-Adma (host-guest) complex formation, driving the interaction between the antibody and radioligand. The chosen host-guest pair, CB7-Adma, demonstrates promising in vivo stability, modularity and low immunogenicity. The platform’s potential was validated through in vivo profiling of ligands, employing a CB7-modified CEA targeting antibody. The agreement with Stony Brook University will expire on the later of the expiration date of the last to expire licensed patents or 20 years from the date of the first sale of a product utilizing the intellectual property.

Intellectual Property (IP)

Two patents have recently been granted on key assets for which we have exclusive licenses from the University of Iowa. US 12,128,115, granted by the United States Patent and Trademark Office on October 29, 2024, is directed to the use of compounds comprising PSC for performing chelating reaction with divalent metals, including Pb2+, and the use of such compounds for diagnosing and treating diseases. AU 2017281940, granted by IP Australia on October 31, 2024, is directed to melanoma-targeting radiopharmaceutical compounds and the use of such compounds for treating melanoma. Both patents further strengthen our IP portfolio.

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
•
continue to build our manufacturing capabilities;
•
support our marketing and distribution infrastructure to commercialize any future program candidates for which we may obtain marketing approval; and
•
hire additional clinical, medical, development and other personnel.

As of September 30, 2024, we had cash, cash equivalents and short-term investments of $267.8 million. We believe our cash, cash equivalents and short-term investments will be sufficient to fund our current planned operations for at least the next 12 months from the date the consolidated financial statements in this report were issued and into mid-2026. Monthly operating expenses are budgeted to increase for research and development and general and administrative expenses as management works to implement its strategy to advance our clinical assets in their clinical trials and to progress our preclinical assets towards clinical trials. Management anticipates a significant increase in expenses, particularly in research and development, as we undertake these activities.

Manufacturing Equipment

On September 18, 2024, we entered into a Master Equipment and Services Agreement (MESA) and statements of work (SOWs) thereunder with Comecer SpA (Comecer), pursuant to which we agreed to purchase from Comecer manufacturing equipment for the production of our radiopharmaceutical products including, but not limited to, isotope processing hot cells and production suites and related equipment (collectively, the Deliverables) and services for installation and validation of the Deliverables at several of our production facilities in the United States. The aggregate consideration for such equipment and services pursuant to the MESA and SOWs is approximately €49.0 million payable in cash, excluding certain incidental costs such as taxes, customs and duties, local transport, insurance and rigging. We may also elect to purchase certain additional equipment and services pursuant to the SOWs. The MESA provides for the payment of certain amounts in installments over the course of the production, installation and validation of the Deliverables.

Facility Acquisitions

On July 15, 2024, August 2, 2024 and October 31, 2024, we purchased a building located in the Houston, Texas, metropolitan area for $4.7 million, a building in the Chicago, Illinois, metropolitan area for $5.0 million, and a building in the Los Angeles, California, metropolitan area for $11.0 million, respectively, which we intend to use for the manufacture of our program candidates upon completion of modifications and installation of equipment.

In March 2024, we acquired the assets and associated lease of Lantheus’ radiopharmaceutical manufacturing facility in Somerset, New Jersey. We believe we will be able to convert the facility, which has three production suites, to manufacture finished radiopharmaceutical product. As a Current Good Manufacturing Practice (CGMP) compliant facility, we intend to utilize the facility to manufacture clinical supply of high quality 203Pb-labeled tumor-specific peptides to visualize and diagnose tumors, and 212Pb-labeled radiopharmaceuticals to treat target tumors with TAT. As of October 2024, this facility is operational to supply investigational products to support VMT-α-NET clinical studies, in addition to the Coralville, Iowa facility which has been producing our investigational products since 2023. Moreover, with three CGMP suites at the facility, we expect to have the capacity to meet future clinical trial and commercial demands at major cancer treatment centers throughout the Northeastern U.S. We intend to continue to expand our manufacturing and supply network in the future as we anticipate increasing our clinical trial activities.

We continue to evaluate the suitability of additional facilities as we look to expand our research and development capabilities.

2024 At-the-Market (ATM) Agreement

On August 13, 2024, we entered into a Controlled Equity OfferingSM Sales Agreement (2024 ATM Agreement) with Cantor Fitzgerald & Co. and RBC Capital Markets, LLC (each, an ATM Agent, and together, the ATM Agents) pursuant to which we, from time to time, may offer and sell shares (2024 ATM Shares) of our Common Stock, through or to the ATM Agents having an aggregate sales price of up to $250.0 million.

Subject to the terms and conditions of the 2024 ATM Agreement, each ATM Agent is required to use its commercially reasonable efforts to sell the ATM Shares from time to time, based upon our instructions. We have provided the ATM Agents with customary indemnification rights, and the ATM Agents will be entitled to a commission of up to 3.0% of the gross proceeds from each sale of the ATM Shares effectuated through or to the applicable ATM Agent selling the ATM Shares.

Sales of the 2024 ATM Shares, if any, under the 2024 ATM Agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. We have no obligation to sell any of the 2024 ATM Shares and may at any time suspend offers under the 2024 ATM Agreement or terminate the 2024 ATM Agreement.

The Common Stock to be sold under the 2024 ATM Agreement, if any, will be issued and sold pursuant to our automatic shelf registration statement on Form S-3 (File No. 333-279692) (the May 2024 Registration Statement), which became effective upon filing with the SEC on May 24, 2024. On August 13, 2024, we filed a prospectus supplement to the May 2024 Registration Statement with the SEC in connection with the offer and sale of the 2024 ATM Shares pursuant to the 2024 ATM Agreement.

As of September 30, 2024, we have not completed any transactions pursuant to the 2024 ATM Agreement.

Amended and Restated Equity Incentive Plan

On May 31, 2024, we held our 2024 Annual Meeting of Stockholders (Annual Meeting). At the Annual Meeting, our stockholders approved our Third Amended and Restated 2020 Equity Incentive Plan (the Amended and Restated Plan) which, among other things, (a) increased the aggregate number of shares of Common Stock authorized for issuance under the Amended and Restated Plan by 4,870,092 for a total of 12,500,000 shares of Common Stock, and (b) adjusted the “evergreen” provision included therein, such that the number of shares of Common Stock available for the grant of awards under the Amended and Restated Plan will automatically increase on January 1 of each year in an amount equal to 5% of the number of shares of Common Stock issued and outstanding on December 31 of the immediately preceding year (subject to adjustment in the event of stock splits and other similar events); provided, however, that our Board of Directors may act prior to January 1 of a given year to provide that there will be no increase in the share limit for such year or provide that the increase for such year will be a lesser number of shares of Common Stock. On August 14, 2024, we filed a Form S-8 to register 4,870,092 additional shares of Common Stock authorized for issuance under the Amended and Restated Plan as approved by stockholders at the Annual Meeting.

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

Pursuant to the terms of, and subject to the conditions specified in, the GT Medical APA, at the GT Medical Closing, (i) GT Medical issued to Isoray 279,516 shares of GT Medical’s common stock, par value $0.0001 per share, representing 0.5% of GT Medical’s issued and outstanding capital stock on a fully diluted basis (excluding Series C-1 warrants which, if exercised, will reduce Isoray’s ownership to 0.44% of GT Medical’s issued and outstanding capital stock on a fully diluted basis) as of the GT Medical Closing Date and (ii) Isoray has the right to receive, and GT Medical is obligated to pay, certain cash royalty payments during each of the first four years beginning upon the GT Medical Closing Date (each such year, a Measurement Period), as summarized below:

•
with respect to GT Medical’s net sales of Cesium-131 brachytherapy seeds for cases that do not utilize GT Medical’s GammaTile Therapy: (a) if such net sales for a Measurement Period are $10.0 million or less, 3.0% of such net sales; (b) if such net sales for a Measurement Period are greater than $10.0 million and less than $15.0 million, 4.0% of such net sales; and (c) if such net sales for a Measurement Period are $15.0 million or more, 5.0% of such net sales; and
•
with respect to GT Medical’s net sales of GT Medical’s GammaTile Therapy utilizing Cesium-131 brachytherapy seeds: 0.5% of such net sales for a Measurement Period.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. Actual results may differ from these estimates under different assumptions or conditions and could, therefore, differ materially from those estimates if actual conditions differ from our assumptions. The accounting policies and related risks described in Part II, Item 7 and Note 2, Accounting Policies, to the consolidated financial statements included in Part II, Item 8 of our 2023 Form 10-K are those that depend most heavily on these judgments and estimates. As of September 30, 2024, there have been no material changes to any of the critical accounting policies and estimates contained therein.

Results of Operations

We previously presented our results in two segments: Drug Operations and Brachytherapy. Due to the sale of our brachytherapy segment to GT Medical in the second quarter of 2024 and the classification of the assets and operations of the brachytherapy segment as discontinued operations in our condensed consolidated financial statements, we have now determined that we operate in only one segment. The following does not include a discussion of the results of our discontinued operations. For additional information regarding our discontinued operations, see Note 4, Discontinued Operations, to the condensed consolidated financial statements in this Form 10-Q.

The following table sets forth our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change

Grant revenue	$369	$276	$93	$1,220	$1,097	$123

Operating expenses:
Research and development expenses	12,028	5,552	6,476	28,755	14,231	14,524
General and administrative expenses	6,975	4,474	2,501	18,367	16,124	2,243
Change in estimate of asset retirement obligation (Note 4)	-	-	-	-	(15)	15
Loss on disposal of property and equipment	-	-	-	-	22	(22)
Total operating expenses	19,003	10,026	8,977	47,122	30,362	16,760

Operating loss	$(18,634)	$(9,750)	$(8,884)	$(45,902)	$(29,265)	$(16,637)

Grant Revenue

Our alpha-therapy business is pre-revenue and, accordingly, none of the revenues reflect sales of any of our alpha-therapy products, which are still under development. Grant revenue for all periods presented relates to our work for the National Institutes of Health.

Operating Expenses

Research and development

Research and development expenses were $12.0 million for the three months ended September 30, 2024, compared to $5.6 million for the three months ended September 30, 2023, an increase of $6.4 million. Research and development expenses were $28.8 million for the nine months ended September 30, 2024, compared to $14.2 million for the nine months ended September 30, 2023, an increase of $14.6 million. The increase in research and development expenses was related to the expanded development of our TAT drug programs, including higher personnel costs and third-party research and development fees.

Management believes that research and development expenses will continue to increase as we continue to invest in the development of novel radiopharmaceutical drugs and products and expand our manufacturing capabilities.

General and administrative

General and administrative expenses consist primarily of the costs related to our executive, finance, human resources and information technology functions.

General and administrative expenses were $7.0 million for the three months ended September 30, 2024, compared to $4.5 million for the three months ended September 30, 2023, an increase of $2.5 million. The increase in general and administrative expenses during the three months ended September 30, 2024 was primarily due to increased personnel costs as well as increased fees for professional services, taxes and insurance.

General and administrative expenses were $18.4 million for the nine months ended September 30, 2024, compared to $16.1 million for the nine months ended September 30, 2023, an increase of $2.3 million. The increase in general and administrative expenses for the nine months ended September 30, 2024 was primarily due to increased personnel costs as well as increased fees for professional services, taxes and insurance.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. We have historically financed our operations primarily through selling equity to investors. During the nine months ended September 30, 2024, we entered into various agreements and raised approximately $306.7 million in gross proceeds. The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in) operating activities	$8,312	$(27,905)
Net cash (used in) provided by investing activities	(80,329)	24,462
Net cash provided by financing activities	289,040	433
Net increase (decrease) in cash and cash equivalents	$217,023	$(3,010)

Cash flows from operating activities

Net cash provided by operating activities of $8.3 million in the nine months ended September 30, 2024, was primarily due to amounts received pursuant to that certain option agreement, dated January 8, 2024, of $28.0 million, between us and Lantheus Alpha Therapy, LLC, an increase of $14.9 million in accounts payable and accrued expenses, and an increase of $4.2 million in non-cash charges such as share-based compensation and depreciation expense, partially offset by a net loss of approximately $39.1 million.

Net cash used in operating activities of $27.9 million in the nine months ended September 30, 2023, was primarily due to a net loss of approximately $21.8 million and approximately $6.4 million in adjustments for non-cash activities, such as share-based compensation, depreciation and amortization expense, loss on property and equipment disposals, and changes in deferred taxes, partially offset by an increase of approximately $0.3 million in changes in operating assets and liabilities, primarily from accrued personnel expenses.

Cash flows from investing activities

Net cash used in investing activities of $80.3 million in the nine months ended September 30, 2024, was primarily due to acquisitions of property and equipment and purchases of U.S. Treasury Bills, partially offset by proceeds from the maturity of these previously held short-term investments.

Net cash provided by investing activities of $24.5 million in the nine months ended September 30, 2023, was primarily due to transactions related to the purchase of fixed assets and proceeds from the maturity of previously held short-term investments in U.S. Treasury Bills and cash acquired as part of the merger with Viewpoint.

Cash flows from financing activities

Net cash provided by financing activities of $289.0 million in the nine months ended September 30, 2024, was primarily related to the various capital markets transactions and other agreements we entered into, partially offset by repayment of a note payable. For additional information regarding the cash we raised, see Sources of Liquidity below.

Net cash provided by financing activities of $0.4 million in the nine months ended September 30, 2023, was primarily related to cash provided by the exercise of stock options of approximately $0.6 million, partially offset by the costs related to Common Stock issued in exchange for Viewpoint common stock and the repayment of notes payable.

Sources of Liquidity

2024 At-the-Market (ATM) Agreement

On August 13, 2024, we entered into a Controlled Equity OfferingSM Sales Agreement (2024 ATM Agreement) with Cantor Fitzgerald & Co. and RBC Capital Markets, LLC (each, an ATM Agent, and together, the ATM Agents) pursuant to which we, from time to time, may offer and sell shares (2024 ATM Shares) of our Common Stock, through or to the ATM Agents having an aggregate sales price of up to $250.0 million.

Subject to the terms and conditions of the 2024 ATM Agreement, each ATM Agent is required to use its commercially reasonable efforts to sell the ATM Shares from time to time, based upon our instructions. We have provided the ATM Agents with customary indemnification rights, and the ATM Agents will be entitled to a commission of up to 3.0% of the gross proceeds from each sale of the ATM Shares effectuated through or to the applicable ATM Agent selling the ATM Shares.

Sales of the 2024 ATM Shares, if any, under the 2024 ATM Agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. We have no obligation to sell any of the 2024 ATM Shares and may at any time suspend offers under the 2024 ATM Agreement or terminate the 2024 ATM Agreement.

The Common Stock to be sold under the 2024 ATM Agreement, if any, will be issued and sold pursuant to our automatic shelf registration statement on Form S-3 (File No. 333-279692) (the May 2024 Registration Statement), which became effective upon filing with the SEC on May 24, 2024. On August 13, 2024, we filed a prospectus supplement to the May 2024 Registration Statement with the SEC in connection with the offer and sale of the 2024 ATM Shares pursuant to the 2024 ATM Agreement.

As of September 30, 2024, we have not completed any transactions pursuant to the 2024 ATM Agreement.

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

Our gross proceeds from the Registered Offering were approximately $80.0 million, before underwriting discounts and commissions and estimated expenses of the Offering. We intend to use the net proceeds from the Registered Offering for: (i) the continued clinical development of VMT-α-NET, VMT-01/02 and PSV359; (ii) the continued development of PSV40X and additional preclinical product candidates as well as a broader development platform; and (iii) the build out, operation and expansion of manufacturing facilities, as well as for working capital and other general corporate purposes. A portion of the net proceeds may also be used to acquire, license or invest in complementary products, technologies, intellectual property or businesses, although we have no present commitments or agreements to do so.

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

March 2024 Private Placement with Institutional Investors

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

Investment Agreement

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

January 2024 Public Offering

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
•
continue to build our manufacturing capabilities;
•
support our marketing and distribution infrastructure to commercialize any future product candidates for which we may obtain marketing approval; and
•
hire additional clinical, medical, development and other personnel.

At September 30, 2024, we had cash, cash equivalents and short-term investments of $267.8 million. We believe our cash, cash equivalents and short-term investments will be sufficient to fund our current planned operations and capital investments into mid-2026. Monthly operating expenses are budgeted to increase for research and development and general and administrative expenses as management works to implement our strategy to advance our clinical assets in our clinical trials and to progress our preclinical assets towards clinical trials. Management anticipates a significant increase of expenses, particularly in research and development, as we undertake these activities.

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

Other Commitments and Contingencies

We presented our other commitments and contingencies in our 2023 Form 10-K for the period ended December 31, 2023. There have been no material changes outside of the ordinary course of business in those obligations during the nine months ended September 30, 2024, other than those disclosed in Note 10, Commitments and Contingencies, to the condensed consolidated financial statements in this Form 10-Q.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2024. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedures are designed to provide a reasonable level of assurance that the objectives of the system will be met.

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

ITEM 1A – RISK FACTORS

This section augments and updates certain risk factors disclosed under the heading “Risk Factors” contained in Part I, Item 1A of our 2023 Form 10-K. The following risk factors should be read together with the other risk factors disclosed in the Annual Report. In addition to the other information in this Quarterly Report on Form 10-Q, all the risk factors should be carefully considered in evaluating us and our common stock. Any of these risks, many of which are beyond our control, could materially and adversely affect our financial condition, results of operations or cash flows, or cause our actual results to differ materially from those projected in any forward-looking statements. We may also face other risks and uncertainties that are not presently known, are not currently believed to be material, or are not identified below because they are common to all businesses. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. There have been no material changes in our risk factors since such 2023 Form 10-K filing.

We may not be successful in managing the build-out of our manufacturing facilities and associated costs or satisfying manufacturing-related regulatory requirements.

We have been investing in our manufacturing capabilities and recently acquired several manufacturing facilities. In March 2024, we acquired the assets and associated lease of Lantheus Holdings, Inc.’s radiopharmaceutical manufacturing facility in Somerset, New Jersey. This site has three production suites that Perspective intends to utilize to supply drug product for the northeastern half of the United States. On July 15, 2024, August 2, 2024, and October 31, 2024, we purchased a building located in the Houston, Texas, metropolitan area for $4.7 million, a building in the Chicago, Illinois, metropolitan area for $5.0 million, and a building in the Los Angeles, California, metropolitan area for $11.0 million, respectively, which we intend to use for the manufacture of our program candidates upon completion of modifications and installation of equipment. The build-out of these facilities and related equipment purchases are complex and specialized and will involve substantial capital expenditures, and it could take longer, and cost more, than currently expected. Significant delays and/or cost overruns would result in higher expenditures and could be disruptive to operations, any of which could have a negative impact on our financial conditions or results of operations.

We also may not successfully realize the anticipated benefits from the capital expenditure at such facilities based on factors such as delays and uncertainties regarding development, regulatory approval and commercialization of our product candidates, as well as the potential to lose access to any leased facilities. Moreover, any production shortfall that impairs the supply of our product or other product candidates could negatively impact our ability to complete clinical trials, obtain regulatory approvals and commercialize our other product candidates. A product shortfall could have a material adverse effect on our business, financial condition and results of operations.

In addition, our planned operations, including our development, testing and future manufacturing activities, are subject to numerous environmental, health, and safety laws and regulations. These laws and regulations govern, among other things, the controlled use, handling, release and disposal of and the maintenance of a registry for, hazardous materials and biological materials, such as chemical solvents, carcinogenic compounds, mutagenic compounds and compounds that may have a toxic effect on reproduction and laboratory procedures. If we fail to comply with such laws and regulations, we could be subject to fines or other sanctions. Failure to successfully complete our build-outs and successfully operate our planned manufacturing facilities and satisfy manufacturing-related regulatory requirements could adversely affect the commercial viability of our product candidates and our business.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2024, none of our directors or executive officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

3.3	Amended and Restated Bylaws of Perspective Therapeutics, Inc. as of February 14, 2023, incorporated by reference to Exhibit 3.2 of the Form 8-K filed on February 16, 2023.

4.1	Form of Pre-funded Warrant to Purchase Common Stock, incorporated by reference to Exhibit 4.1 of the Form 8-K filed on May 29, 2024.

10.1*!	Separation Agreement between Perspective Therapeutics, Inc. and Mark Austin, dated August 26, 2024.

10.2+#

Master Equipment and Services Agreement, dated as of September 18, 2024, by and between Perspective Therapeutics, Inc. and Comecer SpA, incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on September 20, 2024.

10.3+#

Form of Statement of Work Pursuant to Master Equipment and Services Agreement, dated as of September 18, 2024, by and between Perspective Therapeutics, Inc. and Comecer SpA, incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on September 20, 2024.

10.4

Controlled Equity OfferingSM Sales Agreement, dated as of August 13, 2024, by and among Perspective Therapeutics, Inc., Cantor Fitzgerald & Co. and RBC Capital Markets, LLC, incorporated by reference to Exhibit 1.1 of the form 8-K filed on August 13, 2024.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
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

Dated: November 12, 2024
PERSPECTIVE THERAPEUTICS, INC., a Delaware corporation
/s/ Johan (Thijs) Spoor
Johan (Thijs) Spoor
Chief Executive Officer (Principal Executive Officer)

/s/ Jonathan Hunt
Jonathan Hunt
Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)