Form 10-K
period 2024-12-31
Perspective Therapeutics, Inc.
filed 2025-03-26
CIK 728387

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

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

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $551,716,041 based on the closing price of the registrant’s common stock on June 28, 2024.

As of March 21, 2025, the number of shares outstanding of the registrant’s common stock, $0.001 par value per share, was 74,051,841.

INCORPORATION BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant's proxy statement for the 2025 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant's fiscal year ended December 31, 2024.

PERSPECTIVE THERAPEUTICS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K (“Annual Report” or “Form 10-K”), contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). This statement is included for the express purpose of availing Perspective Therapeutics, Inc. of the protections of the safe harbor provisions of the PSLRA.

This Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements contained in this Form 10-K other than statements of historical fact, including, without limitation, statements regarding our future financial condition, results of operations, business strategy and plans and objectives of management for future operations, industry trends and other future events are forward-looking statements. In some cases, you can identify forward-looking statements by terminology, such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “may,” “could,” “might,” “plan,” “should,” “will,” “would” or the negative of these terms and other similar expressions, although not all forward-looking statements contain these identifying terms. Forward-looking statements in this Form 10-K include, among other things:

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
•
our ability to obtain and maintain regulatory approvals for our future program candidates, including our ability to obtain Fast Track designation from the U.S. Food and Drug Administration (FDA) under our Investigational New Drug (IND) application for our novel asset, PSV359;
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
•
our belief regarding the sufficiency of our cash resources to fund our current planned operating expenses and capital expenditure requirements into late 2026;
•
our competitive position and expectations regarding developments and projections relating to our competitors or our industry; and
•
expectations, beliefs, intentions and strategies regarding the future.

These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties as updated in this Form 10-K in Item 1A under the heading “Risk Factors” below that may cause actual results to differ materially. Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these risks and uncertainties, and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. Readers are cautioned not to place undue reliance on such forward-looking statements as they speak only of our views as of the date the statement was made (or any earlier date indicated in such statement). While we may update certain forward-looking statements from time to time, we undertake no obligation to do so, whether as a result of new information, future events or otherwise, except as required by applicable law. Our U.S. Securities and Exchange Commission (SEC) filings are available publicly on the SEC’s website at www.sec.gov.

AVAILABLE INFORMATION

As soon as reasonably practicable after they are filed electronically with the SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, other SEC filings and amendments to those reports are available without charge on our website, www.perspectivetherapeutics.com, which we also use to announce material information to the public. We are providing the address to our website solely for the information of investors. We do not intend the address to be an active link or to otherwise incorporate the contents of the website into this Form 10-K.

NOTE REGARDING COMPANY REFERENCES

Unless the context requires otherwise, references to “Perspective,” “the Company,” “our company,” “we,” “us” and “our” refer to Perspective Therapeutics, Inc., and, as the context requires, its subsidiaries. References to “Viewpoint” refer to Viewpoint Molecular Targeting, Inc., a wholly owned subsidiary, and references to “Isoray” refer to Isoray Medical, Inc., a wholly owned subsidiary.

BASIS OF PRESENTATION

On June 14, 2024, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-10 reverse stock split of our issued and outstanding shares of common stock, par value $0.001 per share (Reverse Split), which became effective on that date. All historical share and per share amounts reflected throughout this Annual Report on Form 10-K have been adjusted to reflect the Reverse Split. However, our periodic and current reports, and all other documents that were filed prior to June 14, 2024, do not give effect to the Reverse Split.

SUMMARY OF RISK FACTORS

Investing in our common stock involves significant risks. Some of the principal risks related to our business include the following. These risks are discussed more fully under “Item 1A - Risk Factors” of this Annual Report.

Risks Related to Our Business, Financial Results and Need for Additional Capital

•
We are a clinical-stage biopharmaceutical company and have a limited operating history upon which to base an investment decision.
•
We will require substantial additional capital to fund our operations. Additional funds may be dilutive to shareholders or impose operational restrictions. Further, if additional capital is not available, we may need to delay, limit or eliminate our research, development and commercialization programs and modify our business strategy.
•
We have incurred losses in nearly every year since our inception, and we anticipate that we will not achieve profits for the foreseeable future.

Risks Related to Our Business and Industry

•
Our program candidates are in early stages of development and must go through clinical trials, which are very expensive, time consuming and difficult to design and implement. The outcomes of clinical trials are uncertain, and delays in the completion of or the termination of any clinical trial of our program candidates could harm our business, financial condition and prospects.
•
We rely on single vendors to provide supplies and services used in the development and production of our alpha-particle therapies.
•
If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
•
Because the results of preclinical studies and early clinical trials are not necessarily predictive of future results, any program candidate we advance into clinical trials may not have favorable results in later clinical trials, if any, or receive regulatory approval.
•
Delays in the commencement, execution or completion of our clinical trials could result in increased costs and delay our ability to pursue regulatory approval and commercialization of our program candidates.
•
We may be required to suspend, repeat or terminate our clinical trials if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive, or the trials are not well designed.
•
The approval processes of regulatory authorities are lengthy, time consuming, expensive and inherently unpredictable; if we experience unanticipated delays or are unable to obtain approval for our program candidates from applicable regulatory authorities, we will not be able to market and sell those program candidates in those countries or regions and our business will be substantially harmed.
•
Disruptions at the FDA, including due a reduction in the FDA’s workforce and/or decreased funding for the FDA, could prevent the FDA from performing functions on which our business relies, which could negatively impact our business.
•
We rely on federal funding for conducting certain research on our products or product candidates, and recent federal policy changes could disrupt that funding.
•
Our program candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of the approved labeling, or result in significant negative consequences following marketing approval, if any.
•
If we are unable to execute our sales and marketing strategy for our programs and are unable to gain market acceptance, we may be unable to generate sufficient revenue to sustain our business.
•
Because we license technology underlying some of our program candidates from third parties, any dispute with our licensors or non-performance by us or by our licensors may adversely affect our ability to develop and commercialize the applicable program candidates.
•
We may form or seek strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such alliances or licensing arrangements.

•
We may rely partially on third parties to manufacture our clinical pharmaceutical supplies and could continue to rely on third parties to produce commercial supplies of any approved program candidate, and our dependence on third party suppliers could adversely impact our business.
•
We may not be successful in managing the build-out of our manufacturing facilities and associated costs or satisfying manufacturing-related regulatory requirements.
•
We rely on third parties to conduct our clinical trials, and if these third parties do not meet their deadlines or otherwise conduct the trials as required, our clinical development programs could be delayed or unsuccessful, and we may not be able to obtain regulatory approval for or commercialize our program candidates when expected or at all.
•
We have in-sourced part of the research, development and clinical operations functions previously assigned to clinical research organizations (CROs), and we may not be able to efficiently execute those operations, or the cost savings expected from this transition may not materialize, which may adversely affect the financial performance of our business and our ability to advance our pipeline.
•
We may seek orphan drug designation, rare pediatric disease designation or other FDA designations but may not receive such designation. Even if the FDA grants the designation, we may not receive orphan drug exclusivity or a priority review voucher, if the program candidate does not meet the FDA requirements at the time of approval or licensure.
•
We have received Fast Track designation for VMT-α-NET and VMT01, but such designation may not actually lead to a faster development or regulatory review or approval process. Additionally, the FDA may rescind the designation if it determines the applicable program candidate no longer meets the qualifying criteria for Fast Track.
•
We will face intense competition and may not be able to compete successfully.
•
We may rely on market exclusivity periods that may not be or remain available to us.
•
If any program candidate that we successfully develop does not achieve broad market acceptance among physicians, patients, healthcare payors and the medical community, the revenues that it generates from their sales will be limited.
•
Coverage and adequate reimbursement may not be available for our products, if commercialized, which could make it difficult for us to sell our products profitably.
•
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
•
If we fail to attract and retain key management, scientific and clinical development personnel, we may be unable to successfully develop or commercialize our program candidates.

Legal and Regulatory Risks Related to Our Operations

•
Significant disruptions of information technology systems or breaches of data security could materially adversely affect our business, results of operations and financial condition.
•
Our employees and independent contractors, including principal investigators, consultants, commercial collaborators, service providers and other vendors may engage in misconduct or other improper activities, including noncompliance with regulatory pricing standards and requirements, which could have an adverse effect on our results of operations.
•
If we fail to comply with applicable healthcare regulations, we could face substantial penalties, and our business, operations and financial condition could be adversely affected.
•
Healthcare reform measures could hinder our programs’ commercial success.
•
Failure to comply with government regulations could harm our business.
•
Our business exposes us to product liability claims.
•
Our business involves environmental risks.

Risks Related to Intellectual Property Matters

•
Our success will depend upon intellectual property, proprietary technologies and regulatory market exclusivity periods, and we may be unable to protect our intellectual property.
•
Our ability to compete may decline if we do not adequately protect our proprietary rights.
•
Potential patent litigation could be costly and disruptive and may have an adverse effect on our financial condition and results of operations.
•
The value of our granted patents, and our patents pending, is uncertain.

Risks Related to Ownership of Shares of Common Stock and Public Company Status

•
The concentration of our common share ownership will likely limit the ability of other shareholders to influence corporate matters.
•
Our stock price has been and may continue to be volatile.
•
Our common stock price is likely to be volatile and may be adversely affected by the future issuance and sale of shares of our stock or other equity interests.
•
The price of our common stock may be adversely affected by the future issuance and sale of shares of our common stock or other equity securities.

PART I

ITEM 1 – BUSINESS

Overview

We are a radiopharmaceutical development company that is pioneering advanced treatment applications for cancers throughout the body. We have proprietary technology that utilizes the alpha-emitting isotope Lead-212 (212Pb) to deliver powerful radiation specifically to cancer cells via specialized targeting moieties. We are also developing complementary imaging diagnostics that incorporate the same targeting moieties, which provides the opportunity to personalize treatment and optimize patient outcomes. This theranostic approach enables the ability to see the specific tumor and then treat it to potentially improve efficacy and minimize toxicity.

Our melanoma (VMT01) and neuroendocrine tumor (VMT-α-NET) programs are in Phase 1/2a imaging and therapy trials for the treatment of metastatic melanoma and neuroendocrine tumors in the U.S. We are growing our regional network of drug product finishing facilities, enabled by our proprietary 212Pb generator, to deliver patient-ready products for clinical trial and commercial operations.

Our Strategy

Our goal is to advance innovative precision medicines for the treatment of cancer by developing and commercializing our precision targeted alpha therapies (TATs). The key elements of our strategy are to:

Discover and Develop a Broad Oncology Pipeline

Advance our initial drug candidate, VMT-α-NET, through clinical development for the treatment of neuroendocrine tumors expressing SSTR2. In 2024, we continued dosing in Cohort 1 and initiated dosing in Cohort 2 of our Phase 1/2a study of [212Pb]VMT-α-NET in patients with unresectable or metastatic somatostatin receptor type 2 (SSTR2)-expressing neuroendocrine tumors (NETs) who have not received prior radiotherapy (clinicaltrials.gov identifier NCT05636618). Subsequently, the safety monitoring committee (SMC) determined that the safety data observations during the dose-limiting toxicity period supported proceeding with dose escalation to Cohort 3 and increasing the number of patients dosed at 5 mCi. Based on interactions with the U.S. Food and Drug Administration (FDA) prior to the initiation of patient dosing in this study, which occurred in late 2023, the decision to open Cohort 3 will follow consultation and alignment with the agency. FDA interactions are ongoing with regards to the initiation of the next dosing cohort.

Expand the potential of our program candidates in additional indications and as combination therapies in current and additional indications. SSTR2, the molecular target of [212Pb]VMT-α-NET, is overexpressed in a number of cancers that are not classified as NETs, including meningioma and neuroblastoma. Both of these cancers can be difficult to treat when advanced and inoperable, but this is especially true for advanced neuroblastoma, a rare and orphan pediatric disease that is one of the most morbid of pediatric cancers. We intend to prioritize seeking regulatory approval to test [212Pb]VMT-α-NET in other cancers.

Advance our second drug candidate, VMT01, through clinical development for the treatment of melanoma tumors expressing melanocortin 1 receptor (MC1R). VMT01 can be radiolabeled with either Lead-203 (203Pb) for patient selection and dosimetry assessments, or 212Pb for alpha-particle therapy. In preclinical experiments [212Pb]VMT01 demonstrated efficacy via two distinct mechanisms of action: direct cell killing at high radiation doses and through immunostimulatory low-dose induction of immune-mediated cell death. Efficacy was augmented by immune checkpoint inhibitors. In September 2024, we announced that on the basis of these results, the FDA granted Fast Track Designation for the clinical development of [212Pb]VMT01. This study is a multi-center, open-label dose escalation, dose expansion study (clinicaltrials.gov identifier NCT05655312) in patients with histologically confirmed melanoma and MC1R-positive imaging scans. In 2024, we continued dosing in Cohort 1 and initiated dosing in Cohort 2 of our Phase 1/2a study. We released the results of the patients dosed in the first two cohorts in October 2024 and announced that we would deescalate the dose in Cohort 3 to 1.5mCi. In addition, in July 2024 we submitted an amendment to the Phase 1/2a trial to explore the combination of the checkpoint inhibitor nivolumab with [212Pb]VMT01 which was subsequently approved. We are currently enrolling patients in both the monotherapy and combination therapy cohorts.

Obtain Fast Track designation from the FDA under our Investigational New Drug (IND) application for our novel asset, PSV359. In June 2024, at the Society of Nuclear Medicine and Molecular Imaging 2024 Annual Meeting (SNMMI), researchers presented on a novel cyclic peptide targeting fibroblast activation protein alpha (FAP-α), which is a protein abundantly expressed in certain cancer cells as well as cancer-associated fibroblasts in tumor lesions and involved in promoting disease progression. To target FAP-α, we created the novel radiotherapeutic, PSV359, comprising a peptide directed against FAP-α conjugated to the chelator-bound radioisotope 212Pb or 203Pb. [203/212Pb]PSV359 was evaluated in vitro and in preclinical xenograft models. Overall, strong anti-tumor clinical activity of [212Pb]PSV359 was found in both FAP-α on cancer cells and in stromal tissues xenograft models. In September 2024, research was presented on the preclinical evaluation of [203/212Pb]PSV359 for imaging and alpha-particle therapy of cancers expressing FAP-α, in which our team of researchers found that in vitro, [203/212Pb]PSV359 demonstrated superior FAP-α-binding affinity and specificity as compared to other FAP-targeted drugs, and that [203Pb]PSV359 showed strong tumor uptake and clearance from the blood via the renal system. In the study, [212Pb]PSV359 also showed strong anti-tumor effects in xenograft models in which FAP-α was either on cancer cells or in stromal tissues. In January 2025, we received approval from the FDA to proceed and anticipate dosing our first patients with this compound in mid 2025. We plan to seek to obtain Fast Track designation from the FDA for this compound.

Deploy Our Innovative Platform Technology

Continue to leverage our TAT platform to expand our pipeline of program candidates. Our technology allows us to create novel TATs by combining 212Pb encased within its PSC with a wide variety of targeting peptides and other delivery vehicles. Targeting molecules can come from discontinued programs, novel molecules currently in development, approved molecules or other proprietary targeting agents. As such, we continuously evaluate opportunities to acquire or in-license additional new targeting molecules such as those licensed from the Mayo Foundation for Medical Education and Research (Mayo Clinic) and Stony Brook University that we believe can be utilized with our platform to create a potent alpha therapeutic agent. We are leveraging our platform to progress our existing program candidates into clinical development for additional indications, including breast and pancreatic cancers, as well as the development of new program candidates.

Utilize a precision medicine approach by leveraging imaging diagnostics. To enrich the patient population for our trials, we created an imaging analogue of each of our program candidates by replacing 212Pb with the radioactive imaging isotope 203Pb while retaining the same targeting peptide. This allows us to assess the uptake of the imaging isotope into the targeted tumor and radiation doses to key organs. Using this data, we have the ability to enroll only those patients who meet predefined tumor uptake and dosimetry standards and are, therefore, more likely to respond to treatment. We believe this strategy will allow us to enrich the patient population of our clinical trials and enable the use of a precision medicine approach for the treatment of multiple tumor types.

Build and Strengthen Our Manufacturing and Supply Infrastructure

Continue to strengthen and scale our internal manufacturing capabilities. We believe the quality, reliability and scalability of the manufacturing process for our program candidates will be a core competitive advantage and better enable our long-term success. We have developed our proprietary VMT-α-GEN isotope delivery system (generator) to deliver our therapeutic isotope 212Pb for supply to patients. In January 2021, we entered into a 10-year feedstock contract with the National Isotope Development Center (NIDC) of the Department of Energy’s (DoE) Isotope Program. We scaled manufacturing of the supply of VMT-α-GEN systems for research purposes and are developing our supply capabilities in an effort to be able to support the clinical development of our drug candidates. We believe that by controlling our own therapeutic isotope supply, we can solve the many supply chain risks that have slowed alpha-particle therapy clinical adoption to date.

In March 2024, we acquired the assets and associated lease of Lantheus Holdings, Inc.’s (Lantheus) radiopharmaceutical manufacturing facility in Somerset, NJ. In October 2024, we completed our first shipment and patient dosing of 212Pb-labeled radiopharmaceuticals from the Somerset facility, which has three production suites. We intend to utilize this location to supply drug product for the northeastern portion of the United States. During 2024, we also purchased buildings located in the Houston, TX, Chicago, IL, and Los Angeles, CA metropolitan areas, which we intend to use for the manufacture of our program candidates upon completion of modifications and installation of equipment.

In September 2024, we entered into a Master Equipment and Services Agreement and statements of work with Comecer SpA (Comecer), pursuant to which we agreed to purchase from Comecer manufacturing equipment for the production of our radiopharmaceutical products including, but not limited to, isotope processing hot cells and production suites and related equipment (collectively, the Deliverables) and services for installation and validation of the Deliverables at several of our production facilities in the United States.

Background of Radiopharmaceuticals

Radiopharmaceuticals have been developed to precisely apply the tumor-killing power of radiation to a wider array of cancers, including for patients who have metastatic disease. Radiopharmaceuticals are drugs that contain medical isotopes, which are unstable elements that emit radiation and can be used to diagnose and treat cancers. To create radiopharmaceuticals, radiation-emitting medical isotopes are typically attached to targeting molecules and administered via intravenous injection. Once administered, the radiopharmaceuticals selectively target tumor antigens that are unique to, or preferentially expressed on, cancer cells throughout the body. Currently available targeted radiopharmaceuticals have demonstrated the ability to simultaneously bind to and kill multiple tumors. By precisely delivering alpha radiation directly to cancer cells, we believe the power of radiotherapy can be realized while reducing the off-target effects.

Targeted radiopharmaceuticals are drugs that contain a radionuclide payload and a targeting moiety, which are unstable elements that emit radiation and can be used to diagnose and treat cancers. To create targeted radiopharmaceuticals, radiation-emitting medical isotopes are typically attached to targeting molecules, which are then administered via intravenous injection. Once administered, the radiopharmaceuticals selectively target tumor receptors that are unique to, or preferentially expressed on, cancer cells throughout the body. Targeted radiopharmaceuticals, as a class, have achieved clear clinical benefit over non-radioactive standard-of-care agents in the treatment of gastroenteropancreatic neuroendocrine tumors and castration-resistant metastatic prostate cancer, and they possess characteristics that many believe may improve upon the profiles of current antibody-drug conjugates.

We are leveraging our proprietary TAT platform to build on the successes of currently available radiation therapies and create the next generation of precision oncology targeted radiopharmaceuticals. Our TATs are comprised of three components: (i) a targeting peptide, that is designed to selectively target receptors that are unique to, or preferentially expressed on, cancer cells throughout the body; (ii)

the alpha-emitting medical isotope 212Pb, designed to kill cancer cells, that is encased in our proprietary lead-specific chelator; and (iii) our optimized proprietary chelator.

We believe that our TAT platform and program candidates, if approved, could provide several potential advantages over currently available radiopharmaceuticals, including:

•
enhanced tumor-killing power by using 212Pb alpha-particle radiation in an outpatient setting;
•
ability to use multiple targets and classes of targeting molecules;
•
broad applicability across multiple tumor types, including neuroendocrine, metastatic melanomas and other cancers;
•
increased tolerability and therapeutic window associated with our lead-based TATs;
•
exploitation of multiple mechanisms of action, including direct DNA damage through double-stranded DNA breaks, and an alpha particle-mediated enhanced anti-tumor immune response;
•
a scalable manufacturing process and supply chain using our proprietary generator; and
•
ability to use our 203Pb imaging diagnostics to enrich targeted patient populations and determine treatment therapeutic suitability.

We believe the multiple mechanisms of action of our TATs may give them the ability to treat hard-to-treat tumors and the potential to work synergistically with other approved oncology therapies. The primary mechanism of action of 212Pb is direct cell damage through the induction of multiple double-stranded DNA breaks. A secondary mechanism, which would likely expand the effective direct cell kill range of the alpha particles, is referred to as the Bystander Effect, which involves the propagation of alpha particle-induced cell death from irradiated dying cells to kill adjacent non-irradiated cells up to 1,000 µm away in a three-dimensional solid tumor model. The Bystander Effect has been shown to be as significant to the overall efficacy in killing cancer cells as the direct DNA breaks.

Alpha vs Beta Radiopharmaceuticals

There are two main classes of therapeutic radiopharmaceuticals, which differ based on the types of particles that are emitted - beta-emitting isotopes and alpha-emitting isotopes. Historically, due to the readily available supply of beta-emitting isotopes and the better understanding of their chemistry and biology, they were more widely used than alpha-emitting isotopes. As a result, first-generation-targeted therapeutic radiopharmaceuticals were based on beta-emitting isotopes, which kill cancer cells primarily by creating free radicals that damage cellular machinery and cause single-stranded DNA breaks, which can be repaired by the cell. As a result, certain cancers are refractory to beta particle-based radiopharmaceutical treatment. Products based on beta-emitting isotopes have been developed successfully, but as the development of radiopharmaceuticals has continued to evolve, a deeper understanding of the potential of alpha-emitting isotopes for treating cancer has emerged.

Compared to beta particles, alpha particles can cause greater physical damage to cancer cells, including multiple double-stranded DNA breaks, for which there is no viable resistance mechanism, unlike in the case of single-stranded DNA breaks. Rather, double-stranded DNA breaks are highly lethal, with even a single double-stranded break being sufficient to cause cancer cell death. Alpha particles are over 7,000 times more massive than beta particles with an approximately 4,000-fold higher energy transfer rate, providing alpha particles the advantage of depositing a high amount of tumor-killing energy over a short distance of one to two cells, compared to the relatively long distance of up to 12 mm for beta particles. The amount of energy produced by alpha particles is high enough such that only a small number of alpha particles are required to cause cell death. This feature, when combined with their short path length, enables alpha particles to cause damage only to cancer cells in close proximity, reducing the risk of off-target radiation and normal cell damage that can occur with beta particles. However, because of the short travel distance, alpha particles need to be delivered into or on the surface of tumor cells to achieve the desired therapeutic effect.

Commercially Available Radiopharmaceuticals

Two of the earliest antibody-targeted radiopharmaceuticals, Bexxar, marketed by GlaxoSmithKline, and Zevalin, marketed by Acrotech Biopharma, LLC, are beta-emitting therapies whose market acceptance was hampered by several issues, including handling and administration difficulties, supply chain challenges and reimbursement complications. However, next-generation radiopharmaceuticals that have overcome the challenges faced by first-generation radiopharmaceuticals have since been developed and approved, and over the past decade the global radiopharmaceutical market has been growing rapidly. One such approved, next-generation targeted radiopharmaceutical therapy is Lutathera, a beta-emitting therapy marketed by Novartis. Novartis reported that fiscal year 2024 sales revenue from Lutathera was $724 million, up 20% from fiscal year 2023, despite only being approved for a subset of neuroendocrine cancers that affect the pancreas or gastrointestinal tract, known as GEP-NETs. Another radiopharmaceutical therapy, Pluvicto, a beta-emitting radioligand therapy marketed by Novartis, was initially approved to treat progressive prostate-specific membrane antigen (PSMA) positive metastatic castration-resistant prostate cancer and is being further developed by Novartis for other prostate cancer indications. Novartis reported that fiscal year 2024 sales revenue for Pluvicto were $1.4 billion, up 42% from fiscal year 2023.

Our TAT Platform

Through the use of proprietary, specialized targeting peptides, we are able to diagnose and then deliver a powerful alpha-particle radiotherapy directly to the tumor, while potentially limiting damage to healthy tissue. Utilizing a radioactive imaging agent that emits gamma rays, 203Pb, connected to a specific targeting peptide, we have the ability to diagnose the tumor. Following diagnosis, we can link our alpha-particle radioactive isotope, 212Pb, to the same targeting peptide to treat and potentially kill cancerous cells. This two-step, personalized medicine approach, as depicted below, offers the ability to understand which patients may respond to our therapy and potentially improve efficacy while minimizing toxicity associated with many other types of cancer treatments.

Human Image: Cagle et al. European Association of Nuclear Medicine 2024, Presentation Number: OP-473

Our image-guided TAT leverages a specialized targeting peptide to deliver cancer-killing 212Pb directly to the tumor. Our process for selecting cancer targets is designed to ensure that such targets are overexpressed in cancer cells and minimally expressed on normal healthy cells. When the peptide is radiolabeled with 203Pb, the patient can be imaged (i.e., single-photon emission computed tomography (SPECT) and computed tomography (CT)) to reveal cancer cells in the body. When the peptide is radiolabeled with 212Pb, the target-peptide binding can deliver powerful, yet locally deposited, cancer-killing alpha-particle radiation directly to cancer cells. This targeting mechanism allows for maximized therapeutic effects while minimizing off-target toxicities and may be used as a monotherapy or in combination with other precision treatments, such as targeted intracellular pathway inhibitors and immune checkpoint inhibitors.

Our TAT platform is highlighted by research and insights into the underlying biology of alpha-emitting radiopharmaceuticals as well as our differentiated capabilities in target identification, candidate generation, manufacturing and supply chain, and the development of imaging diagnostics. Our TAT platform was primarily developed over 15 years at the University of Iowa. We believe that our TATs have the potential to be broadly applicable across multiple targets and tumor types and transform the treatment landscape of radiopharmaceuticals for the treatment of cancer.

Our next-generation radiopharmaceutical technology has been recognized by many prestigious organizations and has received numerous awards and grants. Over the past 11 years, through December 2024, more than $17.0 million has been awarded to us and Co-Founder Michael Schultz’s laboratory at the University of Iowa in the form of Small Business Innovation Research (SBIR), Small Business Technology Transfer (STTR) and National Institutes of Health (NIH) research project grants. Grant support has been for our TAT development activities, including the advancement of preclinical diagnostic and therapeutic studies for both VMT-α-NET and VMT01, Phase 1 diagnostic clinical trials for both VMT-α-NET and VMT01, and our VMT-α-GEN in-house radioisotope production technologies.

212Pb (Lead-212)

Although there are many beta- and alpha-emitting isotopes, we believe that the ideal therapeutic isotope should emit alpha particles in rapid succession in order to maximize damage to cancer cells and increase efficacy. Alpha particles kill tumors through multiple mechanisms. The primary mechanism of action is direct cell damage through the induction of multiple double-stranded DNA breaks. As alpha particles traverse the nucleus of a cell, they create a linear track of direct chromosomal damage, leaving behind multiple clusters of double-stranded DNA breaks. These direct alpha particles can kill cells up to a distance of 100 µm, which is equal to a depth of a few cells. A secondary mechanism, which would expand effective direct cell kill range of the alpha particle, is referred to as the Bystander Effect. This effect has been shown to be as significant to the overall efficacy in killing cancer cells as the direct DNA breaks. The

Bystander Effect has been shown to propagate alpha particle-induced cell death from irradiated dying cells to kill adjacent non-irradiated cells up to 1,000 µm away in a three-dimensional solid tumor model. A third mechanism by which alpha-particle therapy enhances the body’s own anti-tumor immune response is less well understood but has been widely observed and reported. In our own preclinical studies, we have observed a vaccine-like effect that prevented the regrowth of tumors upon re-challenge. This is an area of ongoing investigation by us and the international scientific community. Our findings were reported by our senior scientist, Dr. Mengshi Li, et.al. in the peer-reviewed journal Cancers 2021, 13: 3676, 2021. New findings were published in 2024 at SNMMI, which showed that the cooperative effect between [212Pb]VMT01 and immune checkpoint inhibitors were also observed in a heterogeneous preclinical melanoma model. Induction of this cooperative effect was found even with 2 Gy of alpha-ration in tumor.

We believe 212Pb is an optimal therapeutic isotope as compared to currently commercially available radiopharmaceuticals as well as other alpha therapies in development. With a half-life of 10.6 hours, 212Pb is ideally suited to deliver powerful alpha-particle therapy to cancerous tumors, while representing a lower risk for off-target unintended effects. The decay properties of the 212Pb isotope and the rapid excretion of drug that has not bound to the tumor target provide the potential for treatment on an outpatient basis.

The graphic below provides our illustration of the comparison of the key differences between beta particles and alpha emitters.

1USPI for 177Lu vipivotide tetraxetan

2Sgouros G. Alpha-particles for targeted therapy. Adv Drug Deliv Rev. 2008;60(12):1402-1406. doi:10.1016/j.addr.2008.04.007

212Pb is an alpha-emitting nuclide that acts as the therapeutic in our innovative theranostic approach. The higher linear-energy transfer of alpha particles, compared to beta particles, results in an increased incidence of double-stranded DNA breaks and improved localized cancer-cell damage. We believe 212Pb half-life of 10.6 hours provides many significant advantages over other radiotherapies, including faster clearance and the potential for reduced off-site toxicity. Its decay chain includes the short-lived isotopes bismuth-212, polonium-212 and thallium-208, which all emit either alpha or beta during decay over about another hour. The end of the decay chain is the stable element lead-208.

To maximize the potential clinical benefit of radiopharmaceuticals to patients and minimize potential toxicity issues, we believe that TATs must selectively localize and remain within the tumor while the portions of the TAT that are not localized within the tumor are rapidly cleared from the body. Nearly 15 years of work by our co-founder, Dr. Michael Schultz, colleagues at the University of Iowa and our team members resulted in the development of our proprietary TAT, PSC and peptide linker technology to enable the delivery of isotopes to tumor cells while simultaneously promoting enhanced clearance of the non-tumor localized isotopes.

Due to the short half-life of 212Pb and the small size of the compounds, when our TATs are not bound to targeted cancer cells, they rapidly clear from the body through the urinary system, along with any isotopes bound to the linker. This results in lower total body radiation exposure when compared to radiopharmaceuticals designed with longer lived isotopes or larger molecular weight targeting moieties such as antibodies or antibody fragments. We believe that our TATs’ ability to promote clearance without compromising the tumor’s uptake of the alpha particle overcomes a longstanding challenge of radiopharmaceutical drug development.

Our Chemistry and Biology Expertise with 212Pb

We believe that our experience working with alpha-emitting radiopharmaceuticals positions us to build on the success of currently approved radiopharmaceuticals. By utilizing the advantages of 212Pb and our proprietary chelator, we have the ability to develop next-generation radiopharmaceutical therapies. 212Pb has complex chemistry and requires extensive experience and expertise to develop and properly characterize 212Pb radiopharmaceuticals with regard to the required tumor targeting, shelf-life, in vivo stability and potential for commercial-scale manufacturing. For example, the high energy emitted from 212Pb can cause program candidates to prematurely degrade. We believe we have the experience and know-how to develop molecules and formulations of 212Pb to maximize the shelf-life of our program candidates and allow for regional production and distribution. In addition to a deep understanding of the chemistry of 212Pb, we believe we have differentiated knowledge of the underlying biology of 212Pb and its mechanisms of directly damaging the DNA of tumors through single- and double-stranded DNA breaks, the Bystander Effect and use of the immune system’s adaptive response to attack non-target expressing tumors in order to stimulate a vaccine effect.

Imaging Diagnostics – 203Pb

For each of our program candidates, we create an imaging analogue that utilizes the same linker and targeting molecule but replaces 212Pb with the radioactive imaging isotope 203Pb. This allows us to assess uptake of the imaging analogue into the targeted tumor and to determine radiation doses to key organs. The imaging analogue versions of our program candidates are leveraged in both preclinical and clinical development and are used to enrich the patient population in our clinical trials by identifying the patients and tumor types more likely to respond to therapy.

203Pb is a gamma-emitting nuclide that acts as the diagnostic in our innovative theranostic approach. 203Pb has a long enough half-life to facilitate radiopharmaceutical preparation and gamma-ray imaging (e.g., SPECT or planar gamma camera) at time points up to 24 hours and, potentially, 48 hours post-administration. The ability to collect data on the biodistribution of 203Pb over this period allows for a more detailed understanding of tumor and other organ accumulation, retention and clearance that can be used as part of a treatment planning process for determining appropriately administered radioactivity levels of 212Pb for alpha-particle therapy.

Our Pipeline

We are leveraging our TAT platform to advance a pipeline of alpha-based therapeutic programs to treat various cancers. The table below details our current pipeline of TATs, indicating the status of each of our three lead programs in clinic within our broad proprietary pipeline at March 21, 2025.

To date, we have retained global development and commercialization rights to all our program candidates. In January 2024, we announced we had entered into a strategic agreement with Lantheus whereby in exchange for an upfront payment of $28 million (less certain withholding amounts), Lantheus obtained an exclusive option to negotiate for an exclusive license to our [212Pb]VMT-α-NET and a right to co-fund the IND-enabling studies for early-stage therapeutic candidates targeting PSMA and gastrin-releasing peptide receptor (GRPR) and, prior to IND filing, a right to negotiate for an exclusive license to such candidates.

Programs

VMT-α-NET: A Targeted Alpha Therapy Targeting SSTR2

Overview

We designed VMT-α-NET to target and deliver 212Pb to target cancer-specific receptors on tumor cells expressing SSTR2, a protein that is overexpressed in NETs and other cancers. [212Pb]VMT-α-NET is a TAT in development for patients with unresectable or metastatic SSTR2-expressing tumors who have not previously received peptide-targeted radiopharmaceutical therapy, such as Lutathera.

NETs are a group of rare, heterogeneous tumors that develop in different organs of the body and arise from specialized cells in the neuroendocrine system. Both the incidence and prevalence of NETs have continued to rise globally over several decades, primarily due to improvements in the diagnosis and surveillance of disease. Earlier detection has not only given rise to an increase in localized disease diagnoses but also improvements in staging, disease classification, management and survival. Despite these advancements, delayed diagnosis is still common due to asymptomatic presentation or nonspecific symptoms. As noted by N. Patel and B. Benipal in Incidence of Neuroendocrine Tumors in the United States from 2001-2015: A United States Cancer Statistics Analysis of 50 States, gastroenteropancreatic NETs, or GEP NETs, represent the most common NET subtype, comprising 55–70% of all NETs, followed by lung (22-27%). In Epidemiologic trends of and factors associated with overall survival in patients with neuroendocrine tumors over the last two decades in the USA., P. Wu, D. He, H. Chang, and X. Zhang estimated that more than 12,000 people in the U.S. are diagnosed with a NET each year, and current prevalence of NETs in the U.S is approximately 170,000 patients per year. As NETs display a wide variety of biologic behavior, the prognosis differs immensely between indolent limited disease grade 1 tumors and widely spread grade 3 carcinomas.

The median overall survival rate also varies widely in the highly heterogeneous NET populations and is based on site, stage and grade of disease. It is estimated that 80% of NETs over-express SSRT2. For this reason, somatostatin analogues are a cornerstone of the treatment of most NETs. In addition to SSTR2 analogs, low-grade and/or localized disease is amenable to surgical intervention and carries a good prognosis in terms of five-year overall survival rate (>90%), but there remains recurrence risk. High-grade and/or distant disease is more difficult to treat and carries lower median survival rates, typically measured in months. Radioligand therapy has emerged as a promising therapeutic option for GEP NETs in late stage and is being evaluated for earlier lines of treatment. We believe there is additional opportunity for radioligand therapy in earlier lines of treatment and other somatostatin-expressing NET indications, such as lung and pheochromocytoma/paraganglioma NETs, where there remains significant unmet medical need. In October 2024, GlobeNewswire.com reported worldwide sales for systemic NET treatments were valued at $3.6 billion in 2023 and are estimated to reach $6.9 billion by the end of 2030.

Using a specialized peptide, VMT-α-NET is designed to target and bind to the SSTR2 on tumor cells. As a diagnostic, we link 203Pb, a radioactive imaging agent that emits gamma rays, to its SSTR2-targeting peptide. Through the use of imaging scans, we are able to characterize the tumor to confirm the patient’s cancer expresses SSTR2. This confirms the patient may be a candidate for treatment. As a therapeutic, we link 212Pb, its alpha-particle radioactive isotope, to the same SSTR2 targeting peptide which has been shown to bind and kill cancerous cells.

In 2022, we received a “safe to proceed” decision on an IND application with the FDA to evaluate [212Pb]VMT-α-NET therapy under IND #160357. The indication of the opening study is treatment of advanced SSTR2-positive NETs patients who are progressing on, symptomatic on, or intolerant of approved non-radiological therapies. Later in 2022, we received Fast Track Designation for this program based on preclinical data for the indication of SSTR2-positive NETs regardless of prior treatment response.

Additionally, we believe there is an opportunity for Orphan Drug Designations for VMT-α-NET for NET subtype indications. There is also potential for a priority review voucher if we pursue the rare pediatric disease of advanced neuroblastoma as our best path for drug approval after review of Phase 1 trial data.

Preclinical Studies of [212Pb]VMT-α-NET

Our therapeutic [212Pb]VMT-α-NET has demonstrated positive clinical activity in preclinical studies using a mouse model of NETs, whereby [212Pb]VMT-α-NET significantly inhibited tumor growth and significantly improved survival compared to untreated mice controls.

Our diagnostic [203Pb]VMT-α-NET has produced strong SPECT/CT imaging and tumor contrast in multiple preclinical studies using mouse models of tumors expressing SSTR2, whereby [203Pb]VMT-α-NET has shown an 8-fold improved tumor uptake with decreased kidney retention as compared to 203Pb radiolabeled DOTATOC. DOTATOC is an established targeting compound for imaging SSTR2-expressing NETs when radiolabeled to PET isotopes.

At the Annual Congress of the European Association of Nuclear Medicine in September 2023, we presented mouse model data highlighting the efficacy of [203/212Pb]VMT-α-NET in treating metastatic neuroblastoma tumors. The study showed successful tumor uptake via sequential SPECT imaging and demonstrated a maximum tolerated dose of [212Pb]VMT-α-NET as 2.22 MBq without acute toxicity, with a 100% overall survival rate at 90 days observed in the group receiving three fractionated doses of 740 kBq of [212Pb]VMT-α-NET.

At the World Molecular Imaging Congress in September 2023, the Company presented data highlighting the effectiveness of [212Pb]VMT-α-NET in treating neuroendocrine tumors in a tumor xenograft mouse model. The results highlighted the significant therapeutic efficacy of treatment with three fractionated doses of [212Pb]VMT-α-NET, which resulted in a 70% complete response rate and 80% survival at 120 days.

Our first-in-human experience with [203Pb]VMT-α-NET imaging occurred under the supervision of the attending physician at the University of Ulm in Dresden, Germany in 2021 in a patient with metastatic and refractory gastrointestinal NET. Imaging from this study using [203Pb]VMT-α-NET revealed favorable properties, including rapid tumor accumulation, rapid renal clearance and excellent tumor retention as seen by SPECT/CT imaging at 22 hours with high tumor conspicuity. There were no adverse signs or symptoms attributed to the imaging tracer. The pharmacokinetic and biodistribution properties of the imaging agent, based on semi-quantitative medical physics analysis by the team at the University of Ulm, suggest the potential for the chemically identical therapeutic agent, [212Pb]VMT-α-NET, to be administered without concurrent renal protective amino acid infusion in radiotherapy naïve patients. This would be a clinically relevant point of differentiation from the current practice using approved radiopharmaceutical products for NETs.

Clinical Studies of [212Pb]VMT-α-NET

We have a multi-center open-label study (clinicaltrials.gov identifier NCT05636618) of [212Pb]VMT-α-NET, a targeted alpha-particle therapy, for patients with advanced SSTR2-positive neuroendocrine tumors. This study is intended to utilize a mTPI-2, or modified toxicity probability interval 2, dose-ranging design to evaluate approximately 10 to 32 adult patients with unresectable or metastatic NETs of gastrointestinal, lung, adrenal or neural tissue origin. The primary endpoints of this study are safety and tolerability, determination of a recommended dose for subsequent study and determination of pharmacokinetic properties. Secondary endpoints are overall response rate by response evaluation criteria in solid tumors (RECIST) v.1.1, progression-free survival by RECIST v.1.1 and overall survival. The first part of the study involves dose escalation, designed to determine the maximum tolerated dose (MTD) or maximum feasible dose (MFD) following a single administration of [212Pb]VMT-α-NET. According to the mTPI-2 study design, intermediate doses are also possible to allow selection of the optimal activity dose to take forward into the dose expansion part of the study.

The second part of the study is a dose expansion phase based on the identified MTD/MFD. Patients with positive uptake on FDA-approved SSTR2 positron emission tomography (PET)/CT will receive a fixed dose of [212Pb]VMT-α-NET IV administered at the recommended Phase 2 dose and schedule determined in the Phase 1 dose escalation.

In November 2024, at the North American Tumor Society’s NANETS Multidisciplinary NET Medical Symposium, we announced initial results from this study and, in January 2025, we announced an update to these initial results at the 2025 American Society of Clinical Oncology Gastrointestinal Cancers Symposium.

Company-Sponsored Trials of [212Pb/203Pb]VMT-α-NET

In June 2024, we announced multiple updates featuring our alpha-particle radiopharmaceuticals at SNMMI. The data presentations highlighted favorable safety profiles and potential benefits of our lead clinical candidates. Specifically, we reported on a Phase 0 imaging trial that is evaluating the optimal imaging timepoint(s) for diagnostic/dosimetric performance of [203Pb]VMT-α-NET in neuroendocrine tumors. Investigators analyzed 48 lesions across nine patients, and the results showed that tumor uptake of [203Pb]VMT-α-NET peaked at approximately four hours post-injection, with 98% of maximum uptake observed at one hour. The results suggest that imaging with [203Pb]VMT-α-NET at four hours post-injection has the best overall diagnostic performance, followed closely by imaging at one hour.

In November 2024, we announced initial results from our multi-center open-label dose escalation, dose expansion study (clinicaltrials.gov identifier NCT05636618) of [212Pb]VMT-α-NET in patients with unresectable or metastatic SSTR2-positive NETs who have not received prior radiopharmaceutical therapy and have shown radiological evidence of disease progression in the 12 months prior to enrollment. The data cut-off date for the presentation was October 31, 2024.

Per the study protocol, the two patients who made up Cohort 1 received administered activity of 2.5 mCi per dose regardless of body weight. Based on their respective body weights, the median administered activity per kilogram of weight was 45.5 µCi/kg per dose. The seven patients who made up Cohort 2 received administered activity of 5.0 mCi per dose regardless of body weight. Based on their respective body weights, the median administered activity per kilogram of weight was 62.1 µCi/kg per dose, ranging from 31.8 µCi/kg to 84.6 µCi/kg per dose. One patient in Cohort 2 received two doses of 84.6 µCi/kg per dose, then received the third and fourth doses at a reduced activity level of 42.4 µCi/kg per dose due to an adverse event that was determined by the investigator to be unrelated.

No dose limiting toxicities (DLTs) were observed among any patients. No grade 4 or 5 treatment emergent or serious adverse events (AEs) were observed. Two grade 3 AEs – one case of diarrhea and one case of syncope – were observed. No decline in renal function was observed. Hematologic AEs, such as decreased lymphocyte count and anemia, were all grades 1 and 2. No treatment discontinuations due to AEs occurred.

Eight of nine patients had durable control of disease. Six of nine patients had measurable reduction of tumor volume, one of whom had a confirmed response as defined by RECIST v1.1. The patient who experienced an objective response received the first two doses at 84.6 µCi/kg per dose, then received the remaining two doses at a reduced activity level of 42.4 µCi/kg. One patient was deemed to have progressive disease after one dose under RECIST v1.1, by unambiguous progression of non-target lesions.

The SMC determined that safety observations during the DLT observation period supported proceeding with dose escalation to Cohort 3 and expanding the number of patients dosed at 5 mCi. Based on interactions with the FDA prior to the initiation of patient dosing in this study, which occurred in late 2023, the decision to open Cohort 3 will follow consultation and alignment with the agency. FDA interactions are ongoing with regards to the initiation of the next dosing cohort.

In January 2025, we announced updated interim results from this same clinical trial with a data cut-off date of January 10, 2025. All nine patients in Cohort 1 and Cohort 2 had completed treatments per the study protocol, and the study team had at least one scan for all patients after their final treatments. No DLTs, grade 4 or 5 treatment emergent or serious AEs were reported since the start of the study. No new grade 3 AEs were observed aside from the two events discussed earlier. No decline in renal function was observed. Hematologic AEs, such as decreased lymphocyte count and anemia, were all grades 1 and 2. No treatment discontinuations due to AEs occurred.

Further anti-tumor activities have been observed with longer follow-up, and there were two unconfirmed responses and one confirmed response as defined by RECIST v1.1 in Cohort 2. As of the January 10, 2025, data cut-off date, the patient who experienced a confirmed objective response has been in response for 17 weeks and remains in the study. This patient received the first two [212Pb]VMT-α-NET doses at administered dose of 5.0 mCi (equivalent to 84.6 µCi/kg), then received the remaining two doses at the next lower activity level of 2.5 mCi (equivalent to 42.4 µCi/kg) due to an adverse event that was determined by the investigator to be unrelated to [212Pb]VMT-α-NET.

One patient was observed to experience an initial (unconfirmed (as of January 10, 2025)) response in the fifth scan after their first dose, which was the first scan conducted after the end of their treatment period. This patient experienced gradual tumor regression throughout the study, with the magnitude of change meeting the criteria for response on their most recent scan. This patient received four doses of 5.0 mCi (equivalent to 68.7 µCi/kg) of [212Pb]VMT-α-NET.

A third patient was observed to experience an initial (unconfirmed (as of January 10, 2025)) response in the seventh scan after their first dose, which was the third scan conducted after the end of their treatment period. This patient received four doses of 5.0 mCi (equivalent to 31.7 µCi/kg) of [212Pb]VMT-α-NET. Gradual tumor regression was first observed in the fifth scan after their first dose, with the magnitude of change meeting the criteria for response on their most recent scan.

Five patients continued to have stable disease. One patient was deemed to have progressive disease after one dose under RECIST v1.1, by unambiguous progression of non-target lesions.

As noted below, the preliminary response assessment by RECIST v1.1 showed three responses in seven patients from Cohort 2.

Note: Patient 109-103 experienced progressive disease by unambiguous progression of non-target lesions.

Wahl RL et al. Data cutoff date January 10, 2025.

After Cohort 2 reopened for enrollment in August 2024 and through year-end 2024, an additional 11 patients were dosed. Thus, a total of 18 patients received treatment in Cohort 2 through December 31, 2024. Since the start of 2025 through the end of February 2025, an incremental 12 patients have been dosed. Thus, a total of 30 patients have received treatment in Cohort 2 as of February 28, 2025. Cohort 2 remains open for recruitment.

Investigator-Initiated Clinical Research and Section 13-2(B) Usage of [212Pb/203Pb]VMT-α-NET

Also at SNMMI, an investigator reported on [212Pb]VMT-α-NET planning based on [203Pb]VMT-α-NET predictive dosimetry in an investigator-sponsored trial. The investigators applied patient-specific dosimetry in a Phase 0 imaging trial (NCT05111509) of [203Pb]VMT-a-NET and in the first cohort of a Phase 1 absorbed-dose escalation study (NCT06148636) of [212Pb]VMT-α-NET. Ten patients with β-peptide receptor radionuclide therapy (PRRT)-relapsed or refractory GEP-NETs received [203Pb]VMT-α-NET (5 mCi) followed by sequential blood sampling, planar imaging and qSPECT/CT imaging at 1 hour, 4 hours, 24 hours and 48 hours post-administration. Three of 10 patients received amino acid infusions while seven patients did not receive amino acids.

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

Additionally at SNMMI, the lead investigator reported on an exploratory first-in-human use of [212Pb]VMT-α-NET in adult patients with histologically confirmed metastatic NETs and medullary thyroid carcinomas in an investigator-led research study in India. A total of 13 patients were enrolled: 10 patients with GEP-NETs, one patient with breast NETs and two patients with medullary thyroid carcinomas. The investigator reported updated safety and anti-tumor activity of [212Pb]VMT-α-NET administered at 67 µCi/kg (2.5 MBq/kg) every eight weeks in the 13 patients as of the data cut-off date of May 31, 2024. All patients had received prior treatments, eight of whom received prior PRRT treatment. Six patients remained eligible for further treatments as of the data cut-off date.

The investigator concluded that the toxicity profile suggested the potential for dose escalation to achieve optimal treatment responses. Confirmed tumor response per RECIST 1.1 was reported to be observed in eight of the 13 patients, while unconfirmed responses were observed in two additional patients who eventually had progressive disease and died. Median progression free survival was reported to be 16.4 months (95% confidence interval: 3.5 to NA). The investigator also reported higher absorbed doses in the tumors compared to select other tissues.

Subsequently, in October 2024, at the 37th Annual Congress of the European Association of Nuclear Medicine (EANM) in Hamburg, Germany, the investigator presented an update on a subset of the previously reported investigator-led research study in India. The cut-off date was September 15, 2024, and the study focused on 10 patients with well-differentiated GEP-NETs. These patients were treated with [212Pb]VMT-α-NET at a dosage of 67 µCi/kg (2.5 MBq/kg), with an interval of eight weeks for up to six cycles. Treatment was well tolerated with a modest and manageable adverse effect profile. Confirmed tumor response per RECIST 1.1 was observed in six of the 10 GEP-NETs patients. The investigator again concluded that the toxicity profile suggested the potential for dose escalation to achieve optimal treatment responses.

Additionally, dosimetry estimates were collected from five of the 10 GEP-NETs patients discussed above. The results demonstrated that SPECT/CT imaging with [212Pb]VMT-α-NET showed prompt tumor accumulation, high tumor retention and rapid renal excretion in all patients. Overall, the findings suggested that post-treatment imaging of [212Pb]VMT-α-NET is feasible and can potentially serve as a valuable tool to evaluate and monitor patients through a full course of treatment.

The University of Iowa is conducting an investigator-initiated Phase 1 trial (clinicaltrials.gov identifier NCT05111509) to investigate the feasibility of using [203Pb]VMT-α-NET to enable personalized, image-guided therapy dose calculations for [212Pb]VMT-α-NET therapy in patients with recurrent NETs after treatment with approved radiopharmaceutical therapy (RPT). In addition, in December 2023, we announced that the first patient was dosed at the University of Iowa in an investigator-initiated Phase 1 trial evaluating the safety of [212Pb]VMT-α-NET in patients with unresectable or metastatic SSTR2-expressing neuroendocrine tumors. The patients enrolled in the study had either progressed or relapsed after previous therapies, including currently approved PRRT. This is a single site safety study (clinicaltrials.gov identifier NCT06148636) of [212Pb]VMT-α-NET targeted alpha-particle therapy for patients with refractory or relapsed SSTR2-positive neuroendocrine tumors. The first part of this Phase 1 trial is imaging with a surrogate tracer, [203Pb]VMT-α-NET, using SPECT/CT imaging. Each participant is assigned a radiation dose to the kidneys that cannot be exceeded. The second part of the study is a sequential 3 + 3 dose escalation phase of four cohorts based on the maximum allowed injected dose for an individual while keeping kidney exposure to less than a predetermined threshold. The study involves two treatments, about eight to 10 weeks apart. The drug will be given by infusion once per treatment. Participants will also receive an infusion of amino acids to help protect the kidneys as well as medications to help protect against nausea. A participant who is administered [212Pb]VMT-α-NET will be monitored for at least six months for safety assessments. Participants will also have imaging at six months post treatment to measure how their tumors responded to therapy and will have lifelong follow up for this study. Preliminary results from Cohort 1 were presented at SNMMI. Enrollment is ongoing.

We supported diagnostic and therapeutic dosing of [203/212Pb]VMT-α-NET at the Technical University of Dresden under provisions in Section 13-2(B) of Germany’s Medicinal Products Act supporting patients that lack further treatment options. This is a single-site retrospective evaluation of imaging with [203Pb]VMT-α-NET and subsequent single administration of [212Pb]VMT-α-NET in patients with progressive metastatic GEP-NET after exhausting all current therapies, including radiopharmaceuticals. The investigator has informed us that a manuscript of this study is in submission. Eight patients were treated with a single dose of [212Pb]VMT-α-NET at mean activity level of 2.7 mCi (100 MBq). Progression was defined by new SSTR-positive tumor lesions on Gallium-68 (68Ga) DOTATATE-PET/CT imaging or by increasing blood tumor markers, namely Chromogranin A. The investigators have informed us that certain preliminary results were presented at the 2025 Society of Nuclear Medicine and Molecular Imaging Mid-Winter Meeting. A manuscript of this study is in submission.

VMT01: A Targeted Alpha Therapy Targeting MC1R

Overview of VMT01and VMT02

We are also leveraging our TAT platform with our second program candidate, VMT01, which is currently in Phase 1/2a clinical trials. We designed VMT01 to target and deliver 212Pb to tumor sites expressing MC1R, a protein that is overexpressed in melanoma cancers. [212Pb]VMT01 is a TAT in development for second-line or later treatment of patients with progressive MC1R-positive metastatic melanoma. Review of market research prepared by Global Newswire in March 2024 indicates metastatic melanoma could represent over a $12.0 billion market opportunity by 2028.

Using a specialized peptide, VMT01 is designed to target MC1R on tumor cells. As a diagnostic, we either link 203Pb or 68Ga to its MC1R-targeting peptide. MC1R is a G-protein coupled receptor that has been investigated as a target for metastatic melanoma drug delivery due to its overexpression on the surface of melanoma cells and relative absence in normal cells. MC1R-targeted radiolabeled peptides have been used as delivery vehicles for delivering radiometals to melanoma tumors in preclinical models for diagnostic imaging and therapy, as well as in clinical imaging studies that demonstrated the ability to identify MC1R-positive tumors by PET imaging.

We also designed two imaging surrogates, the chemically identical [203Pb]VMT01 for SPECT imaging and dosimetric calculations and [68Ga]VMT02, a PET imaging tracer, for patient selection. [68Ga]VMT02 utilizes the same targeting peptide as VMT01 but differs in having a chelator optimized for PET radiotracers. Through the use of the imaging scans, we are able to characterize whether the patient’s cancer expresses MC1R and thus be a candidate for treatment. As a therapeutic, we link 212Pb to the same MC1R targeting peptide which has been shown to bind and kill cancerous cells. The melanoma program focuses primarily on development of the therapeutic compound. The rationale for the development of two imaging tracers is to provide flexibility in imaging a molecular target for which a validated and approved imaging tracer does not exist. Further commercialization of one or both of these imaging tracers would follow a separate regulatory path from the therapeutic compound and would proceed based on the potential for utility after a therapeutic efficacy signal is identified.

VMT01 and VMT02 bind with high affinity and specificity to MC1R-expressing melanoma tumors and do not bind to healthy cells (where MC1R is absent). Thus, the radioactive nuclide carried by the peptide is delivered primarily to tumor cells, while nonspecific binding to healthy cells is minimal. Treatment is carried out in two stages. In the first stage (i.e., the diagnostic stage), [203Pb]VMT01 or [68Ga]VMT02 is administered for SPECT or PET imaging, respectively. The decay of radionuclides 203Pb and 68Ga result in gamma radiation that can be detected by the imaging device. This detection can be used to pinpoint the presence of cancerous tumors expressing MC1R and illuminate the pharmacokinetic properties and biodistribution of the radiopharmaceutical. This information can be used to guide the second therapeutic stage with [212Pb]VMT01, in which the radionuclide 212Pb replaces 203Pb and 68Ga. [212Pb]VMT01 is designed to deliver alpha (α) radiation efficiently to melanoma tumors that express the MC1R receptor. This two-stage process is commonly referred to as image-guided receptor-targeted alpha-particle radionuclide therapy for cancer and is also referred to as a “theranostic” approach.

We conducted nonclinical pharmacology, pharmacokinetics and toxicology studies utilizing in vitro and in vivo assays, SPECT and PET imaging and histopathology to support the first-in-human Phase 1/2a clinical development of [212Pb]VMT01 per recommendations in the FDA’s Guidance document titled “Oncology Therapeutic Radiopharmaceuticals: Nonclinical Studies and Labeling Recommendations Guidance for Industry.” Promising results have demonstrated an increase in progression-free survival, improvement in overall survival and, in some cases, complete remission in mice bearing murine and human melanoma tumors. We have also observed significant synergy with checkpoint inhibitors in animal models that are resistant to immunotherapy alone, and a subset of animals receiving the combination therapy demonstrated resistance to re-inoculation with naive melanoma cells.

Management believes that there are currently no FDA-approved radiopharmaceutical peptide-based receptor targeting approaches for the treatment of metastatic melanoma. The goal of the theranostic approach with [203Pb]VMT01 or [68Ga]VMT02 (diagnosis) and [212Pb]VMT01 (therapy) is to establish a new methodology to treat patients with MC1R-expressing tumors that has the potential to improve long-term outcomes.

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

The International Agency for Research on Cancer disclosed that the worldwide melanoma incidence is estimated to reach 353,000 new cases in 2025, and the risk of melanoma increases as people age, with the average age of diagnosis being early to mid 60s. Melanoma is a global disease affecting all populations around the world. The risk of developing melanoma increases significantly in areas of high ultraviolet exposure and for people with fair complexion. Particularly high incidences are observed in North America, Northern Europe and New Zealand. The highest occurs in Australia, where annual rates are more than twice that of North America. The American Cancer

Society reported that, in the U.S., there will be an estimated 104,960 new diagnoses of melanoma in 2025 and approximately 8,430 deaths annually from metastatic melanoma.

The National Cancer Institute’s Surveillance, Epidemiology, and End Results (SEER) Program estimates 77% of all melanoma cases in the United States are local disease, receiving surgical treatment followed by watchful waiting. Melanoma that has regional spread (stage III) indicates spreading to nearby lymph nodes and accounts for 10% of cases, with a five-year survival rate of approximately 70%. Metastatic melanoma is classified as stage IV, where melanoma metastasizes to distant organs, such as the brain, lungs or liver, and contains any T or N value in the TNM staging system. SEER also noted that metastatic melanoma accounts for 5% of cases and carries a poor prognosis with a one-year survival rate of 50% and five-year survival rate of 29%-35%. The majority of metastatic melanoma patients will receive some form of immunotherapy; however, more than 50% ultimately progress. Patients with tumors positive for the BRAF mutation who progress on immunotherapy can receive targeted therapy; however, these patients ultimately acquire resistance. Thus, the majority of metastatic melanoma patients who eventually progress on immunotherapy (and targeted therapy if BRAF positive) are left with very limited options and represent the patient population with the greatest unmet need in melanoma (source: https://www.sciencedirect.com/science/article/pii/S1040842824000192). This segment of the melanoma population is the intended entry market for VMT01. In 2021, worldwide sales for the systemic treatment of advanced melanoma were expected to reach $6.7 billion by 2025 with the U.S. accounting for over 60% of the market, or approximately $4.0 billion in sales (source: Global Data, 2021).

Leading treatments for metastatic melanoma are typically not curative. Treatments include immunotherapy to help the immune system recognize evading cancer cells, targeted therapy to interfere with known cancer processes, radiation therapy to kill cancer cells via high-energy X-ray or proton beams and chemotherapy to attack rapidly dividing cancer cells. Immune checkpoint inhibitors, targeted mitogen-activated protein kinase inhibitors (MAPKi) and cell therapies have improved outcomes but also low response rates and acquired drug resistance, and adverse side effects have limited quality of life for metastatic melanoma patients. The most dramatic improvements in response have often been reported to lead to grade 3/4 adverse events and therapy discontinuation. Recurrence is common, with complex mechanisms of resistance that include altered oncogenic pathways, tumor heterogeneity and enhanced DNA repair. We believe [212Pb]VMT01 has the potential to overcome many of these resistance pathways. Our intent is to test the safety and tolerability of [212Pb]VMT01 in previously treated patients who are experiencing progression or recurrence of disease as monotherapy as well as in combination with first-line immunotherapies.

Clinical Studies of [203/212Pb]VMT01

In 2020, we filed an IND application with the FDA to evaluate [203Pb]VMT01 and [68Ga]VMT01 imaging in adults with advanced stage melanoma under IND #152145, which was later given a “safe to proceed” designation in 2020. We completed evaluating [203Pb]VMT01 and [68Ga]VMT01 in a first-in-human Phase 1 imaging study conducted at the Mayo Clinic in Rochester, MN. This study utilized a cross-over design where six patients with stage IV unresectable melanoma were imaged. The primary endpoints of this study were safety and biodistribution and secondary endpoints were molecular target validation and image quality. We have submitted the clinical study report to the FDA. The results of this study were presented at the Society of Nuclear Medicine and Molecular Imaging Annual Meeting in 2023.

In 2022, we received an IND “safe to proceed” letter from the FDA to evaluate [212Pb]VMT01 in patients with advanced and progressive melanoma and, in September 2024, we received Fast Track designation for the development of [212Pb]VMT01 for the diagnosis and treatment of patients with unresectable or metastatic melanoma who have demonstrated MC1R tumor expression. Our ongoing trial of [212Pb]VMT01 (clinicaltrials.gov identifier NCT05655312) is a multi-center, open-label dose escalation, dose expansion study in patients with histologically confirmed melanoma and MC1R-positive imaging scans. The first part of the study is a dose finding phase to determine the MTD, MFD or optimal biologic dose following a single administration of [212Pb]VMT01. In July 2024, we submitted a protocol amendment to explore the combination of the checkpoint inhibitor nivolumab with [212Pb]VMT01 in patients with histologically confirmed melanoma and positive MC1R imaging scans in our ongoing Phase 1/2a study of [212Pb]VMT01. The supply of nivolumab was secured in March 2024, when we entered into a clinical trial collaboration agreement with Bristol Myers Squibb. As such, another part of the study is a combination therapy dose finding in which [212Pb]VMT01 and nivolumab are administered in escalating doses to determine MTD, MFD or optimal biologic dose. The third part of the study is expected to entail the enrollment of patients in monotherapy and combination therapy expansion cohorts based on the identified MTD, MFD or optimal biologic dose. Patients may be eligible to receive up to three administrations of [212Pb]VMT01 approximately eight weeks apart or they may be eligible to receive nivolumab every four weeks for up to 24 months. A dosimetry sub-study is included to assess biodistribution, tumor uptake and correlation of uptake with observed toxicities and efficacy.

In October 2024, we announced initial results from the first two dosing cohorts of the Phase 1/2a clinical study of [212Pb]VMT01 in patients with progressive MC1R-positive metastatic melanoma. Three patients were enrolled in Cohort 1 (who received 3 mCi of [212Pb]VMT01), while seven patients were enrolled in Cohort 2 (who received 5 mCi of [212Pb]VMT01). Patients in each cohort received a median of five prior lines of systematic therapy, including a median of three prior lines of immunotherapy. No DLTs were observed among any patients, and no AEs led to treatment discontinuation. Treatment emergent AEs were mostly grades 1 and 2. None of the four cases of grade 3 treatment emergent AEs were deemed to be treatment related. There were no grade 4 or 5 treatment emergent AEs. No renal toxicities had been reported as of October 11, 2024 (there were no clinically significant changes in blood urea nitrogen or serum creatinine) in spite of dosimetry estimated renal radiation that approached the higher end of conventional dosing.

All patients in Cohort 1 completed three treatments, with one patient experiencing an unconfirmed RECIST version 1.1 objective response after completion of treatment, and two patients experiencing stable disease at 9 and 11 months from the start of treatment, respectively, as reported in October 2024 at the 21st International Congress of the Society of Melanoma Research (SMR). In Cohort 2, patients progressed after either the first cycle (three patients) or the second cycle (four patients). These findings are consistent with published and ongoing preclinical studies showing immunostimulatory effects at lower radiation doses.

The SMC reviewed these findings and recommended exploring a lower dose level of 1.5 mCi per dose, both as a single agent and in combination with the anti-PD-1 antibody, nivolumab. The SMC’s recommendation would allow for the monotherapy and combination cohorts to proceed concurrently. An amendment to further explore lower dose levels for monotherapy has been approved, and cohort 3 at 1.5 mCi per dose is active and open for enrollment. The combination cohort at 1.5 mCi per dose with nivolumab is also active and open for enrollment. On March 17, 2025, we announced that the first patient was dosed in the combination cohort.

In October 2024, at SMR, we provided the following update on the ongoing clinical trial with a data cut-off date of September 4, 2024:

Lighter portions of each line in the above slide signify transition of the patient to follow-up periods, which began at approximately 24 weeks after first dose. Patient 03-104 discontinued follow up without progressive disease. Patients 04-113, 03-114 and 01-116 experienced progressive disease after the data cut-off date of September 4, 2024. (Morris ZS et al, Poster Presentation at Society of Melanoma Research, New Orleans 2024.)

PSV359 – A Targeted Alpha Therapy Targeting Fibroblast Activation Protein alpha

Tumor stroma cells do not typically express cancer-specific markers like SSTR2 or MC1R. FAP-α is primarily expressed on tumor stroma cells, but also on some cancer cells. FAP-α is a pan-cancer target that is highly expressed in many cancers. Our in-house discovery team discovered PSV359, a novel cyclic peptide targeting human FAP-α, via phage display methods. We believe PSV359 is an optimized peptide with potential best-in-class characteristics that has been demonstrated in preclinical models. In March 2024, we released the first-in-human clinical SPECT/CT imaging which suggested very favorable tumor targeting and retention by the PSV359 compound, while clearing from normal organs rapidly and completely.

In October 2024, we announced first-in-human SPECT/CT images of [203Pb]PSV359 from an independent investigator revealed strong tumor uptake, fast clearance through the renal system, low accumulation in normal organs, and long tumor retention in three patients with FAP-α expressing cancers.

Preclinical results for PSV359 were presented during the SNMMI and the EANM meetings in June and October 2024, respectively. Researchers presented a novel cyclic peptide targeting human FAP-α, which was discovered by us via phage display methods. FAP-α is a protein abundantly expressed in certain cancer cells as well as cancer-associated fibroblasts in tumor lesions and involved in promoting disease progression. The peptide was conjugated to a lead (Pb)-specific chelator via a molecular linker to form a novel construct, PSV359. The purpose of this study was to evaluate the in vitro and in vivo performance of [203/212Pb]PSV359 in preclinical xenograft models. As depicted below, PSV359 demonstrated superior binding affinity and specificity against human FAP-α (Kd=1.8 nM, Ki=0.4 nM) as compared to other FAP-targeted drugs and remained stable in serum for 96 hours. Overall, strong anti-tumor clinical activity of [212Pb]PSV359 was found in both HT1080-human FAP-α (FAP-α on cancer cells) and U87MG (FAP-α in stromal tissues) xenograft models.

Source: Cagle et al. European Association of Nuclear Medicine 2024, Presentation Number: OP-473.

The FAP-α PSV359 program is a significant addition to our clinical pipeline of targeted alpha therapeutics. We filed an IND application for this asset in December 2024, and we received a “study may proceed” letter (i.e., approval to conduct the trial) from the FDA in the first quarter of 2025. We expect to initiate dosing in mid 2025.

PSV4XX: A Differentiated PSMA-Targeted Alpha Therapy

On December 31, 2023, we entered into an exclusive patent license agreement with the Mayo Clinic for the rights to the PSMA Alpha-PET DoubLET platform technology for the treatment of PSMA-expressing cancers, with an initial focus on prostate. It can also be used for beta-particle-targeted RPT using copper isotopes. In September 2024, the American Cancer Society reported that prostate cancer is the second most prevalent form of cancer affecting men worldwide and the number one cancer in men for 66% of the world, emphasizing the critical need for advanced technologies to improve early detection and treatment outcomes. In 2024, the Prostate Cancer Foundation cited a report from the Lancet Commission that projected annual prostate cancers will rise from 1.4 million in 2020 to 2.9 million by 2040 with annual deaths increasing by 85%, to almost 700,000, during this same timeframe.

In June 2023, preclinical studies demonstrated a high degree of radiation delivered to tumors while minimizing exposure to critical organs and tissues, particularly a reduction in salivary gland uptake and kidney retention.

Pre-Targeting Theranostic Targeting Platform - The Next Generation of TAT

In February 2024, we announced that we executed an exclusive, worldwide license agreement with Stony Brook University for the global intellectual property rights to its Cuburbit[7]uril-admantane (CB7-Adma) pre-targeting platform and were awarded the Phase 1 tranche of a 2.5-year Fastrack Small Business Innovation Research grant (Phase 1 $0.4 million; total $2.4 million) from the NIH’s National Cancer Institute (NCI) in support of our CB7-Adma host-guest pre-targeting program for the diagnosis and treatment of cancer.

Pre-targeting using the CB7-Adma platform involves two steps. First, an antibody that binds with high specificity to a cancer-specific protein is administered via intravenous injection. This antibody is chemically modified to include the CB7 chemical entity and accumulates over time at the tumor site. Then, a radionuclide held tightly by our proprietary chelator attached to an Adma group is administered. The Adma group binds to the CB7 group that was previously attached to the cancerous cells with specificity, delivering radiation dose selectively to the tumor sites.

Central to this innovation is CB7-Adma (host-guest) complex formation, driving the interaction between the antibody and radioligand. The chosen host-guest pair, CB7-Adma, has demonstrated promising in vivo stability, modularity and low immunogenicity. The platform’s potential was validated through in vivo profiling of ligands, employing a CB7-modified carcinoembryonic antigen targeting antibody.

We are currently working through preclinical optimization of this platform and working to identify initial targeting antibodies for further investigation.

1. Pre-targeting platform currently in preclinical development.

Manufacturing and Supply

We have developed a proprietary isotope delivery system, colloquially called a “generator,” VMT-α-GEN, to allow for delivery of our preferred therapeutic isotope 212Pb for supply to patients. In January 2021, we entered into a 10-year feedstock contract with the NIDC of the DoE Isotope Program. We receive feedstock shipments of Thorium-228 from the NIDC. We also have contracts with various manufacturers to produce certain components of our VMT-α-GEN system. This has allowed us to scale manufacturing of VMT-α-GEN for research purposes that we believe will facilitate our alpha therapy clinical trials. We believe that by controlling our own therapeutic isotope supply, we can solve the many supply chain risks that have slowed alpha-particle therapy clinical adoption to date.

We assemble and manufacture our finished radiopharmaceutical candidates by chelating or trapping an atom of 212Pb within a specialized chelator or chemical “cage” and connecting the 212Pb within its cage to the targeting peptide with our linker technology. For clinical supply, we intend to use a combination of third-party contract manufacturing organizations, or CMOs, and our own manufacturing sites complying with the FDA’s current good manufacturing practices, or CGMP, to manufacture and distribute our doses.

For the drug precursors and isotopes that comprise our TAT platform, a variety of clinical phase manufacturers have been engaged and utilized. We procure chelator-modified peptide precursors from peptide manufacturers who are capable of producing clinical phase precursor material. The imaging isotope 203Pb is procured from manufacturers with appropriate radiation handling licensing and shipped to our production sites, such as our facility in Coralville, IA, or to CMOs; while 68Ga is produced on site at PET radiopharmacies that have access to this isotope and are capable of producing finished product. The therapeutic isotope 212Pb is supplied via our proprietary 224Ra/212Pb generators, which are manufactured by a CMO. These isotope delivery systems can be shipped globally to enable final finished radiopharmaceutical production for clinical trials. We have received “safe to proceed” designations for three therapeutic IND applications in which our isotope delivery system was presented to the FDA for use in clinical trial manufacturing. Quality and stability testing for all of our precursors is an ongoing process, and we are focused on continuing to enhance the robustness and reliability of our supply chain to date.

In September 2024, we entered into a Master Equipment and Services Agreement (MESA) and statements of work (SOWs) thereunder with Comecer SpA (Comecer), pursuant to which we agreed to purchase from Comecer manufacturing equipment for the production of our radiopharmaceutical products including, but not limited to, isotope processing hot cells and production suites and related equipment (collectively, the Deliverables) and services for installation and validation of the Deliverables at several of our production facilities in the United States.

For discovery activities and early phase clinical testing, we have established a clinical drug manufacturing facility at our laboratories in Coralville, IA, and Somerset, NJ, to assemble the precursors into ready-to-use drug products. The Coralville facilities comprise approximately 4,000 square feet of wet laboratory facilities and a small, finished product facility equipped with air and temperature handling and monitoring designed to comply with applicable clinical drug regulatory requirements. Additionally, we have built a second production suite that we anticipate will be operational by mid 2025. We have staff experienced in finished radiopharmaceutical manufacturing and shipping who will not only supply drug product for our near-term activities but will also perform technology transfer to any CMOs where the finished production of radiopharmaceuticals will be accomplished. We have obtained radiation handling licenses to enable us to provide clinical doses for our Phase 1/2 clinical trials. In addition, we are capable of synthesizing peptides, chelators and linkers in our Coralville facilities, and this capability enables us to independently perform research for pipeline development.

In March 2024, we acquired the assets and associated lease of Lantheus’ radiopharmaceutical manufacturing facility in Somerset, NJ. Soon after the acquisition, we began the onboarding and operationalization processes and, in October 2024, we achieved the first shipment and patient dosing from our Somerset facility. With three manufacturing suites that can meet CGMP requirements, the Somerset facility is expected to have the capacity to meet future clinical trial and commercial demands at major cancer treatment centers throughout the Northeastern U.S.

We are currently successfully shipping products long distances and meeting patient demands from both our Coralville, IA, and Somerset, NJ sites.

On July 15, 2024, August 2, 2024 and October 31, 2024, we purchased a building in the Houston, TX, metropolitan area for $4.7 million, a building in the Chicago, IL, metropolitan area for $5.0 million, and a building in the Los Angeles, CA, metropolitan area for $11.0 million, respectively, which we intend to use for the manufacture of our program candidates upon completion of modifications and installation of equipment. We intend to continue to expand our manufacturing and supply network in the future as we anticipate increasing our clinical trial activities.

In addition, CMOs have locations that are strategically placed locally to major metropolitan areas that are within reach for delivery of our radiopharmaceuticals for trials and ultimately for commercialization. We are currently reviewing various CMOs across the United States to determine the potential to transfer know-how and technology to these CMOs to allow broader potential geographic coverage of radioactive products across our potential clinical trial sites. As noted in the graphic below showing a heat map of population distribution in the United States, we believe we will be able to service a majority of cancer centers by strategically locating facilities throughout the United States.

1Based on current Company plans and estimates;

2Company estimates based on data from https://www.statsamerica.org/radius/big.aspx; products can also be driven further or flown as necessary.

Commercialization

None of our current program candidates have received the regulatory approvals required to begin commercialization.

Competition

The life sciences and pharmaceutical industries are known to have rapid advancement of novel technologies, intense competition and a strong emphasis on intellectual property. While we believe that our technology and intellectual property provide us with competitive advantages, we face potential competition from multiple sources, including large pharmaceutical companies, specialty pharmaceutical and biotechnology companies, academic institutions, government agencies and public and private research organizations.

Commercial and academic clinical trials are being pursued by a number of parties in the field of radiopharmaceuticals. Early results from these trials have fueled continued interest in radiopharmaceuticals, which are being pursued by several biotechnology companies, as well as by large pharmaceutical companies, including both commercial and academic clinical trials. Results from these trials, combined with recent product approvals, have garnered continued interest in the space by both large pharmaceutical companies and specialized biotechnology companies, which are developing both early-stage and later-stage candidates.

There are also several companies developing alpha-based radiopharmaceuticals for the treatment of cancer, including Bayer, Novartis, Bristol Myers Squibb (through its acquisition of RayzeBio), Eli Lilly (through its acquisition of POINT Biopharma), Lantheus (through its acquisition of Evergreen), Telix Pharmaceuticals Limited, Actinium Pharmaceuticals, Inc., RadioMedix, Inc., AdvanCell, Orano Med, Aktis Oncology, Inc., AstraZeneca (through its acquisition of Fusion Pharmaceuticals, Inc.), Convergent Therapeutics, Johnson & Johnson, ARTBIO and Abdera. These companies use various alpha-emitting isotopes such as 223Ra, 225Ac, 212Pb and 211At. Most alpha-based radiopharmaceuticals are in clinical development, with Bayer’s Xofigo® being the only approved alpha particle-based therapy. Xofigo® was approved in 2013 for the treatment of symptomatic bone metastases in people with castration-resistant prostate cancer.

There are also companies with beta-based radiopharmaceuticals, both in development and already approved. There are multiple companies, including Lantheus, Novartis and Q BioMed Inc.,, with approved beta-based radiopharmaceutical products using isotopes such as 131I, 177Lu, 89Sr and 90Y. Novartis’ Lutathera® and Pluvicto® are prominent beta-based radioligands, and other beta-based radiopharmaceuticals are in various stages of clinical development by companies including Novartis, Curium SAS, Cellectar Biosciences, ITM Isotope Technologies Munich SE, Y-mAbs Therapeutics, Inc., Actinium Pharmaceuticals, Inc., Lantheus, Blue Earth Therapeutics and Clarity Pharmaceuticals.

For our program candidate [212Pb]VMT-α-NET, we are aware of several competing therapies targeting neuroendocrine tumors. Novartis’ Lutathera®, which was approved in 2018, uses 177Lu for the treatment of individuals with somatostatin receptor-positive gastroenteropancreatic neuroendocrine tumors. We are aware of the following companies with neuroendocrine tumor, radioligand preclinical and clinical development programs: ITM Isotope Technologies Munich SE, Bristol Myers Squibb (through its acquisition of RayzeBio), Eli Lilly (through its acquisition of POINT Biopharma) and RadioMedix. We also face potential competition from other treatments targeting neuroendocrine tumors such as Sandostatin® and Afinitor® (Novartis), Somatuline® (Ipsen) and Sutent® (Pfizer). While we believe [212Pb]VMT-α-NET has significant advantages compared to conventional approaches to neuroendocrine tumors, we may still face competition from these more established treatments.

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

Grants and Awards

Our next-generation radiopharmaceutical technology has been recognized by many organizations and has received numerous awards and grants in support of the development of our technology and programs.

As discussed above, we have benefited from awards from the SBIR and STTR awards from the National Cancer Institute of the National Institutes of Health to Michael K. Schultz, PhD, our co-founder and Chief Science Officer, to Frances L. Johnson, M.D., our co-founder and former Chief Innovation Officer, and research grants in collaboration with our collaborators at the University of Iowa. These grants and contracts have been awarded to Dr. Schultz and Dr. Johnson as principal investigators as well as co-investigators in collaboration with several academic institutions in the U.S. The table below summarizes key grant awards that have been peer reviewed by expert panels at the National Cancer Institute.

Date	Type	Amount ($)		Principal Investigator	Summary Use
June 2024	NCI	$350,000		Schultz	Antibody-based pre-targeted alpha particle therapy for ovarian cancer
Sept. 2022*	SBIR Phase 2	$2,000,000		Schultz	Image-guided dosimetry-based alpha-particle therapy for neuroblastoma
Sept. 2022*	SBIR Phase 2	$2,000,000		Schultz	Combining receptor-targeted alpha-particle therapy and immunotherapy to achieve complete responses in metastatic melanoma
Sept. 2020	SBIR Phase 2	$2,000,000		Schultz	Pharmacology/Toxicology for VMT-α-NET; GMP manufacturing of VMT-α-NET peptide and automation of VMT-a-GEN manufacturing
Sept. 2020	SBIR Phase 2	$2,000,000		Schultz	Pharmacology/Toxicology for VMT01; GMP manufacturing of VMT01 peptide and scaling of automated VMT-a-GEN manufacturing for clinical deployment
Sept. 2019	NCI (SPORE Development)	$50,000	**	Schultz	Use of radiosensitizers to enhance radionuclide therapy for NETs
Sept. 2019	SBIR Phase 2	$2,000,000		Schultz & Johnson	Phase 1 dose ranging imaging clinical trial of VMT01 for metastatic melanoma at the Mayo Clinic
July 2019*	NCI	$2,500,000	**	Schultz & Menda	Alpha-particle receptor-targeted radionuclide therapy for neuroendocrine tumors
June 2019	SBIR Phase 1	$300,000		Johnson	Receptor-targeted radionuclide therapy combined with immunotherapies to improve metastatic melanoma tumor response
Mar. 2019	NCI	$20,000	**	Schultz	Theranostics for Pediatric Cancers: Steps toward clinical translation.
Aug. 2018	NCI (SPORE Developmental)	$25,000	**	Schultz	Kidney protection strategies for Peptide-Receptor-Targeted Alpha-Particle Radiotherapy for NETs
Sept. 2017	SBIR Phase 1	$2,000,000		Johnson	Systemic-targeted radionuclide therapy for metastatic melanoma.
Sept. 2017	SBIR Phase 1 ICORPS Award	$50,000		Schultz & Johnson	Intensive NCI-directed commercialization acceleration workshop.
Jan. 2016	SBIR Phase 1	$150,000		Johnson	Receptor-targeted radionuclide therapy for metastatic melanoma.
Dec. 2015	NCI (SPORE Developmental)	$50,000	**	Schultz	Image-Guided Peptide-Receptor-Targeted Alpha-Particle Radiotherapy for Children and Adults with Neuroendocrine and other Somatostatin Receptor-Expressing Tumors
Oct. 2015	SBIR Phase 1	$300,000		Johnson	Systemic-targeted radionuclide therapy for metastatic melanoma
Sept. 2015	NCI SPORE	$1,250,000	***	Schultz	New Approaches to improving the effectiveness of radionuclide-targeted treatments in Neuroendocrine Tumors
May 2015	SBIR Phase 1	$150,000		Schultz	Systemic Radionuclide Therapy for Metastatic Melanoma (subaward from RadioMedix).

* Ongoing Grant

** Grants awarded to Dr. Schultz’s laboratory at the University of Iowa

*** The total grant amount was $10,250,000, of which $1,250,000 was granted to Dr. Schultz as Project 3 Leader.

Intellectual Property

Our success depends, in part, on our ability to obtain and maintain intellectual property protection for our platform technology, program candidates and know-how, to defend and enforce our intellectual property rights, in particular, our patent rights, to preserve the confidentiality of our know-how and trade secrets and to operate without infringing the proprietary rights of others. We seek to protect our program candidates and technologies by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing of third-party intellectual property to develop and maintain our proprietary position. We, or our collaborators and licensors, file patent applications directed to our key program candidates in an effort to establish intellectual property positions to protect our program candidates as well as uses of our program candidates for the prevention, diagnosis and/or treatment of diseases.

As of December 31, 2024, as the sole applicant, we have filed 19 patent applications on radionuclide (lead and radium) generation technologies, FAP-α-targeting compounds and uses, antibody-conjugated radiopharmaceutical compounds, and lead poisoning treatment technologies. The earliest expiration date for these patents, if granted, is expected to occur in 2043. As a co-applicant, we have filed two patent applications on epidermal growth factor receptor-targeting radiopharmaceutical compounds and 203Pb/212Pb clinical imaging protocols. The earliest expiration date for these patents, if granted, is expected to occur in 2045.

As of December 31, 2024, we licensed technology covered by several patents and patent applications from the University of Iowa, Mayo Clinic and Stony Brook University, including six issued U.S. patents, one issued Australian patent, one allowed Australian patent application, and 34 pending U.S. and foreign patent applications. Two patents have recently been granted on key assets for which we have exclusive licenses from the University of Iowa. US 12,128,115, granted by the United States Patent and Trademark Office in October 2024, relates to the use of compounds comprising a lead-specific chelator (PSC) for performing chelating reactions with divalent metals, including Pb2+, and the use of such compounds for diagnosing and treating diseases. The full term of this patent expires in June 2037. AU 2017281940, granted by IP Australia in October 2024, relates to melanoma-targeting radiopharmaceutical compounds and their use for treating melanoma. The full term of this patent expires in June 2037. We believe that both of these patents further strengthen our IP portfolio.

From the University of Iowa, we have in-licensed patents and patent applications with composition of matter and methods of use claims on VMT01, VMT-α-NET, PSC for therapeutic and diagnostic uses, and methods for cancer treatment in the United States and various other foreign jurisdictions and regions including Europe, Australia, Canada, Japan, South Korea, India and China. Among these patents, the earliest patent expiry is expected to occur in 2036, without taking potential patent term extensions into account.

From Mayo Clinic, we have in-licensed a technology related to PSMA-targeting radiopharmaceutical compounds and their use for treating cancers, which includes one patent cooperation treaty (PCT) patent application (PSMA family #1) and eight pending national-phase patent applications (PSMA family #2). Mayo Clinic leads the prosecution and maintenance of these patent applications. If allowed, these patents are expected to expire in 2042 (PSMA family #1) and 2043 (PSMA family #2), without taking potential patent term adjustments into account.

From Stony Brook University (the Research Foundation of the State University of New York), we have in-licensed a pre-targeting radiopharmaceutical technology platform, which includes one PCT patent application (pre-targeting family #1) and one U.S. provisional patent application (pre-targeting family #2). Stony Brook University leads the prosecution and maintenance of these patent applications. If allowed, these patents are expected to expire in 2043 (pre-targeting family #1) and 2045 (pre-targeting family #2), without taking potential patent term adjustments into account.

As the patent claims related to the intellectual property described above may be amended or deleted during prosecution, we cannot guarantee the allowance of all or any of the claims recited in the patent applications for technologies that we either in-licensed or developed in-house.

The issuance of the VMT01 patents coincided with the completion of a clinical imaging trial which allowed us to evaluate VMT01 against the value of a portfolio of patents in-licensed from the University of New Mexico (UNM). Positive results of our clinical trial in comparison to previously published clinical data on the use of the UNM-patented compound allowed us to issue a Notice of Termination for the UNM portfolio in 2022, which represented a significant cost to us, and the IND for the use of VMT01 for clinical therapy of melanoma patients has received a “safe to proceed” designation (i.e., approval to conduct the trial) from the FDA. The full term of the issued U.S. and Australian patents with composition-of-matter claims covering VMT01 and its therapeutic use for melanoma is expected to expire in 2037, without taking potential patent term extensions into account.

In December 2023, we entered into a patent license agreement with Mayo Clinic for the rights to the PSMA Alpha-PET DoubLET platform technology for the treatment of PSMA-expressing cancers, with an initial focus on prostate cancer. The term of the agreement with Mayo Clinic will expire upon the later of the expiration date of the last-to-expire patent rights or the date of discontinuation of sales of the licensed product, unless terminated earlier pursuant to the terms of the agreement.

In January 2024, we entered into an exclusive in-licensing of Stony Brook University’s CB7-Adma pre-targeting platform which covers global intellectual property rights. The term of the agreement with Stony Brook University will expire on the later of the expiration date of the last to expire licensed patents or 20 years from the date of the first sale of a product utilizing the intellectual property.

We have an active pipeline development program, resulting in additional intellectual property developments within the company. We anticipate filing provisional patent applications on new peptide-based radiopharmaceuticals being developed by our discovery laboratory on a rolling basis of approximately 18- to 24-month schedules, depending on the complexity of the target and molecular construct. We intend to supplement this effort with in-licensing supported by an active collaborative grant program with academic centers around the globe. Our collaborations are governed by agreements designed to protect our intellectual property assets as well as establish a relationship to enable us to license intellectual property we identify as valuable to us. These activities leverage a strong collaborative network we have established to drive innovation and generate new intellectual property.

Agreements and Collaborations

Lantheus Agreements

Investment Agreement

On January 8, 2024, we entered into an investment agreement (Lantheus Investment Agreement) with Lantheus Alpha Therapy, LLC, a Delaware limited liability company and wholly owned subsidiary of Lantheus Holdings, Inc. (Lantheus), pursuant to which we agreed to sell and issue to Lantheus in a private placement transaction certain shares (Lantheus Shares) of our outstanding common stock, par value $0.001 per share (Common Stock). The closing of the purchase and sale of the Lantheus Shares to Lantheus by us (Lantheus Closing) was subject to us raising at least $50.0 million of gross proceeds (excluding Lantheus’ investment) in a qualifying third-party financing transaction, which occurred on January 22, 2024. The number of Lantheus Shares sold was 5,634,235, representing 19.99% of the outstanding shares of Common Stock as of January 8, 2024. Pursuant to the Lantheus Investment Agreement, we agreed to cooperate in good faith to negotiate and enter into a registration rights agreement with Lantheus, obligating us to file a registration statement on Form S-3 with the U.S. Securities and Exchange Commission (SEC) to register for resale the Lantheus Shares issued at the Lantheus Closing. We filed such Form S-3 on March 29, 2024, and the SEC declared it effective on April 9, 2024 (File No. 333-278362). The Lantheus Investment Agreement also contains agreements between us and Lantheus whereby Lantheus is provided certain board observer and information rights, subject to certain exceptions.

The Lantheus Investment Agreement also provides Lantheus with certain pro rata participation rights to maintain its ownership position in us in the event that we make any public or non-public offering of any equity or voting interests in us or any securities that are convertible or exchangeable into (or exercisable for) equity or voting interests in us, subject to certain exceptions.

Pursuant to the Lantheus Investment Agreement, we are required to notify Lantheus within 10 business days of the end of a fiscal quarter in which we issued shares of Common Stock pursuant to “at the market” sales programs, including the 2024 ATM Agreement (as defined below), of (i) the number of shares of Common Stock issued during such fiscal quarter pursuant to such agreement and (ii) the average price per share received by us before commissions (ATM Average Price). Upon receipt of such notice, Lantheus may elect, at its option, to purchase all or a portion of its Pro Rata Portion (as defined in the Lantheus Investment Agreement) of such shares at an aggregate price equal to the number of shares purchased multiplied by the ATM Average Price for such quarter (ATM Participation Right). Pursuant to the Lantheus Investment Agreement, Lantheus may not exercise the ATM Participation Right more than two times per calendar year.

Asset Purchase Agreement

On January 8, 2024, we entered into an Asset Purchase Agreement (Progenics APA) with Progenics Pharmaceuticals, Inc., a Delaware corporation (Progenics) and affiliate of Lantheus, pursuant to which we acquired certain assets and the associated lease of Progenics’ radiopharmaceutical manufacturing facility in Somerset, NJ, for a purchase price of $8.0 million in cash. The transactions contemplated by the Progenics’ APA closed on March 1, 2024.

Option Agreement

On January 8, 2024, we entered into an option agreement (Option Agreement) with Lantheus whereby Lantheus was granted an exclusive option to negotiate an exclusive, worldwide, royalty- and milestone-bearing right and license to [212Pb]VMT-α-NET, our clinical-stage alpha therapy developed for the treatment of neuroendocrine tumors, and a right to co-fund the IND application, enabling studies for early-stage therapeutic candidates targeting PSMA and GRPR and, prior to IND filing, a right to negotiate for an exclusive license to such candidates. In consideration of the rights granted by us to Lantheus pursuant to the Option Agreement, Lantheus paid to us a one-time payment of $28.0 million, subject to certain withholding provisions associated with the closing of the Progenics APA.

Under the terms of the Option Agreement, Lantheus also had a right of first offer and last look protections for any third-party merger and acquisition transactions involving us for a 12-month period, which expired on January 8, 2025.

Equity Financings

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

The Common Stock to be sold under the 2024 ATM Agreement, if any, will be issued and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-279692) (the May 2024 Registration Statement), which became effective upon filing with the SEC on May 24, 2024, as amended from time to time. On August 13, 2024, we filed a prospectus supplement to the May 2024 Registration Statement with the SEC in connection with the offer and sale of the 2024 ATM Shares pursuant to the 2024 ATM Agreement.

As of December 31, 2024, we had not completed any transactions pursuant to the 2024 ATM Agreement. On February 18, 2025, we sold 3,379,377 shares of our common stock under the 2024 ATM Agreement at an average price of approximately $3.02 per common share, resulting in gross proceeds of approximately $10.2 million.

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

The Jan. 2024 Pre-funded Warrants were exercisable at any time after the date of issuance. The exercise price and the number of shares of Common Stock issuable upon exercise of each Jan. 2024 Pre-funded Warrant are subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock as well as upon any distribution of assets, including cash, stock or other property, to our stockholders. The Jan. 2024 Pre-funded Warrants did not have an expiration date and were exercisable in cash or by means of a cashless exercise. A holder of Jan. 2024 Pre-funded Warrants could not exercise such Jan. 2024 Pre-funded Warrants if the aggregate number of shares of Common Stock beneficially owned by such holder, together with its affiliates, would beneficially own more than 4.99% of the issued and outstanding shares of Common Stock following such exercise, as such percentage ownership is determined in accordance with the terms of the Jan. 2024 Pre-funded Warrants. A holder of Jan. 2024 Pre-funded Warrants could increase or decrease this percentage not in excess of 19.99% by providing at least 61 days’ prior notice to us. The holder of the Jan. 2024 Pre-funded Warrants exercised all of such warrants during the fourth quarter of 2024 by means of the cashless exercise provision and within the other constraints noted above.

2023 ATM Agreement

On April 11, 2024, we sold shares of our Common Stock pursuant to that certain At Market Issuance Sales Agreement, dated as of November 17, 2023, by and among us, Oppenheimer & Co. Inc., B. Riley Securities, Inc. and JonesTrading Institutional Services LLC (2023 ATM Agreement). The sales resulted in gross proceeds to us of approximately $49.5 million. Effective as of August 12, 2024, we terminated the 2023 ATM Agreement. For additional information regarding the 2023 ATM Agreement, see our Form S-3 filed on November 17, 2023, our Form S-3/A filed on December 7, 2023, and Note 3, Investments and Agreements, in this Form 10-K.

Brachytherapy Divestiture

On April 12, 2024 (GT Medical Closing Date), we completed the sale of substantially all of the assets (GT Medical Closing) of Isoray Medical, Inc. (Isoray), our wholly owned subsidiary, to GT Medical Technologies, Inc. (GT Medical). As previously disclosed, on December 7, 2023, we entered into an Asset Purchase Agreement (the GT Medical APA) with Isoray and GT Medical. Pursuant to the GT Medical APA, Isoray sold to GT Medical, and GT Medical purchased from Isoray, all of Isoray’s right, title and interest in and to substantially all of the assets of Isoray related to Isoray’s commercial Cesium-131 business including equipment, certain contracts and leases, inventory and intellectual property. Subject to limited exceptions set forth in the GT Medical APA, GT Medical did not assume the liabilities of Isoray.

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

As a result of the transaction, we have effectively exited the brachytherapy segment and are focused exclusively on our radiopharmaceutical development segment, our only operating segment and reporting segment. The sale of the brachytherapy segment represents a strategic shift that had a major effect on our operations. We accounted for the transaction as discontinued operations on the date the divestiture was announced. Prior to the consummation of the sale, we were neither actively marketing the brachytherapy business for sale nor had any intentions to abandon it.

Collaborations

License Agreement with the University of Iowa

On June 5, 2018, we entered into a license agreement, as amended in August 2018, November 2019, January 2020, and June 2020, with the University of Iowa Research Foundation (UIRF) for certain patent rights relating to the composition and use of peptide radiopharmaceutical drugs for the treatment of cancer alone or in combination with approved therapies (collectively, the Patent Rights).

We hold a worldwide exclusive license, with the right to sublicense, import, make, have made, use, provide, offer to sell and sell all products derived from technology covered by the Patent Rights (the Licensed Products and/or Process(es)).

The UIRF License is a royalty-bearing license obligating us to pay a percentage of proceeds received from sales of Licensed Products and/or Licensed Process(es) at a rate that we believe is within market parameters for a newly organized preclinical development stage company. We also agreed to share a percentage of our proceeds that we derive from other agreements, like sublicense agreements, relating to Licensed Products and/or Licensed Process(es) that we may enter into in amounts that we also believe is within market parameters for a newly organized preclinical development stage company. In addition to our obligation to pay royalties, we also agreed to pay UIRF a success fee on the execution of a liquidity event (or an initial public offering of our equity) in lieu of milestone payments. We paid the success fee to UIRF in 2023 following the completion of the merger between us and Viewpoint. We are also obligated to pay for past and ongoing intellectual property expenses.

The UIRF License commenced on June 5, 2018 and expires on the date of the last-to-expire Patent Rights, unless terminated earlier under the provisions thereof. We have the right to terminate the UIRF License at any time upon 90 days’ written notice to UIRF and the payment of a $10,000 termination fee. Each party has the right to terminate the UIRF License if the other party is in default or breach of any condition of the UIRF License with a right to cure any such breach within 90 days from receipt of notice of such default or breach. Either party can also terminate the UIRF License if the other party voluntarily files for bankruptcy or other similar insolvency proceedings, makes a general assignment for the benefit of creditors, or is the subject of an involuntary bankruptcy petition. If we fail to pay any sum that is due and payable to UIRF within 90 days after receiving written notice of our default from UIRF, then UIRF has the option of terminating the UIRF License. UIRF may also terminate the UIRF License in the event we, or any sublicensee, brings any action against UIRF, unless such suit is for an uncured material breach or imminent threatened breach of the UIRF License Agreement.

The UIRF License also obligates us to meet certain performance and financial milestones. If we fail to meet these milestones, UIRF will have the right to terminate the UIRF License upon notice as provided in the UIRF License.

License Agreement with Mayo Clinic

In December 2023, we entered into a patent license agreement with Mayo Clinic for the rights to the PSMA Alpha-PET DoubLET platform technology for the treatment of PSMA-expressing cancers, with an initial focus on prostate. The agreement with Mayo Clinic will expire upon the later of the expiration date of the last-to-expire patent rights or the date of discontinuation of sales of the licensed product, unless terminated earlier pursuant to the terms of the agreement.

License Agreement with Stony Brook University

In January 2024, we entered into an exclusive in-licensing of Stony Brook University’s CB7-Adma pre-targeting platform which covers global intellectual property rights. The agreement with Stony Brook University will expire on the later of the expiration date of the last to expire licensed patents or 20 years from the date of the first sale of a product utilizing the intellectual property.

Facilities

Our corporate headquarters are located at 2401 Elliott Avenue, Suite 320, Seattle, WA 98121. In addition, we lease laboratory and office space in Coralville, IA and Somerset, NJ. In December 2022, we completed the purchase of a 20,000 square-foot building in Coralville, IA that has office and laboratory space which is currently used for office and warehouse space.

Our facilities in Coralville, IA include a radiopharmaceutical manufacturing laboratory (750 square feet) for finished product, clinical use radiopharmaceutical production. Additionally, we have built a second production suite that is also approximately 750 square feet, which we anticipate will be operational by mid 2025. The wet labs have bench, hood and radiochemistry equipment and a separate cell-culture room for discovery lab pipeline development.

In July 2024, August 2024 and October 2024, we purchased buildings located in the Houston, TX, Chicago, IL, and Los Angeles, CA, metropolitan areas, respectively, which we intend to use for the manufacture of our program candidates upon completion of modifications and installation of equipment. The square footage of these buildings range between 27,375 square feet and 41,588 square feet.

In March 2024 and August 2024, we acquired the lease of a Lantheus radiopharmaceutical manufacturing facility and assumed a lease from Progenics for office space, respectively, both of which are located in Somerset, NJ.

In April 2024, we completed the divestiture of the brachytherapy division which included the leased production facility located at the Applied Process Engineering Laboratory in Richland, WA. The facility lease transferred to GT Medical at that time.

We believe that our current facilities and CMO relationships are adequate to meet our existing needs.

Suppliers

We currently obtain our supply of Thorium-228 (228Th) (the precursor to 212Pb) from a single supplier, the U.S. Department of Energy. The amount of 228Th available to us under our agreement with the DoE was sufficient to support our clinical trials in 2024. We expect this supply agreement to be able to support our clinical trials in 2025. We currently utilize one vendor for the manufacture of resin chromatography columns that are used in our 212Pb generators, and we rely on a single vendor to assemble and load isotopes into the generators that are used to extract 212Pb for use in the doses for our clinical trials.

We have identified additional suppliers both domestically and internationally for 228Th who have represented that they are able to meet our quality requirements and purity standards although we do yet have any of these suppliers validated with our supply chain.

Other Agreements

For information related to in-licensing and patent licensing agreements, see the section entitled “Intellectual Property.”

Financial Information About Segments

We previously presented our results in two segments: Drug Operations and Brachytherapy. Due to the sale of our brachytherapy segment to GT Medical in the second quarter of 2024 and the classification of the assets and operations of the brachytherapy segment as discontinued operations in our consolidated financial statements, we have now determined that we operate in only one segment as we report operating results on an aggregate basis to our chief operating decision maker.

Financial Information About Geographic Areas

All of our long-lived assets are located in the United States.

Government Regulation

Our present and future intended activities in the development, manufacture and sale of cancer therapy programs are subject to extensive laws, regulations, regulatory approvals and guidelines. In the United States, we must comply with laws, such as the U.S. Federal Food, Drug and Cosmetic Act (FFDCA), regulations, guidance documents and standards promulgated by the FDA, which govern, among other things, the testing, development, manufacturing, quality control, safety, purity, potency, efficacy, approval, labeling, packaging, storage, record keeping, distribution, marketing, sales, import, export, post-approval monitoring and reporting, advertising and other promotional practices involving pharmaceutical programs. We cannot market a program candidate in the United States until the pharmaceutical program has received FDA approval or licensure.

The FFDCA provides several distinct pathways for the approval of new drugs. A new drug application (NDA) under Section 505(b)(1) of the FFDCA is a comprehensive application to support approval of a product candidate that includes, among other things, data and information to demonstrate that the proposed drug is safe and effective for its proposed uses, that production methods are adequate to ensure the identity, strength, quality and purity of the drug, and that proposed labeling is appropriate and contains all necessary information. A 505(b)(1) NDA generally contains results of the full set of preclinical studies and clinical trials conducted by or on behalf of the applicant to characterize and evaluate the product candidate. Alternatively, Section 505(b)(2) of the FFDCA permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely to some extent upon the FDA’s findings of safety and effectiveness for an approved product that acts as the reference drug and submit its own product-specific data, which may include data from preclinical studies or clinical trials conducted by or on behalf of the applicant, to address differences between the product candidate and the reference drug. Drug manufacturers may also submit an abbreviated new drug application (ANDA) under section 505(j) of the FFDCA to market a generic version of an approved branded drug product if the manufacturer shows the generic version is “therapeutically equivalent” or expected to have the same clinical effect and safety profile as the branded drug product when administered to patients under the conditions specified in the labeling.

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

In addition to the FFDCA, our operations and properties are subject to a variety of other federal and state laws and regulations, including laws and regulations relating to occupational safety and environmental laws, including laws with respect to any air emissions, wastewater discharges, waste disposal and the management of hazardous substances.

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

The process required before a pharmaceutical product may be marketed in the United States generally include the following:

•
Completion of extensive non-clinical laboratory tests and animal studies in accordance with the FDA’s Good Laboratory Practices (GLP) regulations, applicable requirements for the humane use of laboratory animals, such as the Animal Welfare Act or other applicable regulations;
•
Filing an IND with the FDA for human clinical testing, which must become effective before human clinical trials may begin;
•
Approval by an independent IRB or ethics committee overseeing each clinical site before each trial may be initiated at that site;
•
Designing and conducting adequate and well-controlled human clinical trials in accordance with Good Clinical Practices (GCP) requirements, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the drug for each proposed indication;
•
Submission to the FDA of an application for marketing approval that includes substantial evidence of safety and effectiveness from results of clinical trials, as well as the results of preclinical testing, detailed information about the chemistry, manufacturing and controls, and proposed labeling and packaging for the product candidate;
•
Consideration by an FDA Advisory Committee, if applicable;
•
Satisfactory completion of potential FDA audits of the preclinical study and clinical trial sites that generated the data in support of the marketing application;
•
Determination by the FDA within 60 days of its receipt of a marketing application to accept and file the application for review;
•
Satisfactory completion of an FDA pre-approval inspection of the nonclinical, clinical and/or manufacturing sites or facilities at which the active pharmaceutical ingredient, and finished drug product are produced and tested to assess compliance with CGMP;
•
Payment of applicable user fees;
•
FDA review and approval of the marketing application, including prescribing information, labeling and packaging of the drug program, agreement on post-marketing commitments, if applicable, prior to any commercial marketing or sale of the drug in the United States; and
•
Implementation of a Risk Evaluation & Mitigation Strategies (REMS) program, if applicable, and conduct of any required Phase 4 studies, and compliance with post-approval requirements, including ongoing monitoring and reporting of adverse events related to the product.

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

Clinical trials may involve the administration of the program candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the study sponsor’s control. Clinical trials involving some products for certain diseases may begin with testing in patients with the disease. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research subjects or his or her legal representative provide informed consent. Further, each clinical trial must be reviewed and approved by an independent IRB at, or servicing, each institution at which the clinical trial will be conducted. IRBs are charged with protecting the welfare and rights of study participants and consider such items as whether the risks to individuals participating in clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee.

A sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. Foreign study conducted under an IND must meet the same requirements that apply to studies being conducted in the United States. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of an application if the clinical trial is conducted in compliance with GCP, including review and approval by an independent ethics committee and compliance with informed consent principles, and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary.

Clinical trials are typically conducted in sequential phases, although they may overlap or be combined. The four phases are as follows:

•
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
•
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
•
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
•
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

Marketing Application. After completing the clinical studies, a sponsor seeking approval to market a product candidate in the United States submits to the FDA an NDA. The NDA is a comprehensive application intended to demonstrate the product candidate’s safety and effectiveness and includes, among other things, preclinical and clinical data, information about the product candidate’s composition, the sponsor’s plans for manufacturing and packaging and proposed labeling. When an application is submitted, the FDA makes an initial determination as to whether the application is sufficiently complete to be accepted for review. If the application is not complete, the FDA may refuse to accept the application for filing and request additional information. A refusal to file, which requires resubmission of the application with the requested additional information, delays review of the application.

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

After review of an NDA, the FDA may grant marketing approval, request additional information, or issue a complete response letter (CRL) communicating the reasons for the agency’s decision not to approve the application. The CRL may request additional information, including additional preclinical or clinical data, for the FDA to reconsider the application. An application may be resubmitted with the deficiencies addressed, but resubmission does not guarantee approval. Data from clinical trials are not always conclusive, and the FDA’s interpretation of data may differ from the sponsor’s. Obtaining approval can take years, requires substantial resources and depends on a number of factors, including the severity of the targeted disease or condition, the availability of alternative treatments, and the risks and benefits demonstrated in clinical trials. Additionally, as a condition of approval, the FDA may impose restrictions that could affect the commercial prospects of a product and increase costs, such as a REMS, and/or post-approval commitments to conduct additional clinical trials or non-clinical studies or to conduct surveillance programs to monitor the product’s effects. Under the Pediatric Research Equity Act, certain applications for approval must also include an assessment, generally based on clinical study data, of the safety and effectiveness of the subject product in relevant pediatric populations, unless a waiver or deferral is granted.

Expedited Programs. The FDA maintains certain expedited programs to facilitate the development and review processes for certain qualifying pharmaceutical program candidates, including Fast Track designation, breakthrough therapy designation, priority review designation and accelerated approval pathway. A pharmaceutical product candidate may be granted Fast Track designation if it is intended for the treatment of a serious or life-threatening condition and demonstrates the potential to address unmet medical needs for such condition. With Fast Track designation, the sponsor may be eligible for more frequent opportunities to obtain the FDA’s feedback, and the FDA may initiate review of sections of an application before the application is complete. This rolling review is available if the applicant provides, and the FDA approves, a schedule for the remaining information. Even if a product receives Fast Track designation, the designation can be rescinded and provides no assurance that a product will be reviewed or approved more expeditiously than would otherwise have been the case, or that the product will be approved at all.

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

The FDA may also grant priority review designation to a product candidate, which sets the target date for FDA action on the application at six months from FDA filing, or eight months from the sponsor’s submission. Priority review may be granted where a product is intended to treat a serious or life-threatening disease or condition and, if approved, has the potential to provide a safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in safety or efficacy compared to available therapy. If criteria are not met for priority review, the standard FDA review period is 10 months from FDA filing or 12 months from sponsor submission. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval. Priority review may be available also for sponsors with a priority review voucher (PRV). FDA awards PRVs to drug sponsors that develop drugs for tropical diseases or rare pediatric diseases or to use as medical countermeasures. The PRV is transferable and may be sold to another drug sponsor.

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

Exclusivity and Patent Restoration. In the United States and elsewhere, certain regulatory exclusivities and patent rights can provide an approved drug product with protection from certain competitors’ products for a period of time and within a certain scope. In the United States, those protections include regulatory exclusivity under the Hatch-Waxman Act, which provides periods of exclusivity for a branded drug product that would serve as a reference listed drug for a generic drug applicant filing and an ANDA under section 505(j) of the FFDCA or as a listed drug for an applicant filing an NDA under section 505(b)(2) of the FFDCA. If such a product is a “new chemical entity,” generally meaning that the active moiety has never before been approved in any drug, there is a period of five years from the product’s approval during which the FDA may not accept for filing any ANDA or 505(b)(2) application for a drug with the same active moiety. (An application that contains a challenge to a patent associated with the reference product may be submitted at four years after reference product approval.) Certain changes to an approved drug, such as the approval of a new indication, may qualify for a three-year period of exclusivity during which the FDA cannot approve an ANDA or 505(b)(2) NDA for a similar drug that includes the change.

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

Post-Approval Regulation

Quality Assurance and Current Good Manufacturing Practice Requirements. The FDA enforces regulations to ensure that the methods used in, and the facilities and controls used for, the manufacture, processing, packaging and holding of pharmaceutical products conform to CGMP. The CGMP regulations that the FDA enforces are comprehensive and cover all aspects of manufacturing operations, from receipt of raw materials to finished product distribution, and are designed to ensure that the finished products meet all the required identity, strength, quality and purity characteristics. Compliance with CGMP includes adhering to requirements relating to organization and training of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, quality control and quality assurance, packaging and labeling controls, holding and distribution, laboratory controls, and records and reports. Additionally, manufacturers of PET products are subject to a different set of CGMP requirements than other drug products. Third-party manufacturers of products are required also to comply with applicable requirements in the CGMP regulations, including quality control and quality assurance and maintenance of records and documentation. Failure of the Company’s third-party suppliers, to comply with applicable CGMP requirements or the conditions of the product’s approval may lead the FDA to take enforcement actions, such as issuing a warning letter, or to seek sanctions, including fines, civil penalties, injunctions, suspension of manufacturing operations, imposition of operating restrictions, withdrawal of FDA approval, seizure or recall of products, and criminal prosecution. Other regulatory authorities have their own CGMP rules. Ensuring compliance requires a continuous commitment of time, money and effort in all operational areas.

Sales and Marketing. Once a marketing application is approved, a company’s advertising, promotion and marketing of the product will be subject to close regulation, including promotion to healthcare practitioners, direct-to-consumer advertising, communications regarding unapproved uses (or “off-label uses”), industry-sponsored scientific and educational activities and promotional activities involving the internet. In addition to FDA restrictions on marketing of pharmaceutical products, state and federal fraud and abuse laws have been applied to restrict certain marketing practices in the pharmaceutical industry. Failure to comply with applicable requirements in this area may subject a company to adverse publicity, investigations and enforcement action by the FDA, the Department of Justice, the Office of the Inspector General of the Department of Health and Human Services, and/or state authorities. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval or license revocation, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on a company’s ability to develop, promote or distribute pharmaceutical products.

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

Other requirements for radioactive substances. In the United States, as a manufacturer of pharmaceuticals utilizing radioactive byproduct material, we are subject to extensive regulation by not only federal governmental authorities, such as the FDA and the Federal Aviation Administration (FAA), but also by state and local governmental authorities to ensure such products are safe and effective. The Nuclear Regulatory Commission (NRC) regulates the possession, use and disposal of radioactive byproduct material as well as the manufacture of radioactive sealed sources to ensure compliance with state and federal laws and regulations. Our targeted alpha therapies are subject to these regulations.

Moreover, our use, management and disposal of certain radioactive hazardous substances and wastes are subject to regulation by several federal and state agencies depending on the nature of the substance or waste material. We believe that we are in compliance with all federal and state laws for this purpose.

In the European Union (EU), laws and regulations at EU level and in the EU Member States govern or influence the research, testing, manufacture, safety, labeling, storage, record keeping, approval, distribution, use, reporting, advertising and promotion of radiopharmaceutical products. Furthermore, in the EU, a legal framework is in place to ensure the safety of patients and medical staff working with radiopharmaceutical products. This framework consists of several directives, such as Directive 2013/59/Euratom on basic safety standards, which provides requirements related to radiation protection in medicine, particularly regarding the recording of radiation doses, the role of medical physicist and risk assessments, and Directive 2011/70/Euratom on the responsible and safe management of spent fuel and radioactive waste.

Compliance with applicable environmental laws and regulations can be expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.

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

Pharmaceutical Pricing and Healthcare Regulation

If we successfully commercialize any of our drugs, we may participate in the Medicaid Drug Rebate Program. Participation is required for federal funds to be available for covered outpatient drugs under Medicaid and Medicare Part B. Under the Medicaid Drug Rebate Program, manufacturers are required to pay a mandatory rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid. Those rebates are based on pricing data reported by the manufacturer on a monthly and quarterly basis to the Centers for Medicare & Medicaid Services (CMS), the agency that administers the Medicare and Medicaid programs. Rebates owed by manufacturers under the Medicaid Drug Rebate program are no longer subject to a cap, which could adversely affect our future rebate liability.

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

Medicare is a federal program that is administered by the federal government that covers individuals age 65 and over or that are disabled as well as those with certain health conditions. Medicare Part B generally covers drugs that must be administered by physicians or other healthcare practitioners, among others. Medicare Part B generally pays for such drugs under a payment methodology based on the average sales price of the drugs. Manufacturers of certain drugs payable under Part B are required to report average sales price information to CMS on a quarterly basis. The manufacturer-submitted information may be used by CMS to calculate Medicare payment rates. Manufacturers are obligated to pay refunds to Medicare for such single source drugs reimbursed under Medicare Part B and packaged in single-dose containers or single-use packages, for units of discarded drugs reimbursed by Medicare Part B in excess of 10 percent of total allowed charges under Medicare Part B for that drug. Manufacturers that fail to pay refunds could be subject to civil monetary penalties of 125 percent of the refund amount. Further, the IRA establishes a Medicare Part B inflation rebate scheme, under which, generally speaking, manufacturers of Part D rebatable drugs will owe rebates if the average sales price of a Part B drug increases faster than the pace of inflation. Failure to timely pay a Part B inflation rebate is subject to a civil monetary penalty.

Medicare Part D generally provides coverage to enrolled Medicare patients for self-administered drugs (i.e., drugs that are not administered by a physician). Medicare Part D is administered by private prescription drug plans approved by the U.S. government and, subject to detailed program rules and government oversight, each drug plan establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the drug plan may modify from time to time. The prescription drug plans negotiate pricing with manufacturers and pharmacies and may condition formulary placement on the availability of manufacturer discounts. In addition, under the coverage gap discount program, manufacturers were required to provide a 70% discount on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries were in the coverage gap phase of the Part D benefit design, through

December 31, 2024. Civil monetary penalties could be due if a manufacturer failed to offer discounts under the coverage gap discount program. The IRA sunset the coverage gap discount program starting in 2025 and replaced it with a new manufacturer discount program. Failure to pay a discount under this new program will be subject to a civil monetary penalty. In addition, the IRA established a Medicare Part D inflation rebate scheme, under which, generally speaking, manufacturers of Part D rebatable drugs will owe additional rebates if the average manufacturer price of a Part D drug increases faster than the pace of inflation. Failure to timely pay a Part D inflation rebate is subject to a civil monetary penalty.

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

In addition, in order to be eligible to have its products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by the Department of Veterans Affairs (the VA), Department of Defense, Public Health Service, and Coast Guard (collectively, the Big Four agencies) and certain federal grantees, a manufacturer also must participate in the VA Federal Supply Schedule (FSS) pricing program, established by Section 603 of the Veterans Health Care Act of 1992 (VHCA). Under this program, the manufacturer is obligated to make its covered drugs (innovator multiple source drugs, single source drugs, and biologics) available for procurement on an FSS contract and charge a price to the Big Four agencies that is no higher than the Federal Ceiling Price (FCP), which is a price calculated pursuant to a statutory formula. The FCP is derived from a calculated price point called the “non-federal average manufacturer price” (Non-FAMP), which we will be required to calculate and report to the VA on a quarterly and annual basis. Moreover, pursuant to Defense Health Agency regulations, manufacturers must provide rebates on utilization of their innovator and single source products that are dispensed to TRICARE beneficiaries by TRICARE network retail pharmacies. The formula for determining the rebate is established in the regulations and is based on the difference between the annual non-federal average manufacturer price and the Federal Ceiling Price, each required to be calculated by us under the VHCA. These programs obligate the manufacturer to pay rebates and offer its drugs at certain prices to certain federal purchasers.

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

•
the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which created new federal criminal statutes that prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, or knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements or representations in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;
•
HIPAA and its implementing regulations, which impose privacy and security requirements on entities covered by HIPAA, including certain healthcare providers, health plans and healthcare clearinghouses as well as their respective business associates and certain persons or entities that create, receive, maintain or transmit protected health information in connection with providing a specified service or performing a function on behalf of a covered entity;
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
•
the U.S. Foreign Corrupt Practices Act of 1977, as amended, a U.S. law that regulates certain financial relationships with foreign government officials (which could include, for example, certain medical professionals); and
•
state law equivalents of the federal laws, such as anti-kickback, false claims, consumer protection and unfair competition laws which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payors, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances many of which differ from each other in significant ways, with differing effect. Several states now require implementation of compliance programs, compliance with industry ethics codes and spending limits, and other states require reporting to state governments or the banning of certain gifts, compensation and other remuneration to physicians. Still other state laws require licensing of drug manufacturers, distributors and sales representatives.

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

Foreign Regulation

In addition to regulations in the United States, we may be subject to a number of significant regulations in other jurisdictions regarding research, clinical trials, approval, manufacturing, distribution, marketing and promotion, safety reporting, privacy, and pricing and reimbursement. These requirements and restrictions vary from country to country, but in many instances are similar to the United States’ requirements, and failure to comply with them could have similar negative effects as noncompliance in the United States.

Employees

As of March 21, 2025, we employed 140 individuals, of which 138 were full-time employees and 2 were part-time employees. Of these 140 employees, 34 have M.D., Ph.D. or PharmD degrees. Our future success will depend, in part, on our ability to attract, retain and motivate highly qualified technical and management personnel. From time to time, we may employ independent consultants or contractors to support our various functional areas.

Corporate Information

Perspective Therapeutics (formerly known as Isoray, Inc. and Century Park Pictures Corporation) was incorporated in Minnesota in 1983 and reincorporated to Delaware on December 28, 2018. On February 3, 2023, we completed the merger of Isoray Acquisition Corp., a Delaware corporation and wholly owned subsidiary of ours, with Viewpoint Molecular Targeting, Inc. On February 14, 2023, Isoray, Inc. changed its corporate name to Perspective Therapeutics, Inc., and its stock symbol changed to “CATX” from “ISR” shortly thereafter. On December 7, 2023, we entered into an Asset Purchase Agreement (the GT Medical APA) with Isoray Medical, Inc. (Isoray) and GT Medical Technologies, Inc. (GT Medical). Pursuant to the GT Medical APA, Isoray sold to GT Medical, and GT Medical purchased from Isoray, all of Isoray’s right, title and interest in and to substantially all of the assets of Isoray related to Isoray’s commercial Cesium-131 business including equipment, certain contracts and leases, inventory and intellectual property. On April 12, 2024, we completed the sale of substantially all of the assets of Isoray, our wholly owned subsidiary, to GT Medical.

Available Information

Our website address is www.perspectivetherapeutics.com, which we also use to announce material information to the public. We are providing our website address solely for the information of investors, and we do not intend the address to be an active link or to otherwise incorporate the contents of the website into this Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

Information regarding our corporate governance, including the charters of our audit committee, our nominations and corporate governance committee and our compensation committee, and our Code of Conduct and Ethics, is available on our website (www.perspectivetherapeutics.com). We will provide copies of any of the foregoing information without charge upon request to Perspective Therapeutics, Inc., Attention: General Counsel, 2401 Elliott Avenue, Suite 320, Seattle, WA 98121.

ITEM 1A – RISK FACTORS

Our business is subject to substantial risks and uncertainties. The occurrence of any of the following risks and uncertainties, either alone or taken together, could materially and adversely affect our business, financial condition, results of operations or prospects. In these circumstances, the market price of our common shares could decline, and you may lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Risks and uncertainties of general applicability and additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, results of operations or prospects.

Risks Related to Our Business, Financial Results and Need for Additional Capital

We are a clinical-stage biopharmaceutical company and have a limited operating history upon which to base an investment decision. Since the merger of Isoray and Viewpoint in 2023, we have engaged primarily in research and development activities related to VMT-α-NET, VMT01 and our other program candidates, have not generated any revenue from product sales other than our discontinued brachytherapy business and have incurred significant net losses. We have not received regulatory approval to market any of our current program candidates. The successful commercialization of any of our program candidates will require us to perform a variety of functions, including:

•
completing preclinical development and clinical trials;
•
obtaining regulatory and marketing approval;

•
manufacturing products in compliance with applicable federal, state and local regulations and maintaining supply and manufacturing relationships with third parties that are both commercially feasible and meet regulatory requirements and our supply needs in sufficient quantities to meet market demand for program candidates, if approved;
•
conducting sales and marketing activities;
•
negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter;
•
obtaining reimbursement or pricing for our program candidates that supports profitability; and
•
managing our spending and cash requirements as our expenses are expected to continue to increase due to research and preclinical work, clinical trials, regulatory approvals, commercialization and maintaining our intellectual property portfolio.

Our operations since the merger of Isoray and Viewpoint in 2023 have been limited to organizing and staffing, acquiring, developing and securing the proprietary rights for, and undertaking preclinical development and early-stage clinical trials for VMT-α-NET, VMT01 and our other program candidates. These operations provide a limited basis for our stockholders and prospective investors to assess our ability to complete development of or commercialize VMT-α-NET, VMT01 or any of our other program candidates given the risks and uncertainties frequently encountered in new and rapidly evolving fields and the advisability of investing in our securities.

Even if one or more of the program candidates is approved for marketing, we anticipate incurring significant costs associated with commercialization of such program candidate(s). Portions of our current pipeline of program candidates have been in-licensed from third parties, which make the commercial sale of such in-licensed products potentially subject to additional royalty and milestone payments to such third parties. We will also have to continue to expand our manufacturing capabilities to support expanded manufacturing, development and potential commercialization of our program candidates. Additionally, if we are not able to gain market acceptance for our program candidates, or if the market is too small or competitive to generate revenue from the sale of any approved products, we may never become profitable.

We will require substantial additional capital to fund our operations. Additional funds may be dilutive to shareholders or impose operational restrictions. Further, if additional capital is not available, we may need to delay, limit or eliminate our research, development and commercialization programs and modify our business strategy. Our principal sources of liquidity are cash, cash equivalents and short-term investments, which were $226.9 as of December 31, 2024. We believe that our cash, cash equivalents and short-term investments as of December 31, 2024 will be sufficient to fund our current planned operations into late 2026. However, changing circumstances may cause us to consume capital faster than we currently anticipate. Within the next several years, substantial additional funds will be required to continue with the active development of our clinical programs as well as the program candidates and technologies in our pipeline. In particular, our funding needs may vary depending on a number of factors including:

•
the extent to which we continue the development of our program candidates or form licensing arrangements to advance our program candidates;
•
our decisions to in-license or acquire additional programs, additional program candidates or technology for development;
•
our ability to attract and retain development or commercialization partners, and their effectiveness in carrying out the development and ultimate commercialization of one or more of our program candidates;
•
whether batches of program candidates that we manufacture fail to meet specifications resulting in clinical trial delays and investigational and remanufacturing costs;
•
the decisions, and the timing of decisions, made by health regulatory agencies regarding our technology and program candidates;
•
competing programs, program candidates and technological and market developments; and
•
prosecuting and enforcing our patent claims and other intellectual property rights.

We will seek to obtain funding to maintain and advance our business from a variety of sources including equity financings, debt financings, licensing agreements, partnerships, government grants and contracts, and other strategic transactions and funding opportunities. There can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise.

If we are able to raise additional capital through the issuance of equity securities, the percentage ownership of our current shareholders will be reduced. In addition, we may issue equity as part of the consideration to our licensors, to compensate consultants or to settle outstanding payables, all of which could cause our shareholders to experience additional dilution in net book value per share. Holders of any such additional equity securities may have rights, preferences and privileges senior to those of the holders of our common shares.

Debt financing, if available, will result in payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, which are not favorable to us or our existing shareholders. If we raise additional funds through corporate collaborations, partnerships or other strategic transactions, it may be necessary for us to relinquish valuable rights to our program candidates, our technologies or future revenue streams or to grant licenses or sell assets on terms that may not be favorable to us.

If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will need to curtail and reduce our operations and costs, and modify our business strategy which may require us to, among other things:

•
significantly delay, scale back or discontinue the development or commercialization of one or more of our program candidates or one or more of our research and development initiatives;
•
seek collaborators for one or more of our program candidates or one or more of our research and development initiatives at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available;
•
sell or license on unfavorable terms our rights to one or more of our technologies, program candidates or research and development initiatives that we otherwise would seek to develop or commercialize ourselves;
•
rely on federal funding opportunities; or
•
cease operations.

We have incurred losses in nearly every year since our inception, and we anticipate that we will not achieve profits for the foreseeable future. To date, we have incurred losses nearly every year since inception through the year ended December 31, 2024 and have not received any revenues other than from our brachytherapy business, which was divested in April 2024. From inception to December 31, 2024, we have an accumulated deficit of approximately $231.7 million. Investment in drug development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a program candidate will fail to gain regulatory approval or become commercially viable. We continue to incur significant research, development and other expenses related to our ongoing operations, including development of our program candidates. We do not expect to achieve profits until such time as product sales, milestone payments and royalty payments, if any, generate sufficient revenues to fund our continuing operations. We cannot predict if we will ever achieve profitability and, if we do, we may not be able to remain consistently profitable or increase our profitability.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will continue to be significant if and as we:

•
continue our research and preclinical and clinical development of our program candidates;
•
initiate additional preclinical, clinical or other studies or trials for our program candidates;
•
continue or expand our licensing arrangements with our licensing partners;
•
change or add additional manufacturers or suppliers;
•
seek regulatory approvals for our program candidates that successfully complete clinical trials;
•
establish a sales, marketing and distribution infrastructure to commercialize any program candidates for which we may obtain regulatory approval;
•
seek to identify and validate additional program candidates;
•
acquire or in-license other program candidates and technologies;
•
maintain, protect and expand our intellectual property portfolio;
•
attract and retain skilled personnel;
•
create additional infrastructure to support our research, product development and planned future commercialization efforts; and
•
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

Clinical trials of our program candidates in the United States must be performed under an Investigational New Drug (IND) application authorized by the United States Food and Drug Administration (FDA). The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the program. An IND must become effective before human clinical trials may begin. Clinical trials involve the administration of an investigational program to human subjects under the supervision of qualified investigators in accordance with good clinical practices (GCPs), which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during program development and for any subsequent protocol amendments. Furthermore, an independent institutional review board (IRB) for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

We currently have three clinical trials in Phase 1/2a for VMT-α-NET, PSV359 and VMT01. All three trials are registered with ClinicalTrials.gov. For VMT-α-NET and VMT01, we have completed dosing our first cohorts and are currently enrolling patients in additional cohorts. VMT-α-NET and VMT01 have also received Fast Track designation, which allows for rapid communication with the FDA on clinical trial development plans and findings. The approved Phase 1/2a trial for VMT-α-NET is entitled “A Phase 1/2a First-in-Human Study of [212Pb]VMT-α-NET Targeted Alpha-Particle Therapy for Advanced SSTR2 Positive Neuroendocrine Tumors.” The approved Phase 1/2a trial for VMT01 is entitled “A Phase 1/2a, First-In-Human, Multi-Center Dose Escalation and Dose Expansion Study of [203/212Pb]VMT01 Receptor-Targeted, Image Guided Alpha-Particle Therapy in Patients with Previously Treated Unresectable or Metastatic Melanoma.” The approved Phase 1/2a study for PSV359 is entitled “A Phase I/IIa Image-Guided, Alpha-Particle Therapy Study of [203Pb]Pb-PSV359 and [212Pb]Pb-PSV359 in Patients with Solid Tumors that are Known to be Fibroblast Activation Protein (FAP)-Positive.” All three trials are multi-center.

As with most pharmaceutical products, use of our program candidates could be associated with side effects or adverse events, which can vary in severity and frequency. Side effects or adverse events associated with the use of our program candidates may be observed at any time, including in clinical trials or when a program is commercialized. Undesirable side effects caused by our program candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other foreign authorities. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects, toxicity or other safety issues, and could require us to perform additional studies or halt development or sale of these program candidates or expose us to product liability lawsuits that will harm our business. In such an event, we may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our program candidates that we have not planned or anticipated, or our studies could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny or withdraw approval of our program candidates for any or all targeted indications. There can be no assurance that we will resolve any issues related to any product-related adverse events to the satisfaction of the FDA or any other regulatory agency in a timely manner, if ever, which could harm our business, prospects and financial condition.

We rely on single vendors to provide supplies and services used in the development and production of our alpha-particle therapies. We obtain our supply of Thorium-228 from a single supplier, the U.S. Department of Energy (DoE). Our alpha-particle therapies require Thorium-228, which is a radioactive metallic chemical. In January 2021, we entered into a 10-year contract with the DoE for the purchase of Thorium-228. From time to time, we may enter into additional purchase orders with the DoE for the purchase of Thorium-228. Additionally, we currently utilize one vendor for the manufacture of resin chromatography columns that are used in our 212Pb generators. We also rely on a single vendor to assemble and load isotopes into the generators that are used to extract 212Pb for use in the doses for our clinical trials. Reliance on any single supplier or vendor increases the risks associated with obtaining raw materials and necessary services. Should the agreement with the DoE be cancelled or terminated for any reason, we may be unable to obtain an alternative supply of Thorium-228 at a comparable cost, which may have a material adverse impact on our ability to further develop or produce our alpha-particle therapies. Should the agreement with the vendor that manufactures resin chromatography columns that are used in our generators or the agreement with the vendor that assembles and loads isotopes in our generators be cancelled or terminated for any reason, or should either such vendor fail to perform adequately under its agreement with us, our ability to produce doses for our clinical trials may be materially delayed or impaired.

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients depends on many factors, including:

•
the patient eligibility criteria defined in the protocol;
•
the size of the patient population;
•
the proximity and availability of clinical trial sites for prospective patients;
•
the design of the trial;
•
our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•
our ability to obtain and maintain patient consents; and
•
the risk that patients enrolled in clinical trials will drop out of the trials before completion, including as a result of changing standards of care or the ineligibility of a site to participate.

Our clinical trials will compete with other clinical trials for program candidates that are in the same therapeutic areas as our program candidates. This competition will reduce the number and types of patients and qualified clinical investigators available to us because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors, or clinical trial sites may not allow us to conduct our clinical trial at such site if competing trials are already being conducted there. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. We may also encounter difficulties finding clinical trial sites at which to conduct our trials.

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our planned clinical trials, which could prevent completion of these clinical trials and adversely affect our ability to advance the development of our program candidates and may result in additional net losses.

Because the results of preclinical studies and early clinical trials are not necessarily predictive of future results, any program candidate we advance into clinical trials may not have favorable results in later clinical trials, if any, or receive regulatory approval. Pharmaceutical development has inherent risk. We will be required to demonstrate through well-controlled clinical trials that our program candidates are effective with a favorable benefit-risk profile for use in their target indications before we can seek regulatory approvals for their commercial sale. Success in preclinical studies or early clinical trials does not mean that later clinical trials will be successful, as program candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing, and clinical data are often susceptible to varying interpretations or analyses. We also may need to conduct additional clinical trials that are not currently anticipated. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results.

Delays in the commencement, execution or completion of our clinical trials could result in increased costs and delay our ability to pursue regulatory approval and commercialization of our program candidates. Although our Phase 1/2a clinical trials are ongoing, the completion of clinical trials can be delayed for a variety of reasons, including:

•
delay or failure in reaching agreement with the FDA or other regulatory authority outside the United States on the design of a given trial, or in obtaining authorization to commence or continue a trial;
•
failure to generate satisfactory preclinical, toxicology, or other in vivo or in vitro data or diagnostics to support the initiation or continuation of our clinical trials;
•
identifying, recruiting and training suitable clinical investigators;
•
reaching agreement on acceptable terms with prospective clinical research organizations (CROs) and trial sites, the terms of which can be subject to extensive negotiation, may be subject to modification from time to time and may vary significantly among different CROs and trial sites;
•
obtaining sufficient quantities of investigational product for our program candidates for use in clinical trials;
•
obtaining IRB or ethics committee approval to conduct a clinical trial at a prospective site;
•
identifying, recruiting and enrolling patients to participate in a clinical trial, including delays and/or interruptions resulting from geopolitical actions, disease or public health epidemics, or natural disasters;
•
retaining patients who have initiated a clinical trial but may withdraw due to adverse events from the therapy, insufficient efficacy, fatigue with the clinical trial process or personal issues;
•
changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•
inability to identify and maintain a sufficient number of trial sites;
•
failure of CROs to meet their contractual obligations or deadlines;
•
the need to modify a trial protocol;
•
unforeseen safety issues;
•
emergence of dosing issues;
•
lack of effectiveness data during clinical trials;
•
changes in the standard of care of the indication being studied;
•
reliance on third-party suppliers for the clinical trial supply of program candidates and failure by our third-party suppliers to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•
inability to monitor subjects adequately during or after treatment;
•
limitations on our or our CROs’ ability to access and verify clinical trial data captured at clinical trial sites through monitoring and source document verification;
•
changes in governmental regulations or administrative action; and
•
availability of funds.

Any delays in the commencement of our clinical trials will delay our ability to pursue regulatory approval for our program candidates. In addition, many of the factors that cause, or lead to, a delay in the commencement of clinical trials may also ultimately lead to the denial of regulatory approval of a program candidate.

We may be required to suspend, repeat or terminate our clinical trials if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive, or the trials are not well designed. Regulatory agencies, IRBs or data safety monitoring boards may at any time recommend the temporary or permanent discontinuation of our clinical trials or request that we cease using investigators in the clinical trials if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, or that they present an unacceptable safety risk to participants. Clinical trials must be conducted in accordance with current Good Clinical Practices (CGMPs) or other applicable foreign government guidelines governing the design, safety monitoring, quality assurance and ethical considerations associated with clinical studies. Clinical trials are subject to oversight by the FDA, other foreign governmental agencies and IRBs at the study sites where the clinical trials are conducted. In addition, clinical trials must be conducted with program candidates produced in accordance with applicable CGMPs, which are the FDA’s regulations governing the design, monitoring and control of manufacturing processes and facilities. In the EU, clinical trials should be conducted in accordance with guidelines on good clinical practices and in accordance with the Clinical Trials Regulation. Under the Clinical Trials Regulation, sponsors must submit one application for a new trial to the online Clinical Trials Information System for approval to run a trial in several European countries. Prior to authorization, the clinical trial shall be subject to ethics review performed by an ethics committee, in accordance with the law of the concerned EU member state.

Clinical trials may be suspended by the FDA, other foreign governmental agencies or us for various reasons, including:

•
deficiencies in the conduct of the clinical trials, including failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols;
•
deficiencies in the clinical trial operations or trial sites;
•
the program candidate may have unforeseen adverse side effects;
•
deficiencies in the trial design necessary to demonstrate efficacy;
•
fatalities or other adverse events arising during a clinical trial due to medical problems that may not be related to clinical trial treatments;
•
the program candidate may not appear to be more effective than current therapies; or
•
the quality or stability of the program candidate may fall below acceptable standards.

If we elect or are forced to suspend or terminate a clinical trial for VMT-α-NET, VMT01, PSV359 or of any other program candidates, the commercial prospects for that program candidate will be harmed and our ability to generate product revenue from that program candidate may be delayed or eliminated. Furthermore, any of these events could prevent us or our partners from achieving or maintaining market acceptance of the affected program candidate and could substantially increase the costs of commercializing our program candidates and impair our ability to generate revenue from the commercialization of these program candidates, either by us or by our collaboration partners.

The approval processes of regulatory authorities are lengthy, time consuming, expensive and inherently unpredictable; if we experience unanticipated delays or are unable to obtain approval for our program candidates from applicable regulatory authorities, we will not be able to market and sell those program candidates in those countries or regions, and our business will be substantially harmed. The time required to obtain approval by the FDA in the United States and by comparable health authorities in foreign markets, including Health Canada’s Therapeutic Products Directorate (TPD), the European Medicines Agency (EMA) and the European Commission (EC), is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the type, complexity and novelty of the programs involved and the discretion of the regulatory authorities. Our ability to obtain marketing approval for our program candidates depends on obtaining the final results of required clinical testing and non-clinical testing, including characterization of the manufactured components of our program candidates and validation of our manufacturing processes, that meet applicable regulatory standards. We have not submitted an NDA, a marketing application or a similar filing to obtain regulatory approval for any program candidate in any jurisdiction, and it is possible that none of our existing program candidates or any program candidates we may seek to develop in the future will ever obtain regulatory approval.

The FDA, the TPD and/or the EMA/EC can delay, limit or deny approval of VMT-α-NET, VMT01, PSV359 and our other program candidates for many reasons, including any one or more of the following:

•
the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•
we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a program candidate is safe and effective for its proposed indication;
•
the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
•
we may be unable to demonstrate that a program candidate’s clinical and other benefits outweigh its safety risks;
•
the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•
the data collected from clinical trials of our program candidates may not be sufficient to support an NDA, a marketing application or any other submission to obtain regulatory approval in the United States or elsewhere;
•
the FDA or comparable foreign regulatory authorities may fail to hold to previous agreements or commitments;
•
the FDA or comparable foreign regulatory authorities may fail to approve our manufacturing processes or facilities or the manufacturing processes and facilities of third-party manufacturers with which we contract for clinical and commercial supplies;

•
the FDA or comparable foreign regulatory authorities may fail to approve our program candidates; and
•
the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

The time and expense of the approval process, as well as the unpredictability of clinical trial results and other contributing factors, may result in our failure to obtain regulatory approval to market, in one or more jurisdictions, VMT-α-NET, VMT01, PSV359 or future program candidates, which would significantly harm our business, results of operations and prospects.

Disruptions at the FDA, including due to a reduction in the FDA’s workforce and/or decreased funding for the FDA, could prevent the FDA from performing functions on which our business relies, which could negatively impact our business. The ability of the FDA to review and approve new products or review other regulatory submissions can be affected by a variety of factors, including statutory, regulatory and policy changes, changes in government budget and funding levels or a reduction in the FDA’s workforce and its ability to hire and retain key personnel. Such changes and other disruptions at the FDA may increase the time to meet with the FDA and receive FDA feedback, review and/or approve our submissions, conduct inspections, issue regulatory guidance, or take other actions that facilitate the development, approval and marketing of regulated products, which could adversely affect our business. In addition, government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA and other related government agencies. For example, the current presidential administration recently established the Department of Government Efficiency, which implemented a federal government hiring freeze and announced certain additional efforts to reduce federal government employee headcount and the size of the federal government. It is unclear how these executive actions or other potential actions by the administration or other parts of the federal government will impact the FDA or other regulatory authorities that oversee our business. Budgetary pressures may reduce the FDA’s ability to perform its responsibilities. If a significant reduction in the FDA’s workforce occurs, the FDA’s budget is significantly reduced or a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions or take other actions critical to the development or marketing of our products if approved, which could have a material adverse effect on our business.

We rely on federal funding for conducting certain research on our products or product candidates, and recent federal policy changes could disrupt that funding. Our business has relied on grants from agencies such as the National Institutes of Health (NIH) as well as funding provided to academic research institutions and clinical trial sites that conduct studies on our products and product candidates. The current presidential administration has proposed and implemented budget cuts to key federal health agencies, including NIH and the FDA, which may reduce the availability of research grants and clinical trial support. Additionally, shifting priorities in federal research funding, such as an increased emphasis on certain therapeutic areas (e.g., chronic conditions versus infectious diseases) or a move toward industry partnerships over direct grant funding, could reduce the likelihood that our research continues to receive government support. If these policy shifts lead to a reduction or elimination of funding for our programs or our clinical trial partners, we may need to seek alternative financing sources, which could be costly or unavailable. Any reduction in federal funding could materially impact our ability to advance our pipeline and bring new therapies to market.

We intend to rely on third-party collaborators to market and sell our programs, and those third-party collaborators may not have the resources to pursue approvals, which in turn could severely limit our potential markets and ability to generate revenue. In order to market and sell our programs in any jurisdiction, we or our third-party collaborators must obtain separate marketing approvals in that jurisdiction and comply with its regulatory requirements. The approval procedure can vary drastically among countries, and each jurisdiction may impose different testing and other requirements to obtain and maintain marketing approval. Further, the time required to obtain those approvals may differ substantially among jurisdictions. Approval by the FDA or an equivalent foreign authority does not ensure approval by regulatory authorities in any other countries or jurisdictions. As a result, the ability to market and sell a program candidate in more than one jurisdiction can involve significant additional time, expense and effort to undertake separate approval processes, and could subject us and our collaborators to the numerous and varying post-approval requirements of each jurisdiction governing commercial sales, manufacturing, pricing and distribution of VMT-α-NET, VMT01, PSV359 and our other program candidates. We or any third parties with whom we may collaborate may not have the resources to pursue those approvals, and we or they may not be able to obtain any approvals that are pursued. The failure to obtain marketing approval for VMT-α-NET, VMT01, PSV359 and our other program candidates in foreign jurisdictions could severely limit our potential markets and our ability to generate revenue.

In addition, even if we were to obtain regulatory approval in one or more jurisdictions, regulatory authorities may approve VMT-α-NET, VMT01, PSV359 and our other program candidates for fewer or more limited indications than we request, may not approve the prices we may propose to charge for our programs, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a program candidate with labeling that does not include the claims necessary or desirable for the successful commercialization of that program candidate. Any of the foregoing circumstances could materially harm the commercial prospects for VMT-α-NET, VMT01, PSV359 and our other program candidates.

Our program candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of the approved labeling, or result in significant negative consequences following marketing approval, if any. Results of current and future clinical trials of VMT-α-NET, VMT01, PSV359 and our other program candidates could reveal a high and/or unacceptable severity and frequency of these adverse effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of, or deny approval of, our program candidates for any or all targeted indications. Further, any observed drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. This, in turn, could prevent us from commercializing the affected program candidate and generating revenues from our sales. We have not yet completed testing of any of our program candidates for the treatment of the indications for which we intend to seek product approval in humans, and we currently do not know the extent of adverse events, if any, that will be observed in patients who receive any of our program candidates. If any of our program candidates cause unacceptable adverse events in clinical trials resulting in a clinical hold, we cannot give any assurance that we will be able to resolve any future clinical holds imposed by the FDA or other regulatory authorities outside of the United States on a timely basis or at all.

Additionally, if VMT-α-NET, VMT01, PSV359 and our other program candidates receive marketing approval, and we or others later identify undesirable side effects caused by our programs, a number of potentially significant negative consequences could result, including:

•
regulatory authorities may withdraw approvals of such program;
•
regulatory authorities may require additional warnings in the program’s labeling;
•
we may be required to create a medication guide for distribution to patients in the U.S., or an equivalent document in other jurisdictions, that outlines the risks of such side effects;
•
we could be sued and held liable for harm caused to patients; and
•
our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular program, if approved, and could significantly harm our business, results of operations and prospects.

If we are unable to execute our sales and marketing strategy for our program candidates, if commercialized, and are unable to gain market acceptance, we may be unable to generate sufficient revenue to sustain our business. We are a clinical-stage biopharmaceutical company and have yet to begin to generate revenue from VMT-α-NET, VMT01, PSV359 and our other program candidates. Our program candidates are in an early stage of clinical development, and, if we obtain marketing approval for any of our programs in the future, we anticipate this would not occur for several years, if at all.

Although we believe that VMT-α-NET, VMT01 and PSV359 represent promising commercial opportunities, they may never gain significant market acceptance and therefore may never generate substantial revenue or profits for us. We will need to establish a market for VMT-α-NET, VMT01, PSV359 and our other program candidates and build that market through physician education, awareness programs and the publication of clinical data. Gaining acceptance in medical communities requires, among other things, publication in leading peer-reviewed journals of results from our studies. The process of publication in leading medical journals is subject to a peer review process, and peer reviewers may not consider the results of our studies sufficiently novel or worthy of publication. Failure to have our studies published in peer-reviewed journals could limit the adoption of VMT-α-NET, VMT01, PSV359 or our other program candidates. Our ability to successfully market our program candidates that we may develop will depend on numerous factors, including:

•
the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•
the inability to demonstrate that the clinical and other benefits of a program candidate outweigh any safety or other perceived risks;
•
conducting clinical utility studies of our program candidates to demonstrate economic usefulness to providers and payors;
•
whether our current or future partners support our offerings;
•
the success of the sales force and marketing efforts;
•
whether healthcare providers believe our program candidates provide clinical utility; and
•
whether private health insurers, government health programs and other third-party payors will cover our program candidates.

Because we license technology underlying some of our program candidates from third parties, any dispute with our licensors or non-performance by us or by our licensors may adversely affect our ability to develop and commercialize the applicable program candidates. Some of our program candidates, including VMT-α-NET, VMT01, PSV359, including related intellectual property rights, were licensed from third parties. Under the terms of our license agreements, the licensors generally have the right to terminate such agreements in the event of a material breach by us. Our licenses generally require us to make annual, milestone or other payments prior to commercialization of any program, and our ability to make these payments depends on our ability to generate cash in the future. These agreements generally require us to use diligent and reasonable efforts to develop and commercialize the program candidate.

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

We may form or seek strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such alliances or licensing arrangements. From time to time, we may form or seek strategic alliances, create joint ventures or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to VMT-α-NET, VMT01, PSV359 and our other program candidates and any future program candidates that we may develop. Any of these relationships may require us to incur nonrecurring and other charges, increase our near and long-term expenditures, or disrupt our management and business. These relationships also may result in a delay in the development of VMT-α-NET, VMT01, PSV359 and our other program candidates if we become dependent upon the other party and such other party does not prioritize the development of our program candidates relative to our other development activities. In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process may be time consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our program candidates because they may be deemed to be at too early of a stage of development for collaborative effort, and third parties may not view our program candidates as having the requisite potential to demonstrate safety and efficacy. If we license programs or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. We cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction. We rely on third parties to manufacture our preclinical and clinical pharmaceutical supplies and expect to continue to rely on third parties to produce commercial supplies of our program candidates, and our dependence on third-party suppliers could adversely impact our business.

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

We may not be successful in managing the build-out of our manufacturing facilities and associated costs or satisfying manufacturing-related regulatory requirements. We have been investing in our manufacturing capabilities and recently acquired several manufacturing facilities. In March 2024, we acquired the assets and associated lease of Lantheus Holdings, Inc.’s radiopharmaceutical manufacturing facility in Somerset, NJ. This site has three production suites that Perspective intends to utilize to supply drug product for the northeastern half of the United States. In July 2024, August 2024, and October 2024, we purchased a building in the Houston, TX, metropolitan area for $4.7 million, a building in the Chicago, IL, metropolitan area for $5.0 million, and a building in the Los Angeles, CA, metropolitan area for $11.0 million, respectively, which we intend to use to manufacture our program candidates upon completion of modifications and installation of equipment. The build-out of these facilities and related equipment purchases are complex and specialized and will involve substantial capital expenditures, and it could take longer, and cost more, than currently expected. Significant delays and/or cost overruns could result in higher expenditures and could be disruptive to operations, any of which could have a negative impact on our financial conditions or results of operations.

We also may not successfully realize the anticipated benefits from the capital expenditure at such facilities based on factors such as delays and uncertainties regarding development, regulatory approval and commercialization of our product candidates, as well as the potential to lose access to any leased facilities. Moreover, any production shortfall that impairs the supply of our product candidates could negatively impact our ability to complete clinical trials, obtain regulatory approvals and commercialize our product candidates. A product shortfall could have a material adverse effect on our business, financial condition and results of operations.

In addition, our operations, including our development, testing and future manufacturing activities, are subject to numerous environmental, health, and safety laws and regulations. These laws and regulations govern, among other things, the controlled use, handling, release and disposal of and the maintenance of a registry for, hazardous materials and biological materials, such as chemical solvents, carcinogenic compounds, mutagenic compounds and compounds that may have a toxic effect on reproduction and laboratory procedures. If we fail to comply with such laws and regulations, we could be subject to fines or other sanctions. Failure to successfully complete our build-outs and successfully operate our planned manufacturing facilities and satisfy manufacturing-related regulatory requirements could adversely affect the commercial viability of our product candidates and our business.

We rely on third parties to conduct our clinical trials, and if these third parties do not meet their deadlines or otherwise conduct the trials as required, our clinical development programs could be delayed or unsuccessful, and we may not be able to obtain regulatory approval for or commercialize our program candidates when expected or at all. We do not have the ability to conduct all aspects of our preclinical testing or clinical trials themselves. We use CROs in our clinical trials and expect to rely upon CROs, as well as medical institutions, clinical investigators, and consultants, to help conduct our trials in accordance with our clinical protocols pursuant to contracts with such entities. Our CROs, investigators and other third parties will play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials.

There is no guarantee that any CROs, investigators and other third parties upon which we rely for administration and conduct of our clinical trials will devote adequate time and resources to such trials or perform as contractually required or that these third parties will adequately perform all of their contractual obligations to us. If any of these third parties fail to meet expected deadlines, compromise the quality or accuracy of clinical trial data by failing to adhere to its clinical protocols or otherwise perform in a substandard manner, such as by failing to follow legal or regulatory requirements, our clinical trials may be extended, delayed, or terminated. If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties on commercially reasonable terms or at all. If any of our clinical trial sites terminate for any reason, we may experience the loss of follow-up information on patients enrolled in our ongoing clinical trials unless we are able to transfer the care of those patients to another qualified clinical trial site. Switching or adding additional third-party service providers involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new third-party service provider begins work. As a result, delays may occur, which can materially impact our ability to meet our desired development timelines.

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

We have in-sourced part of the research, development, and clinical operations functions previously assigned to CROs, and we may not be able to efficiently execute those operations, or the cost savings expected from this transition may not materialize, which may adversely affect the financial performance of our business or our ability to advance our pipeline. While this approach could provide greater control over timelines, quality and intellectual property, it requires substantial investment in infrastructure, personnel and technology. We may face difficulty in recruiting and retaining experienced personnel necessary to support these functions in-house. Additionally, we may encounter inefficiencies or delays as we develop internal expertise and capacity, which could slow down our development programs. The shift to in-house operations also presents operational risks, as we bear greater responsibility for compliance with complex regulatory requirements, quality assurance and risk management previously handled by our CROs. Any failure to effectively manage these responsibilities could lead to regulatory setbacks or increased costs.

We may seek orphan drug designation, rare pediatric disease designation, or other FDA designations, but may not receive such designation. Even if FDA grants the designation, we may not receive orphan drug exclusivity or a priority review voucher, if the program candidate does not meet the FDA requirements at the time of approval or licensure. Typically, orphan designation is available for products intended to treat a disease or condition that affects fewer than 200,000 individuals in the United States. The sponsor must demonstrate that the program candidate meets the statutory criteria for orphan designation, and if a competitor receives orphan drug exclusivity for the same rare disease or condition, this may affect our ability to obtain orphan drug designation and/or exclusivity. We may also pursue rare pediatric disease designation for use of VMT-α-NET for advanced neuroblastoma. A priority review voucher may be granted to a drug indicated for a rare pediatric disease. Under the current statutory sunset provisions, after December 20, 2024, the FDA may only award a voucher for an approved rare pediatric disease product application if the sponsor has rare pediatric disease designation for the product candidate, and that designation was granted by December 20, 2024. After September 30, 2026, the FDA may not award any rare pediatric disease priority review vouchers, regardless of any rare pediatric disease designation, unless the program is reauthorized by Congress.

We have received Fast Track designation for VMT-α-NET and VMT01, but such designation may not actually lead to a faster development or regulatory review or approval process. Additionally, the FDA may rescind the designation if it determines the applicable product candidate no longer meets the qualifying criteria for Fast Track. The FDA may grant Fast Track designation to a product candidate intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition. We have received Fast Track designation for VMT-α-NET and VMT01. However, Fast Track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular time frame. We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

We will face intense competition and may not be able to compete successfully. We operate in highly competitive segments of the biotechnology and biopharmaceutical markets. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. VMT-α-NET, VMT01, PSV359 and our other program candidates, if successfully developed and approved, will compete with established therapies, as well as new treatments that may be introduced by our competitors. Many of our competitors have significantly greater financial, product development, manufacturing, and marketing resources than us. Large pharmaceutical companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. We also may compete with these organizations to recruit management, scientists, and clinical development personnel. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. New developments, including the development of other biological and pharmaceutical technologies and methods of treating disease, occur in the pharmaceutical and life sciences industries at a rapid pace. Developments by competitors may render our program candidates obsolete or noncompetitive. We will also face competition from these third parties in recruiting and retaining qualified personnel, establishing clinical trial sites and patient registration for clinical trials and in identifying and in-licensing new program candidates.

There are several companies developing alpha-based radiopharmaceuticals for the treatment of cancer, including Bayer, Novartis, Bristol Myers Squibb (through its acquisition of RayzeBio), Eli Lilly (through its acquisition of POINT Biopharma), Lantheus (through its acquisition of Evergreen), Telix Pharmaceuticals Limited, Actinium Pharmaceuticals, Inc., RadioMedix, Inc., AdvanCell, Orano Med, Aktis Oncology, Inc., AstraZeneca (through its acquisition of Fusion Pharmaceuticals, Inc.), Convergent Therapeutics, Johnson & Johnson, ARTBIO and Abdera. These companies use various alpha-emitting isotopes such as 223Ra, 225Ac, 212Pb and 221At. Most alpha-based radiopharmaceuticals are in clinical development, with Bayer’s Xofigo® being the only approved alpha particle-based therapy. Xofigo® was approved in 2013 for the treatment of symptomatic bone metastases in people with castration-resistant prostate cancer.

There are also companies with beta-based radiopharmaceuticals, both in development and already approved. There are multiple companies, including Lantheus, Novartis and Q BioMed Inc., with approved beta-based radiopharmaceutical products using isotopes such as 131I, 177Lu, 89Sr and 90Y. Novartis’ Lutathera® and Pluvicto® are prominent beta-based radioligands, and other beta-based radiopharmaceuticals are in various stages of clinical development by companies including Novartis, Curium SAS, Cellectar Biosciences, ITM Isotope Technologies Munich SE, Y-mAbs Therapeutics, Inc., Actinium Pharmaceuticals, Inc., Lantheus, Blue Earth Therapeutics and Clarity Pharmaceuticals.

For our program candidate [212Pb]VMT-α-NET, we are aware of several competing therapies targeting neuroendocrine tumors. Novartis’ Lutathera®, which was approved in 2018, uses 177Lu for the treatment of individuals with somatostatin receptor-positive gastroenteropancreatic neuroendocrine tumors. We are aware of the following companies with neuroendocrine tumor, radioligand preclinical and clinical development programs: ITM Isotope Technologies Munich SE, Bristol Myers Squibb (through its acquisition of RayzeBio), Eli Lilly (through its acquisition of POINT Biopharma) and RadioMedix. We also face potential competition from other treatments targeting neuroendocrine tumors such as Sandostatin® and Afinitor® (Novartis), Somatuline® (Ipsen) and Sutent® (Pfizer). While we believe [212Pb]VMT-α-NET has significant advantages compared to conventional approaches to neuroendocrine tumors, we may still face competition from these more established treatments.

We may rely on market exclusivity periods that may not be or remain available to us. We may rely on our ability to obtain and maintain a regulatory period of market exclusivity for any of our program candidates, including VMT-α-NET, PSV359 and VMT01 that are successfully developed and approved for commercialization. The exclusivity period in Europe was previously 10 years from the date of marketing approval by the European Commission (EC). However, in March 2024, the EC approved a proposal to reform the pharmaceutical framework. The proposal as adopted by the European Parliament in April 2024 shortened the market exclusivity period ‘baseline’ from ten years 9.5 years. The proposal also altered the orphan market exclusivity period for new orphan medicinal products for rare diseases from 10 years to nine years in standard cases, 11 years for products meeting a high unmet medical need, and four years for products with a well-established use. Once any regulatory period of exclusivity expires, depending on the status of its patent coverage and the nature of the program, we may not be able to prevent others from marketing products that are biosimilar to or interchangeable with our programs, which would materially adversely affect us.

We must deploy our sales and marketing capabilities to market and distribute and sell our programs if any of our program candidates are approved, and we may not be effective in doing so. We do not currently have the infrastructure for the sales, marketing and distribution of any of our program candidates and will need to hire a sales force and develop infrastructure to perform these functions in order to commercialize any programs that we may successfully develop. This sales function may also be outsourced which could lead to additional costs.

If any program candidate that we successfully develop does not achieve broad market acceptance among physicians, patients, healthcare payors and the medical community, the revenues that we generate from their sales will be limited. Even if VMT-α-NET, VMT01, PSV359 and our other program candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors and the medical community. Coverage and reimbursement of our program candidates by third-party payors, including government payors, generally is also necessary for commercial success. The degree of market acceptance of any approved programs will depend on a number of factors, including:

•
the efficacy and safety as demonstrated in clinical trials;
•
the clinical indications for which the program is approved;
•
acceptance by physicians, major operators of hospitals and clinics and patients of the program as a safe and effective treatment;
•
acceptance of the program by the target population;
•
the potential and perceived advantages of program candidates over alternative treatments;
•
the safety of program candidates seen in a broader patient group, including its use outside the approved indications;
•
the cost of treatment in relation to alternative treatments;
•
the availability of adequate reimbursement and pricing by third parties and government authorities;
•
relative convenience and ease of administration;
•
the prevalence and severity of adverse events;
•
the effectiveness of our sales and marketing efforts; and
•
unfavorable publicity relating to the program.

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

Our success in international markets also depends upon the eligibility of our product for coverage and reimbursement through government-sponsored healthcare payment systems and third-party payors. Reimbursement practices vary significantly by country. Many international markets have government-managed insurance systems that control reimbursement for new products and procedures. Other foreign markets have both private insurance systems and government-managed systems that control reimbursement for new products and procedures. Market acceptance of any product that we commercialize may depend on the availability and level of coverage and reimbursement in any country within a particular time. In addition, healthcare cost containment efforts similar to those we face in the United States are prevalent in many of the other countries in which we may sell our products and these efforts are expected to continue.

Due to the significant resources required for the development of our drug candidates, we must prioritize development of certain drug candidates and/or certain disease indications and may expend our limited resources on candidates or indications that do not yield a successful program and fail to capitalize on drug candidates or indications that may be more profitable or for which there is a greater likelihood of success. We plan to develop a pipeline of drug candidates to treat various tumors and other diseases states where targeted alpha-particle therapy may be effective. Due to the significant resources required for the development of drug candidates, we must focus our attention and resources on specific diseases and/or indications and decide which drug candidates to pursue and the volume of resources to allocate to each. We are currently focusing our resources on the development of our lead program candidates, VMT-α-NET for the treatment of somatostatin receptor type 2 positive neuroendocrine tumors, VMT01 for the treatment of patients with metastatic melanoma where the MC1R protein is expressed on the surface of the tumor and PSV359 for the treatment of multiple solid tumor types where fibroblast activation protein is expressed on tumor cells or tumor stroma.

Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular drug candidates or therapeutic areas may not lead to the development of any viable commercial program and may divert resources away from better opportunities. Similarly, any decision to delay, terminate or collaborate with third parties in respect of certain programs or program candidates may subsequently prove to be suboptimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our programs or program candidates or misread trends in the oncology field or biotechnology industry, our business, financial condition and results of operations could be materially adversely affected. As a result, we may fail to capitalize on viable commercial programs or profitable market opportunities, be required to forgo or delay pursuit of opportunities with other program candidates or other diseases and indications that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such program candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain development and commercialization rights.

If we fail to attract and retain key management, scientific and clinical development personnel, we may be unable to successfully develop or commercialize our program candidates. We are dependent on our management team, scientific personnel and clinical development personnel, and our success will depend on their continued service, as well as our ability to attract and retain other highly qualified employees, consultants and advisors for our business, including scientific, managerial and technical personnel. There is a shortage of highly qualified personnel in our industry. As a result, the market for the services of qualified personnel in the biotechnology and pharmaceutical industries is highly competitive. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. The inability to recruit and retain qualified personnel, or the loss of service of any member of our senior management team or key personnel could prevent, impair or delay the implementation of our business plans, the progress of our research, development and commercialization objectives, and could negatively impact our ability to succeed in our product development strategy. We are the beneficiary of a key man insurance policy for our CEO. We do not carry any key man insurance on any other member of our senior management team.

Legal and Regulatory Risks Related to Our Operations

Significant disruptions of information technology systems or breaches of data security could materially adversely affect our business, results of operations and financial condition. We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have established physical, electronic and organizational measures to safeguard and secure our systems to prevent a data compromise, and we rely on commercially available systems, software, tools and monitoring to provide security for our information technology systems and the processing, transmission and storage of digital information. We have also outsourced elements of our information technology infrastructure and, as a result, a number of third-party vendors may or could have access to our confidential information. Our internal information technology systems and infrastructure, and those of our current and any future collaborators, contractors and consultants and other third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization.

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

In addition, such a breach may require notification to governmental agencies, the media, or individuals pursuant to various federal and state privacy and security laws, if applicable, including the Health Insurance Portability and Accountability Act of 1996 (HIPAA), and its implementing rules and regulations, as well as regulations promulgated by the SEC, the Federal Trade Commission (FTC) and state comprehensive privacy and breach notification laws.

We are subject to a variety of global privacy laws, rules and regulations, and our failure to comply with them could harm our business, including but not limited to the GDPR. We are subject to the General Data Protection Regulation, including as implemented in the UK (collectively, GDPR) which imposes obligations and restrictions on our ability to collect, analyze, use, store, disclose, transfer or otherwise process personal data, including health data from clinical trial subjects. The GDPR imposes a broad range of obligations and restrictions relating to the processing and protection of personal data, including obligations to having a legal basis for processing personal data (which may result in some instances in obtaining the consent of the individuals to whom the personal data relates), providing detailed information about the processing activities, ensuring adequacy, relevance and necessity of the personal data collected, ensuring that appropriate data retention policies and procedures are implemented, the dealing with restrictions on sharing of personal data with third parties, the transferring of personal data outside of the EU/UK, having contractual arrangements in place where required (such as with clinical trial sites and vendors), having appropriate technical and organizational security measures in place to protect personal data, having policies and procedures in place to identify, investigate, handle, mitigate and report personal data breaches to data protection authorities and/or affected individuals, appointing data protection officers, conducting data protection impact assessments, responding to privacy rights requests and keeping records of processing activities.

For instance, as we may rely on third parties to process personal information on our behalf as a processor (for example, in the context of the manufacturing of our drug candidates or for the conduct of clinical trials), we must contractually ensure that strict security measures, as well as appropriate reporting and cooperation obligations including but not limited to an obligation to report any security incident to us without undue delay, are implemented, in order to allow us to comply with our own regulatory requirements under the GDPR.

With regard to transfer of personal data, the GDPR restricts the ability of companies to transfer personal data from the EU to the U.S. and other countries, which may adversely affect the ability of us to transfer personal data or otherwise may cause us to incur significant compliance costs for implementing lawful transfer mechanisms, conducting data transfer impact assessments, and implementing additional measures where necessary to ensure that personal data transferred are adequately protected in a manner essentially equivalent to the requirements of the GDPR. The GDPR provides different transfer mechanisms we can use to lawfully transfer personal data from the EU to countries outside the EU. An example is relying on adequacy decisions of the European Commission, such as the EU-U.S. Data Privacy Framework. In July 2023, the European Commission adopted its adequacy decision for the EU-U.S. Data Privacy Framework. The adequacy decision concludes that the U.S. ensures an adequate level of protection (compared to that of the EU) for personal data transferred from the EU to U.S. companies participating in the EU-U.S. Data Privacy Framework. The adequacy decisions of the European Commission are subject to periodic reviews and may be amended or withdrawn. Another example of a lawful transfer mechanism is using the EU Standard Contractual Clauses as approved by the European Commission in June 2021. In order to use the EU Standard Contractual Clauses mechanism, the exporter and the importer must ensure that the importer may guarantee a level of personal data protection in the importing country that is essentially equivalent to that of the European Environment Agency. Compliance with EU data transfer obligations involves conducting transfer impact assessments, which includes documenting detailed analyses of data access and protection laws in the countries in which data importers are located, which can be costly and time consuming. Data importers must also expend resources in analyzing their ability to comply with transfer obligations, including implementing new safeguards and controls to further protect personal data.

Data protection authorities from the different European Member States and the UK may interpret the GDPR and applicable related national laws differently and impose requirements additional to those provided in the GDPR and that sit alongside the GDPR, as set out under applicable local data protection laws. In addition, guidance on implementation and compliance practices may be issued, updated or otherwise revised. Enforcement by European and UK regulators is generally active, and failure to comply with the GDPR or applicable Member State/UK local law may result in fines, among other things (such as notices requiring compliance within a certain timeframe). Further, the UK Government may amend/update UK data protection law, which may result in changes to our business operations and potentially incur commercial cost.

The GDPR may increase our responsibility and liability in relation to personal data that we process, and we may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws, to protect against security breaches and hackers or to alleviate problems caused by such breaches. This may be onerous, and if our efforts to comply with the GDPR or other applicable EU laws and regulations are not successful, it could adversely affect our business.

Moreover, as a result of the broad scale release and availability of Artificial Intelligence (AI) technologies such as generative AI, there is a global trend towards more regulation (e.g., the EU AI Act and AI laws passed in U.S. states) to ensure the ethical use, privacy, and security of AI and the data that it processes. Compliance with such laws may be an increasing and substantial cost in the future.

If we fail to comply with global data protection laws and regulations, we could be subject to government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity, which could negatively affect our operating results and business. We are subject to federal, state and foreign laws and regulations governing privacy and security of personal information, including health information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues that may affect our business. These laws may differ from each other in significant ways, thus complicating compliance efforts. Activities outside of the U.S. implicate local and national data protection standards, impose additional compliance requirements and generate additional risks of enforcement for noncompliance. The GDPR and other data protection, privacy and similar national, state/provincial and local laws may restrict the access, use, storage, disclosure and other processing activities concerning personal information abroad. Compliance with these laws is difficult, constantly evolving, time consuming, and requires a flexible privacy framework and substantial resources. Compliance efforts will likely be an increasing and substantial cost in the future. Failure to comply with such laws and regulations could result in government enforcement actions and create liability for us, including but not limited to imposition of significant penalties, private litigation (including class actions) and/or adverse publicity that could negatively affect our business. The GDPR provides for fines in the event of any non-compliance. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with EU data protection authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR.

Several U.S. states have proposed and passed consumer privacy laws. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act, includes certain transparency and other requirements to protect personal data and grants California consumers with certain rights regarding their personal data. In addition, California consumers have the right to bring a private right of action in connection with data security incidents involving certain elements of personal data. Additionally, other jurisdictions, such as Virginia, Colorado, Utah and Connecticut, have enacted similar legislation and/or regulations. Health-specific consumer privacy laws were also passed in multiple states, including Washington and Nevada. These laws and regulations are constantly evolving and may impose limitations on our business activities.

Moreover, as a result of the broad scale release and availability of Artificial Intelligence (AI) technologies such as generative AI, there is a global trend towards more regulation (e.g., the EU AI Act and AI laws passed in U.S. states) to ensure the ethical use, privacy, and security of AI and the data that it processes. Compliance with such laws could be an increasing and substantial cost in the future.

The FTC also sets expectations for failing to take appropriate steps to keep consumers’ personal information secure or failing to provide a level of security commensurate with promises made to individuals about the security of their personal information (such as in a privacy notice) in a way that may constitute unfair or deceptive acts or practices in violation of Section 5(a) of the Federal Trade Commission Act (FTC Act). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. With respect to privacy, the FTC also sets expectations that companies honor the privacy promises made to individuals about how the company handles consumers’ personal information. Any failure to honor such promises, such as the statements made in a privacy policy or on a website, may also constitute unfair or deceptive acts or practices in violation of the FTC Act. The FTC has the power to enforce promises as it interprets them, and events that we cannot fully control, such as data breaches, may result in FTC enforcement. Enforcement by the FTC under the FTC Act can result in civil penalties or enforcement actions. The FTC also has the power to enforce the Health Breach Notification Rule, which imposes notification obligations on companies for breaches of certain health information contained in personal health records. The FTC has brought enforcement actions under both Section 5 of the FTC Act and the Health Breach Notification Rule.

HIPAA imposes privacy and security obligations on covered entity healthcare providers, health plans and healthcare clearinghouses, as well as their “business associates;” i.e., certain persons or entities that create, receive, maintain or transmit protected health information in connection with providing a specified service or performing a function on behalf of a covered entity. Although we are not directly subject to HIPAA, we could potentially be subject to criminal penalties if we, our affiliates or our agents knowingly receive individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA and may be subject to other civil and/or criminal penalties if we obtain, use or disclose information in a manner not permitted by other privacy and data security and consumer protection laws.

Our employees and independent contractors, including principal investigators, consultants, commercial collaborators, service providers and other vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have an adverse effect on our results of operations. We are exposed to the risk that our employees and independent contractors, including principal investigators, consultants, any future commercial collaborators, service providers and other vendors, may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or other unauthorized activities that violate the laws and regulations of the FDA, EMA/EC and other similar regulatory bodies, including those laws that require the reporting of true, complete and accurate information to such regulatory bodies; manufacturing standards; healthcare fraud and abuse, data privacy laws and other similar laws; or laws that require the true, complete and accurate reporting of financial information or data. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, the creation of fraudulent data in our preclinical studies or clinical trials, or illegal misappropriation of product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in governmental healthcare programs, individual imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

If we fail to comply with applicable healthcare regulations, we could face substantial penalties, and our business, operations and financial condition could be adversely affected. Certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights may be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business (among others). The laws that may affect our ability to operate (including following commercialization of any of our products) include, but are not limited to:

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
•
the federal civil False Claims Act, which imposes civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds that are false or fraudulent; knowingly making, using or causing to be made or used, a false record or statement material to false or fraudulent claim; conspiring to defraud the government by getting a false or fraudulent claim paid or approved by the government; or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. Actions under the False Claims Act may be brought by private individuals known as qui tam relators in the name of the government and to share in any monetary recovery;
•
HIPAA, which includes federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third party payors, knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements or representations in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;
•
HIPAA and its implementing regulations, which impose privacy and security requirements on entities covered by HIPAA, including certain healthcare providers, health plans and healthcare clearinghouses as well as their respective business associates that create, receive, maintain, or transmit protected health information in connection with providing a specified service or performing a function on behalf of a covered entity;
•
the federal Physician Payment Sunshine Act and its implementing regulations, which require manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS by the 90th day following each calendar year information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other advanced practitioners and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
•
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•
the U.S. Foreign Corrupt Practices Act of 1977, as amended (FCPA), a U.S. law that regulates certain financial relationships with foreign government officials (which could include, for example, certain medical professionals); and
•
state law equivalents of the federal laws, such as anti-kickback, false claims, consumer protection and unfair competition laws which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payors, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances many of which differ from each other in significant ways, with differing effect. Additionally, the compliance environment is changing, with some states mandating implementation of compliance programs, compliance with industry ethics codes and spending limits, and other states requiring reporting to state governments or the banning of certain gifts, compensation and other remuneration to physicians. Still other laws require licensing of sales representatives. Many of these laws provide for penalties for noncompliance. The shifting regulatory environment, along with the requirement to comply with multiple jurisdictions with different compliance and/or reporting requirements, increases the possibility that a company may inadvertently run afoul of one or more laws.

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

Because of the breadth of these various fraud and abuse laws, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have material adverse effects on our business, financial condition, and operations. In the event governmental authorities conclude that our business practices do not comply with any of the laws described above or the other governmental regulations to which we, our distributors or our customers are subject, the government may impose sanctions under these laws, which are potentially significant and may include civil penalties, damages, fines, exclusion from Medicare, Medicaid and other government programs, criminal fines and imprisonment, and the curtailment or restructuring of our operations. If we are required to obtain permits or licensure under these laws that we do not already possess, we may become subject to substantial additional regulation or incur significant expense. Any penalties, damages, fines, curtailment or restructuring of our operations would adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully or clearly interpreted by the regulatory authorities or the courts, and their provisions are subject to a variety of interpretations and additional legal or regulatory change. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

Changes in U.S. and international trade policies may adversely impact our business and operating results. From time to time, proposals are made to significantly change existing trade agreements and relationships between the U.S. and other countries. In recent years, the U.S. government has implemented substantial changes to U.S. trade policies, including import restrictions, increased import tariffs and changes in U.S. participation in multilateral trade agreements. Because some of our vendors, manufactures and suppliers are located in foreign countries, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies, laws, rules and regulations of the United States or foreign governments, as well as political unrest or unstable economic conditions in foreign countries. The U.S. government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. For example, on February 1, 2025, President Donald Trump signed executive orders imposing a 25% tariff on certain imports from Mexico and Canada, and a 10% tariff on certain imports from China, which were to take effect on February 4, 2025. A 30-day pause was granted to Canada and Mexico, but the tariffs did take effect on March 4, 2025. In March 2025, the administration announced plans to impose an additional 10% tariff on certain imports from China. These newly proposed and imposed tariffs have resulted in threatened and actual retaliatory tariffs against U.S. goods. For example, on March 4, 2025, Canada announced retaliatory tariffs of 25% on certain U.S. goods. Certain equipment and supplies used in the manufacture of our products may in the future be subject to these tariffs, which could increase our manufacturing costs and could make our products, if successfully developed and approved, less competitive than those of our competitors whose inputs are not subject to these tariffs. We may otherwise experience supply disruptions or delays, and our suppliers may not continue to provide us with clinical supply in our required quantities, to our required specifications and quality levels or at attractive prices. In addition, certain Chinese biotechnology companies and CMOs may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. Such disruption could have adverse effects on the development of our product candidates and our business operations.

We are subject to U.S. and foreign anti-corruption and anti-money laundering laws with respect to our operations and noncompliance with such laws can subject us to criminal and/or civil liability and harm our business. We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and possibly other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, third-party intermediaries, joint venture partners and collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We engage third-party investigators, CROs and other consultants to design and perform preclinical studies of our drug candidates and will do the same for any clinical trials. Also, once a drug candidate has been approved and commercialized, we may engage third-party intermediaries to promote and sell our programs abroad and/or to obtain necessary permits, licenses and other regulatory approvals. We or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We will be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, collaborators, partners, and agents, even if we do not explicitly authorize or have actual knowledge of such activities. Our international suppliers create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents, or distributors, because these parties are not always subject to our control.

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

Healthcare reform measures could hinder our programs’ commercial success. In both the United States and certain foreign jurisdictions there have been, and we anticipate there will continue to be, a number of legislative and regulatory changes to the healthcare system that could impact our ability to sell our program profitably. In the United States, the ACA and the Health Care and Education Affordability Reconciliation Act of 2010 (together “the law”) provide for a number of requirements that are or will be applicable to us. However, there are many programs and requirements under the HCEARA for which the consequences are not fully understood. The HCEARA also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs. It is uncertain at this point what (if any) negative unintended consequences these provisions will have on patient access to new technologies. The Medicare provisions include value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). Additionally, the HCEARA includes a reduction in the annual rate of inflation for Medicare payments to hospitals that began in 2011 and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending.

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

The potential pricing and reimbursement environment for VMT-α-NET, VMT01, PSV359 and our other program candidates and any future programs may change in the future and become more challenging due to, among other reasons, policies advanced by the current or any new presidential administration, federal agencies, healthcare legislation passed by Congress, or fiscal challenges faced by all levels of government health administration authorities.

In the EU, an important and foreseeable example of reform measures is the forthcoming EU pharmaceutical legislation revision. In April 2023, the European Commission published a proposal to reform the current European pharmaceutical legislative framework. The proposal intends to reduce the regulatory data protection and orphan market exclusivity periods. It is currently uncertain if the proposal will be adopted in its current form, and it is uncertain if and when the revised legislation would enter into force. In April 2024, the European Parliament adopted its position on the Commission proposal. Next, the Council must adopt its position. Once the Council has adopted its position, three-party negotiations between the Commission, Parliament and Council will take place. Adoption of the new legislation is not expected to take place before 2026.

The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to make and implement healthcare reforms may adversely affect:

•
our ability to set a price we believe is fair for our program;
•
our ability to generate revenues and achieve or maintain profitability;
•
the availability of capital; and
•
our ability to obtain timely approval of any future program modifications.

The Centers for Medicare & Medicaid Services (CMS) has also implemented regulations under the ACA related to disclosure of payments made by manufacturers to physicians and teaching hospitals. Following commercialization of any of our products, the tracking and reporting of these payments could have an adverse impact on our business and/or consolidated results of operations and financial condition and on our relationships with customers and potential customers.

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

If, once we offer commercialized products, we participate in the Medicaid Drug Rebate Program and other governmental pricing programs, failure to comply with obligations under these programs could result in additional price concession requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, operations and financial condition. Under the Medicaid Drug Rebate Program, a participating manufacturer is required to pay a rebate to each state Medicaid program for its covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by the state Medicaid program as a condition of having federal funds being made available for drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data reported by the manufacturer on a monthly and quarterly basis to CMS. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug, which, in general, represents the lowest price available from the manufacturer to any wholesaler, retailer, provider, health maintenance organization, nonprofit entity, or governmental entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. If a manufacturer fails to pay the required rebate amount or report pricing data on a timely basis, it may be subject to civil monetary penalties and/or termination from the Medicaid Drug Rebate program. Additionally, civil monetary penalties can be applied if the manufacturer is found to have knowingly submitted any false price or product information to the government, if the manufacturer fails to submit the required price data on a timely basis, or if the manufacturer misclassifies or misreports product information. CMS could also decide to terminate any Medicaid Drug Rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs, if commercialized. A manufacturer’s failure to comply with such price reporting and rebate payment requirements could negatively impact our financial results.

Federal law requires that a manufacturer also participate in the 340B Drug Pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs to a specified “covered entities,” including community health centers and other entities that receive certain federal grants, as well as certain hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program. If a manufacturer is found to have knowingly and intentionally charged 340B covered entities more than the statutorily mandated ceiling price for any of our commercialized products, it could be subject to significant civil monetary penalties and/or such failure could be grounds for the Health Resources and Services Administration to terminate our agreement to participate in the 340B program, in which case our covered outpatient drugs, once commercialized, would no longer be eligible for federal payment under the Medicaid or Medicare Part B program.

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

Further, the IRA established Medicare Part B and Part D inflation rebate schemes and a drug price negotiation program, with the first negotiated prices to take effect in 2026. Manufacturers may be subject to civil monetary penalties for certain violations of the negotiation and inflation rebate provisions and an excise tax during any noncompliance period under the negotiation program.

In addition, some states have established price reporting and related requirements, to which certain penalties attach. These state programs, in addition to the Medicaid, 340B, FSS, and Tricare programs, could adversely affect the success of any products that we commercialize in the future. If we fail to comply with any applicable obligations under governmental pricing programs that we participate in, we could be subject to additional reimbursement requirements, significant civil monetary penalties, sanctions and fines, and those could negatively impact our business, financial condition, results of operations and growth prospects. Additionally, if we offer cost-sharing assistance to patients, pharmacy benefit manager “accumulator” programs (including copayment “maximizer” programs) may negatively affect our financial results.

In order to be eligible to have its products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by the Department of Veterans Affairs (VA), Department of Defense (DoD), Public Health Service, and Coast Guard (the Big Four agencies) and certain federal grantees, a manufacturer is required to participate in the VA Federal Supply Schedule (FSS) pricing program, established under Section 603 of the Veterans Health Care Act of 1992. Under this program, the manufacturer is obligated to make its covered drugs available for procurement on an FSS contract and charge a price to the Big Four agencies that is no higher than the Federal Ceiling Price (FCP), which is a price calculated pursuant to a statutory formula. The FCP is derived from a calculated price point called the “non-federal average manufacturer price” (Non FAMP), which the manufacturer calculates and reports to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non FAMP filing can subject a manufacturer to significant penalties for each item of false information. The FSS contract also contains extensive disclosure and certification requirements. If we overcharge the government in connection with the FSS contract, whether due to a misstated FCP or otherwise, we will be required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and any response to government investigation or enforcement action, would be expensive and time consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

In addition to FDA-required market approvals for our program candidates, our manufacturing operations are required to comply with the FDA’s CGMP regulations, which address requirements for a company’s quality program such as management responsibility, good manufacturing practices, product and process design controls, and quality controls used in manufacturing. For example, the manufacturing facility we recently acquired in Somerset, NJ, is a CGMP compliant facility, and we utilize the facility to manufacture clinical supply of high quality 212Pb-labeled radiopharmaceuticals to treat target tumors with TAT. We will need to ensure that the facility, including our three CGMP suites, continue to meet the standards necessary to be a CGMP-compliant facility.

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

Our business exposes us to product liability claims. We face an inherent risk of product liability exposure based on our previously marketed products, the use of VMT-α-NET, VMT01, PSV359 and our other program candidates in human clinical trials, or, if obtained, following their marketing approval and commercialization. Claims could be brought against us if use or misuse of one of our program candidates causes, or merely appears to have caused, personal injury or death. Although we have and intend to maintain product liability insurance relating to our previously marketed products and clinical trials, our coverage may not be sufficient to cover claims that may be made against us, and we may be unable to maintain such insurance. Any claims against us, regardless of their merit, could severely harm our financial condition, strain our management and other resources or destroy the prospects for commercialization of the program which is the subject of any such claim. We are unable to predict if we will be able to obtain or maintain product liability insurance for any programs that may be approved for marketing. Additionally, we have entered into various agreements under which we are required to indemnify third parties for certain claims relating to the testing and use of our program candidates. These indemnification obligations may require us to pay significant sums of money for claims that are covered by these indemnification obligations.

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

Our business involves environmental risks. Our business involves the controlled use of hazardous materials, including chemicals and biological and radioactive compounds, that could be dangerous to human health and safety or could contaminate the environment. Manufacturing is extremely susceptible to product loss due to radioactive, microbial, or viral contamination; material or equipment failure; vendor or operator error; or the very nature of a radioactive product’s short half-life. Although we believe that our procedures for handling, storing, using, labeling and disposing of such materials comply with state and federal standards, if we fail to comply with such standards, we could face substantial fines, restrictions on our operations or possible revocation of our authority to conduct some of our operations. In addition, environmental, health and safety requirements have become, and may continue to become, increasingly stringent, and our costs may increase as a result. New or revised laws and regulations or new interpretations of existing laws and regulations could affect the operation of our business or result in significant additional expense and operating restrictions on us.

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

We will be responsible for any radioactive waste produced during our ownership of the facility for our discontinued brachytherapy operations. We will incur costs related to the clean up and disposal of hazardous materials, chemicals, and radioactive components of this facility. While management believes it has reserved a sufficient amount of funds for this process, we may need more than the amount of the expense accrual related to this radioactive waste. We may incur substantial costs related to the clean up and disposal of these materials.

In addition, certain environmental laws and regulations impose liability on current or previous owners or operators of real property for the costs of investigation, removal or remediation of releases of hazardous substances or petroleum products at or from those properties. Further, we may be liable if we arrange for the treatment or disposal of hazardous substances, without regard to whether we complied with environmental laws in doing so. Liability for investigative, removal and remedial costs or natural resource damages under certain U.S. federal and state laws are retroactive, strict, and joint and several. In addition to actions for such liability brought by governmental authorities, private parties could bring claims for cleanup, personal injury or property damage to the presence of, or exposure to, hazardous substances. Further, the government could impose liens on, or restrict our operations at, any contaminated properties. The outcome of the foregoing and timing of future cash outflows is difficult to predict, given the uncertainties regarding the extent of any injuries, damages or required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods.

In April 2023, the European Commission published a proposal to reform the current European pharmaceutical legislative framework. This proposal went into effect on September 1, 2024 and imposes stricter rules regarding the “Environmental Risk Assessment” that pharmaceutical manufacturers are obliged to perform. Under the Environmental Risk Assessment guidelines, an Environmental Risk Assessment will be required for all new applications for marketing authorization of medicinal products for human use and noncompliance with the (extensive) Environmental Risk Assessment requirements can result in the withdrawal or refusal of a marketing authorization.

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

Continuing regulatory liability may exist from our discontinued operations. Our legacy brachytherapy manufacturing operations were required to comply with the FDA’s Quality System Regulation (QSR), which imposes requirements for a company’s quality program such as management responsibility, good manufacturing practices, product and process design controls, document controls, purchasing controls and acceptance activities, nonconforming product requirements, corrective and preventive action requirements, labeling and packaging controls, handling, storage and distribution requirements, complaint handling, records requirements and other quality controls used in manufacturing. Additionally, labeling and promotional activities are subject to agency scrutiny. Although we divested our brachytherapy segment, the FDA may still hold us accountable for violations of the QSR, labeling and promotional rules, and other regulations that occurred prior to divesting the business segment.

Risks Related to Intellectual Property Matters

Our success will depend upon intellectual property, proprietary technologies and regulatory market exclusivity periods, and we may be unable to protect our intellectual property. Our success will depend, in large part, on obtaining and maintaining patent protection, regulatory exclusivity and trade secret protection for VMT-α-NET, VMT01, PSV359 and our other program candidates and their formulations and uses, as well as successfully defending these patents against third-party challenges. If we or our licensors fail to appropriately prosecute or maintain our patents or obtain regulatory exclusivity for our program candidates, our ability to develop and commercialize these programs or program candidates may be adversely affected, and we may not be able to protect our competitive position. This failure to properly protect the intellectual property rights relating to these program candidates could have a material adverse effect on our financial condition and results of operations.

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or our licensors will be successful in protecting our programs or program candidates by obtaining and defending patents. These risks and uncertainties include the following:

•
patent applications may not result in any patents being issued;
•
patents that may be issued or in-licensed may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable, or otherwise may not provide any competitive advantage;
•
our competitors, many of which have substantially greater resources than us or our partners and many of which have made significant investments in competing technologies, may seek, or may already have obtained, patents that will limit, interfere with, or eliminate our ability to make, use and sell our potential programs;
•
there may be significant pressure on the United States government and other international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease diagnostics or treatments that prove successful as a matter of public policy regarding worldwide health concerns;
•
countries other than the United States may have patent laws less favorable to patentees than those upheld by United States courts, allowing foreign competitors a better opportunity to create, develop, and market competing products;
•
patent laws and regulations in the United States and other jurisdictions and judicial interpretation of such laws and regulations are subject to change; and
•
we may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time consuming and unsuccessful.

In addition to patents and regulatory exclusivity, we and our licensors may also rely on trade secrets and proprietary know-how. Although we have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties, and confidential information and inventions agreements with employees, consultants and advisors, third parties may still obtain this information or come upon this same or similar information independently. We may become subject to claims that we or our consultants, advisors or independent contractors that we may engage to assist us in developing VMT-α-NET, VMT01, PSV359 and our other program candidates have wrongfully or inadvertently disclosed to us or used trade secrets or other proprietary information of their former employers or their other clients.

Our ability to compete may decline if we do not adequately protect our proprietary rights. Our success depends on obtaining and maintaining proprietary rights to our drug candidates for the diagnosis and/or treatment of cancer, as well as successfully defending these rights against third-party challenges. We will only be able to protect our drug candidates and their uses from unauthorized use by third parties to the extent that valid and enforceable patents, or effectively protected trade secrets, cover them. Our ability to obtain patent protection for our drug candidates is uncertain due to a number of factors, including (but not limited to):

•
we may not have been the first to make the inventions covered by pending patent applications or issued patents;
•
we may not have been the first to file patent applications for our drug candidates or the compositions we developed or for their uses;
•
others may independently develop identical, similar or alternative products or compositions and uses thereof;
•
our disclosures in patent applications may not be sufficient to meet the statutory requirements for patentability;
•
any or all of our pending patent applications may not result in issued patents;
•
we may not seek or obtain patent protection in countries that may eventually provide us a significant business opportunity;
•
any patents issued to us may not provide a basis for commercially viable programs, may not provide any competitive advantages or may be successfully challenged by third parties;
•
our compositions and methods may not be patentable;
•
others may design around our patent claims to produce competitive programs which fall outside of the scope of our patents; and
•
others may identify prior art or other bases which could invalidate our patents.

Even if we have or obtain patents covering our drug candidates or compositions, we may still be barred from making, using and selling our drug candidates or technologies because of the patent rights of others. Others may have filed, and in the future may file, patent applications covering compositions or products that are similar or identical to ours. There are many issued U.S. and foreign patents relating to chemical compounds and therapeutic products, and some of these relate to compounds we intend to commercialize. These could materially affect our ability to develop our drug candidates or sell our programs, if approved. Because patent applications can take many years to issue, there may be currently pending applications unknown to us that may later result in issued patents that our drugs, drug candidates or compositions may infringe. These patent applications may have earlier priority over patent applications filed by us.

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

We may be unable to adequately protect or enforce our intellectual property rights or secure rights to third-party patents. Our ability and the abilities of our collaborators and licensors to obtain and maintain patent and other protection for our program will affect our success. We are assigned, have rights to, or have exclusive licenses to patents and patent applications pending in the U.S. and numerous foreign countries. The patent positions of biopharmaceutical companies can be highly uncertain and involve complex legal and factual questions. Our patent rights may not be upheld in a court of law if challenged. Our patent rights may not provide competitive advantages for our program and may be challenged, infringed upon, or circumvented by our competitors. We cannot patent our program in all countries or afford to litigate every potential violation worldwide.

Because of the large number of patent filings in the biotechnology field, our competitors may have filed applications or been issued patents and may obtain additional patents and proprietary rights relating to our program or processes competitive with or similar to ours. We cannot be certain that U.S. or foreign patents do not exist or will not be issued that would harm our ability to commercialize our program candidates.

Potential patent litigation could be costly and disruptive and may have an adverse effect on our financial condition and results of operations. We operate in an industry characterized by extensive patent litigation. Potential patent claims include challenges to the coverage and validity of our patents or processes as well as allegations that our programs infringe patents held by competitors or other third parties. A loss in any of these types of cases could result in a loss of patent protection or the ability to market our programs, which could lead to a significant loss of sales, or otherwise materially affect future results of operations.

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

•
obtain licenses, which may not be available on commercially reasonable terms, if at all;
•
abandon an infringing program candidate or redesign our programs or processes to avoid infringement;
•
pay substantial damages, including the possibility of treble damages and attorneys’ fees, if a court decides that the program or proprietary technology at issue infringes on or violates the third party’s rights;
•
pay substantial royalties, fees and/or grant cross licenses to our technology; and/or
•
defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our financial and management resources.

The value of our granted patents and our pending patents is uncertain. Although our management strongly believes that our patents, pending patent applications and anticipated future patent application that have not yet been filed, have significant value, we cannot be certain that other like-kind processes may not exist or be discovered, that any of these patents is enforceable, or that any of our pending or future patent applications will result in issued patents.

Some of the intellectual property that is important to our business is owned by third parties and licensed to us, and changes to the rights we have licensed may adversely impact our business. Termination of these licenses or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms, or could subject us to claims of intellectual property infringement or contract breach in litigation or other administrative proceedings that could result in damage awards against us and injunctions that could prohibit us from selling our products. In addition, some of our licenses from third parties may limit the field in which we can use the licensed technology. In the event a dispute with our licensors were to occur, our licensors may seek to renegotiate the terms of our licenses, increase the royalty rates that we pay to obtain and maintain those licenses, limit the field or scope of the licenses, or terminate the license agreements. In addition, we have limited rights to participate in the prosecution and enforcement of the patents and patent applications that we have licensed. If we fail to meet our obligations under these licenses, or if we have a dispute regarding the terms of the licenses, these third parties could terminate the licenses, which could impede our ability to develop our products and subject us to claims of intellectual property infringement. As a result, we cannot be certain that these patents and applications will be prosecuted and enforced in a manner consistent with our best interests.

We may be subject to claims that we or our employees, consultants, contractors or advisors have infringed, misappropriated or otherwise violated the intellectual property of a third party, or claiming ownership of what we regard as our own intellectual property. Many of our employees were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees do not use the intellectual property and other proprietary information, know-how or trade secrets of others in their work for us, we may be subject to claims that we or these employees have used or disclosed such intellectual property or other proprietary information. Litigation may be necessary to defend against these claims.

In addition, while we generally require our employees, consultants and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. To the extent that we fail to obtain such assignments, that such assignments do not contain a self-executing assignment of intellectual property rights or that such assignments are breached, we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property. If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products. Such a license may not be available on commercially reasonable terms or at all. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to our management and scientific personnel.

Some of our technology is subject to “march-in” rights by the U.S. government. Some of our patented technology may have been developed with U.S. federal government funding. When new technologies are developed with U.S. government funding, the government obtains certain rights in any resulting patents, including a nonexclusive license authorizing the government to use the invention for non-commercial purposes. These rights may permit the government to disclose our confidential information to third parties and to exercise “march-in” rights to use or allow third parties to use our patented technology. The government can exercise its march-in rights if it determines that such action is necessary to (i) achieve practical application of the U.S. government-funded technology, (ii) alleviate health or safety needs, (iii) meet requirements of federal regulations, or (iv) give preference to U.S. industry. In addition, U.S. government-funded inventions must be reported to the government and such government funding must be disclosed in any resulting patent applications. Furthermore, our rights in such inventions are subject to government license rights and foreign manufacturing restrictions. The U.S. government has generally denied requests to exercise its march-in rights, even to provide access to potentially life-saving medications; however, if the U.S. government were to exercise its march-in rights to our patent technologies funded by the U.S. government, particularly for the benefit of one of more of our competitors, that may have a material adverse effect on our business.

Risks Related to Ownership of Shares of Common Stock and Public Company Status

The concentration of our common share ownership will likely limit the ability of other shareholders to influence corporate matters. As of March 21, 2025, executive officers, directors, 5% or greater shareholders, and their respective affiliated entities beneficially owned, in the aggregate, approximately 16,570,310 of the shares of our outstanding common stock, par value $0.001 per share (Common Stock). Lantheus Alpha Therapy, LLC, a Delaware limited liability company and wholly owned subsidiary of Lantheus Holdings, Inc. (Lantheus) owned approximately 15.8% of the shares of our outstanding Common Stock as of March 21, 2025.

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

•
delay, defer or prevent a change in control;
•
entrench our management and/or our Board of Directors; or
•
impede a merger, consolidation, takeover or other business combination involving us that other shareholders may desire.

Our stock price has been and may continue to be volatile. The market price of our common stock has experienced fluctuations and is likely to fluctuate significantly in the future. For example, during 2024 and through March 21, 2025, the closing price of one share of our common stock reached a high of $18.40 and a low of $2.35. There is generally significant volatility in the market prices and limited liquidity of securities of companies which have failed to show profits. Contributing to this volatility are various events that can affect our stock price in a positive or negative manner. These events include, but are not limited to: governmental approvals or refusals to approve drug products; delays in or termination of clinical trials; clinical data readouts from our clinical trials; market acceptance of our program candidates; announcements by competitors of new program candidates or technologies; litigation involving us or our industry; developments or disputes concerning our patents or other proprietary rights; changes in the structure of healthcare payment systems; departures of key personnel; future sales of our securities; fluctuations in our financial results or those of companies that are perceived to be similar to us; investors’ general perception of us; and general economic, industry and market conditions. In addition, the securities of many preclinical biotechnology companies, including us, have historically been subject to extensive price and volume fluctuations that may affect the market price of their common stock. If any of these events occur, it could cause our stock price to rise or fall. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares.

The price of our common stock may be adversely affected by the future issuance and sale of shares of our common stock or other equity securities. Sales of a substantial number of shares of our common stock or other equity securities, or the perception by the market that those sales could occur, could cause the market price of our common stock to decline or could make it more difficult for us to raise funds through the sale of equity in the future. In August 2024, we entered into a Controlled Equity OfferingSM Sales Agreement (2024 ATM Agreement) with Cantor Fitzgerald & Co. and RBC Capital Markets, LLC (each, an ATM Agent, and together, the ATM Agents) pursuant to which we, from time to time, may offer and sell shares (2024 ATM Shares) of our Common Stock, through or to the ATM Agents having an aggregate sales price of up to $250.0 million. As of March 21, 2025, $239,794,281 of Common Stock remains available for issuance under the 2024 ATM Agreement. Future issuances of our common stock or our other equity securities could further depress the market for our common stock. We expect to continue to incur commercialization, drug development and selling, general and administrative costs, and to satisfy our funding requirements, we may need to sell additional equity securities. The sale or the proposed sale of substantial amounts of our common stock or our other equity securities may adversely affect the market price of our common stock, and our stock price may decline substantially. Our stockholders may experience substantial dilution and a reduction in the price that they are able to obtain upon sale of their shares. New equity securities issued may have greater rights, preferences or privileges than our existing common stock.

We do not expect to pay any dividends for the foreseeable future. We do not anticipate paying any dividends to our stockholders for the foreseeable future. Stockholders must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Any determination to pay dividends in the future will be made at the discretion of our Board of Directors and will depend on our results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable laws and other factors that our Board of Directors deems relevant.

Our business could be negatively impacted by corporate citizenship and sustainability matters. There is an increased focus from certain investors, employees and other stakeholders concerning corporate citizenship and sustainability matters, which include environmental concerns and social investments. We could fail to meet, or be perceived to fail to meet, the expectations of these certain investors, employees and other stakeholders concerning corporate citizenship and sustainability matters, thereby resulting in a negative impact to our business. As we continue to integrate corporate citizenship, sustainability and strong governance practices throughout our organization, we could also be criticized for the scope or nature of our initiatives or goals. We could also encounter reactions from governmental actors (such as anti-environmental, social and governance legislation or retaliatory legislative treatment), which could have a material adverse effect on us.

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

Cybersecurity Program

Given the importance of cybersecurity to our business, we maintain a cybersecurity program to support both the effectiveness of our systems and our preparedness for information security risks. This program includes a number of administrative, physical and technical safeguards, including contracted 24/7/365 Security Operating Center monitoring services and alerting systems for internal and external threats; regular evaluations of our cybersecurity program, including periodic internal and external audits; and industry benchmarking. We also require cybersecurity trainings when onboarding new employees and conduct ongoing cybersecurity awareness testing for our employees. Our program leverages industry frameworks, including the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) to strengthen our program effectiveness and reduce cybersecurity risks.

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

Process for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats

We maintain a cybersecurity incident response program, which includes a set of protocols and procedures that we would follow in the event of a cybersecurity incident. Pursuant to the program and its escalation protocols, designated personnel are responsible for handling and managing potential cybersecurity incidents.

We have relationships with a number of third-party service providers to assist with cybersecurity incident containment and remediation efforts.

Governance

Management Oversight

The controls and processes employed to assess, identify and manage material risks from cybersecurity threats are implemented and overseen by our Vice President of Information Technology (VP of IT) in conjunction with our managed service provider. The current VP of IT brings over 25 years of experience in IT, having held senior positions in technology management and cybersecurity at publicly traded biotechnology companies. This experience includes spearheading large-scale IT transformations, overseeing the implementation of security frameworks, such as NIST CSF, and developing and maintaining tools and processes to safeguard confidential data. Additionally, the VP of IT has directed comprehensive cybersecurity strategies tailored to the unique challenges of the pharmaceutical industry.

Our managed service provider is a System and Organization Controls (SOC) 2 accredited IT services firm that completed an annual audit, providing evidence of ongoing compliance to obtain the SOC 2 designation. This managed service provider has over a decade of experience delivering services and consulting related to regulatory security requirements. Our managed service provider is responsible for the day-to-day management of our cybersecurity program, including the prevention, detection, investigation, response to, and recovery from cybersecurity threats and incidents, and is regularly engaged to ensure that our cybersecurity program is designed to function effectively in the face of evolving cybersecurity threats. The managed service provider provides regular briefings to members of our management team on cybersecurity matters, including threats, events and program enhancements.

Board Oversight

The Board of Directors (Board), acting through the Audit Committee of the Board (Audit Committee), has overall responsibility for risk oversight and oversees cybersecurity risk matters. The Audit Committee is responsible for reviewing, discussing with management and overseeing the Company’s data privacy, information technology and security and cybersecurity risk exposures. On a regular basis, the VP of IT reports to the Audit Committee on information technology and cybersecurity matters, including key risks, the potential impact of those exposures on the Company’s business, financial results, operations and reputation, the programs and steps implemented by management to monitor and mitigate exposures, the Company’s information governance and cybersecurity policies and programs, and significant legal and regulatory developments that could materially impact the Company’s cybersecurity risk exposure.

The VP of IT is also responsible for apprising the Audit Committee of cybersecurity incidents promptly for more significant incidents and in the aggregate for less significant incidents.

Cybersecurity Risks

Our senior management identifies, assesses and evaluates risks impacting our operations across the Company, including those risks related to cybersecurity. Senior management is asked to consider the severity and likelihood of certain risk factors, drawing upon their knowledge of the Company and past business experience.

We maintain specific insurance coverage to mitigate losses associated with cybersecurity incidents that impact our or our third parties’ systems, networks, and technology.

As of December 31, 2024, we are not aware of any material risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected the business strategy, results of operations or financial condition of the Company or are reasonably likely to have such a material effect. While we maintain a comprehensive cybersecurity program, the techniques used to infiltrate information technology systems continue to evolve. Accordingly, we may not be able to timely detect threats or anticipate and implement adequate security measures. For additional information, see “Item 1A—Risk Factors.”

ITEM 2 – PROPERTIES

The Company’s executive offices are located at 2401 Elliott Avenue, Suite 320, Seattle, WA 98121, where it leases approximately 6,400 square feet of office space for approximately $9,125 per month subject to increases as defined in the lease agreement plus the Company’s share of taxes and common area expenses. The lease terminates in October 2028.

In addition, the Company leases laboratory and office space in Coralville, IA for approximately $51,700 per month. The leases have been renewed on an annual basis and currently run through March 2026.

The Company acquired a lease from Progenics, an affiliate of Lantheus, for a production facility in Somerset, NJ, effective on March 1, 2024. The lease expense is approximately $7,400 per month for approximately 11,400 square feet for sole and exclusive use, 700 square feet of common space and approximately 500 square feet of joint use space (each as defined in the agreement). The lease terminates in November 2028.

On July 15, 2024, August 2, 2024 and October 31, 2024, the Company purchased a 27,375 square foot building in the Houston, TX, metropolitan area for $4.7 million, a 41,588 square foot building in the Chicago, IL, metropolitan area for $5.0 million, and a 28,662 square foot building in the Los Angeles, CA, metropolitan area for $11.0 million, respectively, all of which the Company intends to use for the manufacture of its program candidates upon completion of modifications and installation of equipment.

In August 2024, Perspective assumed a lease from Progenics for office space in Somerset, NJ (Office). The lease terminates in November 2028. The Office lease expense is approximately $14,000 per month for 8,200 square feet. Upon assuming the lease, Perspective entered into a license and access agreement with Lantheus, which provides access to both dedicated and shared space of the Office of approximately 1,700 square feet and 1,150 square feet, respectively.

In April 2024, the Company completed the divestiture of the brachytherapy division which included the production facility located at 350 Hills St., Ste. 106, Richland, WA 99352 where it leased approximately 15,300 square feet of office and manufacturing space for approximately $25,900 per month plus approximately $440 per month for janitorial services. This lease and associated payment obligations were assigned to GT Medical Technologies, Inc. as part of the divestiture.

In December 2022, Perspective completed the purchase of a 20,000 square foot building located in Coralville, IA, that is currently used for office space and warehouse storage.

In 2017, the Company purchased approximately 4.2 acres of land in Richland, WA, in anticipation of constructing a facility for its discontinued brachytherapy operations. Due to the divestiture of the brachytherapy operations, the Company disposed of this land in October 2024.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is listed on the NYSE American under the symbol “CATX.” As of March 21, 2025, there were 74,050,841 shares of the Company’s common stock outstanding.

Holders

As of March 21, 2025, there were approximately 61 common stockholders of record. The number of common stockholders was determined from the records of our stock transfer agent and does not reflect persons or entities that hold their shares in nominee or “street” name through various brokerage firms.

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

Recent Sales of Unregistered Securities

Other than as previously disclosed in the Company’s Current Reports on Form 8-K or Quarterly Reports on Form 10-Q filed with the SEC, the Company did not issue any unregistered equity securities during the 12 months ended December 31, 2024.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6 – [RESERVED]

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and the related notes appearing at the end of this Annual Report on Form 10-K (“Annual Report” or “Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read “Cautionary Note Regarding Forward-Looking Statements” and Item 1A. Risk Factors of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless the context otherwise requires, references in this Annual Report to the “Company,” “Perspective,” “we,” “us” and “our,” except where the context requires otherwise, refer to Perspective Therapeutics, Inc. and its subsidiaries. References to “Viewpoint” refer to Viewpoint Molecular Targeting, Inc., a wholly owned subsidiary, and references to “Isoray” refer to Isoray Medical, Inc., a wholly owned subsidiary.

Overview

We are a radiopharmaceutical development company that is pioneering advanced treatment applications for cancers throughout the body. We have proprietary technology that utilizes the alpha-emitting isotope Lead-212 (212Pb) to deliver powerful radiation specifically to cancer cells via specialized targeting moieties. We are also developing complementary imaging diagnostics that incorporate the same targeting moieties, which provides the opportunity to personalize treatment and optimize patient outcomes. This theranostic approach enables the ability to see the specific tumor and then treat it to potentially improve efficacy and minimize toxicity.

Our melanoma (VMT01) and neuroendocrine tumor (VMT-α-NET) programs are in Phase 1/2a imaging and therapy trials for the treatment of metastatic melanoma and neuroendocrine tumors in the U.S. We are growing our regional network of drug product finishing facilities, enabled by our proprietary 212Pb generator, to deliver patient-ready products for clinical trials and commercial operations.

VMT-α-NET

We designed VMT-α-NET to target and deliver 212Pb to target cancer-specific receptors on tumor cells expressing somatostatin receptor type 2 (SSTR2), a protein that is overexpressed in neuroendocrine tumors (NETs) and other cancers. [212Pb]VMT-α-NET is a TAT in development for patients with unresectable or metastatic SSTR2-expressing tumors who have not previously received peptide-targeted radiopharmaceutical therapy, such as Lutathera. NETs are a group of rare, heterogeneous tumors that develop in different organs of the body and arise from specialized cells in the neuroendocrine system.

We have initiated dosing of patients in Cohorts 1 and 2 of our Phase 1/2a study of [212Pb]VMT-α-NET in patients with unresectable or metastatic SSTR2-expressing NETs. In April 2024, we announced that this program was selected by the U.S. Food and Drug Administration (FDA) to participate in the Chemistry, Manufacturing, and Controls (CMC) Development and Readiness Pilot (CDRP) Program. The FDA’s CDRP Program was initiated in 2022 to facilitate alignment of CMC development of novel products under investigational new drug (IND) applications with expedited clinical development timeframes based upon the anticipated clinical benefits of earlier patient access. The observation period was completed for dose limiting toxicity (DLT) in seven patients enrolled in Cohort 2 during the second quarter of 2024. Subsequently, the safety monitoring committee (SMC) determined that the safety data observations during the DLT period supported proceeding with dose escalation to Cohort 3 and increasing the number of patients dosed at 5 mCi. Based on interactions with the FDA prior to the initiation of patient dosing in this study, which occurred in late 2023, the decision to open Cohort 3 will follow consultation and alignment with the agency. FDA interactions are ongoing with regards to the initiation of the next dosing cohort.

In June 2024, we announced multiple updates featuring our alpha-particle radiopharmaceuticals at the Society of Nuclear Medicine and Molecular Imaging 2024 Annual Meeting (SNMMI). The data presentations highlighted favorable safety profiles and potential benefits of our lead clinical candidates. Specifically, we reported on a Phase 0 imaging trial that is evaluating the optimal imaging timepoint(s) for diagnostic/dosimetric performance of Lead-203 ([203Pb]) VMT-α-NET in neuroendocrine tumors. Investigators analyzed 48 lesions across nine patients, and the results showed that tumor uptake of [203Pb]VMT-α-NET peaked at approximately four hours post-injection, with 98% of maximum uptake observed at one hour. The results suggest that imaging with [203Pb]VMT-α-NET at four hours post-injection has the best overall diagnostic performance, followed closely by imaging at one hour.

Also at SNMMI, an investigator reported on [212Pb]VMT-α-NET planning based on [203Pb]VMT-α-NET predictive dosimetry in an investigator-sponsored trial. The investigators applied patient-specific dosimetry in a Phase 0 imaging trial (NCT05111509) of [203Pb]VMT-a-NET and in the first cohort of a Phase 1 absorbed-dose escalation study (NCT06148636) of [212Pb]VMT-α-NET. Ten patients with β-peptide receptor radionuclide therapy (PRRT)-relapsed or refractory gastroenteropancreatic (GEP)-NETs received [203Pb]VMT-α-NET (5 mCi) followed by sequential blood sampling, planar imaging and quantitative single-photon emission computed tomography/computed tomography (qSPECT/CT) imaging at 1 hour, 4 hours, 24 hours and 48 hours post-administration. Three of 10 patients received amino acid infusions while seven patients did not receive amino acids.

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

Subsequently, in October 2024, at the 37th Annual Congress of the European Association of Nuclear Medicine (EANM) in Hamburg, Germany, the investigator presented an update on a subset of the previously reported investigator-led research study in India. The cut-off date was September 15, 2024, and the study focused on 10 patients with well-differentiated GEP-NETs. These patients were treated with [212Pb]VMT-α-NET at a dosage of 67 µCi/kg (2.5 MBq/kg), with an interval of eight weeks for up to six cycles. Treatment was well tolerated with a modest and manageable adverse effect profile. Confirmed tumor response per RECIST 1.1 was observed in six of the 10 GEP-NETs patients. The investigator again concluded that the toxicity profile suggests the potential for dose escalation to achieve optimal treatment responses. Long-term survival data will mature with continued follow up.

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

In November 2024, at the North American Tumor Society’s NANETS Multidisciplinary NET Medical Symposium, we announced initial results from our multi-center open-label dose escalation, dose expansion study (clinicaltrials.gov identifier NCT05636618) of [212Pb]VMT-α-NET in patients with unresectable or metastatic SSTR2-positive NETs who have not received prior radiopharmaceutical therapy and have shown radiological evidence of disease progression in the 12 months prior to enrollment. The data cut-off date for the presentation was October 31, 2024.

Per the study protocol, the two patients who made up Cohort 1 received administered activity of 2.5 mCi per dose regardless of body weight. Based on their respective body weights, the median administered activity per kilogram of weight was 45.5 µCi/kg per dose. The seven patients who made up Cohort 2 received administered activity of 5.0 mCi per dose regardless of body weight. Based on their respective body weights, the median administered activity per kilogram of weight was 62.1 µCi/kg per dose, ranging from 31.8 µCi/kg to 84.6 µCi/kg per dose. One patient in Cohort 2 received two doses of 84.6 µCi/kg per dose, then received the third and fourth doses at a reduced activity level of 42.4 µCi/kg per dose due to an adverse event that was determined by the investigator to be unrelated.

No DLTs were observed among any patients. No grade 4 or 5 treatment emergent or serious adverse events (AEs) were observed. Two grade 3 AEs – one case of diarrhea and one case of syncope – were observed. No decline in renal function was observed. Hematologic AEs, such as decreased lymphocyte count and anemia, were all grades 1 and 2. No treatment discontinuations due to AEs occurred.

Eight of nine patients had durable control of disease. Six of nine patients had measurable reduction of tumor volume, one of whom had a confirmed response as defined by RECIST v1.1. The patient who experienced an objective response received the first two doses at 84.6 µCi/kg per dose, then received the remaining two doses at a reduced activity level of 42.4 µCi/kg. One patient was deemed to have progressive disease after one dose under RECIST v1.1, by unambiguous progression of non-target lesions.

In January 2025, we announced updated interim results from this same clinical trial at the 2025 American Society of Clinical Oncology Gastrointestinal Cancers Symposium with a data cut-off date of January 10, 2025. All nine patients in Cohort 1 and Cohort 2 had completed treatments per the study protocol, and the study team had at least one scan for all patients after their final treatments. No DLTs, grade 4 or 5 treatment emergent or serious AEs were reported since the start of the study. No new grade 3 AEs were observed aside from the two events discussed earlier. No decline in renal function was observed. Hematologic AEs, such as decreased lymphocyte count and anemia, were all grades 1 and 2. No treatment discontinuations due to AEs occurred.

Further anti-tumor activities have been observed with longer follow up, and there were two unconfirmed responses and one confirmed response as defined by RECIST v1.1 in Cohort 2. As of the January 10, 2025, data cut-off date, the patient who experienced a confirmed objective response has been in response for 17 weeks and remains in the study. This patient received the first two [212Pb]VMT-α-NET doses at administered dose of 5.0 mCi (equivalent to 84.6 µCi/kg), then received the remaining two doses at the next lower activity level of 2.5 mCi (equivalent to 42.4 µCi/kg) due to an adverse event that was determined by the investigator to be unrelated to [212Pb]VMT-α-NET.

One patient was observed to experience an initial (unconfirmed (as of January 10, 2025)) response in the fifth scan after their first dose, which was the first scan conducted after the end of their treatment period. This patient experienced gradual tumor regression throughout the study, with the magnitude of change meeting the criteria for response on their most recent scan. This patient received four doses of 5.0 mCi (equivalent to 68.7 µCi/kg) of [212Pb]VMT-α-NET.

A third patient was observed to experience an initial (unconfirmed (as of January 10, 2025)) response in the seventh scan after their first dose, which was the third scan conducted after the end of their treatment period. This patient received four doses of 5.0 mCi (equivalent to 31.7 µCi/kg) of [212Pb]VMT-α-NET. Gradual tumor regression was first observed in the fifth scan after their first dose, with the magnitude of change meeting the criteria for response on their most recent scan.

Five patients continued to have stable disease. One patient was deemed to have progressive disease after one dose under RECIST v1.1, by unambiguous progression of non-target lesions.

After Cohort 2 reopened for enrollment in August 2024 and through year-end 2024, an additional 11 patients were dosed. Thus, a total of 18 patients received treatment in Cohort 2 through December 31, 2024. Since the start of 2025 through the end of February 2025, an incremental 12 patients have been dosed. Thus, a total of 30 patients have received treatment in Cohort 2 as of February 28, 2025. Cohort 2 remains open for recruitment.

VMT01

We are also leveraging our TAT platform with our second program candidate, VMT01, which is currently in Phase 1/2a clinical trials. We designed VMT01 to target and deliver 212Pb to tumor sites expressing melanocortin 1 receptor (MC1R), a protein that is overexpressed in melanoma cancers. [212Pb]VMT01 is a TAT in development for second-line or later treatment of patients with progressive MC1R-positive metastatic melanoma.

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

In October 2024, we announced initial results from the first two dosing cohorts. Three patients were enrolled in Cohort 1 (who received 3 mCi of [212Pb]VMT01), while seven patients were enrolled in Cohort 2 (who received 5 mCi of [212Pb]VMT01). Patients in each cohort received a median of five prior lines of systematic therapy, including a median of three prior lines of immunotherapy. No DLTs were observed among any patients, and no AEs led to treatment discontinuation. Treatment emergent AEs were mostly grades 1 and 2. None of the four cases of grade 3 treatment emergent AEs were deemed to be treatment related. There were no grade 4 or 5 treatment emergent AEs. No renal toxicities had been reported as of October 11, 2024 (there were no clinically significant changes in blood urea nitrogen or serum creatinine) in spite of dosimetry estimated renal radiation that approached the higher end of conventional dosing.

All patients in Cohort 1 completed three treatments, with one patient experiencing an unconfirmed RECIST version 1.1 objective response after completion of treatment, and two patients experiencing stable disease at 9 and 11 months from the start of treatment, respectively, as reported on October 11, 2024. In Cohort 2, patients progressed after either the first cycle (three patients) or the second cycle (four patients). These findings are consistent with published and ongoing preclinical studies showing immunostimulatory effects at lower radiation doses.

The SMC reviewed these findings and recommended exploring a lower dose level of 1.5 mCi per dose, both as a single agent and in combination with the anti-PD-1 antibody, nivolumab. The SMC’s recommendation would allow for the monotherapy and combination cohorts to proceed concurrently. An amendment to further explore lower dose levels for monotherapy has been approved and cohort 3 at 1.5 mCi per dose is active and open for enrollment. The combination cohort at 1.5 mCi per dose with nivolumab is also active and open for enrollment. On March 17, 2025, we announced that the first patient was dosed in the combination cohort.

PSV359

Tumor stroma cells do not typically express cancer-specific markers like SSTR2 or MC1R. FAP-α is primarily expressed on tumor stroma cells, but also on some cancer cells. FAP-α is a pan-cancer target that is highly expressed in many cancers. Our in-house discovery team discovered PSV359, a novel cyclic peptide targeting human FAP-α, via phage display methods. We believe PSV359 is an optimized peptide with potential best-in-class characteristics that has been demonstrated in preclinical models. In March 2024, we released the first-in-human clinical SPECT/CT imaging which suggested very favorable tumor targeting and retention by the PSV359 compound, while clearing from normal organs rapidly and completely.

In October 2024, we announced first-in-human SPECT/CT images of [203Pb]PSV359 from an independent investigator revealed strong tumor uptake, fast clearance through the renal system, low accumulation in normal organs, and long tumor retention in three patients with FAP-α expressing cancers.

Preclinical results for PSV359 were presented during the SNMMI and the EANM meetings in June and October 2024, respectively. Researchers presented a novel cyclic peptide targeting human FAP-α, which was discovered by us via phage display methods. FAP-α is a protein abundantly expressed in certain cancer cells as well as cancer-associated fibroblasts in tumor lesions and involved in promoting disease progression. The peptide was conjugated to a lead (Pb)-specific chelator via a molecular linker to form a novel construct, PSV359. The purpose of this study was to evaluate the in vitro and in vivo performance of [203/212Pb]PSV359 in preclinical xenograft models. Overall, strong anti-tumor clinical activity of [212Pb]PSV359 was found in both HT1080-human FAP-α (FAP-α on cancer cells) and U87MG (FAP-α in stromal tissues) xenograft models.

We filed an IND application for PSV359 in December 2024, and we received a “study may proceed” letter (i.e., approval to conduct the trial) from the FDA in the first quarter of 2025. We expect to initiate dosing in mid 2025.

Other Pipeline Candidates

In January 2024, we announced that we have a license agreement with Mayo Clinic for the rights to Mayo Clinic’s prostate-specific membrane antigen (PSMA) Alpha-PET DoubLET platform technology for the treatment of PSMA-expressing cancers, with an initial focus on prostate. This radiopharmaceutical platform provides detailed PET imaging-based diagnosis and dosimetry using long-lived Copper-64 for imaging and alpha-particle targeted therapies using 212Pb. Preclinical studies are ongoing to assess whether this new molecular entity meets the hurdle for progressing into the clinic.

Also in January 2024, we entered into an exclusive in-licensing of Stony Brook University’s Cuburbit[7]uril-admantane (CB7-Adma) pre-targeting platform which covers the global intellectual property rights to such platform. Pre-targeting using the CB7-Adma platform involves two steps. First, an antibody that binds with high specificity to a cancer-specific protein is administered via intravenous injection. This antibody is chemically modified to include the CB7 chemical entity and accumulates over time at the tumor site. Then, a radionuclide held tightly by our proprietary chelator attached to an Adma group is administered. The Adma group binds to the CB7 group that was previously attached to the cancerous cells with specificity, delivering radiation dose selectively to the tumor sites. Central to this innovation is CB7-Adma (host-guest) complex formation, driving the interaction between the antibody and radioligand. The chosen host-guest pair, CB7-Adma, has demonstrated promising in vivo stability, modularity and low immunogenicity. The platform’s potential was validated through in vivo profiling of ligands, employing a CB7-modified carcinoembryonic antigen targeting antibody. The agreement with Stony Brook University will expire on the later of the expiration date of the last to expire licensed patents or 20 years from the date of the first sale of a product utilizing the intellectual property. Preclinical optimization of this platform is underway, and initial targeting antibodies are being identified for further investigation.

Intellectual Property (IP)

Two patents have recently been granted on key assets for which we have exclusive licenses from the University of Iowa. US 12,128,115, granted by the United States Patent and Trademark Office on October 29, 2024, is directed to the use of compounds comprising PSC for performing chelating reaction with divalent metals, including Pb2+, and the use of such compounds for diagnosing and treating diseases. AU 2017281940, granted by IP Australia on October 31, 2024, is directed to melanoma-targeting radiopharmaceutical compounds and the use of such compounds for treating melanoma. In addition, since the end of 2024, a patent has been issued in Australia which pertains to the creation of radiopharmaceutical compounds using lead-specific chelators. The full term of this patent expires in April 2039. We believe these patents further strengthen our IP portfolio.

Funding Requirements

We have had recurring losses since inception. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance and expand preclinical activities, clinical trials and potential commercialization of our program candidates. Our costs are also expected to increase as we:

•
continue the development of our clinical-stage assets, including VMT01, VMT-α-NET and PSV359;
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

As of December 31, 2024, we had cash, cash equivalents and short-term investments of $226.9 million. We believe our cash, cash equivalents and short-term investments will be sufficient to fund our current planned operations for at least the next 12 months from the date the consolidated financial statements in this report were issued and into late 2026. Monthly operating expenses are budgeted to increase for research and development and general and administrative expenses as management works to implement its strategy to advance our clinical assets in their clinical trials and to progress our preclinical assets towards clinical trials. Management anticipates a significant increase in expenses, particularly in research and development, as we undertake these activities.

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

Facility Acquisitions

On July 15, 2024, August 2, 2024 and October 31, 2024, we purchased a building in the Houston, TX, metropolitan area for $4.7 million, a building in the Chicago, IL, metropolitan area for $5.0 million, and a building in the Los Angeles, CA, metropolitan area for $11.0 million, respectively, which we intend to use for the manufacture of our program candidates upon completion of modifications and installation of equipment.

In March 2024, we acquired the assets and associated lease of Lantheus’ radiopharmaceutical manufacturing facility in Somerset, NJ. We have begun to convert the facility, which has three production suites, to manufacture finished radiopharmaceutical products. As a Current Good Manufacturing Practice (CGMP) compliant facility, we intend to utilize the facility to manufacture clinical supply of high quality 203Pb-labeled tumor-specific peptides to visualize and diagnose tumors, and 212Pb-labeled radiopharmaceuticals to treat target tumors with TAT. As of October 2024, this facility became operational to supply investigational products to support our clinical studies, in addition to the Coralville, IA, facility which has been producing our investigational products since 2023. Moreover, with three CGMP suites at the facility, we expect to have the capacity to meet future clinical trial and commercial demands at major cancer treatment centers throughout the Northeastern U.S. We intend to continue to expand our manufacturing and supply network in the future as we anticipate increasing our clinical trial activities.

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

The Common Stock to be sold under the 2024 ATM Agreement, if any, will be issued and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-279692) (the May 2024 Registration Statement), which became effective upon filing with the SEC on May 24, 2024, as amended from time to time. On August 13, 2024, we filed a prospectus supplement to the May 2024 Registration Statement with the SEC in connection with the offer and sale of the 2024 ATM Shares pursuant to the 2024 ATM Agreement.

As of December 31, 2024, we had not completed any transactions pursuant to the 2024 ATM Agreement. On February 18, 2025, we sold 3,379,377 shares of our common stock under the 2024 ATM Agreement at an average price of approximately $3.02 per common share, resulting in gross proceeds of approximately $10.2 million.

Amended and Restated Equity Incentive Plan

On May 31, 2024, we held our 2024 Annual Meeting of Stockholders (Annual Meeting). At the Annual Meeting, our stockholders approved our Third Amended and Restated 2020 Equity Incentive Plan (the Amended and Restated Plan) which, among other things, (a) increased the aggregate number of shares of Common Stock authorized for issuance under the Amended and Restated Plan by 4,870,092 for a total of 12,500,000 shares of Common Stock, and (b) adjusted the “evergreen” provision included therein, such that the number of shares of Common Stock available for the grant of awards under the Amended and Restated Plan automatically increases on January 1 of each year in an amount equal to 5% of the number of shares of Common Stock issued and outstanding on December 31 of the immediately preceding year (subject to adjustment in the event of stock splits and other similar events); provided, however, that our Board of Directors may act prior to January 1 of a given year to provide that there will be no increase in the share limit for such year or provide that the increase for such year will be a lesser number of shares of Common Stock. On August 14, 2024, we filed a Form S-8 to register 4,870,092 additional shares of Common Stock authorized for issuance under the Amended and Restated Plan as approved by stockholders at the Annual Meeting. On January 1, 2025, the number of shares of Common Stock available for grant increased by 3,533,573 pursuant to the “evergreen” provision in the Amended and Restated Plan. We anticipate filing a Form S-8 to register these additional shares during 2025.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent liabilities. On an ongoing basis, management evaluates past estimates and judgments, including those related to accrued liabilities, derivative liabilities and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in greater detail in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements in this Form 10-K, we believe the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we estimate our accrued research and development expenses as of each balance sheet date in the financial statements based on facts and circumstances known to us at that time. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, based on a pre-determined schedule or when contractual milestones are met, but some require advance payments. If timelines or contracts are modified based upon changes in the protocol or scope of work to be performed, we modify our estimates and accruals accordingly on a prospective basis.

There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly.

Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

Legal Contingencies

We may, in the ordinary course of business, be involved in legal proceedings involving securities, contractual and employment relationships, product liability claims, patent rights, environmental matters, and a variety of other matters, the outcomes of which are not within our complete control and may not be known for extended periods of time. Legal costs associated with defending these matters are expensed as incurred.

We record a liability in our consolidated financial statements for damages and/or costs related to claims, settlements and judgments where we have assessed that the loss is probable and an amount can be reasonably estimated.

Goodwill and In-Process Research and Development (IPR&D)

The fair value of acquired intangible assets is determined using an income-based approach referred to as the multi-period excess-earnings approach.

Goodwill represents the excess of the cost of net assets acquired in business combinations over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. We test goodwill and indefinite-lived intangibles for impairment at least annually in the fourth quarter by assessing qualitative factors to determine whether it is more likely than not that the fair value of the assets is below their carrying value. We will also test these assets more frequently whenever events or circumstances change that would more likely than not reduce the fair value below the carrying amount. Such events or changes in circumstance include significant deterioration in overall economic conditions, changes in the business climate or a decline in our market capitalization. To test goodwill and indefinite-lived intangible assets for impairment, we may perform both a qualitative assessment and quantitative assessment. For the qualitative assessment, we consider operating results and scientific data from clinical and preclinical studies as well as circumstances impacting the operations or cash flows of the reporting unit or indefinite-lived intangible assets, including macroeconomic conditions and industry and market conditions. If a qualitative assessment indicates the fair value of the asset is more likely than not less than its carrying value, then a quantitative assessment is performed which is based on an income-based valuation approach for indefinite-lived intangible assets or a comparison of the estimated fair value of the entity using market inputs for goodwill. If it is determined that an impairment exists, we recognize an impairment loss for the amount by which the carrying amount of the reporting unit or indefinite-lived intangible asset exceeds its estimated fair value. Fair value estimates are based on assumptions believed to be reasonable at the time, but such assumptions are subject to inherent uncertainty, and actual results may differ materially from those estimates.

IPR&D assets represent the fair value of incomplete research and development (R&D) projects that had not reached technological feasibility as of the date of the acquisition. Initially, these assets are classified as IPR&D and are not subject to amortization. IPR&D assets that reach commercialization are amortized on a straight-line basis over their estimated useful life. Estimated useful lives are determined considering the period the assets are expected to contribute to future cash flows. IPR&D is tested for impairment at least annually or more frequently if events occur or circumstances change that would indicate a potential reduction in the fair values of the assets below their carrying value. Impairment charges are recognized to the extent the carrying value of IPR&D is determined to exceed its fair value. Post-acquisition R&D expenses related to these projects are expensed as incurred.

We performed our annual qualitative impairment analysis as of October 31, 2024. We noted that we continue to invest in our IPR&D assets and that these assets continue to progress in clinical and preclinical studies. In addition, there have been no material delays in our anticipated timelines regarding our IPR&D assets. Based on these results, we determined there was no impairment to our IPR&D assets.

We also performed our annual qualitative goodwill impairment analysis as of October 31, 2024, and determined that the fair value of our sole reporting unit exceeded its book value. However, we began experiencing a decline in our stock market price in November, consistent with the overall life sciences industry, and performed an interim goodwill impairment analysis as of December 31, 2024. In connection with that analysis, we determined that our goodwill was impaired. For additional information regarding this assessment, see Note 10, Goodwill, Intangible Assets and Other Assets, Net, to the consolidated financial statements in this Form 10-K.

Grant Revenue Recognition

We enter into contracts with governmental agencies for services. These contracts are analyzed to determine if they should be accounted for under a revenue recognition model pursuant to Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, or a grant model pursuant to ASC 958, Not-for-Profit Entities. If accounted for pursuant to a grant model, we must determine if the grant is conditional or unconditional, and if any conditional barriers exist which must be overcome. If unconditional, the grant is recognized as revenue immediately, and if conditional, the grant is recognized as revenue as and when the barriers are overcome. We concluded that payments received under the current grants represent conditional, nonreciprocal contributions, as described in ASC 958, and that the grants are not within the scope of ASC 606, as the organizations providing the grants do not meet the definition of a customer. The significant barrier to the current conditional grants is that the expenses incurred must meet the qualifications as established by the respective governmental agencies, so that the grant revenue is recognized as the qualified expenses are incurred. Expenses for grants are tracked using a project code specific to the grant, and the employees also track hours worked by using the project code. Under ASC 958, grants related to income are presented as part of the consolidated statements of operations, either separately or under a general heading. Both methods are acceptable under ASC 958. We have elected to record grants related to income separately on the Consolidated Statements of Operations and Comprehensive Loss as “grant revenue.” The related expenses are recorded within R&D and general and administrative.

Results of Operations

We previously presented our results in two segments: Drug Operations and Brachytherapy. Due to the sale of our brachytherapy segment to GT Medical in the second quarter of 2024 and the classification of the assets and operations of the brachytherapy segment as discontinued operations in our consolidated financial statements, we have now determined that we operate in only one segment. The following does not include a discussion of the results of our discontinued operations. For additional information regarding our discontinued operations, see Note 5, Discontinued Operations, to the consolidated financial statements in this Form 10-K.

The following table sets forth our results of operations for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	Change

Grant revenue	$1,454	$1,434	$20

Operating expenses:
Research and development expenses	41,638	21,311	20,327
General and administrative expenses	26,613	21,064	5,549
Goodwill impairment	24,062	-	24,062
Loss on disposal of property and equipment	27	-	27
Total operating expenses	92,340	42,375	49,965

Operating loss	$(90,886)	$(40,941)	$(49,945)

Grant Revenue

Our alpha-therapy business is pre-revenue and, accordingly, none of the revenues reflect sales of any of our alpha-therapy products, which are still under development. Grant revenue for all periods presented relates to our work for the National Institutes of Health.

Operating Expenses

Research and Development

Research and development expenses were $41.6 million for the year ended December 31, 2024, compared to $21.3 million for the year ended December 31, 2023, an increase of $20.3 million. The increase in research and development expenses was primarily related to the expanded development of our TAT drug programs, including higher personnel costs and third-party research and development fees.

Management believes that research and development expenses will continue to increase as we continue to invest in the development of novel radiopharmaceutical drugs and products and expand our manufacturing capabilities. We are currently reviewing how potential tariffs might impact our costs for supplies, equipment and materials used in the development and production of our TAT drug products. We will continue to analyze announcements of new tariffs and their implementation dates while we evaluate any potential impact along with alternatives suppliers.

General and Administrative

General and administrative expenses consist primarily of the costs related to our executive, finance, human resources and information technology functions.

General and administrative expenses were $26.6 million for the year ended December 31, 2024, compared to $21.1 million for the year ended December 31, 2023, an increase of $5.5 million. The increase in general and administrative expenses for the year ended December 31, 2024 was primarily due to increased personnel costs as well as increased fees for professional services.

Goodwill Impairment

Goodwill impairment was $24.1 million for the year ended December 31, 2024, compared to $0.0 million for the year ended December 31, 2023, an increase of $24.1 million. Due to the volatility in the capital markets, particularly in the life sciences capital markets, we performed an impairment analysis as of December 31, 2024 as called for by GAAP. The analysis determined that, due to our low market capitalization, the goodwill that arose during the merger with Viewpoint Molecular Targeting, Inc. was impaired, and we expensed the full amount of goodwill that had been recorded on our balance sheet. As part of the impairment analysis, we determined that none of our other assets, including our IPR&D assets, which comprise our clinical assets and some of our preclinical assets, were impaired.

Loss on Disposal of Property and Equipment

Loss on disposal of property and equipment for the year ended December 31, 2024, was due to the disposition of approximately 4.2 acres of land in Richland, WA, that had been purchased in 2017 in anticipation of constructing a facility for our discontinued brachytherapy operations. Due to the divestiture of the brachytherapy operations, we disposed of this land in October 2024. The loss on disposal of property and equipment for the year ended December 31, 2024, was de minimis.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. We have historically financed our operations primarily through selling equity to investors. During the year ended December 31, 2024, we entered into various agreements and raised approximately $306.7 million in gross proceeds. The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(18,294)	$(36,913)
Net cash (used in) provided by investing activities	(218,931)	24,373
Net cash provided by financing activities	289,385	785
Net increase (decrease) in cash and cash equivalents	$52,160	$(11,755)

Cash Flows from Operating Activities

Net cash used in operating activities of $18.3 million in the year ended December 31, 2024 was primarily due to a net loss of approximately $79.3 million, as adjusted for non-cash expenses totaling $29.2 million (such as goodwill impairment, share-based compensation and depreciation and amortization), partially offset by $31.8 million in changes in operating assets and liabilities, primarily related to the $28.0 million in cash we received pursuant to that certain option agreement, dated January 8, 2024, by and between us and Lantheus Alpha Therapy, LLC.

Net cash used in operating activities of $36.9 million in the year ended December 31, 2023 was primarily due to a net loss of approximately $46.5 million, as adjusted for non-cash expenses totaling $6.7 million (such as the loss recognized on classification as held for sale and depreciation and amortization), partially offset by an increase of approximately $2.9 million in changes in operating assets and liabilities, primarily from accounts payable and accrued expenses, including accrued personnel expenses.

Cash Flows from Investing Activities

Net cash used in investing activities of $218.9 million in the year ended December 31, 2024 was primarily due to our purchases of $164.8 million of available-for-sale securities and $54.4 million of property and equipment, partially offset by proceeds of $0.3 million from the sale of property and equipment.

Net cash provided by investing activities of $24.4 million in the year ended December 31, 2023 was primarily due to $22.8 million in proceeds from the maturity of previously held short-term investments in U.S. Treasury Bills and $2.7 million in cash acquired as part of the merger with Viewpoint, partially offset by approximately $1.1 million in additions to property and equipment and other assets.

Cash Flows from Financing Activities

Net cash provided by financing activities of $289.4 million in the year ended December 31, 2024 was primarily related to the various capital markets transactions and other agreements we entered into, partially offset by repayment of a note payable. For additional information regarding the cash we raised, see Sources of Liquidity below.

Net cash provided by financing activities of $0.8 million in the year ended December 31, 2023 was primarily related to approximately $0.9 million received from the exercise of stock options and the issuance of common stock, partially offset by the costs related to Common Stock issued in exchange for Viewpoint common stock and the repayment of notes payable.

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

The Common Stock to be sold under the 2024 ATM Agreement, if any, will be issued and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-279692) (the May 2024 Registration Statement), which became effective upon filing with the SEC on May 24, 2024, as amended from time to time. On August 13, 2024, we filed a prospectus supplement to the May 2024 Registration Statement with the SEC in connection with the offer and sale of the 2024 ATM Shares pursuant to the 2024 ATM Agreement.

As of December 31, 2024, we had not completed any transactions pursuant to the 2024 ATM Agreement. On February 18, 2025, we sold 3,379,377 shares of our common stock under the 2024 ATM Agreement at an average price of approximately $3.02 per common share, resulting in gross proceeds of approximately $10.2 million.

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

Our gross proceeds from the Registered Offering were approximately $80.0 million, before underwriting discounts and commissions and estimated expenses of the Offering. We intend to use the net proceeds from the Registered Offering for: (i) the continued clinical development of VMT-α-NET, VMT-01/02 and PSV359; (ii) the continued development of PSV4XX and additional preclinical product candidates as well as a broader development platform; and (iii) the build out, operation and expansion of manufacturing facilities, as well as for working capital and other general corporate purposes. A portion of the net proceeds may also be used to acquire, license or invest in complementary products, technologies, intellectual property or businesses, although we have no present commitments or agreements to do so.

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

The Jan. 2024 Pre-funded Warrants were exercisable at any time after the date of issuance. The exercise price and the number of shares of Common Stock issuable upon exercise of each Jan. 2024 Pre-funded Warrant are subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock as well as upon any distribution of assets, including cash, stock or other property, to our stockholders. The Jan. 2024 Pre-funded Warrants did not have an expiration date and were exercisable in cash or by means of a cashless exercise. A holder of Jan. 2024 Pre-funded Warrants could not exercise such Jan. 2024 Pre-funded Warrants if the aggregate number of shares of Common Stock beneficially owned by such holder, together with its affiliates, would beneficially own more than 4.99% of the issued and outstanding shares of Common Stock following such exercise, as such percentage ownership is determined in accordance with the terms of the Jan. 2024 Pre-funded Warrants. A holder of Jan. 2024 Pre-funded Warrants could increase or decrease this percentage not in excess of 19.99% by providing at least 61 days’ prior notice to us. The holder of these exercised all of the Jan. 2024 Pre-funded Warrants during the fourth quarter of 2024 by means of the cashless exercise provision and within the other constraints noted above.

2023 ATM Agreement

On April 11, 2024, we sold shares of our Common Stock pursuant to that certain At Market Issuance Sales Agreement, dated as of November 17, 2023, by and among us, Oppenheimer & Co. Inc., B. Riley Securities, Inc. and JonesTrading Institutional Services LLC (2023 ATM Agreement). The sales resulted in gross proceeds to us of approximately $49.5 million. The 2023 ATM Agreement was terminated in August 2024. For additional information regarding the 2023 ATM Agreement, see our Form S-3 filed on November 17, 2023, Form S-3/A filed on December 7, 2023, and Note 3, Investments and Agreements, in this Form 10-K.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we advance and expand preclinical activities, clinical trials and potential commercialization of our program candidates. Our costs are also expected to increase as we:

•
continue the development of our clinical-stage assets, including VMT01, VMT-α-NET and PSV359;
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

At December 31, 2024, we had cash, cash equivalents and short-term investments of $226.9 million. We believe our cash, cash equivalents and short-term investments will be sufficient to fund our current planned operations and capital investments into late 2026. Monthly operating expenses are budgeted to increase for research and development and general and administrative expenses as management works to implement our strategy to advance our clinical assets in our clinical trials and to progress our preclinical assets towards clinical trials. Management anticipates a significant increase of expenses, particularly in research and development, as we undertake these activities.

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

Capital expenditures

Management regularly reviews our research and development and general and administrative functions to evaluate the most efficient deployment of capital to ensure that the appropriate materials, systems and personnel are available to support clinical trials, preclinical activities and product supply.

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

On July 1, 2023, we entered into a lease with Unico Properties LLC for office space in Seattle, WA that terminates in October 2028. Upon entering into this lease, we recognized a right-of-use asset and lease liability of approximately $0.8 million on the balance sheet based upon the present value of the future base payments discounted at an 8% discount rate using the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit discount rate. For additional information related to the our leases, see Note 11, Leases in this Form 10-K.

Effective April 1, 2024, we entered into a lease with the Board of Regents, State of Iowa, for lab and office space at the BioVentures Center. The lease terminates in March 2026. Upon entering into this lease, we recognized a right-of-use asset and lease liability of approximately $1.1 million on the balance sheet based upon the present value of the future base payments discounted at an 8% discount rate using the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit discount rate.

We acquired a lease from Progenics, an affiliate of Lantheus, for a production facility in Somerset, NJ, effective on March 1, 2024 (see Note 3, Investments and Agreements, in this Form 10-K). The lease terminates on November 29, 2028. Upon entering into this lease, we recognized a right-of-use asset and lease liability of approximately $0.3 million on the balance sheet based upon the present value of the future base payments discounted at an 8% discount rate using the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit discount rate.

On August 8, 2024, we assumed a lease from Progenics for office space in Somerset, NJ. The lease terminates on November 30, 2028. Upon entering into this lease, we recognized a right-of-use asset and lease liability of approximately $0.6 million on the balance sheet based upon the present value of the future base payments discounted at an 8% discount rate using the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit discount rate.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide Item 7A disclosure in this Annual Report.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this Item 8 is incorporated by reference to our Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm beginning at page F-1 of this Annual Report.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2024. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedures are designed to provide a reasonable level of assurance that the objectives of the system will be met.

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

We have evaluated the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). This evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our principal financial officer, both of whom concluded that our internal control over financial reporting was effective as of December 31, 2024. Our evaluation of the effectiveness of our internal control over financial reporting in future periods may differ due to changing conditions or noncompliance with the policies and procedures we have established.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

Trading Plans

During the three months ended December 31, 2024, none of our directors or executive officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item and not set forth below will be set forth in our definitive proxy statement for our 2025 Annual Meeting of Stockholders (Proxy Statement) to be filed with the U.S. Securities and Exchange Commission (SEC) within 120 days after the end of the fiscal year covered by this Form 10-K and is incorporated into this Form 10-K by reference.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item and not set forth below will be set forth in our Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K and is incorporated into this Form 10-K by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item and not set forth below will be set forth in our Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K and is incorporated into this Form 10-K by reference.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item and not set forth below will be set forth in our Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K and is incorporated into this Form 10-K by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item and not set forth below will be set forth in our Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K and is incorporated into this Form 10-K by reference.

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

2.5

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

3.3	Amended and Restated Bylaws of Perspective Therapeutics, Inc. as of February 14, 2023, incorporated by reference to Exhibit 3.2 of the Form 8-K filed on February 16, 2023.
4.1*	Description of Securities.
4.2	Form of Warrant, dated July 11, 2018, incorporated by reference to Exhibit 10.3 of the Form 8-K filed on July 11, 2018.
4.3	Form of Warrant, incorporated by reference to Exhibit A of Exhibit 10.1 of the Form 8-K filed on October 22, 2020.
4.4	Form of Pre-Funded Warrant, incorporated by reference to Exhibit 4.1 of the Form 8-K filed on January 22, 2024.
10.1!	Isoray, Inc. 2017 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 on the Form 10-Q filed on August 13, 2024.
10.2!

Form of Isoray, Inc. Stock Option Agreement and Notice of Grant of Stock Option, by and between each grantee thereunder and Isoray, Inc., incorporated by reference to Exhibit 10.1 of the Form 8-K filed on June 30, 2017.

10.3!	Perspective Therapeutics, Inc. Third Amended and Restated 2020 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on August 13, 2024.
10.4*!	Form of Perspective Therapeutics, Inc. Stock Option Agreement.
10.5!	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.6 on the Form 10-K filed on March 28, 2024.
10.6

Exclusive License Agreement between Viewpoint Molecular Targeting, Inc. and the University of Iowa Research Foundation, dated June 5, 2018, incorporated by reference to Exhibit 10.4 of the Form 10-Q filed on May 15, 2023.

10.7

Amendment #1 to the Exclusive License Agreement between Viewpoint Molecular Targeting, Inc. and the University of Iowa Research Foundation, dated July 31, 2018, incorporated by reference to Exhibit 10.5 of the Form 10-Q filed on May 15, 2023.

10.8

Amendment #2 to the Exclusive License Agreement between Viewpoint Molecular Targeting, Inc. and the University of Iowa Research Foundation, dated November 13, 2019, incorporated by reference to Exhibit 10.6 of the Form 10-Q filed on May 15, 2023.

10.9

Amendment #3 to the Exclusive License Agreement between Viewpoint Molecular Targeting, Inc. and the University of Iowa Research Foundation, dated January 30, 2020, incorporated by reference to Exhibit 10.7 of the Form 10-Q filed on May 15, 2023.

10.10

Amendment #4 to the Exclusive License Agreement between Viewpoint Molecular Targeting, Inc. and the University of Iowa Research Foundation, dated June 11, 2020, incorporated by reference to Exhibit 10.8 of the Form 10-Q filed on May 15, 2023.

10.11

Know-How License Agreement between Viewpoint Molecular Targeting, Inc. and Mayo Foundation for Medical Education and Research, dated February 22, 2022, incorporated by reference to Exhibit 10.9 of the Form 10-Q filed on May 15, 2023.

10.12

Form of U.S. Department of Energy Order Form between Viewpoint Molecular Targeting, Inc. and Oak Ridge National Laboratory, dated January 1, 2021, incorporated by reference to Exhibit 10.10 of the Form 10-Q filed on May 15, 2023.

10.13

Promissory Note between Viewpoint Molecular Targeting, Inc. and Hills Bank and Trust Company, dated December 29, 2022, incorporated by reference to Exhibit 10.13 of the Form 10-Q filed on May 15, 2023.

10.14

Separation Agreement between Perspective Therapeutics, Inc., Isoray Medical, Inc. and Lori A. Woods, dated February 3, 2023, incorporated by reference to Exhibit 10.2 of Form 8-K filed on February 6, 2023.

10.15!	Executive Employment Agreement, dated June 16, 2023, by and between the Company and Johan Spoor, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on June 23, 2023.
10.16!	Executive Employment Agreement, dated June 16, 2023, by and between the Company and Jonathan Hunt, incorporated by reference to Exhibit 10.2 of the Form 8-K filed on June 23, 2023.
10.17!	Executive Employment Agreement, dated June 16, 2023, by and between the Company and Dr. Markus Puhlmann, incorporated by reference to Exhibit 10.3 of the Form 8-K filed on June 23, 2023.
10.18	Investment Agreement, dated March 4, 2024, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on March 6, 2024.
10.19	Registration Rights Agreement, dated January 22, 2024, by and between the Company and Lantheus Alpha Therapy, LLC, incorporated by reference to Exhibit 10.26 of the Form 10-K filed on March 28, 2024.
10.20	Registration Rights Agreement, dated March 6, 2024, incorporated by reference to Exhibit 10.3 of the Form 8-K filed on March 6, 2024,
10.21+#

License Agreement, by and between Perspective Therapeutics, Inc. and Mayo Foundation for Medical Education and Research, dated December 31, 2023, incorporated by reference to Exhibit 10.28 of the Form 10-K filed on March 28, 2024.

10.22+#

Investment Agreement, by and between Perspective Therapeutics, Inc. and Lantheus Alpha Therapy, LLC, dated January 8, 2024, incorporated by reference to Exhibit 10.1 of the Form 8-K/A filed on January 17, 2024.

10.23+

Asset Purchase Agreement, by and between Perspective Therapeutics, Inc. and Progenics Pharmaceuticals, Inc., dated January 8, 2024, incorporated by reference to Exhibit 10.2 of the Form 8-K/A filed on January 17, 2024.

10.24+#

Option Agreement, by and between Perspective Therapeutics, Inc. and Lantheus Alpha Therapy, LLC, dated January 8, 2024, incorporated by reference to Exhibit 10.3 of the Form 8-K/A filed on January 17, 2024.

10.25!	Separation Agreement between Perspective Therapeutics, Inc. and Mark Austin, dated August 26, 2024, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on November 12, 2024.
10.26

Master Equipment and Services Agreement, dated as of September 18, 2024, by and between Perspective Therapeutics, Inc. and Comecer SpA, incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on September 20, 2024.

10.27

Form of Statement of Work Pursuant to Master Equipment and Services Agreement, dated as of September 18, 2024, by and between Perspective Therapeutics, Inc. and Comecer SpA, incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on September 20, 2024.

10.28

Controlled Equity OfferingSM Sales Agreement, dated as of August 13, 2024, by and among Perspective Therapeutics, Inc., Cantor Fitzgerald & Co. and RBC Capital Markets, LLC, incorporated by reference to Exhibit 1.1 of the Form 8-K filed on August 13, 2024.

10.29*!	Executive Employment Agreement, effective as of January 6, 2025, by and between Perspective Therapeutics, Inc. and Juan Graham.
16.1	Letter of Assure CPA, LLC, dated April 8, 2024, incorporated by reference to Exhibit 16.1 of the Form 8-K filed on April 8, 2024.
19.1*	Insider Trading Policy.
21.1*	Subsidiaries of the Company.
23.1*	Consent of WithumSmith+Brown, PC.
23.2*	Consent of Assure CPA, LLC
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Incentive Compensation Recovery Policy, incorporated by reference to Exhibit 97 of the Form 10-K filed on March 28, 2024.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed Herewith

** Furnished Herewith

! Denotes Management Contract or Compensatory Plan or Arrangement

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

Dated: March 26, 2025

PERSPECTIVE THERAPEUTICS, INC., a Delaware corporation

By: /s/ Johan (Thijs) Spoor
Johan (Thijs) Spoor, Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 26, 2025

/s/ Johan (Thijs) Spoor
Johan (Thijs) Spoor, Chief Executive Officer, Director Principal Executive Officer

/s/ Juan Graham
Juan Graham, Chief Financial Officer
Principal Financial Officer

/s/ Jonathan Hunt
Jonathan Hunt, Chief Accounting Officer Principal Accounting Officer

/s/ Lori A. Woods
Lori A. Woods, Chairperson

/s/ Heidi Henson
Heidi Henson, Director

/s/ Robert F. Williamson III
Robert F. Williamson III, Director

/s/ Frank Morich
Frank Morich, Director

Perspective Therapeutics, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Perspective Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Perspective Therapeutics, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting Treatment of the Lantheus Option Agreement

Description of the Matter

The Company recorded current and noncurrent deferred income from the Lantheus option agreement of $1.4 million and $26.6 million, respectively, at December 31, 2024. As described in Note 3 to the consolidated financial statements, the term of the option agreement includes several exclusive options related to VMT-α-NET and preclinical development programs that were granted to Lantheus. The amount received under the agreements is a nonrefundable upfront payment.

Auditing the Company’s accounting treatment of the option agreement was complex and required significant judgments primarily in assessing the accounting treatment and evaluating estimates of the total expected inputs under the cost method for the deferred income that will be recognized over time.

How We Addressed the Matter in Our Audit

We obtained an understanding of and evaluated the design of controls relating to the Company’s review and evaluation of the option agreement. We evaluated the significant accounting policies relating to the Company’s analyses, as well as management’s application of the policies, for appropriateness and reasonableness. We obtained an understanding of the valuation methodology including the key inputs and management assumptions.

To test the accounting treatment and valuation of the option agreement, we performed audit procedures that included, among other things, obtaining an understanding of the Company’s process to account for the option agreement, obtaining and auditing the technical accounting memo by evaluating the applicable technical guidance and application, reviewing the option agreement for key terms, evaluating the reasonableness of management’s assumptions used as inputs within the valuation model and testing the accuracy of the underlying data used in the valuation model. We also involved a valuation specialist to assist in evaluating the valuation methodology and significant assumptions used in the valuation model.

We have served as the Company's auditor since 2024.

San Francisco, California

March 26, 2025

PCAOB ID Number 100

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Perspective Therapeutics, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Perspective Therapeutics, Inc. and its subsidiaries (“the Company”) as of December 31, 2023, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Acquisition of Viewpoint Molecular Targeting, Inc - Valuation of In-process Research and Development Intangible Assets

As disclosed in Note 4 to the consolidated financial statements, during 2023, the Company completed the acquisition of Viewpoint Molecular Targeting, Inc. for total consideration of approximately $68.6 million. The transaction was accounted for as business combination. Of the acquired net assets, in-process research and development (“IPR&D”) intangible asset of $50.0 million was recorded. The fair value of acquired IPR&D intangible asset was determined using the multi-period excess earnings method. The significant assumptions used to estimate the fair value of the IPR&D intangible asset included forecasted cash flows and discount rates.

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

(i)
Management’s processes relating to the acquisition accounting and management’s valuation of the IPR&D intangible asset;
(ii)
The appropriateness of the valuation method;
(iii)
The reasonableness of the significant assumptions;
(iv)
The results of sensitivity analysis on the fair value of the IPR&D intangible asset from changes in the assumptions; and
(v)
The reasonableness of certain forecasted cash flows assumptions which included consideration of:
a.
company specific factors of the acquired business;
b.
consistency with external market and industry data; and
c.
whether the assumptions were consistent with evidence obtained in other areas of the audit.

/s/ Assure CPA, LLC

We served as the Company’s auditor from 2005 through 2024.

Spokane, Washington

March 28, 2024, except for Note 1, as to which the date is March 26, 2025

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Perspective Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except shares and par value data)

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$61,580	$9,238
Short-term investments	165,336	-
Accounts receivable, net of allowance for doubtful accounts: $543 and $650	116	1,165
Prepaid expenses and other current assets	4,128	1,133
Current assets held for sale, discontinued operations	-	5,301
Total current assets	231,160	16,837
Noncurrent assets:
Property and equipment, net	57,321	5,576
Right-of-use asset, net	2,215	747
Restricted cash	-	182
Intangible assets, in-process research and development	50,000	50,000
Goodwill	-	24,062
Other assets, net	405	487
Total assets	$341,101	$97,891
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,343	$6,909
Lease liability	957	46
Accrued personnel expenses	5,478	3,588
Note payable	52	49
Deferred Income (Note 3)	1,400	-
Current liabilities of discontinued operations	-	5,072
Total current liabilities	18,230	15,664
Noncurrent liabilities:
Lease liability, net of current portion	1,428	780
Note payable, net of current portion	1,625	1,676
Deferred Income, net of current portion (Note 3)	26,600	-
Deferred tax liability	2,495	4,592
Other noncurrent liabilities	55	-
Total liabilities	50,433	22,712
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock: $0.001 par value; 7,000,000 shares authorized; 5,000,000 designated Series B convertible; no shares issued	-	-
Common stock: $0.001 par value; authorized 750,000,000 shares; issued 70,671,464 and 28,180,985 shares[1]	70	28
Additional paid-in capital[1]	522,368	227,591
Accumulated other comprehensive loss	(51)	-
Accumulated deficit	(231,719)	(152,440)
Total stockholders’ equity	290,668	75,179
Total liabilities and stockholders’ equity	$341,101	$97,891
1.
Amounts for prior periods presented have been retroactively adjusted to reflect the 1-for-10 reverse stock split effected on June 14, 2024. See Note 1 for details.

The accompanying notes are an integral part of these consolidated financial statements.

Perspective Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Dollars and shares in thousands, except for per-share amounts)

	Year Ended December 31,
	2024	2023
Grant revenue	$1,454	$1,434

Operating expenses:
Research and development	41,638	21,311
General and administrative	26,613	21,064
Goodwill impairment	24,062	-
Loss on disposal of property and equipment	27	-
Total operating expenses	92,340	42,375

Operating loss	(90,886)	(40,941)

Non-operating income (expense):
Interest income	10,515	934
Interest and other expense, net	(48)	(82)
Equity in loss of affiliate	(8)	(17)
Total non-operating income, net	10,459	835

Net loss from continuing operations	(80,427)	(40,106)
Net loss from discontinued operations	(949)	(9,053)
Net loss before deferred income tax benefit	(81,376)	(49,159)
Deferred income tax benefit	2,097	2,651
Net loss	$(79,279)	$(46,508)

Basic and diluted loss per share:
Loss from continuing operations[1]	$(1.22)	$(1.40)
Loss from discontinued operations[1]	(0.01)	(0.34)
Basic and diluted loss per share[1]	$(1.23)	$(1.74)
Weighted-average number of common shares used in computing net loss per share, basic and diluted[1]:	64,425	26,764

Unrealized loss on available-for-sale securities	$(51)	$-
Comprehensive loss	$(79,330)	$(46,508)

1.
Amounts for prior periods presented have been retroactively adjusted to reflect the 1-for-10 reverse stock split effected on June 14, 2024. See Note 1 for details.

The accompanying notes are an integral part of these consolidated financial statements.

Perspective Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands, except shares)

	Year Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(79,279)	$(46,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense and amortization	2,306	986
Loss on disposal of property and equipment	27	22
Net accretion of discounts on available-for-sale securities	(607)	-
Loss on divestiture	59	4,170
Goodwill impairment	24,062	-
Share-based compensation	5,387	3,738
Deferred income tax benefit	(2,097)	(2,651)
Other, net	34	410
Changes in operating assets and liabilities:
Accounts receivable, net of allowance	1,049	198
Inventory related to discontinued operations (Note 5)	11	359
Interest receivable	(880)	-
Prepaid expenses and other current assets	(1,911)	(325)
Accounts payable and accrued expenses	1,890	1,573
Deferred Income[1]	28,000	-
Accrued personnel expenses	3,600	1,115
Other noncurrent liabilities	55	-
Net cash used in operating activities	(18,294)	(36,913)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(54,414)	(1,072)
Proceeds from the sale of property and equipment	335	-
Additions to other assets	(72)	(18)
Purchases of available-for-sale securities	(164,780)	-
Proceeds from maturity of held-to-maturity investments	78,730	22,764
Purchases of held-to-maturity investments	(78,730)	-
Net cash acquired in acquisition of Viewpoint	-	2,699
Net cash (used in) provided by investing activities	(218,931)	24,373

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(48)	(68)
Proceeds from sales of common stock, pursuant to exercise of warrants, net	125	-
Proceeds from sales of common stock, pursuant to exercise of options	1,253	554
Proceeds from the issuance of common stock	275,807	364
Proceeds from the issuance of Pre-funded Warrants, net[1]	12,248	-
Issuance costs related to common stock issued in exchange for Viewpoint common stock	-	(65)
Net cash provided by financing activities	289,385	785

Net increase (decrease) in cash, cash equivalents and restricted cash	52,160	(11,755)
Cash, cash equivalents and restricted cash beginning of period	9,420	21,175
CASH, CASH EQUIVALENTS AND RESTRICTED CASH END OF PERIOD	$61,580	$9,420
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$61,580	$9,238
Restricted cash	-	182
Total cash, cash equivalents and restricted cash shown on the consolidated statements of cash flows	$61,580	$9,420

1.
See Note 3, Investments and Agreements, for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

Perspective Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows, continued

(In thousands, except shares)

	Year Ended December 31,
	2024	2023
Supplemental schedule of noncash investing and financing activities:
Recognition of operating lease liability and right-of-use asset	$2,115	$811
Modification of operating lease liability and right-of-use asset	-	557
Fair value of Viewpoint assets acquired including goodwill	-	82,628
13,654,5072 shares of Perspective Therapeutics common stock issued in exchange for Viewpoint common stock	-	(54,618)
Assumption of Viewpoint stock options and warrants at fair value	-	(7,836)
Note receivable and accrued interest from Viewpoint forgiven	-	(6,171)

2.
Amount for prior period presented has been retroactively adjusted to reflect the 1-for-10 reverse stock split effected on June 14, 2024. See Note 1 for details.

The accompanying notes are an integral part of these consolidated financial statements.

Perspective Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except shares)

	Common Stock
	Shares[1]	Amount[1]	Additional Paid-in Capital[1]	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balances at December 31, 2022	14,211,276	$14	$160,560	$-	$(105,932)	$54,642
Issuance of common stock in exchange for Viewpoint common stock, net	13,654,507	14	54,539	-	-	54,553
Assumption of Viewpoint stock options and warrants at fair value	-	-	7,836	-	-	7,836
Issuance of common stock pursuant to at-the-market offering, net	123,883	-	364	-	-	364
Issuance of common stock pursuant to exercise of options	191,319	-	554	-	-	554
Share-based compensation	-	-	3,738	-	-	3,738
Net loss	-	-	-	-	(46,508)	(46,508)
Balances at December 31, 2023	28,180,985	$28	$227,591	$-	$(152,440)	$75,179
Issuance of common stock pursuant to the Public Offering, net[2]	15,639,954	16	53,125	-	-	53,141
Issuance of Jan. 2024 Pre-funded Warrants, net[2]	-	-	10,208	-	-	10,208
Issuance of common stock pursuant to the Lantheus Investment Agreement, net[2]	5,634,235	6	20,840	-	-	20,846
Issuance of common stock pursuant to the March 2024 Investment Agreement, net[2]	9,200,998	9	82,010	-	-	82,019
Issuance of common stock pursuant to the ATM, net[2]	3,535,246	3	47,930	-	-	47,933
Issuance of common stock pursuant to the Registered Offering, net[2]	5,151,588	5	71,863	-	-	71,868
Issuance of May 2024 Pre-funded Warrants, net[2]	-	-	2,040	-	-	2,040
Cancellation of fractional shares due to the 1-for-10 reverse stock split	(114)	-	(1)	-	-	(1)
Issuance of common stock pursuant to exercise of options	304,795	-	1,253	-	-	1,253
Issuance of stock pursuant to exercise of common stock warrants	22,786	-	125	-	-	125
Issuance of stock pursuant to exercise of Pre-funded Warrants	3,000,991	3	(3)	-	-	-
Unrealized loss on available-for-sale securities				(51)	-	(51)
Share-based compensation	-	-	5,387	-	-	5,387
Net loss	-	-	-	-	(79,279)	(79,279)
Balances at December 31, 2024	70,671,464	$70	$522,368	$(51)	$(231,719)	$290,668

1.
Amounts for prior periods presented have been retroactively adjusted to reflect the 1-for-10 reverse stock split effected on June 14, 2024. See Note 1 for details.
2.
See Note 3, Investments and Agreements, for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

Perspective Therapeutics, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

1.
Description of Business

Perspective Therapeutics, Inc. is a radiopharmaceutical development company that is pioneering advanced treatment applications for cancers throughout the body. The accompanying consolidated financial statements are those of Perspective Therapeutics, Inc., and its wholly owned subsidiaries, referred to herein as “Perspective Therapeutics” or the “Company.”

Merger

On February 3, 2023, the Company completed the merger of Isoray Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company, with Viewpoint Molecular Targeting, Inc. (Viewpoint) (such transaction being the Merger). Pursuant to the Merger, the Company issued 13,654,507 shares of its common stock, par value $0.001 per share (Common Stock), representing approximately 49% of its fully diluted outstanding capital stock as of the close of the Merger. Viewpoint is an alpha-particle radiopharmaceutical company in the alpha-emitter market developing oncology therapeutics and complementary imaging agents. For additional information, see Note 4, Merger, in this Form 10-K.

Discontinued Operations

On April 12, 2024, the Company completed the sale of its Cesium-131 brachytherapy business and substantially all of the assets of Isoray Medical, Inc. (Isoray), a wholly owned subsidiary of Perspective Therapeutics, to GT Medical Technologies, Inc., a Delaware corporation (GT Medical) (such transaction being the GT Medical Closing). Pursuant to the GT Medical Closing, GT Medical issued to Isoray 279,516 shares of GT Medical’s common stock, par value $0.0001 per share, representing 0.5% of GT Medical’s issued and outstanding capital stock on a fully diluted basis as of the closing. Accordingly, the financial information and operating results of the Cesium-131 brachytherapy business have been presented as discontinued operations in the consolidated financial statements for all periods presented. Unless otherwise noted, discussion within these notes to the consolidated financial statements relates to continuing operations. For additional information, see Note 5, Discontinued Operations, in this Form 10-K.

Reverse Stock Split

On June 14, 2024, the Company effected a 1-for-10 reverse stock split (Reverse Split) of the Company’s issued and outstanding shares of Common Stock, and the Common Stock began trading on a split-adjusted basis on June 17, 2024. The Reverse Split did not reduce the total number of authorized shares of Common Stock or the Company’s preferred stock, par value $0.001 per share (Preferred Stock), or change the par values of the Common Stock or Preferred Stock. The Reverse Split affected all stockholders uniformly and did not affect any stockholder’s ownership percentage of the shares of Common Stock (except to the extent that the Reverse Split resulted in some of the stockholders receiving cash in lieu of fractional shares). All outstanding options and warrants entitling their holders to purchase shares of Common Stock were adjusted as a result of the Reverse Split, in accordance with the terms of each such security. In addition, the number of shares reserved for future issuance pursuant to the Company’s equity incentive plans was also adjusted accordingly. As a result, all historical per share data, number of shares issued and outstanding, and outstanding options and warrants for the periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively in this Form 10-K, where applicable, to reflect the Reverse Split.

Segment Information

A segment is defined as a component of an entity that has discrete financial information available for regular evaluation by the Chief Operating Decision Maker (CODM) and is used to make decisions on how to allocate resources and assess performance. The Company has one operating and reportable segment, which is its radiopharmaceutical development segment. The accounting policies of the radiopharmaceutical development segment are the same as those reported in Note 2, Summary of Significant Accounting Policies. The measurement of segment profit or loss is reported as “net loss” in the Consolidated Statements of Operation and Comprehensive Loss. The Company monitors its cash, cash equivalents and short-term investments, as reported on the Consolidated Balance Sheets, to determine funding for its research and development. To allocate resources, the Company’s CODM, who is its Chief Executive Officer, regularly reviews scientific data from clinical and preclinical studies and forecasted expenses for continued operations. The Company currently does not generate revenue from commercial products and incurs the majority of its expenses in the United States.

Liquidity

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company has had a history of operating losses and an absence of significant recurring cash inflows from revenue. At December 31, 2024, the Company had cash, cash equivalents and short-term investments of $226.9 million and total accumulated deficit of $231.7 million. The Company has historically financed its operations primarily through selling equity.

The Company believes that its $226.9 million of cash, cash equivalents and short-term investments as of December 31, 2024 will enable it to fund its current planned operations into late 2026, though it may raise additional capital through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements and/or government funding and grants.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The operating plan may change as a result of many factors currently unknown to management, and there can be no assurance that the current operating plan will be achieved in the timeframe anticipated by management or at all, and the Company may need to seek additional funds sooner than anticipated. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from potential unknown factors.

The Company anticipates that as the result of continuing operating losses and the significant net operating losses available from prior fiscal years, its effective income tax rate for fiscal year 2024 will be 0%.

Reclassifications

In addition to the discontinued operations discussed above, the Company made certain reclassifications to prior period amounts in the consolidated financial statements and accompanying notes to conform to the current period presentation. The reclassification of these items had no impact on net loss, financial position or cash flows in the current or prior periods. Specifically, the following items were updated:

Consolidated Balance Sheets and Consolidated Statements of Cash Flows

•
Accrued payroll and related taxes and accrued vacation were combined to create accrued personnel; and
•
Accrued protocol expense and accrued waste disposal were included in accounts payable and accrued expenses.

Consolidated Statements of Cash Flows

•
Depreciation expense and amortization of other assets were combined to create depreciation expense and amortization; and
•
Foreign currency adjustments, lease expense, equity in loss of affiliate (see the Consolidated Statements of Operations and Comprehensive Loss), write-off of inventory associated with a discontinued product (see Note 5, Discontinued Operations), accretion of asset retirement obligation and change in estimate of asset retirement obligation were combined to create other, net.

2.
Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash Equivalents

The Company considers currency on hand, demand deposits, time deposits, and all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents are held in various financial institutions in the United States.

Short-Term Investments

Available-for-Sale Securities

The Company has available-for-sale securities with original maturities of more than three months from the date of purchase that are specifically identified to fund operations. The available-for-sale securities are classified as current assets even though the stated maturity date may be one year or beyond the current balance sheet date as this reflects management’s intention to use the proceeds from the sale of these investments to fund the Company’s operations as necessary. The available-for-sale securities are carried at fair value with unrealized gains and non-credit-related losses recorded in other comprehensive loss and included as a separate component of stockholders’ equity. The cost of available-for-sale securities is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization or accretion, as well as dividend and interest income, are included in interest income in the Consolidated Statements of Operations and Comprehensive Loss. Realized gains and losses from the sale of available-for-sale securities will be determined on a specific identification basis and included in interest income on the Company’s Consolidated Statements of Operations and Comprehensive Loss. Available-for-sale securities that are sold during the reporting period will not be remeasured prior to sale, resulting in a net presentation of changes in fair value.

Held-to-Maturity Investments

From time to time, the Company has invested in U.S. Treasury Bills in which it had the intent and ability to hold until the date of maturity. As such, these investments were carried at amortized cost and classified as held to maturity. At December 31, 2024 and December 31, 2023, the Company had no held-to-maturity investments.

Allowance for Credit Losses

For available-for-sale securities in an unrealized loss position, pursuant to Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, the Company first assesses whether it intends to sell, or if it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding the intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through earnings. For securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from the credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes in interest rates, market conditions, changes to the underlying credit ratings and forecasted recovery, among other factors. If this assessment indicates a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized costs basis, a credit loss exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. The credit-related portion of unrealized losses and any subsequent improvements are recorded in interest income through an allowance account. Any impairment that has not been recorded through an allowance for credit losses is recognized in comprehensive loss on the Consolidated Statements of Operations and Comprehensive Loss, as applicable.

The Company elected the practical expedient to exclude the applicable accrued interest receivables from both the fair value and amortized cost basis of available-for-sale securities. Accrued interest receivable is recorded in prepaid expenses and other current assets in the Consolidated Balance Sheets. Uncollectible accrued interest receivables associated with an impaired security are reversed against interest income upon identification of the impairment.

Property and Equipment

Property and equipment is capitalized and carried at cost less accumulated depreciation. Depreciation expense is recorded to operating expenses. Normal maintenance and repairs are charged to expense as incurred. When any assets are sold or otherwise disposed of, the cost and accumulated depreciation are reversed with any resulting gain or loss being recognized on the Consolidated Statements of Operations and Comprehensive Loss.

Depreciation is computed using the straight-line method over the following estimated useful lives (in years):

Research and development equipment	3	to	7
Office equipment	2	to	10
Furniture and fixtures	2	to	10

Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset.

Property and equipment that is acquired but not yet placed in service is recorded on the Consolidated Balance Sheets at cost, and no depreciation expense or accumulated depreciation is recognized until the property and equipment is placed in service.

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

Fair Value Measurement

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period is included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. The Company has no financial assets or liabilities that are adjusted to fair value on a recurring basis.

Certain assets and liabilities, including net assets acquired in business combinations, are measured at fair value on a nonrecurring basis; that is, the assets or liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment or an acquisition of a business). The Company’s investments, which include cash equivalents and short-term investments, are measured and recorded at fair value on a recurring basis. The carrying amounts of financial instruments, which include short-term investments, prepaid expenses and other current assets, accounts payable and accrued expenses, note payable and equity method investment are considered to be representative of their respective fair value because of the short-term nature of most of the investments and because the instruments could be exchanged in a current transaction between willing parties.

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on investments and foreign currency gains and losses.

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

Legal Contingencies

The Company records contingent liabilities resulting from asserted and unasserted claims against it, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. Currently, the Company does not believe any probable legal proceedings or claims will have a material adverse effect on its financial position or results of operations other than the estimated liability recorded during the fiscal year ended December 31, 2024. However, if actual or estimated probable future losses exceed the Company’s recorded liability for such claims, it would record additional charges as other expense during the period in which the actual loss or change in estimate occurred. For additional information, see Note 17, Commitments and Contingencies.

Income Taxes

Income taxes are accounted for under the liability method in accordance with Accounting Standards Codification (ASC) 740, Income Taxes. Under this method, the Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years based on the reporting of certain costs in different periods for financial statement and income tax purposes. This method also requires the recognition of future tax benefits such as net operating loss carry-forwards, to the extent that realization of such benefits is not subject to an allowance. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment of the change. In the event that the Company is assessed penalties and/or interest, penalties will be charged to other operating expense and interest will be charged to interest expense in the period that they are assessed. The Company recognizes liabilities for uncertain tax positions based on a two-step process, whereby (1) it is determined whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the “more likely than not” recognition threshold, the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the related tax authority would be recognized.

Leases

The Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the Consolidated Balance Sheets as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. Variable lease expenses are recorded when incurred.

Goodwill and In-Process Research and Development (IPR&D)

IPR&D assets represent the fair value of incomplete research and development (R&D) projects that had not reached technological feasibility as of the date of the acquisition. Initially, these assets are classified as IPR&D and are not subject to amortization. IPR&D assets that reach commercialization are amortized on a straight-line basis over their estimated useful life. Estimated useful lives are determined considering the period the assets are expected to contribute to future cash flows. Post-acquisition R&D expenses related to these projects are expensed as incurred.

Goodwill represents the excess of the cost of net assets acquired in business combinations over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. The Company tests goodwill and indefinite-lived intangibles for impairment at least annually in the fourth quarter by assessing qualitative factors to determine whether it is more likely than not that the fair value of the assets is below their carrying value. The Company will also test these assets more frequently whenever events or circumstances change that would more likely than not reduce the fair value below the carrying amount. Such events or changes in circumstance include significant deterioration in overall economic conditions, changes in the business climate or a decline in our market capitalization. To test goodwill and indefinite-lived intangible assets for impairment, the Company may perform both a qualitative assessment and quantitative assessment. For the qualitative assessment, the Company considers operating results and scientific data from clinical and preclinical studies as well as circumstances impacting the operations or cash flows of the reporting unit or indefinite-lived intangible assets, including macroeconomic conditions and industry and market conditions. If a qualitative assessment indicates the fair value of the asset is more likely than not less than its carrying value, then a quantitative assessment is performed which is based on an income-based valuation approach for indefinite-lived intangible assets or a comparison of the estimated fair value of the entity using market inputs for goodwill. If it is determined that an impairment exists, the Company recognizes an impairment loss for the amount by which the carrying amount of the reporting unit or indefinite-lived intangible asset exceeds its estimated fair value. Fair value estimates are based on assumptions believed to be reasonable at the time, but such assumptions are subject to inherent uncertainty, and actual results may differ materially from those estimates.

The Company performed its annual qualitative IPR&D and goodwill impairment analyses as of October 31, 2024, and determined that the fair value of the assets exceeded book value. However, the Company began experiencing a decline in its stock market price in November, consistent with the overall life sciences industry, and performed an interim goodwill impairment analysis as of December 31, 2024. In connection with that analysis, the Company determined its goodwill was impaired. For additional information regarding this assessment and the IPR&D annual qualitative analysis, see Note 10, Goodwill, Intangible Assets and Other Assets, Net.

Grant Revenue Recognition

The Company enters into contracts with governmental agencies for services. These contracts are analyzed in order to determine if they should be accounted for under a revenue recognition model pursuant to ASC 606, Revenue from Contracts with Customers, or a grant model pursuant to ASC 958, Not-for-Profit Entities. If accounted for pursuant to a grant model, the Company must determine if the grant is conditional or unconditional, and if any conditional barriers exist which must be overcome. If unconditional, the grant is recognized as revenue immediately, and if conditional, the grant is recognized as revenue as and when the barriers are overcome. The Company concluded that payments received under the current grants represent conditional, nonreciprocal contributions, as described in ASC 958, and that the grants are not within the scope of ASC 606, as the organizations providing the grants do not meet the definition of a customer. The significant barrier to the current conditional grants is that the expenses incurred must meet the qualifications as established by the respective governmental agencies, so that the grant revenue is recognized as the qualified expenses are incurred. Expenses for grants are tracked using a project code specific to the grant, and the employees also track hours worked by using the project code. Under ASC 958, grants related to income are presented as part of the consolidated statements of operations, either separately or under a general heading. Both methods are acceptable under ASC 958. The Company has elected to record grants related to income separately on the Consolidated Statements of Operations and Comprehensive Loss as “grant revenue.” The related expenses are recorded within R&D and general and administrative.

Loss per Share

Basic and diluted loss per share is calculated by dividing net loss by the weighted average number of shares of Common Stock outstanding and does not include the impact of any potentially dilutive common stock equivalents. In January 2024 and May 2024, the Company issued pre-funded warrants in connection with the Public Offering (as defined below) and the Registered Offering (as defined below), respectively (see Note 3, Investments and Agreements, in this Form 10-K). As the pre-funded warrants’ exercise price is nominal and there are no conditions that must be satisfied prior to their exercise, the pre-funded warrants are included in the calculation of the basic and diluted earnings per share as of December 31, 2024. At each of December 31, 2024 and 2023, the calculation of diluted weighted average shares did not include common stock warrants or options that were potentially convertible into Common Stock as those would be antidilutive due to the Company’s net loss position.

Securities not considered in the calculation of diluted loss per share, but that could be dilutive in the future, are as follows:

	December 31, 2024	December 31, 2023
Common stock warrants	415,779	576,063
Common stock options	7,352,501	5,113,242
Total potential dilutive securities	7,768,280	5,689,305

Effective upon the closing of the Merger with Viewpoint on February 3, 2023, the Company assumed 338,715 warrants to purchase shares of Common Stock with an exercise price of $2.70 per share and 2,426,331 options to purchase shares of Common Stock with exercise prices ranging from $1.30 to $3.00 per share.

Equity Method Investment

Investments in companies for which the Company has the ability to exercise significant influence, but do not control, are accounted for under the equity method. Under the equity method of accounting, the Company’s share of the net earnings or losses of the investee are included in other income (expense) in the Consolidated Statements of Operations and Comprehensive Loss. At the end of each reporting period, the Company considers whether impairment indicators exist to evaluate whether an equity method investment is impaired and, if so, record an impairment loss. Investments are accounted for on a one-quarter lag. As changes in ownership percentage of the Company’s investments occur, the Company assesses whether it can exercise significant influence and account for under the equity method. If its ownership percentage of the company in which it has investment changes, the Company recognizes a gain or loss on the investment in the period of change. Included in the consolidated financial statements for the year ended December 31, 2024 is the Company’s proportional share of losses, which was de minimis.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management of the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes of the Company including, but not limited to, the allowance for doubtful accounts receivable; the estimated useful lives used in calculating depreciation and amortization on the Company’s fixed assets, patents, trademarks and other assets; equity method investment; and inputs to the Black-Scholes calculation used in determining the expense related to share-based compensation including volatility and estimated lives of options granted. Accordingly, actual results could differ from those estimates and affect the amounts reported in the consolidated financial statements.

Discontinued Operations

The Company categorizes the assets and liabilities of a business component as discontinued operations once management commits to a plan to sell, the business segment is available for immediate sale, management has initiated a plan to sell at a price that is reasonable in relation to its fair value, management anticipates the sale will occur within one year, and it is unlikely that significant changes will be made to the plan to sell. In addition, the business component must be comprised of operations and cash flows that are clearly distinguished from the rest of the entity. The results of discontinued operations are aggregated and presented separately on the Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Loss.

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

Recently Adopted and Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, Segment Reporting (Topic 280), which expands segment disclosure requirements, including new disclosure requirements for entities with a single reportable segment. This new standard is effective for the Company for annual periods after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 on January 1, 2025, and the adoption had no material impact on its consolidated financial statements.

Accounting Standards Updates to Become Effective in Future Periods

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures, which requires companies to disclose disaggregated information about any relevant expense caption presented on the face of the income statement within continuing operations in the following required expense categories, as applicable: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization and (5) depreciation, depletion and amortization recognized as part of oil- and gas-producing activities or other depletion expenses. This update will be effective beginning after December 15, 2026. The Company is currently evaluating the impact that adoption of ASU 2024-03 will have on its consolidated financial statements.

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

Significant Accounting Policies Related to Discontinued Operations

Accounts Receivable

Accounts receivable relate to the Company’s discontinued operations (see Note 5, Discontinued Operations) and are stated at the amount that management of the Company expects to collect from outstanding balances. Management provides for probable uncollectible amounts through an allowance for doubtful accounts. Additions to the allowance for doubtful accounts are based on management’s judgment, considering historical experience with write-offs, collections and current credit conditions. Balances which remain outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to the applicable accounts receivable. Payments received subsequent to the time that an account is written off are treated as bad debt recoveries.

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

Revenue Recognition

The Company recognizes revenue based on the five-step model for revenue recognition as prescribed by ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as follows: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the prices to the performance obligations; and (5) recognize revenue. The Company has some agreements that contain general commercial terms and product prices but do not contain an obligation to provide goods to the customer. The Company’s performance obligation, which is established when the customer submits a purchase order and the Company accepts the order, is to deliver the product based on the purchase order received. The Company typically recognizes revenue at the time of shipment, at which time the title passes to the customer, and there are no further performance obligations.

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

The Common Stock to be sold under the 2024 ATM Agreement, if any, will be issued and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-279692) (the May 2024 Registration Statement), which became effective upon filing with the Securities and Exchange Commission (SEC) on May 24, 2024, as amended from time to time. On August 13, 2024, the Company filed a prospectus supplement to the May 2024 Registration Statement with the SEC in connection with the offer and sale of the 2024 ATM Shares pursuant to the 2024 ATM Agreement.

As of December 31, 2024, the Company had not completed any transactions pursuant to the 2024 ATM Agreement. On February 18, 2025, the Company sold 3,379,377 shares of its common stock under the 2024 ATM Agreement at an average price of approximately $3.02 per common share, resulting in gross proceeds of approximately $10.2 million.

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

Lantheus Agreements

Investment Agreement

On January 8, 2024, the Company entered into an investment agreement (Lantheus Investment Agreement) with Lantheus Alpha Therapy, LLC, a Delaware limited liability company and wholly owned subsidiary of Lantheus Holdings, Inc. (Lantheus), pursuant to which the Company agreed to sell and issue to Lantheus in a private placement transaction certain shares (Lantheus Shares) of Common Stock. The closing of the purchase and sale of the Lantheus Shares to Lantheus by the Company (Lantheus Closing) was subject to the Company raising at least $50.0 million of gross proceeds (excluding Lantheus’ investment) in a qualifying third-party financing transaction, which occurred on January 22, 2024.

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

The Lantheus Investment Agreement also contains agreements of the Company and Lantheus whereby Lantheus is provided certain board observer and information rights of the Company, subject to certain exceptions.

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

Pursuant to the Lantheus Investment Agreement, the Company is required to notify Lantheus within 10 business days of the end of a fiscal quarter in which the Company issues shares of Common Stock pursuant to “at the market” sales programs, including the 2024 ATM Agreement, of (i) the number of shares of Common Stock issued during such fiscal quarter pursuant to such agreement and (ii) the average price per share received by the Company before commissions (ATM Average Price). Upon receipt of such notice, Lantheus may elect, at its option, to purchase all or a portion of its Pro Rata Portion (as defined in the Lantheus Investment Agreement) of such shares at an aggregate price equal to the number of shares purchased multiplied by the ATM Average Price for such quarter (ATM Participation Right). Pursuant to the Lantheus Investment Agreement, Lantheus may not exercise the ATM Participation Right more than two times per calendar year.

Asset Purchase Agreement

On January 8, 2024, the Company entered into an Asset Purchase Agreement (the Progenics APA) with Progenics Pharmaceuticals, Inc., a Delaware corporation (Progenics) and affiliate of Lantheus, pursuant to which the Company acquired certain assets and the associated lease of Progenics’ radiopharmaceutical manufacturing facility in Somerset, NJ, for a purchase price of $8.0 million in cash. The transactions contemplated by the Progenics APA closed on March 1, 2024.

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

Under the terms of the Option Agreement, Lantheus also had a right of first offer and last look protections for any third-party merger and acquisition transactions involving the Company for a 12-month period, which expired on January 8, 2025.

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

Accordingly, the Consolidated Balance Sheets report current and long-term liabilities related to these options under the caption, “Deferred Income.” The values for each distinct option within the Option Agreement were determined by estimating the fair value of each distinct option by a third-party valuation firm and the liabilities will be recognized as income in the Consolidated Statements of Operations and Comprehensive Loss as the various options expire.

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

The Jan. 2024 Pre-funded Warrants were exercisable at any time after the date of issuance. The exercise price and the number of shares of Common Stock issuable upon exercise of each Jan. 2024 Pre-funded Warrant are subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock as well as upon any distribution of assets, including cash, stock or other property, to the Company’s stockholders. The Jan. 2024 Pre-funded Warrants did not have an expiration date and were exercisable in cash or by means of a cashless exercise. A holder of Jan. 2024 Pre-funded Warrants could not exercise such Jan. 2024 Pre-funded Warrants if the aggregate number of shares of Common Stock beneficially owned by such holder, together with its affiliates, would beneficially own more than 4.99% of the issued and outstanding shares of Common Stock following such exercise, as such percentage ownership is determined in accordance with the terms of the Jan. 2024 Pre-funded Warrants. A holder of Jan. 2024 Pre-funded Warrants could increase or decrease this percentage not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. The holder of these exercised all of the Jan. 2024 Pre-funded Warrants during the fourth quarter of 2024 by means of the cashless exercise provision and within the other constraints noted above.

2023 ATM Agreement

On April 11, 2024, the Company sold shares of its Common Stock pursuant to that certain At Market Issuance Sales Agreement, dated as of November 17, 2023, by and among the Company, Oppenheimer & Co. Inc., B. Riley Securities, Inc. and JonesTrading Institutional Services LLC (2023 ATM Agreement). The sales resulted in gross proceeds of approximately $49.5 million. For additional information regarding the 2023 ATM Agreement, see the Company’s Form S-3 filed on November 17, 2023 and Form S-3/A filed on December 7, 2023.

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

On August 7, 2024, the Company delivered written notice to Oppenheimer & Co., Inc., B. Riley Securities, Inc. and JonesTrading Institutional Services LLC that it was terminating the 2023 ATM Agreement, which termination became effective August 12, 2024.

4.
Merger

On February 3, 2023, the Company acquired 100% of the issued and outstanding equity and voting shares of Viewpoint Molecular Targeting, Inc. in exchange for 13,654,507 shares of Common Stock with a fair value of $54.6 million based on the closing market price of $4.00 per share on the acquisition date. At the closing of the Merger, the Company forgave the note receivable entered into in November 2022 and the associated accrued interest with Viewpoint that was included in the note receivable. The total amount forgiven was $6.2 million, representing the $6.0 million loan and $0.2 million accrued interest. The Company also assumed all of Viewpoint’s outstanding stock options and warrants as of the Merger date. The Merger was completed to provide the Company with a new isotope in a larger market. Upon completion of the Merger, Viewpoint became a wholly owned subsidiary of the Company and its results of operations have been included in the Company’s consolidated financial statements.

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

The fair value of acquired intangible assets was determined using an income-based approach referred to as the multi-period excess-earnings approach at the time of acquisition. The in-process research and development (IPR&D) was valued by discounting the direct cash flows expected to be generated by the research and development programs, net of returns on contributory assets, and taking into consideration the industry and economic conditions. In determining the fair value of the intangible assets, the Company assigned discount rates ranging from 24.0% to 26.0% for the specific assets associated with the IPR&D based on the consideration of the internal rate of return of 21.3% and weighted average cost of capital of 21.5% for a forecast period of 18 years.

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

5.
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

Also on December 7, 2023, the Company’s Board of Directors approved the extension of the exercise period of vested stock options from three months to two years for 19 brachytherapy employees who were directly affected by the GT Medical APA, resulting in an additional stock-based compensation expense of approximately $0.2 million.

In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the following table presents the major classes of assets and liabilities of discontinued operations of the Business reported on the consolidated balance sheets and prior year amounts have been reclassified (in thousands).

	December 31, 2024	December 31, 2023
Assets held for sale of discontinued operations, current
Inventory	$-	$3,148
Prepaid expenses and other current assets	-	169
Property and equipment, net	-	1,263
Right-of-use asset, net	-	676
Other assets, net	-	45
Total current assets held for sale of discontinued operations	$-	$5,301

Liabilities held for sale of discontinued operations, current
Lease liability	$-	$677
Asset retirement obligation	-	225
Loss recognized on classification as held for sale	-	4,170
Total current liabilities of discontinued operations	$-	$5,072

The following table presents the components of discontinued operations in relation to the Business reported in the Consolidated Statements of Operations and Comprehensive Loss (in thousands):

	Year Ended December 31,
	2024	2023
Sales, net	$2,178	$6,936
Cost of sales	1,564	6,473
Gross profit	614	463

Operating expenses:
Research and development	69	1,015
Sales and marketing	941	2,989
General and administrative	494	1,364
Loss (gain) on disposal of property and equipment	59	(22)
Total operating expenses	1,563	5,346

Net loss from discontinued operations	(949)	(4,883)
Loss recognized on classification as held for sale	-	(4,170)
Total loss from discontinued operations	$(949)	$(9,053)

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

Certain amounts included in the Consolidated Statements of Cash Flows related to the discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Depreciation	$-	$232
Amortization	-	33
Write-off of inventory associated with discontinued product	-	298
Share-based compensation	166	595
Additions to property and equipment	-	283

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

For the years ended December 31, 2024 and 2023, there was no provision (benefit) for income taxes recorded related to the discontinued operations. Additionally, the Company is in a loss position and has recorded a full valuation allowance for the deferred tax assets associated with the discontinued operations.

6.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Interest receivable	$880	$-
Prepaid research and development expenses	813	261
Prepaid insurance	474	315
Prepaid service contracts	422	265
Other prepaid expenses	971	237
Other receivables	487	10
Other current assets	81	45
Total prepaid expenses and other current assets	$4,128	$1,133

7.
Property and Equipment

On July 15, 2024, August 2, 2024 and October 31, 2024, the Company purchased a building in the Houston, TX, metropolitan area for $4.7 million, a building in the Chicago, IL, metropolitan area for $5.0 million, and a building in the Los Angeles, CA, metropolitan area for $11.0 million, respectively, which it intends to use for the manufacture of its program candidates upon completion of modifications and installation of equipment.

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

The Company’s property and equipment consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Building	$1,770	$1,770
Land	917	1,283
Equipment	11,423	2,683
Leasehold improvements	3,570	179
Other[1]	42,601	330
Property and equipment	60,281	6,245
Less accumulated depreciation	(2,960)	(669)
Property and equipment, net	$57,321	$5,576

1.
Property and equipment not placed in service are items that meet the capitalization threshold, or which management believes will meet the threshold at the time of completion and which have yet to be placed into service as of the date of the balance sheets and, therefore, no depreciation expense has been recognized.
8.
Available-for-Sale Securities

Available-for-sale securities consisted of U.S. Treasury Securities, U.S. Agency bonds, commercial paper, corporate debt securities and asset-backed securities.

The Company’s cash equivalents consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Cash equivalents
Money market fund	$46,079	$8
Corporate debt securities	9,663	-
Securities of U.S. government and government agencies	3,978	-
Total cash equivalents	$59,720	$8

The Company’s available-for-sale securities that are measured at fair value on a recurring basis consisted of the following (in thousands):

		December 31, 2024
	Maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Securities of U.S. government and government agencies	Within two years	$51,500	$13	$(13)	$51,500
Commercial paper	Within one year	44,480	7	(14)	44,473
Corporate debt securities	Within one year	64,615	1	(46)	64,570
Asset-backed securities	Within four years	4,792	1	-	4,793
Total available-for-sale securities		$165,387	$22	$(73)	$165,336

The Company’s available-for-sale securities are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund operations as needed. At December 31, 2024, there were 67 available-for-sale securities with a fair value of $90.9 million that were in a gross unrealized loss position for less than 12 months, and none were in a gross unrealized loss position for 12 months or more. Based on the Company’s analysis of its available-for-sale securities, it determined the unrealized losses were primarily due to changes in interest rates and not due to credit risks. As such, the Company did not record a credit allowance for the year ended December 31, 2024. As of December 31, 2024, the accrued interest receivable on the Company’s available-for-sale securities was $0.2 million. For the year ended December 31, 2024, the Company did not write off any accrued interest receivables, and there were no realized gains or losses.

9.
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

Below is the summary of our cash equivalents and short-term investments measured at fair value on a recurring basis and categorized using the fair value hierarchy (in thousands):

	December 31, 2024			December 31, 2023
	Level 1	Level 2	Estimated Fair Value	Level 1	Estimated Fair Value
Cash equivalents
Money market fund	$46,079	$-	$46,079	$8	$8
Corporate debt securities	-	9,663	9,663	-	-
Securities of U.S. government and government agencies	-	3,978	3,978	-	-
Total cash equivalents	46,079	13,641	59,720	8	8
Available-for-sale securities
Securities of U.S. government and government agencies	-	51,499	51,499	-	-
Commercial paper	-	44,473	44,473	-	-
Corporate debt securities	-	64,570	64,570	-	-
Asset-backed securities	-	4,794	4,794	-	-
Total available-for-sale securities	-	165,336	165,336	-	-
Total cash equivalents and available-for-sale securities	$46,079	$178,977	$225,056	$8	$8

There were no Level 3 financial instruments measured at fair value on a recurring basis as of December 31, 2024 and December 31, 2023.

For information related to the Company’s short-term investments, see Note 8, Available-for-Sale Securities.

10.
Goodwill, Intangible Assets and Other Assets, Net

Goodwill

The Company performed its annual qualitative goodwill impairment analysis as of October 31, 2024, and determined that the fair value of its sole reporting unit exceeded its book value. Later in the fourth quarter of 2024, when the Company experienced a decline in its stock market price in November that continued into December, the Company determined that the decline in stock market price and market capitalization of the Company constituted a substantive change in circumstances that would more likely than not reduce the fair value of the Company’s single reporting unit below its carrying amount.

In determining the fair value of the Company’s sole reporting unit, the Company used a market-based approach and the primary input was a quoted market price in an active market. Next, the Company performed a quantitative assessment using a market-based approach, utilizing observable inputs and a reasonable control premium. In connection with and as a result of the quantitative assessment, the Company recorded a goodwill impairment charge of $24.1 million for the three months ended December 31, 2024. This impairment charge reduced the balance of goodwill to $0.

The carrying amount of goodwill at December 31, 2023 was $24.1 million and, as noted in Note 4, Merger, was recorded in connection with the Company’s Merger of Viewpoint in February 2023.

The following table summarizes the components of the Company’s other intangible assets (in thousands):

	December 31, 2024			December 31, 2023
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Indefinite-lived intangible assets
In-process research and development	$50,000	$-	$50,000	$50,000	$-	$50,000
Total	$50,000	$-	$50,000	$50,000	$-	$50,000

The Company’s IPR&D assets represent the estimated fair value of Viewpoint’s pipeline of radiotherapy product candidates acquired in February 2023. During the fourth quarter of 2024, the Company performed its annual qualitative impairment analysis, noting that the Company continues to invest in its IPR&D assets and that these assets continue to progress in clinical and preclinical studies. In addition, there have been no material delays in the Company’s anticipated timelines regarding its IPR&D assets. Based on the results of the analysis, the Company determined there was no impairment to the IPR&D assets. For additional information related to goodwill and IPR&D, see Note 2, Summary of Significant Accounting Policies, and Note 4, Merger.

Other Assets

Other assets, net of accumulated amortization consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Website development	$90	$90
Patents and trademarks	-	336
Interest in GT Medical	196	-
Security deposits	72	-
Total other assets	358	426
Less: Accumulated amortization	(79)	(72)
	279	354
Equity method investment[1]	126	133
Total other assets, net	$405	$487

1.
On August 23, 2022, the Company acquired 20% of the outstanding equity interests of RadRelease Pharmaceuticals LLC (RadRelease), an Indiana limited liability company, pursuant to a Membership Interest Purchase Agreement (MIPA), dated August 23, 2022, by and among RadRelease and the Company. Pursuant to the MIPA, the Company paid RadRelease approximately $0.2 million in cash consideration. The investment is recorded on a one-quarter lag. Included in the consolidated financial statements for the year ended December 31, 2024 is the Company’s proportional share of losses, which was de minimis.

	Year Ended December 31,
	2024	2023
Amortization expense on website development	$7	$7
Total amortization expense	$7	$7

Future amortization expense is expected to be as follows (in thousands):

Year ending December 31,
2025	$7
2026	4
2027	-
Thereafter	-
Total future amortization expense	$11

11.
Leases

The Company accounts for its leases under ASC 842, Leases. Effective April 1, 2024, the Company entered into a lease with the Board of Regents, State of Iowa, for lab and office space at the BioVentures Center. The lease terminates in March 2026. Upon entering into this lease, the Company recognized a right-of-use asset and lease liability of approximately $1.1 million on the consolidated balance sheet based upon the present value of the future base payments discounted at an 8% discount rate using the rate of interest that the

Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit discount rate.

The Company acquired a lease from Progenics, an affiliate of Lantheus, for a production facility in Somerset, NJ, effective on March 1, 2024 (see Note 3, Investments and Agreements, in this Form 10-K). The lease terminates on November 29, 2028. Upon entering into this lease, the Company recognized a right-of-use asset and lease liability of approximately $0.3 million on the consolidated balance sheet based upon the present value of the future base payments discounted at an 8% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit discount rate.

On August 8, 2024, the Company assumed a lease from Progenics for office space in Somerset, NJ (Office). The lease terminates on November 30, 2028. Upon entering into this lease, the Company recognized a right-of-use asset and lease liability of approximately $0.6 million on the consolidated balance sheet based upon the present value of the future base payments discounted at an 8% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit discount rate.

Upon assuming the lease, the Company entered into a license and access agreement with Lantheus, which provides access to both dedicated and shared space of the Office (Access Agreement). There is no renewal option, and the termination options are available only for material breaches. In consideration of the Access Agreement, Lantheus agreed to pay base rent and associated costs through December 2024 directly to the landlord. The base rent through December 2024 was less than $0.1 million (Prepaid Rent). Pursuant to ASC 842, Leases, the Access Agreement is a sublease in which the Company is a sublessor and Lantheus is a sublessee. The Company will amortize the Prepaid Rent over the entire lease term of 52 months.

On July 1, 2023, the Company entered into a lease with Unico Properties LLC for office space in Seattle, WA, that terminates in October 2028. Upon entering into this lease, the Company recognized a right-of-use asset and lease liability of approximately $0.8 million on the consolidated balance sheet based upon the present value of the future base payments discounted at an 8% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit discount rate.

The weighted average remaining term and discount rate for the Company’s operating leases as of December 31, 2024 was 3.1 years and 8%, respectively.

The Company’s operating lease expense was $0.8 million for the year ended December 31, 2024 and $0.1 million for the year ended December 31, 2023, and is recognized in “general and administrative” operating expenses in the Consolidated Statements of Operations and Comprehensive Loss.

The following table presents the future operating lease payments and lease liability included on the consolidated balance sheet related to the Company’s operating leases as of December 31, 2024 (in thousands):

Year ending December 31,
2025	$1,112
2026	647
2027	493
2028	443
2029	-
Total	2,695
Less: imputed interest	(310)
Total lease liability	2,385
Less: current portion	(957)
Noncurrent lease liability	$1,428

Asset Retirement Obligation

The Company had an asset retirement obligation (ARO) associated with the facility it leased in Richland, WA. This lease is included in the GT Medical APA and was assigned to GT Medical upon the GT Medical Closing, which occurred on April 12, 2024. As such, this liability is no longer reported as an ARO in the Company’s consolidated financial statements as of December 31, 2024 and December 31, 2023. However, the Company maintains the estimated liability in its consolidated financial statements related to hazardous waste removal. The estimated liability at each of December 31, 2024 and December 31, 2023 was $0.5 million and is included within “accounts payable and accrued expenses” on the consolidated balance sheets.

12.
Note Payable

On December 29, 2022, Viewpoint obtained a promissory note in the amount of $1.7 million for the purpose of purchasing land and a building in Coralville, IA. The note bears interest at 6.15% per annum and is collateralized by the property. The note requires monthly principal and interest payments, and a balloon payment of approximately $1.5 million is due on December 29, 2027. The Company assumed this promissory note, and another note that the Company paid in full in September 2023, upon the closing of the Merger with Viewpoint on February 3, 2023.

The following table presents the current and long-term portions of the note payable (in thousands):

	December 31,	December 31,
	2024	2023
Note payable	$1,677	$1,725
Less: current portion	(52)	(49)
Note payable, long-term portion	$1,625	$1,676

The following table presents the future principal payments included on the consolidated balance sheet related to the Company’s note payable as of December 31, 2024 (in thousands):

Year ending December 31:
2025	$52
2026	56
2027	1,569
Total	$1,677

13.
Share-Based Compensation

The Company currently provides share-based compensation under two equity incentive plans approved by the Board of Directors and the stockholders:

•
2017 Equity Incentive Plan (2017 Incentive Plan) and
•
2020 Third Amended and Restated 2020 Equity Incentive Plan (Amended and Restated Plan).

Options granted prior to fiscal 2017 were made pursuant to plans that have expired or were terminated.

The Company’s stockholders approved the 2017 Incentive Plan in June 2017. The 2017 Incentive Plan allows the Board of Directors to grant up to 4,000,000 shares of common stock to directors, officers, employees and consultants in a combination of equity incentive forms including incentive stock options (ISOs), non-qualified stock options (NQSOs), stock appreciation rights (SARs) or restricted shares of common stock.

On May 31, 2024, the Company held its 2024 Annual Meeting of Stockholders (Annual Meeting). At the Annual Meeting, the Company’s stockholders approved the Company’s Third Amended and Restated 2020 Equity Incentive Plan (the Amended and Restated Plan) which, among other things, (a) increased the aggregate number of shares of Common Stock authorized for issuance under the Amended and Restated Plan by 4,870,092 for a total of 12,500,000 shares of Common Stock, and (b) adjusted the “evergreen” provision included therein, such that the number of shares of Common Stock available for the grant of awards under the Amended and Restated Plan will automatically increase on January 1 of each year in an amount equal to 5% of the number of shares of Common Stock issued and outstanding on December 31 of the immediately preceding year (subject to adjustment in the event of stock splits and other similar events); provided, however, that the Company’s Board of Directors may act prior to January 1 of a given year to provide that there will be no increase in the share limit for such year or provide that the increase for such year will be a lesser number of shares of Common Stock. Under the Amended and Restated Plan, the Board of Directors may grant to directors, officers, employees and consultants various forms of equity, including ISOs, NQSOs, SARS, and restricted awards. On August 14, 2024, the Company filed a Form S-8 to register 4,870,092 additional shares of Common Stock authorized for issuance under the Amended and Restated Plan as approved by stockholders at the Annual Meeting. On January 1, 2025, the number of shares of Common Stock available for grant increased by 3,533,573 pursuant to the “evergreen” provision in the Amended and Restated Plan. The Company anticipates filing a Form S-8 to register these additional shares during 2025.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company uses the Black-Scholes option valuation model because management believes the model is appropriate for the Company. However, management understands that because changes in the subjective input assumptions can materially affect the fair value estimate, this valuation model does not necessarily provide a reliable single measure of the fair value of its stock options. The weighted-average fair value is that of the grant dates of the awards. The risk-free interest rate is based on the U.S. Treasury security rate with an equivalent term in effect as of the date of grant. The expected term and expected volatility assumptions are based on historical data of the Company. The expected dividend yield of zero reflects that the Company has not paid cash dividends and does not intend to pay cash dividends in the foreseeable future.

The weighted-average fair value of stock option awards granted and the key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows:

	Year Ended December 31,			Year Ended December 31,
	2024			2023
Weighted-average fair value		$9.11			$3.20
Options issued		2,994,875			2,166,527
Exercise price	$3.48	to	$15.77	$2.40	to	$6.90
Expected term (in years)	5.5	to	7.0		5.0
Expected dividend yield	-		-	-		-
Risk-free rate	3.46%	to	4.45%	3.84%	to	4.46%
Expected volatility	97.37%	to	106.12%	93.00%	to	108.00%

The following table presents the share-based compensation expense recognized for all share-based compensation arrangements, excluding share-based compensation expense reported in Note 5, Discontinued Operations (in thousands):

	Year Ended December 31,
	2024	2023
Research and development expense	$2,209	$968
General and administrative expense	3,012	2,175
Total share-based compensation	$5,221	$3,143

The total value of the stock options awards is expensed ratably over the vesting period applicable to the options. As of December 31, 2024, total unrecognized compensation cost related to stock-based options and awards was approximately $23.7 million, and the weighted-average period over which it is expected to be recognized is approximately 3.26 years.

The summary of stock option activity for the year ended December 31, 2024 is as follows:

		Weighted-Average	Weighted-Average
	Number of	Exercise Price	Remaining Contractual	Aggregate Intrinsic
	Options[1]	per Share	Term (years)	Value
Balance at December 31, 2023	5,113,242	$3.30	8.02	$6,671,255
Granted[2]	2,994,875	10.96
Exercised	(304,795)	4.33
Expired	(62,875)	10.81
Forfeited	(387,946)	7.82
Balance at December 31, 2024	7,352,501	$6.07	7.84	$3,818,602

Exercisable at December 31, 2024	4,003,776	$3.22	6.57	$3,543,723

1.
Amounts for prior periods presented have been retroactively adjusted to reflect the 1-for-10 reverse stock split effected on June 14, 2024. See Note 1 for details.
2.
All options granted had exercise prices equal to the closing price of the Company’s common stock on the grant date. The options were granted to employees, consultants and members of the Board of Directors and have a term of 10 years and generally vest over a four-year period.

	Year Ended December 31,
	2024	2023
Total intrinsic value of options exercised	$1,994,730	$609,600

The Company’s current policy is to issue new shares to satisfy option exercises.

14.
Stockholders’ Equity

Preferred Stock

The Company’s Certificate of Incorporation authorizes the issuance of up to 7,000,000 shares of Preferred Stock with such rights and preferences, including liquidation, dividend, conversion and voting rights as determined by the Board. As of December 31, 2024, the Company has 5,000,000 designated Series B shares authorized of which no shares are issued or outstanding.

Common Stock

The Company's Certificate of Incorporation authorizes the issuance of up to 750,000,000 shares of Common Stock, par value $0.001 per share. On June 14, 2024, the Company effected a Reverse Split of the Company’s issued and outstanding shares of Common Stock, and the Common Stock began trading on a split-adjusted basis on June 17, 2024. The Reverse Split did not reduce the total number of authorized shares of Common Stock or the Company’s Preferred Stock or change the par values of the Common Stock or Preferred Stock. For additional information regarding the Reverse Split, see Note 1, Description of Business.

As discussed in Note 3, Investments and Agreements, on August 13, 2024, the Company entered into the 2024 ATM Agreement with Cantor Fitzgerald & Co. and RBC Capital Markets, LLC, pursuant to which the Company, from time to time, may offer and sell shares of its Common Stock. As of December 31, 2024, the Company had not completed any transactions pursuant to the 2024 ATM Agreement. On February 18, 2025, the Company sold 3,379,377 shares of its common stock under the 2024 ATM Agreement at an average price of approximately $3.02 per common share, resulting in gross proceeds of approximately $10.2 million. For additional information regarding the 2024 ATM Agreement, see Note 3, Investments and Agreements.

During the year ended December 31, 2024, the Company entered into various agreements and raised approximately $306.7 million in gross proceeds. For additional information regarding these agreements, including the 2024 ATM Agreement, see Note 3, Investments and Agreements.

Warrants

During the year ended December 31, 2023, the Company assumed 338,715 common stock warrants in connection with the Viewpoint merger, which have an exercise price of $2.70 and expire in November and December 2027.

The following table summarizes the activity of all common stock warrants and weighted-average exercise prices.

	Common Stock Warrants	Weighted-Average Exercise Price
Balance at December 31, 2022	264,573	$7.00
Warrants assumed with the acquisition of Viewpoint (Note 4)	338,715	2.70
Warrants exercised	-	-
Warrants expired	(27,225)	9.40
Balance at December 31, 2023	576,063	$4.40
Warrants issued	-	-
Warrants exercised	(22,787)	5.70
Warrants expired	(137,500)	7.50
Adjustment based on recalculation of warrants outstanding after Reverse Split (Note 1)	3	3.26
Balance at December 31, 2024	415,779	$3.26

As of December 31, 2024, the Company had 77,064 common warrants outstanding and exercisable on or before October 22, 2025, 184,197 common warrants outstanding exercisable on or before November 24, 2027, 89,804 common warrants outstanding exercisable on or before December 18, 2027, and 64,714 common warrants outstanding exercisable on or before December 31, 2027.

During the year ended December 31, 2024, the Company issued Pre-funded Warrants in connection with the January 2024 Public Offering and the May 2024 Registered Offering. In 2024, all of the Jan. 2024 Pre-funded Warrants were exercised on a cashless basis; therefore, 7,703 of the Jan. 2024 Pre-funded Warrants were not issued and expired as part of the cashless exercise. For additional information related to these transactions, see Note 3, Investments and Agreements. The following table summarizes the activity of all Pre-funded Warrants, which automatically expire upon exercise, and weighted-average exercise prices.

	Pre-funded Warrants	Weighted-Average Exercise Price
Balance at December 31, 2023	-	$-
Issuance of Pre-funded Warrants	3,155,119	0.01
Exercise of Pre-funded Warrants	(3,008,694)	0.01
Balance at December 31, 2024	146,425	$0.01

15.
Income Taxes

The components of loss before income taxes by U.S. and foreign jurisdictions are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Loss before income tax:
United States	$(79,989)	$(40,106)
Foreign	(438)	-
Total	$(80,427)	$(40,106)

The expense (benefit) for income taxes for the years ended December 31, 2024 and 2023 are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Current expense (benefit):
Federal	$-	$-
State	-	-
Foreign	-	-
Total current expense (benefit)	-	-

Deferred benefit:
Federal	-	(2,651)
State	(2,097)	-
Foreign	-	-
Total deferred income tax benefit:	(2,097)	(2,651)

Total income tax benefit:	$(2,097)	$(2,651)

The reconciliation of the U.S. federal statutory rate to the Company’s effective income tax for the years ended December 31, 2024 and 2023 is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Income tax at U.S. statutory rate	$(16,890)	$(9,298)
State income taxes, net of federal benefit	(1,895)	(1,022)
Change in valuation allowance	11,517	7,159
Impairment	5,053	-
Tax credits	(1,344)	(709)
Share-based compensation	1,684	304
Transaction costs	-	925
Other	(222)	(10)
	$(2,097)	$(2,651)

The significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2024	December 31, 2023
Deferred tax assets:
Net operating loss carryforwards	$35,307	$26,758
Share-based compensation	1,442	2,549
Tax credits	2,198	1,379
Capital loss carryforwards	-	902
Accruals and reserves	1,688	905
Lease liability	372	179
Capitalized research and development costs	9,824	6,299
Other	3	(143)
Total deferred tax assets	50,834	38,828
Valuation allowance	(41,830)	(29,956)
Net deferred tax assets	9,004	8,872

Deferred tax liabilities:
Property, plant, and equipment	(271)	(387)
Intangibles	(10,893)	(12,915)
Right-of-use asset	(335)	(162)
Total deferred tax liabilities	(11,499)	(13,464)

Net deferred tax liabilities	$(2,495)	$(4,592)

The future realization of the tax benefits from existing temporary differences, net operating loss carryforwards and other tax attributes ultimately depends on the existence of sufficient taxable income within the carryforward period. Therefore, at each balance sheet reporting date, the Company assesses the realizability of its deferred tax assets whether it is more likely than not that some portion or all its deferred tax assets will not be realized. In assessing the realizability of its deferred tax assets, the Company considers all available evidence, both positive and negative, including results of operations in recent years, projected future taxable income, expected reversal of existing deferred tax liabilities, and tax planning strategies in making its assessment. After considering all available evidence, the Company has determined that it is more likely than not that its net deferred tax assets will not be realized in the foreseeable future. Therefore, the Company continues to maintain a valuation allowance against its net deferred tax assets as of December 31, 2024.

The Company maintained a full valuation allowance against its U.S. net deferred tax assets as of December 31, 2024 and 2023 with the exception of deferred tax liabilities that are indefinite-lived and are not able to be used as a source of income. The valuation increased by $11.9 million and $9.3 million during the years ended December 31, 2024 and 2023, respectively. The change in the valuation allowance for the year ended December 31, 2024 is primarily attributable to net operating losses generated and the capitalization of research and development costs. The change in the valuation allowance for the year ended December 31, 2023 is primarily attributable to net operating losses generated and increases recorded to goodwill.

As of December 31, 2024, the Company has U.S. federal net operating loss carryforwards of $158.9 million which includes $91.3 million that have an unlimited carryforward period and $67.6 million that expire at various dates between 2024 and 2037. As of December 31, 2024, the Company has various state net operating loss carryforwards of $34.5 million that expire at various dates between 2033 and 2044.

As of December 31, 2024, the Company has U.S. federal research and development credits of $2.6 million that expire at various dates between 2035 and 2044, and state research and development credits of $0.1 million that begin to expire between 2036 and 2037.

The future realization of the Company’s net operating loss carryforwards and other tax attributes may be limited by the change in ownership rules under the U.S. Internal Revenue Code Section 382. Under Section 382, if a corporation undergoes an ownership change, the Company’s ability to utilize its net operating loss carryforwards and other tax attributes to offset income may be subject to an annual limitation. As of December 31, 2024, the Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes.

A reconciliation of the beginning and ending balance of total unrecognized tax benefits is as follows (in thousands):

	December 31, 2024	December 31, 2023
Beginning balance	$-	$-
Increases related to prior year tax positions	224	-
Increases related to current year tax positions	302	-
Ending balance	$526	$-

As of December 31, 2024 and 2023, the Company had gross unrecognized tax benefits of approximately $0.5 million and $0.0 million, respectively. The unrecognized tax benefits would give rise to additional deferred tax assets if recognized. This would also give rise to a corresponding increase in the valuation allowance and would not impact the Company’s effective tax rate. The Company did not accrue interest or penalties related to unrecognized tax benefits as they relate to unutilized tax attributes. The potential reduction in unrecognized tax benefits during the next 12 months is not expected to be material.

The Company files income tax returns in the U.S., including various states, and jurisdictions outside the U.S. Therefore, the Company is subject to tax examination by various taxing authorities. The Company is not currently under examination and is not aware of any issues under review that could result in significant payments, accruals or material deviation from its tax positions. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by local tax authorities to the extent such tax attribute is utilized in a future period. As of December 31, 2024, the tax years from 2021 to present remain open to examination by the various U.S. taxing authorities. However, to the extent the Company utilizes net operating losses from years prior to 2021, the statute remains open to the extent of the net operating losses or other credits that are utilized.

16.
401(k) Plan

The Company previously had a 401(k) plan (Isoray 401(k)), which covered all eligible full-time employees of the Company. Contributions to the Isoray 401(k) were made by the participants to their individual accounts through payroll withholding. The Isoray 401(k) also allowed the Company to make contributions at the discretion of management. Beginning January 1, 2023, the Company matched 100% of the first 4% of participants’ contributions, up to a maximum company match of 4% of eligible compensation (subject to IRS annual limits). The Company made matching contributions during January 2024 for the Isoray 401(k) plan year January 1, 2023 to December 31, 2023.

From the Merger date through December 31, 2023, Viewpoint had a separate 401(k) plan (Viewpoint 401(k)) with a company match where 100% of the first 6% of participants’ contributions were matched, up to a maximum company match of 6% of eligible compensation (subject to IRS annual limits).

Beginning January 1, 2024, the Company merged the Isoray 401(k) and Viewpoint 401(k) into a new 401(k) plan with a company match where 100% of the first 4% of participants’ contributions are matched, up to a maximum company match of 4% of eligible compensation (subject to IRS annual limits). For the years ended December 31, 2024 and 2023, the Company recognized $0.5 million and $0.3 million in employer matching expense, respectively.

17.
Commitments and Contingencies

The Company has been in settlement negotiations with a representative for six stockholder plaintiff firms alleging the Company violated Delaware law in its preliminary proxy statement that was disseminated to stockholders in November 2022 for the Company’s annual meeting held in December 2022. Based on these settlement negotiations to date, the Company estimates that it will settle for no more than an aggregate of $0.2 million and, therefore, recorded an estimated liability of $0.2 million as of December 31, 2023. There was no change in the estimate as of December 31, 2024. This balance is included in accrued expenses on the consolidated balance sheets.

In the ordinary course of business, the Company may agree to provide indemnification of varying scope and terms to vendors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breaches of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its officers and members of its Board of Directors that will require the Company to, among other things, indemnify those individuals against certain liabilities that may arise by reason of their status or service as officers or directors. The maximum amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2024 or 2023.

18.
Concentrations of Credit and Other Risks

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, accounts receivable and short-term investments.

The Company routinely assesses the financial strength of its receivables and provides an allowance for doubtful accounts as necessary. At December 31, 2024 and 2023, the allowance was approximately $0.5 million and $0.7 million, respectively.

The Company currently obtains its supply of Thorium-228 (the precursor to 212Pb) from a single supplier, the U.S. Department of Energy. The Company currently utilizes one vendor for the manufacture of resin chromatography columns that are used in its 212Pb generators, and the Company relies on a single vendor to assemble and load isotopes into the generators that are used to extract 212Pb for use in the doses for the Company’s clinical trials.

19.
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

Also on January 8, 2024, the Company entered into the Option Agreement with Lantheus whereby Lantheus was granted an exclusive option to negotiate an exclusive, worldwide, royalty- and milestone-bearing right and license to [212Pb]VMT-α-NET, the Company’s clinical-stage alpha therapy developed for the treatment of neuroendocrine tumors. If good-faith negotiations fail, Lantheus has a one-year right to reenter negotiations if a third party offers to purchase or license the [212Pb]VMT-α-NET program. Additionally, Lantheus has a right to co-fund the Investigational New Drug (IND) application, enabling studies for early-stage therapeutic candidates targeting prostate-specific membrane antigen and gastrin-releasing peptide receptor and, prior to IND filing, a right to negotiate for an exclusive license to such candidates. In consideration of the rights granted by the Company to Lantheus pursuant to the Option Agreement, Lantheus paid to the Company a one-time payment of $28.0 million, subject to certain withholding provisions associated with the closing of the Progenics APA.

Under the terms of the Option Agreement, Lantheus also had a right of first offer and last look protections for any third-party merger and acquisition transactions involving the Company for a 12-month period, which expired on January 8, 2025.

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

On August 8, 2024, the Company entered into an access and license agreement with Lantheus. For additional information, see Note 11, Leases.