Form 10-K/A
period 2024-12-31
Perspective Therapeutics, Inc.
filed 2025-03-28
CIK 728387

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

Perspective Therapeutics, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”) solely to include WithumSmith+Brown, PC’s conformed signature in WithumSmith+Brown, PC’s “Report of Independent Registered Public Accounting Firm” (the “Audit Report”). The signed Audit Report was provided to the Company prior to the filing of the 2024 Form 10-K, but the conformed signature in the Audit Report was inadvertently omitted from the 2024 Form 10-K. No other changes have been made to the 2024 Form 10-K.

This Amendment does not reflect events occurring after the filing of the 2024 Form 10-K, does not update disclosures contained in the 2024 Form 10-K and does not modify or amend the 2024 Form 10-K except as specifically described above. Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment contains the complete text of Item 8. Financial Statements and Supplementary Data and the certifications of the Company’s Principal Executive Officer and Principal Financial Officer required under Items 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the date of this Amendment, as well as updated inline XBRL exhibits.

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

3.3	Amended and Restated Bylaws of Perspective Therapeutics, Inc. as of February 14, 2023, incorporated by reference to Exhibit 3.2 of the Form 8-K filed on February 16, 2023.
4.1	Description of Securities, incorporated by reference to Exhibit 4.1 of the Form 10-K filed on March 26, 2025.
4.2	Form of Warrant, dated July 11, 2018, incorporated by reference to Exhibit 10.3 of the Form 8-K filed on July 11, 2018.
4.3	Form of Warrant, incorporated by reference to Exhibit A of Exhibit 10.1 of the Form 8-K filed on October 22, 2020.
4.4	Form of Pre-Funded Warrant, incorporated by reference to Exhibit 4.1 of the Form 8-K filed on January 22, 2024.
10.1!	Isoray, Inc. 2017 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 on the Form 10-Q filed on August 13, 2024.
10.2!

Form of Isoray, Inc. Stock Option Agreement and Notice of Grant of Stock Option, by and between each grantee thereunder and Isoray, Inc., incorporated by reference to Exhibit 10.1 of the Form 8-K filed on June 30, 2017.

10.3!	Perspective Therapeutics, Inc. Third Amended and Restated 2020 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on August 13, 2024.
10.4!	Form of Perspective Therapeutics, Inc. Stock Option Agreement, incorporated by reference to Exhibit 10.4 of the Form 10-K filed on March 26, 2025.
10.5!	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.6 on the Form 10-K filed on March 28, 2024.
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

10.29!

Executive Employment Agreement, effective as of January 6, 2025, by and between Perspective Therapeutics, Inc. and Juan Graham, incorporated by reference to Exhibit 10.29 of the Form 10-K filed on March 26, 2025.

16.1	Letter of Assure CPA, LLC, dated April 8, 2024, incorporated by reference to Exhibit 16.1 of the Form 8-K filed on April 8, 2024.
19.1	Insider Trading Policy, incorporated by reference to Exhibit 19.1 of the Form 10-K filed on March 26, 2025.
21.1	Subsidiaries of the Company, incorporated by reference to Exhibit 21.1 of the Form 10-K filed on March 26, 2025.
23.1	Consent of WithumSmith+Brown, PC, incorporated by reference to Exhibit 23.1 of the Form 10-K filed on March 26, 2025.
23.2	Consent of Assure CPA, LLC, incorporated by reference to Exhibit 23.2 of the Form 10-K filed on March 26, 2025.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Incentive Compensation Recovery Policy, incorporated by reference to Exhibit 97 of the Form 10-K filed on March 28, 2024.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Dated: March 28, 2025

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

/s/ WithumSmith+Brown, PC

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