Form 10-Q
period 2025-03-31
Perspective Therapeutics, Inc.
filed 2025-05-12
CIK 728387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of May 7, 2025
Common stock, $0.001 par value	74,228,334

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
•
our ability to obtain and maintain regulatory approvals for our future program candidates, including our ability to obtain Fast Track designation from the U.S. Food and Drug Administration (the FDA) under our Investigational New Drug application for our novel asset, PSV359;
•
the potential impact of changes and disruptions at the FDA, including a reduction in the FDA’s workforce and/or decreased funding for the FDA, on our business;
•
our manufacturing capabilities and strategy, including the scalability and commercial viability of our manufacturing methods and processes, and potential expansion of our manufacturing footprint;
•
our marketing and distribution infrastructure, capabilities and strategy;
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
•
the potential impacts of U.S. and international trade policies, including tariffs, on our costs for supplies, equipment and materials used in the development and production of our targeted alpha therapy drug product candidates; and
•
expectations, beliefs, intentions and strategies regarding the future.

i

These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under the heading “Risk Factors” in Part I, Item IA of our Annual Report on Form 10-K for the period ended December 31, 2024 filed with the Securities and Exchange Commission on March 26, 2025 and amended on March 28, 2025 that may cause actual results to differ materially. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by such risks and uncertainties, and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. Readers are cautioned not to place undue reliance on such forward-looking statements as they speak only of our views as of the date the statement was made (or any earlier date indicated in such statement). While we may update certain forward-looking statements from time to time, we undertake no obligation to do so, whether as a result of new information, future events or otherwise, except as required by applicable law. Our U.S. Securities and Exchange Commission (SEC) filings are available publicly on the SEC’s website at www.sec.gov.

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

ii

PERSPECTIVE THERAPEUTICS, INC.

iii

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Perspective Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except shares and par value data)

	March 31,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,406	$61,580
Short-term investments	167,296	165,336
Accounts receivable, net (allowance for doubtful accounts was $543 for each period)	78	116
Prepaid expenses and other current assets	3,962	4,128
Total current assets	215,742	231,160
Noncurrent assets:
Property and equipment, net	61,247	57,321
Right-of-use asset, net	1,994	2,215
Intangible assets, in-process research and development	50,000	50,000
Other assets, net	366	405
Total assets	$329,349	$341,101

LIABILITIES AND STOCKHOLDERSʼ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,734	$10,343
Lease liability	980	957
Accrued personnel expenses	2,912	5,478
Note payable	53	52
Deferred Income (Note 3)	-	1,400
Total current liabilities	12,679	18,230
Noncurrent liabilities:
Lease liability, net of current portion	1,174	1,428
Note payable, net of current portion	1,611	1,625
Deferred Income, net of current portion (Note 3)	26,600	26,600
Deferred tax liability	2,495	2,495
Other noncurrent liabilities	145	55
Total liabilities	44,704	50,433

Commitments and contingencies (Note 10)

Stockholdersʼ equity:
Preferred stock: $0.001 par value; 7,000,000 shares authorized; 5,000,000 designated Series B convertible; no shares issued	-	-
Common stock: $0.001 par value; authorized 750,000,000 shares; issued 74,050,841 and 70,671,464 shares	73	70
Additional paid-in capital	534,449	522,368
Accumulated other comprehensive income (loss)	19	(51)
Accumulated deficit	(249,896)	(231,719)
Total stockholdersʼ equity	284,645	290,668

Total liabilities and stockholdersʼ equity	$329,349	$341,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

Perspective Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended March 31,
	2025	2024

Grant revenue	$342	$325

Operating expenses:
Research and development	14,332	7,452
General and administrative	7,842	5,878
Total operating expenses	22,174	13,330

Operating loss	(21,832)	(13,005)

Non-operating income (expense):
Interest income	2,384	1,211
Interest and other expense	(128)	(29)
Other income from a related party (Note 3)	1,400	-
Equity in loss of affiliate	(1)	(2)
Total non-operating income, net	3,655	1,180

Net loss from continuing operations	(18,177)	(11,825)
Net loss from discontinued operations	-	(459)
Net loss	$(18,177)	$(12,284)

Basic and diluted loss per share:
Loss from continuing operations[1]	$(0.25)	$(0.24)
Loss from discontinued operations[1]	-	(0.01)
Basic and diluted loss per share[1]	$(0.25)	$(0.25)

Weighted average shares used in computing net loss per share:
Basic and diluted[1]	72,357	49,510

Unrealized income on available-for-sale securities	$70	$-
Comprehensive loss	$(18,107)	$(12,284)

1. Amounts for prior periods presented have been retroactively adjusted to reflect the 1-for-10 reverse stock split effected on June 14, 2024. See Note 1 for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Perspective Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,177)	$(12,284)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Net accretion of discounts on available-for-sale securities	(990)	-
Depreciation and amortization expense	732	356
Accrued interest on held-to-maturity investments	-	(306)
Share-based compensation	2,098	656
Other noncash income, net	138	30
Changes in operating assets and liabilities:
Accounts receivable	38	166
Interest receivable	(74)	-
Inventory	-	27
Prepaid expenses and other current assets	240	(154)
Accounts payable and accrued expenses	(1,711)	(883)
Deferred Income[1]	(1,400)	28,000
Accrued personnel expenses	(2,566)	(1,760)
Other noncurrent liabilities	90	-
Net cash (used in) provided by operating activities	(21,582)	13,848

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(4,656)	(9,072)
Additions to other assets	(9)	-
Purchases of held-to-maturity securities	-	(38,225)
Purchases of available-for-sale securities	(22,604)	-
Maturities of available-for-sale securities	21,704	-
Net cash used in investing activities	(5,565)	(47,297)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(13)	(12)
Proceeds from sales of common stock, pursuant to exercise of options	-	126
Proceeds from the issuance of common stock and Pre-funded Warrants, net[1]	-	166,214
Proceeds from the sale of common stock pursuant to at-the-market offering, net[1]	9,986	-
Net cash provided by financing activities	9,973	166,328

Net (decrease) increase in cash, cash equivalents and restricted cash	(17,174)	132,879
Cash, cash equivalents and restricted cash beginning of period	61,580	9,420
CASH, CASH EQUIVALENTS AND RESTRICTED CASH END OF PERIOD	$44,406	$142,299

Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$44,406	$142,117
Restricted cash	-	182
Total cash, cash equivalents and restricted cash shown on the Condensed Consolidated Statements of Cash Flows	$44,406	$142,299

Supplemental schedule of noncash investing and financing activities:
Recognition of operating lease liability and right-of-use asset	$-	$348

1. See Note 3, Investments and Agreements, for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Perspective Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

(In thousands, except shares)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balances at December 31, 2024	70,671,464	$70	$522,368	$(51)	$(231,719)	$290,668
Issuance of common stock pursuant to the 2024 “At-the-Market Agreement,” net	3,379,377	3	9,983		-	9,986
Unrealized gain on available-for-sale securities	-	-	-	70		70
Share-based compensation	-	-	2,098			2,098
Net loss	-	-	-		(18,177)	(18,177)
Balances at March 31, 2025	74,050,841	$73	$534,449	$19	$(249,896)	$284,645

	Common Stock
	Shares[1]	Amount[1]	Additional Paid-in Capital[1]	Accumulated Deficit	Total

Balances at December 31, 2023	28,180,985	$28	$227,591	$(152,440)	$75,179
Issuance of common stock pursuant to the January 2024 Public Offering, net[2]	15,639,954	16	53,125	-	53,141
Issuance of Jan. 2024 Pre-funded Warrants, net[2]	-	-	10,208	-	10,208
Issuance of common stock pursuant to the Lantheus Investment Agreement, net[2]	5,634,235	6	20,840	-	20,846
Issuance of common stock pursuant to the March 2024 Investment Agreement, net[2]	9,200,998	9	82,010	-	82,019
Issuance of common stock pursuant to exercise of options	35,424	-	126	-	126
Share-based compensation	-	-	656	-	656
Net loss	-	-	-	(12,284)	(12,284)
Balances at March 31, 2024	58,691,596	$59	$394,556	$(164,724)	$229,891

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

Perspective Therapeutics, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1.
Basis of Presentation and Summary of Significant Accounting Policies

Perspective Therapeutics, Inc. is a radiopharmaceutical development company that is pioneering advanced treatment applications for cancers throughout the body. The accompanying consolidated financial statements are those of Perspective Therapeutics, Inc., and its wholly owned subsidiaries, referred to herein as “Perspective Therapeutics” or the “Company.” All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments necessary for the fair presentation of the condensed consolidated financial statements for the interim periods presented have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes as set forth in the Company’s Annual Report on Form 10-K for the period ended December 31, 2024 filed with the Securities and Exchange Commission (SEC) on March 26, 2025 and amended on March 28, 2025 (2024 Form 10-K).

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

Discontinued Operations

On April 12, 2024, the Company completed the sale of its Cesium-131 brachytherapy business and substantially all of the assets of Isoray Medical, Inc. (Isoray), a wholly owned subsidiary of Perspective Therapeutics, to GT Medical Technologies, Inc., a Delaware corporation (GT Medical) (such transaction being the GT Medical Closing). Pursuant to the GT Medical Closing, GT Medical issued to Isoray 279,516 shares of GT Medical’s common stock, par value $0.0001 per share, representing 0.5% of GT Medical’s issued and outstanding capital stock on a fully diluted basis as of the closing. Accordingly, the financial information and operating results of the Cesium-131 brachytherapy business have been presented as discontinued operations in the condensed consolidated financial statements for all periods presented. Unless otherwise noted, discussion within these notes to the condensed consolidated financial statements relates to continuing operations. For additional information, see Note 4, Discontinued Operations, in this Form 10-Q and Note 5, Discontinued Operations, in the 2024 Form 10-K.

Reverse Stock Split

On June 14, 2024, the Company effected a 1-for-10 reverse stock split (Reverse Split) of the Company’s issued and outstanding shares of common stock, par value $0.001 per share (Common Stock), and the Common Stock began trading on a split-adjusted basis on June 17, 2024. The Reverse Split did not reduce the total number of authorized shares of Common Stock or the Company’s preferred stock, par value $0.001 per share (Preferred Stock), or change the par values of the Common Stock or Preferred Stock. The Reverse Split affected all stockholders uniformly and did not affect any stockholder’s ownership percentage of the shares of Common Stock (except to the extent that the Reverse Split resulted in some of the stockholders receiving cash in lieu of fractional shares). All outstanding options and warrants entitling their holders to purchase shares of Common Stock were adjusted as a result of the Reverse Split, in accordance with the terms of each such security. In addition, the number of shares reserved for future issuance pursuant to the Company’s equity incentive plans was also adjusted accordingly. As a result, all historical per share data, number of shares issued and outstanding, and outstanding options and warrants for the periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted retroactively in this Form 10-Q, where applicable, to reflect the Reverse Split.

Segment Information

A segment is defined as a component of an entity that has discrete financial information available for regular evaluation by the Chief Operating Decision Maker (CODM) and is used to make decisions on how to allocate resources and assess performance. The Company has one operating and reportable segment, which is its radiopharmaceutical development segment. The accounting policies of the radiopharmaceutical development segment are the same as those reported in Note 2, Summary of Significant Accounting Policies, in the 2024 Form 10-K. The measurement of segment profit or loss is reported as “net loss” in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company monitors its cash, cash equivalents and short-term investments, as reported on the Condensed Consolidated Balance Sheets, to determine funding for its research and development. To allocate resources, the Company’s CODM, who is its Chief Executive Officer, regularly reviews scientific data from clinical and preclinical studies and forecasted expenses for continuing operations. The Company currently does not generate revenue from commercial products and incurs the majority of its operating expenses in the United States.

Liquidity

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company has had a history of operating losses and an absence of significant recurring cash inflows from revenue. At March 31, 2025, the Company had cash, cash equivalents and short-term investments of $211.7 million and total accumulated deficit of $249.9 million. The Company has historically financed its operations primarily through selling equity.

The Company believes that its $211.7 million of cash, cash equivalents and short-term investments as of March 31, 2025 will enable it to fund its current planned operations into late 2026, though it may raise additional capital through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements and/or government funding and grants.

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

Reclassifications

In addition to the changes to the Company’s financial statement presentation related to the matters discussed under “Discontinued Operations” above, the Company has made certain reclassifications to prior period amounts in the condensed consolidated financial statements and accompanying notes to conform to the current period presentation. The reclassification of these items had no impact on net loss, financial position or cash flows in the current or prior periods. Specifically, the following items were updated in the Condensed Consolidated Statements of Cash Flows:

•
Depreciation expense and amortization of other assets were combined to create depreciation and amortization expense; and
•
Foreign currency adjustments, lease expense and equity in loss of affiliate (see the Condensed Consolidated Statements of Operations and Comprehensive Loss) were combined to create other noncash income, net.

Significant Accounting Policies

The Company’s significant accounting policies and recent accounting pronouncements are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements in Item 8 of the 2024 Form 10-K. There have been no changes to the Company’s significant accounting policies, and the Company has not adopted any significant accounting policies during the three months ended March 31, 2025.

2.
Loss per Share

Basic and diluted loss per share is calculated by dividing net loss by the weighted average number of shares of Common Stock outstanding and does not include the impact of any potentially dilutive common stock equivalents. In January 2024 and May 2024, the Company issued pre-funded warrants in connection with the Public Offering (as defined below) and the Registered Offering (as defined below), respectively (see Note 3, Investments and Agreements, in this Form 10-Q). As the pre-funded warrants’ exercise price is nominal and there are no conditions that must be satisfied prior to their exercise, the pre-funded warrants are included in the calculation of the basic and diluted earnings per share as of March 31, 2025 and 2024. At each of March 31, 2025 and 2024, the calculation of diluted weighted average shares did not include common stock warrants or options that were potentially convertible into Common Stock as those would be antidilutive due to the Company’s net loss position.

Securities not considered in the calculation of diluted loss per share, but that could be dilutive in the future, are as follows:

	March 31, 2025	March 31, 2024
Common stock warrants	415,779	438,558
Common stock options	10,170,795	5,164,917
Total potential dilutive securities	10,586,574	5,603,475

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

Sales of the 2024 ATM Shares under the 2024 ATM Agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. The Company has no obligation to sell any of the 2024 ATM Shares and may at any time suspend offers under the 2024 ATM Agreement or terminate the 2024 ATM Agreement.

Any Common Stock sold under the 2024 ATM Agreement will be issued and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-279692) (the May 2024 Registration Statement), which initially became effective on May 24, 2024 and which was subsequently amended on March 26, 2025 and April 4, 2025, with Post-Effective Amendment #3 being declared effective by the SEC on April 8, 2025. On August 13, 2024, the Company initially filed a prospectus supplement to the May 2024 Registration Statement with the SEC in connection with the offer and sale of up to $250.0 million of the 2024 ATM Shares pursuant to the 2024 ATM Agreement. The Company re-filed the ATM prospectus supplement with each of the post-effective amendments to the May 2024 Registration Statement.

On February 18, 2025, the Company sold 3,379,377 shares of its Common Stock under the 2024 ATM Agreement at an average price of approximately $3.02 per share of Common Stock, resulting in gross proceeds of approximately $10.2 million.

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

The May 2024 Pre-funded Warrants became exercisable subsequent to the filing and effectiveness of an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware on June 14, 2024. The exercise price and the number of shares of Common Stock issuable upon exercise of each May 2024 Pre-funded Warrant are subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock as well as upon any distribution of assets, including cash, stock or other property, to the Company’s stockholders. The May 2024 Pre-funded Warrants will not expire and are exercisable in cash or by means of a cashless exercise. A holder of May 2024 Pre-funded Warrants may not exercise such May 2024 Pre-funded Warrants if the aggregate number of shares of Common Stock beneficially owned by such holder, together with its affiliates, would be more than 4.99% or 9.99%, as elected by such holder, of the issued and outstanding shares of Common Stock following such exercise, as such percentage ownership is determined in accordance with the terms of the May 2024 Pre-funded Warrants. A holder of May 2024 Pre-funded Warrants may increase or decrease this percentage not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. The holders of the May 2024 Pre-Funded Warrants exercised all of such warrants during the second quarter of 2025 by means of the cashless exercise provision and within the other constraints noted above.

March 2024 Private Placement with Institutional Investors

On March 4, 2024, the Company entered into an investment agreement (March 2024 Investment Agreement) with certain accredited institutional investors (Institutional Investors) pursuant to which the Company agreed to issue and sell, in a private placement (the March 2024 Private Placement), 9,200,998 shares of Common Stock, for a purchase price of $9.50 per share, representing the closing price of the Common Stock on March 1, 2024. The closing of the March 2024 Private Placement occurred on March 6, 2024.

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

Pursuant to the Lantheus Investment Agreement, the Company is required to notify Lantheus within 10 business days of the end of a fiscal quarter in which the Company issued shares of Common Stock pursuant to at-the-market programs, including the 2024 ATM Agreement, of (i) the number of shares of Common Stock issued during such fiscal quarter pursuant to the 2024 ATM Agreement and (ii) the average price per share received by the Company before commissions (ATM Average Price). Upon receipt of such notice, Lantheus may elect, at its option, to purchase all or a portion of its Pro Rata Portion (as defined in the Lantheus Investment Agreement) of such shares at an aggregate price equal to the number of shares purchased multiplied by the ATM Average Price for such quarter (ATM Participation Right). Pursuant to the Lantheus Investment Agreement, Lantheus may not exercise the ATM Participation Right more than two times per calendar year.

Asset Purchase Agreement

On January 8, 2024, the Company entered into an Asset Purchase Agreement (Progenics APA) with Progenics Pharmaceuticals, Inc., a Delaware corporation (Progenics) and affiliate of Lantheus, pursuant to which the Company acquired certain assets and the associated lease of Progenics’ radiopharmaceutical manufacturing facility in Somerset, New Jersey for a purchase price of $8.0 million in cash. The transactions contemplated by the Progenics APA closed on March 1, 2024.

Option Agreement

On January 8, 2024, the Company entered into an option agreement (Option Agreement) with Lantheus whereby Lantheus was granted an exclusive option to negotiate an exclusive, worldwide, royalty- and milestone-bearing right and license to [212Pb]VMT-α-NET, the Company’s clinical-stage alpha therapy developed for the treatment of neuroendocrine tumors. If good-faith negotiations fail, Lantheus has a one-year right to reenter negotiations if a third party offers to purchase or license the [212Pb]VMT-α-NET program. Additionally, Lantheus has a right to co-fund the Investigational New Drug (IND) application, enabling studies for early-stage therapeutic candidates targeting prostate-specific membrane antigen and gastrin-releasing peptide receptor and, prior to IND filing, a right to negotiate for an exclusive license to such candidates. In consideration of the rights granted by the Company to Lantheus pursuant to the Option Agreement, Lantheus paid to the Company a one-time payment of $28.0 million, subject to certain withholding provisions associated with the closing of the Progenics APA.

Under the terms of the Option Agreement, Lantheus also had a right of first offer and last look protections for any third-party merger and acquisition transactions involving the Company for a 12-month period which expired on January 8, 2025.

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

Accordingly, the Condensed Consolidated Balance Sheets report current and long-term liabilities related to these options under the caption, “Deferred Income.” The values for each distinct option within the Option Agreement were determined by estimating the fair value of each distinct option by a third-party valuation firm and the liabilities will be recognized as income in the Condensed Consolidated Statements of Operations and Comprehensive Loss as the various options expire. In connection with the January 8, 2025 expiration of the right of first offer and last look provisions provided under the Option Agreement, the Company recognized $1.4 million on the Condensed Consolidated Statements of Operations and Comprehensive Loss as “Other income from a related party.”

January 2024 Public Offering

On January 17, 2024, the Company entered into an underwriting agreement (Underwriting Agreement) with Oppenheimer & Co. Inc., as representative of the underwriters named therein (Underwriters), in connection with its previously announced underwritten public offering (Public Offering) of 13,207,521 shares (Public Shares) of Common Stock and, in lieu of Public Shares to certain investors, pre-funded warrants (Jan. 2024 Pre-funded Warrants) to purchase 3,008,694 shares of Common Stock. The price to the public for the Public Shares was $3.70 per Public Share, and the price to the public for the Jan. 2024 Pre-funded Warrants was $3.69 per Jan. 2024 Pre-funded Warrant, which represents the per share price for the Public Shares less the $0.01 per share exercise price for each such Jan. 2024 Pre-funded Warrant. Under the terms of the Underwriting Agreement, the Company granted the Underwriters an option, exercisable for 30 days, to purchase up to an additional 2,432,432 shares of Common Stock at the same price per share as the Public Shares, which was fully exercised by the Underwriters on January 18, 2024. The Public Offering closed on January 22, 2024.

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

The Jan. 2024 Pre-funded Warrants were exercisable at any time after the date of issuance. The exercise price and the number of shares of Common Stock issuable upon exercise of each Jan. 2024 Pre-funded Warrant were subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock as well as upon any distribution of assets, including cash, stock or other property, to the Company’s stockholders. The Jan. 2024 Pre-funded Warrants did not have an expiration date and were exercisable in cash or by means of a cashless exercise. A holder of Jan. 2024 Pre-funded Warrants could not exercise such Jan. 2024 Pre-funded Warrants if the aggregate number of shares of Common Stock beneficially owned by such holder, together with its affiliates, would beneficially own more than 4.99% of the issued and outstanding shares of Common Stock following such exercise, as such percentage ownership is determined in accordance with the terms of the Jan. 2024 Pre-funded Warrants. A holder of Jan. 2024 Pre-funded Warrants could increase or decrease this percentage not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. The holder of the Jan. 2024 Pre-Funded Warrants exercised all of such warrants during the fourth quarter of 2024 by means of the cashless exercise provision and within the other constraints noted above.

2023 ATM Agreement

The Company entered into an ATM Issuance Sales Agreement, dated November 17, 2023, by and among the Company, Oppenheimer & Co., Inc., B. Riley Securities, Inc. and JonesTrading Institutional Services LLC, to create an ATM equity program under which it may offer and sell shares of its Common Stock, from time to time (2023 ATM Agreement).

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

For additional information related to certain of the agreements discussed above, see Note 3 in the 2024 Form 10-K.

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

In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the following table presents the components of discontinued operations in relation to the Business reported in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss (in thousands):

	Three Months Ended March 31,
	2025	2024

Sales, net	$-	$1,973
Cost of sales	-	1,402
Gross profit	-	571

Operating expenses:
Research and development	-	48
Sales and marketing	-	803
General and administrative	-	181
Gain recognized on classification as held for sale	-	(2)
Total operating expenses	-	1,030

Total loss from discontinued operations	$-	$(459)

The Company recognized a loss on classification as held for sale in December 2023 by identifying the assets and liabilities that were included in the GT Medical APA. Additionally, the loss recognized on classification as held for sale was determined using the estimated fair value of the GT Medical stock of $0.2 million received less the carrying value of the net assets sold. The fair value of the stock received was determined based on information provided to the Company by GT Medical from a current valuation study that was prepared for them. Excluded from the calculation of the loss are contingent royalties that could be received from future sales. As of March 31, 2025, the GT Medical stock was valued at $0.2 million based on an updated valuation report prepared for GT Medical.

There are no expenses reported in the unaudited Condensed Consolidated Statements of Cash Flows related to the discontinued operations for the three months ended March 31, 2025. There is a de minimis amount of stock-based compensation expense included in the unaudited Condensed Consolidated Statements of Cash Flows related to the discontinued operations for the three months ended March 31, 2024.

For the three months ended March 31, 2025 and 2024, there was no provision (benefit) for income taxes recorded related to the discontinued operations. Additionally, the Company is in a loss position and has recorded a full valuation allowance for the deferred tax assets associated with the discontinued operations.

5.
Property and Equipment

In 2024, the Company purchased buildings located in the metropolitan areas of Houston, TX, Chicago, IL, and Los Angeles, CA, which it intends to use to manufacture its program candidates upon completion of modifications and installation of equipment. Also in 2024, the Company entered into a Master Equipment and Services Agreement (MESA) and statements of work (SOWs) thereunder with Comecer SpA (Comecer), pursuant to which the Company agreed to purchase from Comecer manufacturing equipment for the production of the Company’s radiopharmaceutical product candidates including, but not limited to, isotope processing hot cells and production suites and related equipment (collectively, the Deliverables) and services for installation and validation of the Deliverables at several of the Company’s production facilities in the United States. The aggregate consideration for such equipment and services pursuant to the MESA and SOWs is approximately €49.0 million payable in cash, excluding certain incidental costs, such as taxes, customs and duties, local transport, insurance and rigging. We may also elect to purchase certain additional equipment and services pursuant to the SOWs. The MESA provides for the payment of certain amounts in installments over the course of the production, installation and validation of the Deliverables. For additional information related to these 2024 events, see Note 7, Property and Equipment, of the 2024 Form 10-K.

The Company’s property and equipment consisted of the following (in thousands):

	March 31, 2025	December 31, 2024

Building	$1,770	$1,770
Land	917	917
Equipment	11,676	11,423
Leasehold improvements	3,570	3,570
Other[1]	47,004	42,601
Property and equipment	64,937	60,281
Less accumulated depreciation	(3,690)	(2,960)
Property and equipment, net	$61,247	$57,321
1.
Property and equipment not placed in service are items that meet the capitalization threshold, or which management believes will meet the threshold at the time of completion and which have yet to be placed into service as of the date of the balance sheets and, therefore, no depreciation expense has been recognized.

6.
Other Intangible Assets

The following table summarizes the components of the Company’s other intangible assets (in thousands):

	March 31, 2025			December 31, 2024
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Indefinite-lived intangible assets
In-process research and development (IPR&D)	$50,000	$-	$50,000	$50,000	$-	$50,000
Total	$50,000	$-	$50,000	$50,000	$-	$50,000

The Company’s IPR&D assets represent the estimated fair value of its pipeline of acquired radiotherapy product candidates. The Company tests its indefinite-lived intangible assets for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of its assets. No testing was deemed necessary during the three months ended March 31, 2025. For additional information related to the Company’s IPR&D assets, see Notes 2, 4 and 10 in the Company’s 2024 Form 10-K.

7.
Available-for-Sale Securities

The Company invests in available-for-sale securities that consist of U.S. Treasury Securities, U.S. Agency bonds, commercial paper, certificates of deposit, corporate debt securities and asset-backed securities.

The Company’s cash equivalents consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Cash equivalents
Money market funds	$41,112	$46,079
Corporate debt securities	-	9,663
Securities of U.S. government and government agencies	-	3,978
Total cash equivalents	$41,112	$59,720

The Company’s available-for-sale securities that are measured at fair value on a recurring basis consisted of the following (in thousands):

		March 31, 2025
	Maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Securities of U.S. government and government agencies	Within one year	$48,762	$14	$(11)	$48,765
Commercial paper	Within one year	40,456	11	(5)	40,462
Certificates of deposit	Within one year	1,720	5	-	1,725
Corporate debt securities	Within one year	69,359	19	(8)	69,370
Asset-backed securities	Within four years	6,980	1	(7)	6,974
Total available-for-sale securities		$167,277	$50	$(31)	$167,296

		December 31, 2024
	Maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Securities of U.S. government and government agencies	Within two years	$51,500	$13	$(13)	$51,500
Commercial paper	Within one year	44,480	7	(14)	44,473
Corporate debt securities	Within one year	64,615	1	(46)	64,570
Asset-backed securities	Within four years	4,792	1	-	4,793
Total available-for-sale securities		$165,387	$22	$(73)	$165,336

The Company’s available-for-sale securities are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund operations as needed. At March 31, 2025, there were 56 available-for-sale securities with a fair value of $77.5 million that were in a gross unrealized loss position for less than 12 months, and none were in a gross unrealized loss position for 12 months or more. The Company determined it is not “more likely than not” that it will be required to sell these securities prior to recovery of their amortized cost basis. As such, the Company did not record a credit allowance as of either March 31, 2025 or December 31, 2024. Accrued interest receivable on the Company’s available-for-sale securities was $0.9 million and $0.2 million as of March 31, 2025 and December 31, 2024, respectively. For the three months ended March 31, 2025 and 2024, the Company did not write off any accrued interest receivables, and there were no realized gains or losses.

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

Below is the summary of our cash equivalents and short-term investments measured at fair value on a recurring basis and categorized using the fair value hierarchy (in thousands):

	March 31, 2025
	Level 1	Level 2	Estimated Fair Value
Cash equivalents
Money market funds	$41,112	$-	$41,112
Corporate debt securities	-	-	-
Securities of U.S. government and government agencies	-	-	-
Corporate debt securities	-	-	-
Total cash equivalents	41,112	-	41,112
Available-for-sale securities
Securities of U.S. government and government agencies	-	48,765	48,765
Commercial paper	-	40,462	40,462
Certificates of deposit		1,725	1,725
Corporate debt securities	-	69,370	69,370
Asset-backed securities	-	6,974	6,974
Total available-for-sale securities	-	167,296	167,296
Total cash equivalents and available-for-sale securities	$41,112	$167,296	$208,408

	December 31, 2024
	Level 1	Level 2	Estimated Fair Value
Cash equivalents
Money market funds	$46,079	$-	$46,079
Corporate debt securities	-	9,663	9,663
Securities of U.S. government and government agencies	-	3,978	3,978
Total cash equivalents	46,079	13,641	59,720
Available-for-sale securities
Securities of U.S. government and government agencies	-	51,500	51,500
Commercial paper	-	44,473	44,473
Corporate debt securities	-	64,570	64,570
Asset-backed securities	-	4,793	4,793
Total available-for-sale securities	-	165,336	165,336
Total cash equivalents and available-for-sale securities	$46,079	$178,977	$225,056

There were no Level 3 financial instruments measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024.

For information related to short-term investments, see Note 7, Available-for-Sale Securities.

9.
Share-Based Compensation

On May 31, 2024, the Company held its 2024 Annual Meeting of Stockholders (2024 Annual Meeting). At the 2024 Annual Meeting, the Company’s stockholders approved the Company’s Third Amended and Restated 2020 Equity Incentive Plan (the Amended and Restated Plan) which, among other things, (a) increased the aggregate number of shares of Common Stock authorized for issuance under the Amended and Restated Plan by 4,870,092 for a total of 12,500,000 shares of Common Stock, and (b) adjusted the “evergreen” provision included therein, such that the number of shares of Common Stock available for the grant of awards under the Amended and Restated Plan automatically increases on January 1 of each year in an amount equal to 5% of the number of shares of Common Stock issued and outstanding on December 31 of the immediately preceding year (subject to adjustment in the event of stock splits and other similar events); provided, however, that the Company’s Board of Directors may act prior to January 1 of a given year to provide that there will be no increase in the share limit for such year or provide that the increase for such year will be a lesser number of shares of Common Stock. On August 14, 2024, the Company filed a Form S-8 to register 4,870,092 additional shares of Common Stock authorized for issuance under the Amended and Restated Plan as approved by stockholders at the 2024 Annual Meeting. On March 26, 2025, the Company filed a Form S-8 to register 3,533,573 additional shares of Common Stock pursuant to the “evergreen” provision under the Amended and Restated Plan for 2025.

The following table presents the share-based compensation expense recognized for all share-based compensation arrangements, excluding share-based compensation expense reported in Note 4, Discontinued Operations (in thousands):

	Three Months Ended March 31,
	2025	2024

Research and development expense	$897	$263
General and administrative expense	1,201	359
Total share-based compensation expense	$2,098	$622

10.
Commitments and Contingencies

The Company has been in settlement negotiations with a representative for six stockholder plaintiff firms alleging the Company violated Delaware law in its preliminary proxy statement that was disseminated to stockholders in November 2022 for the Company’s annual meeting held in December 2022. Based on these settlement negotiations to date, the Company estimates that it will settle for no more than an aggregate of $0.2 million and, therefore, has an accrual for the estimated liability of $0.2 million as of March 31, 2025 and December 31, 2024. This balance is included in accrued expenses on the unaudited Condensed Consolidated Balance Sheets.

In May 2025, the Company entered into a purchase order with the U.S. Department of Energy (DOE) under which the Company will purchase thorium-228 from the DOE during 2025 and 2026. The purchase order includes a “take-or-pay” provision pursuant to which the Company is committed to purchasing approximately $8.4 million of thorium-228 during the term of the agreement.

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

Also on January 8, 2024, the Company entered into the Option Agreement with Lantheus whereby Lantheus was granted an exclusive option to negotiate an exclusive, worldwide, royalty- and milestone-bearing right and license to [212Pb]VMT-α-NET, the Company’s clinical-stage alpha therapy developed for the treatment of neuroendocrine tumors. If good-faith negotiations fail, Lantheus has a one-year right to reenter negotiations if a third party offers to purchase or license the [212Pb]VMT-α-NET program. Additionally, Lantheus has a right to co-fund the IND application, enabling studies for early-stage therapeutic candidates targeting prostate-specific membrane antigen and gastrin-releasing peptide receptor and, prior to IND filing, a right to negotiate for an exclusive license to such candidates. In consideration of the rights granted by the Company to Lantheus pursuant to the Option Agreement, Lantheus paid to the Company a one-time payment of $28.0 million, subject to certain withholding provisions associated with the closing of the Progenics APA.

Under the terms of the Option Agreement, Lantheus also had a right of first offer and last look protections for any third-party merger and acquisition transactions involving the Company for a 12-month period, which expired on January 8, 2025. In connection with the January 8, 2025 expiration of the right of first offer and last look provisions provided under the Option Agreement, the Company recognized $1.4 million on the Condensed Consolidated Statements of Operations and Comprehensive Loss as “Other income from a related party.”

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

12.
Leases

The Company accounts for its leases under ASC 842, Leases. Effective April 1, 2024, the Company entered into a lease with the Board of Regents, State of Iowa, for lab and office space at the BioVentures Center. The lease terminates in March 2026. Upon entering into this lease, the Company recognized a right-of-use asset and lease liability of approximately $1.1 million on the Condensed Consolidated Balance Sheet based upon the present value of the future base payments discounted at an 8% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit discount rate.

The Company acquired a lease from Progenics, an affiliate of Lantheus, for a production facility in Somerset, NJ effective on March 1, 2024 (see Note 3, Investments and Agreements, in this Form 10-Q). The lease terminates on November 29, 2028. Upon entering into this lease, the Company recognized a right-of-use asset and lease liability of approximately $0.3 million on the Condensed Consolidated Balance Sheet based upon the present value of the future base payments discounted at an 8% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit discount rate.

On August 8, 2024, the Company assumed a lease from Progenics for office space in Somerset, NJ (Office). The lease terminates on November 30, 2028. Upon entering into this lease, the Company recognized a right-of-use asset and lease liability of approximately $0.6 million on the Condensed Consolidated Balance Sheet based upon the present value of the future base payments discounted at an 8% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit discount rate.

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

On July 1, 2023, the Company entered into a lease with Unico Properties LLC for office space in Seattle, WA, that terminates in October 2028. Upon entering into this lease, the Company recognized a right-of-use asset and lease liability of approximately $0.8 million on the Condensed Consolidated Balance Sheet based upon the present value of the future base payments discounted at an 8% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit discount rate.

The weighted average remaining term and discount rate for the Company’s operating leases as of March 31, 2025 was 2.9 years and 8%, respectively.

The Company’s operating lease expense was $0.3 million and de minimis for the three months ended March 31, 2025 and 2024, respectively.

The following table presents the future operating lease payments and lease liability included on the Condensed Consolidated Balance Sheet related to the Company’s operating leases as of March 31, 2025 (in thousands):

Year Ending December 31,
2025 (remaining nine months)	$836
2026	647
2027	493
2028	443
Total	2,419
Less: imputed interest	(265)
Total lease liability	2,154
Less: current portion	(980)
Noncurrent lease liability	$1,174

Asset Retirement Obligation

The Company had an asset retirement obligation (ARO) associated with the facility it leased in Richland, WA. This lease is included in the GT Medical APA and was assigned to GT Medical upon the GT Medical Closing, which occurred on April 12, 2024. As such, this liability is no longer reported as an ARO in the Company’s condensed consolidated financial statements as of March 31, 2025 and December 31, 2024. However, the Company maintains the estimated liability in its condensed consolidated financial statements related to hazardous waste removal that relates to activities prior to the GT Medical Closing. The estimated liability at each of March 31, 2025 and December 31, 2024 was $0.5 million and is included within “accounts payable and accrued expenses” in the Condensed Consolidated Balance Sheets.

13.
Note Payable

On December 29, 2022, the Company obtained a promissory note in the amount of $1.7 million for the purpose of purchasing land and a building in Coralville, IA. The note bears interest at 6.15% per annum and is collateralized by the property. The note requires monthly principal and interest payments, and a balloon payment of approximately $1.5 million is due on December 29, 2027.

The following table presents the current and long-term portions of the note payable (in thousands):

	March 31,	December 31,
	2025	2024

Note payable	$1,664	$1,677
Less: current portion	(53)	(52)
Note payable, long-term portion	$1,611	$1,625

The following table presents the future principal payments included on the Condensed Consolidated Balance Sheets related to the Company’s note payable as of March 31, 2025 (in thousands):

Years ending December 31:
2025 (remaining nine months)	$39
2026	56
2027	1,569
Total	$1,664

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with (i) the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (Form 10-Q), (ii) our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (SEC) on March 26, 2025 and amended on March 28, 2025 (2024 Form 10-K) and (iii) other filings we have made with the SEC. As discussed under the heading “Cautionary Note Regarding Forward-Looking Statements,” this discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and involves numerous risks and uncertainties, including but not limited to those described under the heading “Risk Factors” in the 2024 Form 10-K that may cause actual results to differ materially from those described in or implied by any forward-looking statements. Unless the context otherwise requires, references in these notes to the “Company,” “Perspective,” “we,” “us” and “our,” except where the context requires otherwise, refer to Perspective Therapeutics, Inc. and its subsidiaries. References to “Isoray” refer to Isoray Medical, Inc., a wholly owned subsidiary.

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

Our neuroendocrine tumor (VMT-α-NET), melanoma (VMT01) and solid tumor (PSV359) programs are in Phase 1/2a imaging and therapy trials in the U.S. We are growing our regional network of drug product candidate finishing facilities, enabled by our proprietary 212Pb generator, to deliver patient-ready product candidates for clinical trials and commercial operations.

VMT-α-NET

We designed VMT-α-NET to target and deliver 212Pb to target cancer-specific receptors on tumor cells expressing somatostatin receptor type 2 (SSTR2), a protein that is overexpressed in neuroendocrine tumors (NETs) and other cancers. [212Pb]VMT-α-NET is a targeted alpha therapy (TAT) in development for patients with unresectable or metastatic SSTR2-expressing tumors who have not previously received peptide-targeted radiopharmaceutical therapy, such as Lutathera. NETs are a group of rare, heterogeneous tumors that develop in different organs of the body and arise from specialized cells in the neuroendocrine system.

We have initiated dosing of patients in Cohorts 1 and 2 of our Phase 1/2a study of [212Pb]VMT-α-NET in patients with unresectable or metastatic SSTR2-expressing NETs. In January 2025, at the 2025 American Society of Clinical Oncology Gastrointestinal Cancers Symposium, we announced updated interim results from our multi-center open-label dose escalation, dose expansion study (clinicaltrials.gov identifier NCT05636618) of [212Pb]VMT-α-NET in patients with unresectable or metastatic SSTR2-positive NETs who have not received prior radiopharmaceutical therapy and have shown radiological evidence of disease progression in the 12 months prior to enrollment. The data cut-off date was January 10, 2025. All nine patients in Cohort 1 and Cohort 2 had completed treatments per the study protocol, and the study team had at least one scan for all patients after their final treatments. No dose limiting toxicities (DLTs), grade 4 or 5 treatment emergent or serious adverse events (AEs) were reported since the start of the study. No new grade 3 AEs were observed aside from the two events that were disclosed at an earlier data cutoff of October 2024 - one case of diarrhea and one case of syncope. No decline in renal function was observed. Hematologic AEs, such as decreased lymphocyte count and anemia, were all grades 1 and 2. No treatment discontinuations due to AEs occurred.

Further anti-tumor activities have been observed with longer follow up, and there were two unconfirmed responses and one confirmed response as defined by response evaluation criteria in solid tumors (RECIST) v1.1 in Cohort 2. As of the January 10, 2025 data cut-off date, the patient who experienced a confirmed objective response has been in response for 17 weeks and remains in the study. This patient received the first two [212Pb]VMT-α-NET doses at administered dose of 5.0 mCi (equivalent to 84.6 µCi/kg), then received the remaining two doses at the next lower activity level of 2.5 mCi (equivalent to 42.4 µCi/kg) due to an adverse event that was determined by the investigator to be unrelated to [212Pb]VMT-α-NET.

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

After Cohort 2 reopened for enrollment in August 2024 and through February 28, 2025, 30 patients had begun receiving treatment. In March and April 2025, an incremental 10 patients were dosed. Thus, as of April 30, 2025, a total of 40 patients have begun treatment in Cohort 2. More patients are undergoing evaluation for whether they meet the entry criteria to enroll into Cohort 2.

The observation period was completed for DLTs in seven patients enrolled in Cohort 2 during the second quarter of 2024. Subsequently, the safety monitoring committee (SMC) determined that the safety data observations during the DLT period supported proceeding with dose escalation to Cohort 3. A protocol amendment to expand the number of patients dosed at 5 mCi has been submitted to sites, and patient enrollment is open. Based on interactions with the U.S. Federal and Drug Administration (FDA) prior to the initiation of patient dosing in the study, which occurred in late 2023, the decision to open Cohort 3 will follow consultation and alignment with the agency. FDA interactions are ongoing with regard to the initiation of the next dosing cohort. Following alignment with the FDA, we intend to communicate to stakeholders regarding how the trial will move forward.

On April 23, 2025, we announced that data on [212Pb]VMT-α-NET have been accepted for presentation at the 2025 American Society of Clinical Oncology Annual Meeting, which will take place May 30 to June 3 in Chicago, IL (2025 ASCO).

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

The SMC reviewed these findings and recommended exploring a lower dose level of 1.5 mCi per dose, both as a single agent and in combination with the anti-PD-1 antibody, nivolumab. The SMC’s recommendation would allow for the monotherapy and combination cohorts to proceed concurrently. An amendment to further explore lower dose levels for monotherapy has been approved, and Cohort 3 at 1.5 mCi per dose is active and open for enrollment. The combination cohort at 1.5 mCi per dose with nivolumab is also active and open for enrollment. On March 17, 2025, we announced that the first patient was dosed in the combination cohort, and on April 11, 2025, we announced that the first patient was dosed in the monotherapy cohort. As of April 30, 2025, a total of four patients had received their initial monotherapy treatments. On April 23, 2025, we announced that data on [212Pb]VMT01 have been accepted as a poster presentation at 2025 ASCO.

PSV359

Tumor stroma cells do not typically express cancer-specific markers like SSTR2 or MC1R. Fibroblast activation protein alpha (FAP-α) is primarily expressed on tumor stroma cells, but also on some cancer cells. FAP-α, a pan-cancer target, is a protein abundantly expressed in certain cancer cells as well as cancer-associated fibroblasts in tumor lesions and involved in promoting disease progression. Our in-house discovery team discovered PSV359, a novel cyclic peptide targeting human FAP-α, via phage display methods. We believe PSV359 is an optimized peptide with potential best-in-class characteristics that has been demonstrated in preclinical models. In March 2024, we released the first-in-human clinical single-photon emission computed tomography (SPECT)/computed tomography (CT) imaging which suggested very favorable tumor targeting and retention by the PSV359 compound, while clearing from normal organs rapidly and completely.

In October 2024, we announced first-in-human SPECT/CT images of [203Pb]PSV359 from an independent investigator revealed strong tumor uptake, fast clearance through the renal system, low accumulation in normal organs, and long tumor retention in three patients with FAP-α expressing cancers.

Preclinical results for PSV359 were presented during the Society of Nuclear Medicine and Molecular Imaging and European Association of Nuclear Medicine annual meetings in June and October 2024, respectively. The purpose of this study was to evaluate the in vitro and in vivo performance of [203/212Pb]PSV359 in preclinical xenograft models. Overall, strong anti-tumor clinical activity of [212Pb]PSV359 was found in both HT1080-human FAP-α (FAP-α on cancer cells) and U87MG (FAP-α in stromal tissues) xenograft models.

We filed an IND application for PSV359 in December 2024, and we received a “study may proceed” letter (i.e., approval to conduct the trial) from the FDA in the first quarter of 2025. We are currently activating clinical sites, and on April 29, 2025, we announced the first patient was treated with [212Pb]PSV359.

Other Pipeline Candidates

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

Also in January 2024, we announced that we have a license agreement with Mayo Clinic for the rights to Mayo Clinic’s prostate-specific membrane antigen (PSMA) Alpha-PET DoubLET platform technology for the treatment of PSMA-expressing cancers, with an initial focus on prostate. This radiopharmaceutical platform provides detailed PET imaging-based diagnosis and dosimetry using long-lived Copper-64 for imaging and alpha-particle targeted therapies using 212Pb. Preclinical studies are ongoing to assess whether this new molecular entity meets the hurdle for progressing into the clinic.

Discovery Program

Our discovery team is preparing multiple additional novel constructs for potential first-in-human imaging as a de-risking step for potential therapeutic benefit. If and when these constructs meet our criteria for further development, we plan to proceed with pre-IND filing activities.

Intellectual Property (IP)

We have recently received allowance for two patent applications on our key assets. The first patent application, allowed by the U.S. Patent and Trademark Office (USPTO), pertains to our wholly owned, proprietary technology for generation of 212Pb at scale. The full term of this patent (once issued) expires in August 2044. The second patent application, also allowed by the USPTO, pertains to the VMT-α-NET compound for which we have an exclusive license from the University of Iowa. The full term of this patent (once issued) expires in January 2041.

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
•
continue to build our manufacturing capabilities, including potential expansion of our manufacturing footprint;
•
support our marketing and distribution infrastructure to commercialize any future program candidates for which we may obtain marketing approval; and
•
hire additional clinical, medical, development and other personnel.

As of March 31, 2025, we had cash, cash equivalents and short-term investments of $211.7 million. We believe our cash, cash equivalents and short-term investments will be sufficient to fund our current planned operations for at least the next 12 months from the date the condensed consolidated financial statements in this report were issued and into late 2026. Monthly operating expenses are budgeted to increase for research and development and general and administrative expenses as management works to implement its strategy to advance our clinical assets in their clinical trials and to progress our preclinical assets towards clinical trials. Management anticipates a significant increase in expenses, particularly in research and development, as we undertake these activities.

Manufacturing and Supply

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

In May 2025, we entered into a purchase order with the U.S. Department of Energy (DOE) under which we will purchase thorium-228 from the DOE during 2025 and 2026. The purchase order includes a “take-or-pay” provision pursuant to which we are committed to purchasing approximately $8.4 million of thorium-228 during the term of the agreement.

In 2024, we entered into a Master Equipment and Services Agreement (MESA) and statements of work (SOWs) thereunder with Comecer SpA (Comecer), pursuant to which we agreed to purchase from Comecer manufacturing equipment for the production of our radiopharmaceutical product candidates including, but not limited to, isotope processing hot cells and production suites and related equipment (collectively, the Deliverables) and services for installation and validation of the Deliverables at several of our production facilities in the United States. The aggregate consideration for such equipment and services pursuant to the MESA and SOWs is approximately €49.0 million payable in cash, excluding certain incidental costs, such as taxes, customs and duties, local transport, insurance and rigging. We may also elect to purchase certain additional equipment and services pursuant to the SOWs. The MESA provides for the payment of certain amounts in installments over the course of the production, installation and validation of the Deliverables. For additional information, see Note 7, Property and Equipment, of the 2024 Form 10-K.

Facility Acquisitions

In 2024, we purchased buildings located in the metropolitan areas of Houston, TX, Chicago, IL, and Los Angeles, CA, which we intend to use for the manufacture of our program candidates upon completion of modifications and installation of equipment.

Also in 2024, we acquired the assets and associated lease of Lantheus’ radiopharmaceutical manufacturing facility in Somerset, NJ. Soon after the acquisition, we began the onboarding and operationalization processes and, in October 2024, we achieved the first shipment and patient dosing from our Somerset facility. With three manufacturing suites that can meet CGMP requirements, the Somerset facility is expected to have the capacity to meet future clinical trial and commercial demands at major cancer treatment centers throughout the Northeastern U.S.

We continue to evaluate the suitability of additional facilities as we look to expand our research and development capabilities.

2024 At-the-Market (ATM) Agreement

On August 13, 2024, we entered into a Controlled Equity OfferingSM Sales Agreement (2024 ATM Agreement) with Cantor Fitzgerald & Co. and RBC Capital Markets, LLC (each, an ATM Agent, and together, the ATM Agents) pursuant to which we, from time to time, may offer and sell shares (2024 ATM Shares) of our common stock, par value $0.001 per share (Common Stock), through or to the ATM Agents having an aggregate sales price of up to $250.0 million.

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

Sales of the 2024 ATM Shares under the 2024 ATM Agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. We have no obligation to sell any of the 2024 ATM Shares and may at any time suspend offers under the 2024 ATM Agreement or terminate the 2024 ATM Agreement.

Any Common Stock sold under the 2024 ATM Agreement will be issued and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-279692) (the May 2024 Registration Statement), which initially became effective on May 24, 2024 and which was subsequently amended on March 26, 2025 and April 4, 2025, with Post-Effective Amendment #3 being declared effective by the SEC on April 8, 2025. On August 13, 2024, we initially filed a prospectus supplement to the May 2024 Registration Statement with the SEC in connection with the offer and sale of up to $250.0 million of the 2024 ATM Shares pursuant to the 2024 ATM Agreement. We re-filed the ATM prospectus supplement with each of the post-effective amendments to the May 2024 Registration Statement.

On February 18, 2025, we sold 3,379,377 shares of our Common Stock under the 2024 ATM Agreement at an average price of approximately $3.02 per share of Common Stock, resulting in gross proceeds of approximately $10.2 million.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, management evaluates critical accounting estimates and judgments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in Part II, Item 7 and Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in Part II, Item 8 of the 2024 Form 10-K are those that depend most heavily on these judgments and estimates. As of March 31, 2025, there have been no material changes to any of the critical accounting policies and estimates contained therein.

Results of Operations

We previously presented our results in two segments: Drug Operations and Brachytherapy. Due to the sale of our brachytherapy segment to GT Medical in the second quarter of 2024 and the classification of the assets and operations of the brachytherapy segment as discontinued operations in our condensed consolidated financial statements, we have now determined that we operate in only one segment. The following does not include a discussion of the results of our discontinued operations. For additional information regarding our discontinued operations, see Note 4, Discontinued Operations, to the condensed consolidated financial statements in this Form 10-Q and Note 5, Discontinued Operations, in the 2024 Form 10-K.

The following table sets forth our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024	Change

Grant revenue	$342	$325	$17

Operating expenses:
Research and development expenses	14,332	7,452	6,880
General and administrative expenses	7,842	5,878	1,964
Total operating expenses	22,174	13,330	8,844

Operating loss	$(21,832)	$(13,005)	$(8,827)

Grant Revenue

Grant revenue for all periods presented relates to our work for the National Institutes of Health. Our alpha-therapy business is in the clinical stage and, therefore, none of our revenues reflect sales of any of our alpha-therapy candidates, which are still under development.

Operating Expenses

Research and Development

Research and development expenses were $14.3 million for the three months ended March 31, 2025, compared to $7.5 million for the three months ended March 31, 2024, an increase of $6.9 million. The increase in research and development expenses was related to the expanded development of our TAT drug programs, including higher personnel costs and third-party research and development fees.

Management believes that research and development expenses will continue to increase as we continue to invest in the development of novel radiopharmaceutical drugs and product candidates and expand our manufacturing capabilities. We are investing in equipment and modifications for the three buildings we acquired in 2024 located in the Houston, TX, Chicago, IL, and Los Angeles, CA, metropolitan areas. Upon completion, we intend to use the buildings to manufacture our product candidates. We are also working towards expanding capacity in our second manufacturing facility in Somerset, NJ, following the commencement of shipping of 212Pb-labeled radiopharmaceuticals in the fourth quarter of 2024. We expect the capital expenditure associated with this capacity expansion to be a small portion of our total capital expenditures.

Management believes that the cost of certain raw materials used in the production of our novel radiopharmaceutical drugs and product candidates may increase in the coming years, including as a result of increased demand for materials required for the production of radiopharmaceuticals. We are also currently evaluating how potential U.S. and international trade policies, including tariffs, might impact our costs for supplies, equipment and materials used in the development and production of our TAT drug product candidates.

We currently source much of the raw materials that are used to produce our product candidates in the U.S. Some equipment and other materials that will be used at our manufacturing sites is sourced from outside the U.S. Based on our initial analysis of recently announced tariffs, we do not expect to experience any material incremental tariff-related cost impacts in 2025. We will continue to monitor new tariffs and their implementation dates as we evaluate the potential impacts along with alternatives suppliers.

General and Administrative

General and administrative expenses consist primarily of the costs related to our executive, finance, human resources and information technology functions.

General and administrative expenses were $7.8 million for the three months ended March 31, 2025, compared to $5.9 million for the three months ended March 31, 2024, an increase of $2.0 million. The increase in general and administrative expenses for the three months ended March 31, 2025 was primarily due to increased personnel costs, partially offset by decreased fees for professional services.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. We have historically financed our operations primarily through selling equity to investors. The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash (used in) provided by operating activities	$(21,582)	$13,848
Net cash used in investing activities	(5,565)	(47,297)
Net cash provided by financing activities	9,973	166,328
Net (decrease) increase in cash and cash equivalents	$(17,174)	$132,879

Cash Flows from Operating Activities

Net cash used in operating activities of $21.6 million in the three months ended March 31, 2025, was comprised of a net loss of approximately $18.2 million, adjusted for non-cash expenses totaling $2.0 million (such as share-based compensation and depreciation and amortization expense), and changes in operating assets and liabilities of $5.4 million.

Net cash provided by operating activities of $13.8 million in the three months ended March 31, 2024, was primarily due to amounts received pursuant to that certain option agreement, dated January 8, 2024, of $28.0 million, between us and Lantheus Alpha Therapy, LLC, partially offset by a net loss of approximately $12.3 million, as adjusted for non-cash expenses totaling $0.7 million (such as share-based compensation and depreciation and amortization expense), and $2.6 million in changes to our accrued expenses and accounts payable.

Cash Flows from Investing Activities

Net cash used in investing activities of $5.6 million in the three months ended March 31, 2025, was primarily due to acquisitions of property and equipment and purchases of available-for-sale securities, partially offset by proceeds from the maturity of available-for-sale securities.

Net cash used in investing activities of $47.3 million in the three months ended March 31, 2024, was primarily due to transactions related to the purchase of fixed assets and purchases of held-to-maturity securities.

Cash Flows from Financing Activities

Net cash provided by financing activities of $10.0 million in the three months ended March 31, 2025, was primarily related to the proceeds received from the sale of Common Stock pursuant to the 2024 ATM Agreement.

Net cash provided by financing activities of $166.3 million in the three months ended March 31, 2024, was primarily related to various capital markets transactions and other agreements we entered into.

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

Sales of the 2024 ATM Shares under the 2024 ATM Agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. We have no obligation to sell any of the 2024 ATM Shares and may at any time suspend offers under the 2024 ATM Agreement or terminate the 2024 ATM Agreement.

Any Common Stock sold under the 2024 ATM Agreement will be issued and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-279692) (the May 2024 Registration Statement), which initially became effective upon filing with the SEC on May 24, 2024 and which was subsequently amended on March 26, 2025 and April 4, 2025, with Post-Effective Amendment #3 being declared effective by the SEC on April 8, 2025. On August 13, 2024, we initially filed a prospectus supplement to the May 2024 Registration Statement with the SEC in connection with the offer and sale of up to $250.0 million of the 2024 ATM Shares pursuant to the 2024 ATM Agreement. We re-filed the ATM prospectus supplement with each of the post-effective amendments to the May 2024 Registration Statement.

On February 18, 2025, we sold 3,379,377 shares of our Common Stock under the 2024 ATM Agreement at an average price of approximately $3.02 per share of Common Stock, resulting in gross proceeds of approximately $10.2 million.

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

The May 2024 Pre-funded Warrants became exercisable subsequent to the filing and effectiveness of an amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware on June 14, 2024. The exercise price and the number of shares of Common Stock issuable upon exercise of each May 2024 Pre-funded Warrant are subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock as well as upon any distribution of assets, including cash, stock or other property, to our stockholders. The May 2024 Pre-funded Warrants will not expire and are exercisable in cash or by means of a cashless exercise. A holder of May 2024 Pre-funded Warrants may not exercise such May 2024 Pre-funded Warrants if the aggregate number of shares of Common Stock beneficially owned by such holder, together with its affiliates, would be more than 4.99% or 9.99%, as elected by such holder, of the issued and outstanding shares of Common Stock following such exercise, as such percentage ownership is determined in accordance with the terms of the May 2024 Pre-funded Warrants. A holder of May 2024 Pre-funded Warrants may increase or decrease this percentage not in excess of 19.99% by providing at least 61 days’ prior notice to us. The holders of the pre-funded warrants exercised all of the May 2024 Pre-funded Warrants during the second quarter of 2025 by means of the cashless exercise provision and within the other constraints noted above.

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

Investment Agreement

On January 8, 2024, we entered into an investment agreement (Lantheus Investment Agreement) with Lantheus Alpha Therapy, LLC, a Delaware limited liability company and wholly owned subsidiary of Lantheus Holdings, Inc. (Lantheus), pursuant to which we agreed to sell and issue to Lantheus in a private placement transaction certain shares (Lantheus Shares) of our Common Stock. The closing of the purchase and sale of the Lantheus Shares to Lantheus by us (Lantheus Closing) was subject to us raising at least $50.0 million of gross proceeds (excluding Lantheus’ investment) in a qualifying third-party financing transaction, which occurred on January 22, 2024. The number of Lantheus Shares sold was 5,634,235, representing 19.99% of the outstanding shares of Common Stock as of January 8, 2024. Pursuant to the Lantheus Investment Agreement, we agreed to cooperate in good faith to negotiate and enter into a registration rights agreement with Lantheus, obligating us to file a registration statement on Form S-3 with the SEC to register for resale the Lantheus Shares issued at the Lantheus Closing. We filed such Form S-3 on March 29, 2024, and the SEC declared it effective on April 9, 2024 (File No. 333-278362). The Lantheus Investment Agreement also contains agreements between us and Lantheus whereby Lantheus is provided certain board observer and information rights of us, subject to certain exceptions.

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

The Jan. 2024 Pre-funded Warrants were exercisable at any time after the date of issuance. The exercise price and the number of shares of Common Stock issuable upon exercise of each Jan. 2024 Pre-funded Warrant were subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock as well as upon any distribution of assets, including cash, stock or other property, to our stockholders. The Jan. 2024 Pre-funded Warrants did not have an expiration date and were exercisable in cash or by means of a cashless exercise. A holder of Jan. 2024 Pre-funded Warrants could not exercise such Jan. 2024 Pre-funded Warrants if the aggregate number of shares of Common Stock beneficially owned by such holder, together with its affiliates, would beneficially own more than 4.99% of the issued and outstanding shares of Common Stock following such exercise, as such percentage ownership is determined in accordance with the terms of the Jan. 2024 Pre-funded Warrants. A holder of Jan. 2024 Pre-funded Warrants could increase or decrease this percentage not in excess of 19.99% by providing at least 61 days’ prior notice to us. The holder of the Jan. 2024 Pre-Funded Warrants exercised all of the Jan. 2024 Pre-Funded Warrants during the fourth quarter of 2024 by means of the cashless exercise provision and within the other constraints noted above.

2023 ATM Agreement

On April 11, 2024, we sold shares of our Common Stock pursuant to that certain At Market Issuance Sales Agreement (2023 ATM Agreement), dated as of November 17, 2023, by and among us, Oppenheimer & Co. Inc., B. Riley Securities, Inc. and JonesTrading Institutional Services LLC. The sales resulted in gross proceeds to us of approximately $49.5 million. For additional information regarding the 2023 ATM Agreement, see our Form S-3 filed on November 17, 2023 and Form S-3/A filed on December 7, 2023.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we advance and expand preclinical activities, clinical trials and potential commercialization of our program candidates. Our costs are also expected to increase as we:

•
continue the development of our clinical-stage assets, including VMT01, VMT-α-NET and PSV359;
•
continue the development of our other preclinical program candidates;
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
•
continue to build our manufacturing capabilities, including potential expansion of our manufacturing footprint;
•
support our marketing and distribution infrastructure to commercialize any future product candidates for which we may obtain marketing approval; and
•
hire additional clinical, medical, development and other personnel.

At March 31, 2025, we had cash, cash equivalents and short-term investments of $211.7 million. We believe our cash, cash equivalents and short-term investments will be sufficient to fund our current planned operations and capital investments into late 2026. Monthly operating expenses are budgeted to increase for research and development and general and administrative expenses as management works to implement our strategy to advance our clinical assets in our clinical trials and to progress our preclinical assets towards clinical trials. Management anticipates a significant increase of expenses, particularly in research and development, as we undertake these activities.

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
•
the potential impact of U.S. and international trade policies, including tariffs, on our costs for supplies, equipment and materials used in the development and production of our TAT drug product candidates;
•
the potential impact of disruptions at the FDA, including a reduction in the FDA’s workforce and/or decreased funding for the FDA, on our business; and
•
our ability to generate cash, and successfully obtain additional working capital, to fund our operating, investing and financing activities.

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

Capital expenditures

Management regularly reviews our research and development and general and administrative functions to evaluate the most efficient deployment of capital to ensure that the appropriate materials, systems and personnel are available to support clinical trials, preclinical activities and product candidate supply.

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

Other Commitments and Contingencies

We presented our other commitments and contingencies in the 2024 Form 10-K. There have been no material changes outside of the ordinary course of business in those obligations during the three months ended March 31, 2025, other than those disclosed in Note 10, Commitments and Contingencies, to the condensed consolidated financial statements in this Form 10-Q.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2025. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedures are designed to provide a reasonable level of assurance that the objectives of the system will be met.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

From time to time, we may be a party to legal proceedings or subject to claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceedings against us that we believe could have a material adverse effect on our business, operating results or financial condition.

ITEM 1A – RISK FACTORS

In the ordinary course of business, we are exposed to a variety of risks, any of which have affected or could materially adversely affect our business, financial condition, and results of operations. The market price of our securities could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occur. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed above under “Cautionary Statement Regarding Forward-Looking Statements,” you should carefully consider the specific risk factors set forth in the “Risk Factors” section in the 2024 Form 10-K. We may also face other risks and uncertainties that are not presently known, are not currently believed to be material, or are not yet identified because they are common to all businesses. There have been no material changes to the risk factors disclosed in Part I, Item 1A of the 2024 Form 10-K.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2025, none of our directors or executive officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

10.1!

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

Dated: May 12, 2025
PERSPECTIVE THERAPEUTICS, INC., a Delaware corporation
/s/ Johan (Thijs) Spoor
Johan (Thijs) Spoor
Chief Executive Officer (Principal Executive Officer)

/s/ Juan Graham
Juan Graham
Chief Financial Officer (Principal Financial Officer)