Form 10-Q
period 2025-06-30
Perspective Therapeutics, Inc.
filed 2025-08-13
CIK 728387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of August 11, 2025
Common stock, $0.001 par value	74,262,990

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
•
our manufacturing infrastructure, capabilities and strategy, including the scalability and commercial viability of our manufacturing methods and processes, and potential expansion of our manufacturing footprint;
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
•
our belief regarding the sufficiency of our cash resources to fund our current planned clinical milestones and operational investments into late 2026;
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

i

These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under the heading “Risk Factors” in Part I, Item IA of our Annual Report on Form 10-K for the period ended December 31, 2024, filed with the Securities and Exchange Commission on March 26, 2025 and amended on March 28, 2025, that may cause actual results to differ materially. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by such risks and uncertainties, and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. Readers are cautioned not to place undue reliance on such forward-looking statements as they speak only of our views as of the date the statement was made (or any earlier date indicated in such statement). While we may update certain forward-looking statements from time to time, we undertake no obligation to do so, whether as a result of new information, future events or otherwise, except as required by applicable law. Our U.S. Securities and Exchange Commission (SEC) filings are available publicly on the SEC’s website at www.sec.gov.

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

ii

PERSPECTIVE THERAPEUTICS, INC.

iii

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Perspective Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except shares and par value data)

	June 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,849	$61,580
Short-term investments	162,729	165,336
Accounts receivable, net of allowance for doubtful accounts: $381 and $543	225	116
Prepaid expenses and other current assets	4,155	4,128
Total current assets	195,958	231,160
Noncurrent assets:
Property and equipment, net	62,599	57,321
Right-of-use asset, net	1,767	2,215
Intangible assets, in-process research and development	50,000	50,000
Other assets, net	401	405
Total assets	$310,725	$341,101

LIABILITIES AND STOCKHOLDERSʼ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,048	$10,343
Lease liability	847	957
Accrued personnel expenses	5,037	5,478
Note payable	54	52
Deferred Income (Note 3)	-	1,400
Total current liabilities	12,986	18,230
Noncurrent liabilities:
Lease liability, net of current portion	1,071	1,428
Note payable, net of current portion	1,597	1,625
Deferred Income, net of current portion (Note 3)	26,600	26,600
Deferred tax liability	2,495	2,495
Other noncurrent liabilities	284	55
Total liabilities	45,033	50,433

Commitments and contingencies (Note 10)

Stockholdersʼ equity:
Preferred stock: $0.001 par value; 7,000,000 shares authorized; 5,000,000 designated Series B convertible; no shares issued	-	-
Common stock: $0.001 par value; authorized 750,000,000 shares; issued 74,262,990 and 70,671,464 shares	74	70
Additional paid-in capital	536,996	522,368
Accumulated other comprehensive income (loss)	3	(51)
Accumulated deficit	(271,381)	(231,719)
Total stockholdersʼ equity	265,692	290,668

Total liabilities and stockholdersʼ equity	$310,725	$341,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

Perspective Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Grant revenue	$290	$526	$632	$851

Operating expenses:
Research and development	16,620	9,275	30,952	16,727
General and administrative	7,709	5,514	15,551	11,392
Total operating expenses	24,329	14,789	46,503	28,119

Operating loss	(24,039)	(14,263)	(45,871)	(27,268)

Non-operating income (expense):
Interest income	2,159	3,076	4,543	4,287
Interest and other expense	(119)	(23)	(247)	(52)
Other income from a related party (Note 3)	-	-	1,400	-
Equity in loss of affiliate	-	(4)	(1)	(6)
Total non-operating income, net	2,040	3,049	5,695	4,229

Net loss from continuing operations	(21,999)	(11,214)	(40,176)	(23,039)
Net gain (loss) from discontinued operations	514	(490)	514	(949)
Net loss	$(21,485)	$(11,704)	$(39,662)	$(23,988)

Basic and diluted loss per share:
Loss from continuing operations	$(0.30)	$(0.17)	$(0.55)	$(0.40)
Gain (loss) from discontinued operations	0.01	(0.01)	0.01	(0.01)
Basic and diluted loss per share	$(0.29)	$(0.18)	$(0.54)	$(0.41)

Weighted average shares used in computing net loss per share:
Basic and diluted	74,235	66,648	73,301	58,079

Unrealized (loss) gain on available-for-sale securities	$(16)	$-	$54	$-
Comprehensive loss	$(21,501)	$(11,704)	$(39,608)	$(23,988)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Perspective Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,662)	$(23,988)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Net accretion of discounts on available-for-sale securities	(1,765)	-
Depreciation and amortization expense	1,465	928
Accrued interest on held-to-maturity investments	-	(360)
Share-based compensation	4,501	1,375
Other noncash income, net	222	136
Changes in operating assets and liabilities:
Accounts receivable, net	(109)	979
Interest receivable	(286)	-
Inventory	-	11
Prepaid expenses and other current assets	259	(93)
Accounts payable and accrued expenses	(4,548)	(763)
Deferred Income[1]	(1,400)	28,000
Accrued personnel expenses	(441)	(1,279)
Other noncurrent liabilities	229	-
Net cash (used in) provided by operating activities	(41,535)	4,946

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(5,682)	(10,087)
Additions to other assets	(45)	-
Purchases of held-to-maturity securities	-	(78,730)
Proceeds from held-to-maturity securities	-	38,225
Purchases of available-for-sale securities	(67,094)	-
Maturities of available-for-sale securities	71,520	-
Net cash used in investing activities	(1,301)	(50,592)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(26)	(20)
Proceeds from sales of common stock, pursuant to exercise of warrants, net	-	123
Proceeds from sales of common stock, pursuant to exercise of options	145	254
Proceeds from the issuance of common stock and Pre-funded Warrants, net[1]	-	288,055
Proceeds from the sale of common stock pursuant to at-the-market offering, net[1]	9,986	-
Net cash provided by financing activities	10,105	288,412

Net (decrease) increase in cash, cash equivalents and restricted cash	(32,731)	242,766
Cash, cash equivalents and restricted cash beginning of period	61,580	9,420
CASH, CASH EQUIVALENTS AND RESTRICTED CASH END OF PERIOD	$28,849	$252,186

Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$28,849	$252,004
Restricted cash	-	182
Total cash, cash equivalents and restricted cash shown on the Condensed Consolidated Statements of Cash Flows	$28,849	$252,186

Supplemental schedule of noncash investing and financing activities:
Recognition of operating lease liability and right-of-use asset	$-	$1,497
Property and equipment in accounts payable and accrued expenses	1,058	-

1. See Note 3, Investments and Agreements, for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Perspective Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

(In thousands, except shares)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balances at December 31, 2024	70,671,464	$70	$522,368	$(51)	$(231,719)	$290,668
Issuance of common stock pursuant to the ATM, net	3,379,377	3	9,983	-	-	9,986
Unrealized gain on available-for-sale securities	-	-	-	70	-	70
Share-based compensation	-	-	2,098	-	-	2,098
Net loss	-	-	-		(18,177)	(18,177)
Balances at March 31, 2025	74,050,841	$73	$534,449	$19	$(249,896)	$284,645
Issuance of stock pursuant to the exercise of Pre-funded Warrants, net	145,852	1	(1)	-	-	-
Issuance of common stock pursuant to exercise of options	66,297	-	145	-	-	145
Unrealized loss on available-for-sale investments	-	-	-	(16)	-	(16)
Share-based compensation	-	-	2,403	-	-	2,403
Net loss	-	-	-	-	(21,485)	(21,485)
Balances at June 30, 2025	74,262,990	$74	$536,996	$3	$(271,381)	$265,692

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances at December 31, 2023[1]	28,180,985	$28	$227,591	$(152,440)	$75,179
Issuance of common stock and Pre-funded Warrants, net[1,2]	30,475,187	31	166,183	-	166,214
Issuance of common stock pursuant to exercise of options[1]	35,424	-	126	-	126
Share-based compensation	-	-	656	-	656
Net loss	-	-	-	(12,284)	(12,284)
Balances at March 31, 2024[1]	58,691,596	$59	$394,556	$(164,724)	$229,891
Issuance of common stock and Pre-funded Warrants, net[2]	8,686,834	8	121,833	-	121,841
Cancellation of fractional shares due to the 1-for-10 reverse stock split	(114)	-	(1)	-	(1)
Issuance of common stock pursuant to exercise of options	24,450	-	128	-	128
Issuance of common stock pursuant to exercise of common stock warrants	22,401	-	123	-	123
Share-based compensation	-	-	719	-	719
Net loss	-	-	-	(11,704)	(11,704)
Balances at June 30, 2024	67,425,167	$67	$517,358	$(176,428)	$340,997

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

Discontinued Operations

On April 12, 2024, the Company completed the sale of its Cesium-131 brachytherapy business and substantially all of the assets of Isoray Medical, Inc. (Isoray), a wholly owned subsidiary of Perspective Therapeutics, to GT Medical Technologies, Inc. (GT Medical) (such transaction being the GT Medical Closing). Pursuant to the GT Medical Closing, GT Medical issued to Isoray 279,516 shares of GT Medical’s common stock, par value $0.0001 per share, representing 0.5% of GT Medical’s issued and outstanding capital stock on a fully diluted basis as of the closing. Accordingly, the financial information and operating results of the Cesium-131 brachytherapy business have been presented as discontinued operations in the condensed consolidated financial statements for all periods presented. Unless otherwise noted, discussion within these notes to the condensed consolidated financial statements relates to continuing operations. For additional information, see Note 4, Discontinued Operations, in this Form 10-Q and Note 5, Discontinued Operations, in the 2024 Form 10-K.

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

Liquidity

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company has had a history of operating losses and an absence of significant recurring cash inflows from revenue. At June 30, 2025, the Company had cash, cash equivalents and short-term investments of $191.6 million and total accumulated deficit of $271.4 million. The Company has historically financed its operations primarily through selling equity.

The Company believes that its $191.6 million of cash, cash equivalents and short-term investments as of June 30, 2025 will enable it to fund its current planned operations into late 2026, though it may raise additional capital through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements and/or government funding and grants.

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

Reclassifications

In addition to the changes to the Company’s financial statement presentation related to the matters discussed under “Discontinued Operations” above, the Company has made certain reclassifications to prior period amounts in the condensed consolidated financial statements and accompanying notes to conform to the current period presentation. The reclassification of these items had no impact on net loss, financial position or cash flows in the current or prior periods. Specifically, the following items were updated in the Condensed Consolidated Statements of Cash Flows:

•
Depreciation expense and amortization of other assets were combined to create depreciation and amortization expense; and
•
Foreign currency adjustments, lease expense, loss on divestiture and equity in loss of affiliate (see the Condensed Consolidated Statements of Operations and Comprehensive Loss) were combined to create other noncash income, net.

Summary of Significant Accounting Policies

The Company’s significant accounting policies and recent accounting pronouncements are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements in Item 8 of the 2024 Form 10-K. There have been no changes to the Company’s significant accounting policies, and the Company has not adopted any significant accounting policies during the six months ended June 30, 2025.

2.
Loss per Share

Basic and diluted loss per share is calculated by dividing net loss by the weighted average number of shares of Common Stock outstanding and does not include the impact of any potentially dilutive common stock equivalents. In January 2024 and May 2024, the Company issued pre-funded warrants in connection with the Public Offering (as defined below) and the Registered Offering (as defined below), respectively (see Note 3, Investments and Agreements, in this Form 10-Q). As the pre-funded warrants’ exercise price is nominal and there are no conditions that must be satisfied prior to their exercise, the pre-funded warrants are included in the calculation of the basic and diluted earnings per share as of June 30, 2024. All pre-funded warrants were exercised prior to June 30, 2025, and the shares issued upon exercise are included in the calculation of the basic and diluted earnings per share as though they had been issued at the beginning of the year. At each of June 30, 2025 and 2024, the calculation of diluted weighted average shares did not include common stock warrants or options that were potentially convertible into Common Stock as those would be antidilutive due to the Company’s net loss position.

Securities not considered in the calculation of diluted loss per share, but that could be dilutive in the future, are as follows:

	June 30, 2025	June 30, 2024
Common stock warrants	415,779	416,164
Common stock options	10,185,506	6,934,022
Total potential dilutive securities	10,601,285	7,350,186

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

In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the following table presents the components of discontinued operations in relation to the Business reported in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Sales, net	$-	$205	$-	$2,178
Cost of sales	(332)	162	(332)	1,564
Gross profit	332	43	332	614

Operating expenses:
Research and development	-	21	-	69
Sales and marketing	-	138	-	941
General and administrative	-	313	-	494
(Gain) loss recognized on assets held for sale	(182)	61	(182)	59
Total operating expenses	(182)	533	(182)	1,563

Total gain (loss) from discontinued operations	$514	$(490)	$514	$(949)

The Company recognized a loss on classification as held for sale in December 2023 by identifying the assets and liabilities that were included in the GT Medical APA. Additionally, the loss recognized on classification as held for sale was determined using the estimated fair value of the GT Medical stock of $0.2 million received less the carrying value of the net assets sold. The fair value of the stock received was determined based on information provided to the Company by GT Medical from a current valuation study that was prepared for them. Excluded from the initial calculation of the loss were contingent royalties that could be received from future sales. As of March 31, 2025, the GT Medical stock was valued at $0.2 million based on an updated valuation report prepared for GT Medical.

During the three and six months ended June 30, 2025, the Company recognized $0.2 million of royalties payable to the Company pursuant to the GT Medical APA for the period from April 2024 to April 2025. In addition, the Company reduced its reserve for environmental waste disposal by $0.3 million based on an estimate received from the hazardous waste disposal vendor.

There is $0.2 million of stock-based compensation expense included in the unaudited Condensed Consolidated Statements of Cash Flows related to the discontinued operations for the six months ended June 30, 2024.

For the three and six months ended June 30, 2025 and 2024, there was no provision (benefit) for income taxes recorded related to the discontinued operations. Additionally, the Company is in a loss position and has recorded a full valuation allowance for the deferred tax assets associated with the discontinued operations.

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

The Company’s property and equipment consisted of the following (in thousands):

	June 30, 2025	December 31, 2024

Building	$1,770	$1,770
Land	917	917
Equipment	12,510	11,423
Leasehold improvements	3,833	3,570
Construction in progress[1]	47,991	42,601
Property and equipment	67,021	60,281
Less accumulated depreciation	(4,422)	(2,960)
Property and equipment, net	$62,599	$57,321
1.
Property and equipment not placed in service are items that meet the capitalization threshold, or which management believes will meet the threshold at the time of completion and which have yet to be placed into service as of the date of the balance sheets and, therefore, no depreciation expense has been recognized.

6.
Other Intangible Assets

The following table summarizes the components of the Company’s other intangible assets (in thousands):

	June 30, 2025			December 31, 2024
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Indefinite-lived intangible assets
In-process research and development (IPR&D)	$50,000	$-	$50,000	$50,000	$-	$50,000
Total	$50,000	$-	$50,000	$50,000	$-	$50,000

The Company’s IPR&D assets represent the estimated fair value of its pipeline of acquired radiotherapy product candidates. The Company tests its indefinite-lived intangible assets for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of its assets. No testing was deemed necessary during the three and six months ended June 30, 2025. For additional information related to the Company’s IPR&D assets, see Notes 2, 4 and 10 in the Company’s 2024 Form 10-K.

7.
Available-for-Sale Securities

The Company invests in available-for-sale securities that consist of U.S. Treasury Securities, U.S. Agency bonds, commercial paper, certificates of deposit, corporate debt securities and asset-backed securities.

The Company’s cash equivalents consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Cash equivalents
Money market funds	$25,095	$46,079
Corporate debt securities	-	9,663
Securities of U.S. government and government agencies	-	3,978
Total cash equivalents	$25,095	$59,720

The Company’s available-for-sale securities that are measured at fair value on a recurring basis consisted of the following (in thousands):

		June 30, 2025
	Maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Securities of U.S. government and government agencies	Within one year	$53,959	$14	$(12)	$53,961
Commercial paper	Within one year	31,728	4	(6)	31,726
Certificates of deposit	Within one year	1,720	2	-	1,722
Corporate debt securities	Within one year	67,054	13	(9)	67,058
Asset-backed securities	Within three years	8,265	1	(4)	8,262
Total available-for-sale securities		$162,726	$34	$(31)	$162,729

		December 31, 2024
	Maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Securities of U.S. government and government agencies	Within two years	$51,500	$13	$(13)	$51,500
Commercial paper	Within one year	44,480	7	(14)	44,473
Corporate debt securities	Within one year	64,615	1	(46)	64,570
Asset-backed securities	Within four years	4,792	1	-	4,793
Total available-for-sale securities		$165,387	$22	$(73)	$165,336

The Company’s available-for-sale securities are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund operations as needed. At June 30, 2025, there were 71 available-for-sale securities with a fair value of $98.7 million that were in a gross unrealized loss position for less than 12 months and none that were in a gross unrealized loss position for 12 months or more. The Company determined it is not “more likely than not” that it will be required to sell these securities prior to recovery of their amortized cost basis. As such, the Company did not record a credit allowance as of either June 30, 2025 or December 31, 2024. Accrued interest receivable on the Company’s available-for-sale securities was de minimis and $0.2 million as of June 30, 2025 and December 31, 2024, respectively. For the three and six months ended June 30, 2025 and 2024, the Company did not write off any accrued interest receivables, and there were no realized gains or losses.

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

Below is the summary of our cash equivalents and short-term investments measured at fair value on a recurring basis and categorized using the fair value hierarchy (in thousands):

	June 30, 2025
	Level 1	Level 2	Estimated Fair Value
Cash equivalents
Money market funds	$25,095	$-	$25,095
Total cash equivalents	25,095	-	25,095
Available-for-sale securities
Securities of U.S. government and government agencies	-	53,961	53,961
Commercial paper	-	31,726	31,726
Certificates of deposit		1,722	1,722
Corporate debt securities	-	67,058	67,058
Asset-backed securities	-	8,262	8,262
Total available-for-sale securities	-	162,729	162,729
Total cash equivalents and available-for-sale securities	$25,095	$162,729	$187,824

	December 31, 2024
	Level 1	Level 2	Estimated Fair Value
Cash equivalents
Money market funds	$46,079	$-	$46,079
Corporate debt securities	-	9,663	9,663
Securities of U.S. government and government agencies	-	3,978	3,978
Total cash equivalents	46,079	13,641	59,720
Available-for-sale securities
Securities of U.S. government and government agencies	-	51,500	51,500
Commercial paper	-	44,473	44,473
Corporate debt securities	-	64,570	64,570
Asset-backed securities	-	4,793	4,793
Total available-for-sale securities	-	165,336	165,336
Total cash equivalents and available-for-sale securities	$46,079	$178,977	$225,056

There were no Level 3 financial instruments measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024.

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

The following table presents the share-based compensation expense recognized for all share-based compensation arrangements, excluding share-based compensation expense reported in Note 4, Discontinued Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Research and development expense	$958	$259	$1,855	$522
General and administrative expense	1,445	328	2,646	687
Total share-based compensation expense	$2,403	$587	$4,501	$1,209

10.
Commitments and Contingencies

The Company has been in settlement negotiations with a representative for six stockholder plaintiff firms alleging the Company violated Delaware law in its preliminary proxy statement that was disseminated to stockholders in November 2022 for the Company’s annual meeting held in December 2022. Based on these settlement negotiations to date, the Company estimates that it will settle for no more than an aggregate of $0.2 million and, therefore, has an accrual for the estimated liability of $0.2 million as of June 30, 2025 and December 31, 2024. This balance is included in accrued expenses on the unaudited Condensed Consolidated Balance Sheets.

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

The weighted average remaining term and discount rate for the Company’s operating leases as of June 30, 2025 was 2.8 years and 8%, respectively.

The Company’s operating lease expense was $0.3 million and $0.6 million for the three and six months ended June 30, 2025, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2024, respectively.

The following table presents the future operating lease payments and lease liability included on the Condensed Consolidated Balance Sheet related to the Company’s operating leases as of June 30, 2025 (in thousands):

Years Ending December 31,
2025 (remaining six months)	$559
2026	647
2027	493
2028	443
Total	2,142
Less: imputed interest	(224)
Total lease liability	1,918
Less: current portion	(847)
Noncurrent lease liability	$1,071

Asset Retirement Obligation

The Company had an asset retirement obligation (ARO) associated with the facility it leased in Richland, WA. This lease is included in the GT Medical APA and was assigned to GT Medical upon the GT Medical Closing, which occurred on April 12, 2024. As such, this liability is no longer reported as an ARO in the Company’s condensed consolidated financial statements as of June 30, 2025 and December 31, 2024. However, the Company maintains an estimated liability in its condensed consolidated financial statements related to hazardous waste removal that relates to activities prior to the GT Medical Closing. The Company reduced this reserve by $0.3 million based on an estimate received from the hazardous waste disposal vendor. Accordingly, the estimated liability was $0.2 million and $0.5 million as of June 30, 2025 and December 31, 2024, respectively, and is included within “accounts payable and accrued expenses” in the Condensed Consolidated Balance Sheets. For additional information, see Note 4, Discontinued Operations, in this Form 10-Q.

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

The following table presents the current and long-term portions of the note payable (in thousands):

	June 30,	December 31,
	2025	2024

Note payable	$1,651	$1,677
Less: current portion	(54)	(52)
Note payable, long-term portion	$1,597	$1,625

The following table presents the future principal payments included on the Condensed Consolidated Balance Sheets related to the Company’s note payable as of June 30, 2025 (in thousands):

Years ending December 31:
2025 (remaining six months)	$26
2026	56
2027	1,569
Total	$1,651

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with (i) the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (Form 10-Q), (ii) our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (SEC) on March 26, 2025 and amended on March 28, 2025 (2024 Form 10-K) and (iii) other filings we have made with the SEC. As discussed under the heading “Cautionary Note Regarding Forward-Looking Statements,” this discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and involves numerous risks and uncertainties, including but not limited to those described under the heading “Risk Factors” in the 2024 Form 10-K that may cause actual results to differ materially from those described in or implied by any forward-looking statements. Unless the context otherwise requires, references in these notes to the “Company,” “Perspective,” “we,” “us” and “our,” except where the context requires otherwise, refer to Perspective Therapeutics, Inc. and its subsidiaries. References to “Isoray” refer to Isoray Medical, Inc., a wholly owned subsidiary.

Overview

We are a radiopharmaceutical development company that is pioneering advanced treatment applications for cancers throughout the body. We have proprietary technology that utilizes the alpha-emitting isotope Lead-212 (212Pb) to deliver powerful radiation specifically to cancer cells via specialized targeting moieties. We are also developing complementary imaging diagnostics that incorporate the same targeting moieties, which provides the opportunity to personalize treatment and optimizes patient outcomes. This theranostic approach enables the ability to see the specific tumor and then treat it to potentially improve efficacy and minimize toxicity.

Our neuroendocrine tumor (VMT-α-NET), melanoma (VMT01) and solid tumor (PSV359) programs are in Phase 1/2a imaging and therapy trials in the U.S. We are growing our regional network of drug product candidate finishing facilities, enabled by our proprietary 212Pb generator, to deliver patient-ready product candidates for clinical trials and commercial operations.

VMT-α-NET

We designed VMT-α-NET to target and deliver 212Pb to cancer-specific receptors on tumor cells expressing somatostatin receptor type 2 (SSTR2), a protein that is overexpressed in neuroendocrine tumors (NETs) and other cancers. [212Pb]VMT-α-NET is a targeted alpha therapy (TAT) in development for patients with unresectable or metastatic SSTR2-expressing tumors who have not previously received peptide-targeted radiopharmaceutical therapy. NETs are a group of rare, heterogeneous tumors that develop in different organs of the body and arise from specialized cells in the neuroendocrine system.

We initially dosed two patients in Cohort 1 (treated at 2.5 mCi per dose) and seven patients in Cohort 2 (treated at 5.0 mCi per dose) of our Phase 1/2a study of [212Pb]VMT-α-NET in patients with unresectable or metastatic SSTR2-expressing NETs, regardless of body weight. Subsequent review for dose-limiting toxicity (DLT) during the safety observation period in these seven patients in Cohort 2 by the Safety Monitoring Committee (SMC) led the SMC to recommend escalating further in a third cohort and enrolling additional patients at 5 mCi to better understand efficacy and safety. During the second quarter of 2025, enrollment for Cohort 2 closed with an additional 39 patients having received at least one treatment, for a total of 46 patients including the seven who were enrolled for DLT observation. In late June 2025, we announced the opening of Cohort 3 in which patients will receive up to four fixed administered doses of [212Pb]VMT-α-NET at 6 mCi every eight weeks if they weigh more than 60kg (133lb), or 100μCi/kg of body weight if they weigh less than or equal to 60kg. As of July 31, 2025, two patients in Cohort 3 have commenced treatment with VMT-α-NET. As data from Cohort 3 emerge, we will evaluate whether to add additional patients to this cohort after completion of enrolling and observations for the DLT patients (up to eight) or explore alternative dose regimens before nominating a recommended Phase 2 dose.

At the 2025 American Society of Clinical Oncology Annual Meeting, which took place May 30 to June 3 in Chicago, IL (2025 ASCO), we presented safety data and announced updated interim results from our multi-center open-label dose escalation, dose expansion study (clinicaltrials.gov identifier NCT05636618) of [212Pb]VMT-α-NET in patients with unresectable or metastatic SSTR2-positive NETs who have not received prior radiopharmaceutical therapy and have shown radiological evidence of disease progression in the 12 months prior to enrollment.

As of the data cut-off date of April 30, 2025, no dose limiting toxicities (DLTs), no discontinuations due to adverse events (AEs), no grade 4 or 5 treatment-emergent AEs, and no deaths were reported among the 42 patients who had received at least one treatment since the start of the study. Ten patients experienced at least one Grade 3 treatment emergent AEs, although the majority of the Grade 3 treatment AEs were deemed unrelated to [212Pb]VMT-α-NET. Two patients experienced serious AEs, both of which were deemed unrelated to [212Pb]VMT-α-NET. A modest number of patients experienced low-grade hematologic toxicities. Observations of lymphocyte count decrease were generally low grade, with three events at Grade 3 and none at Grades 4 or 5. Increases in blood creatinine levels were all at Grade 1. No dysphagia or serious renal complications were reported.

Additionally, updated interim efficacy data were presented for the first nine patients: two patients in Cohort 1 and seven patients in Cohort 2. Incremental anti-tumor activity was observed with longer follow up, with three confirmed responses as defined by response evaluation criteria in solid tumors (RECIST) v1.1 and one additional unconfirmed response in Cohort 2. Seven out of the nine patients in Cohorts 1 and 2 continued to experience disease control and remained in the study. One patient experienced stable disease for 48 weeks after their first dose prior to experiencing progressive disease. One patient was previously reported to have progressive disease after one dose under RECIST v1.1 by unambiguous progression of non-target lesions.

As of the April 30, 2025 data cut-off date, the first patient who experienced a confirmed objective response had been in response for over 10 months and remained in the study. This patient received the first two [212Pb]VMT-α-NET doses at administered dose of 5.0 mCi (equivalent to 84.6 µCi/kg), then received the remaining two doses at the next lower activity level of 2.5 mCi (equivalent to 42.4 µCi/kg).

Two patients experienced initial responses after the end of their treatment periods as of the data cut-off date for the January 2025 American Society of Clinical Oncology Gastrointestinal Cancers Symposium. Those responses were confirmed in subsequent scans. They remained in response and on study. These patients received four doses of 5.0 mCi (equivalent to 68.7 µCi/kg and 31.7 µCi/kg) of [212Pb]VMT-α-NET.

A fourth patient was observed to experience an initial (unconfirmed) response in the seventh scan at 48 weeks after their first dose, which was the third scan conducted after the end of their treatment period. This patient received four doses of 5.0 mCi (equivalent to 49.1 µCi/kg) of [212Pb]VMT-α-NET.

At the Society of Nuclear Medicine & Molecular Imaging 2025 Annual Meeting, which took place in June 2025 in New Orleans, Louisiana, data regarding a dosimetry sub-study using [212Pb]VMT‑α‑NET was presented as a poster presentation. The findings of the sub-study suggested that [212Pb]VMT‑α‑NET dosimetry using [203Pb]VMT‑α‑NET as an imaging surrogate is feasible and should be considered as a valuable adjunct to this trial’s clinical data and that, in general, the dosimetric approach can be a useful, complementary tool in the clinical development of 212Pb‑based therapies delivered with our proprietary chelator for 212Pb and 203Pb. The presentation noted that [212Pb]VMT-α-NET was well tolerated among all patients treated, many with long-term follow up. Therefore, according to the presentation, the reported estimated cumulative absorbed doses of radiation to organs of interest in this analysis likely represented tolerable levels for [212Pb]VMT-α-NET. The presentation noted that dose escalation and further clinical observations are needed to establish the appropriate threshold levels of cumulative absorbed doses and appropriate Relative Biological Effectiveness factor of 212Pb delivered with our proprietary chelator.

On July 24, 2025, we announced that data on [212Pb]VMT‑α‑NET was accepted as a Mini Oral presentation at the European Society of Medical Oncology Congress 2025, which will take place between October 17 and 21, 2025 in Berlin, Germany.

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

The SMC reviewed these findings and recommended exploring a lower dose level of 1.5 mCi per dose, both as a single agent and in combination with the anti-PD-1 antibody, nivolumab. The SMC’s recommendation allows for the monotherapy and combination cohorts to proceed concurrently. An amendment to further explore lower dose levels for monotherapy was approved, and Cohort 3 at 1.5 mCi per dose was opened for enrollment. The combination cohort at 1.5 mCi per dose with nivolumab was also opened for enrollment. The first patients in the combination and monotherapy cohorts received their first treatments in March and April 2025, respectively. As of July 31, 2025, a total of five patients had received their initial monotherapy treatments of VMT01 at 1.5 mCi per dose, once every eight weeks for up to three doses. Additionally, two patients had received VMT01 1.5 mCi with nivolumab. Both cohorts remain open for enrollment.

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

We filed an IND application for PSV359 in December 2024, and we received a “study may proceed” letter (i.e., approval to conduct the trial) from the FDA in the first quarter of 2025. We are currently activating clinical sites, and on April 29, 2025, we announced the first patient was treated with [212Pb]PSV359. As of July 31, 2025, two patients have been treated with [212Pb]PSV359.

Discovery Program

Our discovery team is preparing multiple additional novel constructs for potential first-in-human imaging as a de-risking step for potential therapeutic benefit, including our pre-targeting platform license from Stony Brook University. If and when these constructs meet our criteria for further development, we plan to proceed with pre-IND filing activities.

Intellectual Property

We have recently been granted two U.S. patents and one European patent on our key assets. The first U.S. patent pertains to our wholly owned, proprietary technology for generation of 212Pb at scale. The full term of this patent expires in August 2044. The second U.S. patent pertains to the VMT-α-NET compound for which we have an exclusive license from the University of Iowa. The full term of this patent expires in January 2041. The newly granted European patent pertains to composition and methods of using the lead-specific chelator for performing chelating reactions, for which we have an exclusive license from the University of Iowa. The full term of this patent expires in April 2039.

Funding Requirements

We have had recurring losses since inception. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance and expand preclinical activities, clinical trials and potential commercialization of our program candidates. Our costs are also expected to increase as we:

•
continue the development of our clinical-stage assets, including VMT-α-NET, VMT01 and PSV359;
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

As of June 30, 2025, we had cash, cash equivalents and short-term investments of $191.6 million. We believe our cash, cash equivalents and short-term investments will be sufficient to fund our current planned clinical milestones and operational investments for at least the next 12 months from the date the condensed consolidated financial statements in this report were issued and into late 2026. Monthly operating expenses are budgeted to increase for research and development and general and administrative expenses as management works to implement its strategy to advance our clinical assets in their clinical trials and to progress our preclinical assets towards clinical trials. Management anticipates a significant increase in expenses, particularly in research and development, as we undertake these activities.

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

During the three and six months ended June 30, 2025 we recognized $0.2 million for royalties payable to us pursuant to the GT Medical APA for the period from April 2024 to April 2025. In addition, we also reduced our estimated reserve for environmental waste disposal by $0.3 million based on an estimate received from the hazardous waste disposal vendor.

For additional information regarding our brachytherapy divestiture, see our Forms 8-K filed with the SEC on December 12, 2023, April 3, 2024 and April 16, 2024.

Legislative Update

On July 4, 2025, the President signed tax legislation known as the One Big Beautiful Bill Act (OBBBA) into law. The OBBBA includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain provisions of the 2017 Tax Cuts & Jobs Act. We are analyzing the OBBBA, but we do not expect it to have a material impact on our 2025 financial results.

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

As of June 30, 2025, there have been no material changes to any of the critical accounting policies and estimates contained therein.

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

The following table sets forth our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change

Grant revenue	$290	$526	$(236)	$632	$851	$(219)

Operating expenses:
Research and development expenses	16,620	9,275	7,345	30,952	16,727	14,225
General and administrative expenses	7,709	5,514	2,195	15,551	11,392	4,159
Total operating expenses	24,329	14,789	9,540	46,503	28,119	18,384

Operating loss	$(24,039)	$(14,263)	$(9,776)	$(45,871)	$(27,268)	$(18,603)

Grant Revenue

Grant revenue for all periods presented relates to our work for the National Institutes of Health. Our alpha-therapy business is in the clinical stage and, therefore, none of our revenues reflect sales of any of our alpha-therapy candidates, which are still under development.

Operating Expenses

Research and Development

Research and development expenses were $16.6 million for the three months ended June 30, 2025, compared to $9.3 million for the three months ended June 30, 2024, an increase of $7.3 million. Research and development expenses were $31.0 million for the six months ended June 30, 2025, compared to $16.7 million for the six months ended June 30, 2024, an increase of $14.2 million. The increase in research and development expenses was primarily related to increased clinical site activities, drug product costs and delivery costs along with higher personnel costs, including share-based compensation, as we have hired employees to perform many functions previously outsourced to clinical research organizations.

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

General and administrative expenses were $7.7 million for the three months ended June 30, 2025, compared to $5.5 million for the three months ended June 30, 2024, an increase of $2.2 million. General and administrative expenses were $15.6 million for the six months ended June 30, 2025, compared to $11.4 million for the six months ended June 30, 2024, an increase of $4.2 million. The increase in general and administrative expenses was primarily due to increased personnel costs, including share-based compensation.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. We have historically financed our operations primarily through selling equity to investors. The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Net cash (used in) provided by operating activities	$(41,535)	$4,946	$(46,481)
Net cash used in investing activities	(1,301)	(50,592)	49,291
Net cash provided by financing activities	10,105	288,412	(278,307)
Net (decrease) increase in cash and cash equivalents	$(32,731)	$242,766	$(275,497)

Operating Activities: The increase of $46.5 million in net cash used in operating activities for the six months ended June 30, 2025, compared to the same period in 2024 was primarily due to changes of $33.2 million in operating assets and liabilities and an increase of $15.7 million in net loss.

Investing Activities: The decrease of $49.3 million in net cash used in investing activities for the six months ended June 30, 2025, as compared to the same period in 2024 was primarily due to an increase of $33.3 million in maturities of short-term investments, a decrease of $11.6 million in purchases of short-term investments and a decrease of $4.4 million in additions to property and equipment.

Financing Activities: Net cash provided by financing activities for the six months ended June 30, 2025 primarily related to the proceeds received from the sale of Common Stock pursuant to the 2024 ATM Agreement. Net cash provided by financing activities of $288.4 million in the six months ended June 30, 2024, was primarily related to various capital markets transactions and other agreements we entered into.

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

•
continue the development of our clinical-stage assets, including VMT-α-NET, VMT01 and PSV359;
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

At June 30, 2025, we had cash, cash equivalents and short-term investments of $191.6 million. We believe our cash, cash equivalents and short-term investments will be sufficient to fund our current planned clinical milestones and operational investments into late 2026. Operating expenses are expected to increase for research and development and general and administrative expenses as we work to implement our strategy to advance our clinical assets in our clinical trials and to progress our preclinical assets towards clinical trials. We anticipate a significant increase of expenses, particularly in research and development, as we undertake these activities.

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
•
the potential impact of disruptions at the FDA, including a reduction in the FDA’s workforce and/or decreased funding for the FDA, on our business; and
•
our ability to generate cash and successfully obtain additional working capital, to fund our operating, investing and financing activities.

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

Other Commitments and Contingencies

We presented our other commitments and contingencies in the 2024 Form 10-K. There have been no material changes outside of the ordinary course of business in those obligations during the six months ended June 30, 2025, other than those disclosed in Note 10, Commitments and Contingencies, to the condensed consolidated financial statements in this Form 10-Q.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2025. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedures are designed to provide a reasonable level of assurance that the objectives of the system will be met.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2025, none of our directors or executive officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

3.3	Amended and Restated Bylaws of Perspective Therapeutics, Inc. as of February 14, 2023, incorporated by reference to Exhibit 3.2 of the Form 8-K filed on February 16, 2023.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2025
PERSPECTIVE THERAPEUTICS, INC., a Delaware corporation
/s/ Johan (Thijs) Spoor
Johan (Thijs) Spoor
Chief Executive Officer (Principal Executive Officer)

/s/ Juan Graham
Juan Graham
Chief Financial Officer (Principal Financial Officer)