Form 10-Q
period 2025-09-30
Perspective Therapeutics, Inc.
filed 2025-11-10
CIK 728387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of November 6, 2025
Common stock, $0.001 par value	74,337,990

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
•
the risk that unconfirmed responses reported in preliminary or interim data from our clinical trials may not ultimately result in confirmed responses to treatment after follow-up evaluations or audit and verification procedures;
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
•
the potential impacts of U.S. and international trade policies, including tariffs, on our costs for supplies, equipment and materials used in the development and production of our targeted alpha therapy drug program candidates; and
•
expectations, beliefs, intentions and strategies regarding the future.

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

ii

PERSPECTIVE THERAPEUTICS, INC.

iii

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Perspective Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except shares and par value data)

	September 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,762	$61,580
Short-term investments	147,375	165,336
Accounts receivable, net of allowance for doubtful accounts: $375 and $543	179	116
Prepaid expenses and other current assets	4,184	4,128
Total current assets	178,500	231,160
Noncurrent assets:
Property and equipment, net	64,351	57,321
Right-of-use asset, net	1,536	2,215
Intangible assets, in-process research and development	50,000	50,000
Other assets, net	438	405
Total assets	$294,825	$341,101

LIABILITIES AND STOCKHOLDERSʼ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,148	$10,343
Lease liability	704	957
Accrued personnel expenses	6,711	5,478
Note payable	55	52
Deferred Income (Note 3)	-	1,400
Total current liabilities	20,618	18,230
Noncurrent liabilities:
Lease liability, net of current portion	971	1,428
Note payable, net of current portion	1,583	1,625
Deferred Income, net of current portion (Note 3)	26,600	26,600
Deferred tax liability	2,495	2,495
Other noncurrent liabilities	342	55
Total liabilities	52,609	50,433

Commitments and contingencies (Note 10)

Stockholdersʼ equity:
Preferred stock: $0.001 par value; 7,000,000 shares authorized; 5,000,000 designated Series B convertible; no shares issued	-	-
Common stock: $0.001 par value; authorized 750,000,000 shares; issued 74,337,990 and 70,671,464 shares	74	70
Additional paid-in capital	539,378	522,368
Accumulated other comprehensive income (loss)	114	(51)
Accumulated deficit	(297,350)	(231,719)
Total stockholdersʼ equity	242,216	290,668

Total liabilities and stockholdersʼ equity	$294,825	$341,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

Perspective Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Grant revenue	$209	$369	$841	$1,220

Operating expenses:
Research and development	20,339	12,028	51,291	28,755
General and administrative	7,731	6,975	23,282	18,367
Total operating expenses	28,070	19,003	74,573	47,122

Operating loss	(27,861)	(18,634)	(73,732)	(45,902)

Non-operating income (expense):
Interest income	1,957	3,581	6,500	7,868
Interest and other expense	(65)	(69)	(312)	(121)
Other income from a related party (Note 3)	-	-	1,400	-
Equity in loss of affiliate	-	-	(1)	(6)
Total non-operating income, net	1,892	3,512	7,587	7,741

Net loss from continuing operations	(25,969)	(15,122)	(66,145)	(38,161)
Net gain (loss) from discontinued operations	-	-	514	(949)
Net loss	$(25,969)	$(15,122)	$(65,631)	$(39,110)

Basic and diluted loss per share:
Loss from continuing operations	$(0.35)	$(0.21)	$(0.90)	$(0.61)
Gain (loss) from discontinued operations	-	-	0.01	(0.01)
Basic and diluted loss per share	$(0.35)	$(0.21)	$(0.89)	$(0.62)

Weighted average shares used in computing net loss per share:
Basic and diluted	74,296	70,629	73,637	62,293

Unrealized gain on available-for-sale securities	$111	$-	$165	$-
Comprehensive loss	$(25,858)	$(15,122)	$(65,466)	$(39,110)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Perspective Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(65,631)	$(39,110)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Net accretion of discounts on available-for-sale securities	(2,323)	-
Depreciation and amortization expense	2,240	1,597
Accrued interest on held-to-maturity investments	-	(899)
Share-based compensation	6,657	3,327
Other noncash expense, net	236	204
Changes in operating assets and liabilities:
Accounts receivable, net	(63)	832
Interest receivable	(305)	-
Inventory	-	11
Prepaid expenses and other current assets	249	(975)
Accounts payable and accrued expenses	993	14,937
Deferred Income[1]	(1,400)	28,000
Accrued personnel expenses	1,233	388
Other noncurrent liabilities	287	-
Net cash (used in) provided by operating activities	(57,827)	8,312

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(7,674)	(39,800)
Additions to other assets	(84)	(24)
Purchases of held-to-maturity securities	-	(78,730)
Proceeds from held-to-maturity securities	-	38,225
Purchases of available-for-sale securities	(99,225)	-
Maturities of available-for-sale securities	119,674	-
Net cash provided by (used in) investing activities	12,691	(80,329)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(39)	(36)
Proceeds from sales of common stock, pursuant to exercise of warrants, net	-	125
Proceeds from sales of common stock, pursuant to exercise of options	371	896
Proceeds from the issuance of common stock and Pre-funded Warrants, net[1]	-	288,055
Proceeds from the sale of common stock pursuant to at-the-market offering, net[1]	9,986	-
Net cash provided by financing activities	10,318	289,040

Net (decrease) increase in cash, cash equivalents and restricted cash	(34,818)	217,023
Cash, cash equivalents and restricted cash beginning of period	61,580	9,420
CASH, CASH EQUIVALENTS AND RESTRICTED CASH END OF PERIOD	$26,762	$226,443

Supplemental schedule of noncash investing and financing activities:
Property and equipment in accounts payable and accrued expenses	$1,591	$16,518
Recognition of operating lease liability and right-of-use asset	-	2,115

1. See Note 3, Investments and Agreements, for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Perspective Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

(In thousands, except shares)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balances at December 31, 2024	70,671,464	$70	$522,368	$(51)	$(231,719)	$290,668
Issuance of common stock pursuant to the ATM, net	3,379,377	3	9,983	-	-	9,986
Unrealized gain on available-for-sale securities	-	-	-	70	-	70
Share-based compensation	-	-	2,098	-	-	2,098
Net loss	-	-	-		(18,177)	(18,177)
Balances at March 31, 2025	74,050,841	$73	$534,449	$19	$(249,896)	$284,645
Issuance of stock pursuant to the exercise of Pre-funded Warrants, net	145,852	1	(1)	-	-	-
Issuance of common stock pursuant to the exercise of options	66,297	-	145	-	-	145
Unrealized loss on available-for-sale investments	-	-	-	(16)	-	(16)
Share-based compensation	-	-	2,403	-	-	2,403
Net loss	-	-	-	-	(21,485)	(21,485)
Balances at June 30, 2025	74,262,990	$74	$536,996	$3	$(271,381)	$265,692
Issuance of common stock pursuant to the exercise of options	75,000	-	226	-	-	226
Unrealized gain on available-for-sale securities	-	-	-	111	-	111
Share-based compensation	-	-	2,156	-	-	2,156
Net loss	-	-	-	-	(25,969)	(25,969)
Balances at September 30, 2025	74,337,990	$74	$539,378	$114	$(297,350)	$242,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

Perspective Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

(In thousands, except shares)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances at December 31, 2023[1]	28,180,985	$28	$227,591	$(152,440)	$75,179
Issuance of common stock and Pre-funded Warrants, net[1,2]	30,475,187	31	166,183	-	166,214
Issuance of common stock pursuant to the exercise of options[1]	35,424	-	126	-	126
Share-based compensation	-	-	656	-	656
Net loss	-	-	-	(12,284)	(12,284)
Balances at March 31, 2024[1]	58,691,596	$59	$394,556	$(164,724)	$229,891
Issuance of common stock and Pre-funded Warrants, net[1,2]	8,686,834	8	121,833	-	121,841
Cancellation of fractional shares due to the 1-for-10 reverse stock split	(114)	-	(1)	-	(1)
Issuance of common stock pursuant to the exercise of options[1]	24,450	-	128	-	128
Issuance of common stock pursuant to the exercise of common stock warrants[1]	22,401	-	123	-	123
Share-based compensation	-	-	719	-	719
Net loss	-	-	-	(11,704)	(11,704)
Balances at June 30, 2024	67,425,167	$67	$517,358	$(176,428)	$340,997
Issuance of common stock pursuant to the exercise of options	137,229	-	642	-	642
Issuance of common stock pursuant to the exercise of common stock warrants	385	-	2	-	2
Share-based compensation	-	-	1,952	-	1,952
Net loss	-	-	-	(15,122)	(15,122)
Balances at September 30, 2024	67,562,781	$67	$519,954	$(191,550)	$328,471

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

Liquidity

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company has had a history of operating losses and an absence of significant recurring cash inflows from revenue. At September 30, 2025, the Company had cash, cash equivalents and short-term investments of $174.1 million and total accumulated deficit of $297.4 million. The Company has historically financed its operations primarily through selling equity.

The Company believes that its $174.1 million of cash, cash equivalents and short-term investments as of September 30, 2025 will enable it to fund its current planned operations into late 2026, though it may raise additional capital through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements and/or government funding and grants.

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

Reclassifications

In addition to the changes to the Company’s financial statement presentation related to the matters discussed under “Discontinued Operations” above, the Company has made certain reclassifications to prior period amounts in the condensed consolidated financial statements and accompanying notes to conform to the current period presentation. The reclassification of these items had no impact on net loss, financial position or cash flows in the current or prior periods. Specifically, the following items were updated in the Condensed Consolidated Statements of Cash Flows:

•
Depreciation expense and amortization of other assets were combined to create depreciation and amortization expense; and
•
Foreign currency adjustments, lease expense, loss on divestiture and equity in loss of affiliate (see the Condensed Consolidated Statements of Operations and Comprehensive Loss) were combined to create other noncash expense, net.

Summary of Significant Accounting Policies

The Company’s significant accounting policies and recent accounting pronouncements are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements in Item 8 of the 2024 Form 10-K. There have been no changes to the Company’s significant accounting policies, and the Company has not adopted any significant accounting policies during the nine months ended September 30, 2025.

2.
Loss per Share

Basic and diluted loss per share is calculated by dividing net loss by the weighted average number of shares of Common Stock outstanding and does not include the impact of any potentially dilutive common stock equivalents. In January 2024 and May 2024, the Company issued pre-funded warrants in connection with the Public Offering (as defined below) and the Registered Offering (as defined below), respectively (see Note 3, Investments and Agreements, in this Form 10-Q). As the pre-funded warrants’ exercise price is nominal and there are no conditions that must be satisfied prior to their exercise, the pre-funded warrants are included in the calculation of the basic and diluted earnings per share as of September 30, 2024. All pre-funded warrants were exercised prior to June 30, 2025, and the shares issued upon exercise are included in the calculation of the basic and diluted earnings per share as though they had been issued at the beginning of the year. At each of September 30, 2025 and 2024, the calculation of diluted weighted average shares did not include common stock warrants or options that were potentially convertible into Common Stock as those would be antidilutive due to the Company’s net loss position.

Securities not considered in the calculation of diluted loss per share, but that could be dilutive in the future, are as follows:

	September 30, 2025	September 30, 2024
Common stock warrants	415,779	415,779
Common stock options	10,486,831	7,251,634
Total potentially dilutive securities	10,902,610	7,667,413

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

The May 2024 Pre-funded Warrants became exercisable subsequent to the filing and effectiveness of an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware on June 14, 2024. The exercise price and the number of shares of Common Stock issuable upon exercise of each May 2024 Pre-funded Warrant were subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock as well as upon any distribution of assets, including cash, stock or other property, to the Company’s stockholders. The May 2024 Pre-funded Warrants did not have an expiration date and were exercisable in cash or by means of a cashless exercise. A holder of the May 2024 Pre-funded Warrants could not exercise such May 2024 Pre-funded Warrants if the aggregate number of shares of Common Stock beneficially owned by such holder, together with its affiliates, would have been more than 4.99% or 9.99%, as elected by such holder, of the issued and outstanding shares of Common Stock following such exercise, as such percentage ownership is determined in accordance with the terms of the May 2024 Pre-funded Warrants. A holder of the May 2024 Pre-funded Warrants could increase or decrease this percentage not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. The holders of the May 2024 Pre-Funded Warrants exercised all of such warrants during the second quarter of 2025 by means of the cashless exercise provision and within the other constraints noted above.

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

The Jan. 2024 Pre-funded Warrants were exercisable at any time after the date of issuance. The exercise price and the number of shares of Common Stock issuable upon exercise of each Jan. 2024 Pre-funded Warrant were subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock as well as upon any distribution of assets, including cash, stock or other property, to the Company’s stockholders. The Jan. 2024 Pre-funded Warrants did not have an expiration date and were exercisable in cash or by means of a cashless exercise. A holder of Jan. 2024 Pre-funded Warrants could not exercise such Jan. 2024 Pre-funded Warrants if the aggregate number of shares of Common Stock beneficially owned by such holder, together with its affiliates, would have been more than 4.99% of the issued and outstanding shares of Common Stock following such exercise, as such percentage ownership is determined in accordance with the terms of the Jan. 2024 Pre-funded Warrants. A holder of Jan. 2024 Pre-funded Warrants could increase or decrease this percentage not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. The holder of the Jan. 2024 Pre-Funded Warrants exercised all of such warrants during the fourth quarter of 2024 by means of the cashless exercise provision and within the other constraints noted above.

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

In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the following table presents the components of discontinued operations in relation to the Business reported in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Sales, net	$-	$-	$-	$2,178
Cost of sales	-	-	(332)	1,564
Gross profit	-	-	332	614

Operating expenses:
Research and development	-	-	-	69
Sales and marketing	-	-	-	941
General and administrative	-	-	-	494
(Gain) loss recognized on assets held for sale	-	-	(182)	59
Total operating expenses	-	-	(182)	1,563

Total gain (loss) from discontinued operations	$-	$-	$514	$(949)

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

During the second quarter of 2025, the Company recognized $0.2 million in royalties received pursuant to the GT Medical APA for the period from April 2024 to April 2025. In addition, during the second quarter of 2025, the Company reduced its reserve for environmental waste disposal by $0.3 million based on an estimate received from the hazardous waste disposal vendor.

There is $0.2 million of stock-based compensation expense included in the unaudited Condensed Consolidated Statements of Cash Flows related to the discontinued operations for the nine months ended September 30, 2024.

For the three and nine months ended September 30, 2025 and 2024, there was no provision (benefit) for income taxes recorded related to the discontinued operations. Additionally, the Company is in a loss position and has recorded a full valuation allowance for the deferred tax assets associated with the discontinued operations.

5.
Property and Equipment

In 2024, the Company purchased buildings located in the metropolitan areas of Houston, TX, Chicago, IL, and Los Angeles, CA, which it intends to use to manufacture its program candidates upon completion of modifications and installation of equipment. Also in 2024, the Company entered into a Master Equipment and Services Agreement (MESA) and statements of work (SOWs) thereunder with Comecer SpA (Comecer), pursuant to which the Company agreed to purchase from Comecer manufacturing equipment for the production of the Company’s radiopharmaceutical program candidates including, but not limited to, isotope processing hot cells and production suites and related equipment (collectively, the Deliverables) and services for installation and validation of the Deliverables at several of the Company’s production facilities in the United States. The aggregate consideration for such equipment and services pursuant to the MESA and SOWs is approximately €49.0 million payable in cash, excluding certain incidental costs, such as taxes, customs and duties, local transport, insurance and rigging. We may also elect to purchase certain additional equipment and services pursuant to the SOWs. The MESA provides for the payment of certain amounts in installments over the course of the production, installation and validation of the Deliverables. For additional information related to these 2024 events, see Note 7, Property and Equipment, of the 2024 Form 10-K.

In October 2025, the Company entered into an agreement with a general contractor to begin building modifications at the Company’s facility in the Chicago, IL metropolitan area along with preparations for the eventual installation of some of the Comecer manufacturing equipment and associated clean rooms.

The Company’s property and equipment consisted of the following (in thousands):

	September 30, 2025	December 31, 2024

Building	$1,770	$1,770
Land	917	917
Equipment	13,817	11,423
Leasehold improvements	3,864	3,570
Construction in progress[1]	49,178	42,601
Property and equipment	69,546	60,281
Less accumulated depreciation	(5,195)	(2,960)
Property and equipment, net	$64,351	$57,321
1.
Property and equipment not placed in service are items that meet the capitalization threshold, or which management believes will meet the threshold at the time of completion and which have yet to be placed into service as of the date of the balance sheets and, therefore, no depreciation expense has been recognized.

6.
Other Intangible Assets

The following table summarizes the components of the Company’s other intangible assets (in thousands):

	September 30, 2025			December 31, 2024
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Indefinite-lived intangible assets
In-process research and development (IPR&D)	$50,000	$-	$50,000	$50,000	$-	$50,000
Total	$50,000	$-	$50,000	$50,000	$-	$50,000

The Company’s IPR&D assets represent the estimated fair value of its pipeline of acquired radiotherapy program candidates. The Company tests its indefinite-lived intangible assets for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of its assets. No testing was deemed necessary during the three and nine months ended September 30, 2025. For additional information related to the Company’s IPR&D assets, see Notes 2, 4 and 10 in the Company’s 2024 Form 10-K.

7.
Available-for-Sale Securities

The Company invests in available-for-sale securities that consist of U.S. Treasury Securities, U.S. Agency bonds, commercial paper, certificates of deposit, corporate debt securities and asset-backed securities.

The Company’s cash equivalents consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Cash equivalents
Money market funds	$24,425	$46,079
Corporate debt securities	-	9,663
Securities of U.S. government and government agencies	-	3,978
Total cash equivalents	$24,425	$59,720

The Company’s available-for-sale securities that are measured at fair value on a recurring basis consisted of the following (in thousands):

		September 30, 2025
	Maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Securities of U.S. government and government agencies	Within one year	$44,057	$41	$(1)	$44,097
Commercial paper	Within one year	24,283	16	-	24,299
Certificates of deposit	Within one year	1,720	2	-	1,722
Corporate debt securities	Within one year	67,369	54	(4)	67,419
Asset-backed securities	Within four years	9,833	6	(1)	9,838
Total available-for-sale securities		$147,262	$119	$(6)	$147,375

		December 31, 2024
	Maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Securities of U.S. government and government agencies	Within two years	$51,500	$13	$(13)	$51,500
Commercial paper	Within one year	44,480	7	(14)	44,473
Corporate debt securities	Within one year	64,615	1	(46)	64,570
Asset-backed securities	Within four years	4,792	1	-	4,793
Total available-for-sale securities		$165,387	$22	$(73)	$165,336

The Company’s available-for-sale securities are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund operations as needed. At September 30, 2025, there were 20 available-for-sale securities with a fair value of $23.6 million that were in a gross unrealized loss position for less than 12 months and none that were in a gross unrealized loss position for 12 months or more. The Company determined it is not “more likely than not” that it will be required to sell these securities prior to recovery of their amortized cost basis. As such, the Company did not record a credit allowance as of either September 30, 2025 or December 31, 2024. Accrued interest receivable on the Company’s available-for-sale securities was de minimis and $0.2 million as of September 30, 2025 and December 31, 2024, respectively. For the three and nine months ended September 30, 2025 and 2024, the Company did not write off any accrued interest receivables, and there were no realized gains or losses.

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

Below is the summary of our cash equivalents and short-term investments measured at fair value on a recurring basis and categorized using the fair value hierarchy (in thousands):

	September 30, 2025
	Level 1	Level 2	Estimated Fair Value
Cash equivalents
Money market funds	$24,425	$-	$24,425
Total cash equivalents	24,425	-	24,425
Available-for-sale securities
Securities of U.S. government and government agencies	-	44,097	44,097
Commercial paper	-	24,299	24,299
Certificates of deposit		1,722	1,722
Corporate debt securities	-	67,419	67,419
Asset-backed securities	-	9,838	9,838
Total available-for-sale securities	-	147,375	147,375
Total cash equivalents and available-for-sale securities	$24,425	$147,375	$171,800

	December 31, 2024
	Level 1	Level 2	Estimated Fair Value
Cash equivalents
Money market funds	$46,079	$-	$46,079
Corporate debt securities	-	9,663	9,663
Securities of U.S. government and government agencies	-	3,978	3,978
Total cash equivalents	46,079	13,641	59,720
Available-for-sale securities
Securities of U.S. government and government agencies	-	51,500	51,500
Commercial paper	-	44,473	44,473
Corporate debt securities	-	64,570	64,570
Asset-backed securities	-	4,793	4,793
Total available-for-sale securities	-	165,336	165,336
Total cash equivalents and available-for-sale securities	$46,079	$178,977	$225,056

There were no Level 3 financial instruments measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024.

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

The following table presents the share-based compensation expense recognized for all share-based compensation arrangements, excluding share-based compensation expense reported in Note 4, Discontinued Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Research and development expense	$1,058	$814	$2,913	$1,336
General and administrative expense	1,098	1,138	3,744	1,825
Total share-based compensation expense	$2,156	$1,952	$6,657	$3,161

10.
Commitments and Contingencies

The Company has been in settlement negotiations with a representative for six stockholder plaintiff firms alleging the Company violated Delaware law in its preliminary proxy statement that was disseminated to stockholders in November 2022 for the Company’s annual meeting held in December 2022. Based on these settlement negotiations to date, the Company estimates that it will settle for no more than an aggregate of $0.2 million and, therefore, has an accrual for the estimated liability of $0.2 million as of September 30, 2025 and December 31, 2024. This balance is included in accrued expenses on the unaudited Condensed Consolidated Balance Sheets.

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

The weighted average remaining term and discount rate for the Company’s operating leases as of September 30, 2025 was 2.7 years and 8%, respectively.

The Company’s operating lease expense was $0.3 million and $0.8 million for the three and nine months ended September 30, 2025, respectively, and $0.3 million and $0.5 million for the three and nine months ended September 30, 2024, respectively.

The following table presents the future operating lease payments and lease liability included on the Condensed Consolidated Balance Sheet related to the Company’s operating leases as of September 30, 2025 (in thousands):

Years Ending December 31,
2025 (remaining three months)	$280
2026	647
2027	493
2028	443
Total	1,863
Less: imputed interest	(188)
Total lease liability	1,675
Less: current portion	(704)
Noncurrent lease liability	$971

Asset Retirement Obligation

The Company had an asset retirement obligation (ARO) associated with the facility it leased in Richland, WA. This lease is included in the GT Medical APA and was assigned to GT Medical upon the GT Medical Closing, which occurred on April 12, 2024. As such, this liability is no longer reported as an ARO in the Company’s condensed consolidated financial statements as of September 30, 2025 and December 31, 2024. However, the Company maintains an estimated liability in its condensed consolidated financial statements related to hazardous waste removal that relates to activities prior to the GT Medical Closing. During the second quarter of 2025, the Company reduced this reserve by $0.3 million based on an estimate received from the hazardous waste disposal vendor. Accordingly, the estimated liability was $0.2 million and $0.5 million as of September 30, 2025 and December 31, 2024, respectively, and is included within “accounts payable and accrued expenses” in the Condensed Consolidated Balance Sheets. For additional information, see Note 4, Discontinued Operations, in this Form 10-Q.

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

The following table presents the current and long-term portions of the note payable (in thousands):

	September 30,	December 31,
	2025	2024

Note payable	$1,638	$1,677
Less: current portion	(55)	(52)
Note payable, long-term portion	$1,583	$1,625

The following table presents the future principal payments included on the Condensed Consolidated Balance Sheets related to the Company’s note payable as of September 30, 2025 (in thousands):

Years ending December 31:
2025 (remaining three months)	$13
2026	56
2027	1,569
Total	$1,638

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with (i) the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (Form 10-Q), (ii) our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (SEC) on March 26, 2025 and amended on March 28, 2025 (2024 Form 10-K) and (iii) other filings we have made with the SEC. As discussed under the heading “Cautionary Note Regarding Forward-Looking Statements,” this discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and involves numerous risks and uncertainties, including but not limited to those described under the heading “Risk Factors” in the 2024 Form 10-K that may cause actual results to differ materially from those described in or implied by any forward-looking statements. Unless the context otherwise requires, references in these notes to the “Company,” “Perspective,” “we,” “us” and “our,” except where the context requires otherwise, refer to Perspective Therapeutics, Inc. and its subsidiaries. References to “Isoray” refer to Isoray Medical, Inc., a wholly owned subsidiary.

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

We initially dosed two patients in Cohort 1 (treated at 2.5 mCi per dose) and seven patients in Cohort 2 (treated at 5.0 mCi per dose) of our Phase 1/2a study of [212Pb]VMT-α-NET in patients with unresectable or metastatic SSTR2-expressing NETs, regardless of body weight. Subsequent review for dose-limiting toxicity (DLT) during the safety observation period in these seven patients in Cohort 2 by the Safety Monitoring Committee (SMC) led the SMC to recommend escalating further in a third cohort and enrolling additional patients at 5 mCi to better understand efficacy and safety. During the second quarter of 2025, enrollment for Cohort 2 closed with an additional 39 patients having received at least one treatment, for a total of 46 patients including the seven who were enrolled for DLT observation. As of October 31, 2025, a total of 35 patients in Cohort 2 would have had the opportunity for at least 32 weeks of follow up since beginning treatment, which is sufficient time for them to have completed at least one scan following the full course of treatment. In late June 2025, we announced the opening of Cohort 3 in which patients will receive up to four fixed administered doses of [212Pb]VMT-α-NET at 6 mCi every eight weeks if they weigh more than 60 kg (133 lb), or 100μCi/kg of body weight if they weigh less than or equal to 60 kg. As of September 30, 2025, eight Cohort 3 patients have commenced treatment with VMT-α-NET and will contribute to DLT observation for this dose level. We are evaluating whether to add additional patients to this cohort or explore alternative dose regimens before nominating a dose for a registration enabling study. We plan to submit to medical conferences relevant updates on patients dosed to date who have had the opportunity to receive at least one scan after their full treatment (up to four doses every eight weeks) for presentation in the next 12 months.

During October 2025, updated interim results from our ongoing Phase 1/2a clinical trial (NCT05636618) of [212Pb]VMT-α-NET in patients with unresectable or metastatic SSTR2-expressing NETs with a data cut-off date of September 12, 2025, were presented at the European Society for Medical Oncology (ESMO) Congress 2025, the 2025 North American Neuroendocrine Tumor Society (NANETS) Multidisciplinary NET Medical Symposium, and the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics.

In this analysis, 55 patients across three dose cohorts received at least one treatment of VMT-α-NET. Two patients in Cohort 1 and 23 patients in Cohort 2 had at least nine months of follow up since their initial treatment.

Safety findings based on the 55 patients who received at least one treatment demonstrated that [212Pb]VMT-α-NET continued to be well tolerated. There were no DLTs, no treatment-related discontinuations, no grade 4 or 5 treatment-emergent AEs, no serious renal complications and no clinically significant treatment-related myelosuppression. There was no dysphagia of any grade observed.

Anti-tumor activity based on all patients in Cohort 1 and half of the patients enrolled in Cohort 2 showed that out of these 25 patients, 20, or 80.0%, were progression free. Eight patients achieved confirmed responses according to investigator-assessed RECIST v1.1, all of which occurred in Cohort 2. While all 23 Cohort 2 patients had at least one tumor expressing SSTR2, 16 patients in Cohort 2 had SSTR2 expression in all of their tumors. Among the 16 patients with SSTR2 expression in all of their tumors, seven (44%) achieved confirmed responses and 14 (87.5%) remained progression free and on study with a median follow up of 41 weeks. Initial anti-tumor activity observations for an additional 23 patients in Cohort 2 and eight patients in Cohort 3 are expected to be submitted for presentation at a future medical conference in 2026.

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

In preclinical experiments, [212Pb]VMT01 demonstrated efficacy via two distinct mechanisms of action: direct cell killing at high radiation doses and through immunostimulatory low-dose induction of immune-mediated cell death. Efficacy was augmented by immune checkpoint inhibitors. In September 2024, we announced that on the basis of these results, the FDA granted Fast Track Designation for the clinical development of [212Pb]VMT01. This study is a multi-center, open-label dose escalation, dose expansion study (clinicaltrials.gov identifier NCT05655312) in patients with histologically confirmed melanoma and MC1R-positive imaging scans. Patients were required to have already received standard of care. Eligible patients may receive up to three treatments with [212Pb]VMT01, eight weeks apart.

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

In September 2025, we announced that the first patient received [212Pb]VMT01 at 3.0 mCi in combination with nivolumab, as part of a new cohort. Additionally, the [212Pb]VMT01 3.0 mCi monotherapy cohort reopened for enrollment. The SMC recommended evaluating [212Pb]VMT01 at a higher dose based on its review of five patients dosed with [212Pb]VMT01 at 1.5 mCi in the monotherapy cohort and two patients dosed with [212Pb]VMT01 at 1.5 mCi together with nivolumab.

Since then, five patients had received VMT01 treatment as of October 31, 2025. Three patients received VMT01 at 3.0 mCi in combination with nivolumab. Two patients had received 3.0 mCi of VMT01 as monotherapy, in addition to the three patients who received this monotherapy dose in late 2023.

We plan to submit to medical conferences data on each cohort after all patients in the cohort have had the opportunity for at least 24 weeks of follow up after their initial doses, which is sufficient time to receive at least one scan after their full treatment (up to three doses every eight weeks), if they receive all three doses of treatment per protocol.

PSV359

Tumor stroma cells do not typically express cancer-specific markers like SSTR2 or MC1R. Fibroblast activation protein alpha (FAP-α) is primarily expressed on tumor stroma cells, but also on some cancer cells. FAP-α, a pan-cancer target, is a protein abundantly expressed in certain cancer cells as well as cancer-associated fibroblasts in tumor lesions and involved in promoting disease progression. Our in-house discovery team discovered PSV359, a novel cyclic peptide targeting human FAP-α, via phage display methods. We believe PSV359 is an optimized peptide with potential best-in-class characteristics that has been demonstrated in preclinical models. In March 2024, we released the first-in-human clinical single-photon emission computed tomography (SPECT)/computed tomography (CT) imaging which suggested very favorable tumor targeting and retention by the PSV359 compound while clearing from normal organs rapidly and completely.

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

We filed an IND application for PSV359 in December 2024, and we received a “study may proceed” letter (i.e., approval to conduct the trial) from the FDA in the first quarter of 2025. In April 2025, we announced the first patient was treated with [212Pb]PSV359. As of October 31, 2025, two patients have been treated with [212Pb]PSV359 at 2.5 mCi (Cohort 1) and one patient has been treated with [212Pb]PSV359 at 5.0 mCi (Cohort 2), for a total of three patients. Activation activities are underway for additional sites.

Discovery Program

Our discovery team is preparing multiple additional novel constructs for potential first-in-human imaging as a de-risking step for potential therapeutic benefit, including our pre-targeting platform license from Stony Brook University. If and when these constructs meet our criteria for further development, we plan to proceed with pre-IND filing activities.

Intellectual Property

We have recently been granted one European patent and one Chinese patent on our key assets. The European patent pertains to our wholly owned, novel radiopharmaceutical compounds targeting FAP-α. The full term of this patent expires in May 2044. The Chinese patent pertains to the VMT-α-NET compound for which we have an exclusive license from the University of Iowa. The full term of this patent expires in January 2041.

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

As of September 30, 2025, we had cash, cash equivalents and short-term investments of $174.1 million. We believe our cash, cash equivalents and short-term investments will be sufficient to fund our current planned clinical milestones and operational investments for at least the next 12 months from the date the condensed consolidated financial statements in this report were issued and into late 2026. Monthly operating expenses are budgeted to increase for research and development and general and administrative expenses as management works to implement its strategy to advance our clinical assets in their clinical trials and to progress our preclinical assets towards clinical trials. Management anticipates a significant increase in expenses, particularly in research and development, as we undertake these activities.

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

In 2024, we entered into a Master Equipment and Services Agreement (MESA) and statements of work (SOWs) thereunder with Comecer SpA (Comecer), pursuant to which we agreed to purchase from Comecer manufacturing equipment for the production of our radiopharmaceutical program candidates including, but not limited to, isotope processing hot cells and production suites and related equipment (collectively, the Deliverables) and services for installation and validation of the Deliverables at several of our production facilities in the United States. The aggregate consideration for such equipment and services pursuant to the MESA and SOWs is approximately €49.0 million payable in cash, excluding certain incidental costs, such as taxes, customs and duties, local transport, insurance and rigging. We may also elect to purchase certain additional equipment and services pursuant to the SOWs. The MESA provides for the payment of certain amounts in installments over the course of the production, installation and validation of the Deliverables. For additional information, see Note 7, Property and Equipment, of the 2024 Form 10-K.

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

In October 2025, we entered into an agreement with a general contractor to begin building modifications at our facility in the Chicago, IL metropolitan area along with preparations for the eventual installation of some of the Comecer manufacturing equipment and associated clean rooms.

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

During the second quarter of 2025, we recognized $0.2 million in royalties received pursuant to the GT Medical APA for the period from April 2024 to April 2025. In addition, during the second quarter of 2025, we also reduced our estimated reserve for environmental waste disposal by $0.3 million based on an estimate received from the hazardous waste disposal vendor.

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

As of September 30, 2025, there have been no material changes to any of the critical accounting policies and estimates contained therein.

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

The following table sets forth our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change

Grant revenue	$209	$369	$(160)	$841	$1,220	$(379)

Operating expenses:
Research and development expenses	20,339	12,028	8,311	51,291	28,755	22,536
General and administrative expenses	7,731	6,975	756	23,282	18,367	4,915
Total operating expenses	28,070	19,003	9,067	74,573	47,122	27,451

Operating loss	$(27,861)	$(18,634)	$(9,227)	$(73,732)	$(45,902)	$(27,830)

Grant Revenue

Grant revenue for all periods presented relates to our work for the National Institutes of Health. Our alpha-therapy business is in the clinical stage and, therefore, none of our revenues reflect sales of any of our alpha-therapy candidates, which are still under development.

Operating Expenses

Research and Development

Research and development expenses were $20.3 million for the three months ended September 30, 2025, compared to $12.0 million for the three months ended September 30, 2024, an increase of $8.3 million. Research and development expenses were $51.3 million for the nine months ended September 30, 2025, compared to $28.8 million for the nine months ended September 30, 2024, an increase of $22.5 million. The increase in research and development expenses was primarily related to increased clinical site activities, drug program costs and delivery costs along with higher personnel costs, including share-based compensation, as we have hired employees to perform many functions previously outsourced to clinical research organizations.

Management believes that research and development expenses will continue to increase as we continue to invest in the development of novel radiopharmaceutical drugs and program candidates and expand our manufacturing capabilities. We are investing in equipment and modifications for the three buildings we acquired in 2024 located in the Houston, TX, Chicago, IL, and Los Angeles, CA, metropolitan areas. Upon completion, we intend to use the buildings to manufacture our program candidates. We are also working towards expanding capacity in our second manufacturing facility in Somerset, NJ, following the commencement of shipping of 212Pb-labeled radiopharmaceuticals in the fourth quarter of 2024. We expect the capital expenditure associated with this capacity expansion to be a small portion of our total capital expenditures.

Management believes that the cost of certain raw materials used in the production of our novel radiopharmaceutical drugs and program candidates may increase in the coming years, including as a result of increased demand for materials required for the production of radiopharmaceuticals. We are also currently evaluating how potential U.S. and international trade policies, including tariffs, might impact our costs for supplies, equipment and materials used in the development and production of our TAT drug program candidates. We currently source much of the raw materials that are used to produce our program candidates in the U.S. Some equipment and other materials that will be used at our manufacturing sites is sourced from outside the U.S. Based on our analysis of recently announced tariffs, we do not expect to experience any material incremental tariff-related cost impacts in 2025. We will continue to monitor policy developments related to tariffs and the implementation dates of new tariffs, as well as potential opportunities to source materials and equipment from alternative suppliers, as we continue to evaluate the potential impacts of tariffs.

General and Administrative

General and administrative expenses consist primarily of the costs related to our executive, finance, human resources and information technology functions.

General and administrative expenses were $7.7 million for the three months ended September 30, 2025, compared to $7.0 million for the three months ended September 30, 2024, an increase of $0.8 million. General and administrative expenses were $23.3 million for the nine months ended September 30, 2025, compared to $18.4 million for the nine months ended September 30, 2024, an increase of $4.9 million. The increase in general and administrative expenses was primarily due to increased personnel costs, including share-based compensation.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. We have historically financed our operations primarily through selling equity to investors. The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Net cash (used in) provided by operating activities	$(57,827)	$8,312	$(66,139)
Net cash provided by (used in) investing activities	12,691	(80,329)	93,020
Net cash provided by financing activities	10,318	289,040	(278,722)
Net (decrease) increase in cash and cash equivalents	$(34,818)	$217,023	$(251,841)

Operating Activities: The increase of $66.1 million in net cash used in operating activities for the nine months ended September 30, 2025, compared to the same period in 2024 was primarily due to changes of $42.2 million in operating assets and liabilities and an increase of $26.5 million in net loss.

Investing Activities: The increase of $93.0 million in net cash provided by investing activities for the nine months ended September 30, 2025, as compared to the same period in 2024 was primarily due to an increase of $81.5 million in maturities of short-term investments and a $32.1 million decrease in additions to property and equipment, partially offset by a $20.5 million increase in purchases of short-term investments.

Financing Activities: Net cash provided by financing activities for the nine months ended September 30, 2025 primarily related to the proceeds received from the sale of Common Stock pursuant to the 2024 ATM Agreement (defined below). Net cash provided by financing activities of $289.0 million in the nine months ended September 30, 2024, was primarily related to various capital markets transactions and other agreements we entered into.

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

The May 2024 Pre-funded Warrants became exercisable subsequent to the filing and effectiveness of an amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware on June 14, 2024. The exercise price and the number of shares of Common Stock issuable upon exercise of each May 2024 Pre-funded Warrant were subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock as well as upon any distribution of assets, including cash, stock or other property, to our stockholders. The May 2024 Pre-funded Warrants did not have an exercise date and were exercisable in cash or by means of a cashless exercise. A holder of the May 2024 Pre-funded Warrants could not exercise such May 2024 Pre-funded Warrants if the aggregate number of shares of Common Stock beneficially owned by such holder, together with its affiliates, would have been more than 4.99% or 9.99%, as elected by such holder, of the issued and outstanding shares of Common Stock following such exercise, as such percentage ownership is determined in accordance with the terms of the May 2024 Pre-funded Warrants. A holder of May 2024 Pre-funded Warrants could increase or decrease this percentage not in excess of 19.99% by providing at least 61 days’ prior notice to us. The holders of the pre-funded warrants exercised all of the May 2024 Pre-funded Warrants during the second quarter of 2025 by means of the cashless exercise provision and within the other constraints noted above.

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

The Jan. 2024 Pre-funded Warrants were exercisable at any time after the date of issuance. The exercise price and the number of shares of Common Stock issuable upon exercise of each Jan. 2024 Pre-funded Warrant were subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock as well as upon any distribution of assets, including cash, stock or other property, to our stockholders. The Jan. 2024 Pre-funded Warrants did not have an expiration date and were exercisable in cash or by means of a cashless exercise. A holder of Jan. 2024 Pre-funded Warrants could not exercise such Jan. 2024 Pre-funded Warrants if the aggregate number of shares of Common Stock beneficially owned by such holder, together with its affiliates, would have been more than 4.99% of the issued and outstanding shares of Common Stock following such exercise, as such percentage ownership is determined in accordance with the terms of the Jan. 2024 Pre-funded Warrants. A holder of Jan. 2024 Pre-funded Warrants could increase or decrease this percentage not in excess of 19.99% by providing at least 61 days’ prior notice to us. The holder of the Jan. 2024 Pre-Funded Warrants exercised all of the Jan. 2024 Pre-Funded Warrants during the fourth quarter of 2024 by means of the cashless exercise provision and within the other constraints noted above.

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

At September 30, 2025, we had cash, cash equivalents and short-term investments of $174.1 million. We believe our cash, cash equivalents and short-term investments will be sufficient to fund our current planned clinical milestones and operational investments into late 2026. Operating expenses are expected to increase for research and development and general and administrative expenses as we work to implement our strategy to advance our clinical assets in our clinical trials and to progress our preclinical assets towards clinical trials. We anticipate a significant increase of expenses, particularly in research and development, as we undertake these activities.

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
•
the potential impact of U.S. and international trade policies, including tariffs, on our costs for supplies, equipment and materials used in the development and production of our TAT drug program candidates;
•
the potential impact of disruptions at the FDA, including a reduction in the FDA’s workforce and/or decreased funding for the FDA, on our business; and
•
our ability to generate cash and successfully obtain additional working capital, to fund our operating, investing and financing activities.

Until such time, if ever, that we can generate program revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, other third-party funding, strategic alliances, licensing arrangements or marketing and distribution arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through other third-party funding, strategic alliances, licensing arrangements, outright sales of program candidates or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or program candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we will be required to delay, limit, reduce or terminate our program development or future commercialization efforts or grant rights to develop and market programs or program candidates that we would otherwise prefer to develop and market ourselves.

Capital expenditures

Management regularly reviews our research and development and general and administrative functions to evaluate the most efficient deployment of capital to ensure that the appropriate materials, systems and personnel are available to support clinical trials, preclinical activities and drug program candidate supply.

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

Other Commitments and Contingencies

We presented our other commitments and contingencies in the 2024 Form 10-K. There have been no material changes outside of the ordinary course of business in those obligations during the nine months ended September 30, 2025, other than those disclosed in Note 10, Commitments and Contingencies, to the condensed consolidated financial statements in this Form 10-Q.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2025. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedures are designed to provide a reasonable level of assurance that the objectives of the system will be met.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2025, none of our directors or executive officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

3.3	Amended and Restated Bylaws of Perspective Therapeutics, Inc. as of February 14, 2023, incorporated by reference to Exhibit 3.2 of the Form 8-K filed on February 16, 2023.

10.1*!	Executive Employment Agreement, effective as of September 4, 2025, by and between Perspective Therapeutics, Inc. and Joel Sendek.

10.2*!	Separation Agreement, effective September 24, 2025, between Perspective Therapeutics, Inc. and Juan Graham.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
!	Denotes management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 10, 2025
PERSPECTIVE THERAPEUTICS, INC., a Delaware corporation
/s/ Johan (Thijs) Spoor
Johan (Thijs) Spoor
Chief Executive Officer (Principal Executive Officer)

/s/ Joel Sendek
Joel Sendek
Chief Financial Officer (Principal Financial Officer)