Form 10-K
period 2025-12-31
Perspective Therapeutics, Inc.
filed 2026-03-16
CIK 728387

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $212,873,547 based on the closing price of the registrant’s common stock on June 30, 2025.

As of March 12, 2026, the number of shares outstanding of the registrant’s common stock, $0.001 par value per share, was 113,933,436.

INCORPORATION BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant's proxy statement for the 2026 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant's fiscal year ended December 31, 2025.

Audit Firm ID: 100	Auditor Name: WithumSmith+Brown, PC	Auditor Location: San Francisco, CA, USA

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
•
our ability to obtain and maintain regulatory approvals for our future product candidates, including our ability to obtain Fast Track designation from the U.S. Food and Drug Administration (FDA) under our Investigational New Drug application for our novel asset, PSV359;
•
the potential impact of changes and disruptions at the FDA, including due to a lapse in appropriations and/or decreased funding for the FDA, on our business;
•
our manufacturing infrastructure, capabilities and strategy, including the scalability and commercial viability of our manufacturing methods and processes, and the potential expansion of our regional network of drug product candidate finishing facilities;
•
our expectation that our manufacturing infrastructure will have the capacity to meet future clinical trial and commercial demands at major treatment centers;
•
our ability to expand our supply network and distribution capabilities;
•
our ability to identify patients with the diseases treated by our product candidates and to enroll these patients in our clinical trials;
•
the risk that unconfirmed responses reported in preliminary or interim data from our clinical trials may not ultimately result in confirmed responses to treatment after follow-up evaluations or audit and verification procedures;
•
our expectations regarding the potential functionality, capabilities and benefits of our product candidates, if approved, for commercial use;
•
the potential size of the commercial market for our product candidates and other programs;
•
our expectations regarding the scope of any approved indication for any product candidate or other program;
•
our ability to successfully commercialize our product candidates;
•
our ability to leverage technology to identify and develop future product candidates;
•
our estimates of our expenses, ongoing losses, future revenue, capital requirements and our need for or ability to obtain additional funding before we can expect to generate any revenue from product sales;
•
our belief regarding the sufficiency of our cash resources to fund our current planned clinical milestones and operational investments into late 2027;
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

These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties as updated in this Form 10-K in Item 1A under the heading “Risk Factors” below that may cause actual results to differ materially. Consequently, all of the forward-looking statements made in this Form 10-K are qualified by such risks and uncertainties, and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. Readers are cautioned not to place undue reliance on such forward-looking statements as they speak only of our views as of the date the statement was made (or any earlier date indicated in such statement). While we may update certain forward-looking statements from time to time, we undertake no obligation to do so, whether as a result of new information, future events or otherwise, except as required by applicable law. Our U.S. Securities and Exchange Commission (SEC) filings are available publicly on the SEC’s website at www.sec.gov.

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

Risks Related to Our Business and Industry

•
Our product candidates are in early stages of development and must go through clinical trials, which are very expensive, time consuming and difficult to design and implement. The outcomes of clinical trials are uncertain, and delays in the completion or termination of any clinical trial of our product candidates could harm our business, financial condition and prospects.
•
We rely on single vendors to provide supplies and services used in the development and production of our alpha-particle therapies.
•
If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
•
Because the results of preclinical studies and early clinical trials are not necessarily predictive of future results, any product candidate we advance into clinical trials may not have favorable results in later clinical trials, if any, or receive regulatory approval.
•
Delays in the commencement, execution or completion of our clinical trials could result in increased costs and delay our ability to pursue regulatory approval and commercialization of our product candidates.
•
We may be required to suspend, repeat or terminate our clinical trials if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive, or the trials are not well designed.
•
The approval processes of regulatory authorities are lengthy, time consuming, expensive and inherently unpredictable; if we experience unanticipated delays or are unable to obtain approval for our product candidates from applicable regulatory authorities, we will not be able to market and sell those product candidates in those countries or regions and our business will be substantially harmed.
•
Disruptions at the FDA, including due to a lapse in appropriations and/or decreased funding for the FDA, could prevent the FDA from performing functions on which our business relies, which could negatively impact our business.
•
We receive federal funding to conduct certain research on our product candidates and other programs, and recent federal policy changes could disrupt that funding.
•
Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of the approved labeling, or result in significant negative consequences following marketing approval, if any.
•
If we are unable to execute our sales and marketing strategy for our product candidates, if commercialized, and are unable to gain market acceptance, we may be unable to generate sufficient revenue to sustain our business.
•
Because we license technology underlying some of our product candidates from third parties, any dispute with our licensors or non-performance by us or by our licensors may adversely affect our ability to develop and commercialize the applicable product candidates.
•
We may form or seek strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such alliances or licensing arrangements.
•
We may rely partially on third parties to manufacture our clinical pharmaceutical supplies and could continue to rely on third parties to produce commercial supplies of any approved product candidate, and our dependence on third party suppliers could adversely impact our business.
•
We may not be successful in managing the build-out of our manufacturing facilities and associated costs or satisfying manufacturing-related regulatory requirements.

•
We rely on third parties to conduct our clinical trials, and if these third parties do not meet their deadlines or otherwise conduct the trials as required, our clinical development programs could be delayed or unsuccessful, and we may not be able to obtain regulatory approval for or commercialize our product candidates when expected or at all.
•
We have in-sourced part of the research, development and clinical operations functions previously assigned to clinical research organizations, and we may not be able to efficiently execute those operations, or the cost savings expected from this transition may not materialize, which may adversely affect the financial performance of our business and our ability to advance our pipeline.
•
We may seek orphan drug designation, rare pediatric disease designation or other FDA designations but may not receive such designation. Even if the FDA grants the designation, we may not receive orphan drug exclusivity or a priority review voucher if the product candidate does not meet the FDA requirements at the time of approval or licensure.
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
•
If any product candidate that we successfully develop does not achieve broad market acceptance among physicians, patients, healthcare payors and the medical community, the revenues that it generates from their sales will be limited.
•
Coverage and adequate reimbursement may not be available for our products, if commercialized, which could make it difficult for us to sell any future products profitably.
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
•
If we fail to attract and retain key management, scientific and clinical development personnel, we may be unable to successfully develop or commercialize our product candidates.

Legal and Regulatory Risks Related to Our Operations

•
Significant disruptions of information technology systems or cybersecurity incidents could materially adversely affect our business, results of operations and financial condition.
•
Our employees and independent contractors, including principal investigators, consultants, commercial collaborators, service providers and other vendors, may engage in misconduct or other improper activities, including noncompliance with regulatory pricing standards and requirements, which could have an adverse effect on our results of operations.
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
•
Our ability to compete may be adversely affected if we do not adequately protect our proprietary rights.
•
Potential patent litigation could be costly and disruptive and may have an adverse effect on our business, financial condition and results of operations.
•
The value of our granted patents and our patents pending is uncertain.

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

PART I

ITEM 1 – BUSINESS

Overview

We are a radiopharmaceutical development company pioneering advanced treatments for cancers throughout the body. We have proprietary technology that utilizes the alpha-emitting isotope Lead-212 (212Pb) to deliver powerful radiation specifically to cancer cells via specialized targeting moieties. We are also developing complementary imaging diagnostics that incorporate the same targeting moieties, which provides the opportunity to personalize treatment and optimize patient outcomes. This theranostic approach enables the ability to see the specific tumor and then treat it to potentially improve efficacy and minimize toxicity.

Our neuroendocrine tumor (VMT-α-NET), melanoma (VMT01) and solid tumor (PSV359) programs are in Phase 1/2a imaging and therapy trials in the U.S. We are growing our regional network of drug product candidate finishing facilities, enabled by our proprietary 212Pb generator technologies, to deliver patient-ready product candidates for clinical trials and commercial operations.

Our Strategy

Our goal is to advance innovative precision medicines for the treatment of cancer by developing and commercializing our precision targeted alpha therapies (TATs). The key elements of our strategy are to:

Discover and Develop a Broad Oncology Pipeline

•
Advance our initial drug candidate, VMT-α-NET, through clinical development for the treatment of neuroendocrine tumors expressing somatostatin receptor type 2 (SSTR2).
•
Expand the potential of our product candidates in additional indications and as combination therapies in current and additional indications.
•
Advance our second drug candidate, VMT01, through clinical development for the treatment of melanoma tumors expressing melanocortin 1 receptor (MC1R).
•
Advance our third drug candidate, PSV359, through clinical development for the treatment of solid tumors expressing fibroblast activation protein.

Deploy Our Innovative Platform Technology

•
Continue to leverage our TAT platform to expand our pipeline of product candidates.
•
Utilize a precision medicine approach by leveraging imaging diagnostics.

Build and Strengthen Our Manufacturing and Supply Infrastructure

•
Continue to strengthen and scale our internal manufacturing capabilities.

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

Targeted radiopharmaceuticals are drugs that contain a radionuclide payload, which are unstable elements that emit radiation and can be used to diagnose and treat cancers, and a targeting moiety. To create targeted radiopharmaceuticals, radiation-emitting medical isotopes are typically attached to targeting molecules, which are then administered via intravenous injection. Once administered, the radiopharmaceuticals selectively target tumor receptors that are unique to, or preferentially expressed on, cancer cells throughout the body. Targeted radiopharmaceuticals, as a class, have achieved clear clinical benefit over non-radioactive standard-of-care agents in the treatment of gastroenteropancreatic neuroendocrine tumors and castration-resistant metastatic prostate cancer, and they possess characteristics that many believe may improve upon the profiles of current antibody-drug conjugates.

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

We believe that our TAT platform and current and future product candidates, if approved, could provide several potential advantages over currently available radiopharmaceuticals, including:

•
enhanced tumor-killing power by using 212Pb alpha-particle radiation in an outpatient setting;
•
ability to pursue multiple targets and use multiple classes of targeting molecules;
•
broad applicability across multiple tumor types, including neuroendocrine, metastatic melanomas and others cancers;
•
increased tolerability and therapeutic window associated with our lead-based TATs;
•
exploitation of multiple mechanisms of action, including direct deoxyribonucleic acid (DNA) damage through double-stranded DNA breaks, and an alpha particle-mediated enhanced anti-tumor immune response;
•
a scalable manufacturing process and supply chain using our proprietary generator technologies; and
•
ability to use our 203Pb imaging diagnostics to enrich targeted patient populations and determine treatment therapeutic suitability.

We believe the multiple mechanisms of action of our TATs may give them the ability to treat hard-to-treat tumors and the potential to work synergistically with other approved oncology therapies. The primary mechanism of action of 212Pb is direct cell damage through the induction of multiple double-stranded DNA breaks. A secondary mechanism, which would likely expand the effective direct cell kill range of the alpha particles, is referred to as the Bystander Effect, which involves the propagation of alpha particle-induced cell death from irradiated dying cells to kill adjacent non-irradiated cells in a three-dimensional solid tumor model. The Bystander Effect has been shown to be as significant to the overall efficacy in killing cancer cells as the direct DNA breaks.

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

Compared to beta particles, alpha particles can cause greater physical damage to cancer cells, including multiple double-stranded DNA breaks, which are very difficult for cancer cells to overcome, unlike in the case of single-stranded DNA breaks. Rather, double-stranded DNA breaks are highly lethal, with even a single double-stranded break being sufficient to cause cancer cell death. Alpha particles are over 7,000 times more massive than beta particles, resulting in a significantly higher energy transfer rate, providing alpha particles the advantage of depositing a high amount of tumor-killing energy over a short distance of one to two cells, compared to the relatively long distance of up to 12 mm for beta particles. The amount of energy produced by alpha particles is high enough such that only a small number of alpha particles are required to cause cell death. This feature, when combined with their short path length, enables alpha particles to cause damage only to cancer cells in close proximity, reducing the risk of off-target radiation and normal cell damage that can occur with beta particles. However, because of the short travel distance, alpha particles need to be delivered into or on the surface of tumor cells to achieve the desired therapeutic effect.

Commercially Available Radiopharmaceuticals

Two of the earliest antibody-targeted radiopharmaceuticals, Bexxar, marketed by GlaxoSmithKline, and Zevalin, marketed by Acrotech Biopharma, LLC, are beta-emitting therapies whose market acceptance was hampered by several issues, including handling and administration difficulties, supply chain challenges and reimbursement complications. However, next-generation radiopharmaceuticals that have overcome the challenges faced by first-generation radiopharmaceuticals have since been developed and approved, and over the past decade the global radiopharmaceutical market has been growing rapidly. One such approved, next-generation targeted radiopharmaceutical therapy is Lutathera, a beta-emitting therapy marketed by Novartis. Novartis reported that fiscal year 2025 sales revenue from Lutathera was $816 million, up 12% from fiscal year 2024, despite only being approved for a subset of neuroendocrine cancers that affect the pancreas or gastrointestinal tract, known as GEP-NETs. Another radiopharmaceutical therapy, Pluvicto, a beta-emitting radioligand therapy marketed by Novartis, was initially approved to treat progressive prostate-specific membrane antigen (PSMA) positive metastatic castration-resistant prostate cancer and is being further developed by Novartis for other prostate cancer indications. Novartis reported that fiscal year 2025 sales revenue for Pluvicto was $2.0 billion, up 42% from fiscal year 2024.

Our TAT Platform

Through the use of proprietary, specialized targeting peptides, we are able to obtain patient images using Lead-203 (203Pb) and then deliver a powerful alpha-particle radiotherapy directly to the tumor using 212Pb labeled radiotherapies, potentially limiting damage to healthy tissue. Utilizing a radioactive imaging agent that emits gamma rays, 203Pb, connected to a specific targeting peptide, we have the ability to image tumors. Because 203Pb and 212Pb are elementally identical, we can use the imaging information to understand the biodistribution and pharmacokinetics of the 212Pb alpha-particle therapy using the same targeting peptide to treat and potentially kill cancerous cells. This two-step, personalized medicine approach, as depicted below, offers the ability to understand which patients may respond to our therapy and potentially improve efficacy while minimizing toxicity associated with many other types of cancer treatments.

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

212Pb (Lead-212)

Although there are many beta- and alpha-emitting isotopes, we believe that the ideal therapeutic isotope should emit alpha particles at a high rate over a relatively short period of time in order to maximize damage to cancer cells and increase efficacy. Alpha particles kill tumors through multiple mechanisms. The primary mechanism of action is direct cell damage through the induction of multiple double-stranded DNA breaks. As alpha particles traverse the nucleus of a cell, they create a linear track of direct chromosomal damage, leaving behind multiple clusters of double-stranded DNA breaks. These direct alpha particles can kill cells up to a distance of 100 µm, which is equal to a depth of a few cells. A secondary mechanism, which would expand effective direct cell kill range of the alpha particle, is referred to as the Bystander Effect. This effect has been shown to be as significant to the overall efficacy in killing cancer cells as the direct DNA breaks. The Bystander Effect has been shown to propagate alpha particle-induced cell death from irradiated dying cells to kill adjacent non-irradiated cells up to 1,000 µm away in a three-dimensional solid tumor model. A third mechanism by which alpha-particle therapy enhances the body’s own anti-tumor immune response is less well understood but has been widely observed and reported. In our own preclinical studies, we have observed a vaccine-like effect that prevented the regrowth of tumors upon re-challenge. This is an area of ongoing investigation by us and the international scientific community. Our findings were reported by our Vice President of Discovery, Dr. Mengshi Li, et.al. in the peer-reviewed journal Cancers 2021, 13: 3676, 2021 and showed that the cooperative effect between [212Pb]VMT01 and immune checkpoint inhibitors were also observed in a heterogeneous preclinical melanoma model. Induction of this cooperative effect was found even with 2 Gy of alpha-ration in tumor.

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

*Daughter isotopes

USPI for 177Lu vipivotide tetraxetan.

Sgouros G. Alpha-particles for targeted therapy. Adv Drug Deliv Rev. 2008;60(12):1402-1406. doi:10.1016/j.addr.2008.04.007

212Pb is an alpha-emitting nuclide that acts as the therapeutic in our innovative theranostic approach. The higher linear-energy transfer of alpha particles, compared to beta particles, results in an increased incidence of double-stranded DNA breaks and improved localized cancer cell damage. We believe 212Pb half-life of 10.6 hours provides many significant advantages over other radiotherapies, including faster clearance and the potential for reduced off-site toxicity. Its decay chain includes the short-lived isotopes bismuth-212, polonium-212 and thallium-208, which all emit either alpha or beta during decay over about another hour. The end of the decay chain is the stable element lead-208.

To maximize the potential clinical benefit of radiopharmaceuticals to patients and minimize potential toxicity issues, we believe that TATs must selectively localize and remain within the tumor while the portions of the TAT that are not localized within the tumor are rapidly cleared from the body. Nearly 15 years of work by our co-founder, Dr. Michael Schultz, colleagues at the University of Iowa and our team members resulted in the development of our proprietary TAT, Pb-specific chelator (PSC) and peptide linker technology to enable the delivery of isotopes to tumor cells while simultaneously promoting enhanced clearance of the non-tumor localized isotopes.

Due to the short half-life of 212Pb and the small size of the compounds, when our TATs are not bound to targeted cancer cells, they rapidly clear from the body, primarily through the urinary system, along with any isotopes bound to the linker. This results in lower total body radiation exposure when compared to radiopharmaceuticals designed with longer lived isotopes or larger molecular weight targeting moieties, such as antibodies or antibody fragments. We believe that our TATs’ ability to promote clearance without compromising the tumor’s uptake of the alpha particle overcomes a longstanding challenge of radiopharmaceutical drug development.

Our Chemistry and Biology Expertise with 212Pb

We believe that our experience working with alpha-emitting radiopharmaceuticals positions us to build on the success of currently approved radiopharmaceuticals. By utilizing the advantages of 212Pb and our proprietary chelator, we have the ability to develop next-generation radiopharmaceutical therapies. 212Pb has complex chemistry and requires extensive experience and expertise to develop and properly characterize 212Pb radiopharmaceuticals with regard to the required tumor targeting, shelf-life, in vivo stability and potential for commercial-scale manufacturing. For example, the high energy emitted from 212Pb could cause product candidates to prematurely degrade. We believe we have the experience and know-how to develop molecules and formulations of 212Pb to maximize the shelf-life of our product candidates and allow for regional production and distribution. In addition to a deep understanding of the chemistry of 212Pb, we believe we have differentiated knowledge of the underlying biology of 212Pb and its mechanisms of directly damaging the DNA of tumors through single- and double-stranded DNA breaks, the Bystander Effect and use of the immune system’s adaptive response to attack non-target expressing tumors in order to stimulate a vaccine effect.

Imaging Diagnostics – 203Pb

For each of our product candidates, we create an imaging analogue that utilizes the same linker and targeting molecule but replaces 212Pb with the radioactive imaging isotope 203Pb. This allows us to assess uptake of the imaging analogue into the targeted tumor and to determine radiation doses to key organs. The imaging analogue versions of our product candidates are leveraged in both preclinical and clinical development and are used to enrich the patient population in our clinical trials by identifying the patients and tumor types more likely to respond to therapy.

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

Our Pipeline

We are leveraging our TAT platform to advance a pipeline of alpha-based therapeutic programs to treat various cancers. The table below details our current pipeline of TATs, indicating the status of each of our three lead programs in clinic within our broad proprietary pipeline at March 12, 2026.

To date, we have retained global development and commercialization rights to all our product candidates. In January 2024, we announced we had entered into a strategic agreement with an affiliate of Lantheus Holdings, Inc. (Lantheus) whereby in exchange for an upfront payment of $28 million (less certain withholding amounts), Lantheus obtained an exclusive option to negotiate for an exclusive license to our [212Pb]VMT-α-NET and a right to co-fund the Investigational New Drug (IND)-enabling studies for early-stage therapeutic candidates targeting PSMA and gastrin-releasing peptide receptor (GRPR) and, prior to IND filing, a right to negotiate for an exclusive license to such candidates.

Programs

VMT-α-NET: A Targeted Alpha Therapy Targeting SSTR2

Overview

We designed VMT-α-NET to target and deliver 212Pb to cancer-specific receptors on tumor cells expressing SSTR2, a protein that is overexpressed in neuroendocrine tumors (NETs) and other cancers. [212Pb]VMT-α-NET is a TAT in development for patients with unresectable or metastatic SSTR2-expressing tumors who have not previously received peptide-targeted radiopharmaceutical therapy, such as Lutathera.

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

The median overall survival rate also varies widely in the highly heterogeneous NET populations and is based on site, stage and grade of disease. It is estimated that 80% of NETs over-express SSTR2. For this reason, somatostatin analogues are a cornerstone of the treatment of most NETs. In addition to SSTR2 analogs, low-grade and/or localized disease is amenable to surgical intervention and carries a good prognosis in terms of five-year overall survival rate (>90%), but there remains recurrence risk. High-grade and/or distant disease is more difficult to treat and carries lower median survival rates, typically measured in months. Radioligand therapy has emerged as a promising therapeutic option for GEP NETs in late stage and is being evaluated for earlier lines of treatment. We believe there is additional opportunity for radioligand therapy in earlier lines of treatment and other somatostatin-expressing NET indications, such as meningioma, lung and pheochromocytoma/paraganglioma NETs, where there remains significant unmet medical need. In October 2024, Research and Markets Newswire reported worldwide sales for systemic NET treatments were valued at $3.6 billion in 2023 and are estimated to reach $6.9 billion by the end of 2030.

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

In 2022, we received a “safe to proceed” decision on an IND application with the U.S. Food and Drug Administration (FDA) to evaluate [212Pb]VMT-α-NET therapy under IND #160357. The indication of the opening study is treatment of advanced SSTR2-positive NETs patients who are progressing on, symptomatic on, or intolerant of approved non-radiological therapies. Later in 2022, we received Fast Track Designation for this program based on preclinical data for the indication of SSTR2-positive NETs regardless of prior treatment response.

Additionally, we may pursue a priority review voucher (PRV) for [212Pb]VMT-α-NET for the rare pediatric disease of advanced neuroblastoma after review of additional trial data.

Preclinical Studies of [212Pb]VMT-α-NET

Our therapeutic [212Pb]VMT-α-NET has demonstrated positive clinical activity in preclinical studies using a mouse model of NETs, whereby [212Pb]VMT-α-NET significantly inhibited tumor growth and significantly improved survival compared to untreated mice controls.

Our diagnostic [203Pb]VMT-α-NET has produced strong SPECT/CT imaging and tumor contrast in multiple preclinical studies using mouse models of tumors expressing SSTR2, whereby [203Pb]VMT-α-NET has shown an 8-fold improved tumor uptake with decreased kidney retention as compared to 203Pb radiolabeled DOTATOC. DOTATOC is an established targeting compound for imaging SSTR2-expressing NETs and is FDA approved for use when radiolabeled to positron emission tomography (PET) isotopes for certain forms of neuroendocrine tumors.

At the Annual Congress of the European Association of Nuclear Medicine in September 2023, we presented mouse model data highlighting the efficacy of [203/212Pb]VMT-α-NET in treating metastatic neuroblastoma tumors. The study showed successful tumor uptake via sequential SPECT imaging and demonstrated a maximum tolerated dose (MTD) of [212Pb]VMT-α-NET as 2.22 MBq without acute toxicity, with a 100% overall survival rate at 90 days observed in the group receiving three fractionated doses of 740 kBq of [212Pb]VMT-α-NET.

At the World Molecular Imaging Congress in September 2023, we presented data highlighting the effectiveness of [212Pb]VMT-α-NET in treating neuroendocrine tumors in a tumor xenograft mouse model. The results highlighted the significant therapeutic efficacy of treatment with three fractionated doses of [212Pb]VMT-α-NET, which resulted in a 70% complete response rate and 80% survival at 120 days.

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

Company-Sponsored Trials of [212Pb]VMT-α-NET

We have a multi-center open-label study (clinicaltrials.gov identifier NCT05636618) of [212Pb]VMT-α-NET, a targeted alpha-particle therapy, for patients with advanced SSTR2-positive neuroendocrine tumors. This protocol was amended in 2025 to use the Bayesian Optimal Interval Phase 1/2 design and to determine the optimal biologic dose (OBD) in adult patients with unresectable or metastatic NETs of gastrointestinal, lung, adrenal or neural tissue origin. The primary endpoints of this study are safety and tolerability, determination of a recommended dose for subsequent study and determination of pharmacokinetic properties. Secondary endpoints are overall response rate by response evaluation criteria in solid tumors (RECIST) v.1.1, progression-free survival by RECIST v.1.1 and overall survival. Patients with positive uptake on FDA-approved SSTR2 PET/CT will receive a fixed dose of [212Pb]VMT-α-NET IV administered at the recommended Phase 2 dose and schedule.

In November 2024, at the North American Tumor Society’s NANETS Multidisciplinary NET Medical Symposium, we announced initial results from this study and have announced further updates to these initial results in January 2025 at the 2025 American Society of Clinical Oncology Gastrointestinal Cancers Symposium, in May 2025 at the 2025 American Society of Clinical Oncology (ASCO 2025) Annual Meeting, in October 2025 at the European Society for Medical Oncology Congress 2025 (ESMO), and in January 2026 at the 2026 ASCO Gastrointestinal Cancers Symposium (ASCO-GI 2026).

We initially dosed two patients in Cohort 1 (treated at 2.5 mCi per dose) and seven patients in Cohort 2 (treated at 5.0 mCi per dose) of our Phase 1/2a study of [212Pb]VMT-α-NET in patients with unresectable or metastatic SSTR2-expressing NETs, regardless of body weight. Subsequent review for dose-limiting toxicity (DLT) during the safety observation period in the seven patients in Cohort 2 by the Safety Monitoring Committee (SMC) led the SMC to recommend escalating further in a third cohort and enrolling additional patients at 5.0 mCi to better understand efficacy and safety. During the second quarter of 2025, enrollment for Cohort 2 closed with an additional 39 patients having received at least one treatment, for a total of 46 patients including the seven who were enrolled for DLT observation.

In late June 2025, we announced the opening of Cohort 3 in which patients will receive up to four fixed administered doses of [212Pb]VMT-α-NET at 6.0 mCi every eight weeks if they weigh more than 60 kg (133 lb), or 100μCi/kg of body weight if they weigh less than or equal to 60 kg. Eight Cohort 3 patients then commenced treatment and contributed to the DLT assessment by the SMC. The DLT assessment is now complete, and we are cleared to treat more patients at this dose, with eight additional patients already treated as of February 28, 2026, for a total of 16 patients. By mid-2026, the eight DLT patients would have had the opportunity for at least 32 weeks of follow up since beginning treatment, which is sufficient time to have completed at least one scan following the full course of treatment.

During January 2026, updated interim results with a data cut-off date of December 10, 2025, were presented at ASCO-GI 2026. The 56 patients in the safety analysis comprised two patients in Cohort 1 (2.5 mCi), 46 patients in Cohort 2 (5.0 mCi) and eight patients in Cohort 3 (6.0 mCi), each of whom had received at least one treatment. There were no DLTs, no treatment-related discontinuations, and no serious renal complications, dysphagia or clinically significant treatment-related myelosuppression reported. Grade 3 or higher treatment-emergent adverse events were reported in 21 patients (37.5%). One of these patients, who was enrolled in Cohort 3, experienced a transient Grade 4 event (lymphocyte count decrease). This event was transient and resolved without medical intervention. The patient continues to receive [212Pb]VMT-α-NET treatment. There were no Grade 5 events. Serious adverse events were reported in five patients, with none deemed related to the study medication.

In October 2025 at ESMO, we reported interim efficacy data for two patients in Cohort 1 and 23 patients in Cohort 2. At ASCO-GI 2026, we presented updated efficacy analysis for the same 25 patients from ESMO with an additional 13 weeks of follow up since the presentation at ESMO. Of the 25 patients, 19 (76%) were without progression and remained alive, including both of the patients in Cohort 1. Nine (39%) patients in Cohort 2 were observed to have response according to investigator-assessed RECIST v1.1. Eight (35%) of those responses were confirmed and previously reported at ESMO; one additional patient experienced an initial response in their most recent tumor assessment after the prior update at ESMO. As the patient remains on the study, the patient is expected to receive a subsequent tumor assessment. Seven patients were observed to have deepening of best response, including one patient with stable disease.

As of February 28, 2026, the first 23 patients in Cohort 2 would have had the opportunity for at least 48 weeks of follow up since beginning treatment, and by mid-2026, we expect all 46 patients in Cohort 2 would have had the opportunity for at least 48 weeks of follow up since beginning treatment.

We believe our clinical data package positions us for meaningful regulatory engagement in 2026 to align on the path forward.

During the dose finding phase of the study, we enrolled primarily NETs patients whose disease originated in the pancreas or the digestive track. We have allowance for enrollment of NETs patients whose disease originated in the lung (of which small cell lung cancer is a subset), and pheochromocytoma/paraganglioma NETs, as well as SSTR2+ meningioma.

1Change in sum of diameters from baseline per RECIST v1.1.

Data shown for Cohort 2; one patient had a non-evaluable scan post baseline scan and, therefore, it is not included in this chart.

Halfdanarson TR et al, Presentation at ASCO-GI 2026. Data cut-off date December 10, 2025.

Investigator-Initiated Clinical Research and Section 13-2(B) Usage of [212Pb/203Pb]VMT-α-NET

The National Institutes of Health (NIH) is conducting a prospective institutional review board (IRB)-approved, standard 3+3 dose escalation design phase 1 clinical trial (NCT06479811) using [212Pb]VMT-α-NET in radionuclide therapy naive patients. The first three patients enrolled were diagnosed with olfactory neuroblastoma, although the study allows for five different SSTR-tumor types. Four dose levels (2.5 mCi, 5.0 mCi, 7.5 mCi and 10 mCi) are included in the trial with each course consisting of four cycles of therapy eight weeks apart. The DLT period is 12 weeks after the first cycle of therapy and enrollment opened in August 2025. The investigators plan to report on their results during the Society of Nuclear Medicine and Molecular Imaging 2026 Annual Meeting (SNMMI 2026) taking place from May 30 - June 2, 2026.

The NIH is also conducting a prospective IRB-approved, standard 3+3 dose escalation design phase 1 clinical trial (NCT06427798) using [212Pb]VMT-α-NET in patients diagnosed with metastatic pheochromocytoma/paraganglioma or gastrointestinal NETs who have been previously treated with at least one cycle of systemic radionuclide therapy. Three dose levels (2.5 mCi, 5.0 mCi and 7.5 mCi) are included with each course consisting of four cycles of therapy eight weeks apart. The trial opened for enrollment in February 2025 and the DLT period is 12 weeks after the first cycle of therapy. The investigators plan to report on their results during SNMMI 2026.

The University of Iowa is conducting an investigator-initiated Phase 1 trial (clinicaltrials.gov identifier NCT05111509) to investigate the feasibility of using [203Pb]VMT-α-NET to enable personalized, image-guided therapy dose calculations for [212Pb]VMT-α-NET therapy in patients with recurrent NETs after treatment with approved radiopharmaceutical therapy (RPT). In addition, in December 2023, we announced that the first patient was dosed at the University of Iowa in an investigator-initiated Phase 1 trial evaluating the safety of [212Pb]VMT-α-NET in patients with unresectable or metastatic SSTR2-expressing neuroendocrine tumors. The patients enrolled in the study had either progressed or relapsed after previous therapies, including currently approved PRRT. This is a single site safety study (clinicaltrials.gov identifier NCT06148636) of [212Pb]VMT-α-NET targeted alpha-particle therapy for patients with refractory or relapsed SSTR2-positive neuroendocrine tumors. The first part of this Phase 1 trial is imaging with a surrogate tracer, [203Pb]VMT-α-NET, using SPECT/CT imaging. Each participant is assigned a radiation dose to the kidneys that cannot be exceeded. The second part of the study is a sequential 3+3 dose escalation phase of four cohorts based on the maximum allowed injected dose for an individual while keeping kidney exposure to less than a predetermined threshold. The study involves two treatments, about eight to 10 weeks apart. The drug will be given by infusion once per treatment. Participants will also receive an infusion of amino acids to help protect the kidneys as well as medications to help protect against nausea. A participant who is administered [212Pb]VMT-α-NET will be monitored for at least six months for safety assessments. Participants will also have imaging at six months post treatment to measure how their tumors responded to therapy and will have lifelong follow up for this study. An independent SMC reviewed the trial in August 2025 and recommended expansion of Cohort 2 to include three more subjects for a total of six at the same renal dose level and approved continuation of the trial. The investigator informed us that they plan to submit their results at SNMMI 2026.

We supported diagnostic and therapeutic dosing of [203/212Pb]VMT-α-NET at the Technical University of Dresden under provisions in Section 13-2(B) of Germany’s Medicinal Products Act supporting patients that lack further treatment options. This is a single-site retrospective evaluation of imaging with [203Pb]VMT-α-NET and subsequent single administration of [212Pb]VMT-α-NET in patients with progressive metastatic GEP-NET after exhausting all current therapies, including radiopharmaceuticals. The investigator published a manuscript in September 2025 (Michler E, Kästner D, Pretze M, Hartmann H, Freudenberg R, Schultz MK, Bundschuh RA, Kotzerke J, Brogsitter C. [203/212Pb]Pb-VMT-α-NET as a novel theranostic agent for targeted alpha radiotherapy-first clinical experience. Eur J Nucl Med Mol Imaging. 2025 Sep;52(11):4171-4183. doi: 10.1007/s00259-025-07269-0. Epub 2025 Apr 9. PMID: 40202686; PMCID: PMC12397198). Eight patients were treated with a single dose of [212Pb]VMT-α-NET at mean activity level of 2.7 mCi (100 MBq). Progression was defined by new SSTR-positive tumor lesions on Gallium-68 (68Ga) DOTATATE-PET/CT imaging or by increasing blood tumor markers, namely Chromogranin A. Certain preliminary results were presented at the 2025 Society of Nuclear Medicine and Molecular Imaging Mid-Winter Meeting.

VMT01: A Targeted Alpha Therapy Targeting MC1R

Overview of VMT01and VMT02

We are also leveraging our TAT platform with our product candidate, VMT01, which is currently in Phase 1/2a clinical trials. We designed VMT01 to target and deliver 212Pb to tumor sites expressing MC1R, a protein that is overexpressed in melanoma cancers. [212Pb]VMT01 is a TAT in development for second-line or later treatment of patients with progressive MC1R-positive metastatic melanoma. Review of market research prepared by Research and Markets Newswire in January 2026 indicates metastatic melanoma could represent over a $13.8 billion market opportunity by 2031.

Using a specialized peptide, VMT01 is designed to target MC1R on tumor cells. As a diagnostic, we either link 203Pb or 68Ga to its MC1R-targeting peptide. MC1R is a G-protein-coupled receptor that has been investigated as a target for metastatic melanoma drug delivery due to its overexpression on the surface of melanoma cells and relative absence in normal cells. MC1R-targeted radiolabeled peptides have been used as delivery vehicles for delivering radiometals to melanoma tumors in preclinical models for diagnostic imaging and therapy, as well as in clinical imaging studies that demonstrated the ability to identify MC1R-positive tumors by PET imaging.

We also designed two imaging surrogates, the chemically identical [203Pb]VMT01 for SPECT imaging and dosimetric calculations and [68Ga]VMT02, a PET imaging tracer, for patient selection. [68Ga]VMT02 utilizes the same targeting peptide as VMT01 but differs in having a chelator optimized for PET radiotracers. Through the use of the imaging scans, we are able to characterize whether the patient’s cancer expresses MC1R and, thus, is a candidate for treatment. As a therapeutic, we link 212Pb to the same MC1R targeting peptide which has been shown to bind and kill cancerous cells. The melanoma program focuses primarily on development of the therapeutic compound. The rationale for the development of two imaging tracers is to provide flexibility in imaging a molecular target for which a validated and approved imaging tracer does not exist. Further commercialization of one or both of these imaging tracers would follow a separate regulatory path from the therapeutic compound and would proceed based on the potential for utility after a therapeutic efficacy signal is identified.

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

According to projections from the World Health Organization, the number of worldwide cases of cutaneous melanoma will increase from approximately 325,000 in 2020 to over 500,000 in 2040 with the number of melanoma deaths increasing by almost 70%. The International Agency for Research on Cancer Global Cancer Observatory states that the risk of melanoma increases as people age, with the average age of diagnosis being early to mid 60s. Melanoma is a global disease affecting all populations around the world. The risk of developing melanoma increases significantly in areas of high ultraviolet exposure and for people with fair complexion. Particularly high incidences are observed in North America, Northern Europe and New Zealand. The highest occurs in Australia, where annual rates are more than twice that of North America. The American Cancer Society reported that, in the U.S., there will be an estimated 112,000 new diagnoses of invasive melanoma in 2026 and approximately 8,510 are expected to die from the disease.

The National Cancer Institute’s Surveillance, Epidemiology, and End Results (SEER) Program estimates 77% of all melanoma cases in the United States are local disease, receiving surgical treatment followed by watchful waiting. Melanoma that has regional spread (stage III) indicates spreading to nearby lymph nodes and accounts for 10% of cases, with a five-year survival rate of approximately 70%. Metastatic melanoma is classified as stage IV, where melanoma metastasizes to distant organs, such as the brain, lungs or liver, and contains any T or N value in the TNM staging system. SEER also noted that metastatic melanoma accounts for 5% of cases and carries a poor prognosis with a one-year survival rate of 50% and five-year survival rate of 29%-35%. The majority of metastatic melanoma patients will receive some form of immunotherapy; however, more than 50% ultimately progress. Patients with tumors positive for the BRAF mutation who progress on immunotherapy can receive targeted therapy; however, these patients ultimately acquire resistance. Thus, the majority of metastatic melanoma patients who eventually progress on immunotherapy (and targeted therapy if BRAF positive) are left with very limited options and represent the patient population with the greatest unmet need in melanoma (source: https://www.sciencedirect.com/science/article/pii/S1040842824000192). This segment of the melanoma population is the intended entry market for VMT01. Grandview Research has reported that the market size for global melanoma therapeutics is estimated to reach approximately $10.3 billion by 2030, growing at a compound annual growth rate of 9.9% from 2025 to 2030.

Leading treatments for metastatic melanoma are typically not curative. Treatments include immunotherapy to help the immune system recognize evading cancer cells, targeted therapy to interfere with known cancer processes, radiation therapy to kill cancer cells via high-energy X-ray or proton beams and chemotherapy to attack rapidly dividing cancer cells. Immune checkpoint inhibitors, targeted mitogen-activated protein kinase inhibitors and cell therapies have improved outcomes but also low response rates and acquired drug resistance, and adverse side effects have limited quality of life for metastatic melanoma patients. The most dramatic improvements in response have often been reported to lead to grade 3/4 adverse events and therapy discontinuation. Recurrence is common, with complex mechanisms of resistance that include altered oncogenic pathways, tumor heterogeneity and enhanced DNA repair. We believe [212Pb]VMT01 has the potential to overcome many of these resistance pathways. Our intent is to test the safety and tolerability of [212Pb]VMT01 in previously treated patients who are experiencing progression or recurrence of disease as monotherapy as well as in combination with first-line immunotherapies.

Clinical Studies of [203/212Pb]VMT01

We have a multi-center, open-label, dose-finding study (clincialtrials.gov identifier NCT5655312) of [212Pb]VMT01 in patients with histologically confirmed melanoma and MC1R-positive imaging scans. In September 2024, we received Fast Track designation for the development of [212Pb]VMT01. The first part of the study is a dose finding phase to determine the MTD, maximum feasible dose (MFD) or OBD following a single administration of [212Pb]VMT01. In July 2024, we submitted a protocol amendment to explore the combination of the checkpoint inhibitor nivolumab with [212Pb]VMT01 in patients with histologically confirmed melanoma and positive MC1R imaging scans in our ongoing Phase 1/2a study of [212Pb]VMT01. The supply of nivolumab was secured in March 2024, when we entered into a clinical trial collaboration agreement with Bristol Myers Squibb. As such, the second part of the study is a combination therapy dose finding in which [212Pb]VMT01 and nivolumab are administered in escalating doses to determine MTD, MFD or OBD. The third part of the study is expected to entail the enrollment of patients in monotherapy and combination therapy expansion cohorts based on the identified MTD, MFD or OBD. Patients may be eligible to receive up to three administrations of [212Pb]VMT01 approximately eight weeks apart or they may be eligible to receive nivolumab every four weeks for up to 24 months. A dosimetry sub-study is included to assess biodistribution, tumor uptake and correlation of uptake with observed toxicities and efficacy.

In October 2024, we announced initial results from the first two dosing cohorts of the Phase 1/2a clinical study of [212Pb]VMT01 in patients with progressive MC1R-positive metastatic melanoma. Three patients were enrolled in Cohort 1 and received 3.0 mCi of [212Pb]VMT01, while seven patients were enrolled in Cohort 2 and received 5.0 mCi of [212Pb]VMT01. Patients in each cohort received a median of five prior lines of systematic therapy, including a median of three prior lines of immunotherapy. No DLTs were observed among any patients, and no adverse events (AEs) led to treatment discontinuation. Treatment emergent AEs were mostly grades 1 and 2. None of the four cases of grade 3 treatment emergent AEs were deemed to be treatment related. There were no grade 4 or 5 treatment emergent AEs. No renal toxicities had been reported as of October 11, 2024 (there were no clinically significant changes in blood urea nitrogen or serum creatinine) in spite of dosimetry estimated renal radiation that approached the higher end of conventional dosing.

All patients in Cohort 1 completed three treatments, with one patient experiencing an unconfirmed RECIST version 1.1 objective response after completion of treatment, and two patients experiencing stable disease at 9 and 11 months from the start of treatment, respectively, as reported in October 2024 at the 21st International Congress of the Society of Melanoma Research. In Cohort 2, patients progressed after either the first cycle (three patients) or the second cycle (four patients). These findings are consistent with published and ongoing preclinical studies showing immunostimulatory effects at lower radiation doses.

Lighter portions of each bar signify transition of the patient to follow-up period (begins approximately 24 weeks after first dose). Patient 03-104 discontinued follow up (without progressive disease). Morris ZS et al, Poster Presentation at ASCO 2025. Data cut-off date April 21, 2025.

1See https://www.sec.gov/Archives/edgar/data/728387/000119312525303895/catx-ex99_1.htm, Slide 61.

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

As of February 28, 2026, a total of 10 patients had received VMT01 treatment following the re-opening of the [212Pb]VMT01 3.0 mCi monotherapy cohort and the opening of the cohort in which patients are receiving [212Pb]VMT01 at 3.0 mCi in combination with nivolumab. Six patients had received VMT01 at 3.0 mCi in combination with nivolumab. Four patients had received 3.0 mCi of VMT01 as monotherapy, in addition to the three patients who received this monotherapy dose in late 2023. Both cohorts are now closed for enrollment.

By late 2026, the 10 patients who had received VMT01 3.0 mCi treatment since the initiation or re-opening of these cohorts in September 2025 would have had the opportunity for at least 24 weeks of follow up after their initial doses, which is sufficient time to receive at least one scan after their full treatment (up to three doses every eight weeks).

PSV359 – A Targeted Alpha Therapy Targeting Fibroblast Activation Protein (FAP) alpha

Tumor stroma cells do not typically express cancer-specific markers like SSTR2 or MC1R. FAP-α is primarily expressed on tumor stroma cells, but also on some cancer cells. FAP-α is a pan-cancer target that is highly expressed in many cancers. Our in-house discovery team discovered PSV359, a novel cyclic peptide targeting human FAP-α, via various drug discovery methods. We believe PSV359 is an optimized peptide with potential best-in-class characteristics that has been demonstrated in preclinical models. In March 2024, we released the first-in-human clinical SPECT/CT imaging which suggested favorable tumor targeting and retention by the PSV359 compound while clearing from normal organs rapidly and completely.

In October 2024, we announced first-in-human SPECT/CT images of [203Pb]PSV359 from an independent investigator revealed strong tumor uptake, fast clearance through the renal system, low accumulation in normal organs, and long tumor retention in three patients with FAP-α expressing cancers.

Preclinical results for PSV359 were presented during the Society of Nuclear Medicine and Molecular Imaging 2024 Annual Meeting and the 37th Annual Congress of the European Association of Nuclear Medicine meetings in June and October 2024, respectively. Researchers presented a novel cyclic peptide targeting human FAP-α, which was discovered by us via phage display methods. FAP-α is a protein abundantly expressed in certain cancer cells as well as cancer-associated fibroblasts in tumor lesions and involved in promoting disease progression. The peptide was conjugated to a lead-specific chelator via a molecular linker to form a novel construct, PSV359. The purpose of this study was to evaluate the in vitro and in vivo performance of [203/212Pb]PSV359 in preclinical xenograft models. As depicted below, PSV359 demonstrated superior binding affinity and specificity against human FAP-α (Kd=1.8 nM, Ki=0.4 nM) as compared to other FAP-targeted drugs and remained stable in serum for 96 hours. Overall, strong anti-tumor clinical activity of [212Pb]PSV359 was found in both HT1080-human FAP-α (FAP-α on cancer cells) and U87MG (FAP-α in stromal tissues) xenograft models.

Source: Cagle et al. European Association of Nuclear Medicine 2024, Presentation Number: OP-473.

The FAP-α PSV359 program is a significant addition to our clinical pipeline of targeted alpha therapeutics. We filed an IND application for this asset in December 2024, and we received a “study may proceed” letter (i.e., approval to conduct the trial) from the FDA in the first quarter of 2025. In April 2025, we announced the first patient was treated with [212Pb]PSV359. As of February 28, 2026, two patients had been treated with [212Pb]PSV359 at 2.5 mCi (Cohort 1), and six patients had been treated with [212Pb]PSV359 at 5.0 mCi (Cohort 2), for a total of eight patients. By late 2026, these patients would have had the opportunity for at least 32 weeks of follow up after their initial doses, which is sufficient time to have completed at least one scan after the full course of treatment (up to four doses every eight weeks). Activation activities are underway for additional sites.

Pre-Targeting Theranostic Targeting Platform - The Next Generation of TAT

In January 2024, we entered into an exclusive, worldwide license agreement with Stony Brook University for the global intellectual property rights to its Cuburbit[7]uril-admantane (CB7-Adma) pre-targeting platform and were awarded the Phase 1 tranche of a 2.5-year Fast-Track Small Business Innovation Research grant (Phase 1 $0.4 million; total $2.4 million) from the NIH National Cancer Institute in support of our CB7-Adma host-guest pre-targeting program for the diagnosis and treatment of cancer.

Pre-targeting utilizing the CB7-Adma platform involves two steps. First, an antibody that binds with high specificity to a cancer-specific protein is administered via intravenous injection. This antibody is chemically modified to include the CB7 chemical entity and accumulates over time at the tumor site. Then, a radionuclide held tightly by our proprietary chelator attached to an Adma group is administered. The Adma group binds to the CB7 group that was previously attached to the cancerous cells with specificity, delivering radiation dose selectively to the tumor sites.

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

Manufacturing and Supply

We have developed a proprietary isotope delivery system, colloquially called a “generator,” VMT-α-GEN, to allow for delivery of our preferred therapeutic isotope, 212Pb, for supply to patients. In January 2021, we entered into a 10-year feedstock contract with the National Isotope Development Center (NIDC) of the Department of Energy’s (DOE) Isotope Program. We receive feedstock shipments of Thorium-228 (a precursor to 212Pb) from the NIDC. We also have contracts with various manufacturers to produce certain components of our VMT-α-GEN system. This has allowed us to scale manufacturing of VMT-α-GEN for research purposes that we believe will facilitate our alpha therapy clinical trials. We believe that by controlling our own therapeutic isotope supply, we can solve the many supply chain risks that have slowed alpha-particle therapy clinical adoption to date.

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

For the drug precursors and isotopes that comprise our TAT platform, a variety of clinical phase manufacturers have been engaged and utilized. We procure chelator-modified peptide precursors from peptide manufacturers who are capable of producing clinical phase precursor material. The imaging isotope 203Pb is procured from manufacturers with appropriate radiation handling licensing and shipped to our production sites, such as our facility in Coralville, IA, while 68Ga is produced on site at PET radiopharmacies that have access to this isotope and are capable of producing finished product. The therapeutic isotope 212Pb is supplied via our proprietary 224Ra/212Pb generators, which are manufactured by a CMO. These isotope delivery systems can be shipped globally to enable final finished radiopharmaceutical production for clinical trials. We have received “safe to proceed” designations for three therapeutic IND applications in which our isotope delivery system was presented to the FDA for use in clinical trial manufacturing. Quality and stability testing for all of our precursors is an ongoing process, and we are focused on continuing to enhance the robustness and reliability of our supply chain to date.

In September 2024, we entered into a Master Equipment and Services Agreement (MESA) and statements of work (SOWs) thereunder with Comecer SpA (Comecer), pursuant to which we agreed to purchase from Comecer manufacturing equipment for the production of our radiopharmaceutical products including, but not limited to, isotope processing hot cells and production suites and related equipment (collectively, the Deliverables) and services for installation and validation of the Deliverables at several of our production facilities in the United States. The first set of production equipment is completing Factory Acceptance Testing at Comecer and is on track to ship by mid-2026, supporting the installation of initial production lines at our Illinois facility in 2026.

We are also actively strengthening our current manufacturing capabilities to support the clinical supply of radiopharmaceuticals through the expansion of clinical production lines at our locations in Coralville, IA, and Somerset, NJ. The Coralville facilities comprise approximately 4,000 square feet of wet laboratory facilities and a small, finished product facility equipped with air and temperature handling and monitoring designed to comply with applicable clinical drug regulatory requirements. Additionally, we have built a second production suite that became operational in 2025. We have staff experienced in finished radiopharmaceutical manufacturing and shipping who will not only supply drug product for our near-term activities but will also perform technology transfer to any CMOs where the finished production of radiopharmaceuticals will be accomplished. We have obtained radiation handling licenses to enable us to provide clinical doses for our Phase 1/2 clinical trials. In addition, we are capable of synthesizing peptides, chelators and linkers in our Coralville facilities, and this capability enables us to independently perform research for pipeline development.

In March 2024, we acquired the assets and associated lease of Lantheus’ radiopharmaceutical manufacturing facility in Somerset, NJ. Soon after the acquisition, we began the onboarding and operationalization processes and, in October 2024, we achieved the first shipment and patient dosing from our Somerset facility. With three manufacturing suites that can meet CGMP requirements, the Somerset facility is expected to have the capacity to meet future clinical trial and commercial demands at major cancer treatment centers throughout the Northeastern U.S. An existing production suite in Somerset is being upgraded to support Phase 3 activities, with installation targeted for completion by mid-2026. A fourth production suite has also been installed and completed, and we expect it to be operational in 2026.

Also in 2024, we purchased buildings located in the metropolitan areas of Houston, TX, Chicago, IL, and Los Angeles, CA, which we intend to use for the manufacture of our product candidates upon completion of modifications and installation of equipment. In October 2025, we entered into an agreement with a general contractor to begin building modifications at our facility in the Chicago, IL metropolitan area along with preparations for the eventual installation of some of the Comecer manufacturing equipment and associated clean rooms. While we are currently successfully shipping products long distances and meeting patient demands from both our Coralville, IA, and Somerset, NJ sites, we intend to continue to expand our manufacturing and supply network in the future as we anticipate increasing our clinical trial activities and ultimately pursue commercialization.

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

Commercialization

None of our current product candidates has received the regulatory approvals required to begin commercialization.

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

There are also several companies developing alpha-based radiopharmaceuticals for the treatment of cancer, including Bayer, Novartis, Bristol Myers Squibb (through its acquisition of RayzeBio), Eli Lilly (through its acquisition of POINT Biopharma), Sanofi, Lantheus (through its acquisition of Evergreen), Telix Pharmaceuticals, Actinium Pharmaceuticals, RadioMedix, AdvanCell, Orano Med, Aktis Oncology, AstraZeneca (through its acquisition of Fusion Pharmaceuticals), Convergent Therapeutics, Johnson & Johnson, ARTBIO and Abdera. These companies use various alpha-emitting isotopes such as 223Ra, 225Ac, 212Pb and 211At. Most alpha-based radiopharmaceuticals are in clinical development, with Bayer’s Xofigo® being the only approved alpha particle-based therapy. Xofigo® was approved in 2013 for the treatment of symptomatic bone metastases in people with castration-resistant prostate cancer.

There are also companies with beta-based radiopharmaceuticals, both in development and already approved. There are multiple companies, including Lantheus, Novartis and Q BioMed Inc., with approved beta-based radiopharmaceutical products using isotopes such as 131I, 177Lu, 89Sr and 90Y. Novartis’ Lutathera® and Pluvicto® are prominent beta-based radioligands, and other beta-based radiopharmaceuticals are in various stages of clinical development by companies including Novartis, Curium SAS, Telix Pharmaceuticals, Cellectar Biosciences, ITM, Actinium Pharmaceuticals, Lantheus, Blue Earth Therapeutics and Clarity Pharmaceuticals.

For our product candidate [212Pb]VMT-α-NET, we are aware of several competing therapies targeting neuroendocrine tumors. Novartis’ Lutathera®, which was approved in 2018, uses 177Lu for the treatment of individuals with somatostatin receptor-positive gastroenteropancreatic neuroendocrine tumors. We are aware of the following companies with neuroendocrine tumor, radioligand preclinical and clinical development programs: ITM, Bristol Myers Squibb (through its acquisition of RayzeBio), Eli Lilly (through its acquisition of POINT Biopharma) and Sanofi. We also face potential competition from other treatments targeting neuroendocrine tumors such as Sandostatin® and Afinitor® (Novartis), Somatuline® (Ipsen) and Sutent® (Pfizer). While we believe [212Pb]VMT-α-NET has significant advantages compared to conventional approaches to neuroendocrine tumors, we may still face competition from these more established treatments.

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

We could see a reduction or elimination in our commercial opportunity if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient to administer, are less expensive or with a more favorable label than our drug candidates. Our competitors also may obtain FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. The key competitive factors affecting the success of all our drug candidates, if approved, are likely to be efficacy, safety, convenience, price, availability of the relevant isotope, the effectiveness of imaging diagnostics, the level of generic competition and the availability of reimbursement from government and other third-party payors.

Intellectual Property

Our success depends, in part, on our ability to obtain, maintain and enforce intellectual property protection for our platform technologies, product candidates and other programs and know-how to defend against third-party challenges to our intellectual property rights, to preserve the confidentiality of our know-how and trade secrets and to operate without infringing, misappropriating or otherwise violating the intellectual property rights of others. We seek to protect our proprietary product candidates and other programs and technologies by, among other methods, filing patent applications in the U.S. and in foreign jurisdictions covering our inventions and improvements that are important to the development and future commercialization of our business. We also rely on trade secrets, know-how, ongoing technological innovation and the in-licensing of third-party intellectual property to establish and maintain our proprietary position. We and, in certain cases, our collaborators and licensors, file patent applications directed to our product candidates and other programs and related radiopharmaceutical technologies in an effort to build and preserve intellectual property positions covering the composition, manufacture and use of such candidates and technologies, including their use for the prevention, diagnosis and/or treatment of diseases.

Patent Rights

Patents provide us with the right to exclude others from practicing the inventions claimed therein and, in the U.S., generally permit us, subject to certain statutory exceptions, to prevent others from making, using, selling, offering for sale, or importing products or methods covered by our patents without authorization. Patent rights are territorial in nature and must be obtained, maintained and enforced in each jurisdiction in which protection is sought. To obtain and maintain patent protection, an invention must satisfy applicable legal requirements in the relevant jurisdiction, including novelty, non-obviousness, adequate written description and enablement, and proper inventorship. The scope of protection afforded by a patent is defined by its claims. A third party may infringe a patent by practicing each element of one or more asserted claims without authorization, including through indirect infringement, such as inducement or contributory infringement, where recognized. Patents are granted for limited terms, generally 20 years from the earliest non-provisional filing date to which priority is claimed, subject to potential patent term adjustment to account for certain administrative delays and, in limited circumstances, patent term extension to compensate for a portion of the time required for product development and regulatory review.

From time to time, we may elect to discontinue the prosecution or maintenance of certain patent applications or issued patents within our portfolio based on strategic, commercial, financial or other considerations. In addition, during prosecution, post-grant proceedings or litigation, or in response to evolving business strategies, we may amend, narrow, disclaim or otherwise modify the scope of claims in pending patent applications or issued patents, which could materially affect the scope of protection afforded by such patent applications or patents. Accordingly, there can be no assurance that any claims included in our pending patent applications, whether in-licensed or developed internally, will be allowed in their current form, if at all, or that the scope of any claims in our issued patents, whether in-licensed or developed internally, will be maintained.

Intellectual Property Protection on Selected Assets

As of March 10, 2026, we owned three issued U.S. patents and one issued European patent and had one allowed U.S. patent application, two allowed European patent applications, one allowed Chinese patent application and 55 other pending U.S. and foreign patent applications. Collectively, these patents and patent applications relate to, among other things, radionuclide generation technologies, FAP-α-targeting compounds and their uses, pre-targeting technologies and antibody-conjugated radiopharmaceutical compounds.

As of March 10, 2026, we licensed certain patents and patent applications from academic collaborators, including the University of Iowa and Stony Brook University. The licensed intellectual property portfolio includes 14 issued patents, two allowed patent applications and 31 pending U.S. and foreign patent applications.

The following is the patent status for our selected assets:

•
VMT-α-NET. As of March 10, 2026, we have exclusively in-licensed from the University of Iowa patents and patent applications comprising two issued U.S. patents, three issued foreign patents and seven pending patent applications in seven foreign jurisdictions directed to this asset. Composition of matter patents have been issued in the U.S., China, Australia and Japan, and a method of use patent is issued in the U.S. The issued patents and the pending patent applications, if issued, are currently expected to expire in 2041, subject to any applicable patent term extensions.
•
VMT01. As of March 10, 2026, we have exclusively in-licensed from the University of Iowa patents and patent applications comprising two issued U.S. patents, one issued foreign patent, one allowed foreign patent application, one pending U.S. patent application and one pending foreign patent application directed to this asset. Composition of matter patents directed to this compound have been issued in the U.S. and Australia. The issued patents and pending patent applications, if issued, are currently expected to expire in 2037, subject to any applicable patent term extensions.
•
PSV359. As of March 10, 2026, we owned one issued U.S. patent, one issued foreign patent, three pending U.S. patent applications, five pending Patent Cooperation Treaty patent applications and three pending patent applications in three foreign jurisdictions directed to this asset. Composition of matter patents directed to this compound have been issued in the U.S. and Europe. The issued patents and the pending patent applications, if issued, are currently expected to expire in 2043 and 2044, subject to any applicable patent term adjustments and extensions.
•
VMT-α-GEN. As of March 10, 2026, we owned one issued U.S. patent, one allowed European patent application, two pending U.S. patent applications and seven pending patent applications in seven foreign jurisdictions directed to this 212Pb radionuclide generation technology. The issued U.S. patent and pending patent applications, if issued, are currently expected to expire in 2043.
•
AlphaPRIME™. As of March 10, 2026, the Company owned one issued U.S. patent, one allowed European patent application, one pending U.S. patent application and eight pending patent applications in eight foreign jurisdictions directed to this 212Pb radionuclide generation technology. The issued U.S. patent and pending patent applications, if issued, are currently expected to expire in 2044.

We maintain an active research and development program that may result in the creation of additional intellectual property, and we file patent applications, as appropriate, directed to such additional intellectual property that is developed internally or in collaboration with third parties. Our collaborations are governed by agreements that are intended to protect our intellectual property rights and to define ownership, confidentiality and licensing arrangements. However, such agreements may not adequately protect our intellectual property, and we cannot assure that any patent applications will result in issued patents or that any issued patents will provide meaningful protection or competitive advantage.

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

Equity Financings

2026 Registered Offering

On February 2, 2026, we entered into an underwriting agreement with Piper Sandler & Co. and UBS Securities LLC, as representatives of the underwriters named therein, in connection with our previously announced underwritten offering (2026 Offering) of 39,576,088 shares (2026 Offering Shares) of our Common Stock, and, in lieu of 2026 Offering Shares to certain investors, pre-funded warrants (2026 Pre-funded Warrants) to purchase 6,598,046 shares of Common Stock. The price to the investors for the 2026 Offering Shares was $3.79 per 2026 Offering Share, and the price to the investors for the 2026 Pre-funded Warrants was $3.789 per 2026 Pre-funded Warrant, which represents the per share price for the 2026 Offering Shares less the $0.001 per share exercise price for each such 2026 Pre-funded Warrant. The 2026 Offering closed on February 3, 2026.

Our gross proceeds from the 2026 Offering were approximately $175.0 million, before underwriting discounts and commissions and other offering-related expenses.

The exercise price and the number of shares of Common Stock issuable upon exercise of each 2026 Pre-funded Warrant are subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock as well as upon any distribution of assets, including cash, stock or other property, to our stockholders. The 2026 Pre-funded Warrants will not expire and are exercisable in cash or by means of a cashless exercise. A holder of the 2026 Pre-funded Warrants may not exercise such 2026 Pre-funded Warrants if the aggregate number of shares of Common Stock beneficially owned by such holder, together with its affiliates, would be more than 4.99% or 9.99%, as elected by such holder, of the issued and outstanding shares of Common Stock following such exercise, as such percentage ownership is determined in accordance with the terms of the 2026 Pre-funded Warrants. A holder of the 2026 Pre-funded Warrants may increase or decrease this percentage not in excess of 19.99% by providing at least 61 days’ prior notice to us.

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

Any Common Stock sold under the 2024 ATM Agreement will be issued and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-279692) (the May 2024 Registration Statement), which initially became effective upon filing with the SEC on May 24, 2024, and which was subsequently amended on March 26, 2025 and April 4, 2025, with Post-Effective Amendment #3 being declared effective with the SEC on April 8, 2025. On August 13, 2024, we initially filed a prospectus supplement to the May 2024 Registration Statement with the SEC in connection with the offer and sale of up to $250.0 million of the 2024 ATM Shares pursuant to the 2024 ATM Agreement. We re-filed the ATM prospectus supplement with each of the post-effective amendments to the May 2024 Registration Statement.

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

Our gross proceeds from the Registered Offering were approximately $80.0 million, before underwriting discounts and commissions and other offering-related expenses.

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

The gross proceeds to us from the Public Offering were approximately $69.0 million, before underwriting discounts and commissions and other offering-related expenses.

The Public Offering was made pursuant to our shelf registration statement on Form S-3 (File No. 333-275638), declared effective by the SEC on December 14, 2023, a base prospectus dated December 14, 2023, and the related prospectus supplement dated January 17, 2024.

The Jan. 2024 Pre-funded Warrants were exercisable at any time after the date of issuance. The exercise price and the number of shares of Common Stock issuable upon exercise of each Jan. 2024 Pre-funded Warrant were subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock as well as upon any distribution of assets, including cash, stock or other property, to our stockholders. The Jan. 2024 Pre-funded Warrants did not have an expiration date and were exercisable in cash or by means of a cashless exercise. A holder of Jan. 2024 Pre-funded Warrants could not exercise such Jan. 2024 Pre-funded Warrants if the aggregate number of shares of Common Stock beneficially owned by such holder, together with its affiliates, would have been more than 4.99% of the issued and outstanding shares of Common Stock following such exercise, as such percentage ownership is determined in accordance with the terms of the Jan. 2024 Pre-funded Warrants. A holder of Jan. 2024 Pre-funded Warrants could increase or decrease this percentage not in excess of 19.99% by providing at least 61 days’ prior notice to us. The holder of the Jan. 2024 Pre-funded Warrants exercised all the Jan. 2024 Pre-funded Warrants during the fourth quarter of 2024 by means of the cashless exercise provision and within the other constraints noted above.

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

During the second quarter of 2025, we recognized $0.2 million in royalties received pursuant to the GT Medical APA for the period from April 2024 to April 2025. Additionally, during the second quarter of 2025, we reduced our estimated reserve for environmental waste disposal by $0.3 million based on an estimate received from the hazardous waste disposal vendor.

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

Facilities

Our corporate headquarters are located at 2401 Elliott Avenue, Suite 320, Seattle, WA 98121. In addition, we lease laboratory and office space in Coralville, IA and Somerset, NJ. In December 2022, we completed the purchase of a 20,000 square-foot building in Coralville, IA that has laboratory space.

Our facilities in Coralville, IA include a radiopharmaceutical manufacturing laboratory for radiopharmaceutical production for our clinical trials. Additionally, we have built a second production suite, which became operational in 2025. The wet labs have bench, hood and radiochemistry equipment and a separate cell-culture room for discovery lab pipeline development. In November 2025, we entered into a lease for approximately 5,000 square feet of office space, also in Coralville, IA.

In July 2024, August 2024 and October 2024, we purchased buildings located in the metropolitan areas of Houston, TX, Chicago, IL, and Los Angeles, CA, respectively, which we intend to use for the manufacture of our product candidates upon completion of modifications and installation of equipment. The square footage of these buildings range between 27,375 square feet and 41,588 square feet.

In March 2024 and August 2024, we acquired the sub-lease of a Lantheus radiopharmaceutical manufacturing facility and assumed a lease from Progenics for office space, respectively, both of which are located in Somerset, NJ. With three manufacturing suites that can meet CGMP requirements, the Somerset facility is expected to have the capacity to meet future clinical trial and commercial demands at major cancer treatment centers throughout the Northeastern U.S. An existing production suite in Somerset is being upgraded to support Phase 3 activities, with installation targeted for completion by mid-2026. A fourth production suite has also been installed and completed, and we expect it to be operational in 2026.

In April 2024, we completed the divestiture of the brachytherapy division which included the leased production facility located at the Applied Process Engineering Laboratory in Richland, WA. The facility lease transferred to GT Medical at that time.

We believe that our current facilities and CMO relationships are adequate to meet our existing needs.

Suppliers

We currently obtain nearly all our supply of Thorium-228 (a precursor to 212Pb) from a single supplier, the DOE. The amount of 228Th available to us under our agreement with the DOE was sufficient to support our clinical trials in 2025. In May 2025, we entered into a supply agreement with the DOE under which we will purchase Thorium-228 from the DOE during 2025 and early 2026. The supply agreement includes a “take-or-pay” provision pursuant to which we are committed to purchasing approximately $8.4 million of Thorium-228 during the term of the agreement.

We have identified additional suppliers both domestically and internationally for Thorium-228 who have represented that they are able to meet our quality requirements and purity standards. We are in the process of validating additional suppliers to further support our supply chain.

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

Government Regulation

Our present and future intended activities in the development, manufacture and sale of cancer therapy programs are subject to extensive laws, regulations, regulatory approvals and guidelines. In the United States, we must comply with laws, such as the U.S. Federal Food, Drug and Cosmetic Act (FFDCA), regulations, guidance documents and standards promulgated by the FDA, which govern, among other things, the testing, development, manufacturing, quality control, safety, purity, potency, efficacy, approval, labeling, packaging, storage, record keeping, distribution, marketing, sales, import, export, post-approval monitoring and reporting, advertising and other promotional practices involving pharmaceutical programs. We cannot market a product candidate in the United States until the pharmaceutical program has received FDA approval or licensure.

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
•
Designing and conducting adequate and well-controlled human clinical trials in accordance with applicable FDA regulations and guidance for clinical trials (including human subject protection and IRB requirements) and, where applicable, Good Clinical Practices (GCP) guidelines issued by the International Council for Harmonisation of Technical Requirements for Pharmaceuticals in Human Use, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the drug for each proposed indication;
•
Submission to the FDA of an application for marketing approval that includes substantial evidence of safety and effectiveness from results of clinical trials, as well as the results of preclinical testing, detailed information about the chemistry, manufacturing and controls (CMC), and proposed labeling and packaging for the product candidate;
•
Consideration by an FDA Advisory Committee, if applicable;

•
Satisfactory completion of potential FDA inspections of the preclinical study and clinical trial sites that generated the data in support of the marketing application;
•
Determination by the FDA within 60 days of its receipt of a marketing application to accept and file the application for substantive review;
•
Satisfactory completion of FDA inspections of manufacturing facilities and, as applicable, clinical and nonclinical sites at which the active pharmaceutical ingredient, and finished drug product are produced and tested to assess compliance with CGMP;
•
Payment of applicable user fees;
•
FDA review and approval of the marketing application, including prescribing information, labeling and packaging of the drug program, agreement on post-marketing commitments, if applicable, prior to any commercial marketing or sale of the drug in the United States; and
•
If required, implementation of a Risk Evaluation & Mitigation Strategies (REMS) program, and conduct of any required Phase 4 studies, and compliance with post-approval requirements, including ongoing monitoring and reporting of adverse events related to the product.

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

Clinical trials may involve the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the study sponsor’s control. Clinical trials involving some products for certain diseases may begin with testing in patients with the disease. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research subjects or his or her legal representative provide informed consent. Further, each clinical trial must be reviewed and approved by an independent IRB at, or servicing, each institution at which the clinical trial will be conducted. IRBs are charged with protecting the welfare and rights of study participants and consider such items as whether the risks to individuals participating in clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee.

A sponsor conducting clinical trials outside the United States may conduct such studies under an IND, but is not required to do so; however, the FDA may accept foreign clinical data in support of an application only if the studies meet applicable requirements. Foreign study conducted under an IND must meet the same requirements that apply to studies being conducted in the United States. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of an application if the clinical trial is conducted in compliance with GCP, including review and approval by an independent ethics committee and compliance with informed consent principles, and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary.

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

There are requirements for the registration of ongoing clinical trials of product candidates on public registries and the disclosure of certain clinical trial results and other trial information after completion within timeframes to the NIH for public dissemination on its clinicaltrials.gov website. In addition, sponsors or distributors of investigational products for the diagnosis, monitoring or treatment of one or more serious diseases or conditions must have a publicly available policy on evaluating and responding to requests for expanded access requests.

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, detailed investigational product candidate information is submitted to the FDA in the form of a marketing application to request market approval for the product in specified indications.

Marketing Application. After completing the clinical studies required to support an application, a sponsor seeking approval to market a product candidate in the United States submits to the FDA an NDA (or, for biologics, a Biologics License Application). The NDA is a comprehensive application intended to demonstrate the product candidate’s safety and effectiveness and includes, among other things, preclinical and clinical data, information about the product candidate’s composition, and detailed CMC information, including manufacturing processes, controls and specifications. When an application is submitted, the FDA makes an initial determination as to whether the application is sufficiently complete to be filed for review. If the application is not complete, the FDA may refuse to file the application and request additional information. A refusal to file, which requires resubmission of the application with the requested additional information, delays review of the application.

The FDA reviews the application to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with CGMP. Before approving an application, the FDA may inspect one or more clinical sites (and related records) to assess compliance with applicable clinical trial requirements and the reliability of the data. FDA Advisory Committee meetings may be held for New Chemical Entities, novel indications, or for applications that otherwise present scientific, technical or policy questions on which the agency believes it would benefit from the perspectives of outside experts. An advisory committee meeting includes a panel of independent experts, including clinicians and other scientific experts, who review, evaluate and make a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

Expedited Programs. The FDA maintains certain expedited programs to facilitate the development and review processes for certain qualifying pharmaceutical product candidates, including Fast Track designation, breakthrough therapy designation, priority review designation and accelerated approval pathway. A pharmaceutical product candidate may be granted Fast Track designation if it is intended for the treatment of a serious or life-threatening condition and demonstrates the potential to address unmet medical needs for such condition. With Fast Track designation, the sponsor may be eligible for more frequent opportunities to obtain the FDA’s feedback, and the FDA may review completed sections of the marketing application on a rolling basis, subject to FDA agreement. This rolling review is available if the applicant provides, and the FDA approves, a schedule for the remaining information. Even if a product receives Fast Track designation, the designation can be rescinded and provides no assurance that a product will be reviewed or approved more expeditiously than would otherwise have been the case, or that the product will be approved at all.

The FDA may designate a product candidate as a breakthrough therapy if it finds that the product candidate is intended, alone or in combination with one or more other product candidates or approved products, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. For product candidates with Breakthrough Therapy Designation, more frequent interaction and communication between the FDA and the sponsor can help to identify the most efficient path for clinical development. Product candidates designated as breakthrough therapies by the FDA may also be eligible for priority review. Even if a product receives Breakthrough Therapy Designation, the designation can be rescinded if the FDA determines the program no longer meets the qualifying criteria for breakthrough therapy and provides no assurance that a product will be reviewed or approved more expeditiously than would otherwise have been the case, or that the product will be approved at all.

Accelerated approval under FDA regulations allows a product designed to treat a serious condition and that provides meaningful advantage over available therapy or addresses an unmet medical need to be approved on the basis of either an intermediate clinical endpoint or a surrogate endpoint that is reasonably likely to predict clinical benefit. As a condition of accelerated approval, the FDA will require that a sponsor of a drug product subject to accelerated approval perform an adequate and well-controlled post-marketing clinical trial to confirm clinical benefit. If a sponsor fails to conduct any required post-approval trial with due diligence, the FDA may withdraw the drug from the market. In addition, the FDA may require certain promotional materials to be submitted in advance of dissemination, which could adversely impact the timing of the commercial launch of the product.

The FDA may also grant priority review for an application, which sets a target action date of six months from the date the application is filed for review (approximately eight months from the sponsor’s original submission). Priority review may be granted where a product is intended to treat a serious or life-threatening disease or condition and, if approved, has the potential to provide a safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in safety or efficacy compared to available therapy. If criteria are not met for priority review, the standard FDA review period is 10 months from FDA filing or 12 months from sponsor submission. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval. Priority review may be available also for sponsors with a PRV. FDA awards PRVs to drug sponsors that develop drugs for tropical diseases or rare pediatric diseases or to use as medical countermeasures. The PRV is transferable and may be sold to another drug sponsor.

Orphan Drug Designation. Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug product intended to treat a “rare disease or condition,” which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States, but for which there is no reasonable expectation that the cost of developing and making a drug product available in the United States for this type of disease or condition will be recovered from sales of the product. If orphan drug designation is sought, it must be requested before submission of the applicable marketing application and in any event prior to approval. If the FDA grants orphan drug designation, the common name of the therapeutic agent and its designated orphan use are disclosed publicly by the FDA. Orphan drug designation does not, by itself, convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which the FDA has interpreted to preclude approving for seven years any other sponsor’s application to market the same drug for the same use for which the drug has been granted orphan drug designation, except in limited circumstances (e.g., clinical superiority, consent or inability to assure sufficient supply). Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee.

As in the United States, designation as an orphan drug for the treatment of a specific indication in the European Union, must be made before the application for marketing authorization is made. Orphan drugs in Europe enjoy economic and marketing benefits, including up to 10 years of market exclusivity, subject to certain conditions and potential exceptions.

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

New Legislation. New legislation is passed periodically in Congress, or at the state level, that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. Further, the FDA revises its regulations and guidance in light of new legislation in ways that may affect our business or products. It is impossible to predict whether other changes to legislation, regulation, or guidance will be enacted, or what the impact of such changes, if any, may be.

Other Requirements. Companies that manufacture or distribute drug products pursuant to approved NDAs must meet numerous other regulatory requirements, including adverse event reporting, submission of periodic reports, and record-keeping obligations.

Other Requirements for Radioactive Substances. In the United States, as a manufacturer of pharmaceuticals utilizing radioactive byproduct material, we are subject to extensive regulation by not only federal governmental authorities, such as the FDA and the Federal Aviation Administration (FAA), but also by state and local governmental authorities to ensure such products are safe and effective. The Nuclear Regulatory Commission (NRC) and certain states that are authorized pursuant to Section 274 of the Atomic Energy Act of 1954, as amended, 42 U.S.C. § 2021, to license and regulate the use of radioactive materials within their borders (Agreement States), acting under authority from the NRC, regulate the possession, use and disposal of radioactive byproduct material as well as the manufacture of radioactive sealed sources to ensure compliance with state and federal laws and regulations. Our targeted alpha therapies are subject to these regulations.

In the future, as our product development progresses, we will be required to obtain one or more Radioactive Materials Licenses from the NRC and/or Agreement States and comply with related NRC and Agreement State license conditions and regulations. We will have to comply with NRC and Agreement State regulations applicable to radiopharmaceutical administration and radioactive waste disposal.

Moreover, our use, management and disposal of certain radioactive hazardous substances and wastes are subject to regulation by several federal and state agencies depending on the nature of the substance or waste material. We believe that we are in compliance with all federal and state laws for this purpose.

In the European Union (EU), laws and regulations at EU level and in the EU Member States govern or influence the research, testing, manufacture, safety, labeling, storage, record keeping, approval, distribution, use, reporting, advertising and promotion of radiopharmaceutical products. Furthermore, in the EU, a legal framework is in place to ensure the safety of patients and medical staff working with radiopharmaceutical products. This framework consists of several directives, such as Council Directive 2013/59/Euratom on basic safety standards, which provides requirements related to radiation protection in medicine, particularly regarding the recording of radiation doses, the role of medical physicist and risk assessments, and Council Directive 2011/70/Euratom on the responsible and safe management of spent fuel and radioactive waste.

Compliance with applicable environmental laws and regulations can be expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations. See “Item 1A – Risk Factors – Our business involves environmental risks.”

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we may obtain regulatory approval. The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, which could negatively impact the revenues we are able to generate from the sale of the product in that particular country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates even if our product candidates obtain marketing approval.

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

Medicare is a federal program that is administered by the federal government that covers individuals age 65 and over or that are disabled as well as those with certain health conditions. Medicare Part B generally covers drugs that must be administered by physicians or other healthcare practitioners, among others. Medicare Part B generally pays for such drugs under a payment methodology based on the average sales price of the drugs. Manufacturers of certain drugs payable under Part B are required to report average sales price information to CMS on a quarterly basis. The manufacturer-submitted information may be used by CMS to calculate Medicare payment rates. Manufacturers are obligated to pay refunds to Medicare for such single source drugs reimbursed under Medicare Part B and packaged in single-dose containers or single-use packages, for units of discarded drugs reimbursed by Medicare Part B in excess of 10 percent of total allowed charges under Medicare Part B for that drug. Manufacturers that fail to pay refunds could be subject to civil monetary penalties of 125 percent of the refund amount. Further, the Inflation Reduction Act of 2022 (IRA) establishes a Medicare Part B inflation rebate scheme, under which, generally speaking, manufacturers of Part D rebatable drugs will owe rebates if the average sales price of a Part B drug increases faster than the pace of inflation. Failure to timely pay a Part B inflation rebate is subject to a civil monetary penalty. Manufacturers of radiopharmaceuticals are not required to report average sales price data, but may choose to do so. Payment for radiopharmaceuticals has evolved in recent years and varies by setting of care. In the hospital outpatient department setting, radiopharmaceuticals are reimbursed at average sales price plus six percent, if the manufacturer elects to report average sales price data, in certain circumstances. In the physician office setting, radiopharmaceuticals are paid based on average wholesale price or invoice prices, not average sales price.

The IRA also creates a drug price negotiation program under which the prices for Medicare units of certain high Medicare spend drugs and biologicals without generic or biosimilar competition are capped by reference to, among other things, a specified non-federal average manufacturer price starting in 2026. Failure to comply with requirements under the drug price negotiation program is subject to an excise tax and/or a civil monetary penalty. This or any other legislative change could impact the market conditions for our product candidates.

In addition, in order to be eligible to have its products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by the Department of Veterans Affairs (the VA), Department of Defense (DoD), Public Health Service, and Coast Guard (collectively, the Big Four agencies) and certain federal grantees, a manufacturer also must participate in the VA Federal Supply Schedule (FSS) pricing program, established by Section 603 of the Veterans Health Care Act of 1992 (VHCA). Under this program, the manufacturer is obligated to make its covered drugs (innovator multiple source drugs, single source drugs, and biologics) available for procurement on an FSS contract and charge a price to the Big Four agencies that is no higher than the Federal Ceiling Price (FCP), which is a price calculated pursuant to a statutory formula. The FCP is derived from a calculated price point called the “non-federal average manufacturer price” (Non-FAMP), which we will be required to calculate and report to the VA on a quarterly and annual basis. Moreover, pursuant to Defense Health Agency regulations, manufacturers must provide rebates on utilization of their innovator and single source products that are dispensed to TRICARE beneficiaries by TRICARE network retail pharmacies. The formula for determining the rebate is established in the regulations and is based on the difference between the annual non-federal average manufacturer price and the FCP, each required to be calculated by us under the VHCA. These programs obligate the manufacturer to pay rebates and offer its drugs at certain prices to certain federal purchasers.

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

To the extent we choose to participate in these government healthcare programs, these and other requirements may affect our ability to profitably sell any future products for which we obtain marketing approval. The requirements under the Medicaid Drug Rebate Program, 340B program, FSS and TRICARE programs could reduce the revenue we may generate from any product candidates that are commercialized in the future and could adversely affect our business and operating results.

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
•
the federal Physician Payment Sunshine Act and its implementing regulations, which require manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other advanced practitioners and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
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

Healthcare Reform

The United States government, state legislatures and many foreign jurisdictions have shown significant interest in implementing cost-containment programs or policies to limit the growth of healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, the Patient Protection and Affordable Care Act (ACA) substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical and device industries. The ACA contains provisions that, among other things, may reduce the profitability of drug products, including through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care utilization, and certain annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits.

Other legislative changes since the ACA was enacted include the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reductions. In concert with subsequent legislation, this has resulted in aggregate reductions of Medicare payments to providers of, on average, 2%. Sequestration is currently set at 2%. As long as these cuts remain in effect, they could adversely impact payment for any of our products that are reimbursed under Medicare, once commercialized.

Also, on July 4, 2025, the “One Big Beautiful Bill Act,” or OBBBA, was signed into law. The OBBBA is projected to decrease federal health care spending by approximately $1 trillion by reducing Medicaid spending and enrollment and making changes to federal Medicare spending. The law also made changes to ACA marketplace enrollment that are projected to decrease the number of individuals with marketplace coverage. It is unclear if these changes will impact demand for our products.

Congress and CMS have authority to revise reimbursement rates and to implement coverage restrictions. Cost-reduction initiatives and changes in coverage implemented through legislation or regulation could decrease reimbursement for or utilization of any approved products, which in turn could affect the price we can receive for those products. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payment from commercial payers. At the federal level, for example, the government has shown substantial interest in taking a variety of measures aimed at lowering U.S. prescription drug prices to align with the lowest prices available for the same drugs in comparable developed nations (so called “most favored nation” pricing). At the state level, some legislatures have passed laws that regulate how manufacturers make the 340B Drug Pricing Program ceiling price available on the market. Additionally, individual states have passed legislation and implemented regulations designed to control pharmaceutical pricing, including sometimes establishing Prescription Drug Affordability Boards (or similar entities) to review high-cost drugs and, in some cases, set upper payment limits and implementing marketing cost disclosure and transparency measures.

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

Employees

As of March 12, 2026, we employed 166 individuals, of which 163 were full-time employees and three were part-time employees. Of these 166 employees, 31 have M.D., Ph.D. or PharmD degrees. Our future success will depend, in part, on our ability to attract, retain and motivate highly qualified technical and management personnel. From time to time, we may employ independent consultants or contractors to support our various functional areas.

Corporate Information

Perspective Therapeutics, Inc. (formerly known as Isoray, Inc. and Century Park Pictures Corporation) was incorporated in Minnesota in 1983 and reincorporated to Delaware on December 28, 2018. On February 3, 2023, we completed the merger of Isoray Acquisition Corp., a Delaware corporation and wholly owned subsidiary of ours, with Viewpoint Molecular Targeting, Inc. On February 14, 2023, Isoray, Inc. changed its corporate name to Perspective Therapeutics, Inc., and its stock symbol changed to “CATX” from “ISR” shortly thereafter. On December 7, 2023, we entered into an Asset Purchase Agreement (the GT Medical APA) with Isoray Medical, Inc. (Isoray) and GT Medical Technologies, Inc. (GT Medical). Pursuant to the GT Medical APA, Isoray sold to GT Medical, and GT Medical purchased from Isoray, all of Isoray’s right, title and interest in and to substantially all of the assets of Isoray related to Isoray’s commercial Cesium-131 business including equipment, certain contracts and leases, inventory and intellectual property. On April 12, 2024, we completed the sale of substantially all of the assets of Isoray, our wholly owned subsidiary, to GT Medical.

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

Use of Trademarks

This Annual Report includes trademarks, trade names, and service marks, either federally registered or pending examination with the United States Patent and Trademark Office (USPTO), that we own. Our federally registered trademarks and service marks include (without limitation) PERSPECTIVE THERAPEUTICS® and Viewpoint Molecular Targeting®. Perspective’s trademarks pending examination with the USPTO include AlphaPRIME™ and PSC™. This Annual Report may contain additional trademarks, trade names, and service marks of others, which are, to Perspective’s knowledge, the property of their respective owners. Solely for convenience, trademarks, trade names, and service marks referred to in this Annual Report appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that Perspective will not assert, to the fullest extent under applicable law, its rights or the rights of the applicable licensor to these trademarks, trade names, and service marks. Perspective does not intend its use of other parties’ trademarks, trade names, or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of Perspective by, such other parties.

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

Risks Related to Our Business, Financial Results and Need for Additional Capital

We are a clinical-stage biopharmaceutical company and have a limited operating history upon which to base an investment decision. Since the merger of Isoray and Viewpoint in 2023, we have engaged primarily in research and development activities related to VMT-α-NET, VMT01, PSV359 and our other programs, have not generated any revenue from product sales other than our discontinued brachytherapy business and have incurred significant net losses. We have not received regulatory approval to market any of our current product candidates.

The successful commercialization of any of our product candidates will require us to perform a variety of functions, including:

•
completing preclinical development and clinical trials;
•
obtaining regulatory and marketing approval;
•
manufacturing products in compliance with applicable federal, state and local regulations and maintaining supply and manufacturing relationships with third parties that are both commercially feasible and meet regulatory requirements and our supply needs in sufficient quantities to meet market demand for product candidates, if approved;
•
conducting sales and marketing activities;
•
negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter;
•
obtaining reimbursement or pricing for our product candidates that supports profitability; and
•
managing our spending and cash requirements as our expenses are expected to continue to increase as we continue to invest in the development of our product candidates and other radiopharmaceutical programs, expand our manufacturing capabilities and undertake commercialization activities.

Our operations since the merger of Isoray and Viewpoint in 2023 have been limited to organizing and staffing, acquiring, developing and securing the proprietary rights for, and undertaking preclinical development and clinical trials for VMT-α-NET, VMT01, PSV359 and our other programs. These operations provide a limited basis for our stockholders and prospective investors to assess our ability to complete development of or commercialize VMT-α-NET, VMT01, PSV359 or any of our other programs given the risks and uncertainties frequently encountered in new and rapidly evolving fields and the advisability of investing in our securities.

Even if one or more of our product candidates is approved for marketing, we anticipate incurring significant costs associated with commercialization of such product candidate(s). Portions of our current pipeline of product candidates have been in-licensed from third parties, which makes the commercial sale of such in-licensed products potentially subject to additional royalty and milestone payments to such third parties. We will also have to continue to expand our manufacturing capabilities to support expanded manufacturing, development and potential commercialization of our product candidates. Additionally, if we are not able to gain market acceptance for our product candidates, or if the market is too small or competitive to generate revenue from the sale of any approved products, we may never become profitable.

We will require substantial additional capital to fund our operations. Additional funds may be dilutive to shareholders or impose operational restrictions. Further, if additional capital is not available, we may need to delay, limit or eliminate our research, development and commercialization programs and modify our business strategy. Our principal sources of liquidity are cash, cash equivalents and short-term investments, which were $144.7 million as of December 31, 2025. In February 2026, we announced the closing of an underwritten offering of securities with gross proceeds of $175.0 million before deducting underwriting discounts and commissions and other offering-related expenses. We believe that our cash, cash equivalents and short-term investments as of December 31, 2025, together with the net proceeds from the February 2026 offering, will be sufficient to fund our current clinical milestones and operational investments into late 2027. However, changing circumstances may cause us to consume capital faster than we currently anticipate. Within the next several years, substantial additional funds will be required to continue with the active development of our clinical programs as well as the other preclinical programs and technologies in our pipeline.

In particular, our funding needs may vary depending on a number of factors including:

•
the extent to which we continue the development of our product candidates or form licensing arrangements to advance our product candidates;
•
the expansion of our manufacturing capabilities and the costs and timing associated therewith;
•
our decisions to in-license or acquire additional programs, additional product candidates or technology for development;
•
our ability to attract and retain development or commercialization partners, and their effectiveness in carrying out the development and ultimate commercialization of one or more of our product candidates;
•
whether batches of product candidates that we manufacture fail to meet specifications resulting in clinical trial delays and investigational and remanufacturing costs;
•
the decisions, and the timing of decisions, made by health regulatory agencies regarding our technology, product candidates and other programs;
•
competing programs, product candidates and technological and market developments; and
•
prosecuting and enforcing our patent claims and other intellectual property rights.

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

Debt financing, if available, will result in payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, which are not favorable to us or our existing shareholders. If we raise additional funds through corporate collaborations, partnerships or other strategic transactions, it may be necessary for us to relinquish valuable rights to our product candidates or other programs, our technologies or future revenue streams or to grant licenses or sell assets on terms that may not be favorable to us.

If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will need to curtail and reduce our operations and costs, and modify our business strategy which may require us to, among other things:

•
significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or other programs or one or more of our research and development initiatives;
•
seek collaborators for one or more of our product candidates or other programs or one or more of our research and development initiatives at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available;
•
sell or license on unfavorable terms our rights to one or more of our technologies, product candidates or other programs or research and development initiatives that we otherwise would seek to develop or commercialize ourselves;
•
rely on federal funding opportunities; or
•
cease operations.

We have incurred losses in nearly every year since our inception, and we anticipate that we will not achieve profits for the foreseeable future. To date, we have incurred losses nearly every year since inception through the year ended December 31, 2025 and have not generated any revenues other than from our brachytherapy business, which was divested in April 2024. From inception to December 31, 2025, we have an accumulated deficit of approximately $334.8 million. Investment in drug development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We continue to incur significant research, development and other expenses related to our ongoing operations, including development of our product candidates. We do not expect to achieve profits until such time as product sales, milestone payments and royalty payments, if any, generate sufficient revenues to fund our continuing operations. We cannot predict if we will ever achieve profitability and, if we do, we may not be able to remain consistently profitable or increase our profitability.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will continue to be significant if and as we:

•
continue our research and preclinical and clinical development of our product candidates and other programs;
•
initiate additional preclinical, clinical or other studies or trials for our product candidates and other programs;
•
continue or expand our licensing arrangements with our licensing partners;
•
change or add additional manufacturers or suppliers;
•
seek regulatory approvals for our product candidates that successfully complete clinical trials;
•
establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain regulatory approval;
•
seek to identify and validate additional product candidates;
•
acquire or in-license other product candidates and technologies;
•
maintain, protect and expand our intellectual property portfolio;
•
attract and retain skilled personnel;
•
create additional infrastructure to support our research, product development, manufacturing and planned future commercialization efforts; and
•
experience any delays or encounter issues with any of the above.

The net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparisons of our results of operations may not be a good indication of our future performance.

Risks Related to Our Business and Industry

Our product candidates are in early stages of development and must go through clinical trials, which are very expensive, time consuming and difficult to design and implement. The outcomes of clinical trials are uncertain, and delays in the completion or termination of any clinical trial of our product candidates could harm our business, financial condition and prospects. Our research and development programs are at an early stage of development. We must demonstrate our product candidates’ safety and efficacy in humans through extensive clinical testing, which is expensive and time consuming and requires specialized knowledge and expertise. Clinical trials are also expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time consuming, and the outcome is not certain. We estimate that clinical trials of our product candidates will take multiple years to complete. Failure can occur at any stage of a clinical trial, and we could encounter problems that cause us to abandon or repeat clinical trials.

Clinical trials of our product candidates in the United States must be performed under an Investigational New Drug (IND) application authorized by the United States Food and Drug Administration (FDA). The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the program. Though animal studies remain a common part of nonclinical development, the FDA has recently announced a shift away from animal testing and greater reliance on artificial intelligence (AI)-based computational modeling. In April 2025, the FDA published a roadmap outlining its strategy to reduce animal testing in preclinical safety studies through the use of alternative methodologies, and, in December 2025, issued draft guidance providing streamlined nonclinical safety study recommendations for monospecific monoclonal antibodies, including the potential elimination or reduction of long-term non-human primate toxicology studies. These developments, if finalized, could affect the design and timeline of our nonclinical development programs, and we continue to monitor FDA guidance in this area as it evolves.

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

We currently have three clinical trials in Phase 1/2a for VMT-α-NET, VMT01 and PSV359. All three trials are registered with ClinicalTrials.gov. We have completed dosing our initial cohorts for each of these trials and are currently enrolling patients in additional cohorts. VMT-α-NET and VMT01 have also received Fast Track designation, which allows for rapid communication with the FDA on clinical trial development plans and findings. The approved Phase 1/2a trial for VMT-α-NET is entitled “A Phase 1/2a First-in-Human Study of [212Pb]VMT-α-NET Targeted Alpha-Particle Therapy for Advanced SSTR2 Positive Neuroendocrine Tumors.” The approved Phase 1/2a trial for VMT01 is entitled “A Phase 1/2a, First-In-Human, Multi-Center Dose Escalation and Dose Expansion Study of [203/212Pb]VMT01 Receptor-Targeted, Image Guided Alpha-Particle Therapy in Patients with Previously Treated Unresectable or Metastatic Melanoma.” The approved Phase 1/2a study for PSV359 is entitled “A Phase I/IIa Image-Guided, Alpha-Particle Therapy Study of [203Pb]Pb-PSV359 and [212Pb]Pb-PSV359 in Patients with Solid Tumors that are Known to be Fibroblast Activation Protein (FAP)-Positive.” All three trials are multi-center.

As with most pharmaceutical products, use of our product candidates could be associated with side effects or adverse events, which can vary in severity and frequency. Side effects or adverse events associated with the use of our product candidates may be observed at any time, including in clinical trials or when a product is commercialized. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other foreign authorities. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects, toxicity or other safety issues, and could require us to perform additional studies or halt development or sale of these product candidates or expose us to product liability lawsuits that will harm our business. In such an event, we may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our product candidates that we have not planned or anticipated, or our studies could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny or withdraw approval of our product candidates for any or all targeted indications. There can be no assurance that we will resolve any issues related to any product-related adverse events to the satisfaction of the FDA or any other regulatory agency in a timely manner, if ever, which could harm our business, prospects and financial condition.

We rely on single vendors to provide supplies and services used in the development and production of our alpha-particle therapies. We obtain nearly all our supply of Thorium-228 (a precursor to 212Pb) from a single supplier, the U.S. Department of Energy (DOE). In January 2021, we entered into a 10-year contract with the DOE for the purchase of Thorium-228. In May 2025, we entered into a supply agreement with the DOE under which we will purchase Thorium-228 from the DOE during 2025 and early 2026. The supply agreement includes a “take-or-pay” provision pursuant to which we are committed to purchasing approximately $8.4 million of Thorium-228 during the term of the agreement. From time to time, we may enter into additional supply agreements with the DOE for the purchase of Thorium-228. Additionally, we currently utilize one vendor for the manufacture of resin chromatography columns that are used in our 212Pb generators. We also rely on a single vendor to assemble and load isotopes into the generators that are used to extract 212Pb for use in the doses for our clinical trials. Reliance on any single supplier or vendor increases the risks associated with obtaining raw materials and necessary services. Should the agreement with the DOE be cancelled or terminated for any reason, we may be unable to obtain an alternative supply of Thorium-228 at a comparable cost, which may have a material adverse impact on our ability to further develop or produce our alpha-particle therapies. Should the agreement with the vendor that manufactures resin chromatography columns that are used in our generators or the agreement with the vendor that assembles and loads isotopes in our generators be cancelled or terminated for any reason, or should either such vendor fail to perform adequately under its agreement with us, our ability to produce doses for our clinical trials may be materially delayed or impaired.

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
•
the size of the patient population;
•
the suitability and location of clinical trial sites;
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

Our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates. This competition will reduce the number and types of patients and qualified clinical investigators available to us because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors, or clinical trial sites may not allow us to conduct our clinical trial at such site if competing trials are already being conducted there. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial sites. We may also encounter difficulties finding suitable clinical trial sites at which to conduct our trials.

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our planned clinical trials, which could prevent completion of these clinical trials and adversely affect our ability to advance the development of our product candidates and may result in additional net losses.

Because the results of preclinical studies and early clinical trials are not necessarily predictive of future results, any product candidate we advance into clinical trials may not have favorable results in later clinical trials, if any, or receive regulatory approval. Pharmaceutical development has inherent risk. We will be required to demonstrate through well-controlled clinical trials that our product candidates are effective with a favorable benefit-risk profile for use in their target indications before we can seek regulatory approvals for their commercial sale. Success in preclinical studies or early clinical trials does not mean that later clinical trials will be successful, as product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing, and clinical data are often susceptible to varying interpretations or analyses. We also may need to conduct additional clinical trials that are not currently anticipated. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results.

We periodically publish or report interim or preliminary data from our ongoing clinical trials including unconfirmed responses as part of our development updates or investor communications. Interim or preliminary data are, by their nature, based on a subset of patient data and may not be indicative of the final results of the trial. As patient enrollment continues and additional data becomes available, one or more clinical outcomes, including response rates, durability of response and safety findings, may change materially, including due to differences in the characteristics of patients included in each data set and read-out. All interim or preliminary data remain subject to audit and verification procedures, and final data may differ materially from previously reported interim results. As a result, interim or preliminary data should be viewed with caution until the final data are available.

Delays in the commencement, execution or completion of our clinical trials could result in increased costs and delay our ability to pursue regulatory approval and commercialization of our product candidates. Although our Phase 1/2a clinical trials are ongoing, the completion of clinical trials can be delayed for a variety of reasons, including:

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
•
obtaining sufficient quantities of investigational product for our product candidates for use in clinical trials;
•
obtaining IRB or ethics committee approval to conduct a clinical trial at a prospective site;
•
identifying, recruiting and enrolling suitable patients to participate in a clinical trial, including delays and/or interruptions resulting from geopolitical actions, disease or public health epidemics, or natural disasters;
•
retaining patients who have initiated a clinical trial but may withdraw due to adverse events from the therapy, insufficient efficacy, fatigue with the clinical trial process or personal issues;
•
changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•
inability to identify and maintain a sufficient number of suitable trial sites;
•
failure of CROs to meet their contractual obligations or deadlines;
•
the need to modify a trial protocol;
•
unforeseen safety issues;
•
emergence of dosing issues;
•
lack of effectiveness data during clinical trials;
•
changes in the standard of care of the indication being studied;
•
reliance on third-party suppliers relating to the clinical trial supply of product candidates and failure by our third-party suppliers to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•
inability to monitor subjects adequately during or after treatment;
•
limitations on our or our CROs’ ability to access and verify clinical trial data captured at clinical trial sites through monitoring and source document verification;
•
changes in governmental regulations or administrative action; and
•
availability of funds.

Any delays in the commencement of our clinical trials will delay our ability to pursue regulatory approval for our product candidates. In addition, many of the factors that cause, or lead to, a delay in the commencement of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate.

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
•
the product candidate may have unforeseen adverse side effects;
•
deficiencies in the trial design necessary to demonstrate efficacy;
•
fatalities or other adverse events arising during a clinical trial due to medical problems that may not be related to clinical trial treatments;
•
the product candidate may not appear to be more effective than current therapies; or
•
the quality or stability of the product candidate may fall below acceptable standards.

If we elect or are forced to suspend or terminate a clinical trial for VMT-α-NET, VMT01, PSV359 or of any other product candidates, the commercial prospects for that product candidate will be harmed and our ability to generate product revenue from that product candidate may be delayed or eliminated. Furthermore, any of these events could prevent us or our partners from achieving or maintaining market acceptance of the affected product candidate and could substantially increase the costs of commercializing our product candidates and impair our ability to generate revenue from the commercialization of these product candidates, either by us or by our collaboration partners.

The approval processes of regulatory authorities are lengthy, time consuming, expensive and inherently unpredictable; if we experience unanticipated delays or are unable to obtain approval for our product candidates from applicable regulatory authorities, we will not be able to market and sell those product candidates in those countries or regions, and our business will be substantially harmed. The time required to obtain approval by the FDA in the United States and by comparable health authorities in foreign markets, including Health Canada’s Therapeutic Products Directorate (Health Canada), the European Medicines Agency (EMA) and the European Commission (EC), is unpredictable but typically takes many years from the initiation of clinical trials and depends upon numerous factors, including the type, complexity and novelty of the programs involved and the discretion of the regulatory authorities. Our ability to obtain marketing approval for our product candidates depends on generating sufficient clinical and nonclinical data, including adequate characterization and control of manufacturing processes and validation activities, that meet applicable regulatory standards. We have not submitted an NDA, a marketing application or a similar filing to obtain regulatory approval for any product candidate in any jurisdiction, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

The FDA, Health Canada, the EMA and, where applicable, the EC, can delay, limit or deny approval of VMT-α-NET, VMT01, PSV359 and our other product candidates for many reasons, including any one or more of the following:

•
the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•
we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;
•
the results of clinical trials may not demonstrate statistically robust and/or clinically meaningful results sufficient to support approval;
•
we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•
the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•
the data collected from clinical trials of our product candidates may not be sufficient to support an NDA, a marketing application or any other submission to obtain regulatory approval in the United States or elsewhere;
•
the FDA or comparable foreign regulatory authorities may require additional data or impose conditions that differ from prior guidance or interactions;
•
the FDA or comparable foreign regulatory authorities may fail to approve our manufacturing processes or facilities or the manufacturing processes and facilities of third-party manufacturers with which we contract for clinical and commercial supplies;
•
the FDA or comparable foreign regulatory authorities may fail to approve our product candidates;
•
the FDA or comparable regulatory authorities may find that our manufacturing process(es) and or data integrity systems are inadequate during pre-approval inspection and/or routine inspection; and
•
the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

The time and expense of the approval process, as well as the unpredictability of clinical trial results and other contributing factors, may result in our failure to obtain regulatory approval to market, in one or more jurisdictions, VMT-α-NET, VMT01, PSV359 or future product candidates, which would significantly harm our business, results of operations and prospects.

Disruptions at the FDA, including a lapse in appropriations and/or decreased funding for the FDA, could prevent the FDA from performing functions on which our business relies, which could negatively impact our business. The ability of the FDA to review and approve new products or review other regulatory submissions can be affected by a variety of factors, including statutory, regulatory and policy changes; budget and funding levels; workforce reductions; and the FDA’s ability to hire and retain qualified personnel. Such disruptions may increase the time to meet with the FDA, receive FDA feedback, obtain review and/or approve our submissions, conduct inspections, issue regulatory guidance, or take other actions that facilitate the development, approval and marketing of regulated products, which could adversely affect our business. Government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA and related agencies. Budgetary pressures, workforce reductions, or changes in agency priorities may impair, delay or reduce the FDA’s ability to perform its responsibilities. If the FDA experiences a material reduction in its budget or a prolonged government shutdown, the agency’s ability to timely review and process our regulatory submissions, conduct inspections, or take other actions critical to the development or marketing of our product candidates could be significantly impaired, which could have a material adverse effect on our business. We are unable to predict the nature, timing or extent of any such disruptions or their ultimate impact on the FDA’s operations and our programs.

We receive federal funding to conduct certain research on our product candidates and other programs, and recent federal policy changes could disrupt that funding. Our business has relied on grants from agencies such as the National Institutes of Health (NIH) as well as funding provided to academic research institutions and clinical trial sites that conduct studies on our product candidates and other programs. The current presidential administration has proposed and implemented budget cuts to key federal health agencies, including NIH and the FDA, which may reduce the availability of research grants and clinical trial support. Additionally, shifting priorities in federal research funding, such as an increased emphasis on certain therapeutic areas (e.g., chronic conditions versus infectious diseases) or a move toward industry partnerships over direct grant funding, could reduce the likelihood that our research and clinical programs continue to receive government support. If these policy shifts lead to a reduction or elimination of funding for our programs or our clinical trial partners, we may need to seek alternative financing sources, which could be costly or unavailable. Any reduction in federal funding could materially impact our ability to advance our pipeline and bring new therapies to market.

We intend to rely on third-party collaborators to market and sell our programs, and those third-party collaborators may not have the resources to pursue approvals, which in turn could severely limit our potential markets and ability to generate revenue. In order to market and sell our programs in any jurisdiction, we or our third-party collaborators must obtain separate marketing approvals in that jurisdiction and comply with its regulatory requirements. The approval procedure can vary drastically among countries, and each jurisdiction may impose different testing and other requirements to obtain and maintain marketing approval. Further, the time required to obtain those approvals may differ substantially among jurisdictions. Approval by the FDA or an equivalent foreign authority does not ensure approval by regulatory authorities in any other countries or jurisdictions. As a result, the ability to market and sell a product candidate in more than one jurisdiction can involve significant additional time, expense and effort to undertake separate approval processes, and could subject us and our collaborators to the numerous and varying post-approval requirements of each jurisdiction governing commercial sales, manufacturing, pricing and distribution of VMT-α-NET, VMT01, PSV359 and our other product candidates. We or any third parties with whom we may collaborate may not have the resources to pursue those approvals, and we or they may not be able to obtain any approvals that are pursued. The failure to obtain marketing approval for VMT-α-NET, VMT01, PSV359 and our other product candidates in foreign jurisdictions could severely limit our potential markets and our ability to generate revenue.

In addition, even if we were to obtain regulatory approval in one or more jurisdictions, regulatory authorities may approve VMT-α-NET, VMT01, PSV359 and our other product candidates for fewer or more limited indications than we request, may not approve the prices we may propose to charge for our programs, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with labeling that does not include the claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing circumstances could materially harm the commercial prospects for VMT-α-NET, VMT01, PSV359 and our other product candidates.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of the approved labeling, or result in significant negative consequences following marketing approval, if any. Results of current and future clinical trials of VMT-α-NET, VMT01, PSV359 and our other product candidates could reveal a high and/or unacceptable severity and frequency of these adverse effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Further, any observed drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. This, in turn, could prevent us from commercializing the affected product candidate and generating revenues from our sales. We have not yet completed testing of any of our product candidates for the treatment of the indications for which we intend to seek product approval in humans, and we currently do not know the extent of adverse events, if any, that will be observed in patients who receive any of our product candidates. If any of our product candidates cause unacceptable adverse events in clinical trials resulting in a clinical hold, we cannot give any assurance that we will be able to resolve any future clinical holds imposed by the FDA or other regulatory authorities outside of the United States on a timely basis or at all.

Additionally, if VMT-α-NET, VMT01, PSV359 and our other product candidates receive marketing approval, and we or others later identify undesirable side effects caused by our product candidates, a number of potentially significant negative consequences could result, including:

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

If we are unable to execute our sales and marketing strategy for our product candidates, if commercialized, and are unable to gain market acceptance, we may be unable to generate sufficient revenue to sustain our business. We are a clinical-stage biopharmaceutical company and have yet to begin to generate revenue from VMT-α-NET, VMT01, PSV359 and other product candidates. Our product candidates are in an early stage of clinical development, and, if we obtain marketing approval for any of our programs in the future, we anticipate this would not occur for several years, if at all.

Although we believe that VMT-α-NET, VMT01 and PSV359 represent promising commercial opportunities, they may never gain significant market acceptance and therefore may never generate substantial revenue or profits for us. We will need to establish a market for VMT-α-NET, VMT01, PSV359 and our other product candidates and build that market through physician education, awareness programs and the publication of clinical data. Gaining acceptance in medical communities requires, among other things, publication in leading peer-reviewed journals of results from our studies. The process of publication in leading medical journals is subject to a peer review process, and peer reviewers may not consider the results of our studies sufficiently novel or worthy of publication. Failure to have our studies published in peer-reviewed journals could limit the adoption of VMT-α-NET, VMT01, PSV359 or our other product candidates. Our ability to successfully market our product candidates that we may develop will depend on numerous factors, including:

•
the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•
the inability to demonstrate that the clinical and other benefits of a product candidate outweigh any safety or other perceived risks;
•
conducting clinical utility studies of our product candidates to demonstrate economic usefulness to providers and payors;
•
whether our current or future partners support our offerings;
•
the success of the sales force and marketing efforts;
•
whether healthcare providers believe our product candidates provide clinical utility; and
•
whether private health insurers, government health programs and other third-party payors will cover our product candidates.

Because we license technology underlying some of our product candidates from third parties, any dispute with our licensors or non-performance by us or by our licensors may adversely affect our ability to develop and commercialize the applicable product candidates. The intellectual property rights underlying several of our product candidates were licensed from third parties. Under the terms of our license agreements, the licensors generally have the right to terminate such agreements in the event of a material breach by us. Our licenses generally require us to make annual, milestone or other payments prior to commercialization of any program, and our ability to make these payments depends on our ability to generate cash in the future. These agreements generally require us to use diligent and reasonable efforts to develop and commercialize the applicable product candidate.

If there is any conflict, dispute, disagreement or issue of nonperformance between us and our licensing partner regarding our rights or obligations under the license or other agreements, including any conflict, dispute or disagreement arising from our failure to satisfy payment obligations under such agreement or question as to which party owns newly developed product(s), our ability to develop and commercialize the affected product candidate may be adversely affected. Any loss of our rights under our license agreements could delay or completely terminate our program development efforts for the affected product candidate, and we may not obtain the revenues anticipated.

We may form or seek strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such alliances or licensing arrangements. From time to time, we may form or seek strategic alliances, create joint ventures or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to VMT-α-NET, VMT01, PSV359 and any future product candidates that we may develop. Any of these relationships may require us to incur nonrecurring and other charges, increase our near and long-term expenditures, or disrupt our management and business. These relationships also may result in a delay in the development of VMT-α-NET, VMT01, PSV359 and our other product candidates if we become dependent upon the other party and such other party does not prioritize the development of our product candidates relative to our other development activities. In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process may be time consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort, and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. If we license programs or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. We cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction. We rely on third parties to manufacture our preclinical and clinical pharmaceutical supplies and expect to continue to rely on third parties relating to the production of commercial supplies of our product candidates, and our dependence on third-party suppliers could adversely impact our business.

We may rely partially on third parties to manufacture our clinical pharmaceutical supplies and could continue to rely on third parties to produce commercial supplies of any approved product candidate, and our dependence on third-party suppliers could adversely impact our business. We may not have the resources or capacity to commercially manufacture any of our proposed programs, if approved, and may be dependent upon third-party manufacturers. Our potential reliance on third-party manufacturers may expose us to risks, such as difficulties in manufacturing or obtaining from third parties sufficient quantities of a product candidate for use in clinical trials or commercial use that meet internal and regulatory standards. Our possible dependence on third parties to manufacture and supply us with materials for clinical trials and any approved products may adversely affect our ability to develop and commercialize our programs on a timely basis or at all.

We may not be successful in managing the build-out of our manufacturing facilities and associated costs or satisfying manufacturing-related regulatory requirements. We have been investing in our manufacturing capabilities and have acquired several manufacturing facilities. In March 2024, we acquired the assets and associated lease of Lantheus Holdings, Inc.’s radiopharmaceutical manufacturing facility in Somerset, NJ. This site has three production suites that Perspective intends to utilize to supply drug product for the northeastern half of the United States. In July 2024, August 2024, and October 2024, we purchased a building in the Houston, TX, metropolitan area for $4.7 million, a building in the Chicago, IL, metropolitan area for $5.0 million, and a building in the Los Angeles, CA, metropolitan area for $11.0 million, respectively, which we intend to use to manufacture our product candidates upon completion of modifications and installation of equipment. The build-out of these facilities and related equipment purchases are complex and specialized and involve substantial capital expenditures, and it could take longer, and cost more, than currently expected. Significant delays and/or cost overruns could result in higher expenditures and could be disruptive to operations, any of which could have a negative impact on our financial conditions or results of operations.

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

We rely on third parties to conduct our clinical trials, and if these third parties do not meet their deadlines or otherwise conduct the trials as required, our clinical development programs could be delayed or unsuccessful, and we may not be able to obtain regulatory approval for or commercialize our product candidates when expected or at all. We do not have the ability to conduct all aspects of our preclinical testing or clinical trials themselves. We use CROs in our clinical trials and expect to rely upon CROs, as well as medical institutions, clinical investigators, and consultants, to help conduct our trials in accordance with our clinical protocols pursuant to contracts with such entities. Our CROs, investigators and other third parties play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials.

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

We may seek orphan drug designation, rare pediatric disease designation, or other FDA designations, but may not receive such designation. Even if the FDA grants the designation, we may not receive orphan drug exclusivity or a priority review voucher if the product candidate does not meet the FDA requirements at the time of approval or licensure. Typically, orphan drug designation is available for products intended to treat a disease or condition that affects fewer than 200,000 individuals in the United States. The sponsor must demonstrate that the product candidate meets the statutory criteria for orphan drug designation, and if a competitor receives orphan drug exclusivity for the same rare disease or condition, this may affect our ability to obtain orphan drug designation and/or exclusivity. We may also pursue rare pediatric disease designation for use of VMT-α-NET for advanced neuroblastoma. A PRV may be granted to a drug indicated for a rare pediatric disease. Under the current statutory framework, as reauthorized by the Consolidated Appropriations Act, 2026 (2026 Act), signed into law on February 3, 2026, the FDA may award a rare pediatric disease priority review voucher upon approval of a qualifying rare pediatric disease product application. The 2026 Act extended the program through September 30, 2029 and eliminated the prior two-part sunset structure, replacing it with a single expiration date after which the FDA may not award any rare pediatric disease PRVs unless the program is again reauthorized by Congress. Unlike the prior framework, the 2026 Act does not impose a separate deadline for obtaining rare pediatric disease designation, providing sponsors with greater flexibility in the timing of their development programs. There can be no assurance that the program will be reauthorized beyond September 30, 2029, and any failure by Congress to reauthorize the program could affect our ability to obtain a voucher in connection with any future approval of a qualifying product candidate.

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

We will face intense competition and may not be able to compete successfully. We operate in highly competitive segments of the biotechnology and biopharmaceutical markets. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. VMT-α-NET, VMT01, PSV359 and our other future product candidates, if successfully developed and approved, will compete with established therapies, as well as new treatments that may be introduced by our competitors. Many of our competitors have significantly greater financial, product development, manufacturing, and marketing resources than us. Large pharmaceutical companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. We also may compete with these organizations to recruit management, scientists, and clinical development personnel. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. New developments, including the development of other biological and pharmaceutical technologies and methods of treating disease, occur in the pharmaceutical and life sciences industries at a rapid pace. Developments by competitors may render our product candidates obsolete or noncompetitive. We will also face competition from these third parties in recruiting and retaining qualified personnel, establishing clinical trial sites and patient registration for clinical trials and in identifying and in-licensing new product candidates.

There are several companies developing alpha-based radiopharmaceuticals for the treatment of cancer, including Bayer, Novartis, Bristol Myers Squibb (through its acquisition of RayzeBio), Eli Lilly (through its acquisition of POINT Biopharma), Sanofi, Lantheus (through its acquisition of Evergreen), Telix Pharmaceuticals, Actinium Pharmaceuticals, RadioMedix, AdvanCell, Orano Med, Aktis Oncology, AstraZeneca (through its acquisition of Fusion Pharmaceuticals), Convergent Therapeutics, Johnson & Johnson, ARTBIO and Abdera. These companies use various alpha-emitting isotopes such as 223Ra, 225Ac, 212Pb and 221At. Most alpha-based radiopharmaceuticals are in clinical development, with Bayer’s Xofigo® being the only approved alpha particle-based therapy. Xofigo® was approved in 2013 for the treatment of symptomatic bone metastases in people with castration-resistant prostate cancer.

There are also companies with beta-based radiopharmaceuticals, both in development and already approved. There are multiple companies, including Lantheus, Novartis and Q BioMed Inc., with approved beta-based radiopharmaceutical products using isotopes such as 131I, 177Lu, 89Sr and 90Y. Novartis’ Lutathera® and Pluvicto® are prominent beta-based radioligands, and other beta-based radiopharmaceuticals are in various stages of clinical development by companies including Novartis, Curium SAS, Telix Pharmaceuticals Limited, Cellectar Biosciences, ITM, Actinium Pharmaceuticals, Lantheus, Blue Earth Therapeutics and Clarity Pharmaceuticals.

For our product candidate [212Pb]VMT-α-NET, we are aware of several competing therapies targeting neuroendocrine tumors. Novartis’ Lutathera®, which was approved in 2018, uses 177Lu for the treatment of individuals with somatostatin receptor-positive gastroenteropancreatic neuroendocrine tumors. We are aware of the following companies with neuroendocrine tumor, radioligand preclinical and clinical development programs: ITM, Bristol Myers Squibb (through its acquisition of RayzeBio), Eli Lilly (through its acquisition of POINT Biopharma) and Sanofi. We also face potential competition from other treatments targeting neuroendocrine tumors such as Sandostatin® and Afinitor® (Novartis), Somatuline® (Ipsen) and Sutent® (Pfizer). While we believe [212Pb]VMT-α-NET has significant advantages compared to conventional approaches to neuroendocrine tumors, we may still face competition from these more established treatments.

We may rely on market exclusivity periods that may not be or remain available to us. We may rely on our ability to obtain and maintain a regulatory period of market exclusivity for any of our product candidates, including VMT-α-NET, PSV359 and VMT01 that are successfully developed and approved for commercialization. The exclusivity period in Europe is currently 10 years from the date of marketing approval by the European Commission (EC). However, in April 2023, the EC published a proposal to reform this system. The EC, European Parliament and Council of the European Union (Council) have negotiated and reached an agreement on December 11, 2025. Under the agreed revision, the regulatory data protection will consist of eight years of data exclusivity, the same as under the current legal framework, and one additional year of market exclusivity. This means a total of 8+1 years of protection, instead of the current 8+2 years. Under the reformed legislation, there will be a possibility to obtain one additional year of exclusivity (8+1+1) under certain circumstances and another year (8+1+1 or 8+1+1+1) for a new indication of significant clinical benefit, with a capped overall regulatory protection of 11 years. Under the proposal, orphan market exclusivity will be reduced from the current 10 years to nine years. Extension by another two years will be possible for “breakthrough orphan medicinal products.” The final text of the reform proposal is expected to be endorsed and published in the first or second quarter of 2026 and, after a transition period, the new legislation is expected to start to apply from mid-2028. Once any regulatory period of exclusivity expires, depending on the status of its patent coverage and the nature of the program, we may not be able to prevent others from marketing products that are biosimilar to or interchangeable with our programs, which would materially adversely affect us.

We must deploy our sales and marketing capabilities to market and distribute and sell our programs if any of our product candidates are approved, and we may not be effective in doing so. We do not currently have the infrastructure for the sales, marketing and distribution of any of our product candidates and will need to hire a sales force and develop infrastructure to perform these functions in order to commercialize any programs that we may successfully develop. This sales function may also be outsourced which could lead to additional costs.

If any product candidate that we successfully develop does not achieve broad market acceptance among physicians, patients, healthcare payors and the medical community, the revenues that we generate from their sales will be limited. Even if VMT-α-NET, VMT01, PSV359 and our other product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors and the medical community. Coverage and reimbursement of our product candidates by third-party payors, including government payors, generally is also necessary for commercial success. The degree of market acceptance of any approved programs will depend on a number of factors, including:

•
the efficacy and safety as demonstrated in clinical trials;
•
the clinical indications for which the program is approved;
•
acceptance by physicians, major operators of hospitals and clinics and patients of the program as a safe and effective treatment;
•
acceptance of the program by the target population;
•
the potential and perceived advantages of product candidates over alternative treatments;
•
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

Coverage and adequate reimbursement may not be available for our product candidates, if commercialized, which could make it difficult for us to sell any future products profitably. Market acceptance and sales of any products that we commercialize will depend in part on the extent to which reimbursement for these products and related treatments will be available from third-party payors, including government health administration authorities and private health insurers. Third-party payors decide which drugs they will pay for and establish reimbursement levels. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for each of our products will be made on a plan-by-plan basis. One payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage, and adequate reimbursement, for the product. Additionally, a third-party payor’s decision to provide coverage for a drug does not imply that an adequate reimbursement rate will be approved. Each plan determines whether or not it will provide coverage for a drug, what amount it will pay the manufacturer for the drug, and on what tier of its formulary the drug will be placed. The position of a drug on a formulary generally determines the copayment that a patient will need to make to obtain the drug and can strongly influence the adoption of a drug by patients and physicians. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

A primary trend in the United States healthcare industry and elsewhere is cost containment. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Inadequate coverage and reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize any product candidates that we develop.

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

Due to the significant resources required for the development of our drug candidates, we must prioritize development of certain drug candidates and/or certain disease indications and may expend our limited resources on candidates or indications that do not yield a successful product and fail to capitalize on drug candidates or indications that may be more profitable or for which there is a greater likelihood of success. We plan to develop a pipeline of drug candidates to treat various tumors and other diseases states where targeted alpha-particle therapy may be effective. Due to the significant resources required for the development of drug candidates, we must focus our attention and resources on specific diseases and/or indications and decide which drug candidates to pursue and the volume of resources to allocate to each. We are currently focusing our resources on the development of our lead product candidates, VMT-α-NET for the treatment of somatostatin receptor type 2 positive neuroendocrine tumors, VMT01 for the treatment of patients with metastatic melanoma where the MC1R protein is expressed on the surface of the tumor and PSV359 for the treatment of multiple solid tumor types where fibroblast activation protein is expressed on tumor cells or tumor stroma.

Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular drug candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. Similarly, any decision to delay, terminate or collaborate with third parties in respect of certain programs or product candidates may subsequently prove to be suboptimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our programs or product candidates or misread trends in the oncology field or biotechnology industry, our business, financial condition and results of operations could be materially adversely affected. As a result, we may fail to capitalize on viable commercial programs or profitable market opportunities, be required to forgo or delay pursuit of opportunities with other product candidates or other diseases and indications that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain development and commercialization rights.

If we fail to attract and retain key management, scientific and clinical development personnel, we may be unable to successfully develop or commercialize our product candidates. We are dependent on our management team, scientific personnel and clinical development personnel, and our success will depend on their continued service, as well as our ability to attract and retain other highly qualified employees, consultants and advisors for our business, including scientific, managerial and technical personnel. There is a shortage of highly qualified personnel in our industry. As a result, the market for the services of qualified personnel is highly competitive. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. The inability to recruit and retain qualified personnel, or the loss of service of any member of our senior management team or key personnel could prevent, impair or delay the implementation of our business plans, the progress of our research, development and commercialization objectives, and could negatively impact our ability to succeed in our product development strategy. We are the beneficiary of a key man insurance policy for our CEO. We do not carry any key man insurance on any other member of our senior management team.

Legal and Regulatory Risks Related to Our Operations

Significant disruptions of information technology systems or cybersecurity incidents could materially adversely affect our business, results of operations and financial condition. We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on both our own information technology systems and infrastructure and the information technology systems and infrastructure of third parties to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. Our internal information technology systems and infrastructure, and those of our current and any future collaborators, contractors and consultants and other third parties on which we rely, are vulnerable to damage from computer viruses, cyber-attacks (including ransomware, malware attacks, unauthorized access attempts, and denial of service and other unintentional intrusions or malicious cyber-attacks), social engineering (including phishing) or other fraudulent schemes, and other cybersecurity incidents, as well as natural disasters, terrorism, war, telecommunication and electrical failures. These threats may arise from persons inside our organization, authorized persons with access to systems inside our organization, those with whom we do business or unauthorized individuals.

The risk of a cybersecurity incident or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments, and cyber-terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that store or facilitate access to confidential information increases the risk of cybersecurity data security incidents, which could impact the confidentiality, integrity and availability of confidential information or other data we maintain or data maintained on our behalf. We have established physical, electronic and organizational measures to safeguard and secure our systems to prevent a data cybersecurity incident, and we rely on commercially available systems, software, tools and monitoring to provide security for our information technology systems and infrastructure and the processing, transmission and storage of digital information. However, there can be no assurance that our efforts to protect data and systems will prevent service interruption or the loss of confidential or other critical information from our or third-party providers’ information technology and infrastructure. The costs and operational consequences to us of maintaining reasonable security measures or of responding to cybersecurity incidents, including disruption, degradation, or manipulation of systems, networks or technology, or implementing remediation measures could be significant. Furthermore, threat actors may use AI tools to automate and enhance cybersecurity attacks against us. We use software and platforms designed to detect such cybersecurity threats, but these threats could become more sophisticated and harder to detect and counteract, which may pose significant risks to our data security and systems. Additionally, while we have implemented security measures that we believe are appropriate and continue to enhance cybersecurity protections, a regulator could deem our security measures not to be appropriate given the lack of prescriptive measures in certain data protection laws. Increased regulation of data collection, use and retention practices, including self-regulation and industry standards, changes in existing laws and regulations, enactment of new laws and regulations, increased enforcement activity, and changes in interpretation of laws, could increase our cost of compliance and operation, limit our ability to grow our business or otherwise harm our business.

To the extent that any disruption or cybersecurity incident results or appears to result in an interruption or loss of or damage to our information technology systems or infrastructure, or inappropriate disclosure of confidential information, we could incur material reputational harm, penalties, regulatory fines or scrutiny, liabilities, legal claims, and/or mandated changes in our business practices. Furthermore, if our information technology systems and infrastructure, or those of third parties on which we rely, suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results, violate our loan covenants, miss reporting deadlines, and the development of our product candidates could be delayed. Additionally, if such interruption or cybersecurity incident were to occur or appear to occur, it could result in a material disruption of our development programs. For example, the loss or alteration of clinical trial data from planned, completed or ongoing clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data and reduce trial participants’ or patients’ trust in us. A significant cybersecurity incident may also deter new clinical trial participants from participating in our trials. Such events could also lead to an interruption in our supply chain for the manufacturing of clinical and commercial drug substance and drug product, as well as related materials, and could significantly impact development and commercialization timelines and capabilities.

In addition, such a cybersecurity incident may require notification to governmental agencies, the media, or individuals pursuant to various federal, state or foreign privacy and security laws, if applicable, including HIPAA, and its implementing rules and regulations, as well as regulations promulgated by the SEC, the Federal Trade Commission (FTC) and state comprehensive privacy and breach notification laws.

While we have purchased cybersecurity insurance, there are no assurances that the coverage would be adequate in relation to any incurred losses. Moreover, as cyber-attacks increase in frequency and magnitude, we may be unable to obtain cybersecurity insurance in amounts and on terms we view as adequate for our operations.

We are subject to a variety of global privacy laws, rules and regulations, and our failure to comply with them could harm our business. We are subject to the General Data Protection Regulation, as well as the UK General Data Protection Regulation (collectively, GDPR), which imposes obligations and restrictions on our ability to collect, analyze, use, store, disclose, transfer or otherwise process personal data, including health data from clinical trial subjects. The GDPR imposes a broad range of obligations and restrictions relating to the processing and protection of personal data, including obligations to having a legal basis for processing personal data (which may result in some instances in obtaining the consent of the individuals to whom the personal data relates), providing detailed information about the processing activities, ensuring adequacy, relevance and necessity of the personal data collected, ensuring that appropriate data retention policies and procedures are implemented, the dealing with restrictions on sharing of personal data with third parties, the transferring of personal data outside of the EU/UK, having contractual arrangements in place where required (such as with clinical trial sites and vendors), having appropriate technical and organizational security measures in place to protect personal data, having policies and procedures in place to identify, investigate, handle, mitigate and report personal data breaches to data protection authorities and/or affected individuals, appointing data protection officers, conducting data protection impact assessments, responding to privacy rights requests and keeping records of processing activities.

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

With regard to transfer of personal data, the GDPR restricts the ability of companies to transfer personal data from the EU to the U.S. and other countries, which may adversely affect the ability of us to transfer personal data or otherwise may cause us to incur significant compliance costs for implementing lawful transfer mechanisms, conducting data transfer impact assessments, and implementing additional measures where necessary to ensure that personal data transferred are adequately protected in a manner essentially equivalent to the requirements of the GDPR. The GDPR provides different transfer mechanisms we can use to lawfully transfer personal data from the EU to countries outside the EU. An example is relying on adequacy decisions of the European Commission, such as the EU-U.S. Data Privacy Framework. In July 2023, the European Commission adopted its adequacy decision for the EU-U.S. Data Privacy Framework. The adequacy decision concludes that the U.S. ensures an adequate level of protection (compared to that of the EU) for personal data transferred from the EU to U.S. companies participating in the EU-U.S. Data Privacy Framework. The adequacy decisions of the European Commission are subject to periodic reviews and may be amended or withdrawn. Another example of a lawful transfer mechanism is using the EU Standard Contractual Clauses as approved by the European Commission in June 2021. In order to use the EU Standard Contractual Clauses mechanism, the exporter and the importer must ensure that the importer may guarantee a level of personal data protection in the importing country that is essentially equivalent to that of the European Economic Area. Compliance with EU data transfer obligations involves conducting transfer impact assessments, which includes documenting detailed analyses of data access and protection laws in the countries in which data importers are located, which can be costly and time consuming. Data importers must also expend resources in analyzing their ability to comply with transfer obligations, including implementing new safeguards and controls to further protect personal data.

Data protection authorities from the different European Member States and the UK may interpret the GDPR and applicable related national laws differently and impose requirements additional to those provided in the GDPR and that sit alongside the GDPR, as set out under applicable local data protection laws. In addition, guidance on implementation and compliance practices may be issued, updated or otherwise revised. Enforcement by European and UK regulators is generally active, and failure to comply with the GDPR or applicable Member State/UK local law may result in fines or other enforcement actions (such as notices requiring compliance within a certain timeframe). Further, the EU regulators or the UK Government may amend/update data protection laws, which may result in changes to our business operations and potentially incur commercial cost.

The GDPR may increase our responsibility and liability in relation to personal data that we process, and we may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws, to protect against cybersecurity incidents or to mitigate issues that result from such incidents. This may be onerous, and if our efforts to comply with the GDPR or other applicable EU laws and regulations are not successful, it could adversely affect our business.

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

Several U.S. states have proposed and passed consumer privacy laws. For example, the California Consumer Privacy Act of 2018 includes certain requirements for processing personal data, including obligations related to transparency and the collection, use, retention and disclosure of personal data, and grants California consumers with certain rights regarding their personal data. In addition, California consumers have the right to bring a private right of action in connection with data security incidents involving certain elements of personal data. Additionally, nearly two dozen other states have enacted similar legislation and/or regulations. Health-specific consumer privacy laws were also enacted in multiple states, including Washington and Nevada. These laws and regulations are constantly evolving and may impose limitations on our business activities. Similarly, there are a number of legislative proposals in the U.S., at both the federal and state level, that could impose new obligations or limitations in areas affecting our business. These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business.

The FTC also sets expectations for taking appropriate steps to keep consumers’ personal information secure and providing a level of security commensurate with promises made to individuals about the security of their personal information (such as in a privacy notice) in a way that may constitute unfair or deceptive acts or practices in violation of Section 5(a) of the Federal Trade Commission Act (FTC Act). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. With respect to privacy, the FTC also sets expectations that companies honor the privacy promises made to individuals about how the company handles consumers’ personal information. Any failure to honor such promises, such as the statements made in a privacy policy or on a website, may also constitute unfair or deceptive acts or practices in violation of the FTC Act. The FTC has the power to enforce promises as it interprets them, and events that we cannot fully control, such as data breaches, may result in FTC enforcement. Enforcement by the FTC under the FTC Act can result in civil penalties or enforcement actions. The FTC also has the power to enforce the Health Breach Notification Rule, which imposes notification obligations on companies for breaches of certain health information contained in personal health records. The FTC has brought enforcement actions under both Section 5 of the FTC Act and the Health Breach Notification Rule.

HIPAA imposes privacy and security obligations on covered entity healthcare providers, health plans and healthcare clearinghouses, as well as their “business associates;” i.e., certain persons or entities that create, receive, maintain or transmit protected health information in connection with providing a specified service or performing a function on behalf of a covered entity. Although we are not directly subject to HIPAA, other than potentially with respect to providing certain employee benefits, we could potentially be subject to criminal penalties if we, our affiliates or our agents knowingly receive individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA and may be subject to other civil and/or criminal penalties if we obtain, use or disclose information in a manner not permitted by other privacy and data security and consumer protection laws.

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

Many of these laws provide for substantial penalties for noncompliance. The shifting regulatory environment, along with the requirement to comply with multiple jurisdictions with different compliance and/or reporting requirements, increases the possibility that a company may inadvertently run afoul of one or more laws.

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

Because of the breadth of these various fraud and abuse laws, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have material adverse effects on our business, financial condition, and operations. In the event governmental authorities conclude that our business practices do not comply with any of the laws described above or the other governmental regulations to which we, our distributors or our customers are subject, the government may impose sanctions under these laws, which are potentially significant and may include civil monetary penalties, damages, restitution, fines, exclusion from Medicare, Medicaid and other government programs, criminal fines and imprisonment, and the curtailment or restructuring of our operations. If we are required to obtain permits or licensure under these laws that we do not already possess, we may become subject to substantial additional regulation or incur significant expense. Any penalties, damages, fines, curtailment or restructuring of our operations would adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully or clearly interpreted by the regulatory authorities or the courts, and their provisions are subject to a variety of interpretations and additional legal or regulatory change. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

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

Healthcare reform measures could hinder our product candidates’ commercial success. In both the United States and certain foreign jurisdictions there have been, and we anticipate there will continue to be, a number of legislative and regulatory changes to the healthcare system that could impact our ability to sell any future products profitably. In the United States, the Affordable Care Act provides for a number of requirements that are applicable to us, including a number of Medicare provisions aimed at improving quality and decreasing costs which may have unintended consequences on patient access to new technologies. The Medicare provisions include ongoing value-based payment programs, funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and adjustments to the annual Medicare payment updates.

Our ability or the ability of our collaborators to commercialize any of our product candidates that we successfully develop may depend, in part, on the extent to which government health administration authorities, private health insurers and other organizations will reimburse consumers for the cost of these programs. These third parties are increasingly challenging both the need for and the price of new drug products. Significant uncertainty exists as to the reimbursement status of newly approved therapeutics. Adequate third-party reimbursement may not be available for our product candidates to enable us or our collaborators to maintain price levels sufficient to realize an appropriate return on our investment in research and product development.

The potential pricing and reimbursement environment for VMT-α-NET, VMT01, PSV359 and our other product candidates and any future programs may change in the future and become more challenging due to, among other reasons, policies advanced by the current or any new presidential administration, federal agencies, healthcare legislation passed by Congress, or fiscal challenges faced by all levels of government health administration authorities. Further, OBBBA is projected to decrease federal health care spending by approximately $1 trillion by reducing Medicaid spending and enrollment and making changes to federal Medicare spending.

In the EU, an important and foreseeable example of reform measures is the forthcoming EU pharmaceutical legislation revision. In April 2023, the European Commission published a proposal to reform the current European pharmaceutical legislative framework. The legislative proposal would change European Union pharmaceutical law with respect to, among other topics, regulatory data exclusivity, orphan market exclusivity, environmental risk assessment, medicines shortages. In December 2025, the European Commission, European Parliament and the Council reached an agreement on pharmaceutical reform. The final text of the reform proposal is expected to be endorsed and published in the first or second quarter of 2026 and, after a transition period, the new legislation is expected to start to apply from mid-2028.

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

We expect that these and other healthcare reform measures in the future may result in more rigorous coverage criteria or lower reimbursement, or in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may hinder us in generating revenue, attaining profitability or commercializing our drugs once marketing approval is obtained.

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

In order to be eligible to have its products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by the Big Four agencies and certain federal grantees, a manufacturer is required to participate in the VA Federal Supply Schedule (FSS) pricing program, established under Section 603 of the Veterans Health Care Act of 1992. Under this program, the manufacturer is obligated to make its covered drugs available for procurement on an FSS contract and charge a price to the Big Four agencies that is no higher than the FCP, which is a price calculated pursuant to a statutory formula. The FCP is derived from a calculated price point called the “non-federal average manufacturer price” (Non FAMP), which the manufacturer calculates and reports to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non FAMP filing can subject a manufacturer to significant penalties for each item of false information. The FSS contract also contains extensive disclosure and certification requirements. If we overcharge the government in connection with the FSS contract, whether due to a misstated FCP or otherwise, we will be required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and any response to government investigation or enforcement action, would be expensive and time consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

In the United States, as a manufacturer of targeted alpha therapy utilizing radioactive by-product material, we are subject to extensive regulation by federal, state and local governmental authorities, such as the FDA and the NRC, to ensure such products are safe and effective. Regulations promulgated by the FDA under the U.S. Food, Drug and Cosmetic Act, govern the design, development, testing, manufacturing, packaging, labeling, distribution, marketing and sale, post-market surveillance, repairs, replacements, and recalls of our product candidates.

The FAA has authority to regulate, through its Office of Hazardous Materials Safety, the offering for shipment of hazardous materials onboard aircraft, including radioactive materials of the type marketed by us. The FAA is also responsible for enforcement of hazardous materials regulations for air transportation promulgated by the United States Pipeline and Hazardous Materials Safety Administration. Because we ship hazardous materials on flights in the U.S., we are subject to these regulations, including periodic audit and, if applicable, enforcement action by the FAA. As they apply to us, the FAA regulations concern the packaging and labeling of hazardous materials. If we fail to comply with these regulations, we could face civil or criminal penalties. The NRC and Agreement States license and regulate the possession, use and disposal of radioactive byproduct material as well as the manufacture of radioactive sealed sources to ensure compliance with state and federal laws and regulations. Our targeted alpha therapy programs are subject to these regulations, and a violation of these regulations could lead to civil enforcement action by the NRC or an Agreement State having jurisdiction, including imposition of civil monetary penalties depending on the significance of the violation.

In addition to FDA-required market approvals for our product candidates, our manufacturing operations are required to comply with the FDA’s CGMP regulations, which address requirements for a company’s quality program such as management responsibility, good manufacturing practices, product and process design controls, and quality controls used in manufacturing. For example, the manufacturing facility we recently acquired in Somerset, NJ, is a CGMP compliant facility, and we utilize the facility to manufacture clinical supply of high quality 212Pb-labeled radiopharmaceuticals to treat target tumors with TAT. We will need to ensure that the facility, including our three CGMP suites, continue to meet the standards necessary to be a CGMP-compliant facility.

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

Our business exposes us to product liability claims. We face an inherent risk of product liability exposure based on our previously marketed products, the use of VMT-α-NET, VMT01, PSV359 and other product candidates in human clinical trials, or, if obtained, following their marketing approval and commercialization. Claims could be brought against us if use or misuse of one of our product candidates causes, or merely appears to have caused, personal injury or death. Although we have and intend to maintain product liability insurance relating to our previously marketed products and clinical trials, our coverage may not be sufficient to cover claims that may be made against us, and we may be unable to maintain such insurance. Any claims against us, regardless of their merit, could severely harm our financial condition, strain our management and other resources or destroy the prospects for commercialization of the program which is the subject of any such claim. We are unable to predict if we will be able to obtain or maintain product liability insurance for any programs that may be approved for marketing. Additionally, we have entered into various agreements under which we are required to indemnify third parties for certain claims relating to the testing and use of our product candidates. These indemnification obligations may require us to pay significant sums of money for claims that are covered by these indemnification obligations.

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

We remain responsible for any radioactive waste produced during our ownership of the facility for our discontinued brachytherapy operations and will incur costs related to the clean up and disposal of hazardous materials, chemicals, and radioactive components of this facility. While management believes it has reserved a sufficient amount of funds for this process, we may need more than the amount of the expense accrual related to this radioactive waste. We may incur substantial costs related to the clean up and disposal of these materials.

In addition, certain environmental laws and regulations impose liability on current or previous owners or operators of real property for the costs of investigation, removal or remediation of releases of hazardous substances or petroleum products at or from those properties. Further, we may be liable if we arrange for the treatment or disposal of hazardous substances, without regard to whether we complied with environmental laws in doing so. Liability for investigative, removal and remedial costs or natural resource damages under certain U.S. federal and state laws are retroactive, strict, and joint and several. In addition to actions for such liability brought by governmental authorities, private parties could bring claims for clean-up costs, personal injury or property damage due to the presence of, or exposure to, hazardous substances. Further, the government could impose liens on, or restrict our operations at, any contaminated properties. The outcome of the foregoing and timing of future cash outflows is difficult to predict, given the uncertainties regarding the extent of any injuries, damages or required clean up, the interpretation of applicable laws and regulations, and alternative clean-up methods.

In April 2023, the European Commission published a proposal to reform the current European pharmaceutical legislative framework. This proposal imposes stricter rules regarding the “Environmental Risk Assessment” that pharmaceutical manufacturers are obliged to perform. Under the current Environmental Risk Assessment guidelines, an Environmental Risk Assessment is required for all new applications for marketing authorization of medicinal products for human use. Under the proposed legislation, there will be more extensive Environmental Risk Requirements, where noncompliance with the Environmental Risk Assessment requirements can result in the withdrawal or refusal of a marketing authorization. In December 2025, the European Commission, European Parliament and the Council reached an agreement on the pharmaceutical reform. The final text of the reform proposal is expected to be endorsed and published in the first or second quarter of 2026 and, after a transition period, the new legislation is expected to start to apply from mid-2028.

Fluctuations in insurance cost and availability could adversely affect our profitability or our risk management profile. We hold a number of insurance policies, including (among others) product liability insurance, directors’ and officers’ liability insurance, cybersecurity insurance and workers’ compensation insurance. If the costs of maintaining adequate insurance coverage increase significantly in the future, our operating results could be materially adversely affected. Likewise, if any of our current insurance coverage should become unavailable to us or become economically impractical, we would be required to operate our business without indemnity from commercial insurance providers. If we operate our business without insurance, we could be responsible for paying claims or judgments against us that would have otherwise been covered by insurance, which could adversely affect our results of operations or financial condition.

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

Risks Related to Intellectual Property Matters

Our success will depend upon intellectual property, proprietary technologies and regulatory market exclusivity periods, and we may be unable to protect our intellectual property. Our success will depend, in significant part, on our ability to obtain, maintain, enforce, and defend patent protection, regulatory exclusivity, and trade secret protection for VMT-α-NET, VMT01, PSV359, our other programs, and our radiopharmaceutical-related technologies, including their formulations, manufacture, and methods of use. If we or our licensors fail to properly prosecute, maintain, enforce, or defend our intellectual property rights, or fail to obtain or maintain applicable regulatory exclusivities for our product candidates and other programs, our ability to develop and commercialize such assets could be adversely affected, and we may be unable to adequately protect our competitive position. Any failure to sufficiently protect the intellectual property relating to our product candidates and other programs or related technologies could have a material adverse effect on our business, financial condition, and results of operations.

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or our licensors will be successful in obtaining, maintaining, enforcing, or defending patent protection for our product candidates and other programs. These risks and uncertainties include the following:

•
patent applications may not result in issued patents;
•
any patents that are issued or in-licensed may be challenged in administrative or judicial proceedings, including opposition, inter partes review, post-grant review, reexamination, or other proceedings, and may be invalidated, narrowed, modified, revoked, circumvented, found unenforceable, or otherwise fail to provide meaningful protection or competitive advantage;
•
our competitors, many of which have substantially greater financial, technical, and other resources than us or our partners and may have made significant investments in competing technologies, may seek to obtain, or may already have obtained, patents or other intellectual property rights that could limit, interfere with, or preclude our ability to develop, manufacture, use, or commercialize our current or future product candidates or other programs;
•
there may be significant pressure on the U.S. government and other governmental authorities to limit the scope or enforceability of patent protection, in the U.S or abroad, for disease diagnoses or treatments that are deemed to address significant public health concerns;
•
patent laws and regulations in jurisdictions outside the U.S. States may provide less protection to patent holders than the laws of the U.S., thereby permitting competitors to develop and commercialize competing products in such jurisdictions;

•
patent laws, regulations, and their interpretation in the U.S. and other jurisdictions are subject to change, which could adversely affect our ability to obtain or enforce patent protection; and
•
we may become involved in litigation or other proceedings to protect or enforce our patents or those of our licensors, which could be costly, time consuming, divert management’s attention, and may not result in favorable outcomes.

In addition to patents and regulatory exclusivity, we and our licensors may also rely on trade secrets and proprietary know-how to protect certain aspects of our technologies, product candidates and other programs. Although we have implemented measures designed to safeguard our trade secrets and confidential information, including entering into confidentiality agreements with third parties, and confidentiality agreements and invention assignment agreements with our employees, consultants, and advisors, these measures may not be effective. Third parties may improperly obtain or disclose our trade secrets or confidential information, or independently develop substantially equivalent proprietary information or knowledge.

In addition, we may become subject to claims that we or our employees, consultants, advisors or independent contractors have inadvertently or otherwise improperly used or disclosed trade secrets or other proprietary information of their former employers or other third parties. Any such claims, regardless of merit, could result in costly litigation, require us to modify our technology or business practices, or otherwise adversely affect our business.

Our ability to compete may be adversely affected if we do not adequately protect our proprietary rights. Our success depends, in part, on obtaining and maintaining proprietary rights to our proprietary technologies, product candidates and other programs for the diagnosis and/or treatment of diseases including cancer, as well as on successfully defending these rights against third-party challenges. We will only be able to protect our drug candidates and their uses from unauthorized use by third parties to the extent that valid and enforceable patents, or effectively protected trade secrets, cover them. Our ability to obtain, maintain, enforce and defend patent protection for our proprietary technologies, product candidates and other programs is uncertain due to a number of factors, including (but not limited to):

•
we may not have been the first to conceive of, reduce to practice or file patent applications covering the inventions claimed in our pending patent applications or issued patents;
•
we may not have been the first to file patent applications for our proprietary technologies, product candidates or other programs or the related compositions or their methods of use;
•
third parties may independently develop identical, similar or alternative technologies, products, compositions or methods of use;
•
the disclosures in our patent applications may not satisfy the statutory requirements for patentability, including novelty, nonobviousness, written description, enablement or adequate support for the claimed subject matter;
•
any or all of our pending patent applications may not result in issued patents;
•
we may not seek or obtain patent protection in jurisdictions that may ultimately represent a significant business opportunity or provide a viable commercial market;
•
any patents issued to us may not provide commercially meaningful protection, may not provide competitive advantages or may be challenged, narrowed, invalidated or rendered unenforceable by third parties;
•
our compositions, manufacturing methods or methods of use may ultimately be determined to be unpatentable;
•
third parties may design around our patent claims to develop competing technologies or products that fall outside the scope of our patents; and
•
third parties may identify prior art or other grounds that could invalidate, limit or otherwise impair our patents.

Even if we have or obtain or in-license patents directed to our product candidates and other programs, related compositions, manufacturing methods or other technologies, we may still be barred from developing, manufacturing, using or commercializing such products or technologies because of the patent rights of others. Third parties may have filed, and in the future may file, patent applications or obtain patents claiming compositions, products, technologies, methods of manufacture or methods of use that are similar or identical to ours. There are numerous issued or pending U.S. and foreign patents relating to technologies, chemical compounds and therapeutic products that may be relevant to our current or future product candidates and other programs. These could materially affect our ability to develop, commercialize or out-license our drug candidates or other programs, if approved. Because patent applications are typically maintained in confidence for a period of time after filing, and because the patent prosecution process can take many years, there may be pending applications unknown to us that may later result in issued patents that our drugs, drug candidates, compositions or technologies may infringe. Such patents may have filing dates earlier than those of patent applications filed by us or our licensors, which could further limit our ability to obtain or maintain patent protection or to commercialize our products.

Obtaining and maintaining a patent portfolio entails significant expense and resources. Part of the expense includes periodic maintenance fees, renewal fees, annuity fees, various other governmental fees on patents and/or applications in multiple jurisdictions over the lifetime of such patents and/or applications, as well as the cost associated with complying with numerous procedural provisions during the patent application process. We may or may not choose to pursue or maintain protection for particular inventions. In addition, there are situations in which failure to make certain payments or noncompliance with certain requirements in the patent process can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If we choose to forgo patent protection or allow a patent application or patent to lapse purposefully or inadvertently, our competitive position and business prospects could suffer.

We may be unable to adequately obtain, protect, enforce or defend our intellectual property rights or to secure and maintain rights to third-party intellectual property necessary for the development and commercialization of our product candidates and other programs. Our ability and the abilities of our collaborators and licensors to obtain and maintain patent and other protection for our program will affect our success. We own, co-own or hold exclusive licenses to patents and patent applications pending in the U.S. and numerous foreign jurisdictions. The patent positions of biopharmaceutical companies are often highly uncertain and involve complex legal and factual questions. Our patents and patent applications may be challenged, opposed, invalidated, narrowed, found unenforceable or otherwise fail to provide adequate protection if subjected to administrative or judicial proceedings. Even if upheld, our patent rights may not provide meaningful competitive advantages and may be circumvented, designed around or infringed by our competitors. In addition, we may not seek or obtain patent protection in all jurisdictions in which protection may be desirable, and we may lack the financial or other resources necessary to enforce our intellectual property rights globally.

Because of the large number of patent filings in the biotechnology field, our competitors may have filed applications or been issued patents and may obtain additional patents and proprietary rights relating to our program or processes competitive with or similar to ours. We cannot be certain that U.S. or foreign patents do not exist or will not be issued that would harm our ability to develop, manufacture or commercialize our product candidates. If such third-party rights are asserted against us, we may be required to obtain licenses, modify our technologies, or cease certain activities, any of which could materially adversely affect our business, financial condition, and results of operations.

Potential patent litigation could be costly and disruptive and may have an adverse effect on our business, financial condition and results of operations. We operate in an industry characterized by extensive intellectual property litigation and administrative proceedings. Potential claims may include challenges to the validity, enforceability, ownership or scope of our patents or other intellectual property rights as well as allegations that our programs, product candidates, technologies or methods of us infringe, misappropriate or otherwise violate patents or other intellectual property rights held by competitors or other third parties. An unfavorable outcome in any such proceeding could result in, among other things, the loss, narrowing, or invalidation of our patent rights; the inability to obtain or maintain regulatory approvals; injunctions preventing the development, manufacture, or commercialization of our product candidates; the need to obtain licenses on unfavorable terms, if at all; or the payment of substantial damages, including treble damages and attorneys’ fees in the event of a finding of willful infringement. Any such outcome could adversely affect our competitive position, business prospects, financial condition, and results of operations.

Our commercial success will depend in part on our ability to develop, manufacture and commercialize our product candidates without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. Intellectual property litigation and other proceedings are inherently complex, costly and time consuming, and their outcomes are difficult to predict. Any pending or future patent litigation or administrative proceeding could result in significant damage awards, including treble damages under certain circumstances, and injunctions or other equitable relief that could delay or prevent the development, manufacture or commercialization of an affected product candidate. In addition, we could be required to obtain licenses from third parties on unfavorable terms, if at all, in order to continue operating our business. At any given time, we may be involved as either a plaintiff or a defendant patent infringement or other intellectual property actions, the outcomes of which may not be known for prolonged periods of time. As a participant in the healthcare and biopharmaceutical industries, we can expect to face claims of patent infringement or other violations of intellectual property rights in the future. Any successful claim of patent or other intellectual property infringement against us could adversely affect our business, results of operations and financial condition.

Our success also depends upon our ability and the ability of any current or future collaborators to develop, manufacture, market and commercialize our product candidates without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. Numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing programs, some of which may be directed at claims that overlap with or are similar to the subject matter of our product candidates, technologies or other intellectual property. Because patent applications can take many years to issue, there may be pending applications, unknown to us, which may later result in issued patents that our product candidates or proprietary technologies may infringe. Similarly, there may be issued patents relevant to our product candidates of which we are not aware. Any such third-party intellectual property rights could require us to obtain licenses on unfavorable terms, modify our technologies or product candidates, or cease certain development or commercialization activities, any of which could adversely affect our business, financial condition, and results of operations.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third party claims that we or any of our licensors, suppliers or collaborators infringe, misappropriate or otherwise violate the third party’s intellectual property rights, we may have to:

•
obtain licenses, which may not be available on commercially reasonable terms, if at all;
•
suspend, delay, abandon or redesign an affected product candidate technology or process to avoid infringement;
•
pay substantial damages, including the possibility of treble damages and attorneys’ fees in the event of a finding of willful infringement;
•
pay ongoing royalties or fees and/or grant cross licenses to our intellectual property on terms that may be unfavorable to us; and/or
•
defend against litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our financial and management resources.

The value of our granted patents and our pending patents is uncertain. Although our management believes that our patents, pending patent applications and anticipated future patent applications that have not yet been filed may have significant value, we cannot be certain that other like-kind processes may not exist or be discovered, that any of these patents is enforceable, or that any of our pending or future patent applications will result in issued patents.

Some of the intellectual property that is important to our business is owned by third parties and licensed to us, and changes in or termination of our rights under these license agreements may adversely impact our business. Termination of these licenses or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms, or could subject us to claims of intellectual property infringement or contract breach in litigation or other administrative proceedings that could result in damage awards against us and injunctions that could prohibit us from selling our products. In addition, some of our licenses from third parties may limit the field in which we can use the licensed technology. In the event a dispute with our licensors were to occur, our licensors may seek to renegotiate the terms of our licenses, increase the royalty rates that we pay to obtain and maintain those licenses, limit the field or scope of the licenses, or terminate the license agreements. In addition, we have limited rights to participate in the prosecution and enforcement of the patents and patent applications that we have licensed. If we fail to meet our obligations under these licenses, or if we have a dispute regarding the terms of the licenses, these third parties could terminate the licenses, which could impede our ability to develop our products and subject us to claims of intellectual property infringement. As a result, we cannot be certain that these patents and applications will be prosecuted and enforced in a manner consistent with our best interests.

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

Risks Related to Ownership of Shares of Common Stock and Public Company Status

The concentration of our common share ownership will likely limit the ability of other shareholders to influence corporate matters. As of March 12, 2026, executive officers, directors, 5% or greater shareholders, and their respective affiliated entities beneficially owned, in the aggregate, approximately 33,621,109 of the shares of our outstanding common stock, par value $0.001 per share (Common Stock). Lantheus Alpha Therapy, LLC, a Delaware limited liability company and wholly owned subsidiary of Lantheus Holdings, Inc. (Lantheus) owned approximately 10.2% of the shares of our outstanding Common Stock as of March 12, 2026.

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

Our stock price has been and may continue to be volatile. The market price of our Common Stock has experienced fluctuations and is likely to fluctuate significantly in the future. For example, during 2025 and through March 12, 2026, the closing price of one share of our Common Stock reached a high of $5.65 and a low of $1.71. There is generally significant volatility in the market prices and limited liquidity of securities of companies which have failed to show profits. Contributing to this volatility are various events that can affect our stock price in a positive or negative manner. These events include, but are not limited to: governmental approvals or refusals to approve drug products; delays in or termination of clinical trials; clinical data readouts from our clinical trials; market acceptance of our product candidates; announcements by competitors of new product candidates or technologies; litigation involving us or our industry; developments or disputes concerning our patents or other proprietary rights; changes in the structure of healthcare payment systems; departures of key personnel; future sales of our securities; fluctuations in our financial results or those of companies that are perceived to be similar to us; investors’ general perception of us; and general economic, industry and market conditions. In addition, the securities of many biotechnology and pharmaceutical companies, including us, have historically been subject to extensive price and volume fluctuations that may affect the market price of their common stock. If any of these events occur, it could cause our stock price to rise or fall. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares.

The price of our Common Stock may be adversely affected by the future issuance and sale of shares of our Common Stock or other equity securities. Sales of a substantial number of shares of our Common Stock or other equity securities, or the perception by the market that those sales could occur, could cause the market price of our Common Stock to decline or could make it more difficult for us to raise funds through the sale of equity in the future. In August 2024, we entered into a Controlled Equity OfferingSM Sales Agreement (2024 ATM Agreement) with Cantor Fitzgerald & Co. and RBC Capital Markets, LLC (each, an ATM Agent, and together, the ATM Agents) pursuant to which we, from time to time, may offer and sell shares (2024 ATM Shares) of our Common Stock, through or to the ATM Agents having an aggregate sales price of up to $250.0 million. As of March 12, 2026, $239,794,281 of Common Stock remains available for issuance under the 2024 ATM Agreement. In addition, in February 2026, we issued 39,576,088 shares of Common Stock, and, in lieu of shares to certain investors, pre-funded warrants to purchase 6,598,046 shares of Common Stock, in each case in connection with an underwritten offering of securities. Future issuances of our Common Stock or our other equity securities could further depress the market for our Common Stock. We expect to continue to incur commercialization, drug development and selling, general and administrative costs, and to satisfy our funding requirements, we may need to sell additional equity securities. The sale or the proposed sale of substantial amounts of our Common Stock or our other equity securities may adversely affect the market price of our Common Stock, and our stock price may decline substantially. Our stockholders may experience substantial dilution and a reduction in the price that they are able to obtain upon sale of their shares. New equity securities issued may have greater rights, preferences or privileges than our existing common stock.

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

Process for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats

We maintain a cybersecurity incident response policy, which includes a set of protocols and procedures that we would follow in the event of a cybersecurity incident. Pursuant to the policy and its escalation protocols, designated personnel are responsible for handling and managing potential cybersecurity incidents.

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

Our managed service provider is a System and Organization Controls (SOC) 2 accredited IT services firm that completes an annual audit, providing evidence of ongoing compliance to obtain the SOC 2 designation. This managed service provider has over a decade of experience delivering services and consulting related to regulatory security requirements. Our managed service provider is responsible for the day-to-day management of our cybersecurity program, including collaborating with management with respect to the prevention, detection, investigation, response to, and recovery from cybersecurity threats and incidents, and is regularly engaged to ensure that our cybersecurity program is designed to function effectively in the face of evolving cybersecurity threats. The managed service provider provides regular briefings to members of our management team on cybersecurity matters, including threats, events and program enhancements.

Board Oversight

The Board of Directors (Board), acting through the Audit Committee of the Board (Audit Committee), has overall responsibility for risk oversight and oversees cybersecurity risk matters. The Audit Committee is responsible for reviewing, discussing with management and overseeing the Company’s data privacy, information technology and security and cybersecurity risk exposures. On a regular basis, the VP of IT reports to the Audit Committee on information technology and cybersecurity matters, including key risks, the potential impact of those exposures on the Company’s business, financial results, operations and reputation, the programs and steps implemented by management to monitor and mitigate exposures, the Company’s information governance and cybersecurity policies and programs, and significant legal and regulatory developments that could materially impact the Company’s cybersecurity risk exposure. The Company’s General Counsel is responsible for promptly apprising the Chair of the Audit Committee (or, if appropriate, the full Audit Committee or the full Board) of cybersecurity incidents for more significant incidents.

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

Although we have experienced attempts for unauthorized access to our information technology systems and data, during the past three years, we are not aware of any material risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected the business strategy, results of operations or financial condition of the Company or are reasonably likely to have such a material effect. While we maintain a comprehensive cybersecurity program, the techniques used to infiltrate information technology systems continue to evolve. Accordingly, we may not be able to timely detect threats or anticipate and implement adequate security measures. For additional information, see “Item 1A—Risk Factors.”

ITEM 2 – PROPERTIES

The Company’s executive offices are located at 2401 Elliott Avenue, Suite 320, Seattle, WA 98121, where it leases approximately 6,400 square feet of office space for approximately $9,125 per month subject to increases as defined in the lease agreement plus the Company’s share of taxes and common area expenses. The lease terminates in October 2028.

In February 2026, the Company renewed a lease for approximately 17,500 square feet of mainly laboratory space through March 2028 for approximately $54,240 per month in Coralville, IA, and in November 2025, the Company entered into a three-year lease agreement for approximately 5,000 square feet of office space, also in Coralville, IA, for approximately $6,400 per month.

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

In 2024, the Company purchased a 27,375 square foot building in the Houston, TX, metropolitan area for $4.7 million, a 41,588 square foot building in the Chicago, IL, metropolitan area for $5.0 million, and a 28,662 square foot building in the Los Angeles, CA, metropolitan area for $11.0 million, all of which the Company intends to use for the manufacture of its program candidates upon completion of modifications and installation of equipment.

In August 2024, the Company assumed a lease from Progenics for office space in Somerset, NJ (Office). The lease terminates in November 2028. The Office lease expense is approximately $14,000 per month for 8,200 square feet. Upon assuming the lease, the Company entered into a license and access agreement with Lantheus, which provides access to both dedicated and shared space of the Office of approximately 1,700 square feet and 1,150 square feet, respectively.

In April 2024, the Company completed the divestiture of the brachytherapy division which included the production facility located at 350 Hills St., Ste. 106, Richland, WA 99352 where it leased approximately 15,300 square feet of office and manufacturing space for approximately $25,900 per month. This lease and associated payment obligations were assigned to GT Medical Technologies, Inc. as part of the divestiture.

In December 2022, the Company completed the purchase of a 20,000 square foot building located in Coralville, IA, that has laboratory space.

In 2017, the Company purchased approximately 4.2 acres of land in Richland, WA, in anticipation of constructing a facility for its discontinued brachytherapy operations. In connection with the divestiture of the brachytherapy operations, the Company disposed of this land in October 2024.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is listed on the NYSE American under the symbol “CATX.” As of March 12, 2026, there were 113,933,436 shares of the Company’s common stock outstanding.

Holders

As of March 12, 2026, there were approximately 62 common stockholders of record. The number of common stockholders was determined from the records of our stock transfer agent and does not reflect persons or entities that hold their shares in nominee or “street” name through various brokerage firms.

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

Recent Sales of Unregistered Securities

Other than as previously disclosed in the Company’s Current Reports on Form 8-K or Quarterly Reports on Form 10-Q filed with the SEC, the Company did not issue any unregistered equity securities during the 12 months ended December 31, 2025.

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

Overview

We are a radiopharmaceutical development company pioneering advanced treatments for cancers throughout the body. We have proprietary technology that utilizes the alpha-emitting isotope Lead-212 (212Pb) to deliver powerful radiation specifically to cancer cells via specialized targeting moieties. We are also developing complementary imaging diagnostics that incorporate the same targeting moieties, which provides the opportunity to personalize treatment and optimize patient outcomes. This theranostic approach enables the ability to see the specific tumor and then treat it to potentially improve efficacy and minimize toxicity.

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

We initially dosed two patients in Cohort 1 (treated at 2.5 mCi per dose) and seven patients in Cohort 2 (treated at 5.0 mCi per dose) of our Phase 1/2a study of [212Pb]VMT-α-NET in patients with unresectable or metastatic SSTR2-expressing NETs, regardless of body weight. Subsequent review for dose-limiting toxicity (DLT) during the safety observation period in the seven patients enrolled in Cohort 2 by the Safety Monitoring Committee (SMC) led the SMC to recommend escalating further in a third cohort and enrolling additional patients at 5.0 mCi to better understand efficacy and safety. During the second quarter of 2025, enrollment for Cohort 2 closed with an additional 39 patients having received at least one treatment, for a total of 46 patients including the seven who were enrolled for DLT observation.

In late June 2025, we announced the opening of Cohort 3 in which patients will receive up to four fixed administered doses of [212Pb]VMT-α-NET at 6.0 mCi every eight weeks if they weigh more than 60 kg (133 lb), or 100μCi/kg of body weight if they weigh less than or equal to 60 kg. Eight Cohort 3 patients then commenced treatment with VMT-α-NET and contributed to the DLT assessment by the SMC. The DLT assessment is now complete, and we are cleared to treat more patients at this dose, with eight additional patients already treated as of February 28, 2026, for a total of 16 patients. By mid-2026, the eight DLT patients would have had the opportunity for at least 32 weeks of follow up since beginning treatment, which is sufficient time to have completed at least one scan following the full course of treatment.

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

During January 2026, updated interim results with a data cut-off date of December 10, 2025, were presented at the 2026 ASCO Gastrointestinal Cancers Symposium (ASCO-GI 2026). The 56 patients in the safety analysis comprised two patients in Cohort 1 (2.5 mCi), 46 patients in Cohort 2 (5.0 mCi) and eight patients in Cohort 3 (6.0 mCi), each of whom had received at least one treatment. There were no DLTs, no treatment-related discontinuations, and no serious renal complications, dysphagia or clinically significant treatment-related myelosuppression reported. Grade 3 or higher treatment-emergent adverse events were reported in 21 patients (37.5%). One of these patients, who was enrolled in Cohort 3, experienced a transient Grade 4 event (lymphocyte count decrease). This event was transient and resolved without medical intervention. The patient continues to receive [212Pb]VMT-α-NET treatment. There were no Grade 5 events. Serious adverse events were reported in five patients, with none deemed related to the study medication.

In October 2025 at ESMO, we reported interim efficacy data for two patients in Cohort 1 and 23 patients in Cohort 2. At ASCO-GI 2026, we presented updated efficacy analysis for the same 25 patients from ESMO with an additional 13 weeks of follow up since the presentation at ESMO. Of the 25 patients, 19 (76%) were without progression and remained alive, including both of the patients in Cohort 1. Nine (39%) patients in Cohort 2 were observed to have response according to investigator-assessed RECIST v1.1. Eight (35%) of those responses were confirmed and previously reported at ESMO; one additional patient experienced an initial response in their most recent tumor assessment after the prior update at ESMO. As the patient remains on the study, the patient is expected to receive a subsequent tumor assessment. Seven patients were observed to have deepening of best response, including one patient with stable disease.

As of February 28, 2026, the first 23 patients in Cohort 2 would have had the opportunity for at least 48 weeks of follow up since beginning treatment, and by mid-2026, we expect all 46 patients in Cohort 2 would have had the opportunity for at least 48 weeks of follow up since beginning treatment.

We believe our clinical data package positions us for meaningful regulatory engagement in 2026 to align on the path forward.

During the dose finding phase of the study, we enrolled primarily NETs patients whose disease originated in the pancreas or the digestive track. We have allowance for enrollment of NETs patients whose disease originated in the lung (of which small cell lung cancer is a subset), and pheochromocytoma/paraganglioma NETs, as well as SSTR2+ meningioma.

VMT01

We are also leveraging our TAT platform with our product candidate, VMT01, which is currently in Phase 1/2a clinical trials. We designed VMT01 to target and deliver 212Pb to tumor sites expressing melanocortin 1 receptor (MC1R), a protein that is overexpressed in melanoma cancers. [212Pb]VMT01 is a TAT in development for second-line or later treatment of patients with progressive MC1R-positive metastatic melanoma.

In preclinical experiments [212Pb]VMT01 demonstrated efficacy via two distinct mechanisms of action: direct cell killing at high radiation doses and through immunostimulatory low-dose induction of immune-mediated cell death. Efficacy was augmented by immune checkpoint inhibitors. In September 2024, we announced that on the basis of these results, the U.S. Food and Drug Administration (FDA) granted Fast Track Designation for the clinical development of [212Pb]VMT01. This study is a multi-center, open-label dose escalation, dose expansion study (clinicaltrials.gov identifier NCT05655312) in patients with histologically confirmed melanoma and MC1R-positive imaging scans. Patients were required to have already received standard of care. Eligible patients may receive up to three treatments with [212Pb]VMT01, eight weeks apart.

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

In October 2024, we announced initial results from the first two dosing cohorts. Three patients were enrolled in Cohort 1 and received 3 mCi of [212Pb]VMT01, while seven patients were enrolled in Cohort 2 and received 5 mCi of [212Pb]VMT01. Patients in each cohort received a median of five prior lines of systematic therapy, including a median of three prior lines of immunotherapy. No DLTs were observed among any patients, and no adverse events (AEs) led to treatment discontinuation. Treatment emergent AEs were mostly grades 1 and 2. None of the four cases of grade 3 treatment emergent AEs were deemed to be treatment related. There were no grade 4 or 5 treatment emergent AEs. No renal toxicities had been reported as of October 11, 2024 (there were no clinically significant changes in blood urea nitrogen or serum creatinine) in spite of dosimetry estimated renal radiation that approached the higher end of conventional dosing.

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

The SMC reviewed these findings and recommended exploring a lower dose level of 1.5 mCi per dose, both as a single agent and in combination with the anti-PD-1 antibody, nivolumab. The SMC’s recommendation would allow for the monotherapy and combination cohorts to proceed concurrently. An amendment to further explore lower dose levels for monotherapy was approved, and Cohort 3 at 1.5 mCi per dose was opened for enrollment. The combination cohort at 1.5 mCi per dose with nivolumab was also opened for enrollment. The first patients in the combination and monotherapy cohorts received their first treatments in March and April 2025, respectively. As of July 31, 2025, a total of five patients had received their initial monotherapy treatments of VMT01 at 1.5 mCi per dose, once every eight weeks for up to three doses. Additionally, two patients had received VMT01 1.5 mCi with nivolumab. Both cohorts are now closed for enrollment.

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

As of February 28, 2026, a total of 10 patients had received VMT01 treatment following the re-opening of the [212Pb]VMT01 3.0 mCi monotherapy cohort and the opening of the cohort in which patients are receiving [212Pb]VMT01 at 3.0 mCi in combination with nivolumab. Six patients had received VMT01 at 3.0 mCi in combination with nivolumab. Four patients had received 3.0 mCi of VMT01 as monotherapy, in addition to the three patients who received this monotherapy dose in late 2023. Both cohorts are now closed for enrollment.

By late 2026, the 10 patients who had received VMT01 3.0 mCi treatment since the initiation or re-opening of these cohorts in September 2025 would have had the opportunity for at least 24 weeks of follow up after their initial doses, which is sufficient time to receive at least one scan after their full treatment (up to three doses every eight weeks).

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

In October 2024, we announced first-in-human SPECT/CT images of [203Pb]PSV359 from an independent investigator revealed strong tumor uptake, fast clearance through the renal system, low accumulation in normal organs and long tumor retention in three patients with FAP-α expressing cancers.

Preclinical results for PSV359 were presented during the Society of Nuclear Medicine and Molecular Imaging 2024 Annual Meeting and the 37th Annual Congress of the European Association of Nuclear Medicine meetings in June and October 2024, respectively. Researchers presented a novel cyclic peptide targeting human FAP-α, which was discovered by us via phage display methods. FAP-α is a protein abundantly expressed in certain cancer cells as well as cancer-associated fibroblasts in tumor lesions and involved in promoting disease progression. The peptide was conjugated to a lead (Pb)-specific chelator via a molecular linker to form a novel construct, PSV359. The purpose of this study was to evaluate the in vitro and in vivo performance of [203/212Pb]PSV359 in preclinical xenograft models. Overall, strong anti-tumor clinical activity of [212Pb]PSV359 was found in both HT1080-human FAP-α (FAP-α on cancer cells) and U87MG (FAP-α in stromal tissues) xenograft models.

We filed an IND application for PSV359 in December 2024, and we received a “study may proceed” letter (i.e., approval to conduct the trial) from the FDA in the first quarter of 2025. In April 2025, we announced the first patient was treated with [212Pb]PSV359. As of February 28, 2026, two patients have been treated with [212Pb]PSV359 at 2.5 mCi (Cohort 1) and six patients have been treated with [212Pb]PSV359 at 5.0 mCi (Cohort 2), for a total of eight patients. By late 2026, these patients would have had the opportunity for at least 32 weeks of follow up after their initial doses, which is sufficient time to have completed at least one scan after the full course of treatment (up to four doses every eight weeks). Activation activities are underway for additional sites.

Other Pipeline Candidates

In January 2024, we entered into an exclusive, worldwide license agreement with Stony Brook University for the global intellectual property rights to the Cuburbit[7]uril-admantane (CB7-Adma) pre-targeting platform. Pre-targeting using the CB7-Adma platform involves two steps. First, an antibody that binds with high specificity to a cancer-specific protein is administered via intravenous injection. This antibody is chemically modified to include the CB7 chemical entity and accumulates over time at the tumor site. Then, a radionuclide held tightly by our proprietary chelator attached to an Adma group is administered. The Adma group binds to the CB7 group that was previously attached to the cancerous cells with specificity, delivering radiation dose selectively to the tumor sites. Central to this innovation is CB7-Adma (host-guest) complex formation, driving the interaction between the antibody and radioligand. The chosen host-guest pair, CB7-Adma, has demonstrated promising in vivo stability, modularity and low immunogenicity. The platform’s potential was validated through in vivo profiling of ligands, employing a CB7-modified carcinoembryonic antigen targeting antibody. The agreement with Stony Brook University will expire on the later of the expiration date of the last to expire licensed patents or 20 years from the date of the first sale of a product utilizing the intellectual property. Preclinical optimization of this platform is underway, and initial targeting antibodies are being identified for further investigation.

Intellectual Property

We continue to strengthen our intellectual property portfolio in support of our platform technologies, product candidates and other programs. Our patent covering our VMT-α-GEN 212Pb-generation technology was issued in the U.S. in March 2026, and the corresponding European patent application has been allowed. Our AlphaPRIME™ 212Pb-generation technology is patented in the U.S., and related patent applications have been allowed in China and Europe. We believe these developments further enhance the geographic scope and depth of protection for our core radiopharmaceutical technologies and manufacturing platforms.

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
•
continue the development of our product candidates and other programs;
•
continue to initiate and progress other supporting studies required for regulatory approval of our product candidates;
•
initiate preclinical studies and clinical trials for any additional indications for our current product candidates and any future product candidates that we may pursue;
•
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

As of December 31, 2025, we had cash, cash equivalents and short-term investments of $144.7 million. In February 2026, we announced the closing of an underwritten offering of securities with gross proceeds of $175.0 million before deducting underwriting discounts and commissions and other offering-related expenses. We believe our cash, cash equivalents and short-term investments as of December 31, 2025, together with the net proceeds from the February 2026 offering, will be sufficient to fund our current clinical milestones and operational investments for at least the next 12 months from the date the consolidated financial statements in this report were issued and into late 2027. Monthly operating expenses are budgeted to increase for research and development and general and administrative expenses as management works to implement its strategy to advance our clinical assets in their clinical trials and to progress our preclinical assets towards clinical trials. Management anticipates a significant increase in expenses, particularly in research and development, as we undertake these activities.

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

In May 2025, we entered into a supply agreement with the U.S. Department of Energy (DOE) under which we will purchase Thorium-228 from the DOE during 2025 and 2026. The supply agreement includes a “take-or-pay” provision pursuant to which we are committed to purchasing approximately $8.4 million of Thorium-228 during the term of the agreement.

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

Facility Acquisitions and Modifications

In 2024, we purchased buildings located in the metropolitan areas of Houston, TX, Chicago, IL, and Los Angeles, CA, which we intend to use for the manufacture of our product candidates upon completion of modifications and installation of equipment.

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

2026 Registered Offering

On February 2, 2026, we entered into an underwriting agreement with Piper Sandler & Co. and UBS Securities LLC, as representatives of the underwriters named therein, in connection with our previously announced underwritten offering (2026 Offering) of 39,576,088 shares (2026 Offering Shares) of our common stock, par value $0.001 per share (Common Stock), and, in lieu of 2026 Offering Shares to certain investors, pre-funded warrants (2026 Pre-funded Warrants) to purchase 6,598,046 shares of Common Stock. The price to the investors for the 2026 Offering Shares was $3.79 per 2026 Offering Share, and the price to the investors for the 2026 Pre-funded Warrants was $3.789 per 2026 Pre-funded Warrant, which represents the per share price for the 2026 Offering Shares less the $0.001 per share exercise price for each such 2026 Pre-funded Warrant. The 2026 Offering closed on February 3, 2026.

Our gross proceeds from the 2026 Offering were approximately $175.0 million, before underwriting discounts and commissions and other offering-related expenses.

The exercise price and the number of shares of Common Stock issuable upon exercise of each 2026 Pre-funded Warrant are subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock as well as upon any distribution of assets, including cash, stock or other property, to our stockholders. The 2026 Pre-funded Warrants will not expire and are exercisable in cash or by means of a cashless exercise. A holder of the 2026 Pre-funded Warrants may not exercise such 2026 Pre-funded Warrants if the aggregate number of shares of Common Stock beneficially owned by such holder, together with its affiliates, would be more than 4.99% or 9.99%, as elected by such holder, of the issued and outstanding shares of Common Stock following such exercise, as such percentage ownership is determined in accordance with the terms of the 2026 Pre-funded Warrants. A holder of the 2026 Pre-funded Warrants may increase or decrease this percentage not in excess of 19.99% by providing at least 61 days’ prior notice to us.

The 2026 Offering was made pursuant to our shelf registration statement on Form S-3 (File No. 333-279692), as amended, which was most recently declared effective on April 8, 2025, a related base prospectus dated April 8, 2025, and a free writing prospectus and prospectus supplement each dated February 2, 2026.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, management evaluates critical accounting estimates and judgments, including those related to accrued liabilities, intangible assets and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Our IPR&D assets represent the estimated fair value of the pipeline of radiotherapy product candidates we acquired from Viewpoint in February 2023. During the fourth quarter of 2025, as part of our annual qualitative analysis, we determined we will no longer pursue further development of an early-stage preclinical asset within our IPR&D portfolio. In connection with and as a result of this assessment, we recorded a $10.0 million noncash impairment loss for the three months ended December 31, 2025. No IPR&D impairment loss was recorded in 2024.

Grant Revenue Recognition

We enter into contracts with governmental agencies for services. These contracts are analyzed to determine if they should be accounted for under a revenue recognition model pursuant to Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, or a grant model pursuant to ASC 958, Not-for-Profit Entities. If accounted for pursuant to a grant model, we must determine if the grant is conditional or unconditional, and if any conditional barriers exist which must be overcome. If unconditional, the grant is recognized as revenue immediately, and if conditional, the grant is recognized as revenue as and when the barriers are overcome. We concluded that payments received under the current grants represent conditional, nonreciprocal contributions, as described in ASC 958, and that the grants are not within the scope of ASC 606, as the organizations providing the grants do not meet the definition of a customer. The significant barrier to the current conditional grants is that the expenses incurred must meet the qualifications as established by the respective governmental agencies, so that the grant revenue is recognized as the qualified expenses are incurred. Expenses for grants are tracked using a project code specific to the grant, and the employees also track hours worked by using the project code. Under ASC 958, grants related to income are presented as part of the consolidated statements of operations, either separately or under a general heading. Both methods are acceptable under ASC 958. We have elected to record grants related to income separately in the Consolidated Statements of Operations and Comprehensive Loss as “grant revenue.” The related expenses are recorded within R&D and general and administrative.

Results of Operations

We previously presented our results in two segments: Drug Operations and Brachytherapy. Due to the sale of our brachytherapy segment to GT Medical in the second quarter of 2024 and the classification of the assets and operations of the brachytherapy segment as discontinued operations in our consolidated financial statements, we have now determined that we operate in only one segment. The following does not include a discussion of the results of our discontinued operations. For additional information regarding our discontinued operations, see Note 4, Discontinued Operations, to the consolidated financial statements in this Form 10-K.

The following table sets forth our results of operations for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	Change

Grant revenue	$884	$1,454	$(570)

Operating expenses:
Research and development expenses	84,215	41,638	42,577
General and administrative expenses	30,233	26,613	3,620
Goodwill impairment	-	24,062	(24,062)
Loss on disposal of property and equipment	-	27	(27)
Total operating expenses	114,448	92,340	22,108

Operating loss	$(113,564)	$(90,886)	$(22,678)

Grant Revenue

Grant revenue for all periods presented relates to our work for the National Institutes of Health. Our alpha-therapy business is in the clinical stage and, therefore, none of our revenues reflect sales of any of our alpha-therapy products, which are still under development.

Operating Expenses

Research and Development

Research and development expenses were $84.2 million for the year ended December 31, 2025, compared to $41.6 million for the year ended December 31, 2024, an increase of $42.6 million. The increase in research and development expenses was primarily related to increased clinical site activities, drug program costs and delivery costs along with higher personnel costs, including share-based compensation. Additionally, we recorded a $10.0 million noncash impairment loss for the three months ended December 31, 2025, after we determined that we will no longer pursue further development of an early-stage preclinical asset within our in-process research and development portfolio.

Management expects personnel costs to continue to increase in the coming years as we expand headcount to support the development of our product candidates, advance additional radiopharmaceutical programs and scale manufacturing capabilities. We are investing in equipment and modifications for the three buildings we acquired in 2024 located in the Houston, TX, Chicago, IL, and Los Angeles, CA, metropolitan areas, which are intended to be used for manufacturing our product candidates upon completion.

We are also actively strengthening our current manufacturing capabilities to support the clinical supply of radiopharmaceuticals through the expansion of clinical production lines at our locations in Coralville, IA, and Somerset, NJ. In Coralville, we built a second production suite that became operational in 2025. The Somerset facility, with its three manufacturing suites that can meet CGMP requirements, is expected to have the capacity to meet future clinical trial and commercial demands at major cancer treatment centers throughout the Northeastern U.S. An existing production suite in Somerset is being upgraded to support Phase 3 activities, with installation targeted for completion by mid-2026. A fourth production suite has also been installed and completed, and we expect it to be operational in 2026.

Management believes that the cost of certain raw materials used in the production of our novel radiopharmaceutical drugs and product candidates may increase in the coming years, including as a result of increased demand for materials required for the production of radiopharmaceuticals. We are also currently evaluating how potential U.S. and international trade policies, including tariffs, might impact our costs for supplies, equipment and materials used in the development and production of our TAT drug product candidates. We currently source much of the raw materials that are used to produce our product candidates in the U.S. Some equipment and other materials that will be used at our manufacturing sites is sourced from outside the U.S. Based on our analysis of recent developments related to U.S. tariffs, we do not expect to experience material incremental tariff-related cost impacts in 2026. We will continue to monitor policy developments related to tariffs and the implementation dates of new tariffs, as well as potential opportunities to source materials and equipment from alternative suppliers, as we continue to evaluate the potential impacts of tariffs.

General and Administrative

General and administrative expenses consist primarily of the costs related to our executive, finance, human resources and information technology functions.

General and administrative expenses were $30.2 million for the year ended December 31, 2025, compared to $26.6 million for the year ended December 31, 2024, an increase of $3.6 million. The increase in general and administrative expenses for the year ended December 31, 2025 was primarily due to increased personnel costs, partially offset by decreased fees for professional services.

Goodwill Impairment

As a result of a decline in our stock price and related market capitalization in November 2024 that continued into December 2024, we performed a quantitative impairment assessment of our goodwill. The goodwill was determined to be fully impaired as of December 31, 2024, and we recorded a goodwill impairment charge of $24.1 million for the year ended December 31, 2024. This impairment charge reduced the balance of goodwill to $0 at December 31, 2024.

Loss on Disposal of Property and Equipment

Loss on disposal of property and equipment for the year ended December 31, 2024, was due to the disposition of approximately 4.2 acres of land in Richland, WA, that had been purchased in 2017 in anticipation of constructing a facility for our discontinued brachytherapy operations. In connection with the divestiture of the brachytherapy operations, we disposed of this land in October 2024. The loss on disposal of property and equipment for the year ended December 31, 2024, was de minimis.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. We have historically financed our operations primarily through selling equity to investors. The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	Change
Net cash used in operating activities	$(82,484)	$(18,294)	$(64,190)
Net cash provided by (used in) investing activities	41,228	(218,931)	260,159
Net cash provided by financing activities	10,305	289,385	(279,080)
Net (decrease) increase in cash and cash equivalents	$(30,951)	$52,160	$(83,111)

Cash Flows from Operating Activities: The increase of $64.2 million in net cash used in operating activities for the year ended December 31, 2025, compared to the same period in 2024, was due to changes of $30.1 million in operating assets and liabilities, an increase of $23.8 million in net loss and a decrease of $10.2 million in noncash activities.

Cash Flows from Investing Activities: The increase of $260.2 million in net cash provided by investing activities for the year ended December 31, 2025, compared to the same period in 2024, was primarily due to an increase of $95.2 million in maturities of short-term investments, a $123.7 million decrease in the purchase of short-term investments and a $41.7 million decrease in additions to property and equipment.

Cash Flows from Financing Activities: Net cash provided by financing activities for the year ended December 31, 2025 was primarily related to proceeds received from the sale of Common Stock pursuant to the 2024 ATM Agreement (defined below). Net cash provided by financing activities of $289.0 million for the year ended December 31, 2024 was primarily related to various capital markets transactions and other agreements we entered into.

For additional information regarding the cash we raised, see Sources of Liquidity below.

Sources of Liquidity

2026 Registered Offering

On February 2, 2026, we entered into an underwriting agreement with Piper Sandler & Co. and UBS Securities LLC, as representatives of the underwriters named therein, in connection with our previously announced underwritten offering (2026 Offering) of 39,576,088 shares (2026 Offering Shares) of our Common Stock, and, in lieu of 2026 Offering Shares to certain investors, pre-funded warrants (2026 Pre-funded Warrants) to purchase 6,598,046 shares of Common Stock. The price to the investors for the 2026 Offering Shares was $3.79 per 2026 Offering Share, and the price to the investors for the 2026 Pre-funded Warrants was $3.789 per 2026 Pre-funded Warrant, which represents the per share price for the 2026 Offering Shares less the $0.001 per share exercise price for each such 2026 Pre-funded Warrant. The 2026 Offering closed on February 3, 2026.

Our gross proceeds from the 2026 Offering were approximately $175.0 million, before underwriting discounts and commissions and other offering-related expenses.

The exercise price and the number of shares of Common Stock issuable upon exercise of each 2026 Pre-funded Warrant are subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock as well as upon any distribution of assets, including cash, stock or other property, to our stockholders. The 2026 Pre-funded Warrants will not expire and are exercisable in cash or by means of a cashless exercise. A holder of the 2026 Pre-funded Warrants may not exercise such 2026 Pre-funded Warrants if the aggregate number of shares of Common Stock beneficially owned by such holder, together with its affiliates, would be more than 4.99% or 9.99%, as elected by such holder, of the issued and outstanding shares of Common Stock following such exercise, as such percentage ownership is determined in accordance with the terms of the 2026 Pre-funded Warrants. A holder of the 2026 Pre-funded Warrants may increase or decrease this percentage not in excess of 19.99% by providing at least 61 days’ prior notice to us.

The 2026 Offering was made pursuant to our shelf registration statement on Form S-3 (File No. 333-279692), as amended, which was most recently declared effective on April 8, 2025, a related base prospectus dated April 8, 2025, and a free writing prospectus and prospectus supplement each dated February 2, 2026.

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

Our gross proceeds from the Registered Offering were approximately $80.0 million, before underwriting discounts and commissions and other offering-related expenses.

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

Lantheus Investment Agreement

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

The gross proceeds to us from the Public Offering were approximately $69.0 million, before underwriting discounts and commissions and other offering-related expenses.

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

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we advance and expand preclinical activities, clinical trials, manufacturing activities and potential commercialization of our product candidates. Our costs are also expected to increase as we:

•
continue the development of our clinical-stage assets, including VMT-α-NET, VMT01 and PSV359;
•
continue the development of our other preclinical programs;
•
continue to initiate and progress other supporting studies required for regulatory approval of our product candidates;
•
initiate preclinical studies and clinical trials for any additional indications for our current product candidates and any future product candidates and other programs that we may pursue;
•
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
•
support the development of marketing and distribution infrastructure to commercialize any future product candidates for which we may obtain marketing approval; and
•
hire additional clinical, medical, development and other personnel.

At December 31, 2025, we had cash, cash equivalents and short-term investments of $144.7 million. In February 2026, we announced the closing of an underwritten offering of securities with gross proceeds of $175.0 million before deducting underwriting discounts and commissions and other offering-related expenses. We believe our cash, cash equivalents and short-term investments as of December 31, 2025, together with the net proceeds from the February 2026 proceeds, will be sufficient to fund our current clinical milestones and operational investments into late 2027. Operating expenses are expected to increase for research and development and general and administrative expenses as we work to implement our strategy to advance our clinical assets in our clinical trials, expand our manufacturing capabilities and progress our preclinical assets towards clinical trials. We anticipate a significant increase in expenses, particularly in research and development, as we undertake these activities.

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

We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect that we will require additional capital to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approvals for our product candidates, we expect to incur commercialization expenses related to program manufacturing, sales, marketing and distribution, depending on where we choose to commercialize or whether we commercialize jointly or on our own.

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
•
the costs, timing and outcome of regulatory review of our product candidates;
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
•
the potential impact of disruptions at the FDA, including due to a lapse in appropriations and/or decreased funding for the FDA, on our business; and
•
our ability to generate cash and successfully obtain additional working capital, to fund our operating, investing and financing activities.

Until such time, if ever, that we can generate program revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, other third-party funding, strategic alliances, licensing arrangements or marketing and distribution arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through other third-party funding, strategic alliances, licensing arrangements, outright sales of product candidates or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we will be required to delay, limit, reduce or terminate our program development or future commercialization efforts or grant rights to develop and market programs or product candidates that we would otherwise prefer to develop and market ourselves.

Capital expenditures

Management regularly reviews our research and development and general and administrative functions to evaluate the most efficient deployment of capital to ensure that the appropriate materials, systems and personnel are available to support clinical trials, preclinical activities and drug product candidate supply.

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

In July 2023, we entered into a lease for office space in Seattle, WA that terminates in October 2028. Upon entering into this lease, we recognized a right-of-use asset and lease liability of approximately $0.8 million on the balance sheet based upon the present value of the future lease payments discounted at an 8% discount rate using the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit discount rate. For additional information related to our leases, see Note 10, Leases in this Form 10-K.

Effective April 2024, we entered into a lease for lab space in Coralville, IA. The lease terminates in March 2028. Upon entering into this lease, we recognized a right-of-use asset and lease liability of approximately $1.1 million on the balance sheet based upon the present value of the future lease payments discounted at an 8% discount rate using the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit discount rate.

We acquired a lease from Progenics, an affiliate of Lantheus, for a production facility in Somerset, NJ, effective in March 2024 (see Note 3, Investments and Agreements, in this Form 10-K). The lease terminates in November 2028. Upon entering into this lease, we recognized a right-of-use asset and lease liability of approximately $0.3 million on the balance sheet based upon the present value of the future lease payments discounted at an 8% discount rate using the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit discount rate.

In August 2024, we assumed a lease from Progenics for office space in Somerset, NJ. The lease terminates in November 2028. Upon entering into this lease, we recognized a right-of-use asset and lease liability of approximately $0.6 million on the balance sheet based upon the present value of the future lease payments discounted at an 8% discount rate using the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit discount rate.

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

In October 2025, we entered into an agreement with a general contractor to begin building modifications at our facility in the Chicago, IL metropolitan area along with preparations for the eventual installation of some of the Comecer manufacturing equipment and associated clean rooms. We currently estimate that the aggregate cost of these modifications will be approximately $27.5 million. However, actual costs may differ.

In November 2025, we entered into a lease for office space in Coralville, IA. The lease terminates in November 2028. Upon entering into this lease, we recognized a right-of-use asset and lease liability of approximately $0.2 million on the balance sheet based upon the present value of the future lease payments discounted at an 8% discount rate using the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit discount rate.

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

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2025. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedures are designed to provide a reasonable level of assurance that the objectives of the system will be met.

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

We have evaluated the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). This evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our principal financial officer, both of whom concluded that our internal control over financial reporting was effective as of December 31, 2025. Our evaluation of the effectiveness of our internal control over financial reporting in future periods may differ due to changing conditions or noncompliance with the policies and procedures we have established.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

Trading Plans

During the three months ended December 31, 2025, none of our directors or executive officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item and not set forth below will be set forth in our definitive proxy statement for our 2026 Annual Meeting of Stockholders (Proxy Statement) to be filed with the U.S. Securities and Exchange Commission (SEC) within 120 days after the end of the fiscal year covered by this Form 10-K and is incorporated into this Form 10-K by reference.

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
3.
Exhibits:

Exhibit #	Description
2.1	Plan of Conversion, incorporated by reference to Appendix A of the Form Def 14A filed on November 9, 2018.
2.2	Agreement and Plan of Merger, dated September 27, 2022, incorporated by reference to Exhibit 2.1 to the Form 8-K filed on September 28, 2022.
2.3	First Amendment to Agreement and Plan of Merger, dated October 21, 2022, incorporated by reference to Exhibit 2.1 of the Form 8-K filed on October 24, 2022.
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

3.3	Amended and Restated Bylaws of Perspective Therapeutics, Inc. as of February 14, 2023, incorporated by reference to Exhibit 3.2 of the Form 8-K filed on February 16, 2023.
4.1	Description of Securities, incorporated by reference to Exhibit 4.1 of the Form 10-K filed on March 26, 2025.
4.2	Form of Pre-Funded Warrant, incorporated by reference to Exhibit 4.1 of the Form 8-K filed on February 3, 2026.
10.1!	Isoray, Inc. 2017 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 of the Form 10-Q filed on August 13, 2024.
10.2!

Form of Isoray, Inc. Stock Option Agreement and Notice of Grant of Stock Option, by and between each grantee thereunder and Isoray, Inc., incorporated by reference to Exhibit 10.1 of the Form 8-K filed on June 30, 2017.

10.3!	Perspective Therapeutics, Inc. Third Amended and Restated 2020 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on August 13, 2024.
10.4!	Form of Perspective Therapeutics, Inc. Stock Option Agreement, incorporated by reference to Exhibit 10.4 of the Form 10-K filed on March 26, 2025.
10.5!	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.6 of the Form 10-K filed on March 28, 2024.
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

10.12

Promissory Note between Viewpoint Molecular Targeting, Inc. and Hills Bank and Trust Company, dated December 29, 2022, incorporated by reference to Exhibit 10.13 of the Form 10-Q filed on May 15, 2023.

10.13*!	Amended and Restated Employment Agreement, dated November 3, 2025, by and between Perspective Therapeutics, Inc. and Johan Spoor.
10.14*!	Amended and Restated Employment Agreement, dated November 3, 2025, by and between Perspective Therapeutics, Inc. and Dr. Markus Puhlmann.
10.15

Executive Employment Agreement, effective as of September 4, 2025, by and between Perspective Therapeutics, Inc. and Joel Sendek, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on November 10, 2025.

10.16	Separation Agreement, effective September 24, 2025, between Perspective Therapeutics, Inc. and Juan Graham, incorporated by reference to Exhibit 10.2 of the Form 10-Q filed on November 10, 2025.
10.17	Registration Rights Agreement, dated January 22, 2024, by and between the Company and Lantheus Alpha Therapy, LLC, incorporated by reference to Exhibit 10.26 of the Form 10-K filed on March 28, 2024.
10.18	Registration Rights Agreement, dated March 6, 2024, incorporated by reference to Exhibit 10.3 of the Form 8-K filed on March 6, 2024.
10.19+#

Investment Agreement, by and between Perspective Therapeutics, Inc. and Lantheus Alpha Therapy, LLC, dated January 8, 2024, incorporated by reference to Exhibit 10.1 of the Form 8-K/A filed on January 17, 2024.

10.20+

Asset Purchase Agreement, by and between Perspective Therapeutics, Inc. and Progenics Pharmaceuticals, Inc., dated January 8, 2024, incorporated by reference to Exhibit 10.2 of the Form 8-K/A filed on January 17, 2024.

10.21+#

Option Agreement, by and between Perspective Therapeutics, Inc. and Lantheus Alpha Therapy, LLC, dated January 8, 2024, incorporated by reference to Exhibit 10.3 of the Form 8-K/A filed on January 17, 2024.

10.22+

Master Equipment and Services Agreement, dated as of September 18, 2024, by and between Perspective Therapeutics, Inc. and Comecer SpA, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on September 20, 2024.

10.23+

Form of Statement of Work Pursuant to Master Equipment and Services Agreement, dated as of September 18, 2024, by and between Perspective Therapeutics, Inc. and Comecer SpA, incorporated by reference to Exhibit 10.2 of the Form 8-K filed on September 20, 2024.

10.24

Controlled Equity OfferingSM Sales Agreement, dated as of August 13, 2024, by and among Perspective Therapeutics, Inc., Cantor Fitzgerald & Co. and RBC Capital Markets, LLC, incorporated by reference to Exhibit 1.1 of the Form 8-K filed on August 13, 2024.

19.1	Insider Trading Policy, incorporated by reference to Exhibit 19.1 of the Form 10-K filed on March 26, 2025.
21.1*	Subsidiaries of the Company.
23.1*	Consent of WithumSmith+Brown, PC.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97!	Incentive Compensation Recovery Policy, incorporated by reference to Exhibit 97 of the Form 10-K filed on March 28, 2024.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Dated: March 16, 2026

PERSPECTIVE THERAPEUTICS, INC., a Delaware corporation

By: /s/ Johan (Thijs) Spoor
Johan (Thijs) Spoor, Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 16, 2026

/s/ Johan (Thijs) Spoor
Johan (Thijs) Spoor, Chief Executive Officer, Director Principal Executive Officer

/s/ Joel Sendek
Joel Sendek, Chief Financial Officer
Principal Financial Officer

/s/ Jonathan Hunt
Jonathan Hunt, Chief Accounting Officer Principal Accounting Officer

/s/ Lori A. Woods
Lori A. Woods, Chairperson

/s/ Heidi Henson
Heidi Henson, Director

/s/ Robert F. Williamson III
Robert F. Williamson III, Director

/s/ Frank Morich
Frank Morich, Director

/s/ Maria E. Martinez
Maria E. Martinez, Director

Perspective Therapeutics, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Perspective Therapeutics, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Perspective Therapeutics, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Company's auditor since 2024.

/s/ WithumSmith+Brown, PC

San Francisco, California

March 16, 2026

PCAOB ID Number 100

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Perspective Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except shares and par value data)

	December 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$30,629	$61,580
Short-term investments	114,108	165,336
Accounts receivable, net of allowance for doubtful accounts: $375 and $543	6	116
Prepaid expenses and other current assets	3,646	4,128
Total current assets	148,389	231,160
Noncurrent assets:
Property and equipment, net	76,597	57,321
Right-of-use asset, net	1,500	2,215
Intangible assets, in-process research and development	40,000	50,000
Other assets, net	486	405
Total assets	$266,972	$341,101
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$20,511	$10,343
Lease liability	623	957
Accrued personnel expenses	7,489	5,478
Note payable	56	52
Deferred Income (Note 3)	-	1,400
Total current liabilities	28,679	18,230
Noncurrent liabilities:
Lease liability, net of current portion	1,005	1,428
Note payable, net of current portion	1,569	1,625
Deferred Income, net of current portion (Note 3)	26,600	26,600
Deferred tax liability	1,702	2,495
Other noncurrent liabilities	386	55
Total liabilities	59,941	50,433

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock: $0.001 par value; 7,000,000 shares authorized; 5,000,000 designated Series B convertible; no shares issued	-	-
Common stock: $0.001 par value; authorized 750,000,000 shares; issued 74,337,990 and 70,671,464 shares	74	70
Additional paid-in capital	541,687	522,368
Accumulated other comprehensive income (loss)	110	(51)
Accumulated deficit	(334,840)	(231,719)
Total stockholders’ equity	207,031	290,668
Total liabilities and stockholders’ equity	$266,972	$341,101

The accompanying notes are an integral part of these consolidated financial statements.

Perspective Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Dollars and shares in thousands, except for per-share amounts)

	Year Ended December 31,
	2025	2024
Grant revenue	$884	$1,454

Operating expenses:
Research and development	84,215	41,638
General and administrative	30,233	26,613
Goodwill impairment	-	24,062
Loss on disposal of property and equipment	-	27
Total operating expenses	114,448	92,340

Operating loss	(113,564)	(90,886)

Non-operating income (expense):
Interest income	8,114	10,515
Interest and other expense	(376)	(48)
Other income from a related party (Note 3)	1,400	-
Equity in loss of affiliate	(2)	(8)
Total non-operating income, net	9,136	10,459

Net loss from continuing operations	(104,428)	(80,427)
Net gain (loss) from discontinued operations	514	(949)
Net loss before deferred income tax benefit	(103,914)	(81,376)
Deferred income tax benefit	793	2,097
Net loss	$(103,121)	$(79,279)

Basic and diluted loss per share:
Loss from continuing operations	$(1.41)	$(1.22)
Gain (loss) from discontinued operations	0.01	(0.01)
Basic and diluted loss per share	$(1.40)	$(1.23)

Weighted average number of common shares used in computing net loss per share, basic and diluted:	73,813	64,425

Unrealized gain (loss) on available-for-sale securities	$161	$(51)
Comprehensive loss	$(102,960)	$(79,330)

The accompanying notes are an integral part of these consolidated financial statements.

Perspective Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands, except shares)

	Year Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(103,121)	$(79,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency adjustments	250	(65)
Depreciation expense and amortization	3,251	2,306
Loss on disposal of property and equipment	-	27
Net accretion of discounts on available-for-sale securities	(2,723)	(607)
Loss on divestiture	-	59
Goodwill impairment	-	24,062
In-process research and development impairment	10,000	-
Share-based compensation	8,966	5,387
Deferred income tax benefit	(793)	(2,097)
Other, net	5	99
Changes in operating assets and liabilities:
Accounts receivable	110	1,049
Inventory related to discontinued operations (Note 4)	-	11
Interest receivable	(142)	(880)
Prepaid expenses and other current assets	624	(1,911)
Accounts payable and accrued expenses	147	1,890
Deferred Income[1]	(1,400)	28,000
Accrued personnel expenses	2,011	3,600
Other noncurrent liabilities	331	55
Net cash used in operating activities	(82,484)	(18,294)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(12,749)	(54,414)
Proceeds from the sale of property and equipment	-	335
Additions to other assets	(135)	(72)
Maturities of available-for-sale securities	173,950	-
Purchases of available-for-sale securities	(119,838)	(164,780)
Proceeds from maturity of held-to-maturity investments	-	78,730
Purchases of held-to-maturity investments	-	(78,730)
Net cash provided by (used in) investing activities	41,228	(218,931)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(52)	(48)
Proceeds from sales of common stock, pursuant to exercise of warrants, net	-	125
Proceeds from sales of common stock, pursuant to exercise of options	371	1,253
Proceeds from the sales of common stock and Pre-funded Warrants, net[1]	-	288,055
Proceeds from the issuance of common stock pursuant to the ATM, net[1]	9,986	-
Net cash provided by financing activities	10,305	289,385

Net (decrease) increase in cash and cash equivalents	(30,951)	52,160
Cash and cash equivalents at beginning of period	61,580	9,420
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,629	$61,580

Supplemental schedule of noncash investing and financing activities:
Property and equipment in accounts payable and accrued expenses	$9,771	$-
Recognition of operating lease liability and right-of-use asset	205	2,115

1.
See Note 3, Investments and Agreements, for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

Perspective Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except shares)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balances at December 31, 2023[1]	28,180,985	$28	$227,591	$-	$(152,440)	$75,179
Issuance of common stock and Pre-funded Warrants, net[1,2]	42,163,012	42	288,013	-	-	288,055
Cancellation of fractional shares due to the 1-for-10 reverse stock split	(114)	-	(1)	-	-	(1)
Issuance of common stock pursuant to exercise of options[1]	304,795	-	1,253	-	-	1,253
Issuance of stock pursuant to exercise of common stock warrants[1]	22,786	-	125	-	-	125
Unrealized loss on available-for-sale securities				(51)	-	(51)
Share-based compensation[1]	-	-	5,387	-	-	5,387
Net loss	-	-	-	-	(79,279)	(79,279)
Balances at December 31, 2024	70,671,464	$70	$522,368	$(51)	$(231,719)	$290,668
Issuance of common stock pursuant to exercise of options	141,297	-	371	-	-	371
Issuance of common stock pursuant to the exercise of Pre-funded Warrants, net[2]	145,852	1	(1)	-	-	-
Issuance of common stock pursuant to the ATM, net[2]	3,379,377	3	9,983	-	-	9,986
Unrealized gain on available-for-sale securities				161	-	161
Share-based compensation	-	-	8,966	-	-	8,966
Net loss	-	-	-	-	(103,121)	(103,121)
Balances at December 31, 2025	74,337,990	$74	$541,687	$110	$(334,840)	$207,031

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

Discontinued Operations

On April 12, 2024, the Company completed the sale of its Cesium-131 brachytherapy business and substantially all of the assets of Isoray Medical, Inc. (Isoray), a wholly owned subsidiary of Perspective Therapeutics, to GT Medical Technologies, Inc., a Delaware corporation (GT Medical) (such transaction being the GT Medical Closing). Pursuant to the GT Medical Closing, GT Medical issued to Isoray 279,516 shares of GT Medical’s common stock, par value $0.0001 per share, representing 0.5% of GT Medical’s issued and outstanding capital stock on a fully diluted basis as of the closing. Accordingly, the financial information and operating results of the Cesium-131 brachytherapy business have been presented as discontinued operations in the consolidated financial statements for all periods presented. Unless otherwise noted, discussion within these notes to the consolidated financial statements relates to continuing operations. For additional information, see Note 4, Discontinued Operations, in this Annual Report on Form 10-K (Form 10-K).

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

Segment Information

A segment is defined as a component of an entity that has discrete financial information available for regular evaluation by the Chief Operating Decision Maker (CODM) and is used to make decisions on how to allocate resources and assess performance. The Company has one operating and reportable segment, which is its radiopharmaceutical development segment. The accounting policies of the radiopharmaceutical development segment are the same as those reported in Note 2, Summary of Significant Accounting Policies. The measurement of segment profit or loss is reported as “net loss” in the Consolidated Statements of Operation and Comprehensive Loss. The Company monitors its cash, cash equivalents and short-term investments, as reported in the Consolidated Balance Sheets, to determine funding for its research and development. To allocate resources, the Company’s CODM, who is its Chief Executive Officer, regularly reviews scientific data from clinical and preclinical studies and forecasted expenses for continued operations. The Company currently does not generate revenue from commercial products and incurs the majority of its expenses in the United States.

Liquidity

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company has had a history of operating losses and an absence of significant recurring cash inflows from revenue. At December 31, 2025, the Company had cash, cash equivalents and short-term investments of $144.7 million and total accumulated deficit of $334.8 million. In February 2026, the Company announced the closing of an underwritten offering with gross proceeds of $175.0 million before deducting underwriting discounts and commissions and other offering-related expenses. The Company has historically financed its operations primarily through selling equity.

The Company believes that its $144.7 million of cash, cash equivalents and short-term investments as of December 31, 2025, together with the net proceeds from the February 2026 offering, will be sufficient to fund its current clinical milestones and operational investments into late 2027, though it may raise additional capital through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements and/or government funding and grants.

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

Reclassifications

The Company made certain reclassifications to prior period amounts in the consolidated financial statements and accompanying notes to conform to the current period presentation. The reclassification of these items had no impact on net loss, financial position or cash flows in the current or prior periods. Specifically, loss on divestiture was included in other noncash expense, net, as reported in the Consolidated Statements of Cash Flows.

2.
Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash Equivalents

The Company considers currency on hand, demand deposits, time deposits, and all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents are held in various financial institutions in the United States.

Short-Term Investments

Available-for-Sale Securities

The Company has available-for-sale securities with original maturities of more than three months from the date of purchase that are specifically identified to fund operations. The available-for-sale securities are classified as current assets even though the stated maturity date may be one year or beyond the current balance sheet date as this reflects management’s intention to use the proceeds from the sale of these investments to fund the Company’s operations as necessary. The available-for-sale securities are carried at fair value with unrealized gains and non-credit-related losses recorded in other comprehensive income (loss) and included as a separate component of stockholders’ equity. The cost of available-for-sale securities is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization or accretion, as well as dividend and interest income, are included in interest income in the Consolidated Statements of Operations and Comprehensive Loss. Realized gains and losses from the sale of available-for-sale securities will be determined on a specific identification basis and included in interest income on the Company’s Consolidated Statements of Operations and Comprehensive Loss. Available-for-sale securities that are sold during the reporting period will not be remeasured prior to sale, resulting in a net presentation of changes in fair value.

Held-to-Maturity Investments

From time to time, the Company has invested in U.S. Treasury Bills in which it had the intent and ability to hold until the date of maturity. As such, these investments were carried at amortized cost and classified as held to maturity. At December 31, 2025 and December 31, 2024, the Company had no held-to-maturity investments.

Allowance for Credit Losses

For available-for-sale securities in an unrealized loss position, pursuant to Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, the Company first assesses whether it intends to sell, or if it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding the intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through earnings. For securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from the credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes in interest rates, market conditions, changes to the underlying credit ratings and forecasted recovery, among other factors. If this assessment indicates a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized costs basis, a credit loss exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. The credit-related portion of unrealized losses and any subsequent improvements are recorded in interest income through an allowance account. Any impairment that has not been recorded through an allowance for credit losses is recognized in comprehensive loss in the Consolidated Statements of Operations and Comprehensive Loss, as applicable.

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

Property and Equipment

Property and equipment is capitalized and carried at cost less accumulated depreciation. Depreciation expense is recorded to operating expenses. Normal maintenance and repairs are charged to expense as incurred. When any assets are sold or otherwise disposed of, the cost and accumulated depreciation are reversed with any resulting gain or loss being recognized in the Consolidated Statements of Operations and Comprehensive Loss.

Depreciation is computed using the straight-line method over the following estimated useful lives (in years):

Asset	Minimum		Maximum
Buildings			40
Research and development equipment	3	to	7
Office equipment	2	to	10
Furniture and fixtures	2	to	10
Vehicles	5	to	10

Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset.

Property and equipment that is acquired but not yet placed in service is recorded in the Consolidated Balance Sheets at cost, and no depreciation expense or accumulated depreciation is recognized until the property and equipment is placed in service.

Management periodically reviews the net carrying value of all its long-lived assets on an asset-by-asset basis. An impairment loss is recognized if the carrying amount of a defined asset group is not recoverable and exceeds its fair value.

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

Leases

The Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded in the Consolidated Balance Sheets as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. Variable lease expenses are recorded when incurred.

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

The Company tests indefinite-lived intangibles for impairment at least annually in the fourth quarter by assessing qualitative factors to determine whether it is more likely than not that the fair value of the assets is below their carrying value. The Company will also test these assets more frequently whenever events or circumstances change that would more likely than not reduce the fair value below the carrying amount. Such events or changes in circumstance include significant deterioration in overall economic conditions, changes in the business climate or a decline in our market capitalization. To test indefinite-lived intangible assets for impairment, the Company may perform both a qualitative assessment and quantitative assessment. For the qualitative assessment, the Company considers operating results and scientific data from clinical and preclinical studies as well as circumstances impacting the operations or cash flows of the reporting unit or indefinite-lived intangible assets, including macroeconomic conditions and industry and market conditions. If a qualitative assessment indicates the fair value of the asset is more likely than not less than its carrying value, then a quantitative assessment is performed which is based on an income-based valuation approach for indefinite-lived intangible. If it is determined that an impairment exists, the Company recognizes an impairment loss for the amount by which the carrying amount of the reporting unit or indefinite-lived intangible asset exceeds its estimated fair value. Fair value estimates are based on assumptions believed to be reasonable at the time, but such assumptions are subject to inherent uncertainty, and actual results may differ materially from those estimates.

The Company performed its annual qualitative IPR&D impairment analyses as of October 31, 2025, and determined it will no longer pursue further development of a preclinical asset within its IPR&D portfolio. For additional information regarding the IPR&D annual qualitative analysis, see Note 9, Intangible Assets and Other Assets, Net.

Grant Revenue Recognition

The Company enters into contracts with governmental agencies for services. These contracts are analyzed in order to determine if they should be accounted for under a revenue recognition model pursuant to ASC 606, Revenue from Contracts with Customers, or a grant model pursuant to ASC 958, Not-for-Profit Entities. If accounted for pursuant to a grant model, the Company must determine if the grant is conditional or unconditional, and if any conditional barriers exist which must be overcome. If unconditional, the grant is recognized as revenue immediately, and if conditional, the grant is recognized as revenue as and when the barriers are overcome. The Company concluded that payments received under the current grants represent conditional, nonreciprocal contributions, as described in ASC 958, and that the grants are not within the scope of ASC 606, as the organizations providing the grants do not meet the definition of a customer. The significant barrier to the current conditional grants is that the expenses incurred must meet the qualifications as established by the respective governmental agencies, so that the grant revenue is recognized as the qualified expenses are incurred. Expenses for grants are tracked using a project code specific to the grant, and the employees also track hours worked by using the project code. Under ASC 958, grants related to income are presented as part of the consolidated statements of operations, either separately or under a general heading. Both methods are acceptable under ASC 958. The Company has elected to record grants related to income separately in the Consolidated Statements of Operations and Comprehensive Loss as “grant revenue.” The related expenses are recorded within R&D and general and administrative.

Loss per Share

Basic and diluted loss per share is calculated by dividing net loss by the weighted average number of shares of Common Stock outstanding and does not include the impact of any potentially dilutive common stock equivalents. In January 2024 and May 2024, the Company issued pre-funded warrants in connection with the Public Offering (as defined below) and the Registered Offering (as defined below), respectively (see Note 3, Investments and Agreements, in this Form 10-K). As the pre-funded warrants’ exercise price is nominal and there are no conditions that must be satisfied prior to their exercise, the pre-funded warrants are included in the calculation of the basic and diluted earnings per share as of December 31, 2025. At each of December 31, 2025 and 2024, the calculation of diluted weighted average shares did not include common stock warrants or options that were potentially convertible into Common Stock as those would be antidilutive due to the Company’s net loss position.

Securities not considered in the calculation of diluted loss per share, but that could be dilutive in the future, are as follows:

	December 31, 2025	December 31, 2024
Common stock warrants	338,715	415,779
Common stock options	10,522,787	7,352,501
Total potential dilutive securities	10,861,502	7,768,280

Equity Method Investment

Investments in companies for which the Company has the ability to exercise significant influence, but do not control, are accounted for under the equity method. Under the equity method of accounting, the Company’s share of the net earnings or losses of the investee are included in other income (expense) in the Consolidated Statements of Operations and Comprehensive Loss. At the end of each reporting period, the Company considers whether impairment indicators exist to evaluate whether an equity method investment is impaired and, if so, record an impairment loss. Investments are accounted for on a one-quarter lag. As changes in ownership percentage of the Company’s investments occur, the Company assesses whether it can exercise significant influence and account for under the equity method. If its ownership percentage of the company in which it has investment changes, the Company recognizes a gain or loss on the investment in the period of change. Included in the consolidated financial statements for the year ended December 31, 2025 is the Company’s proportional share of losses, which was de minimis.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management of the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes of the Company including, but not limited to, the allowance for doubtful accounts receivable; the estimated useful lives used in calculating depreciation and amortization on the Company’s property and equipment, patents, trademarks and other assets; equity method investment; and inputs to the Black-Scholes calculation used in determining the expense related to share-based compensation including volatility and estimated lives of options granted. Accordingly, actual results could differ from those estimates and affect the amounts reported in the consolidated financial statements.

Discontinued Operations

The Company categorizes the assets and liabilities of a business component as discontinued operations once management commits to a plan to sell, the business segment is available for immediate sale, management has initiated a plan to sell at a price that is reasonable in relation to its fair value, management anticipates the sale will occur within one year, and it is unlikely that significant changes will be made to the plan to sell. In addition, the business component must be comprised of operations and cash flows that are clearly distinguished from the rest of the entity. The results of discontinued operations are aggregated and presented separately in the Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Loss.

Recently Adopted and Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), which expands income tax disclosure requirements, including additional information pertaining to rate reconciliation, income taxes paid and other disclosures. This update is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 for the year ended December 31, 2025, and applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. Adoption of this ASU did not have a material impact on the financial statements and resulted only in expanded income tax disclosures. For additional information, see Note 14, Income Taxes.

Accounting Standards Updates to Become Effective in Future Periods

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which allows all entities a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets. This update is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. Entities that elect the practical expedient should apply the guidance prospectively. The Company adopted ASU 2025-05 on January 1, 2026, and the adoption had no material impact on its consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies interim disclosure requirements and the applicability of Topic 270. This update will be effective beginning after December 15, 2027. The Company is currently evaluating the impact that adoption of ASU 2025-11 will have on its consolidated financial statements.

Also in December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes authoritative guidance on the recognition, measurement, presentation and disclosure of government grants received by business entities. This update will be effective beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact that adoption of ASU 2025-10 will have on its consolidated financial statements.

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

3.
Investments and Agreements

2026 Registered Offering

On February 2, 2026, the Company entered into an underwriting agreement with Piper Sandler & Co. and UBS Securities LLC, as representatives of the underwriters named therein, in connection with its previously announced underwritten offering (2026 Offering) of 39,576,088 shares (2026 Offering Shares) of the Company’s Common Stock, and, in lieu of 2026 Offering Shares to certain investors, pre-funded warrants (2026 Pre-funded Warrants) to purchase 6,598,046 shares of Common Stock. The price to the investors for the 2026 Offering Shares was $3.79 per 2026 Offering Share, and the price to the investors for the 2026 Pre-funded Warrants was $3.789 per 2026 Pre-funded Warrant, which represents the per share price for the 2026 Offering Shares less the $0.001 per share exercise price for each such 2026 Pre-funded Warrant. The 2026 Offering closed on February 3, 2026.

The gross proceeds to the Company from the 2026 Offering were approximately $175.0 million, before underwriting discounts and commissions and other offering-related expenses.

The exercise price and the number of shares of Common Stock issuable upon exercise of each 2026 Pre-funded Warrant are subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock as well as upon any distribution of assets, including cash, stock or other property, to the Company’s stockholders. The 2026 Pre-funded Warrants will not expire and are exercisable in cash or by means of a cashless exercise. A holder of the 2026 Pre-funded Warrants may not exercise such 2026 Pre-funded Warrants if the aggregate number of shares of Common Stock beneficially owned by such holder, together with its affiliates, would be more than 4.99% or 9.99%, as elected by such holder, of the issued and outstanding shares of Common Stock following such exercise, as such percentage ownership is determined in accordance with the terms of the 2026 Pre-funded Warrants. A holder of the 2026 Pre-funded Warrants may increase or decrease this percentage not in excess of 19.99% by providing at least 61 days’ prior notice to the Company.

The 2026 Offering was made pursuant to our shelf registration statement on Form S-3 (File No. 333-279692), as amended, which was most recently declared effective on April 8, 2025, a related base prospectus dated April 8, 2025, and a free writing prospectus and prospectus supplement each dated February 2, 2026.

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

Any Common Stock sold under the 2024 ATM Agreement will be issued and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-279692) (the May 2024 Registration Statement), which initially became effective on May 24, 2024, and which was subsequently amended on March 26, 2025 and April 4, 2025, with Post-Effective Amendment #3 being declared effective by the SEC on April 8, 2025. On August 13, 2024, the Company initially filed a prospectus supplement to the May 2024 Registration Statement with the SEC in connection with the offer and sale of up to $250.0 million of the 2024 ATM Shares pursuant to the 2024 ATM Agreement. The Company re-filed the ATM prospectus supplement with each of the post-effective amendments to the May 2024 Registration Statement.

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

The gross proceeds to the Company from the Registered Offering were approximately $80.0 million, before underwriting discounts and commissions and other offering-related expenses.

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

Accordingly, the Consolidated Balance Sheets report current and long-term liabilities related to these options under the caption, “Deferred Income.” The values for each distinct option within the Option Agreement were determined by estimating the fair value of each distinct option by a third-party valuation firm and the liabilities will be recognized as income in the Consolidated Statements of Operations and Comprehensive Loss as the various options expire. In connection with the January 8, 2025 expiration of the right of first offer and last look provisions provided under the Option Agreement, the Company recognized $1.4 million in the Consolidated Statements of Operations and Comprehensive Loss as “Other income from a related party.”

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

The gross proceeds to the Company from the Public Offering were approximately $69.0 million, before underwriting discounts and commissions and other offering-related expenses.

The Public Offering was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-275638), declared effective by the SEC on December 14, 2023, a base prospectus dated December 14, 2023, and the related prospectus supplement dated January 17, 2024.

The Jan. 2024 Pre-funded Warrants were exercisable at any time after the date of issuance. The exercise price and the number of shares of Common Stock issuable upon exercise of each Jan. 2024 Pre-funded Warrant were subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock as well as upon any distribution of assets, including cash, stock or other property, to the Company’s stockholders. The Jan. 2024 Pre-funded Warrants did not have an expiration date and were exercisable in cash or by means of a cashless exercise. A holder of Jan. 2024 Pre-funded Warrants could not exercise such Jan. 2024 Pre-funded Warrants if the aggregate number of shares of Common Stock beneficially owned by such holder, together with its affiliates, would have been more than 4.99% of the issued and outstanding shares of Common Stock following such exercise, as such percentage ownership is determined in accordance with the terms of the Jan. 2024 Pre-funded Warrants. A holder of Jan. 2024 Pre-funded Warrants could increase or decrease this percentage not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. The holder of the Jan. 2024 Pre-funded Warrants exercised all such warrants during the fourth quarter of 2024 by means of the cashless exercise provision and within the other constraints noted above.

2023 ATM Agreement

The Company entered into an ATM Issuance Sales Agreement, dated as of November 17, 2023, by and among the Company, Oppenheimer & Co. Inc., B. Riley Securities, Inc. and JonesTrading Institutional Services LLC, to create an ATM equity program under which it may offer and sell shares of its Common Stock, from time to time (2023 ATM Agreement).

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

In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the following table presents the components of discontinued operations in relation to the Business reported in the Consolidated Statements of Operations and Comprehensive Loss (in thousands):

	Year Ended December 31,
	2025	2024
Sales, net	$-	$2,178
Cost of sales	(332)	1,564
Gross profit	332	614

Operating expenses:
Research and development	-	69
Sales and marketing	-	941
General and administrative	-	494
(Gain) loss recognized on assets held for sale	(182)	59
Total operating expenses	(182)	1,563

Total gain (loss) from discontinued operations	$514	$(949)

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

There is $0.2 million of share-based compensation expense included in the Consolidated Statements of Cash Flows related to the discontinued operations for the year ended December 31, 2024.

For the years ended December 31, 2025 and 2024, there was no provision (benefit) for income taxes recorded related to the discontinued operations. Additionally, the Company is in a loss position and has recorded a full valuation allowance for the deferred tax assets associated with the discontinued operations.

5.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Interest receivable	$1,023	$880
Prepaid research and development expenses	1,041	813
Prepaid insurance	491	474
Prepaid service contracts	326	422
Other prepaid expenses	720	971
Other receivables	10	487
Other current assets	35	81
Total prepaid expenses and other current assets	$3,646	$4,128

6.
Property and Equipment

In 2024, the Company purchased buildings in the metropolitan areas of Houston, TX, Chicago, IL, and Los Angeles, CA, which it intends to use for the manufacture of its product candidates upon completion of modifications and installation of equipment. Also in 2024, the Company entered into a Master Equipment and Services Agreement (MESA) and statements of work (SOWs) thereunder with Comecer SpA (Comecer), pursuant to which the Company agreed to purchase from Comecer manufacturing equipment for the production of the Company’s radiopharmaceutical products including, but not limited to, isotope processing hot cells and production suites and related equipment (collectively, the Deliverables) and services for installation and validation of the Deliverables at several of the Company’s production facilities in the United States. The aggregate consideration for such equipment and services pursuant to the MESA and SOWs is approximately €49.0 million payable in cash, excluding certain incidental costs such as taxes, customs and duties, local transport, insurance and rigging. The Company may also elect to purchase certain additional equipment and services pursuant to the SOWs. The MESA provides for the payment of certain amounts in installments over the course of the production, installation and validation of the Deliverables.

In October 2025, the Company entered into an agreement with a general contractor to begin building modifications at the Company’s facility in the Chicago, IL, metropolitan area along with preparations for the eventual installation of some of the Comecer manufacturing equipment and associated clean rooms. The Company currently estimates that the aggregate cost of these modifications will be approximately $27.5 million. However, actual costs may differ.

The Company’s property and equipment consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Building	$1,770	$1,770
Land	917	917
Equipment	15,457	11,423
Leasehold improvements	3,864	3,570
Construction in progress[1]	60,793	42,601
Property and equipment	82,801	60,281
Less accumulated depreciation	(6,204)	(2,960)
Property and equipment, net	$76,597	$57,321

1.
Property and equipment not placed in service are items that meet the capitalization threshold, or which management believes will meet the threshold at the time of completion and which have yet to be placed into service as of the date of the balance sheets and, therefore, no depreciation expense has been recognized.

7.
Available-for-Sale Securities

Available-for-sale securities consisted of U.S. Treasury Securities, U.S. Agency bonds, commercial paper, corporate debt securities and asset-backed securities.

The Company’s cash equivalents consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Cash equivalents
Money market fund	$24,134	$46,079
Commercial paper	2,488	-
Securities of U.S. government and government agencies	-	3,978
Corporate debt securities	826	9,663
Total cash equivalents	$27,448	$59,720

The Company’s available-for-sale securities that are measured at fair value on a recurring basis consisted of the following (in thousands):

		December 31, 2025
	Maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Securities of U.S. government and government agencies	Within one year	$29,973	$37	$-	$30,010
Commercial paper	Within one year	19,484	15	-	19,499
Certificates of deposit	Within one year	1,720	1	-	1,721
Corporate debt securities	Within one year	56,909	52	(1)	56,960
Asset-backed securities	Within four years	5,914	7	(3)	5,918
Total available-for-sale securities		$114,000	$112	$(4)	$114,108

		December 31, 2024
	Maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Securities of U.S. government and government agencies	Within two years	$51,500	$13	$(13)	$51,500
Commercial paper	Within one year	44,480	7	(14)	44,473
Corporate debt securities	Within one year	64,615	1	(46)	64,570
Asset-backed securities	Within four years	4,792	1	-	4,793
Total available-for-sale securities		$165,387	$22	$(73)	$165,336

The Company’s available-for-sale securities are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund operations as needed. At December 31, 2025, there were 10 available-for-sale securities with a fair value of $6.0 million that were in a gross unrealized loss position for less than 12 months, and none with that were in a gross unrealized loss position for 12 months or more. The Company determined it is not “more likely than not” that it will be required to sell these securities prior to recovery of their amortized cost basis. As such, the Company did not record a credit allowance as of either December 31, 2025 or 2024. Accrued interest receivable on the Company’s available-for-sale securities was de minimis and $0.2 million as of December 31, 2025 and 2024, respectively. For the years ended December 31, 2025 and 2024, the Company did not write off any accrued interest receivables, and there were no realized gains or losses.

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

Below is the summary of our cash equivalents and short-term investments measured at fair value on a recurring basis and categorized using the fair value hierarchy (in thousands):

	December 31, 2025
	Level 1	Level 2	Total
Cash equivalents
Money market fund	$24,134	$-	$24,134
Commercial paper	-	2,488	2,488
Corporate debt securities	-	826	826
Total cash equivalents	24,134	3,314	27,448
Available-for-sale securities
Securities of U.S. government and government agencies	-	30,010	30,010
Commercial paper	-	19,499	19,499
Certificates of deposit	-	1,721	1,721
Corporate debt securities	-	56,960	56,960
Asset-backed securities	-	5,918	5,918
Total available-for-sale securities	-	114,108	114,108
Total cash equivalents and available-for-sale securities	$24,134	$117,422	$141,556

	December 31, 2024
	Level 1	Level 2	Total
Cash equivalents
Money market fund	$46,079	$-	$46,079
Corporate debt securities	-	9,663	9,663
Securities of U.S. government and government agencies	-	3,978	3,978
Total cash equivalents	46,079	13,641	59,720
Available-for-sale securities
Securities of U.S. government and government agencies	-	51,500	51,500
Commercial paper	-	44,473	44,473
Corporate debt securities	-	64,570	64,570
Asset-backed securities	-	4,793	4,793
Total available-for-sale securities	-	165,336	165,336
Total cash equivalents and available-for-sale securities	$46,079	$178,977	$225,056

There were no Level 3 financial instruments measured at fair value on a recurring basis as of December 31, 2025 and December 31, 2024.

For information related to the Company’s short-term investments, see Note 7, Available-for-Sale Securities.

9.
Intangible Assets and Other Assets, Net

Intangible Assets

The Company’s IPR&D assets represent the estimated fair value of the pipeline of radiotherapy product candidates acquired from Viewpoint in February 2023. During the fourth quarter of 2025, as part of its annual qualitative analysis, the Company determined it will no longer pursue further development of an early-stage preclinical asset within its IPR&D portfolio. In connection with and as a result of this assessment, the Company recorded a $10.0 million noncash impairment loss for the three months ended December 31, 2025, which is recognized in “research and development” operating expenses in the Consolidated Statements of Operations and Comprehensive Loss. No IPR&D impairment loss was recorded in 2024.

The following table summarizes the components of the Company’s indefinite-lived intangible assets (in thousands):

	December 31, 2025			December 31, 2024
	Cost	Impairment	Net Carrying Value	Cost	Impairment	Net Carrying Value
Indefinite-lived intangible assets
In-process research and development	$50,000	$(10,000)	$40,000	$50,000	$-	$50,000
Total	$50,000	$(10,000)	$40,000	$50,000	$-	$50,000

For additional information related to IPR&D, see Note 2, Summary of Significant Accounting Policies.

As a result of a decline in the Company’s stock price and related market capitalization in November 2024 that continued into December 2024, the Company performed a quantitative impairment assessment of its goodwill. The goodwill was determined to be fully impaired as of December 31, 2024, and the Company recorded a goodwill impairment charge of $24.1 million for the year ended December 31, 2024. This impairment charge reduced the balance of goodwill to $0 at December 31, 2024.

Other Assets

Other assets, net of accumulated amortization consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Website development	$90	$90
Interest in GT Medical	151	196
Security deposits	207	72
Total other assets	448	358
Less: Accumulated amortization	(86)	(79)
	362	279
Equity method investment[1]	124	126
Total other assets, net	$486	$405

1.
On August 23, 2022, the Company acquired 20% of the outstanding equity interests of RadRelease Pharmaceuticals LLC (RadRelease), an Indiana limited liability company, pursuant to a Membership Interest Purchase Agreement (MIPA), dated August 23, 2022, by and among RadRelease and the Company. Pursuant to the MIPA, the Company paid RadRelease approximately $0.2 million in cash consideration. The investment is recorded on a one-quarter lag. Included in the consolidated financial statements for the year ended December 31, 2025 is the Company’s proportional share of losses, which was de minimis.

	Year Ended December 31,
	2025	2024
Amortization expense on website development	$7	$7
Total amortization expense	$7	$7

Future amortization expense is expected to be as follows (in thousands):

Year ending December 31,
2026	$4
Total future amortization expense	$4

10.
Leases

The Company accounts for its leases under ASC 842, Leases. Effective April 1, 2024, the Company entered into a lease for lab space in Coralville, IA. The lease terminates in March 2028. Upon entering into this lease, the Company recognized a right-of-use asset and lease liability of approximately $1.1 million in the Consolidated Balance Sheet based upon the present value of the future lease payments discounted at an 8% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit discount rate. In November 2025, the Company entered into a lease agreement for office space, also in Coralville, IA, that terminates in November 2028. Upon entering into this lease, the Company recognized a right-of-use asset and lease liability of approximately $0.2 million in the Consolidated Balance Sheet based upon the present value of future lease payments discounted at an 8% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit discount rate.

The Company acquired a lease from Progenics, an affiliate of Lantheus, for a production facility in Somerset, NJ, effective on March 1, 2024 (see Note 3, Investments and Agreements, in this Form 10-K). The lease terminates on November 29, 2028. Upon entering into this lease, the Company recognized a right-of-use asset and lease liability of approximately $0.3 million in the Consolidated Balance Sheet based upon the present value of the future lease payments discounted at an 8% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit discount rate.

On August 8, 2024, the Company assumed a lease from Progenics for office space in Somerset, NJ (Office). The lease terminates on November 30, 2028. Upon entering into this lease, the Company recognized a right-of-use asset and lease liability of approximately $0.6 million in the Consolidated Balance Sheet based upon the present value of the future lease payments discounted at an 8% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit discount rate.

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

On July 1, 2023, the Company entered into a lease for office space in Seattle, WA, that terminates in October 2028. Upon entering into this lease, the Company recognized a right-of-use asset and lease liability of approximately $0.8 million in the Consolidated Balance Sheet based upon the present value of the future lease payments discounted at an 8% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit discount rate.

The weighted average remaining term and discount rate for the Company’s operating leases as of December 31, 2025 was 2.6 years and 8%, respectively.

The Company’s operating lease expense was $1.1 million for the year ended December 31, 2025 and $0.8 million for the year ended December 31, 2024, and is recognized in “general and administrative” operating expenses in the Consolidated Statements of Operations and Comprehensive Loss.

The following table presents the future operating lease payments and lease liability included in the Consolidated Balance Sheet related to the Company’s operating leases as of December 31, 2025 (in thousands):

Year ending December 31,
2026	$725
2027	569
2028	514
Total	1,808
Less: imputed interest	(180)
Total lease liability	1,628
Less: current portion	(623)
Noncurrent lease liability	$1,005

Asset Retirement Obligation

The Company had an asset retirement obligation (ARO) associated with the facility it leased in Richland, WA. This lease is included in the GT Medical APA and was assigned to GT Medical upon the GT Medical Closing, which occurred on April 12, 2024. As such, this liability is no longer reported as an ARO in the Company’s consolidated financial statements as of December 31, 2025 and 2024. However, the Company maintains the estimated liability in its consolidated financial statements related to hazardous waste removal. During the second quarter of 2025, the Company reduced this reserve by $0.3 million based on an estimate received from the hazardous waste disposal vendor. Accordingly, the estimated liability was $0.2 million and $0.5 million as of December 31, 2025 and 2024, respectively, and is included within “accounts payable and accrued expenses” in the Consolidated Balance Sheets. For additional information, see Note 4, Discontinued Operations, in this Form 10-K.

11.
Note Payable

On December 29, 2022, Viewpoint obtained a promissory note in the amount of $1.7 million for the purpose of purchasing land and a building in Coralville, IA. The note bears interest at 6.15% per annum and is collateralized by the property. The note requires monthly principal and interest payments, and a balloon payment of approximately $1.5 million is due on December 29, 2027.

The following table presents the current and long-term portions of the note payable (in thousands):

	December 31,	December 31,
	2025	2024
Note payable	$1,625	$1,677
Less: current portion	(56)	(52)
Note payable, long-term portion	$1,569	$1,625

The following table presents the future principal payments included in the Consolidated Balance Sheet related to the Company’s note payable as of December 31, 2025 (in thousands):

Year ending December 31:
2026	$56
2027	1,569
Total	$1,625

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

On May 31, 2024, the Company held its 2024 Annual Meeting of Stockholders (Annual Meeting). At the Annual Meeting, the Company’s stockholders approved the Company’s Third Amended and Restated 2020 Equity Incentive Plan (the Amended and Restated Plan) which, among other things, (a) increased the aggregate number of shares of Common Stock authorized for issuance under the Amended and Restated Plan by 4,870,092 for a total of 12,500,000 shares of Common Stock, and (b) adjusted the “evergreen” provision included therein, such that the number of shares of Common Stock available for the grant of awards under the Amended and Restated Plan will automatically increase on January 1 of each year in an amount equal to 5% of the number of shares of Common Stock issued and outstanding on December 31 of the immediately preceding year (subject to adjustment in the event of stock splits and other similar events); provided, however, that the Company’s Board of Directors may act prior to January 1 of a given year to provide that there will be no increase in the share limit for such year or provide that the increase for such year will be a lesser number of shares of Common Stock. Under the Amended and Restated Plan, the Board of Directors may grant to directors, officers, employees and consultants various forms of equity, including ISOs, NQSOs, SARS, and restricted awards. On August 14, 2024, the Company filed a Form S-8 to register 4,870,092 additional shares of Common Stock authorized for issuance under the Amended and Restated Plan as approved by stockholders at the Annual Meeting. On January 1, 2026 and January 1, 2025, the number of shares of Common Stock available for grant increased by 3,716,899 and 3,533,573, respectively, pursuant to the “evergreen” provision in the Amended and Restated Plan. The Company filed a Form S-8 to register the January 1, 2025 additional shares on March 26, 2025.

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

The weighted-average fair value of stock option awards granted and the key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows:

	Year Ended December 31,			Year Ended December 31,
	2025			2024
Weighted-average fair value		$2.81			$9.11
Options issued		4,111,920			2,994,875
Exercise price	$1.80	to	$4.83	$3.48	to	$15.77
Expected term (in years)	5.3	to	6.1	5.5	to	7.0
Expected dividend yield	-		-	-		-
Risk-free rate	3.68%	to	4.47%	3.46%	to	4.45%
Expected volatility	102.04%	to	107.34%	97.37%	to	106.12%

The following table presents the share-based compensation expense recognized for all share-based compensation arrangements, excluding share-based compensation expense reported in Note 4, Discontinued Operations (in thousands):

	Year Ended December 31,
	2025	2024
Research and development expense	$3,945	$2,209
General and administrative expense	5,021	3,012
Total share-based compensation	$8,966	$5,221

The total value of the stock options awards is expensed ratably over the vesting period applicable to the options. As of December 31, 2025, total unrecognized compensation cost related to stock-based options and awards was approximately $21.3 million, and the weighted-average period over which it is expected to be recognized is approximately 2.65 years.

The summary of stock option activity for the year ended December 31, 2025 is as follows:

		Weighted-Average	Weighted-Average
	Number of	Exercise Price	Remaining Contractual	Aggregate Intrinsic
	Options	per Share	Term (years)	Value
Balance at December 31, 2024	7,352,501	$6.07	7.84	$3,818,602
Granted[1]	4,111,920	2.81
Exercised	(141,297)	2.62
Expired	(67,760)	7.61
Forfeited	(732,577)	4.76
Balance at December 31, 2025	10,522,787	$4.92	7.79	$3,264,955

Exercisable at December 31, 2025	5,439,089	$4.41	6.66	$2,571,335

1.
All options granted had exercise prices equal to the closing price of the Company’s common stock on the grant date. The options were granted to employees, consultants and members of the Board of Directors and have a term of 10 years and generally vest over a four-year period.

	Year Ended December 31,
	2025	2024
Total intrinsic value of options exercised	$71,188	$1,994,730

The Company’s current policy is to issue new shares to satisfy option exercises.

13.
Stockholders’ Equity

Preferred Stock

The Company’s Certificate of Incorporation authorizes the issuance of up to 7,000,000 shares of Preferred Stock with such rights and preferences, including liquidation, dividend, conversion and voting rights as determined by the Board. As of December 31, 2025, the Company has 5,000,000 designated Series B shares authorized of which no shares are issued or outstanding.

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

As discussed in Note 3, Investments and Agreements, on February 2, 2026, the Company entered into an underwriting agreement with Piper Sandler & Co. and UBS Securities LLC, as representatives of the underwriters named therein, in connection with its 2026 Offering of 39,576,088 shares of the Company’s Common Stock, and, in lieu of 2026 Offering Shares to certain investors, 2026 Pre-funded Warrants to purchase 6,598,046 shares of Common Stock, resulting in gross proceeds of approximately $175.0 million.

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

Warrants

The following table summarizes the activity of all common stock warrants and weighted-average exercise prices.

	Common Stock Warrants	Weighted-Average Exercise Price
Balance at December 31, 2023	576,063	$4.40
Warrants issued	-	-
Warrants exercised	(22,787)	5.70
Warrants expired	(137,500)	7.50
Adjustment based on recalculation of warrants outstanding after Reverse Split (Note 1)	3	3.26
Balance at December 31, 2024	415,779	$3.26
Warrants issued	-	-
Warrants exercised	-	-
Warrants expired	(77,064)	5.70
Balance at December 31, 2025	338,715	$2.70

As of December 31, 2025, the Company had 184,197 common warrants outstanding and exercisable on or before November 24, 2027, 89,804 common warrants outstanding and exercisable on or before December 18, 2027, and 64,714 common warrants outstanding and exercisable on or before December 31, 2027.

During the year ended December 31, 2024, the Company issued Pre-funded Warrants in connection with the January 2024 Public Offering and the May 2024 Registered Offering. In 2024, all of the Jan. 2024 Pre-funded Warrants were exercised on a cashless basis; therefore, 7,703 of the Jan. 2024 Pre-funded Warrants were not issued and expired as part of the cashless exercise. During the second quarter of 2025, all of the May 2024 Pre-funded Warrants were exercised on a cashless basis; therefore, 573 of the May 2024 Pre-funded Warrants were not issued and expired as part of the cashless exercise. For additional information related to these transactions, see Note 3, Investments and Agreements. The following table summarizes the activity of all Pre-funded Warrants, which automatically expire upon exercise, and weighted-average exercise prices.

	Pre-funded Warrants	Weighted-Average Exercise Price
Balance at December 31, 2024	146,425	$0.01
Issuance of Pre-funded Warrants	-	0
Exercise of Pre-funded Warrants	(146,425)	0.01
Balance at December 31, 2025	-	$-

14.
Income Taxes

The components of loss before income taxes by U.S. and foreign jurisdictions are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Loss before income tax:
United States	$(104,428)	$(79,989)
Foreign	-	(438)
Total	$(104,428)	$(80,427)

The expense (benefit) for income taxes for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Current expense (benefit):
Federal	$-	$-
State	-	-
Foreign	-	-
Total current expense (benefit)	-	-

Deferred benefit:
Federal	(420)	-
State	(373)	(2,097)
Foreign	-	-
Total deferred income tax benefit:	(793)	(2,097)

Total income tax benefit:	$(793)	$(2,097)

As further described in Note 2, Summary of Significant Accounting Policies, the Company has elected to prospectively adopt the guidance in Topic 740. The following table is a reconciliation of the U.S. federal statutory rate to the Company’s effective rate for the year ended December 31, 2025 in accordance with the guidance in ASU No. 2023-09 (in thousands):

	December 31, 2025
Income tax at U.S. statutory rate	$(21,930)	21.1%
State income taxes, net of federal benefit[1]	(373)	0.4%
Foreign tax effects	-	-
Tax credits:
U.S. federal R&D tax credits	(2,867)	2.7%
Change in valuation allowance	19,086	(18.4)%
Nontaxable or nondeductible items:
Share-based compensation	1,185	(1.1)%
Net operating loss expirations	3,752	(3.6)%
Other	202	(0.2)%
Changes in unrecognized tax benefits	152	(0.1)%
Total	$(793)	0.8%

1. State taxes in California made up the majority (greater than 50%) of this category.

The following table is a reconciliation of the U.S. federal statutory rate to the Company’s effective income tax for the year ended December 31, 2024 in accordance with the guidance prior to the adoption of ASU 2023-09 (in thousands):

December 31, 2024
Income tax at U.S. statutory rate	$(16,890)
State income taxes, net of federal benefit	(1,895)
Change in valuation allowance	11,517
Impairment	5,053
Tax credits	(1,344)
Share-based compensation	1,684
Other	(222)
Income tax benefit	$(2,097)

Effective income tax rate	2.6%

Income taxes paid (net of refunds received) included the following (in thousands):

Year Ended December 31, 2025
U.S. federal	$-
U.S. state	15
Foreign	15
$30

The significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating loss carryforwards	$31,063	$35,307
Share-based compensation	2,079	1,442
Tax credits	4,912	2,198
Accruals and reserves	2,076	1,688
Lease liability	343	372
Capitalized research and development costs	21,662	9,824
Deferred Income	5,601	-
Other	1	3
Total deferred tax assets	67,737	50,834
Valuation allowance	(60,364)	(41,830)
Net deferred tax assets	7,373	9,004

Deferred tax liabilities:
Property and equipment	(339)	(271)
Intangibles	(8,420)	(10,893)
Right-of-use asset	(316)	(335)
Total deferred tax liabilities	(9,075)	(11,499)

Net deferred tax liabilities	$(1,702)	$(2,495)

The Company’s Australian subsidiary had an accumulated deficit at December 31, 2025, and, accordingly, no provision has been provided thereon for any unremitted earnings.

The future realization of the tax benefits from existing temporary differences, net operating loss carryforwards and other tax attributes ultimately depends on the existence of sufficient taxable income within the carryforward period. Therefore, at each balance sheet reporting date, the Company assesses the realizability of its deferred tax assets whether it is more likely than not that some portion or all its deferred tax assets will not be realized. In assessing the realizability of its deferred tax assets, the Company considers all available evidence, both positive and negative, including results of operations in recent years, projected future taxable income, expected reversal of existing deferred tax liabilities, and tax planning strategies in making its assessment. After considering all available evidence, the Company has determined that it is more likely than not that its net deferred tax assets will not be realized in the foreseeable future. Therefore, the Company continues to maintain a valuation allowance against its net deferred tax assets as of December 31, 2025.

The Company maintained a full valuation allowance against its U.S. net deferred tax assets as of December 31, 2025 and 2024 with the exception of deferred tax liabilities that are indefinite-lived and are not able to be used as a source of income. The valuation increased by $18.5 million and $11.9 million during the years ended December 31, 2025 and 2024, respectively. The change in the valuation allowance for the year ended December 31, 2025 is primarily attributable to the capitalization of research and development costs. The change in the valuation allowance for the year ended December 31, 2024 is primarily attributable to net operating losses generated and the capitalization of research and development costs.

As of December 31, 2025, the Company has U.S. federal net operating loss carryforwards of $139.3 million which includes $89.6 million that have an unlimited carryforward period and $49.7 million that expire at various dates between 2026 and 2037. As of December 31, 2025, the Company has various state net operating loss carryforwards of $34.2 million that expire at various dates between 2033 and 2044.

As of December 31, 2025, the Company has U.S. federal research and development credits of $6.0 million that expire at various dates between 2035 and 2045, and state research and development credits of $0.1 million that begin to expire between 2036 and 2038.

The future realization of the Company’s net operating loss carryforwards and other tax attributes may be limited by the change in ownership rules under the U.S. Internal Revenue Code Section 382. Under Section 382, if a corporation undergoes an ownership change, the Company’s ability to utilize its net operating loss carryforwards and other tax attributes to offset income may be subject to an annual limitation. As of December 31, 2025, the Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes.

A reconciliation of the beginning and ending balance of total unrecognized tax benefits is as follows (in thousands):

	December 31, 2025	December 31, 2024
Beginning balance	$526	$-
Increases related to prior year tax positions	152	224
Increases related to current year tax positions	519	302
Ending balance	$1,197	$526

As of December 31, 2025 and 2024, the Company had gross unrecognized tax benefits of approximately $1.2 million and $0.5 million, respectively. The unrecognized tax benefits would give rise to additional deferred tax assets if recognized. This would also give rise to a corresponding increase in the valuation allowance and would not impact the Company’s effective tax rate. The Company did not accrue interest or penalties related to unrecognized tax benefits as they relate to unutilized tax attributes.

The Company files income tax returns in the U.S., including various states, and jurisdictions outside the U.S. Therefore, the Company is subject to tax examination by various taxing authorities. The Company is not currently under examination and is not aware of any issues under review that could result in significant payments, accruals or material deviation from its tax positions. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by local tax authorities to the extent such tax attribute is utilized in a future period. As of December 31, 2025, the tax years from 2021 to present remain open to examination by the various U.S. taxing authorities. However, to the extent the Company utilizes net operating losses from years prior to 2021, the statute remains open to the extent of the net operating losses or other credits that are utilized.

15.
401(k) Plan

On January 1, 2024, the Company merged two prior 401(k) plans into a new 401(k) plan with a company match where 100% of the first 4% of participants’ contributions are matched, up to a maximum company match of 4% of eligible compensation (subject to IRS annual limits). For the years ended December 31, 2025 and 2024, the Company recognized $0.9 million and $0.5 million in employer matching expense, respectively.

16.
Commitments and Contingencies

The Company has been in settlement negotiations with a representative for six stockholder plaintiff firms alleging the Company violated Delaware law in its preliminary proxy statement that was disseminated to stockholders in November 2022 for the Company’s annual meeting held in December 2022. Based on these settlement negotiations to date, the Company estimates that it will settle for no more than an aggregate of $0.2 million and, therefore, recorded an estimated liability of $0.2 million during the period ended December 31, 2022, which it maintained as of December 31, 2025. This balance is included in accrued expenses in the Consolidated Balance Sheets.

In May 2025, the Company entered into a supply agreement order with the U.S. Department of Energy (DOE) under which the Company will purchase Thorium-228 from the DOE during 2025 and 2026. The supply agreement includes a “take-or-pay” provision pursuant to which the Company is committed to purchasing approximately $8.4 million of Thorium-228 during the term of the agreement.

In October 2025, the Company entered into an agreement with a general contractor to begin building modifications at its facility in the Chicago, IL metropolitan area along with preparations for the eventual installation of some of the Comecer manufacturing equipment and associated clean rooms. The Company currently estimates that the aggregate cost of these modifications will be approximately $27.5 million. However, actual costs may differ.

In the ordinary course of business, the Company may agree to provide indemnification of varying scope and terms to vendors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breaches of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its officers and members of its Board of Directors that will require the Company to, among other things, indemnify those individuals against certain liabilities that may arise by reason of their status or service as officers or directors. The maximum amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2025 or 2024.

17.
Concentrations of Credit and Other Risks

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, accounts receivable and short-term investments.

The Company routinely assesses the financial strength of its receivables and provides an allowance for doubtful accounts as necessary. At December 31, 2025 and 2024, the allowance was approximately $0.4 million and $0.5 million, respectively.

The Company currently obtains nearly all of its supply of Thorium-228 (a precursor to 212Pb) from a single supplier, the DOE. The Company currently utilizes one vendor for the manufacture of resin chromatography columns that are used in its 212Pb generators, and the Company relies on a single vendor to assemble and load isotopes into the generators that are used to extract 212Pb for use in the doses for the Company’s clinical trials.

18.
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

Under the terms of the Option Agreement, Lantheus also had a right of first offer and last look protections for any third-party merger and acquisition transactions involving the Company for a 12-month period, which expired on January 8, 2025. In connection with the January 8, 2025 expiration of the right of first offer and last look provisions provided under the Option Agreement, the Company recognized $1.4 million on the Consolidated Statements of Operations and Comprehensive Loss as “Other income from a related party.”

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

On August 8, 2024, the Company entered into a license and access agreement with Lantheus. For additional information, see Note 10, Leases.