Form 10-Q
period 2026-03-31
Perspective Therapeutics, Inc.
filed 2026-05-11
CIK 728387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of May 6, 2026
Common stock, $0.001 par value	114,046,197

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q (Form 10-Q) contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). This statement is included for the express purpose of availing Perspective Therapeutics, Inc. of the protections of the safe harbor provisions of the PSLRA.

This Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements contained in this Form 10-Q other than statements of historical fact, including, without limitation, statements regarding our future financial condition, results of operations, business strategy and plans and objectives of management for future operations, industry trends and other future events are forward-looking statements. In some cases, you can identify forward-looking statements by terminology, such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “may,” “could,” “might,” “plan,” “should,” “will,” “would” or the negative of these terms and other similar expressions, although not all forward-looking statements contain these identifying terms. Forward-looking statements in this Form 10-Q include, among other things:

•
the timing, progress and results of our discovery programs, preclinical studies and clinical trials of our current and future product candidates, including statements regarding the timing of our planned regulatory communications, submissions and approvals, initiation and completion of studies or trials and related preparatory work and the period during which the results of the trials will become available, and our research and development programs;
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
•
our belief regarding the geographic scope and depth of protection for our core radiopharmaceutical technologies and manufacturing platforms;
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

i

These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under the heading “Risk Factors” in Part I, Item IA of our Annual Report on Form 10-K for the period ended December 31, 2025, filed with the Securities and Exchange Commission on March 16, 2026, that may cause actual results to differ materially. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by such risks and uncertainties, and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. Readers are cautioned not to place undue reliance on such forward-looking statements as they speak only of our views as of the date the statement was made (or any earlier date indicated in such statement). While we may update certain forward-looking statements from time to time, we undertake no obligation to do so, whether as a result of new information, future events or otherwise, except as required by applicable law. Our U.S. Securities and Exchange Commission (SEC) filings are available publicly on the SEC’s website at www.sec.gov.

NOTE REGARDING COMPANY REFERENCES

Unless the context requires otherwise, references to “Perspective,” the “Company,” “we,” “us” and “our” refer to Perspective Therapeutics, Inc., and, as the context requires, its subsidiaries.

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

USE OF TRADEMARKS

This Form 10-Q includes trademarks, trade names, and service marks, either federally registered or pending examination with the United States Patent and Trademark Office (USPTO), that we own. Our federally registered trademarks and service marks include (without limitation) PERSPECTIVE THERAPEUTICS® and Viewpoint Molecular Targeting®. Our trademarks pending examination with the USPTO include AlphaPRIME™, PSC™ and DoseNow™. This Quarterly Report may contain additional trademarks, trade names, and service marks of others, which are, to Perspective’s knowledge, the property of their respective owners. Solely for convenience, trademarks, trade names, and service marks referred to in this Quarterly Report appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that Perspective will not assert, to the fullest extent under applicable law, its rights or the rights of the applicable licensor to these trademarks, trade names, and service marks. Perspective does not intend its use of other parties’ trademarks, trade names, or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of Perspective by, such other parties.

ii

PERSPECTIVE THERAPEUTICS, INC.

iii

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Perspective Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except shares and par value data)

	March 31,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,972	$30,629
Short-term investments	216,957	114,108
Accounts receivable, net (allowance for doubtful accounts was $375 for each period)	58	6
Prepaid expenses and other current assets	4,365	3,646
Total current assets	275,352	148,389
Noncurrent assets:
Property and equipment, net	92,483	76,597
Right-of-use asset, net	2,444	1,500
Intangible assets, in-process research and development	40,000	40,000
Other assets, net	490	486
Total assets	$410,769	$266,972

LIABILITIES AND STOCKHOLDERSʼ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$26,485	$20,511
Lease liability	1,069	623
Accrued personnel expenses	3,876	7,489
Note payable	56	56
Total current liabilities	31,486	28,679
Noncurrent liabilities:
Lease liability, net of current portion	1,552	1,005
Note payable, net of current portion	1,554	1,569
Deferred Income (Note 3)	26,600	26,600
Deferred tax liability	1,702	1,702
Other noncurrent liabilities	437	386
Total liabilities	63,331	59,941

Commitments and Contingencies (Note 10)

Stockholdersʼ equity:
Preferred stock: $0.001 par value; 7,000,000 shares authorized; 5,000,000 designated Series B convertible; no shares issued	-	-
Common stock: $0.001 par value; 750,000,000 shares authorized; 114,017,755 and 74,337,990 shares issued	114	74
Additional paid-in capital	708,579	541,687
Accumulated other comprehensive (loss) income	(226)	110
Accumulated deficit	(361,029)	(334,840)
Total stockholdersʼ equity	347,438	207,031

Total liabilities and stockholdersʼ equity	$410,769	$266,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

Perspective Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended March 31,
	2026	2025

Grant revenue	$76	$342

Operating expenses:
Research and development	21,372	14,332
General and administrative	6,985	7,842
Total operating expenses	28,357	22,174
Operating loss	(28,281)	(21,832)

Non-operating income (expense):
Interest income	2,197	2,384
Interest and other expense	(105)	(128)
Other income from a related party (Note 3)	-	1,400
Equity in loss of affiliate	-	(1)
Total non-operating income, net	2,092	3,655
Net loss	$(26,189)	$(18,177)

Basic and diluted loss per share	$(0.25)	$(0.25)

Weighted average number of shares used in computing net loss per share:
Basic and diluted	103,604	72,357

Unrealized (loss) gain on available-for-sale securities	$(336)	$70
Comprehensive loss	$(26,525)	$(18,107)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Perspective Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,189)	$(18,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Net accretion of discounts on available-for-sale securities	(490)	(990)
Depreciation and amortization expense	1,126	732
Share-based compensation	2,553	2,098
Other noncash income, net	78	138
Changes in operating assets and liabilities:
Accounts receivable	(52)	38
Interest receivable	(392)	(74)
Prepaid expenses and other current assets	(327)	240
Accounts payable and accrued expenses	(4,213)	(1,711)
Deferred Income[1]	-	(1,400)
Accrued personnel expenses	(3,613)	(2,566)
Other noncurrent liabilities	51	90
Net cash used in operating activities	(31,468)	(21,582)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(6,858)	(4,656)
Additions to other assets	-	(9)
Purchases of available-for-sale securities	(150,336)	(22,604)
Maturities of available-for-sale securities	47,641	21,704
Net cash used in investing activities	(109,553)	(5,565)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(15)	(13)
Proceeds from sales of common stock, pursuant to exercise of options	290	-
Proceeds from issuance of common stock and Pre-funded Warrants, net[1]	164,089	9,986
Net cash provided by financing activities	164,364	9,973

Net increase (decrease) in cash and cash equivalents	23,343	(17,174)
Cash and cash equivalents at beginning of period	30,629	61,580
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$53,972	$44,406

Supplemental schedule of noncash investing and financing activities:
Additions to property and equipment in accounts payable and accrued expenses	$10,152	$-
Recognition of operating lease liability and right-of-use asset	1,250	-

1. See Note 3, Investments and Agreements, for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Perspective Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

(In thousands, except shares)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balances at December 31, 2025	74,337,990	$74	$541,687	$110	$(334,840)	$207,031
Issuance of common stock and pre-funded warrants pursuant to the 2026 Registered Offering, net[1]	39,576,088	40	164,049	-	-	164,089
Issuance of common stock pursuant to exercise of options	103,677	-	290			290
Unrealized loss on available-for-sale securities	-	-	-	(336)	-	(336)
Share-based compensation	-	-	2,553	-	-	2,553
Net loss	-	-	-		(26,189)	(26,189)
Balances at March 31, 2026	114,017,755	$114	$708,579	$(226)	$(361,029)	$347,438

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balances at December 31, 2024	70,671,464	$70	$522,368	$(51)	$(231,719)	$290,668
Issuance of common stock pursuant to the 2024 At-the-Market Agreement, net[1]	3,379,377	3	9,983	-	-	9,986
Unrealized gain on available-for-sale securities	-	-	-	70	-	70
Share-based compensation	-	-	2,098	-	-	2,098
Net loss	-	-	-	-	(18,177)	(18,177)
Balances at March 31, 2025	74,050,841	$73	$534,449	$19	$(249,896)	$284,645

1. See Note 3, Investments and Agreements, for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Perspective Therapeutics, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1.
Basis of Presentation and Summary of Significant Accounting Policies

Perspective Therapeutics, Inc. is a radiopharmaceutical development company that is pioneering advanced treatment applications for cancers throughout the body. The accompanying condensed consolidated financial statements are those of Perspective Therapeutics, Inc., and its wholly owned subsidiaries, referred to herein as “Perspective Therapeutics” or the “Company.” All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments necessary for the fair presentation of the condensed consolidated financial statements for the interim periods presented have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes as set forth in the Company’s Annual Report on Form 10-K for the period ended December 31, 2025 filed with the Securities and Exchange Commission (SEC) on March 16, 2026 (2025 Form 10-K).

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

Segment Information

A segment is defined as a component of an entity that has discrete financial information available for regular evaluation by the Chief Operating Decision Maker (CODM) and is used to make decisions on how to allocate resources and assess performance. The Company has one operating and reportable segment, which is its radiopharmaceutical development segment. The accounting policies of the radiopharmaceutical development segment are the same as those reported in Note 2, Summary of Significant Accounting Policies, in the 2025 Form 10-K. The measurement of segment profit or loss is reported as “net loss” in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company monitors its cash, cash equivalents and short-term investments, as reported in the Condensed Consolidated Balance Sheets, to determine funding for its research and development. To allocate resources, the Company’s CODM, who is its Chief Executive Officer, regularly reviews scientific data from clinical and preclinical studies and forecasted expenses for continuing operations. The Company currently does not generate revenue from commercial products and incurs the majority of its operating expenses in the United States.

Liquidity

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company has had a history of operating losses and an absence of significant recurring cash inflows from revenue. At March 31, 2026, the Company had cash, cash equivalents and short-term investments of $270.9 million and total accumulated deficit of $361.0 million. The Company has historically financed its operations primarily through selling equity.

The Company believes that its $270.9 million of cash, cash equivalents and short-term investments as of March 31, 2026 will enable it to fund its current planned operations into late 2027, though it may raise additional capital through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements and/or government funding and grants. In February 2026, the Company announced the closing of an underwritten offering with gross proceeds of approximately $175.0 million.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies and recent accounting pronouncements are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements in Item 8 of the 2025 Form 10-K. There have been no material changes to the Company’s significant accounting policies.

2.
Loss per Share

Basic and diluted loss per share is calculated by dividing net loss by the weighted average number of shares of Common Stock outstanding and does not include the impact of any potentially dilutive common stock equivalents. In February 2026, the Company issued pre-funded warrants in connection with the 2026 Offering (as defined below) (see Note 3, Investments and Agreements, in this Form 10-Q). In addition, during 2024 the Company issued other pre-funded warrants in connection with equity offerings. For additional information see Note 2, Summary of Significant Accounting Policies, and Note 3, Investments and Agreements, of the 2025 Form 10-K. As the pre-funded warrants’ exercise price is nominal and there are no conditions that must be satisfied prior to their exercise, the pre-funded warrants are included in the calculation of the basic and diluted earnings per share as of March 31, 2026. At each of March 31, 2026 and 2025, the calculation of diluted weighted average shares did not include common stock warrants or options that were potentially convertible into Common Stock as those would be antidilutive due to the Company’s net loss position.

Securities not considered in the calculation of diluted loss per share, but that could be dilutive in the future, are as follows:

	March 31, 2026	March 31, 2025
Common stock warrants	338,715	415,779
Common stock options	13,522,033	10,170,795
Total potential dilutive securities	13,860,748	10,586,574

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

The 2026 Offering was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-279692), as amended, which was most recently declared effective on April 8, 2025, a related base prospectus dated April 8, 2025, and a free writing prospectus and prospectus supplement each dated February 2, 2026.

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

Option Agreement

On January 8, 2024, the Company entered into an option agreement (Option Agreement) with Lantheus whereby Lantheus was granted an exclusive option to negotiate an exclusive, worldwide, royalty- and milestone-bearing right and license to [212Pb]VMT-α-NET, the Company’s clinical-stage alpha therapy developed for the treatment of neuroendocrine tumors. If good-faith negotiations fail, Lantheus has a one-year right to reenter negotiations if a third party offers to purchase or license the [212Pb]VMT-α-NET program. Additionally, Lantheus has a right to co-fund the Investigational New Drug (IND) application, enabling studies for early-stage therapeutic candidates targeting prostate-specific membrane antigen and gastrin-releasing peptide receptor and, prior to IND filing, a right to negotiate for an exclusive license to such candidates. In consideration of the rights granted by the Company to Lantheus pursuant to the Option Agreement, Lantheus paid to the Company a one-time payment of $28.0 million, subject to certain withholding provisions.

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

Accordingly, the Condensed Consolidated Balance Sheets report long-term liabilities related to these options under the caption, “Deferred Income.” The values for each distinct option within the Option Agreement were determined by estimating the fair value of each distinct option by a third-party valuation firm and the liabilities will be recognized as income in the Condensed Consolidated Statements of Operations and Comprehensive Loss as the various options expire. In connection with the January 8, 2025 expiration of the right of first offer and last look provisions provided under the Option Agreement, the Company recognized $1.4 million in the Condensed Consolidated Statements of Operations and Comprehensive Loss as “Other income from a related party.”

4.
Discontinued Operations

In December 2023, a wholly owned subsidiary of the Company entered into an Asset Purchase Agreement (APA) with GT Medical Technologies, Inc. (GT Medical) pursuant to which GT Medical acquired the Company’s Cesium-131 business and substantially all of the subsidiary’s assets related to that business, including equipment, certain contracts, inventory and intellectual property. The transaction closed in April 2024. For additional information, see Note 4, Discontinued Operations, of the 2025 Form 10-K.

Pursuant to the terms of, and subject to the conditions specified in, the APA, the Company’s subsidiary received 0.5% of GT Medical’s issued and outstanding capital stock on a fully diluted basis as of the closing of the transaction with GT Medical and has the right to receive, and GT Medical is obligated to pay, certain cash royalty payments of a low single digital percentage of annual net sales for approximately four years. During the second quarter of 2025, the Company recognized $0.2 million in royalties received pursuant to the GT Medical APA for the period from April 2024 to April 2025.

As of March 31, 2026, the GT Medical stock was valued at $0.2 million based on an updated valuation report prepared for GT Medical.

5.
Property and Equipment

In 2024, the Company purchased buildings located in the metropolitan areas of Houston, TX, Chicago, IL, and Los Angeles, CA, which it intends to use to manufacture its program candidates upon completion of modifications and installation of equipment. Also in 2024, the Company entered into a Master Equipment and Services Agreement (MESA) and statements of work (SOWs) thereunder with Comecer SpA (Comecer), pursuant to which the Company agreed to purchase from Comecer manufacturing equipment for the production of the Company’s radiopharmaceutical program candidates including, but not limited to, isotope processing hot cells and production suites and related equipment (collectively, the Deliverables) and services for installation and validation of the Deliverables at several of the Company’s production facilities in the United States. The aggregate consideration for such equipment and services pursuant to the MESA and SOWs is approximately €49.0 million payable in cash, excluding certain incidental costs, such as taxes, customs and duties, local transport, insurance and rigging. The Company may also elect to purchase certain additional equipment and services pursuant to the SOWs. The MESA provides for the payment of certain amounts in installments over the course of the production, installation and validation of the Deliverables. For additional information related to these events, see Note 6, Property and Equipment, of the 2025 Form 10-K.

In October 2025 and April 2026, the Company entered into agreements with a general contractor pursuant to which the Company is expected to pay approximately $34.4 million. The first agreement is for the general contractor to make building modifications at the Company’s facility in the Chicago, IL, metropolitan area and to prepare for the installation of some of the Comecer manufacturing equipment and associated clean rooms at that site. The second agreement is for the general contractor to order long-lead time items and to prepare to make modifications to the Company’s facility in the Los Angeles, CA metropolitan area, including for the eventual installation of some of the Comecer manufacturing equipment and associated clean rooms at that site. The Company anticipates incurring additional spending with this general contractor, particularly in connection with the build out of the facility in the Los Angeles, CA metropolitan area.

The Company’s property and equipment consisted of the following (in thousands):

	March 31, 2026	December 31, 2025

Building	$1,770	$1,770
Land	917	917
Equipment	15,928	15,457
Leasehold improvements	3,892	3,864
Construction in progress[1]	77,304	60,793
Property and equipment	99,811	82,801
Less accumulated depreciation	(7,328)	(6,204)
Property and equipment, net	$92,483	$76,597
1.
Property and equipment not placed in service are items that meet the capitalization threshold, or which management believes will meet the threshold at the time of completion and which have yet to be placed into service as of the date of the balance sheets and, therefore, no depreciation expense has been recognized.

6.
Other Intangible Assets

The net carrying value of the Company’s in-process research and development (IPR&D) assets was $40 million at each of March 31, 2026 and December 31, 2025.

The Company’s IPR&D assets represent the estimated fair value of its pipeline of acquired radiotherapy program candidates. The Company tests its indefinite-lived intangible assets for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of its assets. No testing was deemed necessary during the three months ended March 31, 2026. For additional information related to the Company’s IPR&D assets, see Notes 2 and 9 in the Company’s 2025 Form 10-K.

7.
Available-for-Sale Securities

The Company invests in available-for-sale securities that consist of U.S. Treasury Securities, U.S. Agency bonds, commercial paper, certificates of deposit, corporate debt securities and asset-backed securities.

The Company’s cash equivalents consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Cash equivalents
Money market funds	$49,158	$24,134
Commercial paper	-	2,488
Corporate debt securities	1,038	826
Total cash equivalents	$50,196	$27,448

The Company’s available-for-sale securities that are measured at fair value on a recurring basis consisted of the following (in thousands):

		March 31, 2026
	Maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Securities of U.S. government and government agencies	Within two years	$72,144	$4	$(49)	$72,099
Commercial paper	Within one year	44,060	1	(84)	43,977
Corporate debt securities	Within one year	96,326	4	(101)	96,229
Asset-backed securities	Within three years	4,653	6	(7)	4,652
Total available-for-sale securities		$217,183	$15	$(241)	$216,957

		December 31, 2025
	Maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Securities of U.S. government and government agencies	Within one year	$29,973	$37	$-	$30,010
Commercial paper	Within one year	19,484	15	-	19,499
Certificates of deposit	Within one year	1,720	1	-	1,721
Corporate debt securities	Within one year	56,909	52	(1)	56,960
Asset-backed securities	Within four years	5,914	7	(3)	5,918
Total available-for-sale securities		$114,000	$112	$(4)	$114,108

The Company’s available-for-sale securities are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund operations as needed. At March 31, 2026, there were 113 available-for-sale securities with a fair value of $177.1 million that were in a gross unrealized loss position for less than 12 months and none that were in a gross unrealized loss position for 12 months or more. The Company determined it is not “more likely than not” that it will be required to sell these securities prior to recovery of their amortized cost basis. As such, the Company did not record a credit allowance as of either March 31, 2026 or December 31, 2025. Accrued interest receivable on the Company’s available-for-sale securities was $0.1 million and de minimis as of March 31, 2026 and December 31, 2025, respectively. For the three months ended March 31, 2026 and 2025, the Company did not write off any accrued interest receivables, and there were no realized gains or losses.

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

Below is the summary of the Company’s cash equivalents and short-term investments measured at fair value on a recurring basis and categorized using the fair value hierarchy (in thousands):

	March 31, 2026
	Level 1	Level 2	Total
Cash equivalents
Money market funds	$49,158	$-	$49,158
Corporate debt securities	-	1,038	1,038
Total cash equivalents	49,158	1,038	50,196
Available-for-sale securities
Securities of U.S. government and government agencies	-	72,099	72,099
Commercial paper	-	43,977	43,977
Corporate debt securities	-	96,229	96,229
Asset-backed securities	-	4,652	4,652
Total available-for-sale securities	-	216,957	216,957
Total cash equivalents and available-for-sale securities	$49,158	$217,995	$267,153

	December 31, 2025
	Level 1	Level 2	Total
Cash equivalents
Money market funds	$24,134	$-	$24,134
Commercial paper	-	2,488	2,488
Corporate debt securities	-	826	826
Total cash equivalents	24,134	3,314	27,448
Available-for-sale securities
Securities of U.S. government and government agencies	-	30,010	30,010
Commercial paper	-	19,499	19,499
Certificates of deposit	-	1,721	1,721
Corporate debt securities	-	56,960	56,960
Asset-backed securities	-	5,918	5,918
Total available-for-sale securities	-	114,108	114,108
Total cash equivalents and available-for-sale securities	$24,134	$117,422	$141,556

There were no Level 3 financial instruments measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025.

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

The following table presents the share-based compensation expense recognized for all share-based compensation arrangements (in thousands):

	Three Months Ended March 31,
	2026	2025

Research and development expense	$1,132	$897
General and administrative expense	1,421	1,201
Total share-based compensation expense	$2,553	$2,098

10.
Commitments and Contingencies

The Company has been in settlement negotiations with a representative for six stockholder plaintiff firms alleging the Company violated Delaware law in its preliminary proxy statement that was disseminated to stockholders in November 2022 for the Company’s annual meeting held in December 2022. Based on these settlement negotiations to date, the Company estimates that it will settle for no more than an aggregate of $0.2 million and, therefore, had an accrual for the estimated liability of $0.2 million as of March 31, 2026 and December 31, 2025. This balance is included in accrued expenses on the unaudited Condensed Consolidated Balance Sheets.

In May 2025 and May 2026, the Company entered into supply agreements with the U.S. Department of Energy (DOE) under which the Company will purchase Thorium-228 from the DOE between 2025 and 2027. As of March 31, 2026, the Company has met and been invoiced for its minimum purchase requirements under the May 2025 supply agreement. The May 2026 supply agreement includes a “take-or-pay” provision pursuant to which the Company is committed to purchasing approximately $9.9 million of Thorium-228 during the term of the agreement.

In October 2025 and April 2026, the Company entered into agreements with a general contractor pursuant to which the Company is expected to pay approximately $34.4 million. The first agreement is for the general contractor to make building modifications at the Company’s facility in the Chicago, IL, metropolitan area and to prepare for the installation of some of the Comecer manufacturing equipment and associated clean rooms at that site. The second agreement is for the general contractor to order long-lead time items and to prepare to make modifications to the Company’s facility in the Los Angeles, CA metropolitan area, including for the eventual installation of some of the Comecer manufacturing equipment and associated clean rooms at that site. The Company anticipates incurring additional spending with this general contractor, particularly in connection with the build out of the facility in the Los Angeles, CA metropolitan area.

11.
Related Parties

In connection with the Lantheus Investment Agreement entered into with Lantheus on January 8, 2024, the Company agreed to sell and issue the Lantheus Shares. The number of Lantheus Shares sold was 5,634,235, representing 19.99% of the outstanding shares of Common Stock as of January 8, 2024.

Also on January 8, 2024, the Company entered into the Option Agreement with Lantheus whereby Lantheus was granted an exclusive option to negotiate an exclusive, worldwide, royalty- and milestone-bearing right and license to [212Pb]VMT-α-NET, the Company’s clinical-stage alpha therapy developed for the treatment of neuroendocrine tumors. If good-faith negotiations fail, Lantheus has a one-year right to reenter negotiations if a third party offers to purchase or license the [212Pb]VMT-α-NET program. Additionally, Lantheus has a right to co-fund the IND application, enabling studies for early-stage therapeutic candidates targeting prostate-specific membrane antigen and gastrin-releasing peptide receptor and, prior to IND filing, a right to negotiate for an exclusive license to such candidates. In consideration of the rights granted by the Company to Lantheus pursuant to the Option Agreement, Lantheus paid to the Company a one-time payment of $28.0 million, subject to certain withholding provisions.

Under the terms of the Option Agreement, Lantheus also had a right of first offer and last look protections for any third-party merger and acquisition transactions involving the Company for a 12-month period, which expired on January 8, 2025. In connection with the January 8, 2025 expiration of the right of first offer and last look provisions provided under the Option Agreement, the Company recognized $1.4 million in the Condensed Consolidated Statements of Operations and Comprehensive Loss as “Other income from a related party.”

For additional information regarding the Lantheus Investment Agreement and the Option Agreement, see Note 3, Investments and Agreements.

On August 8, 2024, the Company entered into an access and license agreement with Lantheus. For additional information, see Note 12, Leases.

12.
Leases

The Company accounts for its leases under ASC 842, Leases. Effective April 1, 2024, the Company entered into a lease for laboratory space in Coralville, IA. The lease was amended in February 2026 to extend the termination date to March 2028. Upon entering into and amending this lease, the Company recognized a right-of-use asset and lease liability of approximately $1.1 million and $1.3 million, respectively, in the Condensed Consolidated Balance Sheet based upon the present value of the future lease payments discounted at an 8% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit discount rate. In November 2025, the Company entered into a lease agreement for office space, also in Coralville, IA, that terminates in November 2028. Upon entering into this lease, the Company recognized a right-of-use asset and lease liability of approximately $0.2 million in the Consolidated Balance Sheet based upon the present value of future lease payments discounted at an 8% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit discount rate.

The Company acquired a lease from Progenics, an affiliate of Lantheus, for a production facility in Somerset, NJ, effective on March 1, 2024 (see Note 3, Investments and Agreements, in the 2025 Form 10-K). The lease terminates on November 29, 2028. Upon entering into this lease, the Company recognized a right-of-use asset and lease liability of approximately $0.3 million in the Condensed Consolidated Balance Sheet based upon the present value of the future lease payments discounted at an 8% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit discount rate.

On August 8, 2024, the Company assumed a lease from Progenics for office space in Somerset, NJ (Office). The lease terminates on November 30, 2028. Upon entering into this lease, the Company recognized a right-of-use asset and lease liability of approximately $0.6 million in the Condensed Consolidated Balance Sheet based upon the present value of the future lease payments discounted at an 8% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit discount rate.

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

On July 1, 2023, the Company entered into a lease for office space in Seattle, WA, that terminates in October 2028. Upon entering into this lease, the Company recognized a right-of-use asset and lease liability of approximately $0.8 million in the Condensed Consolidated Balance Sheet based upon the present value of the future lease payments discounted at an 8% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit discount rate.

The weighted average remaining term and discount rate for the Company’s operating leases as of March 31, 2026 was 2.3 years and 8%, respectively.

The Company’s operating lease expense was $0.3 million for each of the three months ended March 31, 2026 and 2025.

The following table presents the future operating lease payments and lease liability included in the Condensed Consolidated Balance Sheet related to the Company’s operating leases as of March 31, 2026 (in thousands):

Year Ending December 31,
2026 (remaining nine months)	$893
2027	1,248
2028	700
Total	2,841
Less: imputed interest	(220)
Total lease liability	2,621
Less: current portion	(1,069)
Noncurrent lease liability	$1,552

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

The following table presents the current and long-term portions of the note payable (in thousands):

	March 31,	December 31,
	2026	2025

Note payable	$1,610	$1,625
Less: current portion	(56)	(56)
Note payable, long-term portion	$1,554	$1,569

The following table presents the future principal payments included in the Condensed Consolidated Balance Sheets related to the Company’s note payable as of March 31, 2026 (in thousands):

Years ending December 31:
2026 (remaining nine months)	$41
2027	1,569
Total	$1,610

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with (i) the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (Form 10-Q), (ii) our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (SEC) on March 16, 2026 (2025 Form 10-K) and (iii) other filings we have made with the SEC. As discussed under the heading “Cautionary Note Regarding Forward-Looking Statements,” this discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and involves numerous risks and uncertainties, including but not limited to those described under the heading “Risk Factors” in the 2025 Form 10-K that may cause actual results to differ materially from those described in or implied by any forward-looking statements. Unless the context otherwise requires, references in these notes to the “Company,” “Perspective,” “we,” “us” and “our,” except where the context requires otherwise, refer to Perspective Therapeutics, Inc. and its subsidiaries.

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

We initially dosed two patients in Cohort 1 (treated at 2.5 mCi per dose) and seven patients in Cohort 2 (treated at 5.0 mCi per dose) of our Phase 1/2a clinical trial (NCT05636618) of [212Pb]VMT-α-NET in patients with unresectable or metastatic SSTR2-expressing NETs, regardless of body weight. Subsequent review for dose-limiting toxicity (DLT) during the safety observation period in the seven patients enrolled in Cohort 2 by the Safety Monitoring Committee (SMC) led the SMC to recommend escalating further in a third cohort and enrolling additional patients at 5.0 mCi to better understand efficacy and safety. During the second quarter of 2025, enrollment for Cohort 2 closed with an additional 39 patients having received at least one treatment, for a total of 46 patients including the seven who were enrolled for DLT observation.

In late June 2025, we announced the opening of Cohort 3 in which patients are receiving up to four fixed administered doses of [212Pb]VMT-α-NET at 6.0 mCi every eight weeks if they weigh more than 60 kg (133 lb), or 100μCi/kg of body weight if they weigh less than or equal to 60 kg. Eight Cohort 3 patients then commenced treatment with VMT-α-NET and contributed to the DLT assessment by the SMC. The DLT assessment is now complete, and we are cleared to treat more patients at this dose. As of April 30, 2026, a total of 20 patients have been treated in Cohort 3. This cohort is now closed to enrollment. By late 2026, the eight patients initially enrolled for DLT assessment will have had the opportunity for at least 48 weeks of follow-up since beginning treatment.

Cohort 4 is now open for recruitment. This cohort explores optimizing a 20 mCi cumulative dose by front-loading, with 6.0 mCi in the first dose, 5.0 mCi in the second dose, 5.0 mCi in the third dose, and 4.0 mCi in the fourth dose. The purpose of this dosing regimen is to determine whether front-loading could change response kinetics and improve response rate at lower cumulative doses. Additionally, administering a higher dose while there are more tumors could result in a kidney-sparing effect and improved safety.

During the dose-finding phase of the study, we enrolled primarily NET patients whose disease originated in the pancreas or the digestive tract. We have an allowance for enrollment of NET patients whose disease originated in the lung (of which small cell lung cancer is a subset), pheochromocytoma and paraganglioma NETs, and SSTR2+ meningioma.

We opened a proof-of-concept cohort of meningioma patients. To date, there is no approved systematic therapy for this disease. The unmet medical need may support an expedited development path.

Updated interim data from the study, as of a data cut-off (DCO) date of March 4, 2026, were presented at the American Association for Cancer Research Annual Meeting 2026 (AACR 2026). The safety findings based on 64 patients (two patients in Cohort 1 (2.5 mCi), 46 patients in Cohort 2 (5.0 mCi) and 16 patients in Cohort 3 (6.0 mCi)) showed no reports of DLTs, serious renal complications, treatment-related discontinuations, serious renal complications, dysphagia or clinically significant treatment-related myelosuppression. Grade 3 or higher treatment-emergent adverse events were reported in 23 patients (36%). One of these patients, who was enrolled in Cohort 3, experienced a transient decrease in lymphocyte count on the cusp between Grades 3 and 4. The site subsequently determined this event to be a Grade 3 event. This event was transient and resolved without medical intervention. The patient completed the full course of [212Pb]VMT-α-NET treatment, consisting of four treatments without interruption, and remains on study. There were no Grade 4 or 5 events. No additional patients experienced serious adverse events (SAEs) since the most recent update at the 2026 ASCO Gastrointestinal Cancers Symposium (ASCO-GI 2026), with none of the five SAEs deemed related to the study medication.

Updated efficacy analysis in the same 25 patients from ASCO-GI 2026 and the European Society for Medical Oncology (ESMO) Congress 2025 in October 2025 (consisting of both patients in Cohort 1 and 23 patients in Cohort 2) were presented at AACR 2026 with an additional 12 weeks and 25 weeks of follow-up, respectively. Eighteen of the 25 patients (72%) were without progression and remained alive, including both patients in Cohort 1. Ten patients were observed to have a response according to investigator-assessed RECIST v1.1. Nine of those responses were previously reported at ASCO-GI 2026, including one initial response that has since been confirmed. Since then, one more patient experienced an initial response in their most recent tumor assessment. The patient remains in the study and thus is expected to receive a subsequent tumor assessment. Ten of the 23 patients (43%) in Cohort 2 were observed to have a response according to investigator-assessed RECIST v1.1. Eight of the 16 patients (50%) in Cohort 2 whose tumors all express SSTR2 were observed to have a response according to investigator-assessed RECIST v1.1. Nine patients were observed to have deepening of best response since initial tumor assessments on these patients were reported at ESMO.

As of April 30, 2026, the first 23 patients in Cohort 2 have had the opportunity for at least 60 weeks of follow-up since beginning treatment, and by late 2026, we expect all 46 patients in Cohort 2 would have had the opportunity for at least 60 weeks of follow-up since beginning treatment.

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

By late 2026, the 10 patients who had received VMT01 3.0 mCi treatment since the initiation or re-opening of these cohorts in September 2025 have had the opportunity for at least 24 weeks of follow-up after their initial doses, sufficient time to receive at least one scan after their full treatment (up to three doses every eight weeks).

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

We filed an IND application for PSV359 in December 2024, and we received a “study may proceed” letter (i.e., approval to conduct the trial) from the FDA in the first quarter of 2025. In April 2025, we announced the first patient was treated with [212Pb]PSV359. As of April 30, 2026, two patients have been treated with [212Pb]PSV359 at 2.5 mCi (Cohort 1), and seven patients have been treated with [212Pb]PSV359 at 5.0 mCi (Cohort 2), for a total of nine patients. By late 2026, these patients will have had the opportunity for at least 32 weeks of follow-up after their initial doses, sufficient time to have completed at least one scan after the full course of treatment (up to four doses every eight weeks).

We have been cleared to open Cohort 3, which is now open for recruitment, following the SMC’s review of safety data from Cohort 2.

Discovery Program

Our discovery team is preparing multiple additional novel constructs for potential first-in-human (FIH) imaging as a de-risking step for potential therapeutic benefit, including our pre-targeting platform license from Stony Brook University. If and when these constructs meet our criteria for further development, we plan to proceed with pre-IND filing activities.

In May 2026, we presented an FIH image for PSV594, designed to target and deliver 212Pb to tumor sites expressing the Cholecystokinin 2 Receptor (CCK2R), which is expressed across a range of hard-to-treat cancers. The targeting moiety may also be radiolabeled with 203Pb or 68Ga to detect CCK2R expression in-vivo. Preclinical and FIH images suggest the targeting moiety has clean, precise tumor uptake with limited kidney retention, which may result in a desirable therapeutic index.

Intellectual Property

We continue to strengthen our intellectual property portfolio in support of our platform technologies, product candidates and other programs. Our patent covering the VMT-α-GEN 212Pb-generation technology was issued in the U.S. in March 2026, and the corresponding European patent application has been allowed. Our AlphaPRIME™ 212Pb-generation technology is patented in the U.S., China and Europe. We believe these developments further enhance the geographic scope and depth of protection for our core radiopharmaceutical technologies and manufacturing platforms.

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
•
continue the development of our other product candidates and other discovery programs, including PSV594;
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

As of March 31, 2026, we had cash, cash equivalents and short-term investments of $270.9 million. We believe our cash, cash equivalents and short-term investments will be sufficient to fund our current planned clinical milestones and operational investments for at least the next 12 months from the date the condensed consolidated financial statements in this report were issued and into late 2027. Management anticipates a significant increase in expenses, particularly in research and development, as it works to implement its strategy to advance our clinical assets in their clinical trials, expand our manufacturing capabilities and progress our preclinical assets towards clinical trials.

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

In May 2025 and May 2026, we entered into supply agreements with the U.S. Department of Energy (DOE) under which we will purchase Thorium-228 from the DOE between 2025 and 2027. As of March 31, 2026, we have met and been invoiced for our minimum purchase requirements under the May 2025 supply agreement. The May 2026 supply agreement includes a “take-or-pay” provision pursuant to which we are committed to purchasing approximately $9.9 million of Thorium-228 during the term of the agreement.

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

Facility Acquisitions and Modifications

We continue to make progress on expanding our manufacturing capabilities by increasing and enhancing capacity at existing facilities and building out recently acquired sites.

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

In October 2025 and April 2026, we entered into agreements with a general contractor pursuant to which we expect to pay approximately $34.4 million. The first agreement is for the general contractor to make building modifications at our facility in the Chicago, IL, metropolitan area and to prepare for the installation of some of the Comecer manufacturing equipment and associated clean rooms at that site. We expect to complete construction at that site in 2026. The second agreement is for the general contractor to order long-lead time items and to prepare to make modifications to our facility in the Los Angeles, CA metropolitan area, including for the eventual installation of some of the Comecer manufacturing equipment and associated clean rooms at that site. We anticipate incurring additional spending with this general contractor, particularly in connection with the build out of our facility in the Los Angeles, CA metropolitan area.

We have plans for facilities and manufacturing beyond our current footprint.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, management evaluates critical accounting estimates and judgments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in Part II, Item 7 and Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in Part II, Item 8 of the 2025 Form 10-K are those that depend most heavily on these judgments and estimates.

As of March 31, 2026, there have been no material changes to any of the critical accounting policies and estimates contained therein.

Results of Operations

The following table sets forth our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025	Change

Grant revenue	$76	$342	$(266)

Operating expenses:
Research and development expenses	21,372	14,332	7,040
General and administrative expenses	6,985	7,842	(857)
Total operating expenses	28,357	22,174	6,183

Operating loss	$(28,281)	$(21,832)	$(6,449)

Grant Revenue

Grant revenue for all periods presented relates to our work for the National Institutes of Health. Our alpha-therapy business is in the clinical stage and, therefore, none of our revenues reflect sales of any of our alpha-therapy candidates, which are still under development.

Operating Expenses

Research and Development

Research and development expenses were $21.4 million for the three months ended March 31, 2026, compared to $14.3 million for the three months ended March 31, 2025, an increase of $7.0 million. The increase in research and development expenses was primarily related to higher personnel costs, including share-based compensation, due to additional headcount to support our ongoing clinical trials, as well as increased spending on contract development and manufacturing organizations, clinical site activities, drug programs and delivery, pipeline studies and consulting.

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

Management believes that the cost of certain raw materials used in the production of our novel radiopharmaceutical drugs and program candidates may increase in the coming years, including as a result of increased demand for materials required for the production of radiopharmaceuticals. We are also currently evaluating how potential U.S. and international trade policies, including tariffs, might impact our costs for supplies, equipment and materials used in the development and production of our TAT drug program candidates. We currently source much of the raw materials that are used to produce our program candidates in the U.S. Some equipment and other materials that will be used at our manufacturing sites is sourced from outside the U.S. Based on our analysis of recently announced tariffs, we do not expect to experience any material incremental tariff-related cost impacts in 2026. We will continue to monitor policy developments related to tariffs and the implementation dates of new tariffs, as well as potential opportunities to source materials and equipment from alternative suppliers, as we continue to evaluate the potential impacts of tariffs.

General and Administrative

General and administrative expenses consist primarily of the costs related to our executive, finance, human resources and information technology functions.

General and administrative expenses were $7.0 million for the three months ended March 31, 2026, compared to $7.8 million for the three months ended March 31, 2025, a decrease of $0.9 million. The decrease in general and administrative expenses was primarily due to decreased fees for professional and consulting services and fees related to operating as a public company, partially offset by increased personnel costs.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. We have historically financed our operations primarily through selling equity to investors. The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Net cash used in operating activities	$(31,468)	$(21,582)	$(9,886)
Net cash used in investing activities	(109,553)	(5,565)	(103,988)
Net cash provided by financing activities	164,364	9,973	154,391
Net increase (decrease) in cash and cash equivalents	$23,343	$(17,174)	$40,517

Operating Activities: The increase of $9.9 million in net cash used in operating activities for the three months ended March 31, 2026, compared to the same period in 2025 was primarily due to an increase of $8.0 million in net loss and $3.1 million due to changes in operating assets and liabilities, partially offset by an increase of $1.3 million in non-cash activities.

Investing Activities: The increase of $104.0 million in net cash used in investing activities for the three months ended March 31, 2026, as compared to the same period in 2025 was primarily due to an increase of $127.7 million in purchases of short-term investments and a $2.2 million increase in additions to property and equipment, partially offset by an increase of $25.9 million in maturities of short-term investments.

Financing Activities: Net cash provided by financing activities of $164.4 million and $10.0 million for the three months ended March 31, 2026 and 2025, respectively, were primarily related to the proceeds received from the sale of Common Stock and pre-funded warrants pursuant to the 2026 Offering (defined below) and the 2024 ATM Agreement (defined below), respectively.

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
•
continue the development of our other product candidates and other discovery programs, including PSV594;
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

At March 31, 2026, we had cash, cash equivalents and short-term investments of $270.9 million. We believe our cash, cash equivalents and short-term investments will be sufficient to fund our current planned clinical milestones and operational investments into late 2027. Management anticipates a significant increase in expenses, particularly in research and development, as it works to implement its strategy to advance our clinical assets in their clinical trials, expand our manufacturing capabilities and progress our preclinical assets towards clinical trials.

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

Other Commitments and Contingencies

We presented our other commitments and contingencies in the 2025 Form 10-K. There have been no material changes outside of the ordinary course of business in those obligations during the three months ended March 31, 2026, other than those disclosed in Note 10, Commitments and Contingencies, to the condensed consolidated financial statements in this Form 10-Q.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2026. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedures are designed to provide a reasonable level of assurance that the objectives of the system will be met.

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

ITEM 1A – RISK FACTORS

In the ordinary course of business, we are exposed to a variety of risks, any of which have affected or could materially adversely affect our business, financial condition, and results of operations. The market price of our securities could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occur. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed above under “Cautionary Statement Regarding Forward-Looking Statements,” you should carefully consider the specific risk factors set forth in the “Risk Factors” section in the 2025 Form 10-K. We may also face other risks and uncertainties that are not presently known, are not currently believed to be material, or are not yet identified because they are common to all businesses. There have been no material changes to the risk factors disclosed in Part I, Item 1A of the 2025 Form 10-K.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2026, none of our directors or executive officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

3.3	Amended and Restated Bylaws of Perspective Therapeutics, Inc. as of February 14, 2023, incorporated by reference to Exhibit 3.2 of the Form 8-K filed on February 16, 2023.

4.1	Form of Pre-Funded Warrant, incorporated by reference to Exhibit 4.1 of the Form 8-K filed on February 3, 2026.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
!	Denotes management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 11, 2026
PERSPECTIVE THERAPEUTICS, INC., a Delaware corporation
/s/ Johan (Thijs) Spoor
Johan (Thijs) Spoor
Chief Executive Officer (Principal Executive Officer)

/s/ Joel Sendek
Joel Sendek
Chief Financial Officer (Principal Financial Officer)