Form 10-Q
period 2026-06-30
Perspective Therapeutics, Inc.
filed 2026-08-10
CIK 728387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of August 5, 2026
Common stock, $0.001 par value	114,151,663

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

This Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements contained in this Form 10-Q other than statements of historical fact, including, without limitation, statements regarding our future financial condition, results of operations, business strategy and plans and objectives of management for future operations, industry trends and other future events are forward-looking statements. In some cases, you can identify forward-looking statements by terminology, such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “may,” “could,” “might,” “plan,” “should,” “will,” “would” or the negative of these terms and other similar expressions, although not all forward-looking statements contain these identifying terms. Forward-looking statements in this Form 10-Q include, among other things:

•
the timing, progress and results of our discovery programs, preclinical studies and clinical trials of our current and future product candidates, including statements regarding the timing of our planned regulatory communications, submissions and approvals, initiation and completion of studies or trials and related preparatory work and the period during which the results of the trials will become available;
•
our expectation that our manufacturing infrastructure will have the capacity to meet future clinical trial and commercial demands at major treatment centers;
•
our belief regarding the geographic scope and depth of protection for our core radiopharmaceutical technologies and manufacturing platforms;
•
our plans to expand our supply network and manufacturing and distribution capabilities;
•
our expectations regarding the potential functionality, capabilities and benefits of our product candidates, if approved, for commercial use;
•
our expectations regarding the potential size of the commercial market for our product candidates and other programs;
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

These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including, without limitation, the potential that regulatory authorities may not grant or may delay approval for our product candidates; uncertainties and delays relating to the design, enrollment, completion and results of clinical trials; our ability to identify patients with the diseases treated by our product candidates and to enroll these patients in our clinical trials; the risk that unconfirmed responses reported in preliminary or interim data from our clinical trials may not ultimately result in confirmed responses to treatment after follow-up evaluations or audit and verification procedures; unanticipated costs and expenses; early clinical trials may not be indicative of the results in later clinical trials; clinical trial results may not support regulatory approval or further development in a specified indication or at all; actions or advice of regulatory authorities may affect the design, initiation, timing, continuation and/or progress of clinical trials or result in the need for additional clinical trials; our ability to obtain and maintain regulatory approval for our product candidates; delays, interruptions or failures in the manufacture and supply of our product candidates; the size and growth potential of the markets for our product candidates, and our ability to service those markets; our cash and cash equivalents may not be sufficient to support our operating plan for as long as anticipated; our ability to obtain additional funding to support our clinical development programs; the availability or potential availability of alternative products or treatments for conditions targeted by us that could affect the availability or commercial potential of our product candidates; our ability to maintain and enforce our intellectual property rights; whether we can maintain our therapeutic isotope supply agreement with the U.S. Department of Energy; and any changes in applicable laws and regulations.

i

Other factors that may cause our actual results to differ materially from those expressed or implied in the forward-looking statements are described under the heading “Risk Factors” in Part I, Item IA of our Annual Report on Form 10-K for the period ended December 31, 2025, filed with the Securities and Exchange Commission on March 16, 2026. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by such risks and uncertainties, and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. Readers are cautioned not to place undue reliance on such forward-looking statements as they speak only of our views as of the date the statement was made (or any earlier date indicated in such statement). While we may update certain forward-looking statements from time to time, we undertake no obligation to do so, whether as a result of new information, future events or otherwise, except as required by applicable law. Our U.S. Securities and Exchange Commission (SEC) filings are available publicly on the SEC’s website at www.sec.gov.

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

USE OF TRADEMARKS

This Form 10-Q includes trademarks, trade names, and service marks, either federally registered or pending examination with the United States Patent and Trademark Office (USPTO), that we own. Our federally registered trademarks and service marks include (without limitation) PERSPECTIVE THERAPEUTICS®, Viewpoint Molecular Targeting® and TREATING CANCER FROM THE INSIDE OUT®. Our trademarks pending examination with the USPTO include AlphaPRIME™, PSC™ and DoseNow™. This Quarterly Report may contain additional trademarks, trade names, and service marks of others, which are, to Perspective’s knowledge, the property of their respective owners. Solely for convenience, trademarks, trade names, and service marks referred to in this Quarterly Report appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that Perspective will not assert, to the fullest extent under applicable law, its rights or the rights of the applicable licensor to these trademarks, trade names, and service marks. Perspective does not intend its use of other parties’ trademarks, trade names, or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of Perspective by, such other parties.

ii

PERSPECTIVE THERAPEUTICS, INC.

iii

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Perspective Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except shares and par value data)

	June 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,488	$30,629
Short-term investments	188,388	114,108
Accounts receivable, net of allowance for doubtful accounts: $375 for each period	269	6
Prepaid expenses and other current assets	4,378	3,646
Total current assets	241,523	148,389
Noncurrent assets:
Property and equipment, net	107,797	76,597
Right-of-use asset	2,196	1,500
Intangible assets, in-process research and development	40,000	40,000
Other assets	509	486
Total assets	$392,025	$266,972

LIABILITIES AND STOCKHOLDERSʼ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$29,418	$20,511
Lease liability	1,097	623
Accrued personnel expenses	5,972	7,489
Note payable	57	56
Total current liabilities	36,544	28,679
Noncurrent liabilities:
Lease liability, net of current portion	1,269	1,005
Note payable, net of current portion	1,540	1,569
Deferred Income (Note 3)	26,600	26,600
Deferred tax liability	1,702	1,702
Other noncurrent liabilities	507	386
Total liabilities	68,162	59,941

Commitments and contingencies (Note 10)

Stockholdersʼ equity:
Preferred stock: $0.001 par value; 7,000,000 shares authorized; 5,000,000 designated Series B convertible; no shares issued	-	-
Common stock: $0.001 par value; 750,000,000 shares authorized; 114,086,092 and 74,337,990 shares issued	114	74
Additional paid-in capital	711,785	541,687
Accumulated other comprehensive (loss) income	(221)	110
Accumulated deficit	(387,815)	(334,840)
Total stockholdersʼ equity	323,863	207,031

Total liabilities and stockholdersʼ equity	$392,025	$266,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

Perspective Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Grant revenue	$81	$290	$157	$632

Operating expenses:
Research and development	21,544	16,620	42,916	30,952
General and administrative	7,795	7,709	14,780	15,551
Total operating expenses	29,339	24,329	57,696	46,503
Operating loss	(29,258)	(24,039)	(57,539)	(45,871)

Non-operating income (expense):
Interest income	2,347	2,159	4,544	4,543
Interest and other expense	(71)	(119)	(176)	(247)
Other income from a related party (Note 3)	-	-	-	1,400
Equity in loss of affiliate	(1)	-	(1)	(1)
Total non-operating income, net	2,275	2,040	4,367	5,695

Net loss from continuing operations	(26,983)	(21,999)	(53,172)	(40,176)
Net gain from discontinued operations	197	514	197	514
Net loss before deferred income tax benefit	(26,786)	(21,485)	(52,975)	(39,662)
Deferred income tax benefit	-	-	-	-
Net loss	$(26,786)	$(21,485)	$(52,975)	$(39,662)

Basic and diluted loss per share:
Loss from continuing operations	$(0.22)	$(0.30)	$(0.47)	$(0.55)
Gain from discontinued operations	-	0.01	-	0.01
Basic and diluted loss per share	$(0.22)	$(0.29)	$(0.47)	$(0.54)

Weighted average number of shares used in computing net loss per share:
Basic and diluted	120,651	74,235	112,174	73,301

Unrealized gain (loss) on available-for-sale securities	$5	$(16)	$(331)	$54
Comprehensive loss	$(26,781)	$(21,501)	$(53,306)	$(39,608)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Perspective Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(52,975)	$(39,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Net accretion of discounts on available-for-sale securities	(1,151)	(1,765)
Depreciation and amortization expense	2,267	1,465
Share-based compensation	5,599	4,501
Other noncash income, net	114	222
Changes in operating assets and liabilities:
Accounts receivable, net	(263)	(109)
Interest receivable	(250)	(286)
Prepaid expenses and other current assets	(482)	259
Accounts payable and accrued expenses	(3,581)	(4,548)
Deferred Income[1]	-	(1,400)
Accrued personnel expenses	(1,517)	(441)
Other noncurrent liabilities	121	229
Net cash used in operating activities	(52,118)	(41,535)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(21,053)	(5,682)
Additions to other assets	(21)	(45)
Purchases of available-for-sale securities	(185,952)	(67,094)
Maturities of available-for-sale securities	112,492	71,520
Net cash used in investing activities	(94,534)	(1,301)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(28)	(26)
Proceeds from sales of common stock pursuant to exercise of options	450	145
Proceeds from the sale of common stock pursuant to at-the-market offering, net[1]	-	9,986
Proceeds from issuance of common stock and Pre-funded Warrants, net[1]	164,089	-
Net cash provided by financing activities	164,511	10,105

Net increase (decrease) in cash and cash equivalents	17,859	(32,731)
Cash and cash equivalents at beginning of period	30,629	61,580
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$48,488	$28,849

Supplemental schedule of noncash investing and financing activities:
Additions to property and equipment in accounts payable and accrued expenses	$12,411	$1,058
Recognition of operating lease liability and right-of-use asset	1,250	-

1. See Note 3, Investments and Agreements, for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Perspective Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

(In thousands, except shares)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balances at December 31, 2025	74,337,990	$74	$541,687	$110	$(334,840)	$207,031
Issuance of common stock and pre-funded warrants pursuant to the 2026 Registered Offering, net[1]	39,576,088	40	164,049	-	-	164,089
Issuance of common stock pursuant to exercise of options	103,677	-	290	-	-	290
Unrealized loss on available-for- sale securities	-	-	-	(336)	-	(336)
Share-based compensation	-	-	2,553	-	-	2,553
Net loss	-	-	-	-	(26,189)	(26,189)
Balances at March 31, 2026	114,017,755	$114	$708,579	$(226)	$(361,029)	$347,438
Issuance of common stock pursuant to exercise of options	68,337	-	160	-	-	160
Share-based compensation	-	-	3,046	-	-	3,046
Unrealized gain on available-for- sale securities	-	-	-	5	-	5
Net loss	-	-	-	-	(26,786)	(26,786)
Balances at June 30, 2026	114,086,092	$114	$711,785	$(221)	$(387,815)	$323,863

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balances at December 31, 2024	70,671,464	$70	$522,368	$(51)	$(231,719)	$290,668
Issuance of common stock pursuant to the 2024 At-the-Market Agreement, net[1]	3,379,377	3	9,983	-	-	9,986
Unrealized gain on available-for-sale securities	-	-	-	70	-	70
Share-based compensation	-	-	2,098	-	-	2,098
Net loss	-	-	-	-	(18,177)	(18,177)
Balances at March 31, 2025	74,050,841	$73	$534,449	$19	$(249,896)	$284,645
Issuance of common stock pursuant to the exercise of pre-funded warrants, net	145,852	1	(1)	-	-	-
Issuance of common stock pursuant to exercise of options	66,297	-	145	-	-	145
Unrealized loss on available-for- sale securities	-	-	-	(16)	-	(16)
Share-based compensation	-	-	2,403	-	-	2,403
Net loss	-	-	-	-	(21,485)	(21,485)
Balances at June 30, 2025	74,262,990	$74	$536,996	$3	$(271,381)	$265,692

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

Liquidity

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company has had a history of operating losses and an absence of significant recurring cash inflows from revenue. At June 30, 2026, the Company had cash, cash equivalents and short-term investments of $236.9 million and total accumulated deficit of $387.8 million. The Company has historically financed its operations primarily through selling equity.

The Company believes that its $236.9 million of cash, cash equivalents and short-term investments as of June 30, 2026 will enable it to fund its current planned operations into late 2027, though it may raise additional capital through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements and/or government funding and grants.

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

2.
Loss per Share

Basic and diluted loss per share is calculated by dividing net loss by the weighted average number of shares of Common Stock outstanding and does not include the impact of any potentially dilutive common stock equivalents. In February 2026, the Company issued pre-funded warrants in connection with the 2026 Offering (as defined below) (see Note 3, Investments and Agreements, in this Form 10-Q). In addition, during 2024 the Company issued other pre-funded warrants in connection with equity offerings. For additional information see Note 2, Summary of Significant Accounting Policies, and Note 3, Investments and Agreements, of the 2025 Form 10-K. As the pre-funded warrants’ exercise price is nominal and there are no conditions that must be satisfied prior to their exercise, the pre-funded warrants are included in the calculation of the basic and diluted earnings per share as of June 30, 2026. At each of June 30, 2026 and 2025, the calculation of diluted weighted average shares did not include common stock warrants or options that were potentially convertible into Common Stock as those would be antidilutive due to the Company’s net loss position.

Securities not considered in the calculation of diluted loss per share, but that could be dilutive in the future, are as follows:

	June 30, 2026	June 30, 2025
Common stock warrants	338,715	415,779
Common stock options	13,638,339	10,185,506
Total potential dilutive securities	13,977,054	10,601,285

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

During the three and six months ended June 30, 2025, the Company recognized $0.2 million in royalties receivable pursuant to the GT Medical APA for the period from April 2024 to April 2025. In addition, the Company reduced its reserve for environmental waste disposal by $0.3 million based on an estimate received from the hazardous waste disposal vendor.

As of March 31, 2026, the GT Medical stock was valued at $0.2 million based on an updated valuation report prepared for GT Medical. During the three and six months ended June 30, 2026, the Company recognized $0.2 million in royalties receivable pursuant to the GT Medical APA for the period from April 2025 to April 2026.

5.
Property and Equipment

In 2024, the Company purchased buildings located in the metropolitan areas of Houston, TX, Chicago, IL, and Los Angeles, CA, which it intends to use to manufacture its product candidates upon completion of modifications and installation of equipment. Also in 2024, the Company entered into a Master Equipment and Services Agreement (MESA) and statements of work (SOWs) thereunder with Comecer SpA (Comecer), pursuant to which the Company agreed to purchase from Comecer manufacturing equipment for the production of the Company’s radiopharmaceutical product candidates including, but not limited to, isotope processing hot cells and production suites and related equipment (collectively, the Deliverables) and services for installation and validation of the Deliverables at several of the Company’s production facilities in the United States. The aggregate consideration for such equipment and services pursuant to the MESA and SOWs is approximately €49.0 million payable in cash, excluding certain incidental costs, such as taxes, customs and duties, local transport, insurance and rigging. The Company may also elect to purchase certain additional equipment and services pursuant to the SOWs. The MESA provides for the payment of certain amounts in installments over the course of the production, installation and validation of the Deliverables. For additional information related to these events, see Note 6, Property and Equipment, of the 2025 Form 10-K.

In 2025 and 2026, the Company entered into agreements with a general contractor pursuant to which the Company is committed to pay approximately $53.3 million. The agreements are for the general contractor to make building modifications at the Company’s facilities in the metropolitan areas of Chicago, IL, and Los Angeles, CA, and to prepare for the installation of some of the Comecer manufacturing equipment and associated clean rooms at those sites. The Company anticipates incurring additional spending with this general contractor, and actual costs may differ. The Company expects to complete construction at the Chicago-area site in early 2027 and at the Los Angeles-area site by the end of 2027.

The Company’s property and equipment consisted of the following (in thousands):

	June 30, 2026	December 31, 2025

Building	$1,770	$1,770
Land	917	917
Equipment	16,339	15,457
Leasehold improvements	3,897	3,864
Construction in progress[1]	93,342	60,793
Property and equipment	116,265	82,801
Less accumulated depreciation	(8,468)	(6,204)
Property and equipment, net	$107,797	$76,597
1.
Property and equipment not placed in service are items that meet the capitalization threshold, or which management believes will meet the threshold at the time of completion and which have yet to be placed into service as of the date of the balance sheets and, therefore, no depreciation expense has been recognized.

6.
Other Intangible Assets

The net carrying value of the Company’s in-process research and development (IPR&D) assets was $40 million at each of June 30, 2026 and December 31, 2025.

The Company’s IPR&D assets represent the estimated fair value of its pipeline of acquired radiotherapy product candidates. The Company tests its indefinite-lived intangible assets for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of its assets. No testing was deemed necessary during the three and six months ended June 30, 2026. For additional information related to the Company’s IPR&D assets, see Notes 2 and 9 in the Company’s 2025 Form 10-K.

7.
Available-for-Sale Securities

The Company invests in available-for-sale securities that consist of U.S. Treasury Securities, U.S. Agency bonds, commercial paper, certificates of deposit, corporate debt securities and asset-backed securities.

The Company’s cash equivalents consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Cash equivalents
Money market funds	$42,420	$24,134
Commercial paper	-	2,488
Corporate debt securities	-	826
Total cash equivalents	$42,420	$27,448

The Company’s available-for-sale securities that are measured at fair value on a recurring basis consisted of the following (in thousands):

		June 30, 2026
	Maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Securities of U.S. government and government agencies	Within one year	$66,898	$-	$(94)	$66,804
Commercial paper	Within one year	48,389	-	(69)	48,320
Corporate debt securities	Within one year	70,318	1	(61)	70,258
Asset-backed securities	Within three years	3,004	7	(5)	3,006
Total available-for-sale securities		$188,609	$8	$(229)	$188,388

		December 31, 2025
	Maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Securities of U.S. government and government agencies	Within one year	$29,973	$37	$-	$30,010
Commercial paper	Within one year	19,484	15	-	19,499
Certificates of deposit	Within one year	1,720	1	-	1,721
Corporate debt securities	Within one year	56,909	52	(1)	56,960
Asset-backed securities	Within four years	5,914	7	(3)	5,918
Total available-for-sale securities		$114,000	$112	$(4)	$114,108

The Company’s available-for-sale securities are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund operations as needed. At June 30, 2026, there were 108 available-for-sale securities with a fair value of $177.9 million that were in a gross unrealized loss position for less than 12 months and none that were in a gross unrealized loss position for 12 months or more. The Company determined it is not “more likely than not” that it will be required to sell these securities prior to recovery of their amortized cost basis. As such, the Company did not record a credit allowance as of either June 30, 2026 or December 31, 2025. Accrued interest receivable on the Company’s available-for-sale securities was $0.1 million and de minimis as of June 30, 2026 and December 31, 2025, respectively. For the three and six months ended June 30, 2026 and 2025, the Company did not write off any accrued interest receivables, and there were no realized gains or losses.

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

Below is the summary of the Company’s cash equivalents and short-term investments measured at fair value on a recurring basis and categorized using the fair value hierarchy (in thousands):

	June 30, 2026
	Level 1	Level 2	Total
Cash equivalents
Money market funds	$42,420	$-	$42,420
Total cash equivalents	42,420	-	42,420
Available-for-sale securities
Securities of U.S. government and government agencies	-	66,804	66,804
Commercial paper	-	48,320	48,320
Corporate debt securities	-	70,258	70,258
Asset-backed securities	-	3,006	3,006
Total available-for-sale securities	-	188,388	188,388
Total cash equivalents and available-for-sale securities	$42,420	$188,388	$230,808

	December 31, 2025
	Level 1	Level 2	Total
Cash equivalents
Money market funds	$24,134	$-	$24,134
Commercial paper	-	2,488	2,488
Corporate debt securities	-	826	826
Total cash equivalents	24,134	3,314	27,448
Available-for-sale securities
Securities of U.S. government and government agencies	-	30,010	30,010
Commercial paper	-	19,499	19,499
Certificates of deposit	-	1,721	1,721
Corporate debt securities	-	56,960	56,960
Asset-backed securities	-	5,918	5,918
Total available-for-sale securities	-	114,108	114,108
Total cash equivalents and available-for-sale securities	$24,134	$117,422	$141,556

There were no Level 3 financial instruments measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025.

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

The following table presents the share-based compensation expense recognized for all share-based compensation arrangements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Research and development expense	$1,252	$958	$2,384	$1,855
General and administrative expense	1,794	1,445	3,215	2,646
Total share-based compensation expense	$3,046	$2,403	$5,599	$4,501

10.
Commitments and Contingencies

The Company has been in settlement negotiations with a representative for six stockholder plaintiff firms alleging the Company violated Delaware law in its preliminary proxy statement that was disseminated to stockholders in November 2022 for the Company’s annual meeting held in December 2022. Based on these settlement negotiations to date, the Company estimates that it will settle for no more than an aggregate of $0.2 million and, therefore, had an accrual for the estimated liability of $0.2 million as of June 30, 2026 and December 31, 2025. This balance is included in accrued expenses on the unaudited Condensed Consolidated Balance Sheets.

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

In 2025 and 2026, the Company entered into agreements with a general contractor pursuant to which the Company is committed to pay approximately $53.3 million. The agreements are for the general contractor to make building modifications at the Company’s facilities in the metropolitan areas of Chicago, IL, and Los Angeles, CA, and to prepare for the installation of some of the Comecer manufacturing equipment and associated clean rooms at those sites. The Company anticipates incurring additional spending with this general contractor, and actual costs may differ. The Company expects to complete construction at the Chicago-area site in early 2027 and at the Los Angeles-area site by the end of 2027.

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

The weighted average remaining term and discount rate for the Company’s operating leases as of June 30, 2026 was 2.1 years and 8%, respectively.

The Company’s operating lease expense was $0.3 million for each of the three months ended June 30, 2026 and 2025, respectively, and $0.6 million for each of the six months ended June 30, 2026 and 2025, respectively.

The following table presents the future operating lease payments and lease liability included in the Condensed Consolidated Balance Sheet related to the Company’s operating leases as of June 30, 2026 (in thousands):

Year Ending December 31,
2026 (remaining six months)	$618
2027	1,248
2028	700
Total	2,566
Less: imputed interest	(200)
Total lease liability	2,366
Less: current portion	(1,097)
Noncurrent lease liability	$1,269

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

The following table presents the current and long-term portions of the note payable (in thousands):

	June 30,	December 31,
	2026	2025

Note payable	$1,597	$1,625
Less: current portion	(57)	(56)
Note payable, long-term portion	$1,540	$1,569

The following table presents the future principal payments included in the Condensed Consolidated Balance Sheets related to the Company’s note payable as of June 30, 2026 (in thousands):

Years ending December 31:
2026 (remaining six months)	$28
2027	1,569
Total	$1,597

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with (i) the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (Form 10-Q), (ii) our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (SEC) on March 16, 2026 (2025 Form 10-K) and (iii) other filings we have made with the SEC. As discussed under the heading “Cautionary Note Regarding Forward-Looking Statements,” this discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and involves numerous risks and uncertainties, including but not limited to those described under the heading “Risk Factors” in the 2025 Form 10-K that may cause actual results to differ materially from those described in or implied by any forward-looking statements. Unless the context otherwise requires, references in this section to the “Company,” “Perspective,” “we,” “us” and “our” refer to Perspective Therapeutics, Inc. and its subsidiaries.

Overview

We are a radiopharmaceutical development company pioneering advanced treatments for cancers throughout the body. We have proprietary technology that utilizes the alpha-emitting isotope Lead-212 (212Pb) to deliver powerful radiation specifically to cancer cells via specialized targeting moieties. We are also developing complementary imaging techniques that incorporate the same targeting moieties, which provides the opportunity to personalize treatment and optimize patient outcomes. This theranostic approach enables visualization of the specific tumor and subsequent treatment, potentially improving efficacy and minimizing toxicity.

We are advancing a portfolio of clinical-stage programs in the U.S., including VMT-α-NET (neuroendocrine tumors), VMT01 (melanoma) and PSV359 (solid tumors). We are expanding our regional finished drug product candidate supply network, enabled by our proprietary 224Ra/212Pb generator platform used to manufacture clinical drug product candidates, to supply the delivery of patient-ready drug product candidates for clinical trials and, if approved, commercial operations.

Bamzireotide Navoxetan (VMT-α-NET)

We designed VMT-α-NET to target somatostatin receptor type 2 (SSTR2), a protein that is overexpressed in neuroendocrine tumors (NETs) and other cancers, and to deliver the alpha-emitting radioisotope 212Pb to tumor sites expressing SSTR2. We are conducting a multi-center, open-label, dose-escalation and dose-expansion study (clinicaltrials.gov identifier NCT05636618) of [212Pb]VMT-α-NET in patients with unresectable or metastatic SSTR2-positive tumors who have not received prior radiopharmaceutical therapies.

We initially dosed two patients in Cohort 1 (treated with four doses at 2.5 mCi per dose) and seven patients in Cohort 2 (treated with four doses at 5.0 mCi per dose) of the study, regardless of body weight. Subsequent review for dose-limiting toxicity (DLT) during the safety observation period in the seven patients enrolled in Cohort 2 by the Safety Monitoring Committee (SMC) led the SMC to recommend escalating further in a third cohort and enrolling additional patients at 5.0 mCi to better understand efficacy and safety. During the second quarter of 2025, enrollment for Cohort 2 closed with an additional 39 patients having received at least one treatment, for a total of 46 patients including the seven who were enrolled for DLT observation. By late 2026, all 46 patients in Cohort 2 will have had the opportunity for at least 60 weeks of follow-up, which is expected to inform the Phase 3 study design.

In late June 2025, we announced the opening of Cohort 3 in which patients are receiving up to four fixed administered doses of [212Pb]VMT-α-NET at 6.0 mCi every eight weeks if they weigh more than 60 kg (133 lb), or 100μCi/kg of body weight if they weigh less than or equal to 60 kg. Eight Cohort 3 patients then commenced treatment with VMT-α-NET and contributed to the DLT assessment by the SMC. The DLT assessment is now complete, and we are cleared to treat more patients at this dose. As of April 30, 2026, a total of 20 patients had been treated in Cohort 3. This cohort was fully enrolled.

In May 2026, we announced that the first patient was treated with [212Pb]VMT-α-NET in a fourth cohort. This cohort explores optimizing a 20 mCi cumulative dose by front-loading, with 6.0 mCi in the first dose, 5.0 mCi in the second dose, 5.0 mCi in the third dose, and 4.0 mCi in the fourth dose. The purpose of this dosing regimen is to determine whether front-loading could improve response rate at lower cumulative doses.

We have an allowance for enrollment of patients with NETs whose disease originated in the lung (of which small cell lung cancer is a subset), pheochromocytoma and paraganglioma NETs, and SSTR2+ meningioma. In June 2026, we announced the initiation of, and the first patient dosed in, a new cohort intended to evaluate the safety, dosimetry and preliminary anti-tumor activity of [212Pb]VMT-α-NET in patients with meningioma (LEMONαDE). The initiation of the meningioma cohort reflects our broader strategy to evaluate [212Pb]VMT-α-NET across SSTR2-expressing tumor types beyond neuroendocrine tumors.

Updated interim data from the study, as of a data cut-off (DCO) date of March 4, 2026, were presented at the American Association for Cancer Research Annual Meeting 2026 (AACR 2026). The safety findings based on 64 patients (two patients in Cohort 1 (2.5 mCi), 46 patients in Cohort 2 (5.0 mCi) and 16 patients in Cohort 3 (6.0 mCi)) showed no reports of DLTs, serious renal complications, treatment-related discontinuations, dysphagia or clinically significant treatment-related myelosuppression. Grade 3 or higher treatment-emergent adverse events were reported in 23 patients (36%). One of these patients, who was enrolled in Cohort 3, experienced a transient decrease in lymphocyte count on the cusp between Grades 3 and 4. The site subsequently determined this event to be a Grade 3 event. This event was transient and resolved without medical intervention. The patient completed the full course of [212Pb]VMT-α-NET treatment, consisting of four treatments without interruption, and remains on study. There were no Grade 4 or 5 events. No additional patients experienced serious adverse events (SAEs) since the most recent update at the 2026 ASCO Gastrointestinal Cancers Symposium (ASCO-GI 2026), with none of the five SAEs deemed related to the study medication.

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

Updated data was presented at the 2026 American Society of Clinical Oncology Annual Meeting (ASCO), which took place from May 29 through June 2, 2026. The presentation highlighted that the deepening of response continued to be observed following the AACR 2026 and ESMO presentations. The ASCO DCO date of April 17, 2026 represented an additional six weeks of follow-up after the prior update at AACR 2026 in April 2026 and approximately 31 weeks after ESMO 2025 in October 2025.

As of July 31, 2026, a total of 76 NETs patients across four cohorts and one meningioma patient had been treated with [212Pb]VMT-α-NET. Updated data on NETs patients enrolled in the trial will be presented at the ESMO 2026 conference on October 23, 2026.

In July 2026, we announced that the European Commission has granted orphan medicinal product designation for [212Pb]VMT-α-NET for the treatment of gastroenteropancreatic NETs. The designation follows a positive opinion from the Committee of Orphan Medicinal Products of the European Medicines Agency.

We continue to advance [212Pb]VMT-α-NET toward a Phase 3 study in NETs, with regulatory engagement ongoing and clinical site activation targeted around year-end 2026, subject to regulatory feedback and finalization of the study protocol.

Lapemelanotide Zapixetar (VMT01)

We are also leveraging our TAT platform with our product candidate, VMT01, which is currently in Phase 1/2a clinical trials. We designed VMT01 to target and deliver 212Pb to tumor sites expressing melanocortin 1 receptor (MC1R), a protein that can be overexpressed in metastatic melanoma cancers. We are conducting a multi-center, open-label dose escalation, dose expansion study (clinicaltrials.gov identifier NCT05655312) in patients with histologically confirmed melanoma and MC1R-positive imaging scans.

In preclinical experiments [212Pb]VMT01 demonstrated efficacy via two distinct mechanisms of action: direct cell killing at high radiation doses and through immunostimulatory low-dose induction of immune-mediated cell death. Efficacy was augmented by immune checkpoint inhibitors. In September 2024, we announced that the U.S. Food and Drug Administration (FDA) granted Fast Track Designation for the development of [212Pb]VMT01 for the diagnosis and treatment of patients with unresectable or metastatic melanoma and who have demonstrated MC1R tumor expression.

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

The SMC reviewed these findings and recommended exploring a lower dose level of 1.5 mCi per dose, both as a single agent and in combination with the anti-PD-1 antibody, nivolumab. The SMC’s recommendation would allow for the monotherapy and combination cohorts to proceed concurrently. An amendment to further explore lower dose levels for monotherapy was approved, and Cohort 3 at 1.5 mCi per dose was opened for enrollment. The combination cohort at 1.5 mCi per dose with nivolumab was also opened for enrollment. The first patients in the combination and monotherapy cohorts received their first treatments in March and April 2025, respectively. As of July 31, 2025, a total of five patients had received their initial monotherapy treatments of VMT01 at 1.5 mCi per dose, once every eight weeks for up to three doses. Additionally, two patients had received VMT01 1.5 mCi with nivolumab. Both cohorts were fully enrolled.

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

As of February 28, 2026, a total of 10 patients had received VMT01 treatment following the re-opening of the [212Pb]VMT01 3.0 mCi monotherapy cohort and the opening of the cohort in which patients are receiving [212Pb]VMT01 at 3.0 mCi in combination with nivolumab. Six patients had received VMT01 at 3.0 mCi in combination with nivolumab. Four patients had received 3.0 mCi of VMT01 as monotherapy, in addition to the three patients who received this monotherapy dose in late 2023. Both cohorts were fully enrolled.

Updated data was presented at ASCO with a DCO date of March 25, 2026. One new response was observed early in the 3.0 mCi monotherapy cohort, in addition to a previously reported response, for a total of two responders out of the seven treated patients. Six out of the seven patients (86%) in the 3.0 mCi monotherapy cohort experienced stable disease or partial response, four patients completed all three treatments with 24 weeks or more of follow-up after their first treatment, and two remained on treatment and in study. Patients continued to demonstrate that [212Pb]VMT01 was well tolerated with no DLTs, no discontinuations due to AEs, and no grade 4 or 5 treatment emergent AEs. Eight (30%) patients out of a total of 27 patients treated experienced grade 3 treatment emergent AEs.

By late 2026, six patients in the cohort receiving [212Pb]VMT01 at 3.0 mCi in combination with nivolumab are expected to reach at least 24 weeks of follow-up.

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

We filed an IND application for PSV359 in December 2024, and we received a “study may proceed” letter (i.e., approval to conduct the trial) from the FDA in the first quarter of 2025. In April 2025, we announced the first patient was treated with [212Pb]PSV359. Data from Cohort 1 (2.5 mCi) and Cohort 2 (5.0 mCi) was presented at ASCO with a DCO date of December 24, 2025, which demonstrated that [212Pb]PSV359 was well tolerated with no DLTs and treatment emergent AEs at grades 1 and 2 only.

Cohort 3 was cleared to open following the SMC’s review of safety data from Cohort 2. Patients in Cohort 3 are receiving up to four fixed administered doses of PSV359 at 6.0 mCi every eight weeks. The first patient was treated in May 2026. Cohort 3 fully enrolled eight patients during the second quarter of 2026 and is closed.

As of July 31, 2026, 17 patients had received PSV359 monotherapy across the three cohorts. The next clinical update is planned in 2027.

Discovery Program

Our discovery team is preparing multiple additional novel constructs for potential first-in-human (FIH) imaging as a de-risking step for potential therapeutic benefit, including our pre-targeting platform license from Stony Brook University. If and when these constructs meet our criteria for further development, we plan to proceed with pre-IND filing activities.

In May 2026, we presented an FIH image for PSV594, designed to target and deliver 212Pb to tumor sites expressing the cholecystokinin 2 receptor (CCK2R), which is expressed across a range of hard-to-treat cancers. The targeting moiety may also be radiolabeled with 203Pb or 68Ga to detect CCK2R expression in-vivo. Preclinical data and FIH biodistribution observations support continued pre-IND development of PSV594.

Intellectual Property

We continue to strengthen our intellectual property portfolio in support of our platform technologies, product candidates and other programs. Our patent covering CCK2R-targeted radiopharmaceutical compounds was issued in the U.S. in June 2026. Our FAP-α-targeted radiopharmaceutical compounds were patented in China in July 2026. We believe these developments further enhance the geographic scope and depth of protection for our core radiopharmaceutical technologies and manufacturing platforms.

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

As of June 30, 2026, we had cash, cash equivalents and short-term investments of $236.9 million. We believe our cash, cash equivalents and short-term investments will be sufficient to fund our current planned clinical milestones and operational investments for at least the next 12 months from the date the condensed consolidated financial statements in this report were issued and into late 2027. Management anticipates a significant increase in expenses, particularly in research and development, as it works to implement its strategy to advance our clinical assets in their clinical trials, expand our manufacturing capabilities and progress our preclinical assets towards clinical trials.

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

Also in 2024, we acquired the assets and associated lease of Lantheus’ radiopharmaceutical manufacturing facility in Somerset, NJ. Soon after the acquisition, we began the onboarding and operationalization processes and, in October 2024, we achieved the first shipment and patient dosing from our Somerset facility. With three manufacturing suites that can meet CGMP requirements, the Somerset facility is expected to have the capacity to meet future clinical trial demand at major cancer treatment centers throughout the Northeastern U.S. An existing production suite in Somerset has been upgraded to support Phase 3 activities, with installation completed and commissioning targeted for the end of 2026. A fourth production suite has also been installed and completed, and we expect it to be operational in 2026.

In 2025 and 2026, we entered into agreements with a general contractor pursuant to which we committed to pay approximately $53.3 million. The agreements are for the general contractor to make building modifications at our facilities in the metropolitan areas of Chicago, IL, and Los Angeles, CA, and to prepare for the installation of some of the Comecer manufacturing equipment and associated clean rooms at those sites. We anticipate incurring additional spending with this general contractor, and actual costs may differ. We expect to complete construction at the Chicago-area site in early 2027 and at the Los Angeles-area site by the end of 2027.

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

As of June 30, 2026, there have been no material changes to any of the critical accounting policies and estimates contained therein.

Results of Operations

The following table sets forth our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change

Grant revenue	$81	$290	$(209)	$157	$632	$(475)

Operating expenses:
Research and development expenses	21,544	16,620	4,924	42,916	30,952	11,964
General and administrative expenses	7,795	7,709	86	14,780	15,551	(771)
Total operating expenses	29,339	24,329	5,010	57,696	46,503	11,193

Operating loss	$(29,258)	$(24,039)	$(5,219)	$(57,539)	$(45,871)	$(11,668)

Grant Revenue

Grant revenue for all periods presented relates to our work for the National Institutes of Health. Our alpha-therapy business is in the clinical stage and, therefore, none of our revenues reflect sales of any of our alpha-therapy candidates, which are still under development.

Operating Expenses

Research and Development

Research and development expenses were $21.5 million for the three months ended June 30, 2026, compared to $16.6 million for the three months ended June 30, 2025, an increase of $4.9 million. Research and development expenses were $42.9 million for the six months ended June 30, 2026, compared to $31.0 million for the six months ended June 30, 2025, an increase of $12.0 million. The increase in research and development expenses was primarily related to higher personnel costs, including share-based compensation, due to additional headcount to support our ongoing clinical trials, including chemistry, manufacturing, and control work related to our clinical product candidates, as well as increased spending on contract development and manufacturing organizations, clinical site activities, drug programs and delivery, pipeline studies and consulting.

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

We are also actively strengthening our current manufacturing capabilities to support the clinical supply of radiopharmaceuticals through the expansion of clinical production lines at our locations in Coralville, IA, and Somerset, NJ. In Coralville, we built a second production suite that became operational in 2025. The Somerset facility, with its three manufacturing suites that can meet CGMP requirements, is expected to have the capacity to meet future clinical trial demand at major cancer treatment centers throughout the Northeastern U.S. An existing production suite in Somerset has been upgraded to support Phase 3 activities, with installation completed and commissioning targeted for the end of 2026. A fourth production suite has also been installed and completed, and we expect it to be operational in 2026.

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

General and administrative expenses were $7.8 million for the three months ended June 30, 2026, compared to $7.7 million for the three months ended June 30, 2025, an increase of $0.1 million. The increase in general and administrative expenses was primarily related to higher personnel costs, including share-based compensation, partially offset by decreased fees for professional services and fees related to operating as a public company. General and administrative expenses were $14.8 million for the six months ended June 30, 2026, compared to $15.6 million for the six months ended June 30, 2025, a decrease of $0.8 million. The decrease in general and administrative expenses was primarily due to decreased fees for professional and consulting services and fees related to operating as a public company, partially offset by increased personnel costs.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. We have historically financed our operations primarily through selling equity to investors. The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Net cash used in operating activities	$(52,118)	$(41,535)	$(10,583)
Net cash used in investing activities	(94,534)	(1,301)	(93,233)
Net cash provided by financing activities	164,511	10,105	154,406
Net increase (decrease) in cash and cash equivalents	$17,859	$(32,731)	$50,590

Operating Activities: The increase of $10.6 million in net cash used in operating activities for the six months ended June 30, 2026, compared to the same period in 2025 was primarily due to an increase of $13.3 million in net loss, partially offset by an increase of $2.4 million in non-cash activities and $0.3 million due to changes in operating assets and liabilities.

Investing Activities: The increase of $93.2 million in net cash used in investing activities for the six months ended June 30, 2026, as compared to the same period in 2025 was primarily due to an increase of $118.9 million in purchases of short-term investments and a $15.4 million increase in additions to property and equipment, partially offset by an increase of $41.0 million in maturities of short-term investments.

Financing Activities: Net cash provided by financing activities of $164.5 million and $10.1 million for the six months ended June 30, 2026 and 2025, respectively, were primarily related to the proceeds received from the sale of Common Stock and pre-funded warrants pursuant to the 2026 Offering (defined below) and the 2024 ATM Agreement (defined below), respectively.

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

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we advance and expand preclinical activities, clinical trials, manufacturing activities and potential commercialization of our product candidates. Our costs are also expected to increase as we:

•
continue the development of our clinical-stage assets, including bamzireotide navoxetan (VMT-α-NET), lapemelanotide zapixetar (VMT01) and PSV359;
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

At June 30, 2026, we had cash, cash equivalents and short-term investments of $236.9 million. We believe our cash, cash equivalents and short-term investments will be sufficient to fund our current planned clinical milestones and operational investments into late 2027. Management anticipates a significant increase in expenses, particularly in research and development, as it works to implement its strategy to advance our clinical assets in their clinical trials, expand our manufacturing capabilities and progress our preclinical assets towards clinical trials.

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

Other Commitments and Contingencies

We presented our other commitments and contingencies in the 2025 Form 10-K. There have been no material changes outside of the ordinary course of business in those obligations during the six months ended June 30, 2026, other than those disclosed in Note 10, Commitments and Contingencies, to the condensed consolidated financial statements in this Form 10-Q.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2026. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedures are designed to provide a reasonable level of assurance that the objectives of the system will be met.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2026, none of our directors or executive officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Dated: August 10, 2026
PERSPECTIVE THERAPEUTICS, INC., a Delaware corporation
/s/ Johan (Thijs) Spoor
Johan (Thijs) Spoor
Chief Executive Officer (Principal Executive Officer)

/s/ Joel Sendek
Joel Sendek
Chief Financial Officer (Principal Financial Officer)