Form 10-Q
period 2026-09-30
Perspective Therapeutics, Inc.
filed 2026-11-09
CIK 728387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of November 4, 2026
Common stock, $0.001 par value	120,758,815

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
•
our belief regarding the anticipated timeline for the sufficiency of our cash resources to fund our current planned clinical milestones and operational investments;
•
our ability to raise additional capital;
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

i

Other factors that may cause our actual results to differ materially from those expressed or implied in the forward-looking statements are described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2025, filed with the Securities and Exchange Commission on March 16, 2026. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by such risks and uncertainties, and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. Readers are cautioned not to place undue reliance on such forward-looking statements as they speak only of our views as of the date the statement was made (or any earlier date indicated in such statement). While we may update certain forward-looking statements from time to time, we undertake no obligation to do so, whether as a result of new information, future events or otherwise, except as required by applicable law. Our U.S. Securities and Exchange Commission (SEC) filings are available publicly on the SEC’s website at www.sec.gov.

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

USE OF TRADEMARKS

This Form 10-Q includes trademarks, trade names, and service marks, either federally registered or the subject of pending applications with the United States Patent and Trademark Office (USPTO), that we own. Our federally registered trademarks and service marks include (without limitation) PERSPECTIVE THERAPEUTICS®, Viewpoint Molecular Targeting® and TREATING CANCER FROM THE INSIDE OUT®. Our U.S. trademark applications for AlphaPRIME™ and PSC™ have been allowed by the USPTO, and our U.S. trademark application for DoseNow™ has been published for opposition. In addition, the United Kingdom and Australia have granted protection for the AlphaPRIME trademark. Solely for convenience, trademarks, trade names, and service marks referred to in this Quarterly Report appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that Perspective will not assert, to the fullest extent under applicable law, its rights or the rights of the applicable licensor to these trademarks, trade names, and service marks. Perspective does not intend its use of other parties’ trademarks, trade names, or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of Perspective by, such other parties.

ii

PERSPECTIVE THERAPEUTICS, INC.

iii

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Perspective Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except shares and par value data)

	September 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,042	$30,629
Short-term investments	160,653	114,108
Accounts receivable, net of allowance for doubtful accounts: $375 for each period	13	6
Prepaid expenses and other current assets	3,575	3,646
Total current assets	205,283	148,389
Noncurrent assets:
Property and equipment, net	117,919	76,597
Right-of-use asset	1,953	1,500
Intangible assets, in-process research and development	40,000	40,000
Other assets	527	486
Total assets	$365,682	$266,972

LIABILITIES AND STOCKHOLDERSʼ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$31,616	$20,511
Lease liability	1,121	623
Accrued personnel expenses	6,807	7,489
Note payable	58	56
Total current liabilities	39,602	28,679
Noncurrent liabilities:
Lease liability, net of current portion	976	1,005
Note payable, net of current portion	1,525	1,569
Deferred Income (Note 3)	26,600	26,600
Deferred tax liability	1,702	1,702
Other noncurrent liabilities	597	386
Total liabilities	71,002	59,941

Commitments and contingencies (Note 10)

Stockholdersʼ equity:
Preferred stock: $0.001 par value; 7,000,000 shares authorized; 5,000,000 designated Series B convertible; no shares issued	-	-
Common stock: $0.001 par value; 750,000,000 shares authorized; 114,160,769 and 74,337,990 shares issued	114	74
Additional paid-in capital	715,101	541,687
Accumulated other comprehensive (loss) income	(278)	110
Accumulated deficit	(420,257)	(334,840)
Total stockholdersʼ equity	294,680	207,031

Total liabilities and stockholdersʼ equity	$365,682	$266,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

Perspective Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Grant revenue	$20	$209	$177	$841

Operating expenses:
Research and development	26,073	20,339	68,989	51,291
General and administrative	8,269	7,731	23,049	23,282
Total operating expenses	34,342	28,070	92,038	74,573
Operating loss	(34,322)	(27,861)	(91,861)	(73,732)

Non-operating income (expense):
Interest income	2,037	1,957	6,581	6,500
Interest and other expense	(157)	(65)	(333)	(312)
Other income from a related party (Note 3)	-	-	-	1,400
Equity in loss of affiliate	-	-	(1)	(1)
Total non-operating income, net	1,880	1,892	6,247	7,587

Net loss from continuing operations	(32,442)	(25,969)	(85,614)	(66,145)
Net gain from discontinued operations	-	-	197	514
Net loss before deferred income tax benefit	(32,442)	(25,969)	(85,417)	(65,631)
Deferred income tax benefit	-	-	-	-
Net loss	$(32,442)	$(25,969)	$(85,417)	$(65,631)

Basic and diluted loss per share:
Loss from continuing operations	$(0.27)	$(0.35)	$(0.74)	$(0.90)
Gain from discontinued operations	-	-	-	0.01
Basic and diluted loss per share	$(0.27)	$(0.35)	$(0.74)	$(0.89)

Weighted average number of shares used in computing net loss per share:
Basic and diluted	120,748	74,296	115,064	73,637

Unrealized (loss) gain on available-for-sale securities	$(57)	$111	$(388)	$165
Comprehensive loss	$(32,499)	$(25,858)	$(85,805)	$(65,466)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Perspective Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(85,417)	$(65,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Net accretion of discounts on available-for-sale securities	(1,759)	(2,323)
Depreciation and amortization expense	3,460	2,240
Share-based compensation	8,726	6,657
Other noncash income, net	212	236
Changes in operating assets and liabilities:
Accounts receivable, net	(7)	(63)
Interest receivable	27	(305)
Prepaid expenses and other current assets	44	249
Accounts payable and accrued expenses	(8,285)	993
Deferred Income[1]	-	(1,400)
Accrued personnel expenses	(682)	1,233
Other noncurrent liabilities	211	287
Net cash used in operating activities	(83,470)	(57,827)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(25,588)	(7,674)
Additions to other assets	(41)	(84)
Purchases of available-for-sale securities	(220,006)	(99,225)
Maturities of available-for-sale securities	174,832	119,674
Net cash (used in) provided by investing activities	(70,803)	12,691

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(42)	(39)
Proceeds from sales of common stock pursuant to exercise of options	639	371
Proceeds from the sale of common stock pursuant to at-the-market offering, net[1]	-	9,986
Proceeds from issuance of common stock and Pre-funded Warrants, net[1]	164,089	-
Net cash provided by financing activities	164,686	10,318

Net increase (decrease) in cash and cash equivalents	10,413	(34,818)
Cash and cash equivalents at beginning of period	30,629	61,580
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$41,042	$26,762

Supplemental schedule of noncash investing and financing activities:
Additions to property and equipment in accounts payable and accrued expenses	$19,189	$1,591
Recognition of operating lease liability and right-of-use asset	1,250	-
Decrease of operating lease right-of-use asset due to lease amendment	9	-
Decrease of operating lease liability due to lease amendment	19	-

1. See Note 3, Investments and Agreements, for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Perspective Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

(In thousands, except shares)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balances at December 31, 2025	74,337,990	$74	$541,687	$110	$(334,840)	$207,031
Issuance of common stock and pre-funded warrants pursuant to the 2026 Registered Offering, net[1]	39,576,088	40	164,049	-	-	164,089
Issuance of common stock pursuant to the exercise of options	103,677	-	290	-	-	290
Unrealized loss on available-for- sale securities	-	-	-	(336)	-	(336)
Share-based compensation	-	-	2,553	-	-	2,553
Net loss	-	-	-	-	(26,189)	(26,189)
Balances at March 31, 2026	114,017,755	$114	$708,579	$(226)	$(361,029)	$347,438
Issuance of common stock pursuant to the exercise of options	68,337	-	160	-	-	160
Share-based compensation	-	-	3,046	-	-	3,046
Unrealized gain on available-for- sale securities	-	-	-	5	-	5
Net loss	-	-	-	-	(26,786)	(26,786)
Balances at June 30, 2026	114,086,092	$114	$711,785	$(221)	$(387,815)	$323,863
Issuance of common stock pursuant to the exercise of options	74,677	-	189	-	-	189
Share-based compensation	-	-	3,127	-	-	3,127
Unrealized loss on available-for- sale securities	-	-	-	(57)	-	(57)
Net loss	-	-	-		(32,442)	(32,442)
Balances at September 30, 2026	114,160,769	$114	$715,101	$(278)	$(420,257)	$294,680

1. See Note 3, Investments and Agreements, for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Perspective Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

(In thousands, except shares)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balances at December 31, 2024	70,671,464	$70	$522,368	$(51)	$(231,719)	$290,668
Issuance of common stock pursuant to the 2024 At-the-Market Agreement, net[1]	3,379,377	3	9,983	-	-	9,986
Unrealized gain on available-for-sale securities	-	-	-	70	-	70
Share-based compensation	-	-	2,098	-	-	2,098
Net loss	-	-	-	-	(18,177)	(18,177)
Balances at March 31, 2025	74,050,841	$73	$534,449	$19	$(249,896)	$284,645
Issuance of common stock pursuant to the exercise of pre-funded warrants, net	145,852	1	(1)	-	-	-
Issuance of common stock pursuant to the exercise of options	66,297	-	145	-	-	145
Unrealized loss on available-for- sale securities	-	-	-	(16)	-	(16)
Share-based compensation	-	-	2,403	-	-	2,403
Net loss	-	-	-	-	(21,485)	(21,485)
Balances at June 30, 2025	74,262,990	$74	$536,996	$3	$(271,381)	$265,692
Issuance of common stock pursuant to the exercise of options	75,000	-	226	-	-	226
Unrealized gain on available-for- sale securities	-	-	-	111	-	111
Share-based compensation	-	-	2,156		-	2,156
Net loss	-	-	-		(25,969)	(25,969)
Balances at September 30, 2025	74,337,990	$74	$539,378	$114	$(297,350)	$242,216

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

Liquidity

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company has had a history of operating losses and an absence of significant recurring cash inflows from revenue. As of September 30, 2026, the Company had cash, cash equivalents and short-term investments of $201.7 million and total accumulated deficit of $420.3 million. The Company has historically financed its operations primarily through selling equity.

The Company believes that its $201.7 million of cash, cash equivalents and short-term investments as of September 30, 2026 will enable it to fund its current planned operations into 2028, though it may raise additional capital through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements and/or government funding and grants.

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

2.
Loss per Share

Basic and diluted loss per share is calculated by dividing net loss by the weighted average number of shares of Common Stock outstanding and does not include the impact of any potentially dilutive common stock equivalents. In February 2026, the Company issued pre-funded warrants in connection with the 2026 Offering (as defined below) (see Note 3, Investments and Agreements, in this Form 10-Q). In addition, during 2024 the Company issued other pre-funded warrants in connection with equity offerings. For additional information, see Note 2, Summary of Significant Accounting Policies, and Note 3, Investments and Agreements, of the 2025 Form 10-K. As the pre-funded warrants’ exercise price is nominal and there are no conditions that must be satisfied prior to their exercise, the pre-funded warrants are included in the calculation of the basic and diluted earnings per share as of September 30, 2026. At each of September 30, 2026 and 2025, the calculation of diluted weighted average shares did not include common stock warrants or options that were potentially convertible into Common Stock as those would be antidilutive due to the Company’s net loss position.

Securities not considered in the calculation of diluted loss per share, but that could be dilutive in the future, are as follows:

	September 30, 2026	September 30, 2025
Common stock warrants	338,715	415,779
Common stock options	13,672,484	10,486,831
Total potential dilutive securities	14,011,199	10,902,610

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

In October 2026, the holder of the 2026 Pre-Funded Warrants exercised all of such warrants.

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

Under the terms of the Option Agreement, Lantheus also had a right of first offer and last-look protections for any third-party merger and acquisition transactions involving the Company for a 12-month period which expired on January 8, 2025.

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

Accordingly, the Condensed Consolidated Balance Sheets report long-term liabilities related to these options under the caption, “Deferred Income.” The values for each distinct option within the Option Agreement were determined by estimating the fair value of each distinct option by a third-party valuation firm and the liabilities will be recognized as income in the Condensed Consolidated Statements of Operations and Comprehensive Loss as the various options expire. In connection with the January 8, 2025 expiration of the right of first offer and last-look provisions provided under the Option Agreement, the Company recognized $1.4 million in the Condensed Consolidated Statements of Operations and Comprehensive Loss as “Other income from a related party.”

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

Pursuant to the terms of, and subject to the conditions specified in, the APA, the Company’s subsidiary received 0.5% of GT Medical’s issued and outstanding capital stock on a fully diluted basis as of the closing of the transaction with GT Medical and has the right to receive, and GT Medical is obligated to pay, certain cash royalty payments of a low single-digit percentage of annual net sales for approximately four years.

During the second quarter of 2025, the Company recognized $0.2 million in royalties receivable pursuant to the GT Medical APA for the period from April 2024 to April 2025. In addition, the Company reduced its reserve for environmental waste disposal by $0.3 million based on an estimate received from the hazardous waste disposal vendor.

As of March 31, 2026, the GT Medical stock was valued at $0.2 million based on an updated valuation report prepared for GT Medical. During the second quarter of 2026, the Company recognized $0.2 million in royalties receivable pursuant to the GT Medical APA for the period from April 2025 to April 2026.

5.
Property and Equipment

In 2024, the Company purchased buildings located in the metropolitan areas of Houston, TX, Chicago, IL, and Los Angeles, CA, with the intent to use those facilities to manufacture its product candidates upon completion of modifications and installation of equipment. Also in 2024, the Company entered into a Master Equipment and Services Agreement (MESA) and statements of work (SOWs) thereunder with Comecer SpA (Comecer), pursuant to which the Company agreed to purchase from Comecer manufacturing equipment for the production of the Company’s radiopharmaceutical product candidates including, but not limited to, isotope processing hot cells and production suites and related equipment (collectively, the Deliverables) and services for installation and validation of the Deliverables at several of the Company’s production facilities in the United States. The aggregate consideration for such equipment and services pursuant to the MESA and SOWs is approximately €49.0 million payable in cash, excluding certain incidental costs, such as taxes, customs and duties, local transport, insurance and rigging. The Company may also elect to purchase certain additional equipment and services pursuant to the SOWs. The MESA provides for the payment of certain amounts in installments over the course of the production, installation and validation of the Deliverables. For additional information related to these events, see Note 6, Property and Equipment, of the 2025 Form 10-K.

In 2025 and 2026, the Company entered into agreements with a general contractor pursuant to which the Company is committed to pay approximately $54.5 million. The agreements are for the general contractor to make building modifications at the Company’s facilities in the metropolitan areas of Chicago, IL, and Los Angeles, CA, and to prepare for the installation of Comecer manufacturing equipment and associated clean rooms at those sites. The Company anticipates incurring additional spending with this general contractor, and actual costs may differ. The Company expects to complete construction at the Chicago-area site in early 2027.

The Company’s property and equipment consisted of the following (in thousands):

	September 30, 2026	December 31, 2025

Building	$1,770	$1,770
Land	917	917
Equipment	17,329	15,457
Leasehold improvements	3,939	3,864
Construction in progress[1]	103,623	60,793
Property and equipment	127,578	82,801
Less accumulated depreciation	(9,659)	(6,204)
Property and equipment, net	$117,919	$76,597
1.
Property and equipment not placed in service are items that meet the capitalization threshold, or which management believes will meet the threshold at the time of completion and which have yet to be placed into service as of the date of the balance sheets and, therefore, no depreciation expense has been recognized.

6.
Other Intangible Assets

The net carrying value of the Company’s in-process research and development (IPR&D) assets was $40 million at each of September 30, 2026 and December 31, 2025.

The Company’s IPR&D assets represent the estimated fair value of its pipeline of acquired radiotherapy product candidates. The Company tests its indefinite-lived intangible assets for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of its assets. No testing was deemed necessary during the three and nine months ended September 30, 2026. For additional information related to the Company’s IPR&D assets, see Notes 2 and 9 in the Company’s 2025 Form 10-K.

7.
Available-for-Sale Securities

The Company invests in available-for-sale securities that consist of U.S. Treasury Securities, U.S. Agency bonds, commercial paper, certificates of deposit, corporate debt securities and asset-backed securities.

The Company’s cash equivalents consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Cash equivalents
Money market funds	$31,593	$24,134
Commercial paper	1,799	2,488
Corporate debt securities	-	826
Total cash equivalents	$33,392	$27,448

The Company’s available-for-sale securities that are measured at fair value on a recurring basis consisted of the following (in thousands):

		September 30, 2026
	Maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Securities of U.S. government and government agencies	Within one year	$56,498	$-	$(100)	$56,398
Commercial paper	Within one year	55,101	-	(95)	55,006
Corporate debt securities	Within one year	48,320	2	(82)	48,240
Asset-backed securities	Within three years	1,146	-	(137)	1,009
Total available-for-sale securities		$161,065	$2	$(414)	$160,653

		December 31, 2025
	Maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Securities of U.S. government and government agencies	Within one year	$29,973	$37	$-	$30,010
Commercial paper	Within one year	19,484	15	-	19,499
Certificates of deposit	Within one year	1,720	1	-	1,721
Corporate debt securities	Within one year	56,909	52	(1)	56,960
Asset-backed securities	Within four years	5,914	7	(3)	5,918
Total available-for-sale securities		$114,000	$112	$(4)	$114,108

The Company’s available-for-sale securities are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund operations as needed. At September 30, 2026, there were 96 available-for-sale securities with a fair value of $156.8 million that were in a gross unrealized loss position for less than 12 months and one with a fair value of $0.1 million that was in a gross unrealized loss position for 12 months or more. The Company determined it is not “more likely than not” that it will be required to sell these securities prior to recovery of their amortized cost basis. As such, the Company did not record a credit allowance as of either September 30, 2026 or December 31, 2025. Accrued interest receivable on the Company’s available-for-sale securities was de minimis at each of September 30, 2026 and December 31, 2025. For the three and nine months ended September 30, 2026 and 2025, the Company did not write off any accrued interest receivables, and there were no realized gains or losses.

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

Below is the summary of the Company’s cash equivalents and short-term investments measured at fair value on a recurring basis and categorized using the fair value hierarchy (in thousands):

	September 30, 2026
	Level 1	Level 2	Total
Cash equivalents
Money market funds	$31,593	$-	$31,593
Commercial paper	1,799	-	1,799
Total cash equivalents	33,392	-	33,392
Available-for-sale securities
Securities of U.S. government and government agencies	-	56,398	56,398
Commercial paper	-	55,006	55,006
Corporate debt securities	-	48,240	48,240
Asset-backed securities	-	1,009	1,009
Total available-for-sale securities	-	160,653	160,653
Total cash equivalents and available-for-sale securities	$33,392	$160,653	$194,045

	December 31, 2025
	Level 1	Level 2	Total
Cash equivalents
Money market funds	$24,134	$-	$24,134
Commercial paper	-	2,488	2,488
Corporate debt securities	-	826	826
Total cash equivalents	24,134	3,314	27,448
Available-for-sale securities
Securities of U.S. government and government agencies	-	30,010	30,010
Commercial paper	-	19,499	19,499
Certificates of deposit	-	1,721	1,721
Corporate debt securities	-	56,960	56,960
Asset-backed securities	-	5,918	5,918
Total available-for-sale securities	-	114,108	114,108
Total cash equivalents and available-for-sale securities	$24,134	$117,422	$141,556

There were no Level 3 financial instruments measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025.

For information related to short-term investments, see Note 7, Available-for-Sale Securities.

9.
Share-Based Compensation

On May 31, 2024, the Company held its 2024 Annual Meeting of Stockholders (2024 Annual Meeting). At the 2024 Annual Meeting, the Company’s stockholders approved the Company’s Third Amended and Restated 2020 Equity Incentive Plan (the Amended and

Restated Plan) which, among other things, (a) increased the aggregate number of shares of Common Stock authorized for issuance under the Amended and Restated Plan by 4,870,092 for a total of 12,500,000 shares of Common Stock, and (b) adjusted the “evergreen” provision included therein, such that the number of shares of Common Stock available for the grant of awards under the Amended and Restated Plan automatically increases on January 1 of each year in an amount equal to 5% of the number of shares of Common Stock issued and outstanding on December 31 of the immediately preceding year (subject to adjustment in the event of stock splits and other similar events); provided, however, that the Company’s Board of Directors may act prior to January 1 of a given year to provide that there will be no increase in the share limit for such year or provide that the increase for such year will be a lesser number of shares of Common Stock. On August 14, 2024, the Company filed a Form S-8 to register 4,870,092 additional shares of Common Stock authorized for issuance under the Amended and Restated Plan as approved by stockholders at the 2024 Annual Meeting. On January 1, 2026, and January 1, 2025, the number of shares of Common Stock available for grant increased by 3,716,899 and 3,533,573, respectively, pursuant to the “evergreen” provision in the Amended and Restated Plan. The Company filed a Form S-8 to register the January 1, 2025 additional shares on March 26, 2025.

The following table presents the share-based compensation expense recognized for all share-based compensation arrangements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Research and development expense	$1,262	$1,058	$3,646	$2,913
General and administrative expense	1,865	1,098	5,080	3,744
Total share-based compensation expense	$3,127	$2,156	$8,726	$6,657

10.
Commitments and Contingencies

The Company has been in settlement negotiations with a representative for six stockholder plaintiff firms alleging the Company violated Delaware law in its preliminary proxy statement that was disseminated to stockholders in November 2022 for the Company’s annual meeting held in December 2022. Based on these settlement negotiations to date, the Company estimates that it will settle for no more than an aggregate of $0.2 million and, therefore, had an accrual for the estimated liability of $0.2 million as of September 30, 2026 and December 31, 2025. This balance is included in accrued expenses on the unaudited Condensed Consolidated Balance Sheets.

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

In 2025 and 2026, the Company entered into agreements with a general contractor pursuant to which the Company is committed to pay approximately $54.5 million. The agreements are for the general contractor to make building modifications at the Company’s facilities in the metropolitan areas of Chicago, IL, and Los Angeles, CA, and to prepare for the installation of Comecer manufacturing equipment and associated clean rooms at those sites. The Company anticipates incurring additional spending with this general contractor, and actual costs may differ. The Company expects to complete construction at the Chicago-area site in early 2027.

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

Under the terms of the Option Agreement, Lantheus also had a right of first offer and last-look protections for any third-party merger and acquisition transactions involving the Company for a 12-month period, which expired on January 8, 2025. In connection with the January 8, 2025 expiration of the right of first offer and last-look provisions provided under the Option Agreement, the Company recognized $1.4 million in the Condensed Consolidated Statements of Operations and Comprehensive Loss as “Other income from a related party.”

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

On August 8, 2024, the Company assumed a lease from Progenics for office space in Somerset, NJ (Office). The lease terminates on November 30, 2028. Upon entering into this lease, the Company recognized a right-of-use asset and lease liability of approximately $0.6 million in the Condensed Consolidated Balance Sheet based upon the present value of the future lease payments discounted at an 8% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit discount rate. The lease was amended in September 2026. At that time, the Company surrendered approximately 400 square feet of space and received a corresponding, immaterial reduction in rent. There were no other changes to the lease, including the termination date and/or the discount rate used.

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

The weighted average remaining term and discount rate for the Company’s operating leases as of September 30, 2026 were 1.9 years and 8%, respectively.

The Company’s operating lease expense was $0.3 million for each of the three months ended September 30, 2026 and 2025, and $0.9 million and $0.8 million for the nine months ended September 30, 2026 and 2025, respectively.

The following table presents the future operating lease payments and lease liability included in the Condensed Consolidated Balance Sheet related to the Company’s operating leases as of September 30, 2026 (in thousands):

Year Ending December 31,
2026 (remaining three months)	$307
2027	1,239
2028	692
Total	2,238
Less: imputed interest	(141)
Total lease liability	2,097
Less: current portion	(1,121)
Noncurrent lease liability	$976

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

The following table presents the current and long-term portions of the note payable (in thousands):

	September 30,	December 31,
	2026	2025

Note payable	$1,583	$1,625
Less: current portion	(58)	(56)
Note payable, long-term portion	$1,525	$1,569

The following table presents the future principal payments included in the Condensed Consolidated Balance Sheets related to the Company’s note payable as of September 30, 2026 (in thousands):

Years ending December 31:
2026 (remaining three months)	$14
2027	1,569
Total	$1,583

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with (i) the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 (Form 10-Q), (ii) our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (SEC) on March 16, 2026 (2025 Form 10-K) and (iii) other filings we have made with the SEC. As discussed under the heading “Cautionary Note Regarding Forward-Looking Statements,” this discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and involves numerous risks and uncertainties, including but not limited to those described under the heading “Risk Factors” in the 2025 Form 10-K that may cause actual results to differ materially from those described in or implied by any forward-looking statements. Unless the context otherwise requires, references in this section to the “Company,” “Perspective,” “we,” “us” and “our” refer to Perspective Therapeutics, Inc. and its subsidiaries.

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

We are advancing a portfolio of clinical-stage programs in the U.S., including bamzireotide navoxetan (VMT-α-NET, neuroendocrine tumors), lapemelanotide zapixetar (VMT01, melanoma) and PSV359 (solid tumors). We are expanding our regional finished drug product candidate supply network, enabled by our proprietary 224Ra/212Pb generator platform used to manufacture clinical drug product candidates, to supply the delivery of patient-ready drug product candidates for clinical trials and, if approved, commercial operations.

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

In late June 2025, we announced the opening of Cohort 3 in which patients are receiving up to four fixed administered doses of [212Pb]VMT-α-NET at 6.0 mCi every eight weeks if they weigh more than 60 kg (133 lb), or 100μCi/kg of body weight if they weigh less than or equal to 60 kg. Eight Cohort 3 patients then commenced treatment with VMT-α-NET and contributed to the DLT assessment by the SMC. The DLT assessment was completed, and this cohort was fully enrolled with 20 patients.

In May 2026, we announced that the first patient was treated with [212Pb]VMT-α-NET in a fourth cohort. This cohort explores optimizing a 20 mCi cumulative dose by front-loading, with 6.0 mCi in the first dose, 5.0 mCi in the second dose, 5.0 mCi in the third dose, and 4.0 mCi in the fourth dose. The purpose of this dosing regimen is to determine whether front-loading could improve response rate at lower cumulative doses. As of October 30, 2026, we have recruited 20 patients into Cohort 4, which is now closed for recruitment. The meningioma cohort remains open for recruitment with two patients treated as of October 30, 2026.

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

In October and November 2026, updated interim results from the VMT-α-NET program were presented at the European Society for Medical Oncology Congress 2026 (ESMO) and the 2026 North American Neuroendocrine Tumors Society (NANETS) Multidisciplinary NET Medical Symposium. The presentations provided initial cohort-level safety data in Cohorts 1, 2 and 3 of the study, as well as updated efficacy results from both patients in Cohort 1 (up to four treatments with 2.5 mCi of [²¹²Pb]VMT-α-NET) and initial results from all 46 patients in Cohort 2 (up to four treatments with 5.0 mCi) and all 20 patients in Cohort 3 (up to four treatments with 6.0 mCi), as of September 10, 2026. Fifteen (or 33%) of the Cohort 2 patients experienced an initial response; 14 of those responses were confirmed. One of the Cohort 2 patients experienced an initial response 72 weeks after their first treatment, remained in study, and was expected to receive subsequent tumor assessment. A further 13 patients with stable disease in Cohort 2 remained in study as of September 10, 2026. Higher responses were observed in Cohort 3 relative to Cohort 2 at early assessments. Ten (or 50%) of the Cohort 3 patients experienced an initial response. Six of those responses were confirmed as of September 10, 2026. All four patients with responses pending confirmation remained in study and were expected to receive subsequent tumor assessment. A further eight patients with stable disease in Cohort 3 remained in study as of September 10, 2026. Disease control rate was 89% and 95% in Cohorts 2 and 3, respectively, and progression-free survival was 72% at 18 months across all three cohorts among patients who received at least one treatment. Among gastroenteropancreatic neuroendocrine tumor (GEP-NET) patients in Cohorts 1-3 whose target lesions all express SSTR2, progression-free survival was 75% at 18 months; disease control was observed in 35 (92%) of 38 Cohort 2 patients and all 17 (100%) patients in Cohort 3; and responses were seen in 14 (37%) of 38 Cohort 2 patients and in eight (47%) of 17 Cohort 3 patients. No dose-limiting toxicities (DLTs), Grade 4 or 5 treatment-emergent adverse events (AEs), or AE-related treatment discontinuations were reported. A low incidence of high-grade treatment-emergent AEs (20 out of 68 patients, or 29%) was observed, all of which were Grade 3. No dysphagia and no myelodysplastic syndrome were reported. Two patients (3%) experienced Grade 3 renal events, both acute kidney injuries, during ongoing study follow-up. One patient experienced the event approximately two years after their final treatment; the investigator assessed the event to be possibly related and the event is ongoing. For the second patient, the investigator assessed the event to be unlikely related to VMT-α-NET treatment, and the event has resolved. In addition, a creatinine level elevation to above 2 mg/dL was reported in one patient. This event occurred after the patient discontinued VMT-α-NET treatment without completing all four planned doses due to disease progression and during a subsequent post‑progression systemic therapy.

In July 2026, we announced that the European Commission has granted orphan medicinal product designation for [212Pb]VMT-α-NET for the treatment of gastroenteropancreatic NETs. The designation follows a positive opinion from the Committee of Orphan Medicinal Products of the European Medicines Agency.

In September 2026, we announced that data have been accepted for presentation at the 38th EORTC-NCI-AACR Symposium 2026 on Molecular Targets and Cancer Therapeutics taking place November 18 to 20, 2026 in Barcelona, Spain.

We are targeting an End-of-Phase 2 meeting with the U.S. Food and Drug Administration (FDA) during the first quarter of 2027.

Lapemelanotide Zapixetar (VMT01)

We are also leveraging our TAT platform with our product candidate, VMT01, which is currently in Phase 1/2a clinical trials. We designed VMT01 to target and deliver 212Pb to tumor sites expressing melanocortin 1 receptor (MC1R), a protein that can be overexpressed in metastatic melanoma cancers. We are conducting a multi-center, open-label, dose-escalation, dose-expansion study (clinicaltrials.gov identifier NCT05655312) in patients with histologically confirmed melanoma and MC1R-positive imaging scans. Our intent is to test the safety and tolerability of [212Pb]VMT01 in patients who have been heavily pretreated and are experiencing progression or recurrence of disease as monotherapy as well as in combination with first-line immunotherapies.

In preclinical experiments, [212Pb]VMT01 demonstrated efficacy via two distinct mechanisms of action: direct cell killing at high radiation doses and through immunostimulatory low-dose induction of immune-mediated cell death. Efficacy was augmented by immune checkpoint inhibitors. In September 2024, we announced that the FDA granted Fast Track Designation for the development of [212Pb]VMT01 for the diagnosis and treatment of patients with unresectable or metastatic melanoma and who have demonstrated MC1R tumor expression.

In March 2024, we entered into a clinical trial collaboration with Bristol Myers Squibb (BMS) to evaluate the safety and tolerability of [212Pb]VMT01 in combination with BMS’s checkpoint inhibitor nivolumab in patients with histologically confirmed melanoma and positive MC1R imaging scans. A protocol amendment was submitted in July 2024 to explore the combination of nivolumab with [212Pb]VMT01 in patients with histologically confirmed melanoma and positive MC1R imaging scans in our ongoing Phase 1/2a clinical study of [212Pb]VMT01. In September 2026, BMS notified us that it was terminating the clinical trial collaboration agreement with us due to economic factors. We are in discussions with BMS to ensure an orderly wind-down under the collaboration agreement.

In October 2024, we announced initial results from the first two dosing cohorts. Three patients were enrolled in Cohort 1 and received 3 mCi of [212Pb]VMT01, while seven patients were enrolled in Cohort 2 and received 5 mCi of [212Pb]VMT01. Patients in each cohort received a median of five prior lines of systemic therapy, including a median of three prior lines of immunotherapy. No DLTs were observed among any patients, and no AEs led to treatment discontinuation. Treatment-emergent AEs were mostly grades 1 and 2. None of the four cases of grade 3 treatment-emergent AEs were deemed to be treatment related. There were no grade 4 or 5 treatment-emergent AEs. No renal toxicities had been reported as of October 11, 2024 (there were no clinically significant changes in blood urea nitrogen or serum creatinine) in spite of dosimetry estimated renal radiation that approached the higher end of conventional dosing.

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

The SMC reviewed these findings and recommended exploring a lower dose level of 1.5 mCi per dose, both as a single agent and in combination with the anti-PD-1 antibody, nivolumab. The SMC’s recommendation allowed for the monotherapy and combination cohorts to proceed concurrently. An amendment to further explore lower dose levels for monotherapy was approved, and Cohort 3 at 1.5 mCi per dose was opened for enrollment. The combination cohort at 1.5 mCi per dose with nivolumab was also opened for enrollment. The first patients in the combination and monotherapy cohorts received their first treatments in March and April 2025, respectively. As of July 31, 2025, a total of five patients had received their initial monotherapy treatments of VMT01 at 1.5 mCi per dose, once every eight weeks for up to three doses. Additionally, two patients had received VMT01 1.5 mCi with nivolumab. Both cohorts were fully enrolled.

In June 2026, the SMC recommended evaluating [212Pb]VMT01 at a higher dose based on its review of the five patients dosed with [212Pb]VMT01 at 1.5 mCi in the monotherapy cohort and the two patients dosed with [212Pb]VMT01 at 1.5 mCi together with nivolumab. In September 2025, we announced that the first patient received [212Pb]VMT01 at 3.0 mCi in combination with nivolumab, as part of a new cohort. Additionally, the [212Pb]VMT01 3.0 mCi monotherapy cohort reopened for enrollment.

In November 2026, [212Pb]VMT01 data were presented at the Society for Immunotherapy of Cancer 41st Annual Meeting and Pre-Conference Programs. The update covered 20 patients who received at least one monotherapy treatment as of September 18, 2026, across three dose cohorts of up to cumulative 4.5 mCi, 9 mCi and 15 mCi, administered in three treatments of 1.5 mCi, 3.0 mCi and 5.0 mCi, respectively, every eight weeks. At the program’s focus dose of 3.0 mCi, two out of the eight patients enrolled in the monotherapy cohort as of the data cut-off date had objective partial responses, one of whom remained in partial response and in study approximately 40 weeks after their first treatment. Disease control rate was 75%, including two patients with long-lasting disease stabilization. One of the eight patients recently received treatment and was not yet eligible for their first tumor assessment. VMT01 was generally well tolerated in this preliminary analysis. Among the 20 patients who received VMT01 as a monotherapy, there were no reported DLTs, adverse event-related treatment discontinuations or serious treatment-emergent adverse events related to VMT01 treatment during the treatment-emergent AE window. Grade 3 or higher treatment-emergent adverse events occurred in five of these patients (25%), with none considered treatment-related.

As of October 30, 2026, 12 patients have been treated in a monotherapy cohort allowing up to a cumulative 9 mCi (333 MBq), administered in three treatments of 3.0 mCi every eight weeks. Five patients have been treated since the cohort reopened for enrollment in the third quarter of 2026; by mid 2027, they are expected to reach at least 24 weeks of follow-up. This cohort remains open for enrollment.

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

In October 2024, we announced first-in-human SPECT/CT images of [203Pb]PSV359 from an independent investigator that revealed strong tumor uptake, fast clearance through the renal system, low accumulation in normal organs, and long tumor retention in three patients with FAP-α-expressing cancers.

Preclinical results for PSV359 were presented during the Society of Nuclear Medicine and Molecular Imaging 2024 Annual Meeting and the 37th Annual Congress of the European Association of Nuclear Medicine in June and October 2024, respectively. Researchers presented a novel cyclic peptide targeting human FAP-α, which was discovered by us via phage display methods. FAP-α is a protein abundantly expressed in certain cancer cells as well as cancer-associated fibroblasts in tumor lesions and involved in promoting disease progression. The peptide was conjugated to a lead (Pb)-specific chelator via a molecular linker to form a novel construct, PSV359. The purpose of this study was to evaluate the in vitro and in vivo performance of [203/212Pb]PSV359 in preclinical xenograft models. Overall, strong anti-tumor clinical activity of [212Pb]PSV359 was found in both HT1080-human FAP-α (FAP-α on cancer cells) and U87MG (FAP-α in stromal tissues) xenograft models.

We filed an IND application for PSV359 in December 2024, and we received a “study may proceed” letter (i.e., approval to conduct the trial) from the FDA in the first quarter of 2025. In April 2025, we announced the first patient was treated with [212Pb]PSV359. Data from Cohort 1 (2.5 mCi) and Cohort 2 (5.0 mCi) were presented at ASCO with a data cutoff date of December 24, 2025. The data demonstrated that [212Pb]PSV359 was well tolerated with no DLTs and treatment-emergent AEs at grades 1 and 2 only. Cohort 1 and Cohort 2 were fully enrolled.

Cohort 3 was cleared to open following the SMC’s review of safety data from Cohort 2. Patients in Cohort 3 are receiving up to four fixed administered doses of PSV359 at 6.0 mCi every eight weeks. The first patient was treated in May 2026. Cohort 3 was fully enrolled with eight patients during the second quarter of 2026 and is closed.

In September 2026, we announced a clinical trial collaboration agreement with Merck, known as MSD outside of the United States and Canada. The agreement supports the potential evaluation of our targeted alpha-particle therapy [212Pb]PSV359 in combination with Keytruda® (pembrolizumab), Merck’s anti-PD-1 therapy. This combination would be evaluated under an amendment to our ongoing Phase 1/2a study of [212Pb]PSV359 in patients with certain types of non-small cell lung cancer and colorectal cancer that express FAP-α (clinicaltrials.gov identifier NCT06710756). We are sponsoring the study, and Merck is providing pembrolizumab at no cost.

In October 2026, we announced that the FDA granted Fast Track Designation for the development of PSV359 for adult patients with locally advanced unresectable and/or metastatic FAP-positive solitary fibrous tumors.

As of September 30, 2026, 17 patients had received PSV359 monotherapy across the three cohorts. The next clinical update is planned in 2027.

Discovery Program

Our discovery team is preparing multiple additional novel constructs for potential first-in-human imaging as a de-risking step for potential therapeutic benefit. If and when these constructs meet our criteria for further development, we plan to proceed with pre-IND filing activities.

In May 2026, we presented a first-in-human image for PSV594, designed to target and deliver 212Pb to tumor sites expressing the cholecystokinin 2 receptor (CCK2R), which is expressed across a range of hard-to-treat cancers. The targeting moiety may also be radiolabeled with 203Pb or 68Ga to detect CCK2R expression in vivo. Preclinical data and first-in-human biodistribution observations support continued pre-IND development of PSV594.

Intellectual Property

We continue to strengthen our intellectual property portfolio in support of our platform technologies, product candidates and other programs. During the three months ended September 30, 2026, patents covering our radionuclide-generation technology were granted in Europe and Australia. We also continued to expand the scope of our patent portfolio through additional international and divisional patent filings covering our radionuclide-generation platform and FAP-α-targeted radiopharmaceutical compounds. We believe these developments further enhance the geographic scope and depth of protection for our core radiopharmaceutical technologies and manufacturing platforms.

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
•
continue to build out our manufacturing capabilities;
•
support our marketing and distribution infrastructure to commercialize any future product candidates for which we may obtain marketing approval; and
•
hire additional clinical, medical, development and other personnel.

As of September 30, 2026, we had cash, cash equivalents and short-term investments of $201.7 million. We believe our cash, cash equivalents and short-term investments will be sufficient to fund our current planned clinical milestones and operational investments for at least the next 12 months from the date the condensed consolidated financial statements in this report were issued and into 2028. Management expects that expenses, particularly in research and development, may continue to increase as we work to implement our strategy to advance our clinical assets in their clinical trials, expand our manufacturing capabilities and progress our preclinical assets towards clinical trials.

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

In 2024, we purchased buildings located in the metropolitan areas of Houston, TX, Chicago, IL, and Los Angeles, CA, with the intent to use those facilities for the manufacture of our product candidates upon completion of modifications and installation of equipment.

Also in 2024, we acquired the assets and associated lease of Lantheus’ radiopharmaceutical manufacturing facility in Somerset, NJ. Soon after the acquisition, we began the onboarding and operationalization processes and, in October 2024, we achieved the first shipment and patient dosing from our Somerset facility. With four manufacturing suites, the Somerset facility is expected to have the capacity to meet future clinical trial demand at major cancer treatment centers throughout the Northeastern U.S. We have completed the installation of equipment and implementation of processes at our Somerset facility to support Phase 3 activities.

In 2025 and 2026, we entered into agreements with a general contractor pursuant to which we committed to pay approximately $54.5 million. The agreements are for the general contractor to make building modifications at our facilities in the metropolitan areas of Chicago, IL, and Los Angeles, CA, and to prepare for the installation of Comecer manufacturing equipment and associated clean rooms at those sites. We anticipate incurring additional spending with this general contractor, and actual costs may differ. We expect to complete construction at the Chicago-area site in early 2027.

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

In October 2026, the holder of the 2026 Pre-Funded Warrants exercised all of such warrants.

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

As of September 30, 2026, there have been no material changes to any of the critical accounting policies and estimates contained therein.

Results of Operations

The following table sets forth our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change

Grant revenue	$20	$209	$(189)	$177	$841	$(664)

Operating expenses:
Research and development expenses	26,073	20,339	5,734	68,989	51,291	17,698
General and administrative expenses	8,269	7,731	538	23,049	23,282	(233)
Total operating expenses	34,342	28,070	6,272	92,038	74,573	17,465

Operating loss	$(34,322)	$(27,861)	$(6,461)	$(91,861)	$(73,732)	$(18,129)

Grant Revenue

Grant revenue for all periods presented relates to our work for the National Institutes of Health. Our alpha-therapy business is in the clinical stage and, therefore, none of our revenues reflect sales of any of our alpha-therapy candidates, which are still under development.

Operating Expenses

Research and Development

Research and development expenses were $26.1 million for the three months ended September 30, 2026, compared to $20.3 million for the three months ended September 30, 2025, an increase of $5.8 million. The increase in research and development expenses was primarily related to higher personnel costs, including share-based compensation, due to additional headcount to support our ongoing clinical trials, including chemistry, manufacturing and controls work related to our clinical product candidates, as well as increased spending on consulting, contract development and manufacturing organizations, pipeline studies, and clinical site activities partially offset by a decrease in costs related to drug candidate production including isotopes and delivery costs. Research and development expenses were $69.0 million for the nine months ended September 30, 2026, compared to $51.3 million for the nine months ended September 30, 2025, an increase of $17.7 million. The increase in research and development expenses was primarily related to higher personnel costs, including share-based compensation, due to additional headcount to support our ongoing clinical trials, including chemistry, manufacturing and controls work related to our clinical product candidates, as well as increased spending on contract development and manufacturing organizations, pipeline studies, consulting, drug candidate production including isotopes and delivery costs, depreciation, and clinical site activities.

Management believes that research and development expenses may continue to increase as we continue to invest in the development of novel radiopharmaceutical drugs and product candidates and expand our manufacturing capabilities. We are currently investing in equipment and modifications for two of the buildings we acquired in 2024 located in the Chicago, IL and Los Angeles, CA, metropolitan areas with the intent to use the buildings to manufacture our product candidates.

We are actively strengthening our manufacturing capabilities to support the clinical supply of radiopharmaceuticals through the expansion of clinical production lines at our locations in Coralville, IA, and Somerset, NJ. In Coralville, we built a second production suite that became operational in 2025. With four manufacturing suites, the Somerset facility is expected to have the capacity to meet future clinical trial demand at major cancer treatment centers throughout the Northeastern U.S. We have completed the installation of equipment and processes at our Somerset facility to support Phase 3 activities.

Management believes that the cost of certain raw materials used in the production of our novel radiopharmaceutical drugs and product candidates may increase in the coming years, including as a result of increased demand for materials required for the production of radiopharmaceuticals. We are also currently evaluating how potential U.S. and international trade policies, including tariffs, might impact our costs for supplies, equipment and materials used in the development and production of our TAT drug product candidates. We currently source much of the raw materials that are used to produce our product candidates in the U.S. Some equipment and other materials that will be used at our manufacturing sites are sourced from outside the U.S. Based on our analysis of recently announced tariffs, we do not expect to experience any material incremental tariff-related cost impacts in 2026. We will continue to monitor policy developments related to tariffs and the implementation dates of new tariffs, as well as potential opportunities to source materials and equipment from alternative suppliers, as we continue to evaluate the potential impacts of tariffs.

General and Administrative

General and administrative expenses consist primarily of the costs related to our executive, finance, human resources and information technology functions.

General and administrative expenses were $8.3 million for the three months ended September 30, 2026, compared to $7.7 million for the three months ended September 30, 2025, an increase of $0.6 million. The increase in general and administrative expenses was primarily related to higher share-based compensation partially offset by decreased personnel costs including salaries and benefits. General and administrative expenses were $23.0 million for the nine months ended September 30, 2026, compared to $23.3 million for the nine months ended September 30, 2025, a decrease of $0.3 million. The decrease in general and administrative expenses was primarily due to decreased fees for professional and consulting services and fees related to operating as a public company and personnel costs including salaries and benefits, partially offset by increased share-based compensation.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. We have historically financed our operations primarily through selling equity to investors. The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Net cash used in operating activities	$(83,470)	$(57,827)	$(25,643)
Net cash (used in) provided by investing activities	(70,803)	12,691	(83,494)
Net cash provided by financing activities	164,686	10,318	154,368
Net increase (decrease) in cash and cash equivalents	$10,413	$(34,818)	$45,231

Operating Activities: The increase of $25.6 million in net cash used in operating activities for the nine months ended September 30, 2026, compared to the same period in 2025 was primarily due to an increase of $19.8 million in net loss and $9.7 million due to changes in operating assets and liabilities, partially offset by an increase of $3.8 million in non-cash activities.

Investing Activities: The increase of $83.5 million in net cash used in investing activities for the nine months ended September 30, 2026, as compared to the same period in 2025 was primarily due to an increase of $120.8 million in purchases of short-term investments and a $17.9 million increase in additions to property and equipment, partially offset by an increase of $55.2 million in maturities of short-term investments.

Financing Activities: Net cash provided by financing activities of $164.7 million and $10.3 million for the nine months ended September 30, 2026 and 2025, respectively, were primarily related to the proceeds received from the sale of Common Stock and pre-funded warrants pursuant to the 2026 Offering (defined below) and the 2024 ATM Agreement (defined below), respectively.

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

In October 2026, the holder of the 2026 Pre-Funded Warrants exercised all of such warrants.

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
•
continue to build out our manufacturing capabilities;
•
support the development of marketing and distribution infrastructure to commercialize any future product candidates for which we may obtain marketing approval; and
•
hire additional clinical, medical, development and other personnel.

As of September 30, 2026, we had cash, cash equivalents and short-term investments of $201.7 million. We believe our cash, cash equivalents and short-term investments will be sufficient to fund our current planned clinical milestones and operational investments into 2028. Management expects that expenses, particularly in research and development, may continue to increase as we work to implement our strategy to advance our clinical assets in their clinical trials, expand our manufacturing capabilities and progress our preclinical assets towards clinical trials.

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

Other Commitments and Contingencies

We presented our other commitments and contingencies in the 2025 Form 10-K. There have been no material changes outside of the ordinary course of business in those obligations during the nine months ended September 30, 2026, other than those disclosed in Note 10, Commitments and Contingencies, to the condensed consolidated financial statements in this Form 10-Q.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2026. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedures is designed to provide a reasonable level of assurance that the objectives of the system will be met.

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

ITEM 1A – RISK FACTORS

In the ordinary course of business, we are exposed to a variety of risks, any of which have affected or could materially adversely affect our business, financial condition, and results of operations. The market price of our securities could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occur. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed above under “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the specific risk factors set forth in the “Risk Factors” section in the 2025 Form 10-K. We may also face other risks and uncertainties that are not presently known, are not currently believed to be material, or are not yet identified because they are common to all businesses. There have been no material changes to the risk factors disclosed in Part I, Item 1A of the 2025 Form 10-K.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, none of our directors or executive officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Dated: November 9, 2026
PERSPECTIVE THERAPEUTICS, INC., a Delaware corporation
/s/ Johan (Thijs) Spoor
Johan (Thijs) Spoor
Chief Executive Officer (Principal Executive Officer)

/s/ Joel Sendek
Joel Sendek
Chief Financial Officer (Principal Financial Officer)